Form 10-Q
period 1994-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 1995-02-09
CIK 61398

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________________

Commission file number     1-5507

                         MAGELLAN PETROLEUM CORPORATION
..............................................................................
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   06-0842255
...............................................................................
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

149 Durham Road, Madison, Connecticut                        06443
...............................................................................
(Address of principal executive offices)                   (Zip Code)

                                  203-245-8380
................................................................................
              (Registrant's telephone number, including area code)
...............................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       |X|  Yes      |_|   No
         The number of shares outstanding of the issuer's single class of common stock as of February 1,1995 was 24,403,745.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                                               December 31,              June 30,
                                                                                                   1994                    1994
Current assets:
  Cash and cash equivalents ..................................................            $    9,681,382             $    8,350,577
  Accounts receivable ........................................................                 1,391,490                  2,032,230
  Reimbursable development costs .............................................                   545,644                     89,512
  Inventories ................................................................                   309,734                    280,316
                                                                                          --------------             --------------
          Total current assets ...............................................                11,928,250                 10,752,635
                                                                                          --------------             --------------

Property and equipment:
  Oil and gas properties (full cost method) ..................................                63,603,001                 57,573,344
  Land, buildings and equipment ..............................................                 2,191,517                  1,951,192
  Field equipment ............................................................                 1,613,723                  1,508,135
  Less accumulated depletion, depreciation
    and amortization .........................................................               (28,717,511)               (25,655,085)
                                                                                          --------------             --------------
                                                                                              38,690,730                 35,377,586
                                                                                          --------------             --------------
Other assets:
  Deferred tax asset .........................................................                      --                         --
  Other assets ...............................................................                   319,830                    300,490
                                                                                          --------------             --------------
                                                                                          $   50,938,810             $   46,430,711
                                                                                          ==============             ==============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................................            $    3,198,913             $    1,508,436
  Accrued liabilities ........................................................                   821,861                    684,708
                                                                                          --------------             --------------
          Total current liabilities ..........................................                 4,020,774                  2,193,144
                                                                                          --------------             --------------

Long term liabilities and minority interests:
  Deferred income taxes ......................................................                 8,308,646                  6,938,586
  Reserve for future restoration costs .......................................                 2,361,414                  2,218,422
  Minority interests .........................................................                16,887,614                 16,764,441
                                                                                          --------------             --------------
                                                                                              27,557,674                 25,921,449
                                                                                          --------------             --------------
Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 50,000,000 shares
    Outstanding 24,403,745 and 24,387,107
    shares, respectively .....................................................                   244,037                    243,871
  Capital in excess of par value .............................................                42,995,651                 42,982,694
                                                                                          --------------             --------------
                                                                                              43,239,688                 43,226,565
  Deficit ....................................................................               (20,471,405)               (20,436,827)
  Accumulated translation adjustments ........................................                (3,407,921)                (4,473,620)
                                                                                          --------------             --------------
                                                                                              19,360,362                 18,316,118
                                                                                          --------------             --------------
                                                                                          $   50,938,810             $   46,430,711
                                                                                          ==============             ==============

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                              Three months ended                             Six months ended
                                                                 December 31,                                  December 31,
                                                                 ------------                                  ------------
                                                            1994                   1993                 1994                   1993
                                                            -----                  -----                -----                  ----

Revenues:
Oil sales ..................................       $    1,367,077        $    1,460,452        $    2,854,504        $    2,860,787
Gas sales ..................................            2,048,183             1,724,271             3,798,333             3,332,643
Interest and other income ..................              246,131               211,126               463,190               462,479
                                                   --------------        --------------        --------------        --------------
                                                        3,661,391             3,395,849             7,111,027             6,655,909
                                                   --------------        --------------        --------------        --------------
Costs and expenses:
Production costs ...........................              849,219               971,746             1,766,274             1,817,836
Salaries and employee benefits .............              368,460               305,835               685,855               660,280
Depletion, depreciation and
  amortization .............................              901,489               935,985             1,772,503             1,707,991
Auditing, accounting and
  legal services ...........................              200,644               178,912               423,228               393,453
Shareholder communications .................               97,418                37,351               114,890                62,397
Other ......................................              180,018                97,051               457,918               436,733
Interest ...................................                7,690                 6,931                15,150                13,872
Expenses related to Sagasco tender
  offer and litigation .....................                 --                  29,663                  --                 484,664
                                                   --------------        --------------        --------------        --------------
                                                        2,604,938             2,563,474             5,235,818             5,577,226
                                                   --------------        --------------        --------------        --------------
Income before minority interests
  and income taxes .........................            1,056,453               832,375             1,875,209             1,078,683
Minority interests .........................              666,314               573,553             1,198,281             1,023,995
                                                   --------------        --------------        --------------        --------------
Income (loss) before income taxes ..........              390,139               258,822               676,928                54,688
Income tax provision .......................              512,798               441,956               711,506               632,933
                                                   --------------        --------------        --------------        --------------
Net loss ...................................       $     (122,659)       $     (183,134)       $      (34,578)       $     (578,245)
                                                   ==============        ==============        ==============        ==============

Average number of shares
  outstanding ..............................           24,397,057            24,381,890            24,393,544            24,381,890
                                                   ==============        ==============        ==============        ==============

Net loss per share .........................       $         (.01)       $         (.01)                 --          $         (.02)
                                                   ==============        ==============        ==============        ==============


           Consolidated Statement Of Changes In Stockholders' Equity
                                  (unaudited)


                                                                      Capital in                        Accumulated
                                     Number           Common          excess of                         translation
                                   of shares           stock          par value          Deficit        adjustments          Total

June 30, 1994 ...................      24,387,107    $    243,871    $ 42,982,694    $(20,436,827)    $ (4,473,620)    $ 18,316,118
  Net loss ......................            --              --              --           (34,578)            --            (34,578)
  Currency
translation .....................            --              --              --              --          1,065,699        1,065,699
adjustments
  Sale of common stock ..........          16,638             166          12,957            --             13,123
                                     ------------    ------------    ------------    ------------     ------------     ------------
                                                                                                                       ------------
December 31, 1994 ...............      24,403,745    $    244,037    $ 42,995,651    $(20,471,405)    $ (3,407,921)    $ 19,360,362
                                     ============    ============    ============    ============     ============     ============


                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                      Six months ended
                                                                                        December 31,
                                                                                 1994                    1993


Operating Activities:
  Net loss                                                         $    (34,578)            $  (578,245)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                       1,772,503                1,707,991
    Deferred income taxes                                          930,382                  540,666
    Minority interests                                             1,198,281                1,023,995
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                            515,703                  210,001
    Reimbursable development costs                                 (483,549)                496,915
    Other assets                                                   (46,116)                 33,694
    Inventories                                                    (54,888)                 4,102
    Accounts payable and accrued
      liabilities                                                   1,568,110               (1,562,494)
                                                                   -----------              -----------
Net cash (used in) provided by operating activities                 5,365,848                1,876,625
                                                                   ----------               ----------

Investing Activities:
  Net additions to property and equipment                           (2,734,703)             (3,205,464)
                                                                   ------------             -----------
  Net cash used in investing activities                            (2,734,703)              (3,205,464)
                                                                   -----------              -----------

Financing Activities:
  Dividends to MPAL minority shareholders                          (1,673,345)              (1,447,208)
  Sales of common stock by MPC                                           13,123                            -
                                                                   ------------             ----------------
  Net cash provided by financing activities                        (1,660,222)              (1,447,208)
                                                                   -----------              -----------

  Effect of exchange rate changes on cash
  and cash equivalents                                                 359,882                    23,065
                                                                   ------------             ------------
  Net increase (decrease) in cash and
    cash equivalents                                               1,330,805                (2,752,982)
  Cash and cash equivalents at
    beginning of year                                               8,350,577                8,981,872
                                                                   ----------               ----------
  Cash and cash equivalents at
    end of period                                                  $9,681,382               $6,228,890
                                                                   ==========               ==========

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994

Item 1.  Financial Statements - Notes

         The information for the three and six month periods ended December 31, 1994 and December 31, 1993 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

         Liquidity and Capital Resources

Consolidated

         At December 31, 1994, the Company on a consolidated basis had approximately $9,682,000 of cash and cash equivalents. A summary of the major changes in cash items during the period is as follows:

               Cash and cash equivalents at beginning of period    $  8,351,000
               Cash provided by operations .....................      5,366,000
               Net additions to property and equipment .........     (2,735,000)
               Cash dividends paid to MPAL minority shareholders     (1,673,000)
               Other ...........................................        372,000
                                                                   ------------
               Cash and cash equivalents at end of period ......   $  9,681,000
                                                                     ==========

As to the Company (unconsolidated)

         At December 31, 1994, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and cash equivalents of approximately $2,003,000. MPC's normal annual operating budget is approximately $800,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

                                            PART I  FINANCIAL INFORMATION

                                           MAGELLAN PETROLEUM CORPORATION

                                                  December 31, 1994

Item 2.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Cont'd)

         During December 1994, MPC received a dividend of $1,718,000 from MPAL less $258,000 of Australian withholding taxes. The net proceeds of $1,460,000 were added to MPC's working capital.

As to MPAL

      At December 31, 1994, MPAL had cash and cash equivalents of approximately $7,679,000. MPAL has budgeted approximately $1.0 million for exploration in fiscal 1995 in comparison to the $1.6 million incurred during fiscal 1994. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         MPAL expects to fund its exploration and development  costs through its
cash  flow  from  Australian  operations,   and  if  necessary,  any  additional
requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended December 31, 1994 vs. December 31, 1993.

         The Company had a consolidated net loss of $122,659 for the three month period ended December 31, 1994 compared to net loss of $183,134 for the comparable 1993 period. The components of consolidated net loss for the comparable periods were as follows:

                                                                                     Three month period ended
                                                                                            December 31,
                                                                                      1994              1993
                  MPC unconsolidated pretax loss                                    $(293,950)       $(330,034)
                  MPC income tax expense                                             (257,698)        (222,900)
                  Share of MPAL pretax income                                         684,089          588,856
                  Share of MPAL income tax provision                                 (255,100)        (219,056)
                                                                                    ----------         --------
                  Consolidated net loss                                             $(122,659)       $(183,134)
                                                                                    ==========       ==========

                  Net loss per share                                                 $(.01)            $(.01)
                                                                                     ======            ======


PART I  FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Oil and Gas Sales

            Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                          Three month period ended December 31,
                                                   --------------------------------------------
                                      1994                  1994                  1993                  1993
                                     Sales                    %                  Sales                    %

Australia                             $3,241                  95                  $2,992                  94
United States                            174                   5                     193                   6
                                     -------               -----                 -------               -----
                                      $3,415                 100                  $3,185                 100
                                      ======                 ===                  ======                 ===

                                   Oil Sales

          Oil sales decreased by 6% in fiscal 1994. Oil sales in Australia decreased because of a 10% decrease in oil prices and a 12% decrease in the number of units sold. This increase was offset by a 13% increase in the value of the Australian dollar. MPAL's share of oil sales in the United States decreased as the number of units sold decreased 28% but oil prices increased 12%. Oil unit sales in barrels ("bbls"), the average price per barrel sold and the average daily production during the periods indicated were as follows:

                                                     Three month period ended December 31,
                                                1994 Sales                                              1993 Sales
                           ---------------------------------------------------------------------------------------
                                                               Average                                 Average
                                                  Average       Daily                     Average       Daily
                                                   price     Production                    price     Production
                                      bbls        per bbl        bbl          bbls        per bbl        bbl

Australia - Mereenie                 75,699      A.$21.99        881         85,648      A.$24.45        926

United States - Navajo Venture         8,878    U.S.$16.65       101         12,406     U.S.$14.88       133



                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994


Item 2.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Cont'd

                                   Gas Sales

         Gas sales increased 19%. Gas sales in Australia increased with a 3% increase in the volumes of gas sold, a 13% increase in the value of the Australian dollar and modest price increases. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties), the average price of gas per thousand cubic feet ("mcf") sold and the average daily production during the periods indicated were as follows:

                                                       Three month period ended December 31,
                                                             1994 Sales                                   1993 Sales
                                ------------------------------------------------------------------------------------
                                                           Average                                     Average
                                                                Daily                                   Daily
                                                   Price     Production                    Price     Production
                                       bcf        per mcf       mmcf           bcf        per mcf       mmcf
Australia:
Palm Valley
  Alice Springs contract          .266            A.$2.75        2.9        .241           A.$2.69       2.4
  Darwin contract                 .769            A.$1.97        8.4        .952           A.$1.97      10.3
Mereenie                          .481            A$.1.71        5.2        .281           A.$1.30       2.8
                                  ----                           ---        ----                        ----
         Total                       1.516                      16.5           1.474                    15.5
                                     =====                      ====           =====                    ====

                           Interest and other income

         Interest and other income increased 17% in 1994. The increase is attributable to higher interest income with more funds invested.

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994

Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Cont'd)

                               Costs and Expenses

         Production costs decreased 13%. The 16% decrease in Australia relates to a reduction in costs at Palm Valley. Production costs by geographic area and the relationship to oil and gas sales (in thousands) are as follows:

                                                     Three month period ended December 31,
                           1994         1994            1994               1993         1993            1993
                        Production        %               %             Production        %               %
                           costs     total sales  sales by country         costs     total sales   sales by country

Australia                  $749           22              23                $887           28            30
United States               100            3              57                  85            3            44
                            ---         ----                                ----           --
                           $849           25                                $972           31
                           ====         ====                                ====           ==


         Salaries and employee benefits increased 20% primarily because of increased costs in Australia and a 13% increase in the value of the Australian dollar.

          Depreciation, depletion and amortization decreased 4% in 1994. The costs in Australia increased because of the increase in the value of the Australian dollar and an increase in capitalized costs of oil and gas properties. The U.S. amounts have decreased because of an increase in the remaining oil and gas reserves. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                                                      Three month period ended December 31,
                                               1994                   1993                  % Change

          Australia                            $753                   $604                    25
          United States                         148                    332                   (55)
                                                ---                    ---
                                               $901                   $936
                                               ====                   ====

         Auditing, accounting and legal services increased 12% because of increased costs associated with the Annual Meeting of Stockholders and an increase in the value of the Australian dollar.

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Shareholder communications increased 161% primarily because of a timing difference in the holding of the Annual Meeting of Stockholders between the two periods.

          Other expenses decreased 85% primarily because of increases in consulting, rent and business taxes.

          Interest expense is the cost of maintaining the Company's lines of credit.

                                  Income Taxes

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                                                     Three month period
                                                                                     ended December 31,
                                                                                  1994             1993
Pretax consolidated income                                                         $390              $259
Losses not recognized:
  Company's U.S. operations                                                         294               330
  MPAL's U.S. operations                                                             61               101
  Permanent differences                                                              28               (27)
                                                                                  -----              ----
  Book taxable income                                                              $773              $663
                                                                                   ====              ====

Australian tax rate                                                                  33%              33%
                                                                                   =====              ===

MPC income tax provision                                                           $258              $223
MPAL deferred income tax provision                                                  255               219
                                                                                   ----              ----
Consolidated                                                                       $513              $442
                                                                                   ====              ====

                                Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7756 at December 31, 1994 compared to the value of $.7400 at September 30, 1994. This resulted in a $803,000 credit to the accumulated translation adjustments account for the three month period ended December 31, 1994. The average exchange rate used to translate MPAL's operations in Australia was $.7557 for the quarter ended December 31, 1994, which is a 13% increase compared to the $.6669 rate for the quarter ended December 31, 1993.

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Results of Operations

Six month period ended December 31, 1994 vs. December 31, 1993.

         The Company had a consolidated net loss of $34,578 for the six month period ended December 31, 1994 compared to a net loss of $578,245 for the comparable 1993 period. The components of consolidated net loss for the comparable periods were as follows:


                                                                                      Six month period ended
                                                                                            December 31,
                                                                                      1994              1993
         MPC unconsolidated pretax loss                                             $(553,321)       $(996,627)
         MPC income tax expense                                                      (260,098)        (222,900)
         Share of MPAL pretax income                                                1,230,249        1,051,315
         Share of MPAL income tax provision                                          (451,408)        (410,033)
                                                                                   -----------      -----------
         Consolidated net loss                                                     $  (34,578)       $(578,245)
                                                                                   ===========       ==========

                  Net loss per share                                                 $( - )              $(.02)
                                                                                     ======              ======

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Oil and Gas Sales

            Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                           Six month period ended December 31,

                                      1994                  1994                  1993                  1993
                                     Sales                    %                  Sales                    %

Australia                             $6,326                 95                   $5,805                    94
United States                            322                   5                     388                     6
                                     -------                ----                  ------              --------
                                      $6,648                 100                  $6,193                  100
                                      ======                 ===                  ======                  ===

                                   Oil Sales

          Oil sales were the same in fiscal 1994. Oil sales in Australia increased despite a 10% decrease in oil prices with no increase in the number of units sold. This increase was the result of a 12% increase in the value of the Australian dollar. MPAL's share of oil sales in the United States decreased as the number of units sold decreased 24% but oil prices increased 12%. Oil unit sales in barrels ("bbls"), the average price per barrel sold and the average daily production during the periods indicated were as follows:

                                                        Six month period ended December 31,
                                                1994 Sales                               1993 Sales
                                                               Average                                 Average
                                                  Average       Daily                     Average       Daily
                                                   price     Production                    price     Production
                                      bbls        per bbl        bbl          bbls        per bbl        bbl

Australia - Mereenie                 157,243     A.$23.07        858         157,288     A.$25.74        859

United States - Navajo Venture       19,195     U.S.$17.22       105         25,234     U.S.$15.45       138



                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994


Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Cont'd

                                   Gas Sales

         Gas sales increased 14%. Gas sales in Australia increased despite no change in the volumes of gas sold because of a 12% increase in the value of the Australian dollar and modest price increases. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf") (before deducting royalties), the average price of gas per thousand cubic feet ("mcf") sold and the average daily production during the periods indicated were as follows:

                                                        Six month period ended December 31,
                                                       1994 Sales                                  1993 Sales
                                                               Average                                 Average
                                                                Daily                                   Daily
                                                   Price     Production                    Price     Production
                                        bcf       per mcf       mmcf             bcf      per mcf       mmcf
Australia:
Palm Valley
  Alice Springs contract            .498          A.$2.74        2.7        .460           A.$2.69       2.4
  Darwin contract                      1.590      A.$1.97        8.7           1.896       A.$1.96      10.3
Mereenie                            .756          A.$1.64        4.1        .501           A.$1.36       2.8
                                   -----                         ---        ----                        ----
         Total                         2.844                    15.5           2.857                    15.0
                                       -----                    ====           =====                    ====

                           Interest and other income

         Interest and other income increased 2% in 1994. The increase is attributable to higher interest income with more funds invested.

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Costs and Expenses

         Production costs decreased 3%. Australian costs were relatively unchanged. U.S. costs have declined because production decreased and field operations were scaled back during the current period. Production costs
(in thousands) by geographic area and the relationship to oil and gas sales is as follows:

                                                         Six period ended December 31,

                           1994         1994            1994               1993         1993            1993
                        Production        %               %             Production        %               %
                           costs     total sales  sales by country         costs     total sales   sales by country

Australia                $1,687           25              27              $1,659           27            29
United States                79            1              25                 159            3            41
                         ------          ---                              ------           --
                         $1,766           26                              $1,818           30
                         ======          ===                              ======           ==


          Salaries and employee benefits increased 4% primarily because of the increase in the value of the Australian dollar.

          Depreciation, depletion and amortization increased 4% in 1994. The costs in Australia increased because of the increase in the value of the Australian dollar and an increase in capitalized costs of oil and gas properties. The U.S. amounts have decreased because of an increase in the remaining oil and gas reserves. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                                                       Six month period ended December 31,
                                               1994                   1993                  % Change

          Australia                          $1,387                 $1,143                    18
          United States                         385                    565                   (32)
                                            -------                -------
                                             $1,772                 $1,708
                                             ======                 ======

         Shareholder communications increased 8% primarily because of a timing difference in holding the Annual Meeting of Stockholders between the two periods.

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

          Certain expenses related to Sagasco tender offer and litigation were reimbursed under the Company's D&O insurance policy during the first quarter. In addition, all the U.S. related litigation has been terminated.

          Interest expense is the cost of maintaining the Company's lines of credit.

                                  Income Taxes

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                                                      Six month period
                                                                                     ended December 31,
                                                                                  1994             1993
Pretax consolidated income                                                      $   677          $     55
Losses not recognized:
  Company's U.S. operations                                                         553               997
  MPAL's U.S. operations                                                            102               158
  Permanent differences                                                              38                32
                                                                                -------              ----
  Book taxable income                                                            $1,370            $1,242
                                                                                 ======            ======

Australian tax rate                                                                 33%               33%
                                                                                   ====               ===

  MPC income tax provision                                                      $   260            $  223
MPAL deferred income tax provision                                                  452               410
                                                                                 -------           ------
  Consolidated                                                                  $   712            $  633
                                                                                =======            ======

                                Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7756 at December 31, 1994 compared to the value of $.6667 at June 30, 1994. This resulted in a $1,066,000 credit to the accumulated translation adjustments account for the six month period ended December 31, 1994. The 16% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at December 31, 1994 from the June 30, 1994 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7474 for the six months ended December 31, 1994, which is a 12% increase compared to the $.6681 rate for the December 31, 1993 period.

                           PART II OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               December 31, 1994

Item 5.           Other Information.

                  The Palm Valley No. 10 development well has been completed as an observation well. The well recorded a gas flow of 1.4 million cubic feet but did not intersect a major fracture in the Pacoota target section.

                  The Big Sky 6E exploration well in the Navajo project is being completed as an oil producer with initial flow rates of 500-700 bpd.
MPAL has a 18.75% interest in the well. A second well on this feature is being considered.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           (27)  Financial Data Schedule.

                  (b)      Reports on Form 8-K.

                  On December 9, 1994, the Company filed Form 8-K to announce the date and time of its Annual Meeting of Stockholders for the fiscal year ended June 30, 1994.

                  On January 18, 1995, the Company filed Form 8-K to announce that the Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                         MAGELLAN PETROLEUM CORPORATION
                                   Registrant

                          By /s/ James R. Joyce
                          James R. Joyce, President and
                     Chief Financial and Accounting Officer



Date:  February  9,1995