Form 10-Q
period 1995-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 1995-05-12
CIK 61398

FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1995
                               ------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________________

Commission file number     1-5507

                         MAGELLAN PETROLEUM CORPORATION
...............................................................................
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

                                  203-245-8380
...............................................................................
              Registrant's telephone number, including area code)
...............................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       |X|  Yes      |_|   No
         The number of shares outstanding of the issuer's single class of common stock as of May 1, 1995 was 24,423,745.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                            March 31,         June 30,
                                                              1995              1994

                                ASSETS
Current assets:
  Cash and cash equivalents ............................   $  7,492,100    $  8,350,577
  Accounts receivable ..................................      2,761,726       2,032,230
  Reimbursable development costs .......................        619,445          89,512
  Inventories ..........................................        271,311         280,316
                                                           ------------    ------------
          Total current assets .........................     11,144,582      10,752,635
                                                           ------------    ------------

Property and equipment:
  Oil and gas properties (full cost method) ............     61,881,892      57,573,344
  Land, buildings and equipment ........................      2,216,088       1,951,192
  Field equipment ......................................      1,532,521       1,508,135
  Less accumulated depletion, depreciation
    and amortization ...................................    (28,586,011)    (25,655,085)
                                                           ------------    ------------
                                                             37,044,490      35,377,586
                                                           ------------    ------------
Other assets:
  Deferred tax asset ...................................           --              --
  Other assets .........................................        302,882         300,490
                                                           ------------    ------------
                                                           $ 48,491,954    $ 46,430,711
                                                           ============    ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................   $  1,853,952    $  1,508,436
  Accrued liabilities ..................................        776,858         684,708
                                                           ------------    ------------
          Total current liabilities ....................      2,630,810       2,193,144
                                                           ------------    ------------

Long term liabilities and minority interests:
  Deferred income taxes ................................      8,332,135       6,938,586
  Reserve for future restoration costs .................      2,239,752       2,218,422
  Minority interests ...................................     16,475,307      16,764,441
                                                           ------------    ------------
                                                             27,047,194      25,921,449
                                                           ------------    ------------
Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 50,000,000 shares
    Outstanding 24,423,745 and 24,387,107 shares,
     respectively ......................................        244,237         243,871
  Capital in excess of par value .......................     43,010,451      42,982,694
                                                           ------------    ------------
                                                             43,254,688      43,226,565
  Deficit ..............................................    (20,178,756)    (20,436,827)
  Accumulated translation adjustments ..................     (4,261,982)     (4,473,620)
                                                           ------------    ------------
                                                             18,813,950      18,316,118
                                                           ------------    ------------
                                                           $ 48,491,954    $ 46,430,711
                                                           ============    ============


                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                   Three months ended                 Nine months ended
                                                        March 31,                           March 31,
                                                       ----------                         ---------
                                                 1995              1994              1995           1994
                                                 -----            -----             -----           ----

Revenues:
  Oil sales ............................   $    1,527,299   $    1,420,205    $    4,381,803   $    4,280,992
  Gas sales ............................        2,046,455        1,760,725         5,839,788        5,093,368
  Interest and other income ............          367,244          153,283           830,434          615,762
                                           --------------   --------------    --------------   --------------
                                                3,940,998        3,334,213        11,052,025        9,990,122
                                           --------------   --------------    --------------   --------------
Costs and expenses:
  Production costs .....................          953,538          973,028         2,719,812        2,790,864
  Salaries and employee benefits .......          457,675          266,220         1,143,530          926,500
  Depletion, depreciation and
    amortization .......................        1,003,577          891,970         2,776,080        2,599,961
  Auditing, accounting and
    legal services .....................          132,379          141,196           555,607          534,649
  Shareholder communications ...........           25,469           89,687           140,359          152,084
  Other ................................          175,854          291,761           633,772          728,494
  Interest .............................            7,330            7,210            22,480           21,082
  Expenses (recovery) related to Sagasco
    tender offer and litigation ........             --            (61,171)             --            423,493
                                           --------------   --------------    --------------   --------------
                                                2,755,822        2,599,901         7,991,640        8,177,127
                                           --------------   --------------    --------------   --------------
  Income before minority interests
    and income taxes ...................        1,185,176          734,312         3,060,385        1,812,995
  Minority interests ...................          652,777          450,197         1,851,058        1,474,192
                                           --------------   --------------    --------------   --------------
  Income (loss) before income taxes ....          532,399          284,115         1,209,327          338,803
  Income tax provision .................          239,750          202,306           951,256          835,239
                                           --------------   --------------    --------------   --------------
Net income (loss) ......................   $      292,649   $       81,809    $      258,071   $     (496,436)
                                           ==============   ==============    ==============   ==============

  Average number of shares
    outstanding ........................       24,408,745       24,381,890        24,398,604       24,381,890
                                           ==============   ==============    ==============   ==============

  Net income (loss) per share ..........   $          .01             --      $          .01   $         (.02)
                                           ==============   ==============    ==============   ==============


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                Capital in                        Accumulated
                                Number           Common          excess of                         translation
                              of shares           stock          par value          Deficit        adjustments          Total


June 30, 1994 .............     24,387,107   $    243,871   $ 42,982,694   $(20,436,827)   $ (4,473,620)   $ 18,316,118
  Net income ..............           --             --             --          258,071            --           258,071
  Currency
translation ...............           --             --             --             --           211,638         211,638
adjustments
  Common stock issued
  to directors ............         16,638            166         12,957           --              --            13,123
  Exercise of stock options         20,000            200         14,800         15,000
                              ------------   ------------   ------------   ------------   ------------    ------------
March 31, 1995 ............     24,423,745   $    244,237   $ 43,010,451   $(20,178,756)   $ (4,261,982)   $ 18,813,950
                              ============   ============   ============   ============    ============    ============


                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                   Nine months ended
                                                                                            March 31,
                                                                               1995                      1994




Operating Activities:
 Net income (loss) ........................................   $     258,071    $    (496,436)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depletion, depreciation and amortization ..............       2,776,080        2,599,961
    Deferred income taxes .................................         720,654          977,260
    Minority interests ....................................       1,851,058        1,474,192
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable ...................................        (720,157)        (117,785)
    Reimbursable development costs ........................        (528,357)         474,674
    Other assets ..........................................          (1,050)         (68,505)
    Inventories ...........................................          10,232          (28,693)
    Accounts payable and accrued
      liabilities .........................................         448,224       (2,085,728)
                                                              -------------    -------------
Net cash provided by operating activities .................       4,814,755        2,728,940
                                                              -------------    -------------

Investing Activities:
  Net additions to property and equipment .................      (4,170,447)      (3,228,559)
                                                              -------------    -------------
  Net cash used in investing activities ...................      (4,170,447)      (3,228,559)
                                                              -------------    -------------

Financing Activities:
  Dividends to MPAL minority shareholders .................      (1,673,345)      (1,447,208)
  Exercise of MPC stock options and stock issued
  for directors' fees .....................................          28,123             --
                                                              -------------    -------------
  Net cash used in financing activities ...................      (1,645,222)      (1,447,208)
                                                              -------------    -------------

  Effect of exchange rate changes on cash
  and cash equivalents ....................................         142,437          138,346
                                                              -------------    -------------
  Net decrease in cash and
    cash equivalents ......................................        (858,477)      (1,808,481)
  Cash and cash equivalents at
    beginning of year .....................................       8,350,577        8,981,872
                                                              -------------    -------------
  Cash and cash equivalents at
    end of period .........................................   $   7,492,100    $   7,173,391
                                                              =============    =============


                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 1.       Financial Statements - Notes

         The information for the three and nine month periods ended March 31, 1995 and 1994, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

Consolidated

         At  March  31,  1995,   the  Company  on  a   consolidated   basis  had
approximately $7,492,000 of cash and cash equivalents. A summary of the major changes in cash items during the period is as follows:

         Cash and cash equivalents at beginning of year           $8,351,000
         Cash provided by operations                               4,815,000
         Net additions to property and equipment                  (4,170,000)
         Cash dividends paid to MPAL minority shareholders        (1,673,000)
         Other                                                       169,000
                                                                   ----------
         Cash and cash equivalents at end of period               $7,492,000
                                                                   ==========

As to the Company (unconsolidated)

         At March 31, 1995, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and cash equivalents of approximately $1,686,000. MPC's normal annual operating budget is approximately $800,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         MPC is also a 10% participant in MPAL's Baca County, Colorado drilling project (MPAL 90%). MPC's committment for drilling the initial three wells in the project is approximately $150,000.

As to MPAL

         At March 31, 1995, MPAL had cash and cash equivalents of approximately $5,806,000 MPAL has budgeted approximately $1.0 million for exploration in fiscal 1995 in comparison to the $1.6 million incurred during fiscal 1994. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         MPAL expects to fund its exploration and development  costs through its
cash  flow  from  Australian  operations,   and  if  necessary,  any  additional
requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended March 31, 1995 vs. March 31, 1994.

         The Company had consolidated net income of $292,649 for the three month period ended March 31, 1995 compared to net income of $81,809 for the comparable 1994 period. The components of consolidated net income for the comparable periods were as follows:

                                                                                     Three month period ended
                                                                                              March 31,
                                                                                      1995              1994
                  MPC unconsolidated pretax loss                                    $(137,794)       $(178,092)
                  MPC income tax expense                                                 (311)               -
                  Share of MPAL pretax income                                         670,193          462,207
                  Share of MPAL income tax provision                                 (239,439)        (202,306)
                                                                                    ----------         --------
                  Consolidated net income                                           $ 292,649        $  81,809
                                                                                    =========        =========

                  Net income per share                                                $.01            $  -
                                                                                      ====            ====

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Oil and Gas Sales

            Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                     Three month period ended March 31,
                                      1995                  1995                  1994                  1994
                                     Sales                    %                  Sales                    %

Australia                             $3,418                  96                  $3,039                  96
United States                            156                   4                     142                   4
                                     -------               -----                 -------               -----
                                      $3,574                 100                  $3,181                 100
                                      ======                ====                  ======                 ===

                                   Oil Sales

          Oil sales increased by 8% in fiscal 1995. Oil sales in Australia increased because of an 11% increase in oil prices which were partially offset by a 3% decrease in the number of units sold. This increase was also assisted by a 6% increase in the value of the Australian dollar. MPAL's share of oil sales in the United States decreased as the number of units sold decreased 18% with a 25% increase in oil prices. Oil unit sales in barrels ("bbls"), the average price per barrel sold and the average daily production during the periods indicated were as follows:

                                                       Three month period ended March 31,
                                                1995 Sales                                              1994 Sales
                           ---------------------------------------------------------------------------------------
                                                               Average                                 Average
                                                  Average       Daily                     Average       Daily
                                                   price     Production                    price     Production
                                      bbls        per bbl        bbl          bbls        per bbl        bbl

Australia - Mereenie                 83,896     A.$24.05         915         86,656      A.$21.74        933

United States - Navajo Venture        9,164   U.S.$17.49         98          11,125    U.S.$14.03        126


                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                   Gas Sales

         Gas sales increased 16%. Gas sales in Australia increased with a 5% increase in the volumes of gas sold, a 6% increase in the value of the Australian dollar and modest price increases. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties), the average price of gas per thousand cubic feet ("mcf") sold and the average daily production during the periods indicated were as follows:


                                                Three month period ended March 31,
                                         1995  Sales                           1994 Sales

                                                        Average                                      Average
                                                         Daily                                        Daily
                                          Price        Production                      Price         Production
                             bcf         per mcf          mmcf           bcf          per mcf           mmcf


Australia:
Palm Valley
  Alice Springs contract    .268          A.$2.77         3.0            .268            A.$2.70        2.4
  Darwin contract           .664          A.$1.98         7.4            .860            A.$1.97       10.3
Mereenie                    .551          A.$1.78         6.1            .284            A.$1.48        2.8
                            ----                          ---            ----                          ----
         Total              1.483                         16.5           1.412                         15.5
                            =====                         ====           =====                         ====


                           Interest and other income

         Interest and other income increased 140% in 1995. The increase is attributable to more funds invested at higher rates.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Costs and Expenses

         Production costs decreased 2%. The 2% decrease in Australia relates to a reduction in costs at Palm Valley. Production costs by geographic area and the relationship to oil and gas sales (in thousands) is as follows:

                       Three month period ended March 31,
                           1995         1995            1995               1994         1994            1994
                        Production        %               %             Production        %               %
                           costs     total sales  sales by country         costs     total sales   sales by country

Australia                  $895           25              26                $912           29            30
United States                59            2              38                  61            2            43
                          -----        -----                                ----           --
                           $954           27                                $973           31
                           ====         ====                                ====           ==

     Salaries and employee benefits increased 72% primarily because of increased compensation costs in Australia and a 6%increase in the value of the Australian dollar.
          Depreciation, depletion and amortization increased 13% in 1995. The costs in Australia increased because of the increase in the value of the Australian dollar and an increase in capitalized costs of oil and gas properties. The U.S. amounts have decreased because of an increase in the remaining oil and gas reserves. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                                                        Three month period ended March 31,
                                               1995                   1994                  % Change

          Australia                            $768                   $612                    25
          United States                         236                    280                   (16)
                                                ---                    ---
                                             $1,004                   $892
                                             ======                   ====

         Auditing, accounting and legal services decreased 6% because of cost saving measures.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Shareholder communications decreased 72% primarily because of a timing difference in the holding of the Annual Meeting of Stockholders between the two periods and cost savings measures.

     Other expenses decreased 40% because MPAL was able to recover a greater portion of its overhead as operator of the Palm Valley Joint Venture.

          Interest expense is the cost of maintaining MPC's and MPAL's lines of credit.

                                  Income Taxes

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                                                     Three month period
                                                                                     ended December 31,
                                                                                  1995             1994
Pretax consolidated income                                                         $532              $284
Losses not recognized:
  Company's U.S. operations                                                         138               178
  MPAL's U.S. operations                                                             91               149
  Permanent differences                                                             (34)                2
                                                                                  ------            -----
  Book taxable income                                                              $727              $613
                                                                                   ====              ====

Australian tax rate                                                                  33%              33%
                                                                                   =====              ===

MPC income tax provision                                                        $     -           $     -
MPAL deferred income tax provision                                                  240               202
                                                                                  -----              ----
Consolidated                                                                      $ 240              $202
                                                                                  =====              ====

                                Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.7345 at March 31, 1995 compared to the value of $.7756 at December 31, 1994. This resulted in a $854,000 charge to the accumulated translation adjustments account for the three month period ended March 31, 1995. The average exchange rate used to translate MPAL's operations in Australia was $.7483 for the quarter ended March 31, 1995, which is a 6% increase compared to the $.7078 rate for the quarter ended March 31, 1994.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations

Nine month period ended March 31, 1995 vs. March 31, 1994.

         The Company had consolidated income of $258,071 for the nine month period ended March 31, 1995 compared to a net loss of $496,436 for the comparable 1994 period. The components of consolidated net loss for the comparable periods were as follows:


                                                                                      Nine month period ended
                                                                                              March 31,
                                                                                      1995              1994
         MPC unconsolidated pretax loss                                            $ (691,115)     $(1,174,719)
         MPC income tax expense                                                      (260,409)        (222,900)
         Share of MPAL pretax income                                                1,900,442        1,513,522
         Share of MPAL income tax provision                                          (690,847)        (612,339)
                                                                                   ----------       -----------
         Consolidated net income (loss)                                             $ 258,071      $  (496,436)
                                                                                    =========      ============

                  Net income (loss) per share                                         $.01               $(.02)
                                                                                      ====               ======


                               Oil and Gas Sales

            Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                            Nine month period ended March  31,

                                      1995                  1995                  1994                  1994
                                     Sales                    %                  Sales                    %

Australia                             $9,744                 95                   $8,844                    94
United States                            478                   5                     530                     6
                                     -------                ----                  ------              --------
                                     $10,222                 100                  $9,374                  100
                                     =======                 ===                  ======                  ===


                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                   Oil Sales

          Oil sales increased 2% in fiscal 1995. Oil sales in Australia increased 4% despite a 4% decrease in oil prices and a 1% decrease in the number of units sold because of a 10% increase in the value of the Australian dollar. MPAL's share of oil sales in the United States decreased 11% because the number of units sold decreased 22%, however, a 15% increase in oil prices partially offset this decline in sales. Oil unit sales in barrels ("bbls"), the average price per barrel sold and the average daily production during the periods indicated were as follows:

                                                         Nine month period ended March 31,
                                                1995 Sales                               1994 Sales
                                                               Average                                 Average
                                                  Average       Daily                     Average       Daily
                                                   price     Production                    price     Production
                                      bbls        per bbl        bbl          bbls        per bbl        bbl

Australia - Mereenie                 241,139     A.$23.41        880         243,944     A.$24.32        890

United States - Navajo Venture       28,359     U.S.$17.31       104         36,359     U.S.$15.01       133

                                   Gas Sales

         Gas sales increased 15%. Gas sales in Australia increased because of a 1% increase in the volumes of gas sold, a 10% increase in the value of the Australian dollar and modest price increases. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties), the average price of gas per thousand cubic feet ("mcf") sold and the average daily production during the periods indicated were as follows:

                                                        Nine month period ended March 31,
                       ------------------------------------------------------------------
                                                       1995 Sales                                  1994 Sales
                                -----------------------------------------------------------------------------
                                                               Average                          Average
                                                                Daily                           Daily
                                                   Price     Production              Price     Production
                                        bcf       per mcf       mmcf        bcf      per mcf       mmcf

Australia:
Palm Valley
 Alice Springs contract                 .767      A.$2.75        2.8        .727       A.$2.69       2.4
 Darwin contract                       2.254      A.$1.97        8.2       2.756       A.$1.97      10.3
Mereenie                               1.307      A.$1.72        4.8        .785       A.$1.40       2.8
                                       -----                   -----        ----                    ----
         Total                         4.328                    15.8       4.268                    15.5
                                       =====                   =====        ====                    ====


                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                           Interest and other income

     Interest  and  other  income   increased  35%  in  1994.  The  increase  is
attributable to higher interest income with more funds invested at higher rates.

                               Costs and Expenses

     Production costs decreased 3%. Australian costs were relatively unchanged. U.S. costs have declined because production decreased and field operations were scaled back during the current period. Production costs (in thousands) by geographic area and the relationship to oil and gas sales is as follows:

                                                           Nine period ended March 31,

                           1995         1995            1995               1994         1994            1994
                        Production        %               %             Production        %               %
                           costs     total sales  sales by country         costs     total sales   sales by country

Australia                $2,582           25              26              $2,571           27            29
United States               138            1              29                 220            3            42
                        -------         ----                             -------           --
                         $2,720           26                              $2,791           30
                         =======        ====                              ======           ==


     Salaries and employee benefits increased 23% primarily because of a 10% increase in the value of the Australian dollar and an increase in compensation levels.

          Depreciation, depletion and amortization increased 7% in 1995. The costs in Australia increased because of the 10% in the value of the Australian dollar and an increase in capitalized costs of oil and gas properties. The U.S. amounts have decreased because of an increase in the remaining oil and gas reserves. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                                                        Nine month period ended March 31,
                                                        1995                        1994

          Australia                                    $2,155                      $1,755
          United States                                   621                         845
                                                       ------                     -------
                                                       $2,776                      $2,600
                                                       ======                      ======

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Shareholder communications decreased 8% primarily because of cost saving measures.

     Other expenses decreased 13% because MPAL was able to recover a greater portion of its overhead as operator of the Palm Valley Joint Venture.

          Interest expense is the cost of maintaining MPC's and MPAL's lines of credit.

          Expenses related to Sagasco tender offer and litigation were all reimbursed under the Company's D&O insurance policy during the first quarter of fiscal 1995. All the U.S. related litigation has been terminated.

                                  Income Taxes

     A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                                                      Nine month period
                                                                                       ended March 31,
                                                                                  1995             1994
Pretax consolidated income                                                       $1,209           $   339
Losses not recognized:
  MPC's U.S. operations                                                             691             1,175
  MPAL's U.S. operations                                                            193               307
  Permanent differences                                                               1                34
                                                                               --------           -------
  Book taxable income                                                            $2,094            $1,855
                                                                                 ======            ======

Australian tax rate                                                                 33%               33%
                                                                                   ====               ===

  MPC income tax provision                                                         $260            $  223
  MPAL deferred income tax provision                                                691               612
                                                                                  -----            ------
  Consolidated                                                                    $ 951            $  835
                                                                                  =====            ======


                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7345 at March 31, 1995 compared to the value of $.7287 at June
30, 1994. This resulted in a $212,000 credit to the accumulated translation adjustments account for the nine month period ended March 31, 1995. The 1% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at March 31, 1995 from the June 30, 1994 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7477 for the nine months ended March 31, 1995, which is a 10% increase compared to the $.6813 rate for the March 31, 1994 period.

                          PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 4.           Submission of Matters to a Vote of Security Holders.

     (a)  On  January  13,  1995,   the  Company  held  its  Annual  Meeting  of
Stockholders.

     (b) Directors Walter McCann and C. Dean Reasoner were reelected for additional three year terms. Directors Dennis D. Benbow, Benjamin W. Heath, G. Gordon Gibson and James R. Joyce continued in office.

     (c) 1. The stockholder proposal to amend Article Twelfth was not approved. The proposal was not approved because any matter to be voted upon at any meeting must be approved, not only by a majority of the shares voted at such meeting, but also by a majority of the stockholders present in person or by proxy and entitled to vote. The vote was as follows:

                              Number of              Number of
                            Shares Voted        Shareholders Voting

For                          5,290,896                   1,348
Against                      4,590,141                   2,364
Abstain                        349,066                     165

     2. The stockholder proposal for a stock repurchase program was not approved. The proposal was not approved because any matter to be voted upon at any meeting must be approved, not only by a majority of the shares voted at such meeting, but also by a majority of the stockholders present in person or by proxy and entitled to vote. The vote was as follows:

                                 Number of                  Number of
                                Shares Voted           Shareholders Voting

For                             5,696,941                   1,406
Against                         4,240,780                   2,310
Abstain                           292,382                     161

                           PART II OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1995

Item 4.           Submission of Matters to a Vote of Security Holders (Cont'd).

     (c) 3. The stockholder proposal to amend the stock option plan was not approved. The proposal was not approved because any matter to be voted upon at any meeting must be approved, not only by a majority of the shares voted at such meeting, but also by a majority of the stockholders present in person or by proxy and entitled to vote. The vote was as follows:
                                  Number of                  Number of
                                Shares Voted           Shareholders Voting

For                               5,572,858                   1,443
Against                           4,418,023                   2,276
Abstain                             239,222                     158

Item 5.           Other Information.

                  The gas and liquids treatment plant upgrade at the Mereenie field is now fully operational and the plant is scheduled to be officially commissioned on May 29, 1995. The plant is expected to increase the daily oil production by approximately 100 bpd.

                  On April 25, 1995, MPC and MPAL commenced an initial three well exploration drilling program on its acreage in Baca County, Colorado. MPC and MPAL had a 9% and a 79% net working interest, respectively in 70,000 net acres with 25 prospects that have been identified.

                  On May 10, 1995, the Australian government issued the budget for 1995/1996 fiscal year which includes a proposal to increase the corporate income tax rate from 33% to 36%.

Item 6.           Exhibits and Reports on Form 8-K

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                         MAGELLAN PETROLEUM CORPORATION
                                   Registrant





Date:  May 12, 1995                                  By /s/ James R. Joyce
                                                     ---------------------
                                                 James R. Joyce, President and
                                         Chief Financial and Accounting Officer