Form 10-K
period 1995-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 1995-09-27
CIK 61398

FORM 10-K
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           June 30, 1995
                          ----------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                          Commission file number 1-5507

                         MAGELLAN PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                             06-0842255

State or other jurisdiction of            (I.R.S. Employer
incorporation or organization                Identification No.)

149 Durham Road, Madison, Connecticut                 06443
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code      (203) 245-8380
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                          which registered

Common stock par value $.01 per share             Boston Stock Exchange
- --------------------------------------           -----------------------

                                                 Pacific Stock Exchange
                                                 ------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           |X|  Yes |_|  No
PAGE>





         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant was $47,238,000 at September 11,1995 (based on the last sale price of such stock as quoted on the Pacific Stock Exchange).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share, 24,548,745 shares outstanding as of September 11, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1995, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                       Page

                                     PART I


Item 1.           Business.                                                4

Item 2.           Properties.                                             18

Item 3.           Legal Proceedings.                                      23

Item 4.           Submission of Matters to a Vote of Security Holders.    25

                                     PART II

Item 5.           Market for the Company's Common Stock and Related
                  Stockholder Matters.                                     27

Item 6.           Selected Financial Data.                                 28

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     29

Item 8.           Financial Statements and Supplementary Data.             38

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                     70

                                    PART III

Item 10.          Directors and Executive Officers of the Company.         70

Item 11.          Executive Compensation.                                  70

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.                                              70


Item 13.          Certain Relationships and Related Transactions           70

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.                                             71

- --------------------

         Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 11, 1995 was A.$1.00 equaled U.S.$.7527.

                                     PART I


Item 1.  Business.

         Magellan Petroleum Corporation (the "Company" or "MPC") is engaged, directly and through its majority-owned subsidiary, in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 1995, the Company's principal asset was a 50.7% equity interest in its subsidiary, Magellan Petroleum Australia Limited ("MPAL"), which has one class of stock that is publicly held and traded in Australia.

         MPAL owns interests in various oil and gas properties in Australia and the United States. MPAL's major Australian assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (50.775% working interest). Both fields are located in the Amadeus Basin in the Northern
Territory of Australia ("NTA"). Santos Ltd ("Santos"), an Australian company, which owns a 37.4% interest in the Palm Valley field and a 65% interest in the Mereenie field, also owns 18.2% of MPAL's outstanding stock. Boral Limited, an Australian company owns 1.2% of the Palm Valley field and also owns a 18.1% interest in MPAL's outstanding stock and a 13.6% interest in MPC's outstanding stock.

         MPAL and its co-venturers in the Mereenie and Palm Valley fields have been discussing the sale of additional quantities of gas from these fields with the Power and Water Authority ("PAWA") in the Northern Territory. On May 29, 1995, a new contract for the sale of an additional 21.4 billion cubic feet ("bcf") from the Mereenie field was concluded with PAWA. Now that this supplementary contact is in place, negotiations will continue with PAWA for the sale of an estimated 120 bcf of gas to meet PAWA's demands for the years 2009-2015. While another new gas supply contract for the sale of gas from both fields appears likely, the ultimate purchaser, the timing, and terms of any new contracts are uncertain. In addition, it will be necessary to establish to any potential purchasers that adequate reserves exist to satisfy any long term contract.

         In Canada, the Company has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company has not received any revenues from this field to date. See Item 3 - Legal Proceedings.

         The following chart illustrates the various relationships between the Company and the various companies discussed above.









         The following graphic presentation has been omitted, but the following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART

                 MPC owns 2.7% of the Kotaneelee Field, Canada.
                             MPC owns 50.7% of MPAL.
              MPAL owns 50.8% of the Palm Valley Field, Australia.
                MPAL owns 35% of the Mereenie Field, Australia.
               BORAL owns 13.6% of MPC. BORAL owns 18.1% of MPAL.
              BORAL owns 1.2% of the Palm Valley Field, Australia.
                           SANTOS owns 18.2% of MPAL.
             SANTOS owns 37.4% of the Palm Valley Field,Australia.
               SANTOS owns 65% of the Mereenie Field, Australia.

         (a)      General Development of Business.


                  Operational Developments Since the Beginning of the Last Fiscal Year.

AUSTRALIA

Mereenie
                                Field Operations

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Joint Venture or "MJV") own the Mereenie field which is located in the Amadeus Basin of the NTA. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. MPAL's share of the Mereenie field proved developed oil reserves was approximately 1.5 million barrels at June 30, 1995.

         Four development wells were drilled in fiscal 1995 and subsequently completed as oil wells. The field was producing about 2,655 (MPAL share 929) barrels of crude oil per day ("bpd") from 34 wells at June 30, 1995. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers.

         The MJV is currently selling a small quantity of crude oil to a local crude oil stripping plant. Approximately 200 bpd are being sold as a feed stock for the plant. These oil sales reduce the volume shipped to the Adelaide refinery, and accordingly the MJV benefits from the savings in transportation costs.

         In 1985, MJV agreed to provide Mereenie gas to the Power and Water Authority ("PAWA") of the NTA for use in the Darwin and other NTA centers. See "Darwin Gas Supply Contracts" for a discussion of this agreement.

         On May 29, 1995, the MJV concluded a new contract for sale of additional 21.4 bcf of gas to PAWA. The additional gas was required to meet the power needs of new mining developments in the NTA including the McArthur River Mine.

         A major upgrade of the gas and liquids treatment plant at the Mereenie field was completed in May 1995. The new plant will increase the capacity for processing sales gas, increase daily oil production by 150 bdp and increase the quantity of gas available for reinjection which will improve oil recoverability.

Palm Valley

                                Field Operations

         MPAL has a 50.775% interest in the Palm Valley gas field which is located in the NTA. Ten wells have been drilled in the field, six of which are currently connected to the gas treatment plant and are flowed at maximum deliverability levels to meet the Alice Springs and Darwin supply contracts with PAWA. During fiscal 1995, MPAL's share of production was 3.9 bcf or approximately 11 million cubic feet of gas per day ("mmcfd"). The Palm Valley No. 10 development well was completed as an observation well during fiscal 1995. The well recorded a noncommercial gas flow of 1.4 mmcfd but did not intersect a major fracture.

         In 1981, the Palm Valley Joint Venture ("PVJV") agreed to supply the PAWA facility in Alice Springs with 48 bcf of natural gas (MPAL share - 24.4 bcf) from the field. During the twenty-five year period 1983-2008, PAWA is required to take and/or pay for at least 28 bcf (MPAL share -14.2 bcf). The price of gas is adjusted quarterly to reflect fully changes in the Australian Consumer Price Index.

         In 1985, PVJV agreed to provide Palm Valley gas for use in Darwin and other NTA centers. See "Darwin Gas Supply Contracts" for a discussion of this agreement.

         MPAL's share of Palm Valley production revenues is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.2548%.

Darwin Gas Supply Contracts

         In 1985, MPAL signed an agreement as a participant in the PVJV and also signed an agreement as a participant in the MJV for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium.

                              Palm Valley Agreement

         The PVJV has  contracted  to supply a maximum of 175 bcf (MPAL  share -
88.9 bcf) of gas from the Palm Valley field and PAWA has agreed to take or pay for 134 bcf (MPAL share - 68 bcf) during the 25 year period of the contract. The price is subject to quarterly adjustments to partially reflect changes in the Australian Consumer Price Index and certain increases in the price of electricity.

                               Mereenie Agreement

         The MJV has  agreed to supply a  maximum  of 56 bcf (MPAL  share - 19.6 bcf) of gas from the Mereenie field and PAWA has agreed to take or pay for 40 bcf (MPAL share - 14 bcf) during the 25 year period of the contract. This agreement also provides for price adjustments identical to the Palm Valley agreement. The difference in price between Palm Valley gas and Mereenie gas for the first 20 years of the contract takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.


                     Agreements Between the PVJV and the MJV

         In consideration for the PVJV forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first twenty contract years, the MJV made a payment to the PVJV to partially compensate the PVJV for the reduced net present value of the future gas sales revenue which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that if the MJV sells any additional gas from the Mereenie field, the PVJV is entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. Since fiscal 1989, the MJV has been selling gas to the Cosmo Howley gold mining operation in the Northern Territory and the PVJV receives 35% of the net revenues from such sales. In addition, the PVJV is also entitled to and has begun to receive 35% of the revenues from the recent Mereenie contract to supply 21.4 bcf of gas. At June 30, 1995, the balance of the MJV gas subject to this entitlement was 34 bcf (MPAL share - 17 bcf).

                                                Other Related Matters

         The PVJV and the MJV are now entitled to receive a share of pipeline tariffs earned for transporting gas in excess of the contracted volumes referred to above. MPAL's share of income from these tariffs will be approximately A.$1 million per year beginning in fiscal 1996. In fiscal 1995, MPAL's share was approximately A.$225,000

                  Summary of Amadeus Basin Gas Supply Contracts

         The following is a summary of MPAL's interest in the Palm Valley Joint Venture and the Mereenie Joint Venture gas supply contracts.

                           Maximum contract                   Take or pay                     Percentage of
                       (Before/after royalties)         (Before/after royalties)           contract completed
                                 (bcf)                           (bcf)                   Maximum   Take or Pay

Palm Valley:
  Alice Springs     24.4            21.0             14.2            12.3            36               47
  Darwin            88.9            76.6             68.0            58.6            32               42
                    -----           ----             ----            ----
                    113.3           97.6             82.2            70.9
                    -----           ----             ----            ----
Mereenie:
  Darwin (1985)      19.6           17.0             14.0            12.2            33               46
  Darwin (1995)       7.5            6.5              6.0             5.2             3                4
  Cosmo Howley        1.8            1.5              1.8             1.5            82               82
                    -----           ------           -----           -----
                     28.9           25.0             21.8            18.9
                    ------          ------           ----            ----
Total                142.2         122.6            104.0            89.8
                     =====          ======          =====            ====


                                             Contract Price
                   Contract Period           at June 30, 1995
                                                (mcf)
Palm Valley:
  Alice Springs   25 years (1983-2008)        A.$2.85
  Darwin ......   25 years (1987-2012)        A.$2.00

Mereenie:
  Darwin (1985)   25 years (1987-2012)        A.$ .48*(Contract years 6-21)
  Darwin (1985)   25 years (1987-2012)        A.$2.05 (Contract years 22-26)
  Darwin (1995)   10 years (1995-2009)        A.$2.64
Cosmo Howley ..   10 years (1989-1999)        A.$2.77

(*) To the extent that PAWA purchases gas from the Mereenie field in excess of probable requirements, then the MJV receives A.$2.05 per mcf.

Dingo Gas Field


         MPAL has a 34.26 percent interest in the Dingo gas field which is held under Retention License 2. The Dingo gas field, which is located in the Amadeus Basin in the NTA, has approximately 18 bcf of presently proved and recoverable reserves based on three production gas wells. Sufficient reserves are indicated to fulfill a modest gas contract, however, the initial well flow rates and consequent reserves per well are considered too low to be currently economic, given the high drilling costs of the wells. The current retention license requires that a well be drilled by May 26, 1996 at an estimated cost of A.$3.5 million (MPAL share - A.$1.2 million). Because of the sub-commercial status of the field, an application to waive the drilling commitment will be filed. It is expected that the waiver will be granted. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

The Surat Basin

         MPAL currently has a 15.625% working interest in the Burunga permit in Queensland (ATP 378P). The drilling of two shallow wells at a total cost of A.$400,000 (MPAL share - A.$63,000) is being considered to test for coal bed methane gas.

Ngalia Basin

         MPAL has applied for a renewal of permit EP-15 in the Ngalia basin in the NTA which expires in October 1995. The renewal permit covers 1.9 million acres (original acreage 3.8 million acres). The minimum obligations of this permit total A.$6.3 million for the period 1995-2000. Previously MPAL had held a permit in the Ngalia basin where a 6,000 foot wildcat well, Davis No. 1, was drilled in 1981. Although the well was abandoned as a dry hole, it did yield minor shows of natural gas. MPAL is seeking co-venturers in this project. There is an obligation to drill two wells and acquire seismic by October 1995. If discussions regarding an extension and a variation of this obligation are unsuccessful, MPAL expects to surrender the permit.

Maryborough Basin

         MPAL is seeking partners for exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. The minimum expenditure obligation of the permit is A.$1.2 million over the term of the permit which ends March 31, 1999.

UNITED STATES

Navajo Joint Venture

         Effective March 31, 1995, MPAL sold its 11.625% interest in oil and gas exploration, drilling, operating and production agreements covering properties located on Navajo Tribal lands in the Four Corners Region of Arizona, New Mexico and Utah. MPAL realized proceeds of $906,000 on the sale and recorded a gain of $673,000. The consideration paid consisted of $300,000 in cash and 534,000 unregistered shares of the purchaser, Harken Energy Corporation.

Baca County, Colorado

         MPC (10%) and MPAL (90%) are participating in an exploration program in Colorado. During late April 1995, MPAL commenced an initial three well exploration drilling program. There are approximately 25 prospects that have been identified over the past 2 1/2 years from previous seismic surveys. The initial three well appraisal program has been completed. All three wells were dry holes. MPC has the right, but not the obligation to a 10% participation in drilling of future prospects.

CANADA

         The Company owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. This partially developed field is connected to a major pipeline system. Three wells have been completed to date and are capable of an estimated output of in excess of 60 mmcfd, the capacity of the field dehydration plant. Effective December 31, 1991, Anderson Oil & Gas, Inc., ("Anderson") became the operator of the field.

         Production at the Kotaneelee field commenced in February 1991. Total production from the field according to government reports, has been as follows:

                                  Calendar Year            Production (BCF)
                                  -------------           ----------------
                                      1991                         8.1
                                      1992                         18.0
                                      1993                         17.5
                                      1994                         16.7
                                 1995 (7 months)                   8.9

In a 1989 application to the National Energy Board, a reserve study by the operator estimated gas in place at 1.6 trillion cubic feet with proved and probable recoverable reserves of 781 bcf.

         The operator has not permitted the Company access to detailed pricing and volume information, citing the litigation regarding the field. See Item 3 - Legal Proceedings for a discussion of litigation relating to the Kotaneelee field which may affect the status of the carried interest and the amount of the carried interest account.

         The Company is not entitled to any revenue from the field until the working interest owners recover their costs. The operator has reported to the Company development costs totaling approximately Cdn. $89,960,000 with Cdn. $38,449,000 (Company share - Cdn. $308,000) remaining to be recovered at April 30, 1995. It is expected that the Company will begin to receive proceeds from the field in approximately three years based upon present prices. The period before payment to the Company begins may be shorter or longer, depending on prevailing market conditions, gas volumes sold and the results of the litigation. Under ordinary circumstances, increased natural gas prices or increased volumes would result in a shorter period to payout.

         For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment.

         (b)      Financial Information about Industry Segments.

                  Since the Company is engaged in only one industry, namely, oil and gas exploration, development, production and sale this item is not applicable to the Company.

         (c)      (1)     Narrative Description of the Business.

                  The Company was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967. The Company is engaged in the exploration for, and the development and production and sale of oil and gas reserves in the United States and Canada and, through its subsidiary MPAL, in Australia and the United States.

         (i)      Principal Products.

                  MPAL has an interest in the Palm Valley gas field which began production in 1983 and in the Mereenie oil and gas field which began production in 1984. See Item 1(a) - Australia - for a discussion of the oil and gas production from the Mereenie and Palm Valley fields. The Company has a direct 2.67% carried interest in the Kotaneelee gas field in Canada.

         (ii)     Status of Product or Segment.

     See Item 1(a) - Australia - for a discussion of the current and future operations of the Mereenie and Palm Valley fields in Australia.

         (iii)   Raw Materials.

                  Not applicable.

         (iv)     Patents, Licenses, Franchises and Concessions
                  Held.

                  In  Australia,   the  Company  has   interests   directly  and
indirectly through its subsidiaries in the following permits. Permittees are required to carry out agreed work and expenditure programs.

         Permit                Expiration Date                    Location

Retention License 2            May 26, 1997                Northern Territory
Exploration Permit 15          October 2, 1995             Northern Territory
Authority to Prospect 378P     September 30, 1996          Queensland
Authority to Prospect 613P     March 31, 1999              Queensland

                  In 1981, the NTA issued Petroleum Leases No. 4 and No. 5 in the NTA which cover the Mereenie oil and gas field to MPAL's subsidiaries. As part of the lease conditions, MPAL and its Mereenie partners had agreed to construct an oil refinery near Alice Springs, if it were determined that such a refinery is economically feasible. MPAL believes that the oil refinery would not be economically viable under current market conditions, and the NTA has not raised any current objection to this conclusion. In the event that a refinery becomes economically viable and the MJV does not construct the refinery, MPAL and its partners will be required to pay the NTA liquidated damages based on the value of the crude oil produced from the lands under lease. The amount to be paid to the Territory is an amount per barrel which is the greater of (a) A.$3.00 per barrel or (b) A.$2.00 per barrel plus 10% of the amount by which the market price of Mereenie crude oil exceeds A.$27.50.
Production is subject to a statutory 10 percent royalty payable to the NTA.

                  In 1982 the NTA granted a production lease for the Palm Valley gas field to an MPAL subsidiary. Production is subject to a statutory 10 percent royalty payable to the NTA.

                  The above leases are subject to the Petroleum (Prospecting and Mining) Act of the Northern Territory. Lessees have the exclusive right to produce petroleum from the land subject to a lease upon payment of a rental and a royalty at the rate of 10% of the wellhead value of the petroleum produced. Rental payments may be offset against the royalty paid. The term of a lease is 21 years, and leases may be renewed for successive terms of 21 years each.

                  During 1992, the Australian High Court overthrew the doctrine of terra nullius ("no man's land") in the so-called "Mabo" case. Although the wider implications of this specific judgment have yet to be tested in the Courts, it allows particular groups of Aborigines who can prove an uninterrupted and continuing link with their traditional lands to claim ownership of such land provided it has not previously been alienated by the Crown (either the Federal or State Governments). Subsequently, the Australian Federal Government passed the Native Title Act validating all titles granted to June 30, 1993 and providing that any compensation payable to Aboriginals for the dispossession of their lands will be funded by the Government and not by the title owner. The Company does not consider that this issue will have a material adverse impact on MPAL's properties.

           SUMMARY OF BENEFICIAL OWNERSHIP OF MAJOR WORKING INTERESTS
                               (BEFORE ROYALTIES)
                                  June 30, 1995


                                             Palm                      Dingo
                                            Valley      Mereenie        Gas       Maryborough     Surat
                                            Field        Field         Field      Area 613P        378P
                                              %            %            %             %             %

 MPAL                                       50.775       35.00        34.2583           95         15.625
 Santos Ltd.                                37.354       65.00        52.9333                      84.375
 Kufpec Australia Pty. Ltd.                  1.248
 Boral Limited                               1.248                    10.9744
 GFE Resources Ltd                           9.375                     1.7558
 Canada   Southern   Petroleum  Ltd                                     .0782
 QGas Pty Ltd.                                                                           5
    --------------------------------------- ------------ ------------ ------------ -------------- -----------
                  TOTAL                      100          100           100             100          100
    --------------------------------------- ------------ ------------ ------------ -------------- -----------

         (v)      Seasonality of Business.

                  Although the Company's business is not seasonal, the demand for oil and especially gas is subject to fluctuations in the Australian weather.

         (vi)     Working Capital Items.

                  See Item 7 - Liquidity and Capital Resources for a discussion of this information.

         (vii)    Customers.

                  Although the majority of the Company's oil and gas properties are located in a relatively remote area in central Australia (See Item 1 - Business and Item 2 - Properties), the completion in January 1987 of the Amadeus Basin to Darwin gas pipeline has provided access to and expanded the potential market for the Company's gas production.

                  MPAL's principal customer and the most likely customer for future gas sales is PAWA, a governmental authority of the Northern Territory Government, which also has substantial regulatory authority over MPAL's oil and gas operations.

                  Oil Production

                  There is presently a small local market for the Australian Mereenie crude oil in the Alice Springs area. Most of the crude oil production is being shipped and sold to a refinery in Adelaide.

                  Natural Gas Production

         (viii)   Backlog.

                  Not applicable.

         (ix)     Renegotiation of Profits or Termination of
                  Contracts or Subcontracts at the Election of the Government.

                  Not applicable.

         (x)      Competitive Conditions in the Business.

                  The exploration for and production of oil and gas are highly competitive operations. The ability to exploit a discovery of oil or gas is dependent upon such considerations as the ability to finance development costs, the availability of equipment, and engineering and construction delays and difficulties. The Company also must compete with major companies which have substantially greater resources than the Company.

                  Furthermore, competitive conditions may be substantially affected by various forms of energy legislation which have been or may be proposed in Australia, Canada and the United States; however, it is not possible to predict the nature of any such legislation which may ultimately be adopted or its effects upon the future operations of the Company.

                  At the present time, the Company's principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company's future. Currently, most indigenous crude oil is consumed within Australia. In addition, imports of crude oil are made by refiners and others to meet the overall demand in Australia. MPAL and its joint venture partners in Mereenie and Palm Valley are coordinating their efforts to develop and market the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market its respective share of production from each field.

         (xi)     Research and Development.

                  Not applicable.

         (xii)    Environmental Regulation.

                  The  Company  is  subject  to  the   environmental   laws  and
regulations of the jurisdictions in which it carries on its business, and existing or future laws and regulations could have a significant impact on the exploration for and development of natural resources by the Company. However, to date, the Company has not been required to spend any unusual material amounts for environmental control facilities. The federal and state governments in Australia strictly monitor compliance with these laws but compliance therewith has not had any adverse impact on the Company's operations or its financial resources.

         (xiii)   Number of Persons Employed by Company.

                  At June 30, 1995, the Company had no full time employees in the United States and MPAL had 36 employees in Australia. The Company relies to a great extent on consultants for legal, accounting and administrative services.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                  (1) Financial Information Relating to Foreign and Domestic Operations.

                           See Note 1 to the Consolidated Financial Statements.

                  (2)      Risks Attendant to Foreign Operations.

     Most of the properties in which the Company has interests are located outside the United States and are subject to certain risks involved in the ownership and development of such foreign property interests. These risks include but are not limited to those of: nationalization; expropriation; confiscatory taxation; changes in foreign exchange controls; currency revaluations; price controls or excessive royalties; export sales restrictions; limitations on the transfer of interests in exploration licenses; and other laws and regulations which may adversely affect the Company's properties, such as those providing for conservation, proration, curtailment, cessation, or other limitations of controls on the production of or exploration for hydrocarbons. Thus, an investment in the Company represents a speculation with risks in addition to those inherent in domestic petroleum exploratory ventures.

     (3) Data Which are Not Indicative of Current or Future Operations. MPAL and its co-venturers in the Mereenie and Palm Valley fields have been negotiating with PAWA and other parties to sell production out of the uncommitted gas reserves at both fields. A new gas supply contract for the uncommitted reserves in the Palm Valley or Mereenie fields could substantially increase revenue from gas sales in the future. While new contracts appear likely, the ultimate purchaser, the timing and the terms of any new contracts are uncertain.

Item 2.  Properties

         (a) The Company has interests in properties in Australia, United States and Canada. In Australia, it has interests through its 50.7% equity interest in MPAL in exploratory permits, a retention license and production leases in the Northern Territory and Queensland. In Canada, the Company has direct interests in 5 leases and one exploration license. The Company also has interests in properties in the United States directly through MPAL's interests in these areas. For additional information regarding the Company's properties, See Item 1
- - Business.

         (b) (1) The information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows and results of operations is contained in Item 8 - Financial Statements and Supplementary Data.

         The following graphic presentation has been omitted, but the following is a description of the omitted material:






                           AMADEUS BASIN PROJECTS MAP







         The map indicates the location of the Amadeus and Ngalia Basin interests in the Northern Territory of Australia. The following items are identified:


                              Palm Valley Gas Field
                            Mereenie Oil & Gas Field
                                 Dingo Gas Field
                                  Ngalia Basin
                    Palm Valley - Alice Springs Gas Pipeline
                       Palm Valley - Darwin Gas Pipeline
                           Mereenie Spur Gas Pipeline

         The following graphic presentation has been omitted, but the following is a description of the omitted material:






                         CANADIAN PROPERTY INTERESTS MAP







         The map indicates the location of the Kotaneelee Gas Field in the Yukon Territories of Canada. The map identifies the following items:



                               Kotaneelee Gas Field
                               Wells drilled on the permit
                               Pointed Mountain Gas Field
                               Beaver River Gas Field
                               Westcoast Transmission Pipeline

                  (2)      Reserves reported to other agencies.

                           None

                  (3)      Production

     The average sales price per unit of production for the following fiscal years are as follows:

                                           June 30,
                     ----------------------------------------------------
                                1995             1994              1993
                            ------------     ------------      --------
Australia:
Gas (per mcf)                 A.$  2.06        A.$  1.99         A.$  1.98
Crude oil (per bbl)           A.$23.83         A.$23.76          A.$29.11

United States:
Gas (per mcf)                  $  1.56          $  1.54           $  1.61
Crude oil (per bbl)             $17.31           $15.29            $19.17

                  The average production cost per unit of production for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia:

                                            June 30,
                   ----------------------------------------------------
                               1995             1994              1993
                            ------------     ------------      --------
Australia:
Gas (per mcf)               A.$    .21       A.$    .29        A.$    .27
Crude oil (per bbl)         A.$  10.37       A.$  10.83        A.$  10.94

United States:
Gas (per mcf)                  $  2.09          $  3.42           $  2.75
Crude oil (per bbl)            $  4.15          $  6.07           $  5.84

                  (4)      Productive Wells and Acreage.

                           Productive wells and acreage at June 30, 1995:

                                         Productive Wells

                            Oil                         Gas                        Developed Acreage
                            ---                         ---                        -----------------
                     Gross          Net          Gross          Net          Gross Acres          Net Acres
                     -----          ---          -----          ---          -----------          ---------


Australia             36            12.60         26            10.18         72,025              30,001
Canada                -             -             3             .08            3,350                  89
United States         -             -             -             -             -                    -
                      ----          --------      ----          --------      -----------         -----------
                      36            12.60         29            10.26         75,375              30,090
                      ==            =====         ==            =====         ======              ======


(5)      Undeveloped Acreage.

         The Company's undeveloped acreage (except as indicated) is set forth in the table below:
                    GROSS AND NET ACREAGE AS OF JUNE 30, 1995

               (i) MPAL has interests in the following properties (before royalties). The Company has an interest in these properties through its 50.7% interest in MPAL.

Properties held by MPAL:

                                                                                                       The Company
                                                        MPAL
                                                                 Net           Interest          Net          Interest
                                             Gross Acres        Acres             %             Acres             %
Australia
Northern Territory:
  Amadeus Basin:
    Mereenie (OL4&5) (1)                       69,407         24,292               35.00      12,316           17.74
    Palm Valley (OL3)(2)                      151,905         77,130               50.78      39,105           25.74
    Dingo (RL2)                               115,596         39,601               34.26      20,078           17.37
                                            ----------      ---------                       ---------

    Total Amadeus Basin                       336,908        141,023                          71,499

  Ngalia Basin (EP-15)                      3,848,260      3,848,260              100.00   1,951,068           50.70
Queensland:
      Bowen-Surat Basin (ATP 378P)             76,076         11,887               15.63       6,027            7.92
      Maryborough Basin(ATP 613P)             669,370        635,902               95.00     322,402           48.16
                                            ----------      ---------                       ---------

Total Australia                             4,930,614      4,637,072                       2,350,996
                                             ---------       ---------                       ---------

United States
Colorado (Baca County)                          75,088        67,579               90.00      34,263           45.63
                                              -----------     ---------                       ---------


Total MPAL                                    5,005,702      4,704,651                       2,385,259
                                              ----------      ---------                       ---------

Properties held directly by the Company:

United States
  Colorado (Baca County) (4)                                                                  7,509             10.00

Canada
  Yukon and Northwest Territories:
    Carried interest (3)                          35,076                                                935        2.67
                                              ----------                                      -------------

Total                                         5,040,778                                        2,393,703
                                              =========                                       ==========

- ----------------------------

(1)      Includes 41,644 gross developed acres and 14,575 net acres.
(2)      Includes 30,381 gross developed acres and 15,426 net acres .
(3)      Includes 3,350 gross developed acres and 89 net acres.
(4)      Gross acres 75,088 shown above.

(6)      Drilling activity.

         Productive and dry net wells drilled during the following years (data concerning Canada is insignificant):

                                                                   Australia
    Year ended                                   Exploratory                            Development
     June 30,         Productive             Dry             Productive             Dry

      1995                -                  -                 1.40                .51
      1994                -                  -                 2.10                 -
      1993                -                 .20                1.21                .51


                                                                     United States
     Year ended                           Exploratory                           Development
      June 30,         Productive             Dry             Productive             Dry

        1995              .24               1.00                 -                   -
        1994              .24                 -                  -                   -
        1993              .12                .48                 -                   -

(7)      Present Activities.

         At June 30, 1995, the Beech 4A-1 well in Baca County, Colorado and the Mereenie EM38 well in the NTA were being drilled.

(8)      Delivery Commitments.

         See discussion under Item 1 concerning the Palm Valley and Mereenie fields.

Item 3.  Legal Proceedings.

Kotaneelee Gas Field

         The Company's 2.67% carried interest in the Kotaneelee gas field is held in trust by Canada Southern Petroleum Ltd. ("Canada Southern") which has a 30% carried interest in the field. Canada Southern and the Company believe that the working interest owners in the Kotaneelee gas field have not adequately pursued the attainment of contracts for the sale of Kotaneelee gas; accordingly, legal action in the United States was commenced by Canada Southern in 1987 against Allied Signal Inc. and Allied Corporation (collectively, Allied Signal). This suit was ultimately dismissed in December 1988.

         There are two claims still outstanding against the Company as they relate to the initial suit brought against Allied Signal in Florida which was dismissed on the basis of forum non conveniens. Allied Signal seeks additional relief against the Company to preclude other types of suits by the Company and to recover the costs of the defense of the initial action. Counsel to the Company has advised that any such recovery is unlikely, and the Company believes any such recoveries would not have a material adverse effect on the Company's consolidated financial position.

         In 1989, in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada (the Canada Court), Canada Southern on behalf of itself and the Company filed a statement of claim against Amoco Canada Petroleum Company Ltd., Dome Petroleum Limited and Amoco Production Company (collectively, the Amoco-Dome Group), Columbia Gas Development of Canada Ltd., Mobil Oil Canada Ltd. and Esso Resources of Canada Ltd. seeking a declaratory judgment regarding two issues relating to the Kotaneelee field; (1) whether interest accrued on the carried interest account (the Company maintains it does not), and (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account as opposed to a separate processing fee. Mobil, Esso and Columbia Gas have filed answers essentially agreeing to the granting of the relief requested by Canada Southern. Amoco-Dome has now admitted one of two claims, i.e., that interest does not accrue on the carried interest account.

         In 1990, Canada Southern on behalf of itself and the Company, filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia Gas Development of Canada Ltd., Mobil Oil Canada Ltd. and Esso Resources of Canada Ltd. seeking forfeiture of the field, a reduction in the balance of the carried interest account to zero, damages, and other relief for breach of fiduciary and other duties. If fully successful, the Company could recover an 8% interest in the Kotaneelee field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counter claim seeking, if Canada Southern and the Company are successful in their claim for forfeiture of the field, repayment of all sums Columbia has expended on the Kotaneelee lands before Canada Southern and the Company are entitled to their interests.

         Discovery in these cases has been completed and a trial has been scheduled to begin in September 1996.

         Effective December 31, 1991, Anderson Exploration Ltd. acquired all of Columbia Gas Development of Canada interests in Canada, including the Columbia interest in the Kotaneelee gas field. Anderson Oil & Gas Inc., is now the operator of the field and a direct defendant in the Canada Court lawsuits. Columbia's previous parent, the Columbia Gas System, Inc., which has filed for bankruptcy in the United States, became contractually liable to Anderson in the legal proceedings described above.

         The working interest owners have entered into contracts under which Kotaneelee gas is being sold. The Company believes that it is too early to determine the impact, if any, that these contracts may have on the status of the above cases.

         The Company believes that the outcome of the Kotaneelee litigation is not reasonably likely to have a material adverse effect on the Company's future consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Executive Officers of the Company

         The following information with respect to the executive officers of the Company is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                                       Length of Service       Other Positions Held
     Name                  Age        Office Held                        as an Officer             with Company

James R. Joyce             54         President and Chief Financial     President since              Director
                                      Officer                            July 1, 1993

Dennis D. Benbow           56         General Manager - MPAL              Since 1993                 Director


         The Company is not aware of any arrangements or understandings between any of the individuals named above and any other person pursuant to which any individual named above was selected as an officer.

         All officers of MPC are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

                                                       PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
Matters.

         (a)      Principal Market

         The principal markets for the Company's common stock is the Pacific Stock Exchange [MPC] and the NASDAQ SmallCap market [MPET]. The stock is also traded on the Boston Stock Exchange. The quarterly high and low closing prices on the Pacific Stock Exchange during the calendar quarterly periods indicated were as follows:



1995                              1st quarter           2nd quarter           3rd quarter*
- ----                              -----------           -----------           -----------

High..................                1 1/2                 2 3/8                     2
Low...................                  3/4                1 7/16                1 9/16



1994                              1st quarter           2nd quarter           3rd quarter           4th quarter
- ----                              -----------           -----------           -----------           -----------

High..................                    1                 13/16                   3/4                     1
Low...................                  3/4                 11/16                   5/8                  9/16



1993                              1st quarter           2nd quarter           3rd quarter*          4th quarter
- ----                              -----------           -----------           -----------           -----------

High..................              1  1/16               1  9/16               1  5/16               1  3/16
Low...................                13/16                 13/16                1 1/16                   3/4
- -----------------------

* Through September 11, 1995, on which date the closing price was $1 15/16.

         (b)      Approximate Number of Holders of Common Stock at
                  September 11, 1995

             Title of Class                          Number of Record Holders

            Common stock, par
          value $.01 per share                                 13,300

         (c)      Frequency and Amount of Dividends

                  The Company has never paid a cash dividend on its common stock. The Company will consider the payment of dividends when it has the ability to make such payments.

Item 6.  Selected Consolidated Financial Information

         The following table sets forth selected data (in thousands) of the Company insofar as it relates to each of the five fiscal years in the period ended June 30, 1995. This data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

                                                                         Year ended June 30,
                                             --------------- -------------- --------------- --------------- ----------------
                                                  1995            1994           1993            1992             1991
                                                  ----           ------         ------          ------            ----
Financial Data
                                                     $              $               $               $               $


Operating revenues                                13,556         12,528          12,999          13,959           13,875
                                                  ======         ======          ======          ======           ======

Total revenues                                    15,424         13,318          13,863          14,763           14,587
                                                  ======         ======          ======          ======           ======

Net income (loss)                                   821             502             660           (916)            (387)
                                                    ====            ===             ===            ===            =====

Net income (loss) per share                          .03            .02             .03           (.04)            (.02)
                                                     ===            ===             ===           =====            =====

Working capital                                    8,806          8,559           7,722           8,220            5,332
                                                   =====           =====          =====           =====            =====

Cash provided by operating activities              8,587          4,376           6,969           7,091            7,027
                                                   =====          =====           =====           =====             =====

Total assets                                      48,828         46,431          43,281          44,897           46,315
                                                  ======         ======          ======          ======           ======

Long-term liabilities                             11,005          9,157           8,333          11,471            9,832
                                                  ======          =====           =====          ======          =====

Minority interests                                16,616         16,764          14,931          14,310           15,380
                                                  ======         ======          ======          ======           ======

Stockholders' equity:
  Capital                                         43,358         43,227          43,223          43,214           43,160
  Accumulated deficit                           (19,616)       (20,437)        (20,939)        (21,598)         (20,682)
  Foreign currency translation adjustments       (4,833)        (4,474)         (5,760)         (4,290)          (3,886)
                                                 -------        ------         -------          -------          -------
                                                 18,909          18,316          16,524          17,326           18,592
                                                 =======         ======          ======           ======          ======

Exchange rate A.$=U.S. at end of period            .7097          .7287           .6667           .7484            .7665
                                                  =====           =====           =====           =====            =====

Common stock outstanding                          24,544         24,387          24,382          24,382           24,382
                                                  ======         ======          ======          ======           ======

Book value per share                                 .77            .75             .68             .71              .76
                                                      ===           ===             ===             ===              ===

Quoted market value per share                       1,94            .69            1.19             .81             1.19
                                                    ====            ===            ====             ===             ====

Operating Data

Annual production (Net of royalties)
  Gas (BCF)                                        5.066          5.141           4.751           6.856            4.879
                                                   =====          =====           =====           =====            =====

  Oil (BBLS)  (In   thousands)  (net  of             369            374             300             289              257
   royalties)                                        ===            ===             ===             ===             ===

Standard measure of discounted future cash
flow  relating  to  proved  oil  and  gas
reserves.(49.3% attributable to minority
interests)                                        38,381         46,720          46,127          44,433           49,662
                                                  ======         ======          ======          ======           ======


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)      Liquidity and Capital Resources - June 30, 1995
         -----------------------------------------------

Consolidated

         At June 30, 1995, the Company on a consolidated basis had approximately $8,983,000 of cash and cash equivalents as compared to approximately $8,351,000 at June 30, 1994. A summary of the major changes in cash items during the period is as follows:

         Cash and cash equivalents at beginning of period           $8,351,000
         Cash provided by operations                                 8,587,000
         Dividends to MPAL minority shareholders                    (1,673,000)
         Net additions to property and equipment                    (6,378,000)
         Other                                                          96,000
                                                                    ------------
         Cash and cash equivalents at end of period                 $ 8,983,000
                                                                    ============

As to the Company (unconsolidated)

         At June 30, 1995, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and cash equivalents of approximately $1,534,000. MPC's annual operating budget is approximately $800,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During fiscal 1996, MPC has budgeted approximately $200,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, Magellan Petroleum Australia Limited ("MPAL").

         During December 1994, MPC received a dividend from MPAL of $1,718,000 less Australian withholding taxes of $258,000. The net proceeds of $1,460,000 were added to MPC's working capital.

As to MPAL

         At June 30, 1995, MPAL had cash and cash equivalents of approximately $7,449,000. MPAL has budgeted approximately $5.5 million for exploration in fiscal 1996 as compared to the $2.8 million incurred during fiscal 1995. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         MPAL expects to fund its exploration costs through its cash flow from Australian operations and the balance from its A.$10 million bank line of credit.

(2)      Results of Operations

1995 vs. 1994

         The Company had consolidated net income of $820,843 for fiscal 1995 compared to net income of $501,868 for fiscal 1994. The components of consolidated net income for the comparable periods were as follows:

                                                                                     Year ended June 30,

                                                                             1995                  1994
                                                                             ----                  ----

MPC unconsolidated pretax loss                                          $  (845,349)          $(1,321,218)
MPC income tax expense                                                     (260,580)             (222,900)
Share of MPAL pretax income                                                3,044,725             2,025,999
Share of MPAL income (tax) credit                                         (1,117,953)               19,987
                                                                          -----------           -----------
Consolidated net income                                                       820,843              501,868
                                                                          ===========           ==========
Net Income per share                                                           $.03                  $.02
                                                                               ====                  ====


         Oil and Gas Sales

         Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:


                               1995                                1994
                           -----------         ------          ------------        ----
                               Sales           %                   Sales           %
Australia                     $13,078            96             $11,816            94
United States                     478             4                 712             6
                             ---------         -----             -------           ---
                               $13,556           100             $12,528           100
                               =======           ===             =======           ===

                                    Oil Sales

          Oil sales decreased 1% in fiscal 1995. Oil sales in Australia increased 2% despite a 2% decrease in the number of units produced with a relatively small increase in oil prices because of a 7% increase in the average value of the Australian dollar. Sales of Mereenie crude are expected to increase in fiscal 1996 as a result of additional development drilling. U.S. oil sales decreased 33% as a result of declining production (40%) which was partially offset by a 13% increase in prices. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                Fiscal 1995 Sales                        Fiscal 1994 Sales
                                          ----------       ------------         ----------      -----------------
                                                                Average                                   Average
                                                                  Price                                     Price
                                               bbls               per bbl              bbls                 per bbl


    Australia - Mereenie                     322,414             A.$23.83            328,287                 A.$23.76

    U. S. - Navajo Venture (*)                 28,359         U.S. $17.31            47,197                U.S.$15.29

(*)  Properties sold March 31, 1995.

                                    Gas Sales

 Gas sales in Australia increased 16% in fiscal 1995. Gas sales increased with modest increases in gas prices under long term contracts, a 4% increase in the volumes of gas sold and a 7% increase in the average value of the Australian dollar. Total gas volumes are expected to increase in fiscal 1996 as the result of the new Mereenie gas contract. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                 Fiscal 1995  Sales                    Fiscal 1994 Sales
                                          ----------       ------------         ----------      -----------------
                                                                 Average                                   Average
                                                                  Price                                     Price
                                                bcf               per mcf               bcf                 per mcf
    Australia:                                                   (A.$)                                     (A.$)

    Palm Valley
      Alice Springs contract                   1.012              2.77                 .948                  2.70
      Darwin contract                          2.854              1.98                3.565                  1.97
    Mereenie
      Darwin contract                          1.700              1.71                 .834                  1.12
      Other                                     .208              2.68                 .225                  2.52
                                                ----                                   ----
              Total                            5.774                                  5.572
                                               =====                                  =====

                            Interest and Other Income

         Interest and other income increased 51% in 1995. Interest and other income includes $167,000, MPAL's share of gas pipeline tariffs which commenced in May 1995. Interest income also increased $248,000.

                      Gain on Sale of Producing Properties

         Effective March 31, 1995, MPAL sold its interest in the Navajo venture for approximately $906,000 and recognized a gain of $672,533.

                               Costs and Expenses

     Production costs decreased 7%. The 2% decrease in Australia relates to a reduction in costs at Palm Valley. U. S. costs in 1995 have declined primarily because production decreased and field operations were scaled back during the year. In addition, the U.S. producing properties were sold March 31,1995. Production costs (in thousands) by geographic area and the relationship to oil and gas sales is as follows:


                                          1995                                                 1994
                                          ------                                               ----
                  Production          %                   %             Production            %                 %
                   costs        total sales      sales by country         costs         total sales    sales by country


Australia          $3,455        25                26                   $3,524           28               30
United States         145         1                30                      354             3              50
                   ------        ----                                   ------           ---
                   $3,600        26                                     $3,878           31
                   ======                                               ======           ==

          Salaries increased 21% because of increased compensation costs in Australia and a 7% increase in the value of the Australian dollar.

     Depreciation, depletion and amortization increased 1% in 1995. There was an increase in the Australian component because of the increase in the number of units sold in Australia. The U.S. component decreased because of a decline in U.S. production. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                        Fiscal 1995       Fiscal 1994          % Change
                        -----------       -----------          --------

Australia                  $2,734            $2,424                13
United States                 621               898                31
                          -------             -------
                           $3,355             $3,322
                            ======             ======

                                  Income Taxes

         Effective July 1, 1995, the Australian income tax rate increased from 33% to 36%. The effect of the change was to increase the consolidated income tax provision for fiscal 1995 by $375,000.

         MPC's income tax provision (in thousands) was computed as follows:


                                                                              Fiscal 1995           Fiscal 1994
                                                                           -----------           -----------

Pretax consolidated net income                                          $2,199                $ 705
Losses (income) not recognized:
    MPC's U.S. operations                                                 845                  1,321
    MPAL's U.S. operations                                                (63)                   309
    Permanent differences                                                (109)                    59
                                                                       --------              --------
Book taxable income                                                      2,872                 2,394
                                                                         ======                ======

Australian income tax rate                                                36%                   33%
                                                                          ===                   ===

Australian income tax provision                                          $1,034                $ 790
Australian withholding taxes on dividend                                  261                    223
Tax credit attributable to settlement of
  Australian tax audit                                                      -                   (810)
Tax provision attributable to reconciliation
  of year end deferred tax liability                                         84                    -
                                                                        --------              --------
Consolidated income tax provision                                         $1,379               $  203
                                                                          ======                ======


                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.7097 at June 30, 1995 compared to the value of $.7287 at June 30, 1994. This resulted in a $360,000 charge to accumulated translation adjustments for fiscal 1995. The 3% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at June 30, 1995 from the June 30, 1994 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 1995 was $.7427, which is a 7% increase compared to a $.6922 rate for the comparable 1994 period.

(2)      Results of Operations

1994 vs. 1993

         The Company had a consolidated net income of $501,868 for fiscal 1994 compared to net income of $659,281 for fiscal 1993. The components of consolidated net income for the comparable periods were as follows:

                                                                Year ended June 30,

                                                       1994                             1993
                                                       ----                             ----
MPC unconsolidated pretax loss                      $(1,321,218)                    $(2,142,966)
MPC income tax expense                                 (222,900)                       (116,218)
Share of MPAL pretax income                            2,025,999                       1,969,033
Share of MPAL income tax credit                           19,987                         949,432
                                                     ------------                    -----------
Consolidated net income (loss)                      $    501,868                    $    659,281
                                                     ============                    ============

Net income per share                                     $.02                           $.03
                                                          ====                           ====

         During the fiscal years 1994 and 1993, MPC and MPAL collectively incurred approximately $413,000 and $1,303,000, respectively in direct costs (legal, accounting, consulting, printing, etc.) associated with the Sagasco tender offers for MPC and MPAL.

         Oil and Gas Sales

         Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:


                                                          1994                             1993

                                                Sales           %                   Sales           %

Australia                                     $11,816           94                $11,383           88
United States                                     712            6                  1,616           12
                                              ---------         -----             -------           ---
                                              $12,528           100               $12,999           100
                                              =======           ===               =======           ===


                                    Oil Sales

          Oil sales decreased 6% in fiscal 1994. Oil sales in Australia increased 9% because of a 29% increase in the number of units produced which more than offset an 18% decline in oil prices. This increase was offset by both a 2% decline in the value of the Australian dollar and lower U.S. oil sales. MPAL's share of oil production in the United States decreased 61% as a result of declining production (50%) and declining oil prices (20%). Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                 Fiscal 1994 Sales                       Fiscal 1993 Sales
                                          ----------     -------------------      ----------     -----------------
                                                                   Average                                  Average
                                                                    Price                                    Price
                                                 bbls              per bbl               bbls               per bbl


    Australia - Mereenie                       328,287              A.$23.76            254,051             A.$29.11

    United States - Navajo Venture              47,197            U.S.$15.29            94,137            U.S.$19.17


                                    Gas Sales

 Gas sales in Australia decreased 1% in fiscal 1994. Gas sales decreased despite a modest increase in gas prices under the long term contracts and a 3% increase in the volumes of gas sold because of a 2% sales decline in the value of the Australian dollar. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                Fiscal 1994 Sales                         Fiscal 1993 Sales
                                      -------------------------------------     ---------------------------
                                                                 Average                                   Average
                                                                  Price                                     Price
                                              bcf                per mcf                bcf                per mcf

Australia:

Palm Valley
  Alice Springs contact                       .948                A.$2.70               .938                  A.$2.65
  Darwin contact                             3.565                A.$1.97              3.101                  A.$1.96
Mereenie                                     1.059                A.$1.42              1.363                  A.$1.58
                                             -----                                     -----
          Total                              5.572                                     5.402
                                             =====                              =      =====

                            Interest and Other Income

         Interest and other income decreased 9% in 1994. The decrease is attributable to lower interest rates and a reduction in the funds available for investment.

                               Costs and Expenses
     Production costs increased 12%. The 30% increase in Australia relates to the successful efforts at Mereenie to increase production. U. S. costs in 1994 decreased primarily because production decreased and field operations were scaled back during the year. Production costs (in thousands) by geographic area and the relationship to oil and gas sales is as follows:

                                          1994                                                 1993
                                          ------                                               ----
                    Production          %                   %             Production            %                 %
                      costs        total sales      sales by country         costs         total sales    sales by country


Australia          $3,524        28                30                   $2,856           22               25
United States         354         3                50                      620            5               38
                   -------       ----                                   -------          ---
                   $3,878         31                                    $3,476           27
                   ======        ===                                    ------           ==

          Interest expense is primarily the cost of maintaining the Company's lines of credit.

     Salaries decreased 22% because of a reduction in personnel both in the U.S. and Australia.

     Depreciation, depletion and amortization decreased 12% in 1994. There was an increase in the Australian component because of the increase in the number of units sold in Australia. The U.S. component decreased because of a decline in U.S. production. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                         Fiscal 1994           Fiscal 1993            % Change
                         -----------           -----------            --------

Australia                     $2,424              $2,280                  6
United States                    898               1,478                 (39)
                              ------               ------
                              $3,322              $3,758
                              ======               ======

          Auditing, accounting and legal services decreased 34% because of cost saving measures and a decrease in the operational and administrative activities of the Company.

          Shareholder communications decreased 44% because of cost saving measures.

          Other expenses increased 38% in 1994 because, during the 1993 fiscal year, MPAL was able to recover a greater portion of its overhead as operator of the Palm Valley Joint Venture while Palm Valley No. 8 and No. 9 wells were being drilled.

                                  Income Taxes

          In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes (FASB 109)." The Company adopted the provisions of the new standard in its financial statements for the year ended June 30, 1993. As permitted by the Statement, prior year financial statements were not restated to reflect the change in accounting method.

          MPC's income tax provision was computed as follows:

                                                                                        (In thousands)

                                                                              Fiscal 1994           Fiscal 1993
                                                                              -----------           -----------

Pretax consolidated net income (loss)                                     $    705                $  (174)
Losses not recognized:
    MPC's U.S. operations                                                    1,321                   2,144
    MPAL's U.S. operations                                                     309                     387
    Permanent differences                                                       59                     279
                                                                           --------                 -------
Book taxable income                                                          2,394                  $2,636
                                                                            ======                  ======

Australian income tax rate                                                     33%                    33%
                                                                               ===                    ===

Australian income tax provision                                           $    790                 $   870
Australian withholding taxes on dividend                                       223                     116
Tax credit attributable to settlement of
  Australian tax audit                                                        (810)                     -
Tax credit attributable to change in
  Australian tax rate                                                            -                   (560)
                                                                           --------                 -------
Consolidated income tax provision                                            $  203                $   426
                                                                             ======                =======

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7287 at June 30, 1994 compared to the value of $.6667 at June 30, 1993. This resulted in a $1,287,000 credit to accumulated translation adjustments for fiscal 1994. The 9.3% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 1994 from the June 30, 1993 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 1994 was $.6922 which is a 1.6% decrease compared to a $.7031 rate for the comparable 1993 period.

Item 8.  Financial Statements and Supplementary Data


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Magellan Petroleum Corporation as of June 30, 1995, and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.



                                ERNST & YOUNG LLP


Hartford, Connecticut
September 18, 1995

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                                                   June 30,
                                                                                                            1995            1994

                               ASSETS
Current assets:

 Cash and cash equivalents .........................................................................   $  8,982,582    $  8,350,577
  Accounts receivable ..............................................................................      1,772,342       2,032,230
  Reimbursable development costs ...................................................................        141,015          89,512
  Inventories ......................................................................................        208,334         280,316
                                                                                                       ------------    ------------
          Total current assets .....................................................................     11,104,273      10,752,635
                                                                                                       ------------    ------------

Property and equipment:
  Oil and gas properties (full cost method) ........................................................     54,334,921      57,573,344
  Land, buildings and equipment ....................................................................      2,084,616       1,951,192
  Field equipment ..................................................................................      1,457,894       1,508,135
                                                                                                       ------------    ------------
                                                                                                         57,877,431      61,032,671
  Less accumulated depletion, depreciation
    and amortization ...............................................................................    (20,516,580)    (25,655,085)
                                                                                                       ------------    ------------
                                                                                                         37,360,851      35,377,586
                                                                                                       ------------    ------------

  Other assets .....................................................................................        363,084         300,490
                                                                                                       ------------    ------------
                                                                                                       $ 48,828,208    $ 46,430,711
                                                                                                       ============    ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................................................   $  1,416,315    $  1,508,436
  Accrued liabilities ..............................................................................        881,734         684,708
                                                                                                       ------------    ------------
          Total current liabilities ................................................................      2,298,049       2,193,144
                                                                                                       ------------    ------------

Long term liabilities and minority interests:
  Deferred income taxes ............................................................................      8,877,253       6,938,586
  Reserve for future restoration costs .............................................................      2,127,805       2,218,422
  Minority interests ...............................................................................     16,616,405      16,764,441
                                                                                                       ------------    ------------
                                                                                                         27,621,463      25,921,449
                                                                                                       ------------    ------------
Commitments (Note 2) .................................................................................           --              --

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 24,543,745 and 24,387,107 shares, respectively .....................................        245,437         243,871
  Capital in excess of par value ...................................................................     43,112,376      42,982,694
                                                                                                       ------------    ------------
                                                                                                         43,357,813      43,226,565
  Accumulated deficit .............................................................................     (19,615,984)    (20,436,827)
  Foreign currency translation adjustments .........................................................     (4,833,133)     (4,473,620)
                                                                                                       ------------    ------------
                                                                                                         18,908,696      18,316,118
                                                                                                       ------------    ------------
                                                                                                       $ 48,828,208    $ 46,430,711
                                                                                                       ============    ============

                                               See accompanying notes

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  Year ended June 30,

                                                                                              1995            1994           1993
Revenues:

 Oil sales ...........................................................................   $  5,693,108   $  5,764,794   $  6,154,921
  Gas sales ..........................................................................      7,863,457      6,762,688      6,843,878
  Interest and other income ..........................................................      1,194,874        790,247        863,862
  Gain on sale of producing properties ...............................................        672,533           --             --
                                                                                        ------------    ------------   ------------
                                                                                          15,423,972      13,317,729     13,862,661
                                                                                        ------------    ------------   ------------
Costs and expenses:
  Production costs ...................................................................      3,600,452      3,878,339      3,476,577
  Interest ...........................................................................         27,937         28,416         25,798
  Salaries and employee benefits .....................................................      1,500,289      1,238,757      1,581,746
  Depletion, depreciation and amortization ...........................................      3,355,081      3,322,394      3,757,907
  Auditing, accounting and legal services ............................................        689,400        664,654      1,009,452
  Shareholder communications .................................................... ....        157,222        162,811        288,876
  Other ..............................................................................        928,610        931,385        675,421
 Tender offer and litigation expenses ..............................................             --          412,840      1,302,952
                                                                                        ------------    ------------   ------------
                                                                                          10,258,991      10,639,596     12,118,729

Income before minority interests and income taxes ....................................      5,164,981      2,678,133      1,743,932
Minority interests ...................................................................      2,965,605      1,973,352      1,917,865
                                                                                        ------------    ------------   ------------
Income (loss) before income taxes and cumulative effect
  of change in accounting for income taxes ..........................................      2,199,376        704,781       (173,933)
Income tax provision .............................................................         1,378,533        202,913        426,499
                                                                                        ------------    ------------   ------------

Income (loss) before cumulative effect of change in
  accounting for income taxes .......................................................        820,843        501,868       (600,432)

Cumulative effect as of July 1, 1992 of change
  in accounting for income taxes ....................................................            --             --        1,259,713
                                                                                        ------------    ------------   ------------
Net income ..........................................................................   $    820,843   $    501,868   $     659,281
                                                                                        ============    ============   ============

Average number of shares .............................................................     24,421,309     24,382,291     24,281,890
                                                                                        ============    ============   ============

Per share, based on average number of shares outstanding during the period:
    Income (loss) before cumulative effect of
      change in accounting for income taxes .........................................  $        .03    $        .02   $       (.02)
    Cumulative effect of change in accounting
      for income taxes ............................................................                                            .05
                                                                                        -----------     -----------   ------------
    Net income ......................................................................  $        .03    $        .02   $        .03
                                                                                        ============    ============   ============

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Three years ended June 30, 1995



                                                                                   Foreign
                                                      Capital in                   currency
                         Number           Common      excess of     Accumulated   translation
                       of shares          stock       par value      Deficit     adjustments           Total


June 30, 1992 ...     24,381,890    $    243,819    $ 42,969,876   $(21,597,976)   $ (4,289,647)   $ 17,326,072

Net income ......           --              --              --          659,281            --           659,281
Currency ........           --              --              --             --        (1,470,784)     (1,470,784)
translation
  adjustments
Increase due to MPAL                                    8,957            --                               8,957
capital transactions
                     ------------    ------------   ------------    ------------    ------------    ------------

June 30, 1993 ...     24,381,890         243,819      42,978,833    (20,938,695)     (5,760,431)     16,523,526

Net income ......                                                       501,868            --           501,868
Currency ........                                                            --        1,286,811      1,286,811
translation
  adjustments
Common stock
issued to directors        5,217              52          3,861            --              --             3,913
                      ------------    ------------   ------------    ------------    ------------    ------------


June 30, 1994 ...     24,387,107         243,871      42,982,694    (20,436,827)     (4,473,620)     18,316,118
Net income ......                                                       820,843                         820,843
Currency
translation .....                                                                      (359,513)       (359,513)
  adjustments
Common stock issued
 to directors            16,638             166          12,957                                          13,123

Exercise of stock
  options .......        140,000           1,400         116,725           --              --           118,125
                     ------------    ------------   ------------    ------------    ------------    ------------

June 30, 1995 ...     24,543,745         245,437    $ 43,112,376   $(19,615,984)   $ (4,833,133)   $ 18,908,696
                     ============    ============   ============    ============    ============    ============


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                   Year ended June 30,
                                                                                           ----------    -----------   -----------
                                                                                             1995          1994            1993
                                                                                           -----------    -----------   -----------


Operating Activities:

  Net income ............................................................................ $   820,843    $   501,868    $   659,281
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depletion, depreciation and amortization ..........................................     3,355,081      3,322,394      3,757,907
    Deferred income taxes ........................................................ ....       849,766        653,457     (1,980,392)
    Minority interests .......................................................... .....     2,965,605      1,973,352      1,917,865
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable ................................................................      358,474       (800,388)       713,767
    Reimbursable development costs .....................................................      (44,536)       406,025       (450,318)
    Other assets .......................................................................      (42,539)        (8,704)       160,058
    Inventories ..........................................................................     86,750        (36,569)      (284,036)
    Accounts payable and accrued liabilities .............................................    237,064     (1,635,618)     2,475,036
                                                                                           ----------    -----------    -----------
Net cash provided by operating activities ................................................. 8,586,508      4,375,817      6,969,168
                                                                                           ----------    -----------    -----------

Investing Activities:
  Additions to property and equipment ................................................     (7,283,821)    (3,898,629)    (4,436,837)
  Sale of Navajo venture .............................................................        905,556           --             --
                                                                                          -----------    -----------    -----------
Net cash used in investing activities ................................................     (6,378,265)    (3,898,629)    (4,436,837)
                                                                                          -----------    -----------    -----------

Financing Activities:
  Dividends to MPAL minority shareholders .............................................    (1,673,345)    (1,447,208)      (747,083)
  Sales of common stock by MPAL .......................................................          --             --           36,481
  Sales of common stock by MPC .......................................................        131,248          3,913           --
                                                                                          -----------    -----------    -----------
Net cash used in financing activities ...................................................  (1,542,097)    (1,443,295)      (710,602)
                                                                                          -----------    -----------    -----------

Effect of exchange rate changes on cash
  and cash equivalents ..................................................................     (34,141)       334,812       (821,567)
                                                                                          -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents .....................................................................   .       632,005       (631,295)     1,000,162
Cash and cash equivalents at beginning of year ........................................     8,350,577      8,981,872      7,981,710
                                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year ..............................................   $ 8,982,582    $ 8,350,577    $ 8,981,872
                                                                                          ===========    ===========    -----------


                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1995


1.       Summary of significant accounting policies

         (a)      Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation ("MPC") and its subsidiaries, hereafter referred to collectively as the Company. All intercompany transactions have been eliminated. At June 30, 1995, MPC owned a 50.7% interest in Magellan Petroleum Australia Limited ("MPAL") which in turn directly and indirectly owns a 100% interest in the following companies:
                                                 Place of
        Subsidiary                              Incorporation
- --------------------------                      -------------
Magellan Petroleum (N.T.) Pty. Ltd.              Australia
United Oil & Gas (N.T.) Pty Ltd.                 Australia
Paroo Petroleum Pty. Ltd.                        Australia
Paroo Petroleum (Holdings), Inc.               Delaware, U.S.A.
Paroo Petroleum (USA), Inc.                    Delaware, U.S.A.
Pacoota Resources Limited                          Canada
Magellan Petroleum (Burunga) Pty. Ltd.           Australia
Hadborough Pty. Ltd.                             Australia
Magellan Petroleum (Eastern) Pty. Ltd.           Australia

         The Company credits capital in excess of par value for any increase in MPC's share in the net equity of MPAL resulting from MPAL sales of its capital stock.

         (b)      Oil and gas properties

         The Company follows the full cost method of accounting for oil and gas properties. The Company's cost centers are Australia, United States and Canada. All costs, whether successful or unsuccessful, associated with property acquisition, exploration and development activities are capitalized within the appropriate cost center. The estimated cost of restoring the properties to their original state at the end of the life of the producing fields is also included in oil and gas properties. The Company does not recognize gain or loss on the sale of proved oil and gas properties unless significant proved oil and gas reserves of that cost center are sold. Sales proceeds are credited to the appropriate cost center.

1.       Summary of significant accounting policies (Cont'd)

Capitalized costs are depleted on the unit-of-production method based on proved oil and gas reserves. Take or pay adjustment payments are included in gas sales when the applicable gas is actually delivered.

         (c)      Land, buildings and equipment

         Land, buildings and equipment and field equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over estimated useful lives.

         (d)      Inventories

         Inventories consist of crude oil in various stages of transit to the point of sale and are valued at the lower of cost (determined on an average cost basis) or market.

         (e)      Foreign currency translations

         The accounts of the Company's Australian subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity, whereas gain or loss on foreign currency transactions is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using a quarterly weighted average exchange rate for the period. At June 30, 1995 and 1994, the Australian dollar was equivalent to U.S. $.7097, and $.7287, respectively.

         (f)      Accounting for income taxes

         In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." The Company adopted the provisions of the new standard in its financial statements for the year ended June 30, 1993. As permitted by the Statement, prior year financial statements were not restated to reflect the change in accounting method. The cumulative effect as of July 1, 1992 of adopting Statement 109 was to increase net income by approximately $1,260,000 or $.05 per share.

1.        Summary of significant accounting policies (Cont'd)

          Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          (g)     Cash and cash equivalents

          The Company considers all highly liquid short term investments with maturities of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                    June 30,
                                               1995           1994
                                              ----            ----

Cash ......................................   $  300,873   $  180,201
U. S. Treasury Bills ......................    1,183,559      599,147
Australian money market  accounts and short
  term commercial paper ...................    6,892,594    7,571,229
                                              ----------   ----------
                                               8,377,026    8,350,577
Marketable securities (*) .................      605,556         --
                                              ----------   ----------
                                              $8,982,582   $8,350,577
                                              ==========   ==========


     (*) Includes 534,000 unregistered shares of Harken Energy Corporation as of June 30, 1995. See Note 2(c).

1.       Summary of significant accounting policies (Cont'd)

         (h)      Geographic information

         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                                                                           Year ended June 30,

                                                                                                     1995        1994        1993
                                                                                                    --------    --------    --------
Revenue:

  Australia .....................................................................................   $ 14,113    $ 12,365    $ 12,043
  United States .................................................................................      1,311         953       1,820
                                                                                                    --------    --------    --------
                                                                                                      15,424    $ 13,318    $ 13,863
                                                                                                    --------    ========    ========
Operating income (loss):
  Australia .....................................................................................   $  4,874    $  4,081    $  4,010
  United States ................................................................................       (650)       (826)       (899)
                                                                                                    --------    --------    --------
                                                                                                       4,224       3,255       3,111
  Corporate overhead and interest
    net of other income ........................................................................        941        (577)     (1,367)
                                                                                                    --------    --------    --------
  Consolidated operating income before
    minority interests and income taxes .........................................................   $  5,165    $  2,678    $  1,744
                                                                                                    ========    ========    ========

Net income (loss):
  Australia .....................................................................................   $  1,864    $  2,355    $  3,304
  United States ................................................................................     (1,043)     (1,853)     (2,645)
                                                                                                    --------    --------    --------
                                                                                                    $    821    $    502    $    659
                                                                                                    ========    ========    ========
Identifiable assets:
  Australia .....................................................................................   $ 43,421    $ 43,515    $ 39,923
  United States .................................................................................      3,400       1,778       1,826
                                                                                                    --------    --------    --------
                                                                                                      46,821      45,293      41,749
  Corporate assets ..............................................................................      2,007       1,138       1,532
                                                                                                    --------    --------    --------
                                                                                                   $ 48,828    $ 46,431    $ 43,281
                                                                                                   ========    ========    ========

          Substantially all of the Company's Australian gas sales were to the Power and Water Authority ("PAWA") of the Northern Territory of Australia ("NTA"). Most of the Company's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide.

1.        Summary of significant accounting policies (Cont'd)

          (i)     Other financial information.

                                                                                                      Year ended June 30,
                                                                                               1995           1994           1993
                                                                                         -----------    -----------    -----------
Costs and expenses - Other
 Consultants ....................................................................  ....   $   174,499    $   159,308    $    91,081
  Directors' fees and expense .........................................................       163,922        163,056        196,612
  Insurance ...........................................................................       241,023        215,002        170,023
  Rent ................................................................................       350,290        271,067        280,332
  Taxes ...............................................................................       234,008        152,351        162,934
  Travel ..............................................................................       183,351        143,624        210,988
  Other (net of overhead reimbursements) ........................................ .....      (418,483)      (173,023)      (436,549)
                                                                                          -----------    -----------    -----------
                                                                                           $   928,610    $   931,385    $   675,421
                                                                                           ===========    ===========    ===========

Royalty payments .......................................................................   $ 1,596,516    $ 1,415,283    $ 1,760,401
                                                                                           ===========    ===========    ===========

Interest payments ......................................................................   $    27,937    $    28,416    $    25,798
                                                                                           ===========    ===========    ===========

Income tax payments ....................................................................   $   260,580    $   222,900    $   116,218
                                                                                           ===========    ===========    ===========

2.        Oil and gas properties

          (a)     Australia

Mereenie
                      Field Development and Oil Production

          MPAL has a 35% working interest in the Mereenie oil and gas field in the NTA. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%.

          The field was producing about 2,655 (MPAL share 929) barrels of crude oil per day ("bpd") with 34 producing oil wells at June 30, 1995. The oil is being transported by means of a 167 mile, eight-inch oil pipeline from the field to an industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area.

2.        Oil and gas properties (Cont'd)

          In 1985, MPAL and its partner (the Mereenie Joint Venture - MPAL share 35%) agreed (See Darwin Gas Supply Contracts below) to provide Mereenie gas for use in Darwin and other NTA centers.

          On May 29, 1995, the MJV concluded a new ten year contract for sale of additional 21.4 bcf of gas to PAWA. The additional gas was required to meet the power needs of new mining developments in the NTA including the McArthur River Mine.

                               Refinery Obligation

          Under the terms of the Mereenie petroleum leases, the Mereenie Joint Venture ("MJV") is obligated to construct a refinery in the Alice Springs area if it is determined that such a refinery is economically viable. The MJV submitted a study in early 1986 which concluded that a refinery was not economically viable at that time, and under the terms of the leases, an updated study may be required at any time. The Company believes a refinery in Alice Springs would not be economically viable under current market conditions. The Northern Territory Government has not raised any current objection to this conclusion.

Palm Valley

                      Field Development and Gas Production

          MPAL has a 50.775% interest in the Palm Valley gas field which is located in the Northern Territory of Australia. Ten wells have been drilled in the field, six of which are currently connected to the gas treatment plant and six are flowed as required to meet the Alice Springs and Darwin supply contracts with PAWA. During fiscal 1995, MPAL's share of production was approximately 11 million cubic feet per day ("mmcfd").

          In 1981, the Palm Valley Joint Venture ("PVJV") agreed to supply the PAWA facility in Alice Springs with 48 billion cubic feet ("bcf") of natural gas (MPAL share 24.4 bcf) from the Palm Valley field. During the twenty-five year period 1983-2008, PAWA is required to take and/or pay for at least 28 bcf (MPAL share -14.2 bcf). The price of the gas is adjusted quarterly to reflect fully changes in the Australian Consumer Price Index.

2.        Oil and gas properties (Cont'd)

          In 1985, the PVJV agreed (See Darwin Gas Supply Contracts below) to provide Palm Valley gas for use in Darwin and other NTA centers.

          MPAL's share of Palm Valley production revenues is subject to a 10% statutory Government royalty and net overriding royalties aggregating 4.2548%.

Darwin Gas Supply Contracts

          In 1985, MPAL signed an agreement as a participant in the PVJV and also signed an agreement as a participant in the MJV for the sale of gas to the PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium.

                              Palm Valley Agreement

          The PVJV has contracted to supply a maximum of 175 bcf of gas (MPAL share -88.9 bcf) from the Palm Valley field and PAWA has agreed to take or pay for 134 bcf (MPAL share - 68 bcf) during the 25 year period of the contract. The price of gas being sold is subject to quarterly adjustments to partially reflect changes in the Australian Consumer Price Index and certain increases in the price of electricity.

          Under the terms of the contract, PAWA is required to reimburse MPAL and its PVJV partners, subject to certain conditions, for any development expenditures (applicable to the Darwin contract) plus interest over a 10 year period (40 quarterly payments) after the expenditures are incurred. However, PAWA has elected to reimburse the PVJV on a current basis (free of any interest) for the costs incurred to date.

                               Mereenie Agreement

          The MJV has contracted to supply a maximum of 56 bcf of gas (MPAL share - 19.6 bcf) from the Mereenie field and PAWA has agreed to take or pay for 40 bcf (MPAL share - 14 bcf) during the 25 year period of the contract. This agreement also provides for price adjustments identical to the Palm Valley agreement.

2.        Oil and gas properties (Cont'd)

                     Agreements Between the PVJV and the MJV

          The agreement provides that if the MJV sells additional gas from the Mereenie field, the PVJV will be entitled to 35 percent of the revenues from the first 38 bcf of additional gas sold. At June 30, 1995, the balance of the MJV gas subject to this entitlement was 34 bcf (MPAL share - 17 bcf). The MJV has been selling gas for ultimate use in a gold mining operation in the Northern Territory and the PVJV receives 35% of the net revenues from such sales. In addition, the PVJV is also receiving 35% of the revenues from the recent Mereenie contract to supply 21.4 bcf of gas. MPAL's share of the above revenues in fiscal 1995, 1994 and 1993 was A.$552,000, A$249,000 and A.$253,000,
respectively.

          The PVJV and the MJV are now entitled to receive a share of pipeline tariffs earned for transporting gas in the Amadeus Basin to Darwin pipeline. MPAL's share of income from these tariffs will be approximately A.$1 million per year beginning in fiscal 1996. In fiscal 1995, MPAL share was approximately A.$225,000.

Dingo Gas Field

          MPAL has a 34.26% interest in Retention License 2 in the Amadeus basin in the NTA. The Dingo gas field has approximately 18 bcf of presently proved and recoverable reserves based on three production gas wells. Sufficient reserves are indicated to fulfill a modest gas contract, however, the initial well flow rates and consequent reserves per well are considered too low to be currently economic, given the high drilling costs of the wells. The current retention license requires that a well be drilled by May 26, 1996 at an estimated cost of A.$3.5 million (MPAL share - A.$1.2 million. Because of the subcommercial status of the field, an application to waive the drilling commitment will be filed. It is expected that the waiver will be granted. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

The Surat Basin

          MPAL currently has a 15.625% working interest in the Burunga permit in Queensland (ATP 378P). The drilling of two shallow wells at a total cost of A.$400,000 (MPAL share - A.$63,000) is being considered to test for coal bed methane gas.

2.        Oil and gas properties (Cont'd)

Ngalia Basin

          MPAL has applied for a renewal of permit EP-15 in the Ngalia basin in the NTA which expires in October 1995. The renewal permit covers 1.9 million acres (original acreage 3.8 million acres). The minimum obligations of this permit total A.$6.3 million for the period 1995-2000. Previously MPAL had held a permit in the Ngalia basin where a 6,000 foot wildcat well, Davis No. 1, was drilled in 1981. Although the well was abandoned as a dry hole, it did yield minor shows of natural gas. MPAL is seeking co-venturers in this project. There is an obligation to drill two wells and acquire seismic by October 1995. If discussions regarding an extension and a variation of this obligation are unsuccessful, MPAL expects to surrender the permit.

Maryborough Basin

          MPAL is seeking partners for exploration permit ATP 613P, a 670,000 million acre block in the Maryborough Basin in Queensland, Australia. The minimum expenditure obligation of the permit is A.$1.2 million over the term of the permit which ends in March 31, 1999.

          (b)     Canada

          The Company has a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991. There are three wells capable of production in the field which is part of a permit covering 31,885 gross acres. For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center, which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will

2.        Oil and gas properties (Cont'd)

reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment. Based on the current price of gas and the unrecovered development costs, the Company does not expect to receive any revenue from the field for approximately three more years.

          (c)     United States

Navajo Joint Venture

         Effective March 31, 1995, MPAL sold its 11.625% interest in oil and gas exploration, drilling, operating and production agreements covering properties located on Navajo Tribal lands in the Four Corners Region of Arizona, New Mexico and Utah. MPAL realized proceeds of $906,000 on the sale and recorded a gain of $673,000.

         The consideration paid consisted of $300,000 in cash and 534,000 unregistered shares of the purchaser, Harken Energy Corporation. As of August 14, 1995, the shares were registered. Since the shares were unregistered, the shares were valued at $1.13 which is 70% of the value on the date the shares were acquired. At June 30, 1995, the market price of the shares was $1.75 per share.

Baca County, Colorado

         MPC (10%) and MPAL (90%) are participating in an exploration program in Colorado. During late April 1995, MPAL commenced an initial three well exploration drilling program. There are approximately 25 prospects that have been identified over the past 2 1/2 years from previous seismic surveys. The initial three well appraisal program has been completed. All three wells were dry holes. MPC has the right, but not the obligation to a 10% participation in drilling future prospects.

3.        MPC Condensed financial statements

          The  following  are   unconsolidated   condensed  balance  sheets  (in
thousands) of MPC and condensed statements of operations and cash flows.

                         MAGELLAN PETROLEUM CORPORATION
                                  BALANCE SHEET

                                                                                                            June 30,

                                                                                                         1995        1994
                                                                                                       --------    --------
                         ASSETS

Current assets .....................................................................................   $  1,691    $  1,138
Oil and gas properties - net .......................................................................        195        --
Investment in MPAL .................................................................................     17,085      17,235
                                                                                                       --------    --------
               Total ...............................................................................   $ 18,971    $ 18,373
                                                                                                       ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ................................................................................   $     62    $     57
                                                                                                       --------    --------
Stockholders' equity:
  Capital ..........................................................................................     43,358      43,227
  Accumulated deficit ..............................................................................    (19,616)    (20,437)
  Foreign currency translation adjustments .........................................................     (4,833)     (4,474)
                                                                                                       --------    --------
                                                                                                         18,909      18,316
                                                                                                       --------    --------
               Total ...............................................................................   $ 18,971    $ 18,373
                                                                                                       ========    ========


                         MAGELLAN PETROLEUM CORPORATION
                             STATEMENT OF OPERATIONS

                                                                                                       Year ended June 30,

                                                                                                   1995       1994       1993
                                                                                                  -------    -------    -------

Revenues ......................................................................................   $    58    $    25    $    69
Costs and expenses ............................................................................      (903)    (1,346)    (2,212)
                                                                                                  -------    -------    -------
Loss before income taxes ......................................................................      (845)    (1,321)    (2,143)
Income tax provision ..........................................................................       261        223        116
                                                                                                  -------    -------    -------
Loss before equity in MPAL ....................................................................    (1,106)    (1,544)    (2,259)
Equity in MPAL net income .....................................................................     1,927      2,046      2,918
                                                                                                  -------    -------    -------
Net income ....................................................................................   $   821    $   502    $   659
                                                                                                  =======    =======    =======

                         MAGELLAN PETROLEUM CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                                                           Year ended June 30,
                                                                                                      1995       1994       1993
                                                                                                     -------    -------    -------
Operating Activities:

Net income .......................................................................................   $   821    $   502    $   659
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation .................................................................................      --         --           10
    Equity in MPAL income ........................................................................    (1,927)    (2,046)    (2,918)
  Change in operating assets and liabilities:
    Accounts receivable ..........................................................................       239       (186)       (51)
    Accounts payable and accrued liabilities .....................................................        (8)      (339)       363
                                                                                                     -------    -------    -------
Net cash used in operating activities ............................................................      (875)    (2,069)    (1,937)

Investing Activities:
  Additions to property and equipment ............................................................      (195)      --         --
                                                                                                     -------    -------    -------

Financing Activities:
  Dividends from MPAL ............................................................................     1,718      1,486        768
  Sales of common stock ..........................................................................       131          4       --
                                                                                                     -------    -------    -------
                                                                                                       1,849      1,490        768
                                                                                                     -------    -------    -------
  Net increase (decrease) in cash and
    cash equivalents .............................................................................       779       (579)    (1,169)
Cash and cash equivalents at
  beginning of year ..............................................................................       754      1,333      2,502
                                                                                                     -------    -------    -------
Cash and cash equivalents at
  end of year ....................................................................................   $ 1,533    $   754    $ 1,333
                                                                                                     =======    =======    =======

4.       MPAL transactions and condensed financial statements

         The following are the condensed consolidated balance sheet of MPAL and condensed consolidated statement of operations (in thousands). At June 30, 1995, Santos Ltd. held 18.2% of MPAL and Boral Limited held 18.1% with the balance of 12.9% held by approximately 2,600 shareholders in Australia.

4.       MPAL transactions and condensed financial statements (Cont'd)

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of MPAL's subsidiaries.

                      Magellan Petroleum Australia Limited
                           Consolidated Balance Sheet

                                                                                                            June 30,
                                                                                                       1995        1994
                                                                                                     --------    --------
                                ASSETS

Current assets ...................................................................................   $  9,776    $  9,915
Oil and gas properties - net .....................................................................     36,076      34,355
Land, building and equipment - net ...............................................................        969         902
                                                                                                     --------    --------
               Total .............................................................................   $ 46,821    $ 45,172
                                                                                                     ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities ..............................................................................   $  2,236    $  2,137
                                                                                                     --------    --------

Long term liabilities ............................................................................     11,100       9,252
                                                                                                     --------    --------

Stockholders' equity:
  Capital ........................................................................................     34,408      34,408
  Retained earnings ..............................................................................      7,642       7,230
  Foreign currency translation adjustments .......................................................     (8,565)     (7,855)
                                                                                                     --------    --------
                                                                                                       33,485      33,783
                                                                                                     --------    --------
            Total ................................................................................   $ 46,821    $ 45,172
                                                                                                     ========    ========


4.       MPAL transactions and condensed financial statements (Cont'd)

                      Magellan Petroleum Australia Limited
                      Consolidated Statement of Operations

                                                                                                       Year ended June 30,

                                                                                                    1995        1994        1993
                                                                                                  --------    --------    --------

Revenues ......................................................................................   $ 15,366    $ 13,293    $ 13,796
Costs and expenses ............................................................................      9,355       9,294       9,909
                                                                                                  --------    --------    --------
Income before taxes ...........................................................................      6,011       3,999       3,887
Income tax provision (credit) - deferred ......................................................      2,207         (39)     (1,874)
                                                                                                  --------    --------    --------
Net income ....................................................................................   $  3,804    $  4,038    $  5,761
                                                                                                  ========    ========    ========


                      Magellan and Minority Equity in MPAL


Magellan equity interest in MPAL:
  Income before tax ...........................................................................   $  3,045    $  2,026    $  1,969
  Income tax (credit) provision ...............................................................      1,118         (20)       (949)
                                                                                                  --------    --------    --------
  Magellan equity in net income ...............................................................   $  1,927    $  2,046    $  2,918
                                                                                                  --------    --------    --------

Minority equity interest in MPAL:
  Income before tax ...........................................................................   $  2,966    $  1,973    $  1,918
  Income tax (credit) provision ...............................................................      1,089         (19)       (925)
                                                                                                  --------    --------    --------
  Minority interest in net income .............................................................      1,877       1,992       2,843

Foreign currency translation ..................................................................       (352)      1,253      (1,503)

Dividends paid ................................................................................     (1,673)     (1,447)       (747)

Effect of MPC increasing its ownership
  of MPAL or sale of stock ....................................................................       --            35          28
                                                                                                  --------    --------    --------
Total minority interest increase (decrease) ...................................................   $   (148)   $  1,833    $    621
                                                                                                  ========    ========    ========



5.       Capital and stock options

         The Company's Certificate of Incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

         On October 5, 1989, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock.

         On October 28, 1992, options to purchase 198,750 shares of the Company's common stock expired without being exercised. On November 16, 1992, options to purchase 168,750 shares were granted to three directors at the market price on the date of grant. On April 30, 1993, options to purchase 35,000 shares of the Company's common stock expired without being exercised. During fiscal 1995, options to purchase 35,000 shares of common stock were exercised.

         On February 1, 1994, options to purchase 275,000 shares of the Company's common stock were granted to four directors of the Company and one MPAL officer at the market price on the date of grant. On May 20, 1994, options to purchase 140,000 shares of the Company's common stock were granted to twenty long term employees of MPAL. During fiscal 1995, options to purchase 105,000 shares of common stock were exercised.

         Stock options outstanding at June 30, 1995 are summarized as follows:


Optionee                                                                        Market price (per share)
at date of                          Option         Number        Option price   on date of determination
grant           Date of grant   expiration date   of shares       (per share)   of option price


Directors .....   Dec. 11, 1991   Dec. 10, 1996   106,250         $   1.0625    $   1.0625
Other .........   Dec. 11, 1991   Dec. 10, 1996    43,750             1.0625        1.0625
Officers ......   Mar. 4, 1991    Mar. 3, 1996     35,000             1.125         1.125
Directors .....   Nov. 16, 1992   Nov. 15, 1997    68,750              .94           .94
Directors/Other   Feb. 1, 1994    Jan. 31, 1999   275,000              .8125         .8125
Others ........   May 20, 1994    May 19, 1999     35,000              .75           .75
                                                 -------------
                                                  663,750
                                                 =============


  Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 1995.

6.       Income taxes

(a) Components of pretax income (loss) by geographic area (in thousands) are as follows:

                                                                                                       Year ended June 30,

                                                                                                    1995       1994       1993

                                                                                                   -------    -------    -------
United States ....................................................................................   $  (783)   $(1,630)   $(2,530)
Australia ........................................................................................     2,982      2,335      2,356
                                                                                                     -------    -------    -------
Total ............................................................................................   $ 2,199    $   705    $  (174)
                                                                                                     =======    =======    =======


(b) Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

                                                                                                        Year ended June 30,
                                                                                                     1995        1994        1993
                                                                                                   -------       ----        ----
Pretax consolidated income
 before minority interests ......................................................................   $ 5,165     $ 2,678     $ 1,744
Losses not recognized:
  MPC's U.S. operations ..........................................................................       845       1,321       2,144
  MPAL's U.S. operations .........................................................................      (124)        610         765
  Permanent differences ..........................................................................      (217)        115         550
                                                                                                           -------     ----   ----
Book taxable income ..............................................................................   $ 5,669     $ 4,724     $ 5,203
                                                                                                          =======     ====   ====

Australian tax rate ............................................................................        36%         33%         33%

Australian deferred income tax provision ........................................................    $ 2,041     $ 1,559     $ 1,717
Tax credit attributable to change in
  Australian tax rate ..........................................................................       --          --        (1,106)
Tax provision attributable to reconciliation of
  year end deferred tax liability ................................................................       166        --          --
Tax credit attributable to settlement of
  Australian tax audit ...........................................................................      --         1,599        --
                                                                                                       -------     ----        ----
                                                                                                       2,207         (40)        611
  Less:  Minority interests ......................................................................     1,089          20         301
                                                                                                      -------      ----         ----
Australian deferred tax provision (credit) .......................................................     1,118         (20)        310
MPC income tax provision .........................................................................       261         223         116
                                                                                                      -------       ----        ----
Consolidated income tax provision ................................................................   $ 1,379     $   203     $   426
                                                                                                      =======       ====        ====


         The amount of $8,877,000 in deferred income taxes payable at June 30, 1995 relates primarily to the deduction of exploration and development costs which are capitalized for financial statement purposes.

         (c)      United States

         MPC's net operating loss carryforwards at June 30, 1995, which may be used to reduce taxable income, if any, during future years, aggregated approximately $10,485,000. Of this amount, $848,000 expires in 1996, $803,000 in 1997, $881,000 in 1998, $762,000 in 1999, $982,000 in 2000, $683,000 in 2001,
$912,000 in 2002, $209,000 in 2003, $915,000 in 2004, $570,000 in 2005, $865,000
in 2007 and $2,055,000 in 2008. MPC also has foreign tax credit carryovers of $131,000, $115,000, $223,000 and $258,000 that will expire in 1997-2000, respectively. MPAL's U.S. subsidiary has net operating loss carryforwards and deferred deductions that total approximately $4,390,000. Of the net operating loss amounts, $268,000 expires in 2005, $2,392,000 in 2006 and $1,121,000 in
2010. The deferred tax asset in the amount of $5,639,000 in 1995 and $5,800,000 in 1994 relates to the potential federal and state tax benefit of the above net operating losses and foreign tax credits carryovers. The Company has established a valuation allowance of $5,639,000 at June 30, 1995 and $5,800,000 at June 30, 1994 because it is more likely than not at this time that none of the losses and credits will be realized.

         MPAL's investments in the U.S. have created deemed dividends under Subpart F of the Internal Revenue Code. These dividends have reduced MPC's net operating losses in earlier years. At June 30, 1995, the amount of unpaid deemed dividends was $2,021,000. For financial statement purposes, MPC's share of MPAL's after tax accumulated earnings at June 30, 1995 was $3,580,000 with $4,834,000 in accumulated currency translation losses. The tax cost of the MPAL investment at June 30, 1995 was approximately $15,800,000.

         (d)      Australia

         Effective July 1, 1995, the Australian income tax rate increased to 36% from 33%. The effect of this change was to increase the consolidated income tax provision for fiscal 1995 by $375,000.

         At June 30, 1995, A.$9,583,000 of consolidated losses and capitalized expenditures remain to be carried forward indefinitely by MPAL and its subsidiaries to reduce future petroleum taxable income.

7.       Bank loan

         MPC has a $1,500,000 revolving line of credit at the bank's prime rate of interest (9.0% at June 30, 1995 and 7.25% at June 30, 1994) plus 1%, which will expire in December 31, 1995. The line is secured by 4,400,000 shares of MPAL common stock and requires a compensating balance of $100,000 plus 10% of the amount used under the line of credit. In addition, there is a 1/2% commitment fee charged on the unused portion of the line of credit. MPC has an additional $700,000 bank commitment to provide each director and officer with a $100,000 letter of credit. The letters of credit secure MPC's agreement to indemnify its directors and officers. The directors and officers bear the cost of the letters of credit. At June 30, 1995 and 1994, the line of credit and letters of credit were not being utilized.

         MPAL has a A.$10 million line of credit with an Australian bank at the bank's prime rate of interest (7.43% at June 30, 1995, and 4.78% at June 30, 1994) plus .45%. This line of credit is unsecured and expires December 31, 1995. In addition, there is an annual fee of A.$30,000 payable with respect to the line of credit.
At June 30, 1995 and 1994, the line of credit was not being utilized.

8.       Related party and other transactions

         C. Dean Reasoner, a director of the Company, is a member of the law firm of Reasoner, Davis & Fox, which firm was paid fees of $120,000, $132,000 and $133,000 for fiscal years 1995, 1994 and 1993, respectively. In fiscal 1995, the final year of his two year consulting agreement, Mr. Heath, a director of the Company, was paid $35,000 plus an expense reimbursement. G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to the Company, was paid $256,196, $325,388 and $421,107 in fees for fiscal years 1995, 1994 and 1993, respectively. James R. Joyce, the President and Chief Financial Officer, is the owner of G&O'D INC. In addition, Benjamin W. Heath and C. Dean Reasoner have overriding royalty interests which were granted between 1957 and 1968 on certain of the Company's oil and gas properties prior to any discoveries. The following gross royalty amounts represent payments by all of the owners of the fields, not just the Company's share. The payments to Messrs. Heath and Reasoner with respect to these royalties in fiscal 1995 were $45,220 and $21,403, in fiscal 1994 were $46,362 and $22,516 and in fiscal 1993 were $44,912 and $20,355, respectively.

9.       Leases

         MPAL leases various offices. At June 30, 1995 future minimum rental payments applicable to noncancelable operating leases were as follows:

                  Fiscal Year                   Amount

                      1996                      $159,000
                      1997                       143,000
                      1998                       141,000
                                                ---------
                                               $ 443,000

The information regarding the rental expense for all operating leases is included in Note 1(i) above.

10.      Pension Plan

         A defined benefit pension plan is operated by MPAL. All salaried employees are eligible to become participants of the plan. MPAL contributes to the plan at rates which (based on actuarial determination) are sufficient to meet the cost of employees' retirement benefits. No employee contributions are required. MPAL is committed to make up any shortfall in the plan's assets to meet payments to employees as they become due.

         Plan participants are entitled to defined benefits on normal retirement, death or disability. The retirement benefits are dependent on years of participation and the highest average salary over three consecutive years. In the event of termination of employment within ten years of participation, employees are entitled to a partial vesting of their equitable share of the plan based on the number of years of participation. After ten years of participation, there is full vesting of benefits.

         The investments of the plan at June 30, 1995 are comprised of units of NMFM Superannuation Fund, a managed growth fund. The fund's assets are invested primarily in growth assets such as Australian and international shares.

         The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                                                                               June 30,
                                                                                                           1995           1994
                                                                                                       -----------    -----------
Plan assets at fair value ..........................................................................   $ 2,469,925    $ 2,199,493
                                                                                                       -----------    -----------
Actuarial value of accumulated
  benefit obligation ...............................................................................   $ 2,272,237    $ 1,995,367
Effect of assumed future
  compensation increases ...........................................................................        10,157         46,896
                                                                                                       -----------    -----------
Projected benefit obligation
  for service to date ..............................................................................     2,282,394      2,042,263
                                                                                                       -----------    -----------
Plan assets in excess of
  projected benefit obligation .....................................................................       187,531        157,230
Unrecognized net loss ..............................................................................       459,691        467,423
Unrecognized net asset at transition ...............................................................      (284,139)      (324,162)
                                                                                                       -----------    -----------
                                                                                                       $   363,083    $   300,491
                                                                                                       ===========    ===========

         The net pension expense for the MPAL pension plan was as follows:

                                                                                                         Year ended June 30,

                                                                                                  1995         1994         1993
                                                                                                ---------    ---------    ---------
Service cost ................................................................................   $ 228,421    $ 256,123    $ 286,632
Interest cost ...............................................................................     157,409      128,100      159,905
Actual return on plan assets ................................................................    (201,565)    (124,517)    (217,470)
Net amortization and deferred items .........................................................     (15,503)     (14,964)      (9,791)
                                                                                                ---------    ---------    ---------
Net pension cost ............................................................................   $ 168,762    $ 244,742    $ 219,276
                                                                                                =========    =========    =========

Plan contributions by MPAL ..................................................................   $ 250,314    $ 223,000    $ 266,000
                                                                                                =========    =========    =========

     Significant assumptions used in determining pension cost and the related obligations were as follows:


                                   1995          1994          1993

Assumed discount rate ....            9.0%          9.0%          8.5%
Rate of increase in future
  compensation levels ....           15.0%          7.5%          7.0%
Expected long term rate of
   return on plan assets .           10.0%         10.0%         10.5%

Australian exchange rate .       $   .7097      $  .7287        $ .6667


11.       Tender offer and litigation expenses

          MPC and MPAL had been parties to several legal proceedings that were instituted directly or indirectly as a result of the offer in 1993 by Sagasco Holdings Limited for all of the outstanding shares of MPC and MPAL. All of MPC's lawsuits have been terminated. One MPAL lawsuit is continuing. The Company does not anticipate any material adverse consequences to result from this lawsuit.

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (unaudited)

                                  June 30, 1995

          The consolidated data presented herein include estimates which should not be construed as being exact and verifiable quantities. The reserves may or may not be recovered, and if recovered, the cash flows therefrom, and the costs related thereto, could be more or less than the amounts used in estimating future net cash flows. Moreover, estimates of proved reserves may increase or decrease as a result of future operations and economic conditions, and any production from these properties may commence earlier or later than anticipated.

Estimated net quantities of proved developed and proved oil and gas reserves:

                                                      Natural Gas                               Oil
                                                         (BCF)                            (Thousand Bbls)

Proved Reserves:                             Australia             U.S.             Australia            U.S.
                                                (*)


June 30, 1992                                   90.196              .190              1,072               126
Revision of previous estimates                    .968              .100                863                19
Extensions and discoveries                           -                 -                  -                 -
Production                                     (4.637)            (.114)              (225)              (75)
                                               -------            ------               -----             ----
June 30, 1993                                   86.527              .176              1,710                70
Revision of previous estimates                    .018              .310               (61)                85
Extensions and discoveries                           -                 -                  -                 -
Production                                     (4.783)            (.358)              (285)              (89)
                                               -------            ------              -----              ----
June 30, 1994                                   81.762              .128              1,364                66
Revision of previous estimates                    .244              .200                  -               150
Extensions and discoveries                       6.502                 -                412                 -
Production                                     (4.934)            (.132)              (280)              (89)
Sales of minerals in place                           -            (.196)                  -             (127)
                                                 -------          ------              -------            -----
June 30, 1995                                   83.574                 -              1,496                 -
                                                ======           ========             =====            =======


Proved Developed Reserves:


June 30, 1992                            90.196               .190              1,072                126
                                         ======             ======              =====              =====

June 30, 1993                             86.527              .176              1,710                 70
                                          ======            ======              =====              =====

June 30, 1994                             81.762              .128              1,364                 66
                                         =======            ======              =====              =====

June 30, 1995                             83.574             -                  1,496                   -
                                          ======            ========            =====             =======


- -------------------

(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts. Approximately 49.3% of reserves are attributable to minority interests.

Costs of oil and gas activities (in thousands):

                                                                         Australia
                                        -----------------------------------------------------------------------------
                                     Exploration                            Development
         Year ended June 30,           Costs                                  Costs

                 1995                   $  14                                  $ 4,025
                 1994                     224                                    3,071
                 1993                     529                                    2,773


                                                                       United States
                                        -----------------------------------------------------------------------------
                                    Exploration                            Acquisition
         Year ended June 30,           Costs                                  Costs
                                       ----                                   -----

                 1995                   $2,448                                 $386
                 1994                   652                                    83
                 1993                   645                                    -


Capitalized costs subject to depletion, depreciation and amortization ("DD&A") (in thousands):

                                  June 30, 1995
                                         United
                            Australia    States      Total
Costs subject to DD&A ...   $ 55,044    $   --     $ 55,044
Costs not subject to DD&A       --         2,834      2,834
Less accumulated DD&A ...    (20,517)       --      (20,517)
                            --------    --------   --------
Net capitalized costs ...   $ 34,527    $  2,834   $ 37,361
                            ========    ========   ========

                                 June 30, 1994
                                     United
                       Australia     States       Total
Costs subject to DD&A   $ 52,290    $  8,742    $ 61,032
Less accumulated DD&A    (18,348)     (7,307)    (25,655)
                        --------    --------    --------
Net capitalized costs   $ 33,942    $  1,435    $ 35,377
                        ========    ========    ========

Discounted future net cash flows:

         The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 1995. Approximately 49.3% of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                                                     Australia
                                                                -----------------------------------------------------

                                                                               1995         1994         1993
                                                                              ---------    ---------    ---------

Future cash inflows ......................................................   $ 132,435    $ 129,973    $ 133,746
Future production costs ..................................................     (23,354)     (23,264)     (23,919)
Future development costs .................................................      (1,139)        (765)      (1,983)
Future income tax expense ................................................     (38,870      (31,680)     (31,710)
                                                                             ---------    ---------    ---------
Future net cash flows ....................................................      69,072       74,264       76,134
10% annual discount for estimating timing
  of cash flows ..........................................................     (30,691)     (28,524)     (31,075)
                                                                              ---------    ---------    ---------
Standardized measures of discounted future
  net cash flows .........................................................   $  38,381    $  45,740    $  45,059
                                                                              =========    =========    =========


                                                                   United States
                                                      -----------------------------------
                                                          1995       1994       1993
                                                       -------   -------    -------
Future cash inflows ......................             $    (*)    $ 1,490    $ 1,517
Future production costs ..................                  --       (393)      (393)
Future development costs .................                  --        --         --
Future income tax expense ................                  --        --
                                                        -------    -------    -------
Future net cash flows ....................                  --       1,097      1,124
10% annual discount for estimating timing
  of cash flows ..........................                   --       (117)      (56)
                                                        --------    -------    -------
Standardized measures of discounted future
  net cash flows .........................                  --     $   980    $ 1,068
                                                        ========    =======    =======

(*)  U.S. producing properties sold effective March 31, 1995


                                                           Total
                                         --------------------------------------
                                                1995         1994         1993
                                             ---------    ---------    ---------
Future cash inflows ......................  $ 132,435    $ 131,463    $ 135,263
Future production costs ..................    (23,354)     (23,657)     (24,312)
Future development costs .................     (1,139)        (765)      (1,983)
Future income tax expense ................    (38,870)     (31,680)     (31,710)
                                             ---------    ---------    ---------
Future net cash flows ....................      69,072       75,361       77,258
10% annual discount for estimating timing
  of cash flows ..........................    (30,691)     (28,641)     (31,131)
                                             ---------    ---------    ---------
Standardized measures of discounted future
  net cash flows .........................   $  38,381    $  46,720    $  46,127
                                             =========    =========    =========

         The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

                                                 1995        1994        1993
                                               --------    --------    --------
Net change in prices and production costs ...   $ (3,141)   $     77    $ 15,766
Extensions and discoveries ..................      6,838        --          --
Revision of previous quantity estimates .....        148        (226)      1,281
Changes in estimated future development costs    (1,534)       (700)     (2,226)
Sales and transfers of oil and gas produced .    (9,266)     (8,502)     (9,818)
Sales of minerals in place ..................     (1,313)       --          --
Previously estimated development cost
  incurred during the period ................        765       1,983        --
Accretion of discount .......................      4,113       3,715       3,445
Net change in income taxes ..................    (3,921)        353      (1,232)
Net change in exchange rate .................    (1,028)      3,893      (5,522)
                                                --------    --------    --------
                                                $ (8,339)   $    593    $  1,694
                                                ========    ========    ========

Additional information regarding discounted future net cash flows.

                                                      Australia

Reserves - Natural Gas

         Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which have been limited to the quantities of gas to be sold under long-term supply contracts. A summary of these contracts is as follows:

                                                                                              MPAL
                                       MPAL Share of contract           Contract %            share
                                          quantities of gas         completed through        (before        Contract
    Gas supply contract                   to be sold (bcf)             June 30 1995         royalties)       period
    -------------------                  ------------------          ---------------       -----------      -------
                                          (after royalties)
Palm Valley - Alice Springs               21.0                            36               50.775%       1983-2008
Palm Valley - Darwin                      76.6                            32               50.775%       1987-2012
Mereenie - Darwin (1985)                  17.0                            33               35%           1987-2012
Mereenie - Darwin (1995)                   6.5                             -               40.5%         1995-2009
Mereenie - Cosmo Howley                    1.5                            82               40.5%         1989-1999
                                          -----
                                          122.6


Prices

         The prices (Australian dollars) used in the foregoing estimates in Australia were based upon the following contract prices of gas per mcf:

                                                             1995                  1994                 1993
                                                             ----                ------                 ----

Palm Valley-Alice Springs                                  A.$2.85               A.$2.73              A.$2.69
Palm Valley-Darwin                                            2.00                  1.97                 1.97
Mereenie-Darwin
  Years 6-21 (1985 contract)                                   .48                   .48                  .48
  Years 22-26 (1985 contract)                                 2.05                  2.07                 2.06
   1995 contract                                              2.64                     -                    -
Mereenie - Cosmo Howley                                       2.77                  2.70                 2.55
Crude oil per barrel                                         23.71                 24.14                27.93
Exchange rate A.$= $U.S.                                       .71                   .73                  .67


Reserves and Costs - Oil

         At June 30, 1995, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 1995. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill a few additional wells.

Income taxes

         Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$9,583,000, A.$13,600,000 and A.$17,600,000 in unrecouped capital expenditures at 1995, 1994, and 1993, respectively. The tax rate in computing Australian future income tax expense was 36% at June 30, 1995 and 33% in 1994 and 1993.

                                                    United States

Future cash flows from net proved oil and gas reserves in the United States were calculated by the Company. All of the Company's producing properties in the U.S. were sold effective March 31, 1995. The following prices were used for calculation purposes:

                        1995       1994       1993
                       ------   --------   --------
Crude oil per barrel   $ -     $ 17.50   $  17.50
Gas price per mcf ..     -        2.52       1.70

Estimated future production costs were based on current costs and rates at June 30, 1995, 1994 and 1993. Future United States tax expense attributable to future net cash flows has been reduced by the tax effect of losses and the tax basis of the properties which exceeded the future cash flow in each year.

          For financial statements purposes in fiscal 1987 and 1988, MPC wrote down its Canada cost center which included the Kotaneelee gas field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions of the investment.

Results of Operations

          The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 1995:

                                                    United States                            Australia
                                        -------------------------------------- ---------------------------------------

                                      1995        1994           1993          1995          1994         1993
                                      ----        ----           ----          ----          ----         ----
Revenues                               (1)

 Oil sales                             $363         $ 540        $1,386       $ 5,330      $5,224        $4,792
  Gas sales                             115           172           230          7748       6,592         6,591
                                        ----         -----        -----        -------      ------        ------
                                        478           712         1,616        13,078       11,816        11,383
                                        ----         -----        -----        ------       ------        ------
Costs:
  Production costs                      145           354          620          3,455        3,524         2,856
  Depletion, abandonments
    and write downs (sales)             (54)          889         1,462         2,302        2,018         1,890
                                        ------       -----        -----        ------       ------        ------
                                         91          1,243        2,082         5,757        5,542         4,746
                                        -----        -----        -----        ------       ------        ------
Income (loss) before taxes and
  minority interest                     387          (531)        (466)        7,321        6,274         6,637
Minority interest (49.3%)              (191)          263          230        (3,612)      (3,096)       (3,274)
                                        ------       -----        -----        -------      -------       -------
Income (loss) before taxes              196          (268)        (236)        3,709        3,178         3,363
  Income tax provision (2)                -             -            -         (1,224)     (1,049)       (1,311)
                                        --------     -----        -----        ---------    -------       -------
Net income (loss) from
  operations                           $ 196        $(268)       $(236)        $2,485       $2,129        $2,052
                                        =====        ======       ======       ======       ======        ======

Depletion per unit of
  production                            $14.88       $13.27       $12.22       A.$2.96      A.$2.88       A$2.88
                                        ======       ======       ======       =======      ========      ======

- -----------------
(1) The Company's interest in the Navajo Joint Venture was sold effective as of March 31, 1995.
(2) Australian income tax provision 33% in 1995 and 1994 and 39% in 1993.

Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.

                  None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 Certain Relationships and Related Transactions, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1995, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive officers of the Company, see Part I.

                                   ` PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

         (a)      (1)      Financial Statements.

     The financial statements listed below and included under Item 8, are filed as part of this report.
                                                      Page
                                                   reference

Report of Independent Auditors ....................    38

Consolidated balance sheet at June 30, 1995 and
  June 30, 1994 ...................................    39

Consolidated statement of operations
  for each of the three years in the period
  ended June 30, 1995 .............................    40

Consolidated statement of changes in stockholders'
  equity for each of the three years in the period
  ended June 30, 1995 .............................    41

Consolidated statement of cash flows for each of
  the three years in the period ended June 30, 1995    42

Notes to consolidated financial statements ........    43-63

Supplementary oil and gas information (unaudited) .    64-70

                       (2) Financial Statement Schedules.

                  All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

                  (3)      Exhibits.

                           The  following  exhibits  are  filed  as part of this
report:

                  Item Number

                  2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                           None.

                  3.       Articles of Incorporation and By-Laws.

                           Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth as filed on February 12, 1988 with the State of Delaware filed as exhibit 3 to Registration Statement No. 33-21311 are incorporated herein by reference.

                           Copy of the By-Laws, as amended filed as exhibit 3 to Form 8-K filed on December 10, 1992 is incorporated herein by reference.

                    4. Instruments defining the rights of security holders, including indentures.

                           None.

                  9.       Voting Trust Agreement.

                           None.

                  10.      Material contracts.

                    (a) Petroleum Lease No. 4 dated November 18, 1981 granted by the Northern Territory of Australia to United Canso Oil & Gas Co. (N.T.) Pty Ltd., filed as exhibit 10(c) to Report on Form 10-K for the fiscal year ended April 30, 1982 is incorporated herein by reference.


                    (b) Petroleum Lease No. 5 dated November 18, 1981 granted by the Northern Territory of Australia to Magellan Petroleum (N.T.) Pty. Ltd., filed as exhibit 10(d) to Report on Form 10-K for the fiscal year ended April 30, 1982 is incorporated herein by reference.

                           (c) Gas Sales Agreement between The Palm Valley Producers and The Northern Territory Electricity Commission dated November 11, 1981, filed as exhibit 10(e) to Report on Form 10-K for the fiscal year ended April 30, 1982 is incorporated herein by reference.

                           (d) Palm Valley Petroleum Lease (OL3) dated November 9, 1982 filed as exhibit 10(h) to Report on Form 10-K for the fiscal year ended April 30, 1983 is incorporated herein by reference.

                           (e)  Agreements relating to Kotaneelee.
                                  (1)  Copy of  Agreement  dated  May  28,  1959
                                   between the Company et al and Home Oil Company Limited et al and Signal Oil and Gas Company filed as exhibit 10(d) to Report on Form 10-K filed by Canada Southern Petroleum Ltd. for the fiscal year ended June 30, 1987 is incorporated herein by reference.

                                  (2) Copies of  Supplementary  Documents to May
                                   28, 1959 Agreement (see (1) above), dated June 24, 1959, consisting of Guarantee by Home Oil Company Limited and Pipeline Promotion Agreement filed as exhibit 10(d) to Report on Form 10-K filed by Canada Southern Petroleum Ltd. for the fiscal year ended June 30, 1987 is incorporated herein by reference.

                                  (3) Copy of  Modification  to Agreement  dated
                                   May 28, 1959 (see (1) above), made as of January 31, 1961 filed as exhibit 10(d) to Report on Form 10-K filed by Canada Southern Petroleum Ltd. for the fiscal year ended June 30, 1987 is incorporated herein by reference.

                                  (4) Copy of Letter Agreement dated February 1,
                                   1977 between the Company and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field filed by Canada Southern Petroleum Ltd. as Exhibit 10(d) to Report on Form 10-K for the fiscal year ended June 30, 1981 is incorporated herein by reference.

               (f) Palm Valley Operating Agreement dated April 2, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., C. D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, I.E.D.C. Australia Pty. Ltd., Southern Alloys Ventures Pty. Limited and Amadeus Oil N.L. filed as exhibit 10(i) to Report on Form 10-K for the fiscal year ended April 30, 1985 is incorporated herein by reference.

               (g) Mereenie Operating Agreement dated April 27, 1984 between Magellan Petroleum (N.T.) Pty., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Oilmin (N.T.) Pty. Ltd., Krewliff Investments Pty. Ltd., Transoil (N.T.) Pty. Ltd. and Farmout Drillers NL filed as exhibit 10(l) to Report on Form 10-K for the fiscal year ended April 30, 1984 and Amendment of October 3, 1984 to the above agreement filed as exhibit 10(j) to Report on Form 10-K for the fiscal year ended April 30, 1985 is incorporated herein by reference.



               (h) Palm Valley Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., C. D. Resources Pty., Ltd, Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, IEDC Australia Pty Limited, Amadeus Oil N.L., Southern Alloy Venture Pty. Limited and Gasgo Pty., Limited. Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28, 1985 that the Guarantee is binding . All of the above were filed as exhibit 10(p) to Report on Form 10-K for the fiscal year ended April 30, 1985 and are incorporated herein by reference.


               (i) Mereenie Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Moonie Oil N.L., Petromin No Liability, Transoil No Liability, Farmout Drillers N.L., Gasgo Pty. Limited, The Moonie Oil Company Limited, Magellan Petroleum Australia Limited and Flinders Petroleum N.L. Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28,1985 that the Guarantee is binding. All of the above were filed as exhibit 10(q) to Report on Form 10-K for the fiscal year ended April 30, 1985 and are incorporated herein by reference.


               (j) Agreements dated June 28, 1985 relating to Amadeus Basin -Darwin Pipeline which include Deed of Trust Amadeus Gas
                    Trust, Undertaking by the Northern Territory Electric Commission and Undertaking from the Northern Territory Gas Pty Ltd. filed as exhibit 10(r) to Report on Form 10-K for the fiscal year ended April 30, 1985 are incorporated herein by reference.

               (k) Agreement between the Mereenie Producers and the Palm Valley Producers dated June 28, 1985, filed as exhibit 10(s) to Report on Form 10-K for the fiscal year ended April 30, 1985 is incorporated herein by reference.

               (l) Form of Agreement pursuant to Article SIXTEENTH of the Company's Certificate of Incorporation and the applicable By-Law to indemnify the Company`s directors and officers is filed as exhibit 10(s) to Registration Statement No. 33-21311, is incorporated herein by reference.

               (m) Revolving Credit Agreement dated as of March 19, 1987, as amended and restated as of May 5, 1988 between Magellan Petroleum Corporation and National Australian Bank Limited and First Amendment to such agreement dated as of May 5, 1988 filed as exhibit (t) to Registration Statement No. 33-21311, are incorporated herein by reference. Second Amendment to such agreement dated as of March 19, 1990 as filed as exhibit 10(s) to Report on Form 10-K for the fiscal year ended June 30, 1990 is incorporated herein by reference.

                    11. Statement re computation of per share earnings.

                           Not applicable.

                    12.    Statement re computation of ratios.

                           None.

                    13.    Annual report to security holders.

                           Not applicable.

                    16.    Letter re change in certifying accountant.

                           None.

                    18.    Letter re change in accounting principles.

                           None.

                    19.    Report furnished to security holders.

                           None.

                    21.    Subsidiaries of the registrant.

                    (a) Magellan Petroleum Australia Limited, incorporated in Queensland, Australia
                    (b) Magellan Petroleum (N.T.) Pty. Ltd., incorporated in Queensland, Australia.
                    (c) Paroo Petroleum Pty. Ltd., incorporated in Queensland, Australia.
                    (d)  Paroo  Petroleum  (Holdings),   Inc., incorporated  in
                         Delaware,  U.S.A.
                    (e) Paroo Petroleum(USA), Inc., incorporated in Delaware, U.S.A
                    (f)  Pacoota  Resources  Limited,  incorporated  in Alberta,
                         Canada
                    (g)  Hadborough  Pty.  Ltd.,   incorporated  in
                         Queensland,  Australia
                    (h)  Magellan Petroleum (Eastern)
                         Pty. Ltd., incorporated in Queensland,  Australia.
                     (i) Magellan Petroleum  (Burunga) Pty., Ltd., incorporated in Queensland, Australia.

                   22.    Published report regarding matters submitted to vote
                           of security holders.

                           Not applicable.

                    23.    Consent of experts and counsel.

                           Consent of Ernst & Young LLP filed herewith.

                    24.    Power of attorney.

                           Not applicable.

                    27.    Financial Data Schedule.

                           Filed herein.

                    28. Information from reports furnished to state insuranc regulatory agencies.

                           None.

                    99.    Additional Exhibits.

                           None.

            (b)     Reports on Form 8-K.

                    On May 15, 1995, the Company filed a report on Form 8-K to announce that its 51% held subsidiary, Magellan Petroleum Australia Limited, had sold its 11.6% working interest in the so-called Navajo project to Texas-based Harken Energy Corp. for approximately $1 million. The registrant recorded a gain on the sale of approximately $700,000.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MAGELLAN PETROLEUM CORPORATION



                               /s/ James R. Joyce
                            James R. Joyce, President


Dated:  September 25, 1995


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Benjamin W. Heath                           /s/ James R. Joyce
    Benjamin W. Heath                               James R. Joyce
    Director                                    Director, President and
                                                 Chief Executive Officer,
                                                 Chief Financial and
                                                  Accounting Officer

Dated:  September 25, 1995                     Dated: September 25, 1995
        -------------------                        ------------------


/s/ Dennis D. Benbow                        /s/ Walter McCann
    Dennis D. Benbow                            Walter McCann
    Director                                    Director


Dated:  September 25,1995                 Dated: September 25, 1995
        -------------------                 ------------------


/s/ G. Gordon Gibson                         /s/ C. Dean Reasoner
    G. Gordon Gibson                             C. Dean Reasoner
    Director                                     Director

Dated:  September 25, 1995                Dated: September 25, 1995
        ---------------------                 ------------------