Form 10-K/A
period 1995-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 1995-10-25
CIK 61398

Commission File Number 1-5507

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                       AMENDMENT TO APPLICATION OR REPORT
                Filed pursuant to Section 12, 13 or 15(d) of THE
                            SECURITIES EXCHANGE ACT OF 1934

                         Magellan Petroleum Corporation
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 1995 as set forth in the pages attached hereto:

     (List all such items, financial statements, exhibits or other portions amended)

         Page 2 is deleted in its entirety and the attached page 2 is substituted in lieu thereof.

         Page 70 is deleted in its entirety and the Part III information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions in the attached pages 70.1 through 70.9 are substituted in lieu thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MAGELLAN PETROLEUM CORPORATION
                                                                    (Registrant)


                                                  By /s/ James R. Joyce
                                                  ____________________
                                                       James R. Joyce
                                                       President

Date:  October 25, 1995

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, par value 1(cent)per share, 24,548,745 shares outstanding as of September 12, 1994.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

          (a)     Directors.

                                                                          Length of              Other Offices
                                      Date Present Term                   Service as               Held with
     Name                  Age        of Office Expires                   a Director               Company

Dennis D. Benbow           56         Annual Meeting 1995                 Since 1985                 None
G. Gordon Gibson           78         Annual Meeting 1996                 Since 1982                 None
Benjamin W. Heath          81         Annual Meeting 1995                 Since 1957                 None
James R. Joyce             54         Annual Meeting 1996                 Since 1993             President
Walter McCann              58         Annual Meeting 1997                 Since 1983                 None
C. Dean Reasoner           78         Annual Meeting 1997                 Since 1968                 None


         The Company is not aware of any arrangement or understanding between any of the individuals named above and any other person pursuant to which any individual named above was selected as a director.

         (b)      Executive Officers.

                                                                        Length of Service            Other Positions Held
     Name           Age    Office Held                                    as an Officer                  with Company


James R. Joyce      54     President and Chief Financial          President since July 1, 1993             Director
                           Officer                                     and CFO since 1990
Dennis D. Benbow    56     General Manager - MPAL                        Since July 7, 1993                Director

         The Company is not aware of any arrangements or understandings between any of the individuals named above and any other person pursuant to which any individual named above was selected as an officer.

         All officers of Magellan Petroleum Corporation are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         (c)      Identification of Significant Employees.

                  None.

                                      70.1

         (d)      Family Relationships.

                  No family relationships exist among any of the directors and officers named above.

         (e)      (1)    Business Experience.

                         All of the named  companies  are engaged in oil, gas or
mineral exploration and/or development except where noted.

                         Directors and Executive Officers.

                         Mr. Dennis D. Benbow was appointed General Manager of MPAL on July 7, 1993. He had been MPAL's Operations Manager since 1980. He has also been a director of MPAL since 1983. Mr. G. Gordon Gibson has been an independent exploration consultant since 1980 and President of his consulting service company, Tri Gamma Corporation. Mr. Gibson was also President of the International Division of the General Exploration Company from 1974-1980.

                         Mr.  Benjamin  W.  Heath  retired as  President  of the
Company on June 30, 1993. Mr. Heath is President and a director of Coastal Caribbean Oils & Minerals, Ltd. ("Coastal Caribbean"), a director of Canada Southern, and Chairman of the Board of MPAL.

                         Mr. James R. Joyce was elected President of the Company
effective July 1, 1993 and has been Chief Financial Officer of the Company since January 1990. Mr. Joyce has been Vice President and Treasurer of G&O'D INC since 1979, (President since July 1, 1994), a firm which has provided accounting and administrative services, office facilities and support staff to the Company for more than five years. Mr. Joyce is a Certified Public Accountant and a member of the Bar of Connecticut.

                         Mr.  Walter  McCann has been the  President of Richmond
College, The American International University, London, England, since January 1993. He had been President of Athens College in Athens, Greece from 1985 - 1992. Mr. McCann was the Dean of Barney School of Business and Public Administration, University of Hartford, from 1979-1985. He is a member of the Bars of Massachusetts and the District of Columbia.

                                      70.2

                         Mr. C. Dean  Reasoner has been a member of the law firm
of Reasoner, Davis & Fox, Washington, D.C., for more than five years. Reasoner, Davis & Fox has been retained by the Company for many years and is being retained during the current year. Mr. Reasoner is a director of Coastal Caribbean, MPAL and Canada Southern. (2) Directorships.

                         (2)  Directorships

                              See subparagraph (1), above.

         (f)   Involvement in Certain Legal Proceedings.

               None.

         (g)   Promoters and Control Persons.

               Not applicable.

Item 11. Executive Compensation.

               The following table sets forth certain summary information concerning the compensation of Mr. James R. Joyce, who served as President and Chief Executive Officer of the Company during fiscal 1995, and each of the most highly compensated executive officers of the Company who earned in excess of $100,000 during such year (collectively, the "Named Executive Officers").

(a)(b)   Summary Compensation Table

                                                                                     Long Term
                                                                                    Compensation
                                                       Annual Compensation             Awards
                                                       (b)            (c)               (g)                 (i)
                                                                                                         All other
                                                                     Salary         Options/SARs       Compensation
Name and Principal Position                           Year              ($)               (#)                 ($)

James R. Joyce (1)                                    1995                -                    -                -
  President, Chief Financial Officer and              1994                -              100,000                -
  Secretary, and a director of the Company            1993                -                    -                -

Dennis D. Benbow                                      1995          167,332                    -            8,895
  Director                                            1994          113,770               50,000           19,631
  General Manager - MPAL

(1) Fees paid to G&O'D INC for Mr. Joyce's services and related overhead in fiscal years 1995, 1994 and 1993 were $139,100, $172,203 and $219,455, respectively. It is expected that G&O'D INC will continue to receive fees for providing accounting and administrative services, office facilities and support staff to the Company by G&O'D INC., and that Mr. Joyce will receive no additional compensation or other direct benefits from the Company for serving as President and Chief Financial Officer and a director of the Company.

(c)      Options/SAR Grants

          None.
                                      70.3

(d)  Aggregated Option/SAR Exercises and Fiscal Year Option/SAR Value Table

     The following table provides information about stock options exercised during fiscal 1995 and unexercised stock options held by the Named Executive Officers at the end of fiscal year 1995.

          (a)       (b)              (c)                           (d)                                   (e)
                Securities                                  Number of Unexercised                 Value of Unexercised
                Underlying                                  Options/SARs at 1995                  In-The-Money Options/SARs
               Options/SARs         Value                     Year-end (#)                        at 1995 Year-end ($)
       Name       Exercised (#) Realized ($)           Exercisable     Unexercisable         Exercisable     Unexercisable

James R. Joyce       -                -                 135,000              -                141,000              -
Dennis D. Benbow     -                -                  93,750              -                 95,000              -

(e)       Long-Term Incentive Plan ("LTIP") Awards Table

          Not applicable.

(f)       Defined Benefit or Actuarial Plan Disclosure

          Under the terms of MPAL's funded pension plan, Mr. Benbow will receive a lump sum payment from an insurance carrier upon his retirement which will be a multiple of 4.6 times the average of his basic salary for his highest average salary over three consecutive years. Based on Mr. Benbow's annual average salary for the three years ended June 30, 1995, such lump sum payment would have been $424,000 if he were eligible to retire or in the event of his death or disability at that date.

          Mr. Joyce is not covered by any pension plan funded by the Company.

(g)       Compensation of Directors

          Messrs. Walter McCann, G. Gordon Gibson and Benjamin W. Heath are each paid directors' fees of $25,000 per annum. During fiscal 1995, Messrs. McCann and Gibson received part of their compensation in common stock of the Company.

          Under the Company's medical reimbursement plan for outside directors, the Company reimburses directors the cost of their medical premiums, up to $500 per month. During fiscal 1994, the cost of this plan was $6,000.

                                      70.4

     Mr. Benjamin W. Heath retired as President and Chief Executive Officer of the Company effective June 30, 1993. The Company and Mr. Heath entered into a Consultancy Agreement, as of April 23, 1993, pursuant to which Mr. Heath provided various consulting services to the Company for the two year period ended June 30, 1995. The Company paid Mr. Heath $35,000 per year for such services, plus reimbursement of $500 per month for office and secretarial expenses. Effective July 1, 1995, Mr. Heath receives a reimbursement of $500 per month for office and secretarial expenses from the Company. Mr. Heath also receives a similar reimbursement of $833 per month from MPAL, in his capacity as Chairman.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     Mr. Dennis D. Benbow is being paid an annual  salary of  approximately
U.S. $159,000 under an employment contract with MPAL. The agreement is effective for a term of three years beginning January 1, 1995. Mr. Benbow's salary is subject to an annual adjustment for changes in the Australian Consumer Price Index. In the event that Mr. Benbow is terminated by MPAL prior to December 31, 1997, without cause, he will be entitled to the balance of his unpaid salary for the remaining period of the employment agreement. MPAL has a termination policy applicable to all MPAL employees which provides for three weeks of pay for each year of service up to a maximum 52 weeks of salary. This policy would also apply to Mr. Benbow, if such termination payment were greater than the amount due under his employment agreement.

(i)  Report on Repricing of Options/SARs

     Not applicable.

(j)  Compensation Committee Interlocks and Insider Participation

     The Company does not maintain a separate compensation committee of the Board, but rather, decides compensation matters at the full Board. The only officers or employees of the Company or any of its subsidiaries, or former officers or employees of the Company of any of its subsidiaries, who participated in the deliberations of the Board concerning executive officer compensation during the fiscal year ended June 30, 1995 were Messrs. Benjamin W. Heath, Roy M. Hopkins and James R. Joyce. At the time of such deliberations, Messrs. Heath and Joyce were directors of the Company and MPAL. Mr. Hopkins, a former officer of the Company and MPAL, was a director of MPAL. None of the above individuals participated in any discussions or deliberations regarding their compensation.

(k)  Board Compensation Committee Report on Executive Compensation.

     Not applicable.

(l)  Performance Graph

     Not applicable.

                                      70.5

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a)  Security Ownership of Certain Beneficial Owners.

              The following table sets forth information as to the number of shares of the Company's Common Stock owned beneficially on September 11, 1995 by each 5% stockholder of the Company:

Name and
address of                       Amount and Nature of
beneficial owners                Beneficial Ownership      Percent of Class

Boral Limited                          3,305,869                  13.6%
6-10 O'Connell Street
Sydney, Australia   2000

         (b)   Security Ownership of Management.

              The following table sets forth information as to the number of shares of the Company's Common Stock owned beneficially on September 11, 1995 by each director of the Company and by all officers and directors of the Company as a group:

      Name of
     Individual                                           Amount and Nature of
      or Group                                            Beneficial Ownership                Percent of Class
                                                        Shares            Options

Dennis D. Benbow                                             -             93,750                     *
G. Gordon Gibson                                        12,802             87,500                     *
Benjamin W. Heath                                       33,500             93,750                     *
James R. Joyce                                          45,000            135,000                     *
Walter McCann                                           14,368             87,500                     *
C. Dean Reasoner                                        61,949                  -                     *
Directors and Officers
  as a Group (a total of 7)                            167,619            497,500                   2.7%
---------------
(*)  The percent of class owned is less than 1%.

          The following table sets forth information as to the number of shares of the Common Stock, par value A.$.50 per share, of the Company's subsidiary, MPAL, owned beneficially as of September 11, 1995 by any director of the Company and by all officers and directors of the Company as a group:

      Name of
     Individual                                           Amount and Nature of
      or Group                                            Beneficial Ownership                Percent of Class
                                                                   Shares

Dennis D. Benbow                                                    1,756                             *
Benjamin W. Heath                                                   6,674                             *
James R. Joyce                                                          -                             *
C. Dean Reasoner                                                   11,419                             *
Directors and Officers
  as a Group (a total of 4)                                        19,849                             *
---------------
(*)      The percent of class owned is less than 1%.

                                      70.6

         (c)      Changes in Control.

                  The Company is aware of no contractual arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

         (a)      Transactions with management and others.

                  None.

         (b)      Certain business relationships.

Reasoner, Davis & Fox

                  Fees paid or accrued for services rendered to the Company by Reasoner, Davis & Fox, of which law firm Mr. C. Dean Reasoner, a director of the Company, is a partner, during the year ended June 30, 1995 amounted to $120,000.

G&O'D INC

                  During  the year  ended June 30,  1995,  $256,196  was paid or accrued for providing accounting and administrative services and office facilities and support staff to the Company by G&O'D INC, a firm that was owned by Mr. James R. Joyce, President and Chief Financial Officer. The services rendered by G&O'D INC to the Company include the following: preparation and filing of all reports required by Federal and State governments, preparations of reports and registration statements required under the Federal securities laws; preparation and filing of interim, special and annual reports to shareholders; maintaining corporate ledgers and records; furnishing office facilities and record retention. G&O'D is also responsible for the investment of MPC's available funds and other banking relations and securing adequate insurance to protect the Company. G&O'D is responsible for the preparation and maintenance of all the minutes of any directors' and stockholders' meetings, arranging all meetings of directors and stockholders, coordinating the activities and services of all companies and firms rendering services to the Company, responding to stockholder inquiries, and such other services as may be requested by the Company. G&O'D maintains and provides current information about the Company's activities so that the directors of the Company may keep themselves informed as to the Company's activities. G&O'D's fees are based on the time spent in performing these services to the Company.

Royalty Interests

                  The following directors have overriding royalty interests on certain oil and gas properties in which the Company also has interests. These royalties were received directly or indirectly from the Company:

                                      70.7

Benjamin W. Heath

          Property                                        Royalty

Amadeus Basin, Australia:
  Dingo                                            .1285469% (*) and .0770625%
  Palm Valley                                      .1480469% (*) and .1758125%
  Mereenie                                         .1187969% (*) and .0276875%
Kotaneelee gas field, Canada                       .128%     (*)
---------------
(*)  Held by a marital trust in which Mr. Heath has a 54.4% income interest.

C. Dean Reasoner

          Property                                       Royalty

Amadeus Basin, Australia:
  Dingo                                             .093374%
  Palm Valley                                       .12524%
  Mereenie                                          .03125%
Kotaneelee gas field, Canada                        .03125%

     Mr. Heath and Mr. Reasoner received gross royalty payments of $45,220 and $21,403, respectively with respect to their royalty interests during the year ended June 30, 1995. These amounts represent payments by all of the owners of the fields, not just the Company's share. Messrs. Heath and Reasoner received these royalty interests between 1957 and 1968, prior to any oil and gas discoveries.

         (c)      Indebtedness of Management

                  No officer or director was indebted to the Company or any subsidiary in an aggregate amount that exceeded $60,000 during fiscal 1995.

         (d)      Transactions with Promoters.

                           Not applicable.

                                      70.8