Form 10-Q
period 1995-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 1995-11-09
CIK 61398

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               ----------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________________

Commission file number     1-5507

                         MAGELLAN PETROLEUM CORPORATION
 ..............................................................................
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      06-0842255
 .............................................................................
 (State or other jurisdiction of                    I.R.S. Employer
 incorporation or organization)                    Identification No.)

149 Durham Road, Madison, Connecticut                    06443
 .............................................................................
(Address of principal executive offices)               (Zip Code)

                                  203-245-8380
 .............................................................................
              (Registrant's telephone number, including area code)

 .............................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     The number of shares outstanding of the issuer's single class of common stock as of November 1, 1995 was 24,568,745.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                               September 30,               June 30,
                                                               1995               1995
                                ASSETS
Current assets:
  Cash and cash equivalents                                    $  8,967,771       $  8,982,582
  Accounts receivable                                             2,303,037          1,772,342
  Reimbursable development costs                                    255,516            141,015
  Inventories                                                       249,066            208,334
                                                               ------------       ------------
          Total current assets                                   11,775,390         11,104,273
                                                               ------------       ------------
Property and equipment:
  Oil and gas properties (full cost method)                      60,274,994         54,334,921
  Land, buildings and equipment                                   2,239,419          2,084,616
  Field equipment                                                 1,580,254          1,457,894
                                                                -----------       ------------
                                                                 64,094,667         57,877,431
  Less accumulated depletion, depreciation
and amortization                                                (22,538,430)       (20,516,580)
                                                               ------------       ------------
  Net property and equipment                                     41,556,237         37,360,851
                                                               ------------       ------------

Other assets:
  Other assets                                                      386,566            363,084
                                                               ------------       ------------
                                                                $53,718,193        $48,828,208
                                                               ============       ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $  1,833,961        $ 1,416,315
  Accrued liabilities                                               935,466            881,734
                                                               ------------       ------------
          Total current liabilities                               2,769,427          2,298,049
                                                               ------------       ------------

Long term liabilities and minority interests:
  Deferred income taxes                                           9,908,162          8,877,253
  Reserve for future restoration costs                            2,265,421          2,127,805
  Minority interests                                             18,325,016         16,616,405
                                                                -----------        -----------
                                                                 30,498,599         27,621,463
                                                                -----------        -----------
Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 50,000,000 shares
    Outstanding 24,548,745 and 24,543,745 shares,
respectively                                                        245,487            245,437
  Capital in excess of par value                                 43,116,076         43,112,376
                                                                -----------        -----------
                                                                 43,361,563         43,357,813
  Deficit                                                       (19,343,475)       (19,615,984)
  Foreign currency translation adjustments                       (3,567,921)        (4,833,133)
                                                               ------------       ------------
     Total stockholders' equity                                  20,450,167         18,908,696
                                                               ------------        -----------
                                                                $53,718,193        $48,828,208
                                                                ===========        ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                 Three months ended
                                                    September 30,
                                             1995              1994

Revenues:
     Oil sales                          $  1,310,237           $  1,487,427
     Gas sales                             2,144,888              1,745,150
     Interest and other income               479,651                217,059
                                         -----------            -----------
                                           3,934,776              3,449,636
                                         -----------            -----------
     Costs and expenses:
       Production costs                    1,058,777                917,055
       Salaries and employee benefits        452,782                317,395
       Depletion, depreciation and
         amortization                        696,839                871,014
       Auditing, accounting and
         legal services                      213,087                222,584
       Shareholder communications             27,850                 17,472
       Other                                 293,287                277,900
       Interest                                5,774                  7,460
                                         -----------            -----------
                                           2,748,396              2,630,880
                                         -----------            -----------
       Income before minority interests
         and income taxes                  1,186,380                818,756
       Minority interests                    686,804                531,967
                                         -----------            -----------
       Income before income taxes            499,576                286,789
       Income tax provision                  227,067                198,708
                                         -----------            -----------
     Net income                          $   272,509            $    88,081
                                         ===========             ==========

       Average number of shares
         outstanding                      24,547,495             24,389,080
                                         ===========             ==========

       Net income per share                 $.01)                  $( - )
                                            =====                  ======

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                   Capital in                         Accumulated
                                  Number           Common          excess of                          translation
                                of shares           stock          par value          Deficit         adjustments          Total

June 30, 1995                   24,543,745        $245,473         $43,112,376       $(19,615,984)    $(4,833,133)      $18,908,696
  Net income                             -               -                   -            272,509               -           272,509
  Currency
translation                              -               -                   -                  -       1,265,212         1,265,212
adjustments
  Exercise of stock options          5,000              50               3,700                  -               -             3,750
                                ----------        --------         -----------       ------------     -----------       -----------

 September 30, 1995             24,548,745        $245,487         $43,116,076       $(19,343,475)    $(3,567,921)      $20,450,167
                                ==========        ========         ===========       =============    ============      ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                          Three months ended
                                                                              September 30,
                                                                        1995                  1994


Operating Activities:
  Net income                                                     $    272,509            $  88,081
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                          696,839              871,014
    Deferred income taxes                                             809,843              304,377
    Minority interests                                                686,804              531,967
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                              (513,032)             (34,169)
    Reimbursable development costs                                   (112,632)             (84,861)
    Other assets                                                      (19,949)             (12,153)
    Inventories                                                       (38,577)              14,882
    Accounts payable and accrued
      liabilities                                                     494,445              497,218
                                                                  -----------           ----------
Net cash provided by operating activities                           2,276,250            2,176,356
                                                                  -----------           ----------

Investing Activities:
  Net additions to property and equipment                          (2,532,666)          (1,506,741)
                                                                 ------------          -----------
  Net cash used in investing activities                            (2,532,666)          (1,506,741)
                                                                 ------------          -----------

Financing Activities:
  Exercise of MPC stock options and stock issued                        3,750                1,972
                                                                 ------------          -----------
  Net cash provided in financing activities                             3,750                1,972
                                                                 ------------         ------------

  Effect of exchange rate changes on cash
  and cash equivalents                                                237,855               66,023
                                                                 ------------         ------------
  Net increase (decrease) in cash and cash equivalents                (14,811)             737,610
  Cash and cash equivalents at
    beginning of year                                               8,982,582            8,350,577
                                                                 ------------         ------------
  Cash and cash equivalents at
    end of period                                                $  8,967,771         $  9,088,187
                                                                 ============         ============

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1995


Item 1.       Financial Statements - Notes

     The information for the three month period ended September 30, 1995 and 1994, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

Consolidated

     At  September  30,  1995,   the  Company  on  a   consolidated   basis  had
approximately $8,968,000 of cash and cash equivalents. A summary of the major changes in cash items during the period is as follows:

    Cash and cash equivalents at beginning of year        $8,983,000
    Cash provided by operations                            2,276,000
    Net additions to property and equipment               (2,533,000)
    Other                                                    242,000
                                                          ----------
    Cash and cash equivalents at end of period            $8,968,000
                                                          ==========

As to the Company (unconsolidated)

     At September 30, 1995, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and cash equivalents of approximately $1,204,000. MPC's normal annual operating budget is approximately $750,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1996, MPC has budgeted approximately $200,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

     During September 1995, MPAL announced that its Board of Directors had recommended a dividend of A.$.10 per share. MPC's share of this dividend is approximately $1,700,000 less Australian withholding taxes of $255,000. The net proceeds of $1,445,000 will be added to MPC's working capital. The dividend was approved at MPAL's Annual General Meeting held on November 2, 1995.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As to MPAL

     At September 30, 1995, MPAL had cash and cash equivalents of approximately $7,764,000. MPAL has budgeted approximately $5.5 million for exploration in fiscal 1996 in comparison to the $2.8 million incurred during fiscal 1995. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended September 30, 1995 vs. September 30, 1994.

     The Company had consolidated net income of $272,509 for the three month period ended September 30, 1995 compared to net income of $88,081 for the comparable 1994 period. The components of consolidated net income for the comparable periods were as follows:

                                                  Three month period ended
                                                         September 30,
                                                     1995            1994
MPC unconsolidated pretax loss                   $(205,654)       $(259,371)
MPC income tax expense                                   -           (2,400)
Share of MPAL pretax income                        705,127          546,160
Share of MPAL income tax provision                (226,964)        (196,308)
                                                  --------          -------
Consolidated net income                          $ 272,509        $  88,081
                                                 =========        =========

Net income per share                                $.01            $  -
                                                    ====            ====

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                Oil and Gas Sales

Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                            Three month period ended September 30,
                            --------------------------------------
                     1995             1995          1994             1994
                    Sales               %           Sales              %

Australia           $3,455             100          $3,085            95
United States            -               -             148             5
                    ------           -----          ------          ----
                    $3,455             100          $3,233           100
                    ======           =====          ======          ====

                                    Oil Sales

     Oil sales decreased by 12% in the current quarter. Oil sales in Australia decreased because of a 9% decrease in oil prices which was partially offset by a 8% increase in the number of units sold. MPAL's share of oil sales in the United States decreased because the producing properties were sold on March 31, 1995. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:


                          Three month period ended September 30,
                          --------------------------------------
                             1995 Sales                  1994 Sales

                                       Average                      Average
                                        price                        price
                          bbls         per bbl         bbls         per bbl
Australia-Mereenie       87,750       A.$22.01        81,544       A.$24.08

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Gas Sales

     Gas sales increased 23%. Gas sales in Australia increased with a 10% increase in the volumes of gas sold and modest price increases. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:


                                 Three month period ended September 30,
                                 --------------------------------------
                                1995 Sales                     1994 Sales

                                      Average                        Average
                                       price                          price
                             bcf      per mcf          bcf           per mcf

Australia:
Palm Valley
  Alice Springs contract    .247      A.$2.85         .232           A.$2.73
  Darwin contract           .653      A.$2.00         .821           A.$1.97
Mereenie:
  Darwin contact            .400      A.$1.85         .216           A.$1.23
  Other                     .168      A.$2.62         .059           A.$2.60
                            ----                      ----
       Total               1.468                     1.328
                           =====                     =====



                            Interest and other income

     Interest and other income increased 121% in 1995. Interest and other income includes $203,000, MPAL's share of gas pipeline tariffs which commenced in May 1995. Interest income also increased $47,000.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Costs and Expenses

     Production costs increased 15%. The increase in Australia relates to an increase in costs at Mereenie because of the present work to increase production. Production costs by geographic area (in thousands) are as follows:


                               Three months ended September 30,
                                  1995                  1994

Australia                        $1,059                 $ 938
United States                         -                   (21)
                                 ------                 -----
                                 $1,059                 $ 917
                                 ======                 =====

     Salaries and employee benefits increased 43% primarily because of increased compensation costs in Australia.

     Depreciation, depletion and amortization decreased 20% in 1995. The costs in Australia increased 10% because of the increase in the number of units sold. The U.S. amounts have decreased because the producing properties were sold on March 31, 1995. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                            Three month period ended September 30,
                              1995         1994         % Change

          Australia          $697          $634             10%
          United States         -           237
                             ----          ----
                             $697          $870
                             ====          ====


     Shareholder communications increased 59% because of a timing difference in the holding of the Annual Meeting of Stockholders.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

     Effective July 1, 1995, the Australian income tax rate increased from 33% to 36%. The effect of the change was to increase the consolidated income tax provision for the 1995 quarter by $19,000.

     A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                             Three month period
                                             ended September 30,
                                           1995             1994
Pretax consolidated income               $ 500             $ 287
Losses not recognized:
  MPC's U.S. operations                    206               259
  MPAL's U.S. operations                   114                41
  Permanent differences                   (189)               10
                                          -----            -----
  Book taxable income                    $ 631             $ 597
                                          ====              ====

Australian tax rate                        36%               33%
                                          ====              ====

MPC income tax provision                 $   -             $   2
MPAL deferred income tax provision         227               197
                                          ----              ----
Consolidated                             $ 227             $ 199
                                          ====              ====

                                 Exchange Effect

     The value of the Australian dollar relative to the U.S. dollar increased to $.7556 at September 30, 1995 compared to a value of $.7097 at June 30, 1995. This resulted in a $1,265,000 credit to the foreign currency translation adjustments account for the three month period ended September 30, 1995. The 6% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance at September 30, 1995 from the June 30, 1995 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7411 for the quarter ended September 30, 1995, which is a .3% increase compared to the $.7391 rate for the quarter ended September 30, 1994.

                         PART II - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1995


Item 5.       Other Information.

              None.


Item 6.       Exhibits and Reports on Form 8-K

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                     MAGELLAN PETROLEUM CORPORATION
                                                  Registrant





Date:  November 8, 1995              By /s/ James R. Joyce
                                        James R. Joyce, President and
                                        Chief Financial and Accounting Officer