Form 10-Q
period 1995-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 1996-02-09
CIK 61398

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       December 31, 1995
                               ---------------------------------------

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

     The number of shares outstanding of the issuer's single class of common stock as of February 6, 1996 was 24,568,745.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                                  December 31,            June 30,
                                                                                                        1995                1995
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                       $8,984,859           $  8,982,582
  Accounts receivable                                                                              1,925,754              1,772,342
  Reimbursable development costs                                                                     157,533                141,015
  Inventories                                                                                        263,303                208,334
                                                                                                ------------           ------------
          Total current assets                                                                    11,331,449             11,104,273
                                                                                                  ----------             ----------

Property and equipment:
  Oil and gas properties (full cost method)                                                       60,065,932             54,334,921
  Land, buildings and equipment                                                                    2,235,089              2,084,616
  Field equipment                                                                                  1,554,948              1,457,894
                                                                                                 -----------            -----------
                                                                                                  63,855,969             57,877,431
  Less accumulated depletion, depreciation
and amortization                                                                                 (22,968,188)           (20,516,580)
                                                                                                -------------           ------------
  Net property and equipment                                                                      40,887,781             37,360,851
                                                                                                 -----------             ----------

Other assets:
  Other assets                                                                                       380,376                363,084
                                                                                               -------------           ------------
                                                                                                 $52,599,606            $48,828,208
                                                                                                 ===========            ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                              $  1,707,994            $ 1,416,315
  Accrued liabilities                                                                                 949,538               881,734
                                                                                              ---------------          ------------
          Total current liabilities                                                                2,657,532              2,298,049
                                                                                                ------------            -----------

Long term liabilities and minority interests:
  Deferred income taxes                                                                           10,499,337              8,877,253
  Reserve for future restoration costs                                                             2,229,143              2,127,805
  Minority interests                                                                              16,959,968             16,616,405
                                                                                                 -----------            -----------
                                                                                                  29,688,448             27,621,463
                                                                                                ------------            -----------
Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 50,000,000 shares
    Outstanding 24,568,745 and 24,543,745 shares, respectively                                       245,687                245,437
  Capital in excess of par value                                                                  43,130,876             43,112,376
                                                                                                 -----------            -----------
                                                                                                  43,376,563             43,357,813
  Deficit                                                                                        (19,218,081)           (19,615,984)
  Foreign currency translation adjustments                                                        (3,904,856)            (4,833,133)
                                                                                                -------------           ------------
     Total stockholders' equity                                                                   20,253,626             18,908,696
                                                                                                ------------            -----------
                                                                                                 $52,599,606            $48,828,208
                                                                                                 ===========            ===========

                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                         Three months ended                  Six months ended
                                                                            December 31,                       December 31,
                                                                      ------------------------           ------------------
                                                                       1995              1994             1995              1994
                                                                       ----              ----             ----              ----

Revenues:
  Oil sales                                                          $1,538,373     $  1,367,077        $2,848,610     $  2,854,504
  Gas sales                                                           2,528,475        2,048,183         4,673,363        3,793,333
  Interest and other income                                             582,289          246,131         1,061,940          463,190
                                                                   ------------      -----------         ---------      -----------
                                                                      4,649,137        3,661,391         8,583,913        7,111,027
                                                                    -----------        ---------         ---------       ----------
Costs and expenses:
  Production costs                                                    1,003,683          849,219         2,062,460        1,766,274
  Salaries and employee benefits                                        464,750          368,460           917,532          685,855
  Depletion, depreciation and
    amortization                                                        799,056          901,489         1,495,895        1,772,503
  Auditing, accounting and
    legal services                                                      224,888          200,644           437,975          423,228
  Shareholder communications                                            101,862           97,418           129,712          114,890
  Other                                                                 325,201          180,018           618,488          457,918
  Interest                                                                 9,524           7,690            15,298           15,150
                                                                  --------------   -------------       -----------    -------------
                                                                      2,928,964        2,604,938         5,677,360        5,235,818
                                                                    -----------       ----------         ---------      -----------
  Income before minority interests
    and income taxes                                                  1,720,173        1,056,453         2,906,553        1,875,209
  Minority interests                                                    963,266          666,314         1,650,070        1,198,281
                                                                    -----------      -----------         ---------      -----------
  Income before income taxes                                            756,907          390,139         1,256,483          676,928
  Income tax provision                                                  631,513          512,798           858,580          711,506
                                                                    -----------      -----------        ----------      -----------
Net income (loss)                                                    $  125,394     $   (122,659)       $  397,903     $    (34,578)
                                                                     ==========     =============       ==========     =============

  Average number of shares
    outstanding                                                      24,563,745       24,397,057        24,556,602       24,393,544
                                                                    ===========       ==========        ==========       ==========

Net income (loss) per share                                            $.01             $(.01)            $.02             $( -)
                                                                       ====             ======            ====             =====

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                      Capital in                        Accumulated
                                     Number           Common          excess of                         translation
                                   of shares           stock          par value          Deficit        adjustments         Total

June 30, 1995                     24,543,745          $245,437      $43,112,376      $(19,615,984)     $(4,833,133)     $18,908,696
  Net income                               -                 -                -           397,903                -          397,903
  Currency
translation                                -                 -                -                 -          928,277          928,277
adjustments
  Exercise of stock options           25,000               250           18,500                                              18,750
                                  ----------      ------------     ------------       -----------       -----------     -----------
                                                                                                -                -
December 31, 1995                 24,568,745          $245,687      $43,130,876      $(19,218,081)     $(3,904,856)     $20,253,626
                                  ==========          ========      ===========      ============       ===========     ===========

                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                   Six months ended
                                                                                           December 31,
                                                                                1995                     1994


Operating Activities:
  Net income (loss)                                                       $     397,903            $     (34,578)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                  1,495,895                1,772,503
    Deferred income taxes                                                     1,028,818                  930,382
    Minority interests                                                        1,650,070                1,198,281
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                        (122,798)                 515,703
    Reimbursable development costs                                              (13,816)                (483,549)
    Other assets                                                                (10,564)                 (46,116)
    Inventories                                                                 (50,701)                 (54,888)
    Accounts payable and accrued
      liabilities                                                               402,772                1,568,110
                                                                            -----------               ----------
Net cash provided by operating activities                                     4,777,579                5,365,848
                                                                            -----------               ----------

Investing Activities:
  Net additions to property and equipment                                    (3,283,148)              (2,734,703)
                                                                            ------------              -----------
  Net cash used in investing activities                                      (3,283,148)              (2,734,703)
                                                                            ------------              -----------

Financing Activities:
  Dividends to MPAL minority shareholders
  Exercise of MPC stock options and stock issued                             (1,619,104)              (1,673,345)
  Net cash provided in financing activities                                      18,750                   13,123
                                                                           ------------             ------------
                                                                             (1,600,354)              (1,660,222)
                                                                             -----------              -----------
  Effect of exchange rate changes on cash
  and cash equivalents                                                          108,200                  359,882
                                                                            -----------             ------------
Net increase in cash and cash equivalents                                         2,277                1,330,805
  Cash and cash equivalents at
    beginning of year                                                         8,982,582                8,350,577
                                                                             ----------               ----------
  Cash and cash equivalents at
    end of period                                                            $8,984,859               $9,681,382
                                                                             ==========               ==========

                         PART I - FINANCIAL INFORMATION


                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995

Item 1.       Financial Statements - Notes

         The information for the three and six month periods ended December 31, 1995 and 1994, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

Consolidated

         At December 31, 1995, the Company on a consolidated basis had approximately $8,985,000 of cash and cash equivalents. A summary of the major changes in cash items during the period is as follows:

         Cash and cash equivalents at beginning of year          $8,983,000
         Cash provided by operations                              4,778,000
         Net additions to property and equipment                 (3,283,000)
         Cash dividends paid to MPAL minority shareholders       (1,619,000)
         Other                                                      126,000
                                                               ------------
         Cash and cash equivalents at end of period             $ 8,985,000
                                                                ===========

As to the Company (unconsolidated)

         At December 31, 1995, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and cash equivalents of approximately $2,384,000. MPC's normal annual operating budget is approximately $750,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1996, MPC has budgeted approximately $200,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

     During December 1995, MPC received a dividend of $1,662,000 less $249,000 of Australian withholding taxes. The net proceeds of $1,413,000 were added to MPC's working capital.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As to MPAL

     At December 31, 1995, MPAL had cash and cash equivalents of approximately $6,601,000. MPAL has budgeted approximately $5.5 million for exploration in fiscal 1996 in comparison to the $2.8 million of exploration expenses incurred during fiscal 1995. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and, if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended December 31, 1995 vs. December 31, 1994.

         The Company had consolidated net income of $125,394 for the three month period ended December 31, 1995 compared to a net loss of $122,659 for the comparable 1994 period. The components of consolidated net income for the comparable periods were as follows:

                                                      Three month period ended
                                                              December 31,
                                                       1995              1994
        MPC unconsolidated pretax loss              $(231,956)       $(293,950)
        MPC income tax expense                       (249,486)        (257,698)
        Share of MPAL pretax income                   988,966          684,089
        Share of MPAL income tax provision           (382,130)        (255,100)
                                                    ---------          -------
        Consolidated net (loss) income              $ 125,394       $ (122,659)
                                                    =========       ===========

        Net income (loss) per share                   $.01            $ (.01)
                                                      ====            =======

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                Oil and Gas Sales

            Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                      Three month period ended December 31,
                                                  1995                                       1994
                                     Sales                    %                  Sales                    %

Australia                             $4,069                 100                  $3,241                  95
United States                              -                   -                     174                   5
                                   ---------               -----                 -------               -----
                                      $4,069                 100                  $3,415                 100
                                      ======                ====                  ======                 ===


                                    Oil Sales

          Oil sales increased by 13% in the current quarter. Oil sales in Australia increased 25% because of a 7% increase in oil prices and a 30% increase in the number of units sold. There were no oil sales in the United States during the current period ($140,000 in the prior period) because the producing properties were sold on March 31, 1995. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                    Three month period ended December 31,
                                                    -------------------------------------
                                         1995 Sales                                     1994 Sales

                                                       Average                                        Average
                                                        price                                          price
                                 bbls                  per bbl                  bbls                  per bbl
Australia-Mereenie               98,182               A.$23.42                 75,699                A.$21.99


                         PART I - FINANCIAL INFORMATION


                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995


Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Cont'd)

                                    Gas Sales

         Gas sales increased 23%. Gas sales in Australia increased with a 8% increase in the volumes of gas sold and very good price increases as shown below. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:


                                                    Three month period ended December 31,
                                                    -------------------------------------
                                         1995 Sales                                   1994 Sales

                                                       Average                                        Average
                                                        price                                          price
                                  bcf                  per mcf                  bcf                   per mcf

Australia:
Palm Valley
  Alice         Springs           .288                 A.$2.89                 .266                   A.$2.75
contract
  Darwin contract                 .616                 A.$2.01                 .769                   A.$1.97
Mereenie:
  Darwin contact                  .499                 A.$1.94                 .424                   A.$1.58
  Other                           .240                 A.$2.65                 .057                   A.$2.68
                                  ----                                         ----
       Total                     1.643                                        1.516
                                 =====                                        =====



                            Interest and other income

         Interest and other income increased 137%. Interest and other income includes $303,000, MPAL's share of gas pipeline tariffs which commenced in May 1995. This category of income also includes a gain of $68,000 on the sale of investments.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Costs and Expenses

     Production costs increased 18%. The increase in Australia relates to an increase in costs at Mereenie because of the present work to increase production. The U.S. amount has decreased because the U.S. producing properties were sold on March 31, 1995. Production costs by geographic area (in thousands) are as follows:

                                                              Three months ended December 31,
                                                        1995                                   1994

Australia                                              $1,004                                   $749
United States                                               -                                    100
                                                     --------                                    ---
                                                       $1,004                                   $849
                                                       ======                                   ====


          Salaries and employee benefits increased 26% primarily because of increased staff and compensation costs in Australia.

          Depreciation, depletion and amortization decreased 11%. The costs in Australia increased 6% because of the increase in the number of units sold. The U.S. amounts have decreased because the producing properties were sold on March 31, 1995. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                                                       Three month period ended December 31,
                                               1995                   1994                  % Change

          Australia                            $799                   $753                    6%
          United States                           -                    148
                                             ------                   ----
                                               $799                   $901
                                               ====                   ====

     Auditing, accounting and legal services increased 12% because of the costs incurred in investigating the Belize project (see Item 5).

         Shareholder communications increased 5% because of general price increases in mailing and printing costs.

          Other expenses increased 81% primarily because of increased costs of the consultants preparing the Palm Valley reserve study and travel expenses for the Belize project (see Item 5).

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Effective July 1, 1995, the Australian income tax rate increased from 33% to 36%. The effect of the change was to increase the consolidated income tax provision for the 1995 quarter by $32,000.

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                                                     Three month period
                                                                                     ended December 31,
                                                                                   1995               1994
Pretax consolidated income                                                      $   757              $390
Losses not recognized:
  MPC's U.S. operations                                                             232               294
  MPAL's U.S. operations                                                            138                61
  Permanent differences                                                             (63)               28
                                                                                --------            -----
  Book taxable income                                                            $1,064              $773
                                                                                 ======              ====

Australian tax rate                                                                  36%              33%
                                                                                   =====              ===

MPC income tax provision                                                           $249              $258
MPAL deferred income tax provision                                                  383               255
                                                                                  -----              ----
Consolidated                                                                      $ 632              $513
                                                                                  =====              ====

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.7435 at December 31, 1995 compared to a value of $.7556 at September 30, 1995. This resulted in a $337,000 charge to the foreign currency translation adjustments account for the three month period ended December 31, 1995. The average exchange rate used to translate MPAL's operations in Australia was $.7480 for the quarter ended December 31, 1995, which is a 1% decrease compared to the $.7557 rate for the quarter ended December 31, 1994.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995

Six month period ended December 31, 1995 vs. December 31, 1994.

         The Company had consolidated net income of $397,902 for the six month period ended December 31, 1995 compared to a net loss of $34,528 for the comparable 1994 period. The components of consolidated net income for the comparable periods were as follows:

                                                                                      Six month period ended
                                                                                            December 31,
                                                                                      1995              1994
                  MPC unconsolidated pretax loss                                    $(437,610)       $(553,321)
                  MPC income tax expense                                             (249,486)        (260,098)
                  Share of MPAL pretax income                                       1,694,092        1,230,249
                  Share of MPAL income tax provision                                 (609,094)         451,408
                                                                                    ---------        ---------
                  Consolidated net (loss) income                                    $ 397,902        $ (34,528)
                                                                                    =========        ==========

                  Net income (loss) per share                                         $.02              $  -

                                                                                      ====               ====

                                Oil and Gas Sales

            Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                     Six month period ended December 31,
                                                 1995                                        1994
                                     Sales                    %                   Sales                    %

Australia                             $7,522                 100                  $6,326                  95
United States                              -                   -                     322                   5
                                      ------                ----                  ------                ----
                                      $7,522                 100                  $6,648                 100
                                      ======                ====                  ======                 ===

                                    Oil Sales

          Oil sales decreased by .2%. Oil sales in Australia increased 9% because of a 18% increase in the number of units sold which was offset by a 1% decrease in oil prices. There were no oil sales in the United States during the current period ($244,000 in the prior period) because the producing properties were sold on March 31, 1995. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                     Six month period ended December 31,
                                                    -----------------------------------
                                         1995 Sales                                     1994 Sales

                                                       Average                                        Average
                                                        price                                          price
                                 bbls                  per bbl                  bbls                  per bbl
Australia-Mereenie              185,932               A.$22.76                157,243                A.$23.07

                         PART I - FINANCIAL INFORMATION


                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Gas Sales

         Gas sales increased 23%. Gas sales in Australia increased with a 9% increase in the volumes of gas sold and very good price increases as shown below. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                     Six month period ended December 31,
                                                     -----------------------------------
                                          1995 Sales                                   1994 Sales

                                                       Average                                        Average
                                                        price                                          price
                                  bcf                  per mcf                  bcf                   per mcf

Australia:
Palm Valley
  Alice         Springs           .535                 A.$2.87                 .498                   A.$2.74
contract
  Darwin contract                1.268                 A.$2.01                1.590                   A.$1.97
Mereenie:
  Darwin contact                  .899                 A.$1.90                 .640                   A.$1.46
  Other                           .409                 A.$2.64                 .116                   A.$2.64
                                  ----                                         ----
       Total                     3.111                                        2.844
                                 =====                                        =====



                            Interest and other income

         Interest and other income increased 129% in 1995. Interest and other income includes $506,000, MPAL's share of gas pipeline tariffs which commenced in May 1995. This category of income also includes a $90,000 gain on the sale of investments.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Costs and Expenses

         Production costs increased 17%. The 22% increase in Australia relates to an increase in costs at Mereenie because of the present work to increase production. Production costs by geographic area (in thousands) are as follows:

                                                               Six months ended December 31,
                                                        1995                                   1994

Australia                                              $2,062                                 $1,687
United States                                               -                                     79
                                                      -------                                -------
                                                       $2,062                                 $1,766
                                                       ======                                 ======


          Salaries and employee benefits increased 34% primarily because of increased compensation costs in Australia.

          Depreciation, depletion and amortization decreased 16% in 1995. The costs in Australia increased 8% because of the increase in the number of units sold. The U.S. amounts have decreased because the producing properties were sold on March 31, 1995. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                                                        Six month period ended December 31,
                                               1995                   1994                  % Change

          Australia                          $1,496                 $1,387                    8%
          United States                           -                    385
                                             ------                  -----
                                             $1,496                 $1,772
                                             ======                 ======

         Shareholder communications increased 13% because of increased mailing and printing costs.

         Other expenses increased 35%, primarily because of increased costs of the consultants preparing the Palm Valley reserve study and travel expenses for the Belize project (see Item 5).

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Effective July 1, 1995, the Australian income tax rate increased from 33% to 36%. The effect of the change was to increase the consolidated income tax provision for the 1995 period by $51,000.

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                                                      Six month period
                                                                                     ended December 31,
                                                                                  1995               1994
Pretax consolidated income                                                       $1,256              $677
Losses not recognized:
  MPC's U.S. operations                                                             438               553
  MPAL's U.S. operations                                                            252               102
  Permanent differences                                                            (251)               38
                                                                                 -------            -----
  Book taxable income                                                            $1,695            $1,370
                                                                                 ======            ======

Australian tax rate                                                                  36%              33%
                                                                                   =====              ===

MPC income tax provision                                                          $ 249              $260
MPAL deferred income tax provision                                                  610               452
                                                                                  -----              ----
Consolidated                                                                      $ 859              $712
                                                                                  =====              ====

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7435 at December 31, 1995 compared to a value of $.7097 at June 30, 1995. This resulted in a $929,000 credit to the foreign currency translation adjustments account for the six month period ended December 31, 1995. The 5% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance at December 31, 1995 from the June 30, 1995 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7445 for the six month period ended December 31, 1995, which is a .4% decrease compared to the $.7474 rate for the December 31, 1994 period.

                           PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1995


Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) On December 12, 1995, the Company held its Annual Meeting of Stockholders.

     (b) Directors Dennis D. Benbow and Benjamin W. Heath were reelected for additional three year terms. Directors Walter McCann, C. Dean Reasoner, G. Gordon Gibson and James R. Joyce continued in office.

Item 5.   Other Information.

          1. During January 1996, MPAL acquired a 20% working interest in a Production Sharing Agreement which covers a 548 square mile area in offshore Belize, Central America. The other working interest partners include a subsidiary of Petrofina, a subsidiary of Deminex and Dover Technology, Inc., the operator for the group.

         2. On December 29, 1995, G. Gordon Gibson, a director of the Company since 1982, died. Effective February 1, 1996, Timothy L. Largay, a partner in the Connecticut law firm of Murtha Cullina Richter and Pinney ("Murtha Cullina"), was elected a director. Mr. Largay, 52, has been a partner of Murtha Cullina since 1974. From 1984 to 1986, he was Chairman of the Board of Raymond Engineering Inc., a Connecticut based defense contractor.

Item 6.     Exhibits and Reports on Form 8-K

            None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                     MAGELLAN PETROLEUM CORPORATION
                                               Registrant





Date:  February 09, 1996             By /s/ James R. Joyce
                                     ------------------------------------------
                                        James R. Joyce, President and
                                        Chief Financial and Accounting Officer