Form 10-Q
period 1996-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 1996-05-09
CIK 61398

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 1996
                      ------------------------------------

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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     The number of shares outstanding of the issuer's single class of common stock as of May 1, 1996 was 24,691,245.

                                          PART I - FINANCIAL INFORMATION

                                           Item 1. Financial Statements

                                          MAGELLAN PETROLEUM CORPORATION

                                            CONSOLIDATED BALANCE SHEET
                                                    (unaudited)

                                                                                 March 31,                 June 30,
                                                                                      1996                     1995

                                ASSETS

Current assets:
  Cash and cash equivalents                                                    $11,509,663             $  8,982,582
  Accounts receivable                                                            1,440,520                1,772,342
  Reimbursable development costs                                                   147,470                  141,015
  Inventories                                                                      324,853                  208,334
                                                                               -----------             ------------
          Total current assets                                                  13,422,506               11,104,273
                                                                                ----------               ----------

Property and equipment:
  Oil and gas properties (full cost method)                                     64,285,181               54,334,921
  Land, buildings and equipment                                                  2,360,439                2,084,616
  Field equipment                                                                1,604,042                1,457,894
                                                                               -----------              -----------
                                                                                68,249,662               57,877,431
  Less accumulated depletion, depreciation
and amortization                                                               (24,926,438)             (20,516,580)
                                                                               ------------             ------------
  Net property and equipment                                                    43,323,224               37,360,851
                                                                               -----------               ----------

Other assets:
  Other assets                                                                     400,226                  363,084
                                                                             -------------             ------------
                                                                               $57,145,956              $48,828,208
                                                                               ===========              ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $  1,429,395              $ 1,416,315
  Accrued liabilities                                                              993,099                  881,734
                                                                             --------------            ------------
          Total current liabilities                                              2,422,494                2,298,049
                                                                             -------------              -----------

Long term liabilities and minority interests:
  Deferred income taxes                                                         11,793,831                8,877,253
  Reserve for future restoration costs                                           2,345,472                2,127,805
  Minority interests                                                            18,630,445               16,616,405
                                                                                ----------              -----------
                                                                                32,769,748               27,621,463
                                                                               -----------              -----------
Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 50,000,000 shares
    Outstanding 24,691,245 and 24,543,745 shares,
    respectively                                                                   246,912                  245,437
  Capital in excess of par value                                                43,244,901               43,112,376
                                                                                ----------              -----------
                                                                                43,491,813               43,357,813
  Deficit                                                                      (18,623,409)             (19,615,984)
  Foreign currency translation adjustments                                      (2,914,690)              (4,833,133)
                                                                              -------------             ------------
     Total stockholders' equity                                                 21,953,714               18,908,696
                                                                                ----------              -----------
                                                                               $57,145,956              $48,828,208
                                                                               ===========              ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)



                                                         Three months ended                             Nine months ended
                                                              March 31,                                     March 31,
                                                       ----------------------                         ----------------------
                                                     1996                   1995                   1996                   1995
                                                    ------                 ------                 ------                 ------

Revenues:
  Oil sales                                       $1,620,607            $  1,527,299          $  4,469,217           $  4,381,803
  Gas sales                                        2,475,558               2,046,455             7,148,921              5,839,788
  Interest and other income                          673,744                 367,244             1,735,684                830,434
                                                  ----------            ------------            ----------           ------------
                                                   4,769,909               3,940,998            13,353,822             11,052,025
                                                   ---------            ------------           -----------             ----------
Costs and expenses:
  Production costs                                 1,361,096                 953,538             3,423,556              2,719,812
  Salaries and employee benefits                     410,402                 457,675             1,327,934              1,143,530
  Depletion, depreciation and
    amortization                                     761,164               1,003,577             2,257,059              2,776,080
  Auditing, accounting and
    legal services                                   158,506                 132,379               596,481                555,607
  Shareholder communications                          32,429                  25,469               162,141                140,359
  Other                                               14,005                 175,854               632,493                633,772
  Interest                                             7,558                   7,330                22,856                 22,480
                                                ------------         ---------------          ------------           ------------
                                                   2,745,160               2,755,822             8,422,520              7,991,640
                                                   ---------            ------------            -----------            ----------
  Income before minority interests
    and income taxes                               2,024,749               1,185,176             4,931,302              3,060,385
  Minority interests                               1,062,109                 652,777             2,712,179              1,851,058
                                                   ---------           -------------            ----------             ----------
  Income before income taxes                         962,640                 532,399             2,219,123              1,209,327
  Income tax provision                               367,968                 239,750             1,226,548                951,256
                                                  ----------           -------------           -----------            -----------
Net income                                        $  594,672            $    292,649          $    992,575           $    258,071
                                                  ==========            ============          ============           ============

  Average number of shares
    outstanding                                   24,599,370              24,408,745            24,572,495             24,398,604
                                                  ==========              ==========            ===========           ===========

  Net income  per share                              $.02                    $ .01                  $.04                 $ .01
                                                     ====                    =====                  =====                =====

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                      Capital in                        Accumulated
                                     Number           Common          excess of                         translation
                                   of shares           stock          par value          Deficit        adjustments          Total

June 30, 1995                     24,543,745         $ 245,437      $43,112,376      $(19,615,984)     $(4,833,133)     $18,908,696
  Net income                               -                 -                -           992,575                -          992,575
  Currency translation
    adjustments                            -                 -                -                 -        1,918,443        1,918,443
  Exercise of stock options          147,500             1,475          135,525                 -                -          134,000
                                 -----------         ---------      -----------      ------------      -----------      -----------
March 31, 1996                    24,691,245         $ 246,912      $43,244,901      $(18,623,409)     $(2,914,690)     $21,953,714
                                 ===========         =========      ===========      =============     ============     ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                         March 31,
                                                                               1996                      1995

Operating Activities:
  Net income                                                              $     992,575             $    258,071
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                  2,257,059                2,776,080
    Deferred income taxes                                                     1,967,245                  720,654
    Minority interests                                                        2,712,179                1,851,058
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                         145,655                 (720,157)
    Reimbursable development costs                                             (125,626)                (528,357)
    Other assets                                                               (151,952)                  (1,050)
    Inventories                                                                 (87,867)                  10,232
    Accounts payable and accrued liabilities                                   (184,078)                 448,224
                                                                           -------------            ------------
Net cash provided by operating activities                                     7,625,190                4,814,755
                                                                            -----------              -----------

Investing Activities:
  Net additions to property and equipment                                    (3,815,625)              (4,170,447)
                                                                           -------------             ------------
  Net cash used in investing activities                                      (3,815,625)              (4,170,447)
                                                                           -------------             ------------

Financing Activities:
  Dividends to MPAL minority shareholders                                    (1,619,104)              (1,673,345)
  Exercise of MPC stock options and stock issued
for                 directors' fees                                             134,000                   28,123
                                                                           ------------            -------------
  Net cash used in financing activities                                      (1,485,104)              (1,645,222)
                                                                            ------------             ------------

  Effect of exchange rate changes on cash
  and cash equivalents                                                          202,620                  142,437
                                                                           ------------            -------------
  Net decrease in cash and cash equivalents                                   2,527,081                 (858,477)
  Cash and cash equivalents at
    beginning of year                                                         8,982,582                8,350,577
                                                                            -----------             ------------
  Cash and cash equivalents at
    end of period                                                           $11,509,663              $ 7,492,100
                                                                            ===========              ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996

Item 1.       Financial Statements - Notes

         The information for the three and nine month periods ended March 31, 1996 and 1995, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

Consolidated

         At  March  31,  1996,   the  Company  on  a   consolidated   basis  had
approximately $11,510,000 of cash and cash equivalents. A summary of the major changes in cash items during the period is as follows:

    Cash and cash equivalents at beginning of year         $ 8,983,000
    Cash provided by operations                              7,625,000
    Net additions to property and equipment                 (3,817,000)
    Cash dividends paid to MPAL minority shareholders       (1,619,000)
    Other                                                      338,000
                                                           ------------
    Cash and cash equivalents at end of period             $11,510,000
                                                           ===========

As to the Company (unconsolidated)

         At March 31, 1996, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and cash equivalents of approximately $2,164,000. MPC's normal annual operating budget is approximately $750,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1996, MPC has budgeted approximately $400,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As to MPAL

         At March 31, 1996, MPAL had cash and cash equivalents of approximately $9,346,000. MPAL has budgeted approximately $5.5 million for exploration in fiscal 1996 in comparison to the $2.8 million incurred during fiscal 1995. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended March 31, 1996 vs. March 31, 1995.

         The Company had consolidated net income of $594,672 for the three month period ended March 31, 1996 compared to net income of $292,649 for the comparable 1995 period. The components of consolidated net income for the comparable periods were as follows:

                                              Three month period ended
                                                       March 31,
                                             1996                     1995

MPC unconsolidated pretax loss            $(130,205)               $(137,794)
MPC income tax expense                           (2)                    (311)
Share of MPAL pretax income               1,090,445                  670,193
Share of MPAL income tax provision         (365,566)                (239,439)
                                          ---------                ---------
Consolidated net income                   $ 594,672                $ 292,649
                                          =========                 ========

Net income per share                         $.02                     $.01
                                             ====                     ====

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                Oil and Gas Sales

     Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                            Three month period ended March 31,
                                                        1996                                  1995
                                                Sales               %                 Sales               %

Australia                                      $4,096              100               $3,418               96
United States                                       -                -                  156                4
                                              -------            -----              -------            -----
                                               $4,096              100               $3,574              100
                                               ======             ====               ======              ===

                                    Oil Sales

          Oil sales increased by 6% in the current quarter. Oil sales in Australia increased 17% in the 1996 period to $1,621,000 from $1,387,000 in the prior period because of a 6% increase in oil prices and a 12% increase in the number of units sold. MPAL's share of oil sales in the United States ($140,000 in 1995) were eliminated because the producing properties were sold on March 31, 1995. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                     Three month period ended March 31,
                                                     ----------------------------------
                                        1996 Sales                                     1995 Sales
                                                       Average                                        Average
                                                        price                                          price
                                 bbls                  per bbl                  bbls                  per bbl

Australia-Mereenie               94,223               A.$25.39                 83,896                  A.$24.05

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Gas Sales

         Gas sales increased 21%. Gas sales in Australia increased to $2,476,000 in the 1996 period from $2,046,000 in 1995 with a 5% increase in the volumes of gas sold and price increases as shown below. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:


                                              Three month period ended March 31,
                                              ----------------------------------

                                              1996 Sales                                     1995 Sales

                                                       Average                                        Average
                                                        price                                          price
                                  bcf                  per mcf                  bcf                   per mcf
                                                       (A.$)                                          (A.$)
Australia:
Palm Valley
  Alice Springs contract          .311                  2.91                   .268                    2.77
  Darwin contract                 .534                  2.02                   .664                    1.98
Mereenie:
  Darwin contact                  .484                  1.98                   .495                    1.72
  Other                           .230                  2.66                   .056                    2.74
                                  ----                                         ----
       Total                     1.559                                        1.483
                                 =====                                        =====

                            Interest and other income

         Interest and other income increased 83%. Interest and other income increased in 1996 to $674,000 from $367,000 in 1995 and includes MPAL's share of gas pipeline tariffs ($280,000) which commenced in May 1995. This category of income also includes a gain of $200,000 on the sale of investments.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Costs and Expenses

         Production costs increased 43%. The increase in Australia relates to an increase in costs at Mereenie because of the present work to increase production and the costs of the Palm Valley reserve study. In addition, certain salary costs were reclassified into production costs in the March 1996 quarter. The U.S. costs have been eliminated because the U.S. producing properties were sold on March 31, 1995. Production costs by geographic area (in thousands) are as follows:

                                                             Three month period ended March 31,
                                                          1996                                   1995
Australia                                                $1,361                                 $  895
United States                                                 -                                     59
                                                      ---------                                -------
                                                         $1,361                                 $  954
                                                         ======                                 ======

          Salaries and employee benefits decreased 10% from $458,000 to $410,000 during the current quarter primarily because of a reclassification of certain salary costs into production costs.

          Depreciation, depletion and amortization decreased 24%. The U.S. costs have been eliminated because the producing properties were sold on March 31, 1995. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                                                        Three month period ended March 31,
                                               1996                   1995                % Change

          Australia                          $  761                $   768                   (1%)
          United States                           -                    236
                                             ------                 ------
                                             $  761                 $1,004
                                             ======                 ======

         Auditing, accounting and legal services increased 20% in 1996 from $132,000 to $159,000 in the current period because of the costs incurred in investigating the Belize project.

     Shareholder communications increased 27% in 1996 to $32,000 from $25,000 in 1995 because of general price increases in mailing and printing costs.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

          Other expenses decreased 92% from $176,000 in 1995 to $14,000 in 1996 primarily because the Company was able to charge a greater portion of its overhead costs to its working interests partners. In addition, there was a decrease in consulting and rent costs.

                                  Income Taxes

          Effective July 1, 1995, the Australian income tax rate increased from 33% to 36%. The effect of the change was to increase the consolidated income tax provision for the 1995 quarter by $30,000.

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                  Three month period
                                                     ended March 31,
                                                  1996             1995
Pretax consolidated income                        $963             $532
Losses not recognized:
  MPC's U.S. operations                            130              138
  MPAL's U.S. operations                            71               91
  Permanent differences                           (145)             (34)
                                                ------            ------
  Book taxable income                           $1,019             $727
                                                ======             ====

Australian tax rate                               36%               33%
                                                 ====               ===

MPC income tax provision                        $    2             $  -
MPAL deferred income tax provision                 366              240
                                                 -----              ----
Consolidated                                    $  368             $240
                                                ======             ====

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7823 at March 31, 1996 compared to a value of $.7435 at December 31, 1995. This resulted in a $990,000 credit to the foreign currency translation adjustments account for the three month period ended March 31, 1996. The average exchange rate used to translate MPAL's operations in Australia was $.7562 for the quarter ended March 31, 1996, which is a 1% increase compared to the $.7483 rate for the quarter ended December 31, 1995.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Nine month period ended March 31, 1996 vs. March 31, 1995.

         The Company had consolidated net income of $992,575 for the nine month period ended March 31, 1996 compared to a net income of $258,071 for the comparable 1995 period. The components of consolidated net income for the comparable periods were as follows:
                                            Nine month period ended
                                                    March 31,
                                           1996                       1995
MPC unconsolidated pretax loss         $ (567,815)                $ (691,115)
MPC income tax expense                   (249,488)                  (260,409)
Share of MPAL pretax income             2,784,538                  1,900,442
Share of MPAL income tax provision       (974,660)                  (690,847)
                                       ----------                -----------
Consolidated net income               $   992,575                 $  258,071
                                      ===========                 ==========

Net income per share                       $.04                       $.01
                                           ====                       ====

                                Oil and Gas Sales

         Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                             Nine month period ended March 31,
                                                        1996                                  1995
                                              Sales                   %                Sales                 %

Australia                                     $11,618                100           $  9,744                  95
United States                                       -                   -               478                   5
                                         ------------      --------------          --------               -----
                                              $11,618                100            $10,202                 100
                                              =======      =============            =======                 ===

                                    Oil Sales

         Oil sales decreased by 2%. Oil sales in Australia increased 11% from $4,019,000 to $4,469,000 in the 1996 period because of a 11% increase in the number of units sold and a 1% increase in oil prices. There were no oil sales in the United States ($363,000 in 1995) because the producing properties were sold on March 31, 1995. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                      Nine month period ended March 31,
                                                      ---------------------------------

                                              1996 Sales                                     1995 Sales
                                                       Average                                        Average
                                                        price                                          price
                                 bbls                  per bbl                  bbls                  per bbl

Australia:                      280,155               A.$23.64                  241,139              A.$23.41

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
                                    Gas Sales

         Gas sales increased 22%. Gas sales in Australia increased to $7,149,000 in the current quarter from $5,840,000 in the prior period with a 8% increase in the volumes of gas sold and price increases as shown below. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties), the average price of gas per thousand cubic feet ("mcf") sold and the average daily production during the periods indicated were as follows:

                                                                 Nine month period ended March 31,
                                                           1996 Sales                         1995 Sales
                                                                     Average                            Average
                                                                      price                              price
                                                     bcf             per mcf             bcf            per mcf

Australia:                                                            (A.$)                              (A.$)
Palm Valley:
  Alice Springs contract                              .846             2.88               .767            2.75
  Darwin contract                                    1.803             2.01              2.254            1.97
Mereenie:
  Darwin contract                                    1.383             1.93              1.135            1.57
  Other                                               .639             2.65               .172            2.67
                                                    ------                              ------
        Total                                        4.671                               4.328
                                                     =====                               =====

         Interest and other income increased 109% in 1996. Interest and other income increased to $1,736,000 in 1996 from $830,000 in 1995 and includes MPAL's share of gas pipeline tariffs ($786,000) which commenced in May 1995. This category of income also includes a $290,000 gain on the sale of investments.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                               Costs and Expenses

         Production costs increased 26%. The 33% increase in Australia relates to an increase in costs at Mereenie because of the present work to increase production and the cost of the Palm Valley reserve study. Production costs by geographic area (in thousands) are as follows:

                                         Nine month period ended March 31
                                       1996                            1995

                Australia            $3,424                          $2,582
            United States                 -                             138
                                   --------                         -------
                                     $3,424                          $2,720
                                     ======                          ======


     Salaries and employee benefits increased 16% from $1,144,000 in 1995 to $1,328,000 in 1996 primarily because of increased compensation costs in Australia.

          Depreciation, depletion and amortization decreased 18% in 1996. The costs in Australia increased 5% because of the increase in the number of units sold. The U.S. costs have been eliminated because the producing properties were sold on March 31, 1995. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                                    Nine month period ended March 31,
                        1996                    1995                  % Change

Australia             $2,257                  $2,155                       5%
United States              -                     621
                      ------                 -------
                      $2,257                  $2,776
                      ======                  ======

     Shareholder communications increased 16% from $140,000 to $162,000 in 1996 because of increased mailing and printing costs.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Effective July 1, 1995, the Australian income tax rate increased from 33% to 36%. The effect of the change was to increase the consolidated income tax provision for the 1996 quarter by $81,000.

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                    Nine month period
                                                     ended March 31,

                                           1996                      1995
                                           ----                      ----

Pretax consolidated income                $2,219                   $1,209
Losses not recognized:
  MPC's U.S. operations                      568                      691
  MPAL's North American operations           323                      193
  Permanent differences                     (396)                       1
                                          ------                  -------
  Book taxable income                     $2,714                   $2,094
                                          ======                   ======

Australian tax rate                         36%                      33%
                                           ====                     ====

MPC income tax provision                  $  250                   $  260
MPAL deferred income tax provision           977                      691
                                         -------                   ------
Consolidated                              $1,227                   $  951
                                          ======                   ======


                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7823 at December 31, 1995 compared to a value of $.7097 at June 30, 1995. This resulted in a $1,918,000 credit to the foreign currency translation adjustments account for the nine month period ended March 31, 1996. The 10% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance at March 31, 1996 from the June 30, 1995 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7484 for the nine month period ended March 31, 1996, compared to the $.7477 rate for the March 31, 1996 period.

                         PART II - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1996


Item 5.           Other Information.

                  On March 18, 1996, the Palm Valley Joint Venture announced that proved developed reserves at the Palm Valley gas field, in central Australia's Amadeus Basin, are now estimated at 218 billion cubic feet as adjusted for production to date. The field's total recoverable (i.e., proved plus probable plus possible reserves) aggregates 696 billion cubic feet as adjusted for production. The estimates are the result of a comprehensive evaluation of the field's production history and other data by Schlumberger GeoQuest Reservoir Technologies, an internationally recognized consulting firm, and will be used as a basis for future development of the field.

Item 6.           Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                         MAGELLAN PETROLEUM CORPORATION
                                  Registrant





Date:  May 8, 1996               By /s/ James R. Joyce
                                    -------------------------------------
                                    James R. Joyce, President and
                                    Chief Financial and Accounting Officer