Form 10-K
period 1996-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 1996-09-18
CIK 61398

FORM 10-K
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                      June 30, 1996
                          ----------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _________to __________

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

                                                 Pacific Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant was $72,092,000 at September 4,1996 (based on the last sale price of such stock as quoted on the Pacific Stock Exchange).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share, 24,691,245 shares outstanding as of September 4, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions  of  the  Proxy  Statement   related  to  the  Annual  Meeting  of
Stockholders for the fiscal year ended June 30, 1996, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS


                                     PART I

                                                                       Page

Item 1  Business.                                                       4

Item 2  Properties.                                                    18

Item 3  Legal Proceedings.                                             23

Item 4  Submission of Matters to a Vote of Security Holders.           26

                                     PART II

Item 5  Market for the Company's Common Stock and Related
        Stockholder Matters.                                           28

Item 6  Selected Financial Data.                                       29

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            30

Item 8  Financial Statements and Supplementary Data.                   38

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.                           70

                                    PART III

Item 10 Directors and Executive Officers of the Company.               70

Item 11 Executive Compensation.                                        70

Item 12 Security Ownership of Certain Beneficial Owners and
        Management.                                                    70

Item 13 Certain Relationships and Related Transactions                 70

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K.                                                   71


     Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 4, 1996 was A.$1.00 equaled U.S.$.7922.

                                     PART I

Item 1.  Business.

     Magellan Petroleum Corporation (the "Company" or "MPC") is engaged, directly and through its majority-owned subsidiary, in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 1996, the Company's principal asset was a 50.7% equity interest in its subsidiary, Magellan Petroleum Australia Limited ("MPAL"), which has one class of stock that is publicly held and traded in Australia.

     MPAL owns interests in various oil and gas properties in Australia, the United States and Belize, Central America. MPAL's major Australian assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (50.775% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia ("NTA"). Santos Ltd ("Santos"), an Australian company, which owns a 37.4% interest in the Palm Valley field and a 65% interest in the Mereenie field, also owns 18.2% of MPAL's outstanding stock. Boral Limited, an Australian company owns 1.2% of the Palm Valley field and also owns a 18.1% interest in MPAL's outstanding stock.

     MPAL and its co-venturers in the Mereenie and Palm Valley fields have been discussing the sale of additional quantities of gas from these fields with the Power and Water Authority ("PAWA") in the Northern Territory and other purchasers. While another new gas supply contract for the sale of gas from both fields appears likely, the ultimate purchaser, the timing, and terms of any new contracts are uncertain.

     In Canada, the Company has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company has not received any revenues from this field to date. See Item 3 - Legal Proceedings.

     MPC also has a 10% working interest in a Baca County, Colorado exploration program with MPAL (90%). In addition, the Company also has a 2 1/2% working interest in the Belize Joint Venture in which MPAL has a 20% working interest.

     The following chart illustrates the various relationships between the Company and the various companies discussed above.









     The following graphic presentation has been omitted, but the following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART


             MPC owns 50.7% of MPAL.
             MPAL owns 50.8% of the Palm Valley Field, Australia. MPAL owns 35% of the Mereenie Field, Australia.
             BORAL owns 18.1% of MPAL.
             BORAL owns 1.2% of the Palm Valley Field, Australia. SANTOS owns 18.2% of MPAL.
             SANTOS owns 37.4% of the Palm Valley Field, Australia. SANTOS owns 65% of the Mereenie Field, Australia.

     (a) General Development of Business.

         Operational Developments Since the Beginning of the Last Fiscal Year.

AUSTRALIA

Mereenie
                                Field Operations

     MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Joint Venture or "MJV") own the Mereenie field which is located in the Amadeus Basin of the NTA. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. MPAL's share of the Mereenie field proved developed oil reserves was approximately 1.2 million barrels at June 30, 1996.

     Four development wells were drilled in fiscal 1996 and subsequently completed as oil wells. The field was producing about 2800 (MPAL share 980) barrels of crude oil per day ("bpd") from 36 wells at June 30, 1996. During 1996, MPAL's share of oil sales was 365,000 barrels and 2.8 bcf of gas sold. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers.

     The MJV is also providing Mereenie gas to the Power and Water Authority ("PAWA") of the NTA for use in Darwin and other NTA centers. See "Darwin Gas Supply Contracts".

Palm Valley
                                Field Operations

     MPAL has a 50.775% interest in the Palm Valley gas field which is located in the NTA. Ten wells have been drilled in the field, six of which are currently connected to the gas treatment plant and are flowed at maximum deliverability levels to meet the Alice Springs and Darwin supply contracts with PAWA. During fiscal 1996, MPAL's share of gas sales was 3.4 bcf.

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


     The PVJV is also providing Palm Valley gas for use in Darwin and other NTA centers. See "Darwin Gas Supply Contracts".

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

     On May 29, 1995,  the MJV  concluded a contract  for sale of an  additional
21.4 bcf of gas to PAWA. The additional gas was required to meet the power needs of new mining developments in the NTA including the McArthur River Mine.

                     Agreements Between the PVJV and the MJV

     In consideration for the PVJV forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first twenty contract years, the MJV made a payment to the PVJV to partially compensate the PVJV for the reduced net present value of the future gas sales revenue which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that if the MJV sells any additional gas from the Mereenie field, the PVJV is entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 1996, the balance of the MJV gas subject to this entitlement was 29 bcf (MPAL share - 15 bcf).

                              Other Related Matters

     The PVJV and the MJV are now entitled to receive a share of pipeline tariffs earned for transporting gas in excess of the contracted volumes referred to above. In fiscal 1996, MPAL's share was approximately A.$1,126,000.

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

                           Maximum contract                   Take or pay                     Percentage of
                       (Before/after royalties)         (Before/after royalties)           contract completed
                                 (bcf)                           (bcf)                   Maximum       Take or Pay

Palm Valley:
  Alice Springs           24.4            21.0             14.2            12.3            40               53
  Darwin                  88.9            76.6             68.0            58.6            34               45
                         -----            ----             ----            ----
                         113.3            97.6             82.2            70.9
                         -----            ----             ----            ----
Mereenie:
  Darwin (1985)           19.6            17.0             14.0            12.2            37               52
  Darwin (1995)            7.5             6.5              6.0             5.2            27               34
  Cosmo Howley             1.8             1.5              1.8             1.5            78               78
  N.T. Gas                  .3              .3               .3              .3             -                -
                       -------        --------         --------          ------
                          29.2            25.3             22.1            19.2             -                -
                        ------          ------           ------            -----
Total                    142.5           122.9            104.3            90.1
                         =====           ======           =====            ====

                                                            Contract Price
                                 Contract Period           at June 30, 1996
                                                                 (mcf)

Palm Valley:
  Alice Springs              25 years (1983-2008)               A.$2.94
  Darwin                     25 years (1987-2012)               A.$2.02

Mereenie:
  Darwin (1985)              25 years (1987-2012)               A.$  .48*         (Contract years 6-21)
  Darwin (1985)              25 years (1987-2012)               A.$2.07           (Contract years 22-26)
  Darwin (1995)              10 years (1995-2009)               A.$2.70
  Cosmo Howley               10 years (1989-1999)               A.$2.92
  N.T. Gas                   10 years (1996-2006)               A.$2.72

(*) To the extent that PAWA purchases gas from the Mereenie field in excess of probable requirements, then the MJV receives A.$2.07 per mcf.

Dingo Gas Field


     MPAL has a 34.26 percent interest in the Dingo gas field which is held under Retention License 2. The Dingo gas field, which is located in the Amadeus Basin in the NTA, has approximately 18 bcf of presently proved and recoverable reserves based on three production gas wells. Sufficient reserves are indicated to fulfill a modest gas contract, however, the initial well flow rates and consequent reserves per well are considered too low to be currently economic, given the high drilling costs of the wells. The current retention license requires that a well be drilled by May, 1997 at an estimated cost of A.$3.5 million (MPAL share - A.$1.2 million). Because of the sub-commercial status of the field, an application to waive the drilling commitment will be filed. It is expected that the waiver will be granted. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

The Surat Basin

     MPAL currently has a 15.625% working interest in the Burunga permit in Queensland (ATP 378P). During fiscal 1996, the Scotia No. 3 well was drilled to test for coal bed methane gas. The gas well is presently being tested to determine whether it would be economic to develop the discovery.

Ngalia Basin

     MPAL has been granted a renewal of permit EP-15 in the Ngalia basin in the NTA which expires in May 1999. The renewal permit covers 1.9 million acres. The minimum obligations of this permit total A.$1.2 million for the period 1997-1999 including an obligation to drill a well by May 1998. Previously MPAL had held a permit in the Ngalia basin where a 6,000 foot wildcat well, Davis No. 1, was drilled in 1981. Although the well was abandoned as a dry hole, it did yield minor shows of natural gas. MPAL is seeking co-venturers in this project.

Maryborough Basin

     MPAL is seeking partners for exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. During fiscal 1996, a seismic survey was completed on the permit. Processing and analysis of the data is being completed. The minimum expenditure obligation of the permit is A.$.9 million over the term of the permit which ends March 1999.

UNITED STATES

Baca County, Colorado

     MPC (10%) and MPAL (90%) are participating in an exploration program in Colorado. During late April 1995, MPAL commenced an initial three well exploration drilling program. The initial three well appraisal program has been completed. All three wells were dry holes. MPC has the right, but not the obligation, to a 10% participation in drilling of future prospects. Based on the data derived from the appraisal program during fiscal 1996, the Company has written off $2,500,000 in costs incurred to date. In early 1997, the Company expects to drill an additional exploration well on the most prospective structure.

Belize

Gladden Basin PSA

     During January 1996, MPAL acquired a 20% working interest in a Production Sharing Agreement ("Gladden PSA") which covers approximately 351,000 acres offshore Belize, Central America. On May 30, 1996, MPC acquired a 2 1/2% working interest in the Gladden PSA. The Gladden PSA expires on May 31, 2001 and requires that a well be drilled by December 1, 1996. The estimated cost of the well is $10 million (MPAL share $2 million, MPC share $250,000).

Block 13 PSA

     MPC (2 1/2%) and MPAL (20%) are also participants in a Production Sharing Agreement ("Block 13 PSA") offshore Belize adjourning the western and southern boundaries of the Gladden PSA. The Block 13 PSA covers approximately 788,000 acres. The Block 13 PSA expires on January 31, 2004. The aggregate estimated cost for 1997 and 1998 is approximately $68,000 for MPAL and MPC.

CANADA

     The Company owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. This partially developed field is connected to a major pipeline system. Three wells have been completed to date and are capable of an estimated output of in excess of 60 mmcfd, the capacity of the field dehydration plant. Present production is approximately 40-45 million cubic feet per day. Anderson Oil & Gas, Inc., ("Anderson") is the operator of the field.

     Production at the Kotaneelee field commenced in February 1991. Total production from the field according to government reports, has been as follows:

       Calendar Year                                  Production (BCF)
       -------------                                  ----------------
           1991                                                8.1
           1992                                               18.0
           1993                                               17.5
           1994                                               16.7
           1995                                               15.7
           1996 (To June 30)                                   7.4

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

     The Company is not entitled to any revenue from the field until the working interest owners recover their costs. The operator last reported to the Company unrecovered development costs totaling approximately Cdn. $30,264,000 (Company share - Cdn. $807,000) at January 31,1996. It is expected that the Company will begin to receive proceeds from the field in 1998 based upon present prices. The period before payment to the Company begins may be shorter or longer, depending on prevailing market conditions, gas volumes sold and the results of the litigation. Under ordinary circumstances, increased natural gas prices or increased volumes would result in a shorter period to payout.

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

    (c) (1) Narrative Description of the Business.

     The Company was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967. The Company is engaged in the exploration for, and the development and production and sale of oil and gas reserves in the United States, Canada, and Belize and, through its subsidiary MPAL, in Australia, the United States and Belize.

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

         Permit                                    Expiration Date                    Location

Retention License 2 (Dingo)                        May 24, 1997                       Northern Territory
Exploration Permit 15 (Ngalia)                     May 14, 1999                       Northern Territory
Authority to Prospect 378P (Surat)                 September 30, 1996                 Queensland
Authority to Prospect 613P (Maryborough)           March 31, 1999                     Queensland

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

     In 1982 the NTA granted a production lease for the Palm Valley gas field to a MPAL subsidiary. Production is subject to a statutory 10 percent royalty payable to the NTA.

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

     In Belize, Central America, the Company has interests directly and indirectly through a subsidiary in the following Production Sharing Agreements ("PSA"). Permits in Belize are issued for eight years but work and expenditure obligations are calculated in two year blocks. Application is made ninety days prior to the two year block expiration.

PSA              Expiration Date                    Next Block Application Date

Gladden Basin    May 31, 2001                       Year 5 - March 1, 1998

Block 13         January 31, 2004                   Year 3 - November 1, 1998

           SUMMARY OF BENEFICIAL OWNERSHIP OF MAJOR WORKING INTERESTS
                               (BEFORE ROYALTIES)
                                  June 30, 1996


                                               Palm                      Dingo                                   Belize
                                              Valley      Mereenie        Gas      Baca County,     Surat       Gladden
                                               Field        Field         Field       Colorado        378P        Basin
                                                 %            %            %             %             %           %

MPAL
                                               50.775       35.00       34.2583          90          15.625      20.0
Santos Ltd.                                    37.354       65.00       52.9333           -          84.375
Kufpec Australia Pty. Ltd.                      1.248           -          -              -             -
Boral Limited                                   1.248           -       10.9744           -             -
GFE Resources Ltd                               9.375           -        1.7558           -             -
Canada Southern Petroleum Ltd.                      -           -         .0782           -             -
Magellan Petroleum Corporation                      -           -          -             10.            -          2.5
Dover Technology, Inc.                              -           -          -              -             -         20.0
Fina Exploration Belize B.V.                        -           -          -              -             -         30.0
Deminez Belize Petroleum Ltd.                       -           -          -              -             -         20.0
Mountain States Petroleum Corporation               -           -          -              -             -          5.0
Mallon Production Co.                               -           -          -              -             -          2.5
________________________________________________________________________________________________________________________
   TOTAL                                          100         100        100            100           100         100
________________________________________________________________________________________________________________________

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

     Furthermore, competitive conditions may be substantially affected by various forms of energy legislation which have been or may be proposed in Australia, Canada, the United States and Belize; however, it is not possible to predict the nature of any such legislation which may ultimately be adopted or its effects upon the future operations of the Company.

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

     (xiii) Number of Persons Employed by Company.

     At June 30, 1996, the Company had no full time employees in the United States and MPAL had 32 employees in Australia. The Company relies to a great extent on consultants for legal, accounting and administrative services.

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

Item 2.  Properties

     (a) The Company has interests in properties in Australia, United States and Canada and Belize. In Australia, it has interests through its 50.7% equity interest in MPAL in exploratory permits, a retention license and production leases in the Northern Territory and Queensland. In Canada, the Company has direct interests in 5 leases and one exploration license. The Company also has interests in properties in the United States and Belize directly through MPAL's interests in these areas. For additional information regarding the Company's properties, See Item 1 - Business.

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

           None

     (3)   Production

     The average sales price per unit of production for the following fiscal years are as follows:

                                                                                     June 30,
                                                                -----------------------------------------------
                                                                      1996             1995              1994
                                                                  ------------     ------------      ----------


Australia:
Gas (per mcf)                                                       A.$ 2.24         A.$ 2.06          A.$ 1.99
Crude oil (per bbl)                                                 A.$23.85         A.$23.83          A.$23.76

Americas:
Gas (per mcf)                                                         $    -          $  1.56            $ 1.54
Crude oil (per bbl)                                                   $    -          $ 17.31            $15.29


     The average production cost per unit of production for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia:

                                                                                     June 30,
                                                                ----------------------------------------------------
                                                                      1996             1995              1994
                                                                  ------------     ------------      --------


Australia:
Gas (per mcf)                                                       A.$  .32        A.$  .21         A.$    .29
Crude oil (per bbl)                                                 A.$ 6.68        A.$10.37         A.$  10.83


Americas:
Gas (per mcf)                                                         $    -          $ 2.09           $   3.42
Crude oil (per bbl)                                                   $    -          $ 4.15           $   6.07

     (4) Productive Wells and Acreage.

     Productive wells and acreage at June 30, 1996:

                                         Productive Wells
                                 Oil                         Gas                        Developed Acreage
                                 ---                         ---                        -----------------
                         Gross          Net          Gross          Net          Gross Acres          Net Acres
                         -----          ---          -----          ---          -----------          ---------

Australia                   36          12.60           28          10.69            72,025               30,001
Americas                     -              -            3            .08             3,350                   89
                         -----       --------         ----        -------             -----            ---------
                            36          12.60           31          10.77            75,375               30,090
                            ==          =====           ==          =====            ======               ======

(5)      Undeveloped Acreage.


     The Company's undeveloped acreage (except as indicated) is set forth in the table below:

                   GROSS AND NET ACREAGE AS OF JUNE 30, 1996

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

Properties held by MPAL:

                                                                                                       The Company
                                                                  MPAL
                                                                   Net           Interest          Net          Interest
                                               Gross Acres        Acres             %             Acres             %

Australia
Northern Territory:
  Amadeus Basin:
    Mereenie (OL4&5) (1)                           69,407          24,292          35.00           12,316         17.74
    Palm Valley (OL3)(2)                          151,905          77,130          50.78           39,105         25.74
    Dingo (RL2)                                   115,596          39,601          34.26           20,078         17.37
                                               ----------       ---------                       ---------
    Total Amadeus Basin                           336,908         141,023                          71,499

  Ngalia Basin (EP-15)                          1,914,497       1,914,497         100.00          970,650         50.70
Queensland:
      Bowen-Surat Basin (ATP 378P)                 76,076          11,887          15.63            6,027          7.92
      Maryborough Basin(ATP 613P)                 631,085         618,463          98.00          313,561         49.69
                                               ----------      ----------                       ---------
Total Australia                                 2,958,566       2,685,870                       1,361,737
                                                ---------       ---------                       ---------

United States
Colorado (Baca County)                             75,088          67,579          90.00           34,263         45.63
                                              -----------     -----------                      ----------
Belize
  Gladden Basin                                   350,740          70,148          20.00           35,565         10.14
  Block 13                                        787,436         157,487          20.00           79,846         10.14
                                               ----------      ----------                      ----------
                                                1,138,176         227,635                         115,411
                                                ---------      ----------                       ---------
Total MPAL                                      4,171,830       2,981,084                       1,511,411
                                               ----------       ---------                       ---------

Properties held directly by the Company:
United States
  Colorado (Baca County) (3)                            -               -              -            7,509         10.00
Belize
  Gladden Basin (3)                                     -               -              -            8,769          2.50
  Block 13 (3)                                          -               -              -           19,686          2.50
                                                                                              -----------
                                                                                                   28,455
Canada
  Yukon and Northwest Territories:
    Carried interest (4)                           35,076                                               935        2.67
                                              -----------                                     -------------
Total                                           4,206,906                                       1,548,310
                                                =========                                      ==========
- ----------------------------


(1)      Includes 41,644 gross developed acres and 14,575 net acres.
(2)      Includes 30,381 gross developed acres and 15,426 net acres .
(3)      Gross acres shown above.
(4)      Includes 3,350 gross developed acres and 89 net acres.

(6)      Drilling activity.


     Productive and dry net wells drilled during the following years (data concerning Canada is insignificant):

                                                                      Australia
                                                                      ---------
             Year ended                           Exploratory                            Development
                                                  -----------                            -----------
              June 30,                   Productive             Dry             Productive             Dry
              --------                   ----------             ---             ----------             ---
                1996                         .16                 -                 1.75                 -
                1995                          -                  -                 1.40                .51
                1994                          -                  -                 2.10                 -

                                                                     United States
                                                                     -------------
             Year ended                           Exploratory                           Development
                                                  -----------                           -----------

              June 30,                   Productive             Dry             Productive             Dry
              --------                   ----------             ---             ----------             ---

                1996                          -                1.00                 -                   -
                1995                         .24               1.00                 -                   -
                1994                         .24                 -                  -                   -

(7)      Present Activities.

     At June 30, 1996, there were no wells being drilled.

(8)      Delivery Commitments.

     See discussion under Item 1 concerning the Palm Valley and Mereenie fields.

Item 3.  Legal Proceedings.

Kotaneelee Gas Field

     The Company's 2.67% carried interest in the Kotaneelee gas field is held in trust by Canada Southern Petroleum Ltd. ("Canada Southern") which has a 30% carried interest in the field. Canada Southern and the Company (the "Plaintiffs") believe that the working interest owners in the Kotaneelee gas field have not adequately pursued the attainment of contracts for the sale of Kotaneelee gas; accordingly, legal action in the United States was commenced by Canada Southern in 1987 against Allied Signal Inc. and Allied Corporation (collectively, Allied Signal). This suit was ultimately dismissed in December 1988.

     In October 1989 and in March 1990, Canada Southern filed statements of claim in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field. The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited (now Amoco Canada Resources Ltd.), and Amoco Production Company
(collectively the "Amoco Dome Group"), Columbia Gas Development of Canada Ltd. ("Columbia"), Mobil Oil Canada Ltd. ("Mobil") and Esso Resource of Canada Ltd. ("Esso") (collectively the "Defendants").

     The Plaintiffs claim that the Defendants breached either a contract obligation or a fiduciary duty owed to the Plaintiffs to market gas from the Kotaneelee gas field when it was possible to so do. The Plaintiffs asserts that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Company seeks money damages and the forfeiture of the Kotaneelee gas field. The Plaintiffs expects to argue at trial that the money damages sustained by the Plaintiffs are at least Cdn. $ 96 million (Company share-Cdn. $8 million).

     In addition, the Plaintiffs have claimed that the Plaintiff's carried interest account should be reduced because of the negligent operation of the field and improper charges to the carried interest account by the Defendants. The Plaintiffs claim that when the Defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition. The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred, including expenditures to redrill one well. In addition, the Plaintiffs claim that expenditures made to repair and rebuild the field's dehydration plant should not have been necessary had the facilities been properly constructed and maintained by the Defendants. The expenditures, the Plaintiffs claim, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before payout begins to the carried interest account owners.

     The Plaintiffs claim that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately Cdn. $63 million. The Company claims that by 1993 at least Cdn. $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 2.6% share of these expenses would be approximately Cdn. $.9 million. The Plaintiffs further claim that, if production had commenced in 1984, the carried interest account would have been paid off in approximately two years and the Company would have begun to receive revenues from the field in 1986. At present, the Company does not expect to receive revenues until 1998.

     Columbia has filed a counterclaim against the Plaintiffs seeking, if the Plaintiffs are successful in its claim for the forfeiture of the field, repayment from the Plaintiffs of all sums Columbia has expended on the Kotaneelee lands before the Plaintiffs are entitled to their interest.

     The parties to the litigation have conducted extensive discovery since the filing of the claims. The Court has scheduled a six-month trial which started on September 3, 1996.

Matters Ancillary to Kotaneelee Litigation

     In its 1989 statement of claim, the Plaintiffs sought a declaratory judgment regarding two issues:

     (1) whether interest accrued on the carried interest account; and

     (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account or whether the Plaintiff will be assessed a processing fee on gas throughput.

     With respect to the first issue, the Plaintiffs maintains that no interest should accrue on the account and the Defendants have not contested this position. With regard to the second issue, the Plaintiffs maintain that the expenditures are chargeable to the carried interest account. Mobil, Esso and Columbia have essentially agreed to the Company's position while the Amoco Dome Group continues to contest this issue.

     On January 22, 1996, the Plaintiffs settled two claims outstanding against the Company in the Court of Queens Bench, Calgary, Alberta, which related to a suit brought against AlliedSignal Inc. ("AlliedSignal") in Florida which was dismissed on the basis that Canada was the appropriate forum for the litigation. AlliedSignal had sought additional relief against the Company in Canada to preclude other types of suits by the Company and to recover the costs of the defense of the initial action. The settlement bars Allied Signal from making a claim against the Plaintiffs for any costs in connection with the Kotaneelee Litigation. The Plaintiffs agreed not to bring any action against AlliedSignal in connection with the Kotaneelee gas field. Neither party made any monetary payment to the other party.

     In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia and changed its name to Anderson Oil & Gas Inc. ("Anderson"). Anderson is now the sole operator of the field and is a direct defendant in the Canada Court lawsuits. Columbia's previous parent, The Columbia Gas System, Inc., which was reorganized in a bankruptcy proceeding in the United States, is contractually liable to Anderson in the legal proceeding described above.

     The working interest owners have reported that they have been selling Kotaneelee gas since February 1991. The Company is uncertain as to what impact, if any, these sales may have on the status of the litigation.

     Under Canadian law, certain costs of the litigation are assessed against the nonprevailing party. These costs consist primarily of attorney and expert witness fees during trial. The trial is presently scheduled to last six months, therefore, these costs could be substantial. While the costs are not now determinable, the Company estimates that such costs, assuming a six month trial, would not exceed Cdn. $1.1 million (Company share - Cdn. $88,000) . There are no assurances however, that such costs will not exceed this amount or that the duration of the trial will not exceed six months.

     Canada Southern has been advancing and paying all the legal and other expenses of the Kotaneelee litigation. The Company has not received an accounting of the amounts spent to date. However the Company believes that the outcome of the Kotaneelee litigation is not reasonably likely to have a material adverse effect on the Company's future consolidated financial condition or results of operations.

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

                                                                       Length of Service       Other Positions Held
     Name                  Age        Office Held                        as an Officer             with Company

James R. Joyce             55         President and Chief Financial     President since              Director
                                      Officer                            July 1, 1993

Dennis D. Benbow           57         General Manager - MPAL              Since 1993                 Director

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

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
Matters.

     (a) Principal Market

     The principal markets for the Company's common stock is the Pacific Stock Exchange [MPC] and the NASDAQ SmallCap market [MPET]. The stock is also traded on the Boston Stock Exchange. The quarterly high and low closing prices on the Pacific Stock Exchange during the calendar quarterly periods indicated were as follows:

1996                              1st quarter           2nd quarter           3rd quarter*          4th quarter
- ----                              -----------           -----------           -----------           -----------

High..................               2 7/16                     3                     3
Low...................              1 15/16                 2 3/8                2 3/16


1995                              1st quarter           2nd quarter           3rd quarter           4th quarter
- ----                              -----------           -----------           -----------           -----------

High..................                1 1/2                 2 3/8                2 3/16                4 1/16
Low...................                  3/4                1 7/16                1 9/16                2 1/16


1994                              1st quarter           2nd quarter           3rd quarter           4th quarter
- ----                              -----------           -----------           -----------           -----------

High..................                    1                 13/16                   3/4                     1
Low...................                  3/4                 11/16                   5/8                  9/16
- ---------------------------------

* Through September 4, 1996, on which date the closing price was $2 15/16.

     (b) Approximate Number of Holders of Common Stock at September 4, 1996

           Title of Class                          Number of Record Holders

           Common stock, par
           value $.01 per share                             13,000

     (c) Frequency and Amount of Dividends


     The Company has never paid a cash dividend on its common stock. The Company will consider the payment of dividends when it has the ability to make such payments.

Item 6.  Selected Consolidated Financial Information

     The following table sets forth selected data (in thousands) of the Company insofar as it relates to each of the five fiscal years in the period ended June 30, 1996. This data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

                                                                          Year ended June 30,

                                             --------------- -------------- --------------- --------------- ---------------
                                                  1996           1995            1994            1993            1992
                                                  ----           ----            -----           -----           ----
Financial Data                                    $                $               $               $               $

Operating revenues                                15,667         13,556          12,528          12,999          13,959
                                                  ======         ======          ======          ======          ======

Total revenues                                    18,073         15,424          13,318          13,863          14,763
                                                  ======         ======          ======          ======          ======

Net income (loss)                                    881           821              502             660           (916)
                                                  ======         ======          ======          ======          ======

Net income (loss) per share                          .04            .03             .02             .03           (.04)
                                                  ======         ======          ======          ======          ======

Working capital                                    9,858          8,806           8,559           7,722           8,220
                                                  ======         ======          ======          ======          ======

Cash provided by operating activities              9,185          8,587           4,376           6,969           7,091
                                                  ======         ======          ======          ======          ======

Total assets                                      58,422         48,828          46,431          43,281          44,897
                                                  ======         ======          ======          ======          ======

Long-term liabilities                             12,957         11,005           9,157           8,333          11,471
                                                  ======         ======          ======          ======          ======

Minority interests                                18,966         16,616          16,764          14,931          14,310
                                                  ======         ======          ======          ======          ======

Stockholders' equity:
  Capital                                         43,492         43,358          43,227          43,223          43,214
  Accumulated deficit                            (18,735)       (19,616)        (20,437)        (20,939)        (21,598)
  Foreign currency translation adjustments        (2,785)        (4,833)         (4,474)         (5,760)         (4,290)
                                                 -------        -------         -------          -------        -------
                                                  21,972         18,909          18,316          16,524          17,326
                                                 =======        =======         =======          ======         =======

Exchange rate A.$=U.S. at end of period            .7875          .7097           .7287           .6667           .7484
                                                 =======        =======         =======          ======         =======

Common stock outstanding                          24,691         24,544          24,387          24,382          24,382
                                                 =======        =======         =======          ======          ======

Book value per share                                 .89            .77             .75             .68             .71
                                                 =======        =======         =======          ======          ======

Quoted market value per share                       2.50           1,94             .69            1.19             .81
                                                 =======        =======         =======          ======          ======

Operating Data

Annual production (Net of royalties)
  Gas (BCF)                                        5.422          5.066           5.141           4.751           6.856
                                                 =======        =======         =======          ======          ======

  Oil(BBLS)(In thousands)(net of royalties)          318            369             374             300             289
                                                 =======        =======         =======          ======          ======

Standard measure of discounted future cash
 flow relating to proved oil and gas reserves.
 (49.3% attributable to minority interests        44,213         38,381          46,720          46,127          44,433
                                                 =======        =======         =======          ======          ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)  Liquidity and Capital Resources - June 30, 1996

Consolidated

     At June 30, 1996, the Company on a consolidated basis had approximately $11,279,000 of cash and cash equivalents as compared to approximately $8,983,000 at June 30, 1995. A summary of the major changes in cash items during the period is as follows:

    Cash and cash equivalents at beginning of period       $ 8,983,000
    Cash provided by operations                              9,185,000
    Dividends to MPAL minority shareholders                 (1,619,000)
    Net additions to property and equipment                 (5,596,000)
    Other                                                      326,000
                                                            ----------
    Cash and cash equivalents at end of period             $11,279,000
                                                           ===========
As to the Company (unconsolidated)

     At June 30, 1996, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and cash equivalents of approximately $2,067,000. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During fiscal 1997, MPC has budgeted approximately $350,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, Magellan Petroleum Australia Limited ("MPAL").

     During December 1995, MPC received a dividend from MPAL of $1,662,000 less Australian withholding taxes of $249,000. The net proceeds of $1,413,000 were added to MPC's working capital.

As to MPAL

     At June 30, 1996, MPAL had cash and cash equivalents of approximately $9,212,000. MPAL has budgeted approximately $2.9 million for exploration in fiscal 1997 as compared to the $5.6 million incurred during fiscal 1996. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

     MPAL expects to fund its exploration costs through its cash flow from Australian operations and any balance from its A.$10 million bank line of credit.

(2)      Results of Operations

1996 vs. 1995

     The  Company  had  consolidated  net income of  $880,606  for  fiscal  1996 compared to net income of $820,843 for fiscal 1995. The components of consolidated net income for the comparable periods were as follows:

                                                   Year ended June 30,

                                              1996                  1995
                                              ----                  ----
MPC unconsolidated pretax loss            $ (889,808)          $  (845,349)
MPC income tax expense                      (251,888)             (260,580)
Share of MPAL pretax income                2,574,166             3,044,725
Share of MPAL income tax                    (551,864)           (1,117,953)
                                         -----------           -----------
Consolidated net income                   $  880,606           $   820,843
                                          ==========           ===========

Net Income per share                          $.04                   $.03
                                              ====                   ====

                                    Revenues

    Oil and Gas Sales

     Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                          1996                                1995
                -----------         -----      ------------             ----

                  Sales               %           Sales                   %
Australia        $15,667             100         $13,078                 96
Americas               -                             478                  4
                ----------         -----        ---------              -----
                 $15,667             100         $13,556                100
                 =======           =====        ========                ===

     Oil sales increased 4% in fiscal 1996. Oil sales in Australia increased 11% to $5,922,000 from $5,693,000 in 1995 because of a 13% increase in the number of units produced with a 1% increase in oil prices and a 2% increase in the average value of the Australian dollar. Sales of Mereenie crude increased in fiscal 1996 as a result of additional development drilling. There were no oil sales in the United States ($363,000 in 1995) because the producing properties were sold on March 31, 1995. Oil unit sales

(before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                   Fiscal 1996 Sales                      Fiscal 1995 Sales
                                                   -----------------                      -----------------
                                                                 Average                                   Average
                                                                  Price                                     Price
                                               bbls               per bbl              bbls                 per bbl

    Australia - Mereenie                     365,325              A.$23.85           322,414                A.$23.83

     Gas sales in Australia increased 24% in fiscal 1996. Gas sales increased from $7,863,000 in 1995 to $9,746,000 in 1996 because of increases in gas prices under long term contracts, an 8% increase in the volume of gas sold and a 2% increase in the average value of the Australian dollar. Total gas sales increased primarily because of the 1995 Mereenie gas contract. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                 Fiscal 1996 Sales                         Fiscal 1995 Sales
                                                 -----------------                         -----------------
                                                                 Average                                   Average
                                                                  Price                                     Price
                                                bcf               per mcf               bcf                 per mcf

    Australia:                                                   (A.$)                                     (A.$)
    Palm Valley
      Alice Springs contract                1.070                 2.89                   1.012               2.77
      Darwin contract                       2.328                 2.01                   2.854               1.98
    Mereenie
      Darwin contract                       1.917                 1.97                   1.700               1.71
      Other                                  .908                 2.65                    .208               2.68
                                           ------                                        -----
              Total                         6.223                                        5.774
                                            =====                                        =====

     Other production income increased 128% to $1,360,000 in 1996 compared to $597,000 in 1995. The primary reason for this increase is that MPAL's share of gas pipeline tariffs increased to $1,126,000 compared to $167,000 in 1995.

     Interest income increased 16% to $696,000 in 1996 from $597,000 in 1995. The combination of additional funds available for investment and higher interest rates is the reason for this increase.

                               Costs and Expenses

     Production costs increased 22%. The 22% increase in Australia relates to an increase in costs at Palm Valley in preparation for the installation of compression units in the field. The increase was also the result of development activities being undertaken in the Mereenie field. The U.S. producing properties were sold March 31,1995. Production costs (in thousands) by geographic area are as follows:

                          1996                                   1995
                       --------                                 ------
Australia               $4,409                                 $3,455
United States                -                                    145
                       -------                                 ------
                        $4,409                                 $3,600
                        ======                                 ======

     Salaries  increased  16%  from  $1,500,000  in 1995 to  $1,742,000  in 1996 because of increased compensation costs in Australia and a 2% increase in the value of the Australian dollar.

     Depreciation, depletion and amortization decreased 2% in 1996. There was a 20% increase in the Australian component because of the increase in the number of units sold in Australia and an increase in capitalized costs. The U.S. component was eliminated because the U.S. producing properties were sold March 31, 1996. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                      1996                         1995            % Change
                    --------                     --------          --------
Australia            $3,288                        $2,734             20
United States             -                           621
                     ------                        ------
                     $3,288                        $3,355
                     ======                        ======

     Shareholder communications increased 15% in 1996. The increase from $157,000 in 1995 to $181,000 in 1996 is attributable to higher printing and mailing costs.

     Abandonments and write downs include a $2,500,000 write down of costs relating to the United States cost center that pertains to the Baca County, Colorado project. The write down was based on a thorough evaluation of the remaining prospects and the drilling data derived from the three dry holes that were drilled in 1995.

     Other costs increased 11%. In 1996 other costs increased from $928,610 to $1,026,889. The increase is primarily due to higher travel and insurance costs.

                                  Income Taxes

     MPC's income tax provision (in thousands) was computed as follows:


                                                                              Fiscal 1996           Fiscal 1995
                                                                              -----------           -----------

Pretax consolidated net income                                                     $ 1,684             $2,199
Losses (income) not recognized:
    MPC's U.S. operations                                                              890                845
    MPAL's non Australian operations                                                   423                (63)
    Permanent differences                                                             (818)              (109)
                                                                                   --------           --------
Book taxable income                                                                 $2,179             $2,872
                                                                                    ======             ======

Australian income tax rate                                                           36%                36%
                                                                                     ===                ===

Australian income tax provision                                                    $   784             $1,034
Australian withholding taxes on dividend                                               252                261
Tax provision attributable to reconciliation
  of year end tax liability                                                           (232)                84
                                                                                  ---------          --------
Consolidated income tax provision                                                  $   804             $1,379
                                                                                   =======             ======

                                 Exchange Effect

     The value of the Australian dollar relative to the U.S. dollar increased to $.7875 at June 30, 1996 compared to the value of $.7097 at June 30, 1995. This resulted in a $2,049,000 credit to accumulated translation adjustments for fiscal 1996. The 11% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 1996 from the June 30, 1995 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 1996 was $.7593, which is a 2% increase compared to a $.7427 rate for the comparable 1995 period.

1995 vs. 1994

     The  Company  had  consolidated  net income of  $820,843  for  fiscal  1995 compared to net income of $501,868 for fiscal 1994. The components of consolidated net income for the comparable periods were as follows:

                                                    Year ended June 30,
                                                1995                  1994
                                                ----                  ----
MPC unconsolidated pretax loss             $  (845,349)          $(1,321,218)
MPC income tax expense                        (260,580)             (222,900)
Share of MPAL pretax income                  3,044,725             2,025,999
Share of MPAL income (tax) credit           (1,117,953)               19,987
                                           -----------           -----------
Consolidated net income                    $   820,843          $    501,868
                                           ===========          ============

Net Income per share                           $.03                  $.02
                                               ====                  ====

         Oil and Gas Sales

     Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                                               1995                                1994
                                                  -----------         -----           ------------           ----
                                                    Sales                   %           Sales                   %

Australia                                           $13,078                96           $11,816                94
United States                                           478                 4               712                 6
                                                  ---------             -----           -------               ---
                                                    $13,556               100           $12,528               100
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

                                                 Fiscal 1995 Sales                         Fiscal 1994 Sales
                                                 -----------------                         -----------------

                                                                 Average                                   Average
                                                                  Price                                     Price
                                               bbls               per bbl              bbls                 per bbl
    Australia - Mereenie                     322,414             A.$23.83            328,287                 A.$23.76

    U. S. - Navajo Venture (*)                 28,359         U.S. $17.31            47,197                U.S.$15.29

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

                                                 Fiscal 1995 Sales                         Fiscal 1994 Sales
                                                 -----------------                         -----------------
                                                                 Average                                   Average
                                                                  Price                                     Price
                                                bcf               per mcf               bcf                 per mcf

    Australia:                                                   (A.$)                                     (A.$)
    Palm Valley
      Alice Springs contract                   1.012              2.77                 .948                  2.70
      Darwin contract                          2.854              1.98                3.565                  1.97
    Mereenie
      Darwin contract                          1.700              1.71                 .834                  1.12
      Other                                     .208              2.68                 .225                  2.52
                                          --    ----                           --      ----
              Total                            5.774                                  5.572
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

                                     1995                                                     1994
                                    -----                                                     ----
                    Production          %                   %             Production            %                 %
                      costs        total sales      sales by country         costs         total sales    sales by country

Australia            $3,455            25                26                 $3,524               28               30
United States           145             1                30                    354                3               50
                     ------          ----                                   ------              ---
                     $3,600            26                                   $3,878               31
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

Item 8.  Financial Statements and Supplementary Data


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Magellan Petroleum Corporation as of June 30, 1996, and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                         ERNST & YOUNG LLP


Hartford, Connecticut
September 5, 1996

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                          June 30,
                                                                                          --------
                                                                                1996                    1995
                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $11,278,957             $ 8,982,582
  Accounts receivable                                                           2,496,085               1,772,342
  Reimbursable development costs                                                  237,112                 141,015
  Inventories                                                                     371,925                 208,334
                                                                              -----------             -----------
          Total current assets                                                 14,384,079              11,104,273
                                                                              -----------             -----------

Property and equipment:
  Oil and gas properties (full cost method)                                    65,621,151              54,334,921
  Land, buildings and equipment                                                 2,328,174               2,084,616
  Field equipment                                                               1,621,561               1,457,894
                                                                              -----------             -----------
                                                                               69,570,886              57,877,431
  Less accumulated depletion, depreciation and amortization                   (26,053,222)            (20,516,580)
                                                                             -------------            ------------
                                                                               43,517,664              37,360,851
                                                                             ------------              ----------

  Other assets                                                                    519,759                 363,084
                                                                           --------------            ------------
                                                                              $58,421,502             $48,828,208
                                                                              ===========             ===========
      LIABILITIES,   MINORITY   INTERESTS  AND   STOCKHOLDERS'   EQUITY  Current
liabilities:
  Accounts payable                                                          $   1,504,167            $  1,416,315
  Accrued liabilities                                                           1,041,372                 881,734
  Income taxes payable                                                          1,980,817                        -
                                                                            -------------      -------------------
          Total current liabilities                                             4,526,356               2,298,049
                                                                            -------------            ------------

Long term liabilities:
  Deferred income taxes                                                         9,054,117               8,877,253
  Reserve for future restoration costs                                          3,902,909               2,127,805
                                                                             ------------             -----------
                                                                               12,957,026              11,005,058
                                                                              -----------              ----------

Minority interests                                                             18,966,281              16,616,405
                                                                              -----------              ----------

Commitments (Note 2)                                                                    -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 24,691,245 and 24,543,745 shares, respectively                    246,912                 245,437
  Capital in excess of par value                                               43,244,901              43,112,376
                                                                              -----------              ----------
                                                                               43,491,813              43,357,813
  Accumulated deficit                                                         (18,735,378)            (19,615,984)
  Foreign currency translation adjustments                                     (2,784,596)             (4,833,133)
                                                                             -------------            ------------
                                                                               21,971,839              18,908,696
                                                                              -----------             -----------
                                                                              $58,421,502             $48,828,208
                                                                              ===========             ===========

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  Year ended June 30,
                                                                       1996                1995               1994
                                                                     --------            --------            -------

Revenues:
  Oil sales                                                         $ 5,921,529       $  5,693,108          $5,764,794
  Gas sales                                                           9,745,520          7,863,457           6,762,688
  Other production related revenues                                   1,360,403            597,451             441,262
  Interest income                                                       695,613            597,423             348,985
  Gain on sale of assets                                                349,953            672,533                     -
                                                                    -----------         ----------     -----------------
                                                                     18,073,018         15,423,972          13,317,729
                                                                     ----------        -----------          ----------
Costs and expenses:
  Production costs                                                    4,409,440          3,600,452           3,878,339
  Salaries and employee benefits                                      1,741,721          1,500,289           1,238,757
  Depletion, depreciation and amortization                            3,287,774          3,355,081           3,322,394
  Auditing, accounting and legal services                               703,833            689,400             664,654
  Shareholder communications                                            181,039            157,222             162,811
  Interest expense                                                       30,690             27,937              28,416
  Other                                                               1,026,889            928,610             931,385
  Abandonments and write downs                                        2,500,000                  -                   -
  Tender offer and litigation expenses                                          -                   -          412,840
                                                                -----------------  ------------------      -----------
                                                                     13,881,386         10,258,991          10,639,596

Income before minority interests and income taxes                     4,191,632          5,164,981           2,678,133
Minority interests                                                    2,507,274          2,965,605           1,973,352
                                                                     ----------         ----------          ----------

Income before income taxes                                            1,684,358          2,199,376             704,781
Income tax provision                                                    803,752          1,378,533             202,913
                                                                    -----------         ----------         -----------

Net income                                                          $   880,606        $   820,843        $    501,868
                                                                    ===========        ============       ============

Average number of shares                                             24,599,899         24,421,309          24,382,291
                                                                    ===========         ==========          ==========

Per share, based on average number of shares
 outstanding during the period:
    Net income                                                         $.04                $.03               $.02
                                                                       ====                ====               ====

                                               See accompanying notes.

                                          MAGELLAN PETROLEUM CORPORATION
                                             CONSOLIDATED STATEMENT OF
                                          CHANGES IN STOCKHOLDERS' EQUITY
                                          Three years ended June 30, 1996



                                                                                                  Foreign
                                                          Capital in                              currency
                         Number           Common           excess of         Accumulated        translation
                       of shares          stock            par value           Deficit          adjustments           Total

June 30, 1993          24,381,890    $    243,819         $42,978,833       $(20,938,695)       $(5,760,431)        $16,523,526

Net income                      -               -                   -            501,868                  -             501,868
Currency
translation                     -               -                   -                  -          1,286,811           1,286,811
  adjustments
Common stock issued
 to directors               5,217              52               3,861                  -                  -               3,913
                       ----------    ------------         -----------       ------------        -----------         -----------

June 30, 1994          24,387,107         243,871          42,982,694        (20,436,827)        (4,473,620)         18,316,118
Net income                      -               -                   -            820,843                  -             820,843
Currency
translation                     -               -                   -                  -           (359,513)           (359,513)
  adjustments
Common stock issued
 to directors              16,638             166              12,957                  -                  -              13,123
Exercise of stock
  options                 140,000           1,400             116,725                  -                  -             118,125
                      -----------     -----------        ------------       ------------        -----------         -----------

June 30, 1995          24,543,745         245,437          43,112,376        (19,615,984)        (4,833,133)         18,908,696
Net income                                      -                   -            880,606                  -             880,606
Currency
translation                                     -                   -                  -          2,048,537           2,048,537
  adjustments
Exercise of stock
  options                 147,500           1,475             132,525                    -                   -          134,000
                     ------------     -----------        ------------     ----------------   -----------------      -----------
June 30, 1996          24,691,245       $ 246,912         $43,244,901       $(18,735,378)       $(2,784,596)        $21,971,839
                       ==========       =========         ===========       =============       ============        ===========

                                              See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                 Year ended June 30,

                                                                                1996              1995               1994
                                                                                ----              ----               ----
Operating Activities:

  Net income                                                               $    880,606       $   820,843        $   501,868
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Abandonments and write downs                                             2,500,000                 -                  -
     Depletion, depreciation and amortization                                 3,287,774         3,355,081          3,322,394
     Deferred income taxes                                                     (360,659)          849,766            653,457
     Minority interests                                                       2,507,274         2,965,605          1,973,352
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                        (991,763)          358,474           (800,388)
    Reimbursable development costs                                             (122,153)          (44,536)           406,025
    Other assets                                                               (217,509)          (42,539)            (8,704)
    Inventories                                                                (203,575)           86,750            (36,569)
  Accounts payable and accrued liabilities                                      (75,766)          237,064         (1,635,618)
  Income taxes payable                                                        1,980,817                 -                  -
                                                                             ----------     -----------------  ----------------
Net cash provided by operating activities                                     9,185,046         8,586,508          4,375,817
                                                                             ----------        ----------          ---------

Investing Activities:
  Additions to property and equipment                                        (5,596,156)       (7,283,821)        (3,898,629)
  Sale of assets                                                                      -           905,556                  -
                                                                          ---------------     -----------      ----------------
Net cash used in investing activities                                        (5,596,156)       (6,378,265)        (3,898,629)
                                                                             -----------       -----------        -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                    (1,619,104)       (1,673,345)        (1,447,208)
  Sales of common stock by MPC                                                  134,000           131,248              3,913
                                                                            -----------       -----------        ------------
Net cash used in financing activities                                        (1,485,104)       (1,542,097)        (1,443,295)
                                                                             -----------       -----------        -----------
Effect of exchange rate changes on cash
  and cash equivalents                                                          192,589           (34,141)           334,812
                                                                            -----------       ------------        ----------
Net increase (decrease) in cash and cash
  equivalents                                                                 2,296,375           632,005           (631,295)
Cash and cash equivalents at beginning of year                                8,982,582         8,350,577          8,981,872
                                                                             ----------        ----------         ----------

Cash and cash equivalents at end of year                                    $11,278,957        $8,982,582         $8,350,577
                                                                            ===========        ==========         ==========

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996


1.       Summary of significant accounting policies

         (a)      Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation ("MPC") and its subsidiaries, hereafter referred to collectively as the Company. All intercompany transactions have been eliminated. At June 30, 1996, MPC owned a 50.7% interest in Magellan Petroleum Australia Limited ("MPAL").

         (b)      Oil and gas properties

         The Company follows the full cost method of accounting for oil and gas properties. The Company's cost centers are Australia, United States, Canada and Belize. All costs, whether successful or unsuccessful, associated with property acquisition, exploration and development activities are capitalized within the appropriate cost center. The estimated cost of restoring the properties to their original state at the end of the life of the producing fields is also included in oil and gas properties. The Company does not recognize gain or loss on the sale of proved oil and gas properties unless significant proved oil and gas reserves of that cost center are sold. Sales proceeds are credited to the appropriate cost center.

         Capitalized costs are depleted on the unit-of-production method based on proved oil and gas reserves. Take or pay adjustment payments are included in gas sales when the applicable gas is actually delivered.

         The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the status of drilling activities and technical data from the properties and adjacent areas. Based on the exploration activities on the properties completed to date, the Company expects to recover its $2.9 million of capitalized costs. However, there can be no assurance that it will be successful and that costs associated with these properties will be realized.

1.       Summary of significant accounting policies (Cont'd)

         (c)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         (d)      Land, buildings and equipment

         Land, buildings and equipment and field equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over their estimated useful lives.

         (e)      Inventories

         Inventories consist of crude oil in various stages of transit to the point of sale and are valued at the lower of cost (determined on an average cost basis) or market.

         (f)      Foreign currency translations

         The accounts of the Company's Australian subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity, whereas gain or loss on foreign currency transactions is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using a quarterly weighted average exchange rate for the period. At June 30, 1996 and 1995, the Australian dollar was equivalent to U.S. $.7875, and $.7097, respectively.

         (g)      Accounting for income taxes

          The Company follows FASB Statement 109, the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

1.        Summary of significant accounting policies (Cont'd)

          (h)     Cash and cash equivalents

          The Company  considers all highly liquid short term  investments  with maturities of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:
                                                          June 30,
                                                    1996               1995
                                                    ----               ----
Cash                                         $    394,224         $   300,873
U. S. Treasury Bills                            1,678,858           1,183,559
Australian money market accounts and short
  term commercial paper.                        9,205,875           6,892,594
                                              -----------          ----------
                                               11,278,957           8,377,026
Marketable securities (*)                               -             605,556
                                              -----------          ----------
                                              $11,278,957          $8,982,582
                                              ===========          ==========

     (*) Includes 534,000 shares of Harken Energy Corporation as of June 30, 1995. See Note 2(c).

     (I) Earnings per share

     Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. Primary and fully diluted earnings per share are the same.

1.       Summary of significant accounting policies (Cont'd)

         (j)      Geographic information

         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                                                  Year ended June 30,
                                                                       1996               1995             1994
                                                                    ---------          ---------          -------
Revenue:
  Australia                                                         $17,639            $14,113            $12,365
  Americas                                                              434              1,311                953
                                                                 ----------           --------           --------
                                                                    $18,073             15,424            $13,318
                                                                    =======            -------            =======
Operating income:
  Australia                                                        $  5,891           $  4,874            $ 4,081
  Americas                                                           (3,108)              (650)              (826)
                                                                  ---------          ---------           --------
                                                                      2,783              4,224              3,255
  Corporate overhead and interest
    net of other income                                               1,409                941               (577)
                                                                   --------           --------            -------
  Consolidated operating income before
    minority interests and income taxes                            $  4,192           $  5,165             $2,678
                                                                   ========           ========             ======

Net income:
  Australia                                                        $  3,617           $  1,864           $  2,355
  Americas                                                           (2,736)            (1,043)            (1,853)
                                                                   --------           --------             ------
                                                                  $     881          $     821          $     502
                                                                  =========          =========          =========
Identifiable assets:
  Australia                                                         $52,901            $43,421            $43,515
  Americas                                                            2,831              3,400              1,778
                                                                  ---------           --------            -------
                                                                     55,732             46,821             45,293
  Corporate assets                                                    2,690              2,007              1,138
                                                                  ---------           --------            -------
                                                                    $58,422            $48,828            $46,431
                                                                    =======            =======            =======

     Substantially all of the Company's Australian gas sales were to the Power and Water Authority ("PAWA") of the Northern Territory of Australia ("NTA"). Most of the Company's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide.

1.        Summary of significant accounting policies (Cont'd)

          (k)     Other financial information.

                                                                             Year ended June 30,

                                                                 1996                 1995                 1994
                                                              ----------           ----------            -------

Costs and expenses - Other
  Consultants                                                  $  135,135           $  174,499          $  159,308
  Directors' fees and expense                                     167,002              163,922             163,056
  Insurance                                                       272,275              241,023             215,002
  Rent                                                            283,954              350,290             271,067
  Taxes                                                           220,968              234,008             152,351
  Travel                                                          337,132              183,351             143,624
  Other (net of overhead reimbursements)                         (389,577)            (418,483)           (173,023)
                                                               -----------           ----------            -------
                                                               $1,026,889           $  928,610         $   931,385
                                                               ==========           ==========         ===========

Royalty payments                                               $1,544,508           $1,596,516          $1,415,283
                                                               ==========           ==========          ==========

Interest payments                                            $     30,690          $    27,937        $     28,416
                                                             ============          ===========        ============

Income tax payments                                           $   251,888           $  260,580         $   222,900
                                                              ===========           ==========         ===========

2.        Oil and gas properties

          (a)     Australia

Mereenie
                      Field Development and Oil Production

     MPAL has a 35% working interest in the Mereenie oil and gas field in the NTA. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%.

     The field was producing about 2,800 (MPAL share 980) barrels of crude oil per day ("bpd") from 36 producing oil wells at June 30, 1996. The oil is being transported by means of a 167 mile, eight-inch oil pipeline from the field to an industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area.

2.        Oil and gas properties (Cont'd)

MPAL and its partner (the Mereenie Joint Venture - MPAL share 35%) are providing Mereenie gas for use in Darwin and other NTA centers. (See Darwin Gas Supply Contracts below).

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

Palm Valley

                      Field Development and Gas Production

     MPAL has a 50.775% interest in the Palm Valley gas field which is located in the Northern Territory of Australia. Ten wells have been drilled in the field, six of which are currently connected to the gas treatment plant and flowed as required to meet the Alice Springs and Darwin supply contracts with PAWA. During fiscal 1996, MPAL's share of gas sales was 3.4 bcf.

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

2.        Oil and gas properties (Cont'd)

     The PVJV is providing Palm Valley gas for use in Darwin and other NTA centers. (See Darwin Gas Supply Contracts below)

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

                              Palm Valley Agreement

     The PVJV has  contracted  to supply a maximum of 175 bcf of gas (MPAL share
- -88.9 bcf) from the Palm Valley field and PAWA has agreed to take or pay for 134 bcf (MPAL share - 68 bcf) during the 25 year period of the contract. The price of gas being sold is subject to quarterly adjustments to partially reflect changes in the Australian Consumer Price Index and certain increases in the price of electricity.

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

     On May 29, 1995, the MJV concluded a new ten year contract for the sale of an additional 21.4 bcf of gas to PAWA. The additional gas was required to meet the power needs of new mining developments in the NTA including the McArthur River Mine.

2.        Oil and gas properties (Cont'd)

                     Agreements Between the PVJV and the MJV

     The agreement provides that if the MJV sells additional gas from the Mereenie field, the PVJV will be entitled to 35 percent of the revenues from the first 38 bcf of additional gas sold. At June 30, 1996, the balance of the MJV gas subject to this entitlement was 34 bcf (MPAL share - 17 bcf). MPAL's share of the above revenues in fiscal 1996, 1995 and 1994 was A.$716,000, A.$552,000 and A$249,000, respectively.

     The PVJV and the MJV are now entitled to receive a share of pipeline tariffs earned for transporting gas in the Amadeus Basin to Darwin pipeline. MPAL's share was $1,126,000 in fiscal 1996 and $167,000 in fiscal 1995.

Dingo Gas Field

     MPAL has a 34.26% interest in Retention License 2 in the Amadeus basin in the NTA. The Dingo gas field has approximately 18 bcf of presently proved and recoverable reserves based on three production gas wells. Sufficient reserves are indicated to fulfill a modest gas contract, however, the initial well flow rates and consequent reserves per well are considered too low to be currently economic, given the high drilling costs of the wells. The current retention license requires that a well be drilled by May, 1997 at an estimated cost of A.$3.5 million (MPAL share - A.$1.2 million). Because of the subcommercial status of the field, an application to waive the drilling commitment will be filed. It is expected that the waiver will be granted. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

The Surat Basin

     MPAL currently has a 15.625% working interest in the Burunga permit in Queensland (ATP 378P). During fiscal 1996, the Scotia No. 3 well was drilled to test for coal bed methane gas. The gas well is presently being tested to determine whether it would be economic to develop the discovery.

2.        Oil and gas properties (Cont'd)

Ngalia Basin

     MPAL has been granted a renewal of permit EP-15 in the Ngalia basin in the NTA which expires in May 1999. The renewal permit covers 1.9 million acres. The minimum obligations of this permit total A.$1.2 million for 1997-1999 including an obligation to drill a well by May 1998. Previously MPAL had held a permit in the Ngalia basin where a 6,000 foot wildcat well, Davis No. 1, was drilled in 1981. Although the well was abandoned as a dry hole, it did yield minor shows of natural gas. MPAL is seeking co-venturers in this project.

Maryborough Basin

     MPAL is seeking partners for exploration permit ATP 613P, a 670,000 million acre block in the Maryborough Basin in Queensland, Australia. During fiscal 1996, a seismic survey was completed on the permit. Processing and analysis of the data is being completed. The minimum expenditure obligation of the permit is A.$.9 million over the term of the permit which ends March 31, 1999.

     (b) Canada

     The Company has a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991. There are three wells capable of production in the field which is part of a permit covering 31,885 gross acres. For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center, which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment. Based on the current price of gas and the unrecovered development costs, the Company does not expect to receive any revenue from the field until 1998.

     (c) United States

Navajo Joint Venture

     Effective March 31, 1995, MPAL sold its 11.625% interest in oil and gas exploration, drilling, operating and production agreements covering properties located on

2.        Oil and gas properties (Cont'd)

Navajo Tribal lands in the Four Corners Region of Arizona, New Mexico and Utah. MPAL realized proceeds of $906,000 on the sale and recorded a gain of $673,000. The consideration paid consisted of $300,000 in cash and 534,000 shares of the purchaser, Harken Energy Corporation. During fiscal 1996, all of the shares were sold at a gain of $350,000.

Baca County, Colorado

     MPC (10%) and MPAL (90%) are participating in an exploration program in Colorado. During late April 1995, MPAL commenced an initial three well exploration drilling program. There are approximately 25 prospects that have been identified over the past 2 1/2 years from previous seismic surveys. The initial three well appraisal program has been completed. All three wells were dry holes. MPC has the right, but not the obligation to a 10% participation in drilling future prospects. Based on the data derived from the appraisal program during fiscal 1996, the Company has written off $2,500,000 in costs incurred to date. In early 1997, the Company expects to drill an additional exploratory well on the most prospective structure.

          (d)     Belize

Gladden Basin PSA

     During January 1996, MPAL acquired a 20% working interest in a Production Sharing Agreement ("Gladden PSA") which covers approximately 351,000 acres offshore Belize, Central America. On May 30, 1996, MPC acquired a 2 1/2% in the Gladden PSA. The Gladden PSA expires on May 31, 2001 and requires that a well be drilled by December 1, 1996. The estimated cost of the well is $10 million (MPAL share $2 million, MPC share $250,000).

Block 13 PSA

     MPC (2 1/2%) and MPAL (20%) are also participants in a Production Sharing Agreement ("Block 13 PSA") offshore Belize adjourning the western and southern boundaries of the Gladden PSA. The Block 13 PSA covers approximately 788,000 acres. The Block 13 PSA expires on January 31, 2004. The aggregate estimated cost for 1997 and 1998 is approximately $68,000 for MPAL and MPC.

3.       MPC Condensed financial statements

     The following are unconsolidated condensed balance sheets (in thousands) of MPC and condensed statements of operations and cash flows.

                         MAGELLAN PETROLEUM CORPORATION
                                  BALANCE SHEET

                                                                                            June 30,

                                                                                       1996                1995
                                                                                       ----                ----
                         ASSETS
Current assets                                                                      $   2,287           $   1,691
Oil and gas properties - net                                                              283                 195
Investment in MPAL                                                                     19,493              17,085
                                                                                    ---------            --------
               Total                                                                 $ 22,063           $  18,971
                                                                                     ========           =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                               $        91        $         62
                                                                                  -----------        ------------
Stockholders' equity:
  Capital                                                                              43,492              43,358
  Accumulated deficit                                                                 (18,735)            (19,616)
  Foreign currency translation adjustments                                              2,785)             (4,833)
                                                                                    ----------          ----------
                                                                                       21,972              18,909
                                                                                     --------           ---------
               Total                                                                 $ 22,063           $  18,971
                                                                                     ========           =========

                         MAGELLAN PETROLEUM CORPORATION
                             STATEMENT OF OPERATIONS

                                                                            Year ended June 30,

                                                                  1996                 1995                 1994
                                                                  ----                 ----                 ----
Revenues                                                     $       84           $       58              $    25
Costs and expenses                                                 (973)                (903)              (1,346)
                                                               ---------           ----------              -------
Loss before income taxes                                           (889)                (845)              (1,321)
Income tax provision                                                252                  261                  223
                                                               --------           ----------              -------
Loss before equity in MPAL                                       (1,141)              (1,106)              (1,544)
Equity in MPAL net income                                         2,022                1,927                2,046
                                                                -------            ---------                -----
Net income                                                    $     881           $      821              $   502
                                                              =========           ==========              =======

                         MAGELLAN PETROLEUM CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                                   Year ended June 30,

                                                                        1996               1995               1994
                                                                        ----               ----               ----

Operating Activities:
  Net income                                                         $   881           $    821              $ 502
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Abandonments                                                         200                  -                  -
    Equity in MPAL income                                             (2,022)            (1,927)            (2,046)
  Change in operating assets and liabilities:
    Accounts receivable                                                  (62)               239               (186)
    Accounts payable and accrued liabilities                              29                 (8)              (339)
                                                                    --------          ----------           --------
Net cash used in operating activities                                   (974)              (875)            (2,069)

Investing Activities:
  Additions to property and equipment                                   (288)              (195)                 -
                                                                     --------           --------         ---------

Financing Activities:
  Dividends from MPAL                                                  1,662              1,718              1,486
  Sales of common stock                                                  134                131                  4
                                                                     -------           --------            -------
                                                                       1,796              1,849              1,490
                                                                      ------            -------              -----
Net increase (decrease) in cash and
    cash equivalents                                                     534                779               (579)
Cash and cash equivalents at
  beginning of year                                                    1,533                754              1,333
                                                                      ------            -------             ------
Cash and cash equivalents at
  end of year                                                         $2,067            $ 1,533            $   754
                                                                      ======            =======            =======

4.       MPAL transactions and condensed financial statements

     The following are the condensed consolidated balance sheet of MPAL and condensed consolidated statement of operations (in thousands). At June 30, 1996, Santos Ltd. held 18.2% of MPAL and Boral Limited held 18.1% with the balance of 12.9% held by approximately 2,500 shareholders in Australia.

4.       MPAL transactions and condensed financial statements (Cont'd)

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of MPAL's subsidiaries.

                      Magellan Petroleum Australia Limited
                           Consolidated Balance Sheet

                                                                                              June 30,

                                                                                     1996                   1995
                                                                                     ----                   ----

                                ASSETS

Current assets                                                                     $12,617              $   9,776
Oil and gas properties - net                                                        41,949                 36,076
Land, building and equipment - net                                                   1,166                    969
                                                                                 ---------              ---------
               Total                                                               $55,732               $ 46,821
                                                                                   =======               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                               $  4,436              $   2,236
                                                                                  --------              ---------

Long term liabilities                                                               13,052                 11,100
                                                                                  --------               --------

Stockholders' equity:
  Capital                                                                           34,408                 34,408
  Retained earnings                                                                  8,353                  7,642
  Foreign currency translation adjustments                                          (4,517)                (8,565)
                                                                                 ----------            -----------
                                                                                    38,244                 33,485
                                                                                  --------              ---------
            Total                                                                  $55,732              $  46,821
                                                                                   =======              =========

4.       MPAL transactions and condensed financial statements (Cont'd)

                      Magellan Petroleum Australia Limited
                      Consolidated Statement of Operations

                                                                                 Year ended June 30,

                                                                     1996                1995                1994
                                                                     ----                ----                ----

Revenues                                                           $17,989             $15,366             $13,293
Costs and expenses                                                  12,908               9,355               9,294
                                                                   -------            --------             -------
Income before taxes                                                  5,081               6,011               3,999
Income tax provision (credit)                                        1,089               2,207                 (39)
                                                                  --------            --------           ----------
Net income                                                        $  3,992            $  3,804            $  4,038
                                                                  ========            ========            ========

                      Magellan and Minority Equity in MPAL

Magellan equity interest in MPAL:
  Income before tax                                                 $2,574              $3,045              $2,026
  Income tax (credit) provision                                        552               1,118                 (20)
                                                                  --------             -------             --------
  Magellan equity in net income                                     $2,022              $1,927              $2,046
                                                                    ------              ------              ------

Minority equity interest in MPAL:
  Income before tax                                                 $2,507              $2,966              $1,973
  Income tax (credit) provision                                        537               1,089                 (19)
                                                                  --------             -------              -------
  Minority interest in net income                                    1,970               1,877               1,992

Foreign currency translation                                         1,999                (352)              1,253

Dividends paid                                                      (1,619)             (1,673)             (1,447)

Other                                                                    -                   -                  35
                                                               -----------         -----------            --------
Total minority interest increase (decrease)                         $2,350            $   (148)             $1,833
                                                                    ======            =========             ======

5.       Capital and stock options

     The Company's Certificate of Incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

     On October 5, 1989, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock.

     Following is a summary of option transactions for the three years ended June 30, 1996:

Options outstanding                                       Number of shares                   Option Prices

June 30,1993                                                     388,750                      .94 - 1.125
  Granted                                                        275,000                         .8125
  Granted                                                        140,000                          .75
                                                               ---------
June 30, 1994                                                    803,750                      .75 - 1.125
  Exercised                                                     (105,000)                         .75
  Exercised                                                      (35,000)                        1.125
                                                               ----------
June 30, 1995                                                    663,750                      .75 - 1.125
  Exercised                                                      (25,000)                         .75
  Exercised                                                      (35,000)                        1.125
  Exercised                                                      (87,500)                      .75 - .94
                                                               ----------
June 30, 1996                                                    516,250                     .75 - 1.0625
                                                                 =======

Options reserved for future grants                               196,250
                                                                 =======

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock options because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock
Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company will institute the disclosure requirements of FASB No. 123 starting in fiscal 1997.

     Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 1996.

6.       Income taxes

(a) Components of pretax income (loss) by geographic area (in thousands) are as follows:

                                                                               Year ended June 30,
                                                                    1996                1995                1994
                                                                ----------            -------            -------

Americas                                                           $(2,484)           $  (783)           $(1,630)
Australia                                                            4,168              2,982              2,335
                                                                  --------              -----            -------
Total                                                               $1,684             $2,199            $   705
                                                                    ======             ======            =======

(b) Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

                                                                                  Year ended June 30,
                                                                     1996               1995               1994
                                                                  ----------         ----------          -------

Pretax consolidated income
  before minority interests                                         $4,192            $ 5,165             $2,678
Losses not recognized:
  MPC's operations                                                     890                845              1,321
  MPAL's non Australian operations                                     831               (124)               610
  Permanent differences                                             (1,615)              (217)               115
                                                                  ---------           --------               ---
Book taxable income                                                 $4,298             $5,669             $4,724
                                                                    ======             ======             ======

Australian tax rate                                                   36%                36%                 33%
                                                                      ===                ===                 ===
Australian income tax provision                                     $1,547             $2,041            $ 1,559
Tax provision attributable to reconciliation of
  year end deferred tax liability                                      458                166                  -
Tax credit attributable to settlement of
  Australian tax audit                                                   -                  -              1,599
                                                              ------------        -----------              -----
                                                                     1,089              2,207                (40)
  Less:  Minority interests                                            537              1,089                 20
                                                                 ---------             ------            -------
Australian tax provision (credit)                                      552              1,118                (20)
MPC income tax provision                                               252                261                223
                                                                 ---------            -------                ---
Consolidated income tax provision                                 $    804             $1,379            $   203
                                                                  ========             ======            =======

Current income tax provision                                      $    804          $       -         $        -
Deferred income tax                                                      -              1,379                203
                                                               -----------              -----               ----
                                                                  $    804             $1,379            $   203
                                                                  ========             ======            =======

     The amount of $9,054,000 and $8,877,000 in deferred income taxes payable at June 30, 1996 and June 30, 1995, respectively, relates primarily to the deduction of exploration and development costs which are capitalized for financial statement purposes.

         (c)      United States

         The following net operating loss carryforwards ("NOLS") and foreign tax credit carryovers ("FTC") available at June 30, 1996 (in thousands):

                                          MPC                           MPC                         MPAL
        Year Expires                      NOLS                          FTC                         NOLS
        ------------                      ----                          ---                         ----

            1997                        $     -                       $   131                     $      -
            1998                              -                           115                            -
            1999                            351                           223                            -
            2000                            982                           258                            -
            2001                            684                           250                            -
            2002                            911                             -                            -
            2003                            209                             -                            -
            2004                            915                             -                            -
            2005                            570                             -                          268
            2006                              -                             -                        2,392
            2007                            865                             -                            -
            2008                          2,055                             -                            -
            2010                              -                             -                        1,669
            2011                              -                             -                        1,765
                                      ---------                      --------                        -----
                                         $7,542                         $ 977                       $6,093
                                         ======                         =====                       ======

     A deferred tax asset in the amount of $6,526,000 in 1996 and $5,639,000 in 1995 relates to the potential federal and state tax benefit of the above net operating losses and foreign tax credits carryovers. The Company has established a valuation allowance of $6,526,000 at June 30, 1996 and $5,639,000 at June 30, 1995 because it is more likely than not at this time that none of the losses and credits will be realized.

     MPAL's investments in the U.S. have created deemed dividends under Subpart F of the Internal Revenue Code. These dividends have reduced MPC's net operating losses in earlier years. At June 30, 1996, the amount of unpaid deemed dividends was $4,343,000. For financial statement purposes, MPC's share of MPAL's after tax accumulated earnings at June 30, 1996 was $3,941,000 with $2,782,000 in accumulated currency translation losses. The tax cost of the MPAL investment at June 30, 1996 was approximately $15,800,000.

         (d)      Australia

     Effective July 1, 1995, the Australian income tax rate increased to 36% from 33%. The effect of this change was to increase the consolidated income tax provision for fiscal 1995 by $375,000.

     At June 30, 1996, A.$9,448,000 of consolidated losses and capitalized expenditures remain to be carried forward indefinitely by MPAL and its subsidiaries to reduce future petroleum taxable income.

7.       Bank loan

     MPC has a $1,500,000 revolving line of credit at the bank's prime rate of interest (8 1/4% at June 30, 1996 and 9% at June 30, 1995) plus 1%, which will expire in December 31, 1996. The line is secured by 4,400,000 shares of MPAL common stock and requires a compensating balance of $100,000 plus 10% of the amount used under the line of credit. In addition, there is a 1/2% commitment fee charged on the unused portion of the line of credit. MPC has an additional $700,000 bank commitment to provide each director and officer with a $100,000 letter of credit. The letters of credit secure MPC's agreement to indemnify its directors and officers. The directors and officers bear the cost of the letters of credit. At June 30, 1996 and 1995, the line of credit and letters of credit were not being utilized.

     MPAL has a A.$10 million line of credit with an Australian bank at the bank's prime rate of interest (7.6% at June 30, 1996, and 7.4% at June 30, 1995) plus .45%. This line of credit is unsecured and expires December 31, 1996. In addition, there is an annual fee of A.$30,000 payable with respect to the line of credit. At June 30, 1996 and 1995, the line of credit was not being utilized.

8.       Related party and other transactions

     Mr. C. Dean Reasoner, a director of the Company, is a member of the law firm of Reasoner, Davis & Fox, which firm was paid fees of $109,000, $120,000 and $132,000 for fiscal years 1996, 1995 and 1994, respectively. In fiscal 1995, the final year of his two year consulting agreement, Mr. Heath, a director of the Company, was paid $35,000 plus an expense reimbursement. G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to the Company, was paid $187,898, $256,196 and $325,388 in fees for fiscal years 1996, 1995 and 1994, respectively. James R. Joyce, the President and Chief Financial Officer, is the owner of G&O'D INC. Mr. Timothy L. Largay, a director of the Company since February 1996, is a member of the law firm of Murtha, Cullina, Richter and Pinney, which firm was paid fees of $28,449 for fiscal 1996. In addition, Messrs. Benjamin W. Heath and C. Dean Reasoner have overriding royalty interests which were granted between 1957 and 1968 on certain of the Company's oil and gas properties prior to any discoveries. The following gross royalty amounts represent payments by all of the owners of the fields, not just the Company's share. The payments to Messrs. Heath and Reasoner with respect to these royalties in fiscal 1996 were $ 45,657 and $20,071, in fiscal 1995 were $45,220 and $21,403 and in fiscal 1994 were $46,362 and $22,516, respectively.

9.       Leases

     MPAL leases various offices. At June 30, 1996 future minimum rental payments applicable to noncancelable operating leases were as follows:

                  Fiscal Year                     Amount

                     1997                        $163,000
                     1998                         160,000
                                                  -------
                                                 $323,000
                                                 ========

The information regarding the rental expense for all operating leases is included in Note 1 above.

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

     The investments of the plan at June 30, 1996 are comprised of units of NMFM Superannuation Fund, a managed growth fund. The fund's assets are invested primarily in growth assets such as Australian and international shares.

     The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                                                            June 30,
                                                                                      1996                 1995
                                                                                      ----                 ----

Plan assets at fair value                                                          $3,214,103           $2,469,925
                                                                                   ----------           ----------
Actuarial value of accumulated
  benefit obligation                                                               $3,062,115           $2,272,237
Effect of assumed future
  compensation increases                                                             (108,603)              10,157
                                                                                --------------      --------------
Projected benefit obligation
  for service to date                                                               2,953,512            2,282,394
                                                                                 ------------         ------------
Plan assets in excess of
  projected benefit obligation                                                        260,591              187,531
Unrecognized net loss                                                                 539,425              459,691
Unrecognized net asset at transition                                                 (280,256)            (284,139)
                                                                                 ------------         ------------
                                                                                   $  519,760           $  363,083
                                                                                 ============          ===========

     The net pension expense for the MPAL pension plan was as follows:

                                                                            Year ended June 30,

                                                                 1996                 1995                 1994
                                                                 ----                 ----                 ----

Service cost                                                   $247,010             $228,421             $256,123
Interest cost                                                   204,554              157,409              128,100
Actual return on plan assets                                   (259,695)            (201,565)            (124,517)
Net amortization and deferred items                             (19,298)             (15,503)             (14,964)
                                                            ------------          -----------           ----------
Net pension cost                                               $172,571             $168,762             $244,742
                                                               ========             ========             ========

Plan contributions by MPAL                                     $279,000             $250,000             $223,000
                                                               ========             ========            =========

     Significant assumptions used in determining pension cost and the related obligations were as follows:

                                                              1996                 1995                 1994

Assumed discount rate                                           8.0%                 9.0%                 9.0%
Rate of increase in future
  compensation levels                                           6.5%                15.0%                 7.5%
Expected long term rate of
   return on plan assets                                        8.5%                10.0%                10.0%

Australian exchange rate                                      $.7875               $.7097               $.7287

11.       Tender offer and litigation expenses

     MPC and MPAL had been parties to several legal proceedings that were instituted directly or indirectly as a result of the offer in 1993 by Sagasco Holdings Limited for all of the outstanding shares of MPC and MPAL. All of MPC's lawsuits have been terminated.

12.       Financial instruments

     The carrying value for cash and cash equivalents, accounts receivable and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

13.       Selected quarterly financial data (unaudited)

     The following is a summary (in thousands) of the quarterly results of operations for the years ended June 30, 1996 and 1995:

1996                                        QTR 1               QTR 2               QTR 3               QTR 4
                                            -----               -----               -----               -----

Total revenues                              $3,935              $4,649              $4,770              $4,719
Costs and expenses                           2,748               2,929               2,745               5,459
Minority interests                             687                 963               1,062                (205)
Income taxes                                   227                 632                 368                (423)
                                            ------              ------              ------              -------
Net income (loss)                           $   273             $   125              $  595             $  (112)
                                            =======             =======              ======             ========

Per share                                    $.01                $.01                $.02                $ -
                                             ====                ====                ====                ===

1995                                        QTR 1               QTR 2               QTR 3               QTR 4
                                            -----               -----               -----               -----

Total sales and revenues                    $3,450              $3,661              $3,941              $4,372
Costs and expenses                           2,631               2,605               2,756               2,267
Minority interests                             532                 666                 653               1,114
Income taxes                                   199                 513                 239                 428
                                            ------             -------              ------              ------
Net income (loss)                          $    88             $  (123)             $  293              $  563
                                           =======             ========             ======              ======

Per share                                    $ -                $(.01)               $.01                $.03
                                             ====               ======               ====                ====

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (unaudited)

                                  June 30, 1996

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

Estimated net quantities of proved developed and proved oil and gas reserves:

                                                      Natural Gas                               Oil
                                                         (BCF)                            (Thousand Bbls)

Proved Reserves:                             Australia             U.S.             Australia            U.S.
                                                (*)

June 30, 1993                                   86.527             .176                1,710               70
Revision of previous estimates                    .018             .310                  (61)              85
Extensions and discoveries                           -                 -                   -                -
Production                                      (4.783)           (.358)                (285)             (89)
                                                -------           ------                -----            -----
June 30, 1994                                   81.762             .128                1,364               66
Revision of previous estimates                    .244             .200                    -              150
Extensions and discoveries                       6.502                 -                 412                -
Production                                      (4.934)           (.132)                (280)             (89)
Sales of minerals in place                           -            (.196)                   -             (127)
                                           -----------            ------            --------             -----
June 30, 1995                                   83.574                 -               1,496                -
Revision of previous estimates                       -                 -                   -                -
Extensions and discoveries                       1.518                 -                  23                -
Production                                      (5.422)                -                (318)               -
                                                -------        ---------               -----           ------
June 30, 1996                                   79.670                 -               1,201                -
                                                ======         =========               =====           ======

Proved Developed Reserves:

June 30, 1993                                  86.527              .176                1,710              70
                                               ======            ======                =====              ==

June 30, 1994                                  81.762              .128                1,364              66
                                               ======            ======                =====              ==

June 30, 1995                                  83.574                 -                1,496               -
                                               ======            ======                =====          ======

June 30, 1996                                 79.670                  -                1,201               -
                                              ======             ======                =====          ======    =
- -------------------

(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts. Approximately 49.3% of reserves are attributable to minority interests.

Costs of oil and gas activities (in thousands):

                                                                         Australia
                                        -----------------------------------------------------------------------------
                                                     Exploration                            Development
             Fiscal Year                                  Costs                                  Costs

                 1996                                    $    335                                 $2,989
                 1995                                          14                                  4,025
                 1994                                         224                                  3,071

                                                                         Americas
                                        -----------------------------------------------------------------------------
                                                     Exploration                            Acquisition
             Fiscal Year                                 Costs                                  Costs
                 1996                                      $2,138                                 $  426
                 1995                                       2,448                                    386
                 1994                                         652                                     83


Capitalized costs subject to depletion, depreciation and amortization ("DD&A") (in thousands):

                                                                              June 30, 1996

                                                   Australia                  Americas                    Total

Costs subject to DD&A                               $66,673                    $        -               $66,673
Costs not subject to DD&A                                 -                     2,898                     2,898
Less accumulated DD&A                               (26,053)                        -                   (26,053)
                                                    --------               ----------                   --------
Net capitalized costs                               $40,620                    $2,898                   $43,518
                                                    =======                    ======                   =======

                                                                             June 30, 1995

                                                   Australia                  Americas                   Total
Costs subject to DD&A                             $  55,044             $           -                   $55,044
Costs not subject to DD&A                                 -                     2,834                     2,834
Less accumulated DD&A                               (20,517)                        -                   (20,517)
                                                   ---------             ------------                   --------
Net capitalized costs                             $  34,527                  $  2,834                   $37,361
                                                  =========                  ========                   =======

Discounted future net cash flows:

     The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 1996. Approximately 49.3% of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                                                     Australia
                                                                -----------------------------------------------------
                                                                      1996              1995              1994
                                                                    -------            ------            ------

Future cash inflows                                                 $138,797         $ 132,435          $129,973
Future production costs                                              (21,065)          (23,354)          (23,264)
Future development costs                                                   -            (1,139)             (765)
Future income tax expense                                            (41,824)          (38,870           (31,680)
                                                                   ----------        ---------           --------
Future net cash flows                                                 75,908            69,072            74,264
10% annual discount for estimating timing
  of cash flows                                                      (31,695)          (30,691)          (28,524)
                                                                   ----------        ----------          --------
Standardized measures of discounted future
  net cash flows                                                   $  44,213          $ 38,381          $ 45,740
                                                                   =========          ========          ========


                                                                                   United States
                                                                -----------------------------------------------------
                                                                      1996              1995              1994
                                                                     ------            ------            ------
Future cash inflows                                                   $(*)            $    (*)          $  1,490
Future production costs                                                                                     (393)
Future development costs                                                                                       -
Future income tax expense                                                                                      -
                                                                                                         -------
Future net cash flows                                                                                      1,097
10% annual discount for estimating timing
  of cash flows                                                                                             (117)
Standardized measures of discounted future
  net cash flows                                                                                            $980

(*)  U.S. producing properties sold effective March 31, 1995.
                                                                                       Total
                                                              -----------------------------------------------------
                                                                      1996              1995              1994
                                                                     ------             -----            ------
Future cash inflows                                                 $138,797         $ 132,435          $131,463
Future production costs                                              (21,065)          (23,354)          (23,657)
Future development costs                                                   -            (1,139)             (765)
Future income tax expense                                            (41,824)          (38,870)          (31,680)
                                                                    ---------        ----------          --------
Future net cash flows                                                 75,908            69,072            75,361
10% annual discount for estimating timing
  of cash flows                                                      (31,695)          (30,691)          (28,641)
                                                                    ---------         ---------          --------
Standardized measures of discounted future
  net cash flows                                                    $ 44,213          $ 38,381           $46,720
                                                                    ========          ========           =======

     The  following   are  the  principal   sources  of  changes  in  the  above
standardized measure of discounted future net cash flows (in thousands):

                                                                        1996              1995              1994
                                                                        ----              ----              ----

Net change in prices and production costs                             $6,330           $(3,141)           $   77
Extensions and discoveries                                                87             6,838                 -
Revision of previous quantity estimates                                    -               148              (226)
Changes in estimated future development costs                              -            (1,534)             (700)
Sales and transfers of oil and gas produced                           (9,583)           (9,266)           (8,502)
Sales of minerals in place                                                 -            (1,313)                -
Previously estimated development cost
  incurred during the period                                           1,493               765             1,983
Accretion of discount                                                  3,180             4,113             3,715
Net change in income taxes                                               (43)           (3,921)              353
Net change in exchange rate                                            4,368            (1,028)            3,893
                                                                      ------          ---------            -----
                                                                      $5,832           $(8,339)           $  593
                                                                      ======           ========           ======

Additional information regarding discounted future net cash flows.


                                    Australia

Reserves - Natural Gas

     Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which have been limited to the quantities of gas to be sold under long-term supply contracts. A summary of these contracts is as follows:

                                                                                                    MPAL
                                             MPAL Share of contract           Contract %            share
                                                quantities of gas         completed through        (before        Contract
          Gas supply contract                   to be sold (bcf)             June 30 1996         royalties)       period
          -------------------                  ------------------          ---------------       -----------      -------
                                               (after royalties)

Palm Valley - Alice Springs                              21.0                     40               50.775%       1983-2008
Palm Valley - Darwin                                     76.6                     34               50.775%       1987-2012
Mereenie - Darwin (1985)                                 17.0                     37                 35%         1987-2012
Mereenie - Darwin (1995)                                  6.5                     27                40.5%        1995-2009
Mereenie - Cosmo Howley                                   1.5                     78                40.5%        1989-1999
Mereenie - N.T. Gas                                        .3                     -                 40.5%        1996-2006
                                                      -------
                                                        122.9

Prices

     The prices (Australian dollars) used in the foregoing estimates in Australia were based upon the following contract prices of gas per mcf:

                                                              1996                1995                  1994
                                                             ------              ------                ------

Palm Valley-Alice Springs                                   A.$2.94             A.$2.85               A.$2.73
Palm Valley-Darwin                                             2.02                2.00                  1.97
Mereenie-Darwin
  Years 6-21 (1985 contract)                                    .48                 .48                   .48
  Years 22-26 (1985 contract)                                  2.07                2.05                  2.07
   1995 contract                                               2.70                2.64                     -
Mereenie - Cosmo Howley                                        2.92                2.77                  2.70
Mereenie - NT Gas contract                                     2.72                   -                     -
Crude oil per barrel                                          25.00               23.71                 24.14
Exchange rate A.$= $U.S.                                        .79                 .71                   .73

Reserves and Costs - Oil

     At June 30, 1996, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 1996. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill a few additional wells.

Income taxes

     Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A$9,448,000, A.$9,583,000 and A.$13,600,000 in unrecouped capital expenditures at 1996, 1995, and 1994, respectively. The tax rate in computing Australian future income tax expense was 36% at June 30, 1996 and 1995 and 33% in 1994.

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

Results of Operations

     The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 1996:

                                                    United States                            Australia
                                        -------------------------------------- ---------------------------------------

                                             1996 (1)     1995 (1)       1994         1996          1995         1994
                                             -----        ----           ----         ----          ----         ----

Revenues:
  Oil sales                                               $363         $ 540      $ 5,922      $ 5,330        $5,224
  Gas sales                                                115           172        9,746         7748         6,592
                                                          ----         -----       ------      -------        ------
                                                           478           712       15,668       13,078        11,816
                                                          ----         -----      -------       ------        ------
Costs:
  Production costs                                         145           354        4,410        3,455         3,524
  Depletion, abandonments
    and write downs (sales)                                (54)          889        2,713        2,302         2,018
                                                         ------        -----     --------       ------        ------
                                                            91         1,243        7,123        5,757         5,542
                                                         -----         -----     --------       ------        ------
Income (loss) before taxes and
  minority interest                                        387          (531)       8,545        7,321         6,274
Minority interest (49.3%)                                 (191)          263       (4,217)      (3,612)       (3,096)
                                                         ------        -----      --------      -------       -------
Income (loss) before taxes                                 196          (268)       4,328        3,709         3,178
  Income tax provision (2)                                   -             -       (1,558)      (1,224)       (1,049)
                                                      --------         -----      --------    ---------       -------
Net income (loss) from
  operations                                             $ 196         $(268)      $2,770       $2,485        $2,129
                                                         =====         ======      ======       ======        ======

Depletion per unit of
  production                                           $14.88         $13.27       A$3.17      A.$2.96       A.$2.88
                                                       ======         ======       ======      =======       =======
- -----------------

     (1) The Company's interest in the Navajo Joint Venture was sold effective as of March 31, 1995.

     (2) Australian income tax provision 36% in 1996 and 33% in 1995 and 1994.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                                    PART III

     For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 Certain Relationships and Related Transactions, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1996, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      (1)      Financial Statements.

     The financial statements listed below and included under Item 8, are filed as part of this report.

                                                             Page reference



Report of Independent Auditors                                     38

Consolidated balance sheet at June 30, 1996 and
  June 30, 1995                                                    39

Consolidated statement of operations
  for each of the three years in the period
  ended June 30, 1996                                              40

Consolidated statement of changes in stockholders'
  equity for each of the three years in the period
  ended June 30, 1996                                              41

Consolidated statement of cash flows for each of
  the three years in the period ended June 30, 1996                42

Notes to consolidated financial statements                       43-63

Supplementary oil and gas information (unaudited)                64-70

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

          None.

     21.  Subsidiaries of the registrant.

          (a) Magellan Petroleum Australia Limited, incorporated in Queensland, Australia.

          (b) Magellan Petroleum (N.T.) Pty. Ltd., incorporated in Queensland, Australia.

          (c) Paroo Petroleum Pty. Ltd., incorporated in Queensland, Australia.

          (d) Paroo Petroleum (Holdings), Inc., incorporated in Delaware, U.S.A.

          (e) Paroo Petroleum(USA), Inc., incorporated in Delaware, U.S.A.

          (f) Pacoota Resources Limited, incorporated in Alberta, Canada

          (g) Hadborough Pty. Ltd., incorporated in Queensland, Australia

          (h)  Magellan   Petroleum   (Eastern)  Pty.  Ltd.,   incorporated   in
          Queensland, Australia. (i) Magellan Petroleum (Burunga) Pty., Ltd., incorporated in Queensland, Australia.

          (j) Magellan Petroleum (Belize) Limited.

     22. Published report regarding matters submitted to vote of security holders.

          Not applicable.

     23.  Consent of experts and counsel.

          Consent of Ernst & Young LLP filed herewith.

     24.  Power of attorney.

          Not  applicable.

     27.  Financial Data Schedule.

          Filed herein.

     28. Information from reports furnished to state insurance regulatory agencies.

          None.

     99.  Additional Exhibits.

          None.

          (b)  Reports on Form 8-K.

               None.

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


Dated:  September 18, 1996


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


Dated:  September 18, 1996                    Dated: September 18, 1996




/s/ Dennis D. Benbow                          /s/ Walter McCann
Dennis D. Benbow                              Walter McCann
Director                                      Director


Dated:  September 18, 1996                    Dated: September 18, 1996




/s/ Timothy L. Largay                         /s/ C. Dean Reasoner
Timothy L. Largay                             C. Dean Reasoner
Director                                      Director



Dated:  September 18, 1996                    Dated: September 18, 1996