Form 10-Q
period 1996-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 1996-11-12
CIK 61398

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 1996
                               ----------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-5507

                         MAGELLAN PETROLEUM CORPORATION
 ..............................................................................
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 06-0842255
 ..............................................................................
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                    Identification No.)

149 Durham Road, Madison, Connecticut                   06443
 ...............................................................................
(Address of principal executive offices)              (Zip Code)

                                  203-245-7664
 ...............................................................................
              (Registrant's telephone number, including area code)
 ...............................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     The number of shares outstanding of the issuer's single class of common stock as of November 1, 1996 was 24,691,245.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                   September 30,                June 30,
                                                                                          1996                      1996

                                  ASSETS

Current assets:
  Cash and cash equivalents                                                        $14,119,248             $  11,278,957
  U. S. Government securities                                                          946,946                         -
  Accounts receivable                                                                1,878,602                 2,496,085
  Reimbursable development costs                                                        50,086                   237,112
  Inventories                                                                          328,528                   371,925
                                                                                  ------------              ------------
          Total current assets                                                      17,323,410                14,384,079
                                                                                    ----------                ----------

Property and equipment:
  Oil and gas properties (full cost method)                                         66,715,933                65,621,151
  Land, buildings and equipment                                                      2,250,681                 2,328,174
  Field equipment                                                                    1,495,952                 1,621,561
                                                                                  ------------               -----------
                                                                                    70,462,566                69,570,886
  Less accumulated depletion, depreciation and amortization                        (26,840,375)              (26,053,222)
                                                                                   ------------              ------------
  Net property and equipment                                                        43,622,191                43,517,664
                                                                                    ----------                ----------

  Other assets                                                                         522,334                   519,759
                                                                                  ------------              ------------
                                                                                   $61,467,935               $58,421,502
                                                                                   ===========               ===========
        LIABILITIES, MINORITY INTERESTS  AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $2,153,048               $ 1,504,167
  Accrued liabilities                                                                  998,972                 1,041,372
  Income tax payable                                                                 1,990,627                 1,980,817
                                                                                   -----------               -----------
          Total current liabilities                                                  5,142,647                 4,526,356
                                                                                   -----------               -----------

Long term liabilities:
  Deferred income taxes                                                              9,867,832                 9,054,117
  Reserve for future restoration costs                                               3,922,238                 3,902,909
                                                                                   -----------                 ---------
                                                                                    13,790,070                12,957,026
                                                                                    ----------                ----------

Minority interests:                                                                 19,862,245                18,966,281
                                                                                   -----------                ----------

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 50,000,000 shares
   Outstanding 24,691,245 shares                                                       246,912                   246,912
  Capital in excess of par value                                                    43,244,901                43,244,901
                                                                                    ----------               -----------
                                                                                    43,491,813                43,491,813
  Deficit                                                                          (18,175,040)              (18,735,378)
  Foreign currency translation adjustments                                          (2,643,800)               (2,784,596)
                                                                                   ------------              ------------
     Total stockholders' equity                                                     22,672,973                21,971,839
                                                                                   -----------               -----------
                                                                                   $61,467,935               $58,421,502
                                                                                   ===========               ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                         Three months ended
                                                                                           September 30,
                                                                                                ---
                                                                                     1996                      1995


            Revenues:
              Oil sales                                                         $1,758,328              $  1,310,237
              Gas sales                                                          2,770,943                 2,144,888
              Other production related revenues                                    356,719                   310,754
              Interest income                                                      223,936                   168,897
                                                                              ------------               -----------
                                                                                 5,109,926                 3,934,776
                                                                               -----------                 ---------
            Costs and expenses:
              Production costs                                                   1,284,818                 1,058,777
              Salaries and employee benefits                                       433,376                   452,782
              Depletion, depreciation and
                amortization                                                       865,885                   696,839
              Auditing, accounting and
                legal services                                                     194,049                   213,087
              Shareholder communications                                            19,036                    27,850
              Other                                                                213,916                   293,287
              Interest                                                               7,882                     5,774
                                                                            --------------             -------------
                                                                                 3,018,962                 2,748,396
                                                                                ----------                ----------
            Income before income taxes and minority interests                    2,090,964                 1,186,380
              Income tax provision                                                 768,459                   448,133
                                                                               -----------               -----------
            Income before minority interests                                     1,322,505                   738,247
              Minority interests                                                   762,167                   465,738
                                                                               -----------               -----------
            Net income                                                        $    560,338             $     272,509
                                                                              ============             =============

              Average number of shares outstanding                              24,691,245                24,547,495
                                                                                ==========                ==========

            Net income per share                                                   $.02                      $.01
                                                                                   ====                      ====



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                      Capital in                        Accumulated
                                     Number           Common          excess of                         translation
                                   of shares           stock          par value          Deficit        adjustments        Total

June 30, 1996                     24,691,245          $246,912      $43,244,901      $(18,735,378)     $(2,784,596)    $21,971,839
  Net income                               -                 -                -           560,338                -         560,338
  Currency translation
    adjustments                            -                 -                -                 -          140,796         140,796
                                ----------------  -------------    ----------------- ----------------- -----------    ------------
September 30, 1996                24,548,745          $246,912      $43,244,901      $(18,175,040)     $(2,643,800)    $22,672,973
                                  ==========          ========      ===========      ==============    ============    ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                      Three months ended
                                                                                          September 30,
                                                                               1996                      1995


Operating Activities:
  Net income                                                               $    560,338             $    272,509
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                    865,885                  696,839
    Deferred income taxes                                                       813,715                  809,843
    Minority interests                                                          762,167                  686,804
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                         636,238                 (513,032)
    Reimbursable development costs                                              188,382                 (112,632)
    Other assets                                                                  2,344                  (19,949)
    Inventories                                                                  46,703                  (38,577)
    Accounts payable and accrued liabilities                                    632,771                  494,445
                                                                           ------------             ------------
Net cash provided by operating activities                                     4,508,543                2,276,250
                                                                            -----------              -----------

Investing Activities:
  Purchase of U.S. Government securities                                       (946,946)                       -
  Net additions to property and equipment                                      (765,981)              (2,532,666)
                                                                            -------------            ------------
Net cash used in investing activities                                        (1,712,927)              (2,532,666)
                                                                            ------------             ------------

Financing Activities:
  Exercise of MPC stock options and stock issued                                      -                    3,750
                                                                     ------------------           --------------
Net cash provided in financing activities                                             -                    3,750
                                                                     ------------------            -------------

  Effect of exchange rate changes on cash
  and cash equivalents                                                           44,675                  237,855
                                                                          -------------             ------------
Net increase (decrease) in cash and cash equivalents                          2,840,291                  (14,811)
  Cash and cash equivalents at
    beginning of year                                                        11,278,957                8,982,582
                                                                           ------------             ------------
Cash and cash equivalents at
    end of period                                                           $14,119,248              $ 8,967,771
                                                                            ===========              ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1996

Item 1.       Financial Statements - Notes

         The information for the three month period ended September 30, 1996 and 1995, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

Consolidated

         At September 30, 1996, the Company on a consolidated basis had approximately 14,119,000 of cash and cash equivalents. A summary of the major changes in cash items during the period is as follows:

         Cash and cash equivalents at beginning of period      $11,279,000
         Cash provided by operations                             4,509,000
         Net additions to property and equipment                  (766,000)
         Purchase of U.S. Government securities                   (947,000)
         Other                                                      44,000)
                                                            ---------------
         Cash and cash equivalents at end of period            $14,119,000
                                                               ===========

As to the Company (unconsolidated)

         At September 30, 1996, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $1,953,000. MPC's normal annual operating budget is approximately $700,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1997, MPC has budgeted approximately $350,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

         During September 1996, MPAL announced that its Board of Directors had recommended a dividend of A.$.10 per share. MPC's share of this dividend is approximately $1,775,000 less Australian withholding taxes of $266,000. The net proceeds of $1,509,000 will be added to MPC's working capital. The dividend was approved at MPAL's Annual General Meeting held on October 31, 1996 and is payable on November 26, 1996.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As to MPAL

         At September 30, 1996, MPAL had working capital of approximately $10,228,000. MPAL has budgeted approximately $5.6 million for exploration in fiscal 1997 in comparison to the $2.9 million incurred during fiscal 1996. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended September 30, 1996 vs. September 30, 1995.

         The Company had consolidated net income of $560,338 for the three month period ended September 30, 1996 compared to net income of $272,509 for the comparable 1995 period. The components of consolidated net income for the comparable periods were as follows:

                                           Three month period ended
                                                  September 30,
                                         1996                        1995

MPC unconsolidated pretax loss         $(219,957)                 $(205,654)
MPC income tax                            (2,206)                         -
Share of MPAL pretax income            1,170,671                    705,127
Share of MPAL income tax provision      (388,170)                  (226,964)
                                      ----------                 ----------
Consolidated net income                $ 560,338                  $ 272,509
                                        ========                  =========

Net income per share                      $.02                        $.01
                                          ====                        ====

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales increased by 34% in the current quarter increased because of a 17% increase in oil prices and because of a 13% increase in the number of units sold. The average value of the Australian dollar also increased 6% during the 1996 period. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                   Three month period ended September 30,
                                                   --------------------------------------
                                        1996 Sales                                      1995 Sales
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl

Australia-Mereenie               98,927               A.$25.75                 87,750                A.$22.01


         Gas sales increased 29% with a 7% increase in the volumes of gas sold and price increases as shown below. The average value of the Australian dollar also increased 6% during the 1996 period. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                       Three month period ended September 30,
                                              1996 Sales                                 1995 Sales
                                                         Average price                             Average price
                                        bcf                 per mcf                bcf                per mcf

Australia:
Palm Valley
  Alice Springs contract                 .232               A.$2.94                .247               A.$2.85
  Darwin contract                        .377               A.$2.02                .653               A.$2.00
Mereenie:
  Darwin contact                         .626               A.$2.17                .400               A.$1.85
  Other                                  .338               A.$2.69                .168               A.$2.62
                                         ----                                      ----
       Total                            1.573                                     1.468
                                        =====                                     =====

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues increased 15% to $357,000 in 1996 compared to 311,000 in 1995. The primary reason for the increase is that MPAL's share of gas pipeline tariffs increased during the 1996 period.

     Interest increased 33% in 1996. The increase from $169,000 in 1995 to $224,000 in 1996 results from the combination of additional funds available for investment and higher interest rates.

                               Costs and Expenses

         Production costs increased 21%. The increase relates to an increase in costs at Mereenie because of the current work program to increase production.

     Depreciation, depletion and amortization increased 24% in 1996. The increase reflects the increase in the number of units sold.

         Shareholder communications decreased 32% from $28,000 in 1995 to $19,000 in 1996 because of cost saving efforts.

     Other costs decreased 27% from $293,000 in 1995 to $214,000 in 1996. The primary reason for the decrease is a reduction in the amount paid to consultants in the 1996 period.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                              Three month period
                                              ended September 30,

                                           1996                       1995
                                           ----                       ----
Pretax consolidated income               $2,091                     $1,186
Losses not recognized:
  MPC's U.S. operations                     220                        206
  MPAL's non Australian operations          339                        224
  Permanent differences                    (522)                      (372)
                                       --------                   --------
Book taxable income                      $2,128                     $1,244
                                         ======                     ======

Australian tax rate                        36%                         36%
                                           ===                         ===

Australian tax provision                   766                        448
U.S. tax provision                           2                          -
                                       -------                   --------
Consolidated income tax provision         $768                       $448
                                          ====                       ====

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7914 at September 30, 1996 compared to a value of $.7875 at June 30, 1996. This resulted in a $141,000 credit to the foreign currency translation adjustments account for the three month period ended September 30, 1996. The .5% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance at September 30, 1996 from the June 30, 1996 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7887 for the quarter ended September 30, 1996, which is a 6% increase compared to the $.7411 rate for the quarter ended September 30, 1995.

                         PART II - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1996


Item 5.           Other Information.

                  The Company expects that a drilling rig will be on location in Belize, C.A. to begin drilling an exploration well in the Gladden Basin by mid December 1996.

Item 6.           Exhibits and Reports on Form 8-K

                  On September 24, 1996, the Company filed a Current Report on Form 8-K to announce the date, time and place of the Annual Meeting of Stockholders for fiscal year 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                   MAGELLAN PETROLEUM CORPORATION
                                            Registrant





Date:  November 12, 1996           By /s/ James R. Joyce
                                   James R. Joyce, President and
                                   Chief Financial and Accounting Officer