Form 10-Q
period 1996-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 1997-02-11
CIK 61398

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996
                               ---------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of February 1, 1997 was 24,851,245.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                 December 31,                 June 30,
                                                                                        1996                     1996
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                      $  10,810,324             $  11,278,957
  U. S. Government securities                                                          946,946                         -
  Accounts receivable                                                                3,406,474                 2,496,085
  Reimbursable development costs                                                       270,379                   237,112
  Inventories                                                                          385,314                   371,925
                                                                                 -------------              ------------
          Total current assets                                                      15,819,437                14,384,079
                                                                                   -----------                ----------

Property and equipment:
  Oil and gas properties (full cost method)                                         68,566,080                65,621,151
  Land, buildings and equipment                                                      1,979,644                 2,328,174
  Field equipment                                                                    1,501,029                 1,621,561
                                                                                 -------------               -----------
                                                                                    72,046,753                69,570,886
  Less accumulated depletion, depreciation and amortization                        (27,701,207)              (26,053,222)
                                                                                   ------------              ------------
  Net property and equipment                                                        44,345,546                43,517,664
                                                                                    ----------                ----------

  Other assets                                                                         524,512                   519,759
                                                                                --------------              ------------
                                                                                $   60,689,495               $58,421,502
                                                                                ==============               ===========
        LIABILITIES, MINORITY INTERESTS  AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $   2,382,052               $ 1,504,167
  Accrued liabilities                                                                  966,658                 1,041,372
  Income tax payable                                                                              -            1,980,817
                                                                               --------------------          -----------
          Total current liabilities                                                  3,348,710                 4,526,356
                                                                                 -------------               -----------

Long term liabilities:
  Deferred income taxes                                                             10,858,704                 9,054,117
  Reserve for future restoration costs                                               3,938,593                 3,902,909
                                                                                 -------------                 ---------
                                                                                    14,797,297                12,957,026
                                                                                  ------------                ----------

Minority interests:                                                                 19,127,548                18,966,281
                                                                                  ------------                ----------

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 50,000,000 shares
    Outstanding 24,851,245 and 24,691,245 shares                                       248,512                   246,912
  Capital in excess of par value                                                    43,410,176                43,244,901
                                                                                    ----------               -----------
                                                                                    43,658,688                43,491,813
  Deficit                                                                          (17,752,736)              (18,735,378)
  Foreign currency translation adjustments                                          (2,490,012)               (2,784,596)
                                                                                   ------------              ------------
     Total stockholders' equity                                                     23,415,940                21,971,839
                                                                                   -----------               -----------
                                                                                   $60,689,495               $58,421,502
                                                                                   ===========               ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                        Three months ended                  Six months ended
                                                                              December 31,                      December 31,

                                                                         1996             1995            1996             1995
                                                                         ----             ----            ----             ----
            Revenues:
              Oil sales                                             $1,878,147        $1,538,373    $   3,636,475      $  2,848,610
              Gas sales                                              2,940,415         2,528,475        5,711,358         4,673,363
              Other production related revenues                        412,836           429,334          769,555           740,088
              Interest income                                          226,643           152,955          450,579           321,852
                                                                       -------      ------------      -----------        ----------
                                                                     5,458,041         4,649,137       10,567,967         8,583,913
                                                                     ---------       -----------       ----------         ---------
            Costs and expenses:
              Production costs                                       1,110,618         1,003,683        2,395,436         2,062,460
              Salaries and employee benefits                           505,041           464,750          938,417           917,532
              Depletion, depreciation and
                amortization                                           948,214           799,056        1,814,099         1,495,895
              Auditing, accounting and
                legal services                                          57,374           224,888          251,423           437,975
              Shareholder communications                               115,149           101,862          134,185           129,712
              Other                                                    155,751           325,201          369,667           618,488
              Interest                                                  22,953             9,524           30,835            15,298
                                                                   -----------      ------------      -----------       -----------
                                                                     2,915,100         2,928,964        5,934,062         5,677,360
                                                                     ---------         ---------        ---------         ---------
            Income before income taxes and minority interests        2,542,941         1,720,173        4,633,905         2,906,553
              Income tax provision                                   1,226,503         1,003,712        1,994,962         1,451,845
                                                                     ---------         ---------        ---------         ---------
            Income before minority interests                         1,316,438           716,461        2,638,943         1,454,708
              Minority interests                                       894,134           591,067        1,656,301         1,056,805
                                                                     ---------       -----------        ---------         ---------
            Net income                                              $  422,304      $    125,394      $   982,642        $  397,903
                                                                    ==========      ============      ===========        ==========

            Average number of shares outstanding                    24,747,370        24,563,745       24,723,316        24,556,602
                                                                    ==========        ==========       ==========        ==========

            Net income per share                                       $.02             $.01              $.04             $.02
                                                                       ====             ====              ====             ====


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                    Capital in                        Accumulated
                                     Number           Common        excess of                         translation
                                   of shares          stock         par value          Deficit        adjustments         Total

June 30, 1996                     24,691,245          $246,912      $43,244,901     $(18,735,378)     $(2,784,596)     $21,971,839
  Net income                               -                 -                -          982,642                -          982,642
  Currency translation adjustments         -                 -                -                -          294,584          294,584
  Exercise of stock options          160,000             1,600          165,275                -                -          166,875
                                -------------     ------------     -------------    --------------    -------------    ------------

December 31, 1996                 24,851,245          $248,512      $43,410,176     $(17,752,736)     $(2,490,012)     $23,415,940
                                  ==========          ========      ===========     =============     ============     ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Six months ended
                                                                                        December 31,
                                                                               1996                      1995


Operating Activities:
  Net income                                                           $        982,642             $    397,903
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                  1,814,099                1,495,895
    Deferred income taxes                                                     1,804,587                1,028,818
    Minority interests                                                        1,656,301                1,650,070
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                        (872,979)                (122,798)
    Reimbursable development costs                                              (29,789)                 (13,816)
    Other assets                                                                  2,404                  (10,564)
    Inventories                                                                  (8,199)                 (50,701)
   Income tax payable                                                         1,998,927                        -
    Accounts payable and accrued liabilities                                    842,555                  402,772
                                                                           ------------             ------------
Net cash provided by operating activities                                     4,192,694                4,777,579
                                                                            -----------              -----------

Investing Activities:
  Purchase of U.S. Government securities                                       (946,946)                       -
  Net additions to property and equipment                                    (2,246,740)              (3,283,148)
                                                                            ------------             ------------
Net cash used in investing activities                                        (3,193,686)              (3,283,148)
                                                                            ------------             ------------

Financing Activities:
  Dividends to MPAL minority shareholders                                    (1,778,622)              (1,619,104)
                                                                            ------------
  Exercise of MPC stock options                                                (166,875)                  18,750
                                                                              ----------           -------------
Net cash used in financing activities                                        (1,611,747)              (1,600,354)
                                                                            ------------              -----------

  Effect of exchange rate changes on cash
  and cash equivalents                                                          144,106                  108,200
                                                                           ------------             ------------
Net increase in cash and cash equivalents                                      (468,633)                   2,277
  Cash and cash equivalents at
    beginning of year                                                        11,278,957                8,982,582
                                                                           ------------             ------------
Cash and cash equivalents at
    end of period                                                           $10,810,324              $ 8,984,859
                                                                            ===========              ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996

Item 1.       Financial Statements - Notes

         The information for the three and six month periods ended December 31, 1996 and 1995, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

Consolidated

         At December 31, 1996, the Company on a consolidated basis had approximately $10,810,000 of cash and cash equivalents. A summary of the major changes in cash items during the period is as follows:

    Cash and cash equivalents at beginning of period               $11,279,000
    Cash provided by operations                                      4,193,000
    Net additions to property and equipment                         (2,247,000)
    Purchase of U.S. Government securities                            (947,000)
    Dividends paid to MPAL minority shareholders                    (1,779,000)
    Other                                                              311,000
                                                                   -------------
    Cash and cash equivalents at end of period                     $10,810,000
                                                                   ===========

As to the Company (unconsolidated)

         At December 31, 1996, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $3,271,000. MPC's normal annual operating budget is approximately $700,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1997, MPC has budgeted approximately $350,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

         During November 1996 , MPC received a dividend of $1,826,000 less $274,000 of Australian withholding taxes. The net proceeds of $1,552,000 were added to MPC's working capital.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1996

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Cont'd)

As to MPAL

         At December 31, 1996, MPAL had working capital of approximately $9,200,000. MPAL has budgeted approximately $5.6 million for exploration in fiscal 1997 in comparison to the $2.9 million incurred during fiscal 1996. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended December 31, 1996 vs. December 31, 1995.

         The Company had consolidated net income of $422,304 for the three month period ended December 31, 1996 compared to net income of $125,394 for the comparable 1995 period. The components of consolidated net income for the comparable periods were as follows:

                                                Three month period ended
                                                         December 31,
                                             1996                        1995
                                           ---------                  ---------

MPC unconsolidated pretax loss             $(221,774)                 $(231,956)
MPC income tax                              (273,911)                  (249,486)
Share of MPAL pretax income                 1,400,555                    988,966
Share of MPAL income tax provision          (482,566)                  (382,130)
                                           ----------                 ----------
Consolidated net income                     $ 422,304                  $ 125,394
                                           ==========                  =========

Net income per share                            $.02                        $.01
                                                ====                        ====

PART I  FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales increased by 22% in the current quarter because of a 28% increase in oil prices, notwithstanding an 8% decrease in the number of units sold. The average value of the Australian dollar also increased 7% during the 1996 period. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                    Three month period ended December 31,
                                                    -------------------------------------
                                         1996 Sales                                     1995 Sales
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl

Australia-Mereenie               90,799               A.$29.86                 98,182                A.$23.42

         Gas sales increased 16% with a 6% increase in the volumes of gas sold and price increases as shown below. The average value of the Australian dollar also increased 7% during the 1996 period. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                       Three month period ended December 31,

                                               1996 Sales                                1995 Sales
                                                         Average price                             Average price
                                        bcf                 per mcf                bcf                per mcf
Australia:
Palm Valley
  Alice Springs contract                 .284               A.$2.95                .288               A.$2.89
  Darwin contract                        .635               A.$2.02                .616               A.$2.01
Mereenie:
  Darwin contact                         .523               A.$1.99                .499               A.$1.94
  Other                                  .300               A.$2.72                .240               A.$2.65
                                         ----                                      ----
       Total                            1.742                                     1.643
                                        =====                                     =====

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  (Cont'd)

         Interest income increased 48% in 1996. The increase from $153,000 in 1995 to $227,000 in 1996 results from the additional funds available for investment.

                               Costs and Expenses

         Production costs increased 11% from $1,004,000 in 1995 to $1,111,000 in 1996. The increase relates to an increase in costs at Mereenie because of the current work program to increase production and the 7% increase in the value of the Australian dollar.

         Salaries and employee benefits increased 9% from $465,000 in 1995 to $505,000 in 1996. The increase is primarily the effect of the 7% increase in the Australian exchange rate used to translate the results for the periods.

          Depreciation, depletion and amortization increased 19% in 1996 to $948,000 compared to $799,000 in 1995. The increase reflects an increase in capitalized exploration costs and the 7% increase in the value of the Australian dollar.

         Auditing, accounting and legal services decreased 74% from $225,000 in 1995 to $57,000 in 1996. The 1996 period includes a credit of $67,000 for certain legal costs recovered by MPAL in settlement of a 1994 Sagasco tender offer dispute. In addition, the 1995 period included various non-recurring legal disputes and activities which have now been favorably settled.

         Shareholder communications increased 13% from $102,000 in 1995 to $115,000 in 1996 because of increased printing and mailing costs.

          Other costs decreased 52% from $325,000 in 1995 to $156,000 in 1996. The primary reason for the decrease is a reduction in the 1996 amounts paid to consultants, and a decrease in 1996 travel costs.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                     Three month period
                                                     ended December 31,

                                               1996                       1995
                                               ----                       ----
Pretax consolidated income                    $2,543                     $1,721
Losses not recognized:
  MPC's U.S. operations                          222                        232
  MPAL's non Australian operations               442                        274
  Permanent differences                         (560)                      (129)
                                            ---------                   --------
Book taxable income                           $2,647                     $2,098
                                              ======                     ======

Australian tax rate                             36%                         36%
                                                ===                         ===

Australian tax provision                         953                        755
U.S. tax provision                               274                        249
                                             -------                   --------
Consolidated income tax provision             $1,227                     $1,004
                                              ======                     ======


                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7947 at December 31, 1996 compared to a value of $.7914 at September 30, 1996. This resulted in a $154,000 credit to the foreign currency translation adjustments account for the three month period ended December 31, 1996. The average exchange rate used to translate MPAL's operations in Australia was $.7971 for the quarter ended December 31, 1996, which is a 7% increase compared to the $.7480 rate for the quarter ended December 31, 1995.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Six month period ended December 31, 1996 vs. December 31, 1995.

         The Company had consolidated net income of $982,642 for the six month period ended December 31, 1996 compared to net income of $397,902 for the comparable 1995 period. The components of consolidated net income for the comparable periods were as follows:

                                                   Six month period ended
                                                         December 31,
                                             1996                        1995

MPC unconsolidated pretax loss             $(441,731)                 $(437,610)
MPC income tax                              (276,117)                  (249,486)
Share of MPAL pretax income                2,571,226                  1,694,092
Share of MPAL income tax provision          (870,736)                  (609,094)
                                            ---------                 ----------
Consolidated net income                     $982,642                  $ 397,902
                                            ========                  =========

Net income per share                           $.04                        $.02
                                               ====                        ====

                                    Revenues

          Oil sales increased by 28% in the current quarter increased because of a 22% increase in oil prices and a 2% increase in the number of units sold. The average value of the Australian dollar also increased 6% during the 1996 period. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                     Six month period ended December 31,
                                                     -----------------------------------
                                           1996 Sales                                   1995 Sales
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
Australia-Mereenie              189,726               A.$27.72                185,932                A.$22.76

PART I  FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996

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

                                                        Six month period ended December 31,
                                                1996 Sales                               1995 Sales
                                                         Average price                             Average price
                                        bcf                 per mcf                bcf                per mcf

Australia:
Palm Valley
  Alice Springs contract                 .515               A.$2.95                .535               A.$2.87
  Darwin contract                       1.012               A.$2.02               1.268               A.$2.01
Mereenie:
  Darwin contact                        1.150               A.$2.09                .899               A.$1.90
  Other                                  .638               A.$2.71                .409               A.$2.64
                                         ----                                      ----
       Total                            3.315                                     3.111
                                        =====                                     =====

         Interest income increased 40% in 1996. The increase from $322,000 in 1995 to $451,000 in 1996 results from the combination of additional funds available for investment and higher interest rates.

                               Costs and Expenses

         Production costs increased 16% from $2,062,000 in 1995 to $2,395,000 in 1996. The increase relates to an increase in costs at Mereenie because of the current work program to increase production and a 6% increase in the value of the Australian dollar.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Cont'd)

          Depreciation, depletion and amortization increased 24% in 1996 to $1,814,000 from $1,496,000 in 1995. The increase reflects the increase in the number of units sold, an increase in capitalized exploration costs and a 6% increase in the value of the Australian dollar.

         Auditing, accounting and legal services decreased 43% from $438,000 in 1995 to $251,000 in 1996. The 1996 period includes a credit of $67,000 for certain legal costs recovered by MPAL in settlement of a 1994 Sagasco tender offer dispute. In addition, the 1995 period included various non-recurring legal disputes and activities which have now been favorably settled.

          Other costs decreased 40% from $618,000 in 1995 to $370,000 in 1996. The primary reason for the decrease is a reduction in the 1996 amounts paid to consultants and a decrease in 1996 travel expenses.

                                  Income Taxes

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                    Six month period
                                                    ended December 31,

                                              1996                       1995
                                              ----                       ----
Pretax consolidated income                    $4,634                     $2,907
Losses not recognized:
  MPC's U.S. operations                          442                        438
  MPAL's non Australian operations               781                        498
  Permanent differences                       (1,082)                      (501)
                                             --------                   --------
Book taxable income                           $4,775                     $3,342
                                              ======                     ======

Australian tax rate                             36%                         36%
                                                ===                         ===

Australian tax provision                       1,719                      1,203
U.S. tax provision                               276                        249
                                             --------                   --------
Consolidated income tax provision             $1,995                     $1,452
                                              ======                     ======

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.7947 at December 31, 1996 compared to a value of $.7875 at June 30, 1996. This resulted in a $295,000 credit to the foreign currency translation adjustments account for the six month period ended December 31, 1996. The 1% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance at December 31, 1996 from the June 30, 1996 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7920 for the quarter ended December 31, 1996, which is a 6% increase compared to the $.7445 rate for the quarter ended December 31, 1995.

                         PART II - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1996


Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) On December 10, 1996, the Company held its Annual General Meeting of Stockholders for the year ended June 30, 1996.

                  (b) The following directors were reelected as directors of the Company. The vote was as follows:

                                               Shares                                   Stockholders
                                     For                 Withheld                 For                 Withheld

James R. Joyce                      19,924,623            694,299                 3,405                 361
Timothy L. Largay                   19,928,766            690,156                 3,440                 326

                  (c) The firm of Ernst & Young LLP, was appointed as the Company's independent auditors for the year ending December 31, 1996. The vote was as follows:

                              Shares                         Stockholders
                            20,126,213                          3,529
Against                        316,526                            114
Abstain                        176,183                            123

Item 5.           Other Information.

                  On January 29, 1997, the Company reported that the Gladden No. 1 wildcat well offshore Belize, CA was plugged and abandoned. The well reached its planned depth of 8,000 feet with no indications of commercially recoverable hydrocarbons. The drilling data will be studied to assess possible additional activity on the permit. After the evaluation is completed, the Company will determine the appropriate carrying value of the investment.

Item 6.           Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                         MAGELLAN PETROLEUM CORPORATION
                                         Registrant





Date:  February  11 , 1997               By /s/ James R. Joyce
                                         James R. Joyce, President and
                                         Chief Financial and Accounting Officer