Form 10-Q
period 1997-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 1997-05-14
CIK 61398

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1997
                               ----------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-5507

                         MAGELLAN PETROLEUM CORPORATION
 ................................................................................
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             06-0842255
 ................................................................................
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

149 Durham Road, Madison, Connecticut                               06443
 ................................................................................
(Address of principal executive offices)                         (Zip Code)

                                  203-245-7664
 ................................................................................
              (Registrant's telephone number, including area code)
 ................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          |X|  Yes      |_|   No
         The number of shares outstanding of the issuer's single class of common stock as of May 12, 1997 was 24,851,245.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                     March 31,                 June 30,
                                                                                       1997                      1996
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                        $12,203,348             $  11,278,957
  U. S. Government securities                                                          946,946                         -
  Accounts receivable                                                                1,606,136                 2,496,085
  Reimbursable development costs                                                       126,236                   237,112
  Inventories                                                                          282,397                   371,925
                                                                                  ------------              ------------
       Total current assets                                                         15,165,063                14,384,079
                                                                                    ----------                ----------

Property and equipment:
  Oil and gas properties (full cost method)                                         69,654,257                65,621,151
  Land, buildings and equipment                                                      1,893,165                 2,328,174
  Field equipment                                                                    1,484,959                 1,621,561
                                                                                   -----------               -----------
                                                                                    73,032,381                69,570,886
  Less accumulated depletion, depreciation and amortization                        (28,213,108)              (26,053,222)
                                                                                   ------------              ------------
  Net property and equipment                                                        44,819,273                43,517,664
                                                                                    ----------                ----------

  Other assets                                                                         518,769                   519,759
                                                                                  ------------              ------------
                                                                                   $60,503,105               $58,421,502
                                                                                   ===========               ===========
                     LIABILITIES, MINORITY INTERESTS
                         AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $ 1,529,980               $ 1,504,167
  Accrued liabilities                                                                  940,502                 1,041,372
  Income tax payable                                                                         -                 1,980,817
                                                                                   -----------               -----------
       Total current liabilities                                                     2,470,482                 4,526,356
                                                                                   -----------               -----------

Long term liabilities:
  Deferred income taxes                                                             10,749,859                 9,054,117
  Reserve for future restoration costs                                               3,895,475                 3,902,909
                                                                                     ---------                 ---------
                                                                                    14,645,334                12,957,026
                                                                                    ----------                ----------

Minority interests:                                                                 19,605,265                18,966,281
                                                                                    ----------                ----------

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 50,000,000 shares
    Outstanding 24,851,245 and 24,691,245 shares                                       248,512                   246,912
  Capital in excess of par value                                                    43,410,176                43,244,901
                                                                                   -----------               -----------
                                                                                    43,658,688                43,491,813
  Deficit                                                                          (17,098,155)              (18,735,378)
  Foreign currency translation adjustments                                          (2,778,509)               (2,784,596)
                                                                                   ------------              ------------
       Total stockholders' equity                                                   23,782,024                21,971,839
                                                                                   -----------               -----------
                                                                                   $60,503,105               $58,421,502
                                                                                   ===========               ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                Three months ended                  Nine months ended
                                                                     March 31,                           March 31,
                                                              1997              1996             1997              1996
                                                             ------            ------           ------            ------

Revenues:
  Oil sales                                                $ 1,692,263       $ 1,620,607      $ 5,328,738       $ 4,469,217
  Gas sales                                                  2,925,565         2,475,558        8,636,923         7,148,921
  Other production related revenues                            364,631           222,018        1,134,186           962,106
  Interest income                                              193,464           161,415          644,043           483,267
  Gain on sale of assets                                             -           290,311                -           290,311
                                                         --------------     -------------   --------------    --------------
                                                             5,175,923         4,769,909       15,743,890        13,353,822
                                                         --------------     -------------   --------------    --------------
Costs and expenses:
  Production costs                                           1,251,602         1,361,096        3,647,038         3,423,556
  Salaries and employee benefits                               398,609           410,402        1,337,026         1,327,934
  Depletion, depreciation and
    amortization                                               947,925           761,164        2,762,024         2,257,059
  Auditing, accounting and
    legal services                                              87,819           158,506          339,242           596,481
  Shareholder communications                                    25,434            32,429          159,619           162,141
  Other                                                        302,572            14,005          672,239           632,493
  Interest                                                       9,381             7,558           40,216            22,856
                                                         --------------    --------------   --------------    --------------
                                                             3,023,342         2,745,160        8,957,404         8,422,520
                                                         --------------    --------------   --------------    --------------
Income before income taxes and minority interests            2,152,581         2,024,749        6,786,486         4,931,302
  Income tax provision                                         759,330           724,036        2,754,292         2,175,881
                                                         --------------    --------------   --------------    --------------
Income before minority interests                             1,393,251         1,300,713        4,032,194         2,755,421
  Minority interests                                           738,670           706,041        2,394,971         1,762,846
                                                         --------------    --------------   --------------    --------------
Net income                                                 $   654,581       $   594,672       $1,637,223       $   992,575
                                                           ===========       ===========       ==========       ===========

Average number of shares outstanding                        24,851,245        24,599,370       24,761,695        24,572,495
                                                            ==========        ==========       ==========        ==========

Net income per share                                           $.03             $.02              $.07             $.04
                                                               ====             ====              ====             ====



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                       Capital in                        Accumulated
                                       Number           Common          excess of                        translation
                                     of shares           stock          par value         Deficit        adjustments         Total

June 30, 1996                       24,691,245          $246,912      $43,244,901     $(18,735,378)     $(2,784,596)     $21,971,839
  Net income                                 -                 -                -        1,637,223                -        1,637,223
  Currency
translation                                                    -                                              6,087            6,087
adjustments                                  -                                  -                -
  Exercise of stock options            160,000             1,600          165,275                                            166,875
                                  ------------      ------------     ------------    --------------    -------------    ------------
                                                                                                 -                -
March 31, 1997                      24,851,245          $248,512      $43,410,176     $(17,098,155)     $(2,778,509)     $23,782,024
                                    ==========          ========      ===========     =============     ============     ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                         March 31,
                                                                               1997                    1996
                                                                              ------                  ------


Operating Activities:
  Net income                                                            $   1,637,223            $     992,575
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                2,762,024                2,257,059
    Deferred income taxes                                                   1,695,742                1,967,245
    Minority interests                                                      2,394,971                2,712,179
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                       829,802                  145,655
    Reimbursable development costs                                            104,815                  (25,626)
    Other assets                                                              (16,333)                (151,952)
    Inventories                                                                78,613                  (87,867)
    Income tax payable                                                      1,977,044                        -
    Accounts payable and accrued liabilities                                 (156,971)                (184,078)
                                                                         -------------            -------------
Net cash provided by operating activities                                   7,352,842                7,625,190
                                                                         -------------            -------------

Investing Activities:
  Purchase of U.S. Government securities                                     (946,946)                       -
  Net additions to property and equipment                                  (4,145,561)              (3,815,625)
                                                                         -------------            -------------
Net cash used in investing activities                                      (5,092,507)              (3,815,625)
                                                                         -------------            -------------

Financing Activities:
  Dividends to MPAL minority shareholders                                  (1,778,622)              (1,619,104)
  Exercise of MPC stock options                                               166,875                  134,000
                                                                         -------------            -------------
Net cash used in financing activities                                      (1,611,747)              (1,485,104)
                                                                         -------------            -------------

  Effect of exchange rate changes on cash
  and cash equivalents                                                        275,803                  202,620
                                                                         -------------            -------------
Net increase in cash and cash equivalents                                     924,391                2,527,081
  Cash and cash equivalents at
    beginning of year                                                      11,278,957                8,982,582
                                                                         -------------            -------------
Cash and cash equivalents at
    end of period                                                         $12,203,348              $11,509,663
                                                                          ===========              ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997

Item 1.       Financial Statements - Notes

         The information for the three and nine month periods ended March 31, 1997 and 1996, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

Consolidated

         At  March  31,  1997,   the  Company  on  a   consolidated   basis  had
approximately $12,203,000 of cash and cash equivalents. A summary of the major changes in cash items during the period is as follows:

         Cash and cash equivalents at beginning of period           $11,279,000
         Cash provided by operations                                  7,353,000
         Net additions to property and equipment                     (4,146,000)
         Purchase of U.S. Government securities                        (947,000)
         Dividends paid to MPAL minority shareholders                (1,779,000)
         Other                                                          443,000
                                                                    ------------
         Cash and cash equivalents at end of period                 $12,203,000



As to the Company (unconsolidated)

         At March 31, 1997, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $3,059,000. MPC's normal annual operating budget is approximately $700,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1997, MPC has budgeted approximately $350,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As to MPAL

         At  March  31,  1997,  MPAL  had  working   capital  of   approximately
$9,635,000. MPAL has budgeted approximately $5.6 million for exploration in fiscal 1997 in comparison to the $2.9 million incurred during fiscal 1996. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and, if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended March 31, 1997 vs. March 31, 1996.

         The Company had consolidated net income of $654,581 for the three month period ended March 31, 1997 compared to net income of $594,672 for the comparable 1996 period. The components of consolidated net income for the comparable periods were as follows:

                                                    Three month period ended
                                                           March 31,
                                                   1997                1996

MPC unconsolidated pretax loss                 $ (103,796)         $ (130,205)
MPC income tax                                          -                  (2)
Share of MPAL pretax income                     1,143,040           1,090,445
Share of MPAL income tax provision               (384,663)           (365,566)
                                              ------------        ------------
Consolidated net income                        $  654,581          $  594,672
                                               ==========          ==========

Net income per share                              $.03                 $.02
                                                  ====                 ====

          On April 22, 1997, the Dogwood 14O-1 well was spudded in Baca County, Colorado. The well has reached a total depth 4,623 and the drilling rig was released. A work-over rig is presently on site in order to test two potential producing zones. The tests are not yet complete. If the results of the tests are unfavorable, the Company would write off all of the remaining costs associated with the project during the fourth quarter. The estimated after tax charge to net income would be approximately $1.1 million.

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales increased by 4% in the current quarter from $1,621,000 in 1996 to $1,692,000 in 1997 because of a 15% increase in oil prices, partially offset by a 12% decrease in the number of units sold. The average value of the Australian dollar also increased 3% during the 1997 period. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                       Three month period ended March 31,
                                             1997 Sales                                 1996 Sales
                                                     Average price                               Average price
                                   bbls                 per bbl                 bbls                per bbl
Australia-Mereenie                82,490                A.$29.25               94,223               A.$25.39


         Gas sales  increased 18% to $2,926,000 in 1997 from  $2,476,000 in 1996 with a 15% increase in the volumes of gas sold and price increases as shown below. The average value of the Australian dollar also increased 3% during the 1997 period. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                       Three month period ended March 31,
                                             1997 Sales                                 1996 Sales
                                                     Average price                               Average price
                                    bcf                 per mcf                 bcf                 per mcf

Australia:
Palm Valley
  Alice Springs contract            .296                A.$2.95                  .311               A.$2.91
  Darwin contract                   .755                A.$2.03                  .534               A.$2.02
Mereenie:
  Darwin contact                    .392                A.$1.81                  .484               A.$1.98
  Other                             .350                A.$2.79                  .230               A.$2.66
                                    ----                                         ----
       Total                       1.793                                        1.559
                                   =====                                        =====

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues increased 64% in 1997 to $364,000 from $222,000 in 1996. Increased prices and production accounted for the increase in MPAL's share of gas pipeline tariffs during the current period.

         Interest income increased 20% in 1997. The increase from $161,000 in 1996 to $193,000 in 1997 resulted from the additional funds available for investment and higher interest rates.

                               Costs and Expenses

         Production costs decreased 8% from $1,361,000 in 1996 to $1,252,000 in 1997. The 1996 period included the costs of the Palm Valley field reserve study which accounted for the decrease during the current period.

          Depreciation, depletion and amortization increased 25% in 1997 to $948,000 compared to $761,000 in 1996. The increase reflects an increase in capitalized exploration costs and a 3% increase in the value of the Australian dollar.

         Auditing, accounting and legal services decreased 45% from $159,000 in 1996 to $88,000 in 1997. The Company has reduced legal costs by consolidating the activities of its legal firms. In addition, the 1996 period included various non-recurring legal disputes and activities which have now been favorably settled.

          Other costs increased from $14,000 in 1996 to $303,000 in 1997. Because current operations at Palm Valley are relatively inactive, the Company was unable to charge a greater part of its overhead to its Palm Valley partners in the current period as compared to the prior period.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                         Three month period
                                                           ended March 31,

                                                    1997                   1996
                                                   ------                 ------
Pretax consolidated income                        $2,153                 $2,025
Losses not recognized:
  MPC's U.S. operations                              104                    130
  MPAL's non Australian operations                   323                    490
  Permanent differences                             (472)                  (642)
                                                ---------              ---------
Book taxable income                               $2,108                 $2,003
                                                  ======                 ======

Australian tax rate                                 36%                    36%
                                                    ===                    ===

Australian tax provision                             759                    721
U.S. tax provision                                     -                      3
                                                ---------                -------
Consolidated income tax provision                   $759                   $724
                                                    ====                   ====


                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.7860 at March 31, 1997 compared to a value of $.7947 at December 31, 1996. This resulted in a $288,000 charge to the foreign currency translation adjustments account for the three month period ended March 31, 1997. The average exchange rate used to translate MPAL's operations in Australia was $.7784 for the quarter ended March 31, 1997, which is a 3% increase compared to the $.7562 rate for the quarter ended March 31, 1996.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                  Mach 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Nine month period ended March 31, 1997 vs. March 31, 1996.

         The Company had consolidated net income of $1,637,223 for the nine month period ended March 31, 1997 compared to net income of $992,575 for the comparable 1996 period. The components of consolidated net income for the comparable periods were as follows:

                                                     Nine month period ended
                                                             March 31,
                                                     1997              1996
                                                    ------            ------

MPC unconsolidated pretax loss                  $  (545,527)       $  (567,815)
MPC income tax                                     (276,117)          (249,488)
Share of MPAL pretax income                       3,714,266          2,784,538
Share of MPAL income tax provision               (1,255,399)          (974,660)
                                                 -----------       ------------
Consolidated net income                          $1,637,223        $   992,575
                                                 ==========        ===========

Net income per share                                 $.07               $.04
                                                     ====               ====

                                    Revenues

          Oil sales increased by 19% in the current quarter because of a 19% increase in oil prices which was partially offset by a 3% decrease in the number of units sold. The average value of the Australian dollar also increased 5% during the 1997 period. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                       Nine month period ended March 31,
                                             1997 Sales                                1996 Sales
                                                     Average price                               Average price
                                   bbls                 per bbl                 bbls                per bbl
Australia-Mereenie                272,000               A.$28.18              280,155               A.$23.64

                          PART I FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Gas sales increased 21% with a 9% increase in the volumes of gas sold and price increases as shown below. The average value of the Australian dollar also increased 5% during the 1997 period. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                        Nine month period ended March 31,
                                             1997 Sales                               1996 Sales
                                                     Average price                               Average price
                                    bcf                 per mcf                 bcf                 per mcf

  Alice Springs contract            .813                A.$2.95                  .846               A.$2.88
Australia:
Palm Valley
  Darwin contract                  1.767                A.$2.02                 1.803               A.$2.01
Mereenie:
  Darwin contact                   1.541                A.$2.02                 1.383               A.$1.93
  Other                             .987                A.$2.74                  .639               A.$2.65
                                   -----                                        -----
       Total                       5.108                                        4.671
                                   =====                                        =====

         Other production related revenues increased 18% from $962,000 in 1996 to $1,134,000 in 1997. Increased gas prices and production accounted for the increase in MPAL's share of gas pipeline tariff during the current period.

         Interest income increased 33% in 1996. The increase from $483,000 in 1996 to $644,000 in 1997 resulted from the combination of additional funds available for investment and higher interest rates.

                               Costs and Expenses

         Production costs increased 7% from $3,424,000 in 1996 to $3,647,000 in 1997. The increase relates to an increase in costs at Mereenie and a 5% increase in the value of the Australian dollar.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

          Depreciation, depletion and amortization increased 22% in 1997 to $2,762,000 from $2,257,000 in 1996. The increase reflects the increase in the number of units sold, an increase in capitalized exploration costs and a 5% increase in the value of the Australian dollar.

         Auditing, accounting and legal services decreased 43% from $596,000 in 1996 to $339,000 in 1997. The 1997 period includes a credit of $67,000 for certain legal costs recovered by MPAL in settlement of a 1994 Sagasco tender offer dispute. In addition, the 1996 period included various non-recurring legal disputes and activities which have now been favorably settled and a consolidation of the activities of the Company's legal firms.

          Other costs increased 6% from $632,000 in 1996 to $672,000 in 1997. The primary reason for the increase is the 5% increase in the value of the Australian dollar.

                                  Income Taxes

          A reconciliation of the income tax provisions (in thousands) for the periods is as follows:

                                                        Nine month period
                                                         ended March 31,
                                                   1997                 1996
                                                  ------               ------
Pretax consolidated income                       $6,786                 $4,931
Losses not recognized:
  MPC's U.S. operations                             546                    568
  MPAL's non Australian operations                1,104                    988
  Permanent differences                          (1,553)                (1,143)
                                                --------               --------
Book taxable income                              $6,883                 $5,344
                                                 ======                 ======

Australian tax rate                                36%                    36%
                                                   ===                    ===

Australian tax provision                          2,478                  1,924
U.S. tax provision                                  276                    252
                                               ---------               --------
Consolidated income tax provision                $2,754                 $2,176
                                                 ======                 ======

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.7860 at March 31, 1997 compared to a value of $.7875 at June 30, 1996. This resulted in a $6,000 charge to the foreign currency translation adjustments account for the nine month period ended March 31, 1997. The slight decrease in the value of the Australian dollar increased the reported asset and liability amounts in the balance at March 31, 1997 from the June 30, 1996 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7874 for the period ended March 31, 1997, which is a 5% increase compared to the $.7484 rate for the period ended March 31, 1996.

                         PART II - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1997


Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  On March 14, 1997, the Company filed a Current Report on Form 8-K to report that Mr. C. Dean Reasoner, 79, resigned as a director of the Company for health related reasons.

                  On April 24, 1997, Mr. Ronald P. Pettirossi, 54, was elected a director to fill the vacancy created by Mr. Reasoner's resignation. Mr. Pettirossi is a former audit partner of Ernst & Young LLP, who has worked with public and privately held companies for the past 31 years.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                       MAGELLAN PETROLEUM CORPORATION
                                                 Registrant





Date:  May 13, 1997                    By /s/ James R. Joyce
                                       -----------------------------------------
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer