Form 10-K405
period 1997-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 1997-09-18
CIK 61398

FORM 10-K
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                      June 30, 1997
                          ------------------------------------------------------

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

                                                        Name of each exchange on
         Title of each class                                which registered

Common stock par value $.01 per share                     Boston Stock Exchange
--------------------------------------                   -----------------------
                                                          Pacific Stock Exchange
                                                         -----------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $94,273,000 at September 2, 1997 (based on the last sale price of such stock as quoted on the Pacific Stock Exchange).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share, 24,851,245 shares outstanding as of September 2, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1997, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I


Item 1.    Business.                                                         4

Item 2.    Properties.                                                      16

Item 3.    Legal Proceedings.                                               21

Item 4.    Submission of Matters to a Vote of Security Holders.             24

                                     PART II

Item 5.    Market for the Company's Common Stock and Related
           Stockholder Matters.                                             26

Item 6.    Selected Financial Data.                                         27

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                             28

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       34

Item 8.    Financial Statements and Supplementary Data.                     35

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.                             68

                                    PART III

Item 10.   Directors and Executive Officers of the Company.                 68

Item 11.   Executive Compensation.                                          68

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.                                                      68

Item 13.   Certain Relationships and Related Transactions                   68

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.                                                     69

                              --------------------

         Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 2, 1997 was approximately A.$1.00 equaled U.S.$.73.

                                     PART I


Item 1.  Business.

         Magellan Petroleum Corporation (the "Company" or "MPC") is engaged, directly and through its majority-owned subsidiary, in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 1997, the Company's principal asset was a 50.7% equity interest in its subsidiary, Magellan Petroleum Australia Limited ("MPAL"), which has one class of stock that is publicly held and traded in Australia.

         MPAL owns interests in various oil and gas properties in Australia, the United States and Belize, Central America. MPAL's major Australian assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (50.775% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia ("NTA"). Santos Ltd. ("Santos"), an Australian company, which owns a 48% interest in the Palm Valley field and a 65% interest in the Mereenie field, also owns 18.2% of MPAL's outstanding stock. Boral Limited, an Australian company, held a 17.2% interest in MPAL's outstanding stock at June 30, 1997.

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









         The following graphic presentation has been omitted, but the following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART


              MPC owns 50.7% of MPAL.
              MPAL owns 50.8% of the Palm Valley Field, Australia. MPAL owns 35% of the Mereenie Field, Australia. BORAL owns 17.2% of MPAL.
              SANTOS owns 18.2% of MPAL.
              SANTOS owns 48% of the Palm Valley Field, Australia. SANTOS owns 65% of the Mereenie Field, Australia.

         (a)      General Development of Business.

                  The Company was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967.

                  Operational Developments Since the Beginning of the Last Fiscal Year.

AUSTRALIA

Mereenie
                                Field Operations

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Joint Venture or "MJV") own the Mereenie field which is located in the Amadeus Basin of the NTA. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. MPAL's share of the Mereenie field proved developed oil reserves was approximately 1.1 million barrels at June 30, 1997.

         The field was producing about 2,400 (MPAL share 840) barrels of crude oil per day ("bpd") from 34 wells at June 30, 1997. During 1997, MPAL's share of oil sales was 353,000 barrels and 3.3 billion cubic feet ("bcf") of gas sold. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers.

         The MJV is also providing Mereenie gas to the Power and Water Authority ("PAWA") of the NTA for use in Darwin and other NTA centers. See "Gas Supply Contracts".

         During 1997, the MJV committed 57.7 bcf of gas to PAWA over a 10 year period. In addition, the MJV has also committed 17 bcf of gas over a 6 year period to the Pegasus gold mining operation at MT Todd in the NTA. It is expected that both agreements will be concluded by fall 1997.

Palm Valley
                                Field Operations

         MPAL has a 50.775% interest in the Palm Valley gas field which is located in the NTA. Ten wells have been drilled in the field, six of which are currently connected to the gas treatment plant and are flowed at maximum deliverability levels to meet the Alice Springs and Darwin supply contracts with PAWA. During fiscal 1997, MPAL's share of gas sales was 3.6 bcf.

         The PVJV is providing Palm Valley gas for use in Darwin and other NTA centers. See "Gas Supply Contracts".

         MPAL's share of Palm Valley production revenues is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.2548%.

Gas Supply Contracts

         In 1981, the PVJV commenced the sale of gas to Alice Springs. In 1985, MPAL signed an agreement as a participant in the PVJV and also signed an agreement as a participant in the MJV for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been additional contracts for the sale of Mereenie Gas. The following is a summary of MPAL's interest in the Palm Valley Joint Venture and the Mereenie Joint Venture gas supply contracts:

                           Maximum contract              Take or pay                Percentage of
                       (Before/after royalties)    (Before/after royalties)       contract completed
                                 (bcf)                      (bcf)               Maximum    Take or Pay          Contract Period


Palm Valley:
  Alice Springs            24.4         21.0           14.2        12.3           45           59             25 years (1983-2008)
  Darwin                   88.9         76.6           68.0        58.6           37           49             25 years (1987-2012)
                          -----         ----           ----        ----
                          113.3         97.6           82.2        70.9
                          -----         ----           ----        ----
Mereenie:
  Darwin (1985)            19.6         17.0           14.0        12.2           40           57             25 years (1987-2012)
  Darwin (1995)             7.5          6.5            6.0         5.2           51           63             10 years (1995-2005)
  Darwin (1997)            20.2         17.6           16.3        14.1            -            -             10 years (1999-2009)
  Pegasus - MT Todd         6.3          5.5            5.1         4.4            4            5              6 years (1997-2003)
  Other                     2.1          1.8            2.1         1.8            -            -              Various
                          -----        -----          -----       -----
                           55.7         48.4           43.5        37.7
                          -----        -----          -----       -----
Total                     169.0        146.0          125.7       108.6
                          =====        =====          =====       =====

         There is a difference in price between Palm Valley gas and Mereenie gas for the first 20 years of the 25 year contract which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         In consideration for the PVJV forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first twenty contract years, the MJV made a payment to the PVJV to partially compensate the PVJV for the reduced net present value of the future gas sales revenues which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that if the MJV sells any additional gas from the Mereenie field, the PVJV is entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 1997, the balance of the MJV gas subject to this entitlement was 22 bcf (MPAL share - 11 bcf).

Dingo Gas Field

         MPAL has a 34.26 percent interest in the Dingo gas field which is held under Retention License 2. The Dingo gas field, which is located in the Amadeus Basin in the NTA, has approximately 22 bcf of presently proved and recoverable reserves based on three production gas wells. The Dingo field participants have been negotiating for the sale of gas from the field. The current retention license required that a well be drilled by May, 1997 at an estimated cost of $2.7 million (MPAL share - $.9 million). An application to waive the drilling commitment has been filed and it is expected that the waiver will be granted. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Ngalia Basin

         MPAL has a 100% interest in permit EP-15 in the Ngalia basin in the NTA which covers 1.9 million acres. The minimum obligations of this permit total $.9 million for the period 1997-1999 including an obligation to drill a well by May 1998. Previously MPAL had held a permit in the Ngalia basin where a 6,000 foot wildcat well, Davis No. 1, was drilled in 1981. Although the well was abandoned as a dry hole, it did yield minor shows of natural gas. MPAL is actively seeking co-venturers in this project and expects that a well will be drilled before the end of 1997.

Northern Surat Basin

         MPAL currently has a 15.625% working interest in the Burunga permit in Queensland (ATP 378P). During fiscal 1996, the Scotia No. 3 well was drilled to test for coal bed methane gas. During fiscal 1997, the gas well was fracture stimulated. The well is currently being flow tested. The project appears to be economic and future development is being considered.

Eastern Surat Basin

         MPAL has earned a 10% interest in Block D of ATP 244P in Queensland by completing a pilot seismic reprocessing program and has an option to earn up to 75% by completing additional work. MPAL is currently reprocessing and interpreting the available seismic data and expects to drill a well in the first half of 1998.

Southern Surat Basin

         MPAL has an option to earn 60% in ATP 626P in Queensland by drilling 3 wells. The Company is currently reprocessing 109 miles of existing seismic and has acquired 64 additional miles of seismic. MPAL's share of the project is estimated to be $2.2 million over the period 1997-1999, of which approximately $200,000 had been expended at June 30, 1997.

Timor Sea

         MPAL is earning a 10% interest in WA-74-P offshore Western Australia by funding 20% of the cost of drilling the Schilling-1 well which began drilling on August 23, 1997 and as of September 15, 1997, was being plugged and abandoned. The 2.1 million acre block contains two potential prospects for drilling. The estimated cost of the Schilling-1 well which is approximately $8 million (MPAL share - $1.6 million) will be written off during the first quarter of fiscal 1998.

Maryborough Basin

         MPAL is seeking partners for exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. During fiscal 1996, seismic surveys were completed on the permit. Processing and analysis of the data has been completed. A well is expected to be drilled in 1998 at an estimated cost of $1.1.

UNITED STATES

Baca County, Colorado

         MPC (10%) and MPAL (90%) participated in an exploration program in Colorado. During late April 1995, MPAL commenced an initial three well exploration drilling program. All three wells were dry holes. Based on the data derived from the appraisal program during fiscal 1995 and 1996, the Company wrote off $809,000 and $1,691,000 in costs, respectively. During fiscal 1997, the Company drilled a fourth well which was a dry hole and all of the remaining costs of project, which totaled $3,008,000, were written off. MPC has withdrawn from the venture and MPAL's interest is now 100%.

BELIZE

Gladden Basin PSA

         During January 1996, MPAL acquired a 20% working interest in a Production Sharing Agreement ("Gladden PSA") which covers approximately 351,000 acres offshore Belize, Central America. On May 30, 1996, MPC acquired a 2 1/2% working interest in the Gladden PSA. The Gladden PSA expires on May 31, 2001. During 1997, the Gladden No. 1 well was plugged and abandoned and the Company's cost of the well, which totaled $2,655,000, was written off.

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

         Production at the Kotaneelee field commenced in February 1991. Total production from the field according to government reports, has been as follows:

         Calendar Year                                  Production (bcf)
         -------------                                  ----------------
             1991                                              8.1
             1992                                             18.0
             1993                                             17.5
             1994                                             16.7
             1995                                             15.7
             1996                                             15.2
             1997 (6 months)                                   7.1

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

         The Company is not entitled to any revenue from the field until the working interest owners recover their costs. The operator last reported to the Company unrecovered development costs totaling approximately Cdn. $16,170,000 (Company share - Cdn. $431,000) at April 30, 1997. It is expected that the Company will begin to receive proceeds from the field in 1998 based upon present prices. The period before payment to the Company begins may be shorter or longer, depending on prevailing market conditions, gas volumes sold and the results of the litigation. Under ordinary circumstances, increased natural gas prices or increased volumes would result in a shorter period to payout.

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

         (b)      Financial Information about Industry Segments.

                  Since the Company is engaged in only one industry, namely, oil and gas exploration, development, production and sale, this item is not applicable to the Company.

         (c)      (1)     Narrative Description of the Business.

                  The Company is engaged in the exploration for, and the development and production and sale of oil and gas reserves in the United States, Canada, and Belize and, through its subsidiary MPAL, in Australia, the United States and Belize.

         (i)      Principal Products.

                  MPAL has an interest in the Palm Valley gas field and in the Mereenie oil and gas field. See Item 1(a) - Australia - for a discussion of the oil and gas production from the Mereenie and Palm Valley fields. The Company has a direct 2.67% carried interest in the Kotaneelee gas field in Canada.

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

         Permit                                      Expiration Date                  Location

Retention License 2 (Dingo)                          Renewal pending                  Northern Territory
Exploration Permit 15 (Ngalia)                       May 14, 1999                     Northern Territory
Authority to Prospect 378P (Northern Surat)          September 30, 2000               Queensland
Authority to Prospect 613P (Maryborough)             March 31, 1999                   Queensland
Authority to Prospect 244P (Eastern Surat)           February 28, 2002                Queensland
Authority to Prospect 626P (Southern Surat)          August 31, 1999                  Queensland
Western Australia WA-74-P                            December 31, 1998                Offshore Western Australia

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

PSA                       Expiration Date            Next Block Application Date

Gladden Basin             May 31, 2001               Year 5 - December 31, 1997

Block 13                  January 31, 2004           Year 3 - November 1, 1998

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

                  Natural Gas Production

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

                  At the present time, the Company's principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company's future. Currently, most indigenous crude oil is consumed within Australia. In addition, imports of crude oil are made by refiners and others to meet the overall demand in Australia. The PVJV and the MJV are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market its respective share of production from each field.

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

         (xiii)   Number of Persons Employed by Company.

                  At June 30, 1997, the Company had no full time employees in the United States and MPAL had 33 employees in Australia. The Company relies to a great extent on consultants for legal, accounting and administrative services.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                  (1) Financial Information Relating to Foreign and Domestic Operations.

                           See Note 11 to the Consolidated Financial Statements.

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

Item 2.  Properties.

         (a) The Company has interests in properties in Australia, United States and Canada and Belize. In Australia, it has interests through its 50.7% equity interest in MPAL in exploration permits, a retention license and production leases in the Northern Territory and Queensland. In Canada, the Company has a direct interest in 1 lease. The Company also has interests in properties in the United States and Belize directly through MPAL's interests in these areas. For additional information regarding the Company's properties, See Item 1 - Business.

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

                       None

              (3)      Production

                       The average sales price per unit of production for the following fiscal years are as follows:

                                                June 30,
                           ----------------------------------------------------
                                 1997             1996              1995
                             ------------     ------------      ------------


Australia:
Gas (per mcf)                  A.$ 2.30         A.$ 2.24          A.$ 2.06
Crude oil (per bbl)            A.$27.71         A.$23.85          A.$23.83

Americas:
Gas (per mcf)                    $    -           $    -            $ 1.56
Crude oil (per bbl)              $    -           $    -            $17.31

              The average production cost per unit of production for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia:

                                                June 30,
                           ----------------------------------------------------
                                 1997             1996              1995
                             ------------     ------------      ------------


Australia:
Gas (per mcf)                  A.$ .28          A.$ .32           A.$  .21
Crude oil (per bbl)            A.$8.20          A.$6.68           A.$10.37

Americas:
Gas (per mcf)                    $   -            $   -             $ 2.09
Crude oil (per bbl)              $   -            $   -             $ 4.15

              (4)      Productive Wells and Acreage.

                       Productive wells and acreage at June 30, 1997:

                           Productive Wells
                       Oil                 Gas              Developed Acreage
                       ---                 ---              -----------------
                 Gross     Net       Gross     Net      Gross Acres    Net Acres
                 -----     ---       -----     ---      -----------    ---------

Australia          36     12.60        32     12.09       72,025        30,001
Americas            -         -         2       .05        3,350            89
                   --     -----        --     -----       ------        ------
                   36     12.60        34     12.14       75,375        30,090
                   ==     =====        ==     =====       ======        ======

              (5)      Undeveloped Acreage.

                       The Company's undeveloped acreage (except as indicated) is set forth in the table below:

                    GROSS AND NET ACREAGE AS OF JUNE 30, 1997

         (i)      MPAL  has  interests  in   the  following  properties  (before
royalties). The Company has an interest in these properties through its 50.7% interest in MPAL.

Properties held by MPAL:


                                                                  MPAL                                 The Company
                                                                   Net           Interest          Net          Interest
                                               Gross Acres        Acres             %             Acres             %

Australia
Northern Territory:
  Amadeus Basin:
    Mereenie (OL4&5)(1)                            69,407          24,292          35.00           12,316         17.74
    Palm Valley (OL3)(2)                          151,905          77,130          50.78           39,105         25.74
    Dingo (RL2)                                   115,596          39,601          34.26           20,078         17.37
                                               ----------      ----------                      ----------
    Total Amadeus Basin                           336,908         141,023                          71,499
                                               ----------      ----------                      ----------

  Ngalia Basin (EP-15)                          1,914,497       1,914,497         100.00          970,650         50.70
Queensland:
  Bowen-Surat Basin (ATP 378P)                     76,076          11,887          15.63            6,027          7.92
  Surat Basin (ATP 626P)(3)                       726,674         436,004          60.00          221,054         30.42
  Surat Basin (ATP 244P)                           59,280           5,928          10.00            3,005          5.07
  Maryborough Basin (ATP 613P)                    439,413         430,625          98.00          218,327         49.69
                                               ----------      ----------                      ----------
  Total Queensland                              1,301,443         884,444                         448,413
                                               ----------      ----------                      ----------

Western Australia (WA-74-P)                     2,087,150         208,715          10.00          105,819          5.07
                                               ----------      ----------                      ----------
Total Australia                                 5,639,998       3,148,679                       1,596,381
                                               ----------      ----------                      ----------

United States
Colorado (Baca County)                             90,402          90,402         100.00           45,834         50.70
                                               ----------      ----------                      ----------
Belize, C.A.
  Gladden Basin                                   350,740          70,148          20.00           35,565         10.14
  Block 13                                        787,436         157,487          20.00           79,846         10.14
                                               ----------      ----------                      ----------
                                                1,138,176         227,635                         115,411
                                               ----------      ----------                      ----------
Total MPAL                                      6,868,576       3,466,716                       1,757,626
                                               ----------      ----------                      ----------

Properties held directly by the Company:
Belize, C.A.
  Gladden Basin(4)                                      -               -              -            8,769          2.50
  Block 13(4)                                           -               -              -           19,686          2.50
                                                                                               ----------
                                                                                                   28,455
Canada
  Yukon and Northwest Territories:
    Carried interest(5)                            35,076                                             935          2.67
                                               ----------                                      ----------
Total                                           6,903,652                                       1,787,016
                                               ==========                                      ==========

----------------------------

(1)      Includes 41,644 gross developed acres and 14,575 net acres.
(2)      Includes 30,381 gross developed acres and 15,426 net acres.
(3) Permit is divided into 3 blocks. MPAL's interest will be reduced to 15% in each block that MPAL elects not to drill a well.
(4)      Gross acres shown above.
(5)      Includes 3,350 gross developed acres and 89 net acres.

              (6)      Drilling activity.

                       Productive and dry net wells drilled during the following years (data concerning Canada is insignificant):

                                               Australia
Year ended                     Exploration                       Development
 June 30,              Productive         Dry             Productive         Dry

   1997                    -               -                   -              -
   1996                   .16              -                 1.75             -
   1995                    -               -                 1.40            .51

                                                Americas
Year ended                     Exploration                       Development
 June 30,              Productive         Dry             Productive         Dry

   1997                                   1.23                 -              -
   1996                     -             1.00                 -              -
   1995                    .24            1.00                 -              -

              (7)      Present Activities.

                       At June 30, 1997, there were no wells being drilled.

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

         The Plaintiffs claim that the Defendants breached either a contract obligation or a fiduciary duty owed to the Plaintiffs to market gas from the Kotaneelee gas field when it was possible to so do. The Plaintiffs assert that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Company seeks money damages and the forfeiture of the Kotaneelee gas field. The Plaintiffs expect to argue at trial that the money damages sustained by the Plaintiffs are at least Cdn. $96 million (Company share-Cdn. $8 million).

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

         The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial which started on September 3, 1996 is still in progress. The trial was adjourned during the period December 1996-April 1997 and July-August 1997.

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

         With respect to the first issue, the Plaintiffs maintain that no interest should accrue on the account and the Defendants have not contested this position. With regard to the second issue, the Plaintiffs maintain that the expenditures are chargeable to the carried interest account. Mobil, Esso and Columbia have essentially agreed to the Company's position while the Amoco Dome Group continues to contest this issue.

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

         Under Canadian law, certain costs of the litigation are assessed against the nonprevailing party. These costs consist primarily of attorney and expert witness fees during trial. The trial is presently scheduled to last twelve months, therefore, these costs could be substantial. While the costs are not now determinable, the Company estimates that such costs, assuming a twelve month trial, would not exceed Cdn. $1.5 million (Company share - Cdn. $120,000). There are no assurances however, that such costs will not exceed this amount or that the duration of the trial will not exceed twelve months.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

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

                                                                       Length of Service       Other Positions Held
     Name                  Age        Office Held                        as an Officer             with Company

James R. Joyce             56         President and Chief Financial     President since              Director
                                      Officer                            July 1, 1993

Dennis D. Benbow           58         General Manager - MPAL              Since 1993                 Director

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

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
         Matters.

         (a)      Principal Market

         The principal markets for the Company's common stock is the Pacific Stock Exchange [MPC] and the NASDAQ SmallCap market [MPET]. The stock is also traded on the Boston Stock Exchange. The quarterly high and low closing prices on the Pacific Stock Exchange during the calendar quarterly periods indicated were as follows:



1997              1st quarter      2nd quarter      3rd quarter*
----              -----------      -----------      -----------

High..........      3 15/16            2 5/8          3 13/16
Low...........       2 7/16           2 3/16           2 5/16



1996              1st quarter      2nd quarter      3rd quarter      4th quarter
----              -----------      -----------      -----------      -----------

High..........       2 7/16                3                3            3 7/8
Low...........      1 15/16            2 3/8           2 3/16           2 9/16



1995              1st quarter      2nd quarter      3rd quarter      4th quarter
----              -----------      -----------      -----------      -----------

High..........        1 1/2            2 3/8           2 3/16           4 1/16
Low...........          3/4           1 7/16           1 9/16           2 1/16

---------------------------------

* Through September 2, 1997, on which date the closing price was $3 13/16.

         (b)      Approximate Number of Holders of Common Stock at
                  September 2, 1997

                  Title of Class                        Number of Record Holders

                  Common stock, par
                  value $.01 per share                            12,400

         (c)      Recent Sales of Unregistered Securities

                  None.

         (d)      Frequency and Amount of Dividends

         The Company has never paid a cash dividend on its common stock. The Company will consider the payment of dividends when it has the ability to make such payments.

Item 6.  Selected Consolidated Financial Information.

         The following table sets forth selected data (in thousands) of the Company insofar as it relates to each of the five fiscal years in the period ended June 30, 1997. Financial data for the years prior to 1997 have been restated to reflect a change from the full cost method to the successful efforts method of accounting for oil and gas operations. (See Note 1 of Notes to the Consolidated Financial Statements.) This data should be read in conjunction with
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                                                                          Year ended June 30,
                                             --------------- -------------- --------------- --------------- ---------------
                                                  1997           1996            1995            1994            1993
                                                              (Restated)      (Restated)      (Restated)      (Restated)
Financial Data                                     $               $              $               $               $

Operating revenues                                19,936         17,027          14,154          12,528          12,999
                                                  ======         ======          ======          ======          ======

Total revenues                                    20,758         18,073          15,424          13,318          13,863
                                                  ======         ======          ======          ======          ======

Net income                                           694          1,411             684             651             146
                                                  ======         ======          ======          ======          ======

Net income per share                                 .03            .06             .03             .03             .01
                                                  ======         ======          ======          ======          ======

Working capital                                   14,219          9,858           8,806           8,559           7,722
                                                  ======         ======          ======          ======          ======

Cash provided by operating activities             11,181          9,185           8,587           4,376           6,969
                                                  ======         ======          ======          ======          ======

Total assets                                      46,230         47,816          39,575          36,430          33,740
                                                  ======         ======          ======          ======          ======

Long-term liabilities                              7,738          6,981           6,312           4,393           3,845
                                                  ======         ======          ======          ======          ======

Minority interests                                16,147         16,682          14,366          14,180          12,438
                                                  ======         ======          ======          ======          ======

Stockholders' equity:
  Capital                                         43,659         43,492          43,358          43,227          43,223
  Accumulated deficit                            (20,387)       (21,080)        (22,491)        (23,176)        (23,322)
  Foreign currency translation adjustments        (3,729)        (2,785)         (4,833)         (4,474)         (5,760)
                                                 --------       --------        --------        --------        --------
                                                  19,543         19,627          16,034          15,577          14,141
                                                  ======         ======          ======          ======          ======

Exchange rate A.$=U.S. at end of period            .7538          .7875           .7097           .7287           .6667
                                                   =====          =====           =====           =====           =====

Common stock outstanding                          24,851         24,691          24,544          24,387          24,382
                                                  ======         ======          ======          ======          ======

Book value per share                                 .78            .79             .65             .64             .58
                                                  ======         ======          ======          ======          ======

Quoted market value per share                       2.38           2.50            1,94             .69            1.19
                                                  ======         ======          ======          ======          ======

Operating Data

Annual production (Net of royalties)
  Gas (BCF)                                        5.673          5.422           5.066           5.141           4.751
                                                   =====          =====           =====           =====           =====

  Oil (BBLS) (In  thousands) (net of royalties)      307            318             369             374             300
                                                   =====          =====           =====           =====           =====

Standard measure of discounted future cash
  flow relating to proved oil and gas reserves.
  (49.3% attributable to minority interests)     $68,000        $44,000         $38,000         $47,000         $46,000
                                                 =======        =======         =======         =======         =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)      Liquidity and Capital Resources - June 30, 1997

Consolidated

         At June 30, 1997, the Company on a consolidated basis had approximately $15.2 million of cash and securities. A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period        $11,279,000
         Cash provided by operations                              11,181,000
         Dividends to MPAL minority shareholders                  (1,779,000)
         Net additions to property and equipment                  (5,306,000)
         Purchase of U.S. Government securities                   (2,211,000)
         Other                                                      (221,000)
                                                                -------------
         Cash and cash equivalents at end of period              $12,943,000
                                                                 ===========

As to the Company (unconsolidated)

         At June 30, 1997, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $2.9 million. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During fiscal 1998, MPC has budgeted approximately $400,000 for oil and gas exploration compared to the $315,000 expended during 1997. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, Magellan Petroleum Australia Limited ("MPAL").

         During December 1996, MPC received a dividend from MPAL of $1,826,000 less Australian withholding taxes of $274,000. The net proceeds of $1,552,000 were added to MPC's working capital.

As to MPAL

         At June 30, 1997, MPAL had working capital of approximately $11.3 million. MPAL has budgeted approximately $4.7 million for exploration in fiscal 1998 as compared to the $4.1 million expended during fiscal 1997. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         MPAL expects to fund its exploration costs through its cash flow from Australian operations and any balance from its A.$10 million bank line of credit.

         During the first quarter of fiscal 1998, approximately $1.6 million, MPAL's share of drilling the Schilling-1 well which was plugged and abandoned on September 15, 1997, will be written off.

(2)      Results of Operations

Change to Successful Efforts Accounting Method

         During the fourth quarter of 1997, the Company changed from the full cost method to the successful efforts method of accounting for its oil and gas operations. If the full cost method of accounting had been retained, the Company would have reported net income of $622,000 or $.03 per share for 1997. Although the full cost method continues to be generally accepted, the Financial Accounting Standards Board has expressed a preference for the successful efforts method. Management believes the successful efforts method better reflects the results of its oil and gas operations based on current and future exploration activities. The accompanying financial statements for years prior to 1997 have been restated to reflect the new method.

1997 vs. 1996

         The Company had consolidated net income of $693,987 for fiscal 1997 compared to net income of $1,410,533 for fiscal 1996. The components of consolidated net income for the comparable periods were as follows:

                                                     Year ended June 30,
                                                 1997                  1996
                                                 ----                  ----
MPC unconsolidated pretax loss               $(1,254,223)           $ (816,304)
MPC income tax expense                          (276,117)             (251,888)
Share of MPAL pretax income                    2,815,193             3,287,327
Share of MPAL income tax                        (590,866)             (808,602)
                                             ------------          ------------
Consolidated net income                       $  693,987            $1,410,533
                                              ==========            ==========

Net income per share                             $.03                  $.06
                                                 ====                  ====

                                    Revenues

          Oil sales increased 14% in fiscal 1997. Oil sales in Australia increased to $6,740,000 from $5,922,000 in 1996 because of a 16% increase in oil prices and a 3% increase in the average value of the Australian dollar which was partially offset by a 3% decrease in the number of units produced. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                               Fiscal 1997 Sales            Fiscal 1996 Sales
                               -----------------            -----------------

                                      Average Price                Average Price
                             bbls        per bbl           bbls       per bbl


Australia - Mereenie        352,783      A.$27.71         365,325     A.$23.85

         Gas sales in Australia increased 19% i fiscal 1997. Gas sales increased from $9,746,000 in 1996 to $11,552,000 in 1997 because of increases in gas prices under long term contracts, an 11% increase in the volume of gas sold and a 3% increase in the average value of the Australian dollar. Total gas sales increased primarily because of the 1995 Mereenie gas contract. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                  Fiscal 1997 Sales          Fiscal 1996 Sales
                                  -----------------          -----------------

                                         Average Price             Average Price
                                  bcf       per mcf         bcf       per mcf

Australia:                                   (A.$)                     (A.$)
Palm Valley
  Alice Springs contract         1.072        2.95         1.070        2.89
  Darwin contract                2.496        2.02         2.328        2.01
Mereenie
  Darwin contract                1.963        1.99         1.917        1.97
  Other                          1.373        2.76          .908        2.65
                                 -----                     -----
          Total                  6.904                     6.223
                                 =====                     =====

         Other production income increased 21% to $1,644,000 in 1997 compared to $1,360,000 in 1996. The primary reason for this increase is that MPAL's share of gas pipeline tariffs increased to $1,498,000 in 1997 compared to $1,229,000 in 1996.

         Interest income increased 18% to $822,000 in 1997 from $696,000 in 1996. The combination of additional funds available for investment and higher interest rates is the reason for this increase.

                               Costs and Expenses

         Production costs increased 9% to $4,811,000 in 1997 from $4,409,000 in 1996. The increase was also the result of development activities being undertaken in the Mereenie field.

          Depreciation, depletion and amortization decreased 13% in 1997 to $2,140,000 from $2,488,000 in 1996. The decrease was the result of the additional reserves of the new Mereenie contracts which increased total reserves by 19%. The decrease in depletion was partially offset by a 3% increase on the value of the Australian dollar.

         Exploratory and dry hole costs totaled $6,243,000 during 1997 compared to $1,858,000 in 1996. In 1997, the Baca County, Colorado project was completely abandoned after the Dogwood 14O-1 well failed to recover any hydrocarbons and was plugged and abandoned. The Gladden No. 1 well was also plugged and abandoned in 1997 after the well was drilled without any indications of commercially recoverable hydrocarbons. The costs (in thousands) in 1997 and 1996 for MPC and MPAL are as follows:


                                                  1997                                       1996
                                                  ----                                       ----
          Location                 MPAL           MPC         Total           MPAL           MPC         Total
          --------                 ----           ---         -----           ----           ---         -----
Baca County, Colorado             $2,693         $315        $3,008          $1,565         $126        $1,691
Belize, C.A.                       2,372          283         2,655               -            -             -
Australia                            580            -           580             167            -           167
                                  ------         ----        ------          ------         ----        ------
                                  $5,645         $598        $6,243          $1,732         $126        $1,858
                                  ======         ====        ======          ======         ====        ======

         Other administrative expenses decreased 9%. In 1997 other costs decreased to $935,000 from $1,027,000. The decrease is primarily due to lower travel costs.

                                  Income Taxes

         Income tax expense decreased from $1,848,000 in 1996 to $1,442,000 in 1997. The effective income tax rate for 1997 was 34% compared to 33% in 1996. The components of tax income expense between MPC and MPAL were as follows:

                                             1997                       1996
                                             ----                       ----
MPC                                      $   276,000                $   252,000
MPAL                                       1,166,000                  1,596,000
                                           ---------                  ---------
Consolidated                              $1,442,000                 $1,848,000
                                          ==========                 ==========

         MPC's income tax is primarily the 15% Australian withholding tax on the dividend paid by MPAL.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.7538 at June 30, 1997 compared to the value of $.7875 at June 30, 1996. This resulted in a $945,000 charge to accumulated translation adjustments for fiscal 1997. The 4% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 1997 from the June 30, 1996 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 1997 was $.7830, which is a 3% increase compared to a $.7593 rate for the comparable 1996 period.

1996 vs. 1995

         The Company had consolidated net income of $1,410,533 for fiscal 1996 compared to net income of $684,624 for fiscal 1995. The components of consolidated net income for the comparable periods were as follows:

                                                        Year ended June 30,

                                                      1996              1995
                                                      ----              ----
MPC unconsolidated pretax loss                    $  (816,304)     $   (918,853)
MPC income tax expense                               (251,888)         (260,580)
Share of MPAL pretax income                         3,287,327         2,946,733
Share of MPAL income tax                             (808,602)       (1,082,676)
                                                   -----------       -----------
Consolidated net income                            $1,410,533       $   684,624
                                                   ==========       ===========

Net Income per share                                  $.06              $.03
                                                      ====              ====

                                    Revenues

         Oil and Gas Sales

         Oil and gas sales (in thousands) by geographic location for the comparable periods were as follows:

                                      1996                           1995
                                      ----                           ----

                             Sales             %             Sales            %
Australia                   $15,667           100           $13,078           96
Americas                          -                             478            4
                            -------           ---           -------          ---
                            $15,667           100           $13,556          100
                            =======           ===           =======          ===

          Oil sales increased 4% in fiscal 1996. Oil sales in Australia increased 11% to $5,922,000 from $5,330,000 in 1995 because of a 13% increase in the number of units produced with a 1% increase in oil prices and a 2% increase in the average value of the Australian dollar. Sales of Mereenie crude increased in fiscal 1996 as a result of additional development drilling. There were no oil sales in the United States ($363,000 in 1995) because the producing properties were sold on March 31, 1995. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                               Fiscal 1996 Sales             Fiscal 1995 Sales
                               -----------------             -----------------

                                      Average Price                Average Price
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

                                   Fiscal 1996 Sales         Fiscal 1995 Sales
                                   -----------------         -----------------

                                         Average Price             Average Price
                                 bcf        per mcf        bcf        per mcf

Australia:                                   (A.$)                     (A.$)
Palm Valley
  Alice Springs contract        1.070         2.89         1.012        2.77
  Darwin contract               2.328         2.01         2.854        1.98
Mereenie
  Darwin contract               1.917         1.97         1.700        1.71
  Other                          .908         2.65          .208        2.68
                                -----                      -----
          Total                 6.223                      5.774
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

                               Costs and Expenses

         Production costs increased 22%. The 22% increase in Australia relates to an increase in costs at Palm Valley in preparation for the installation of compression units in the field. The increase was also the result of development activities being undertaken in the Mereenie field. The U.S. producing properties were sold March 31,1995. Production costs (in thousands) by geographic area are as follows:

                                            1996                     1995
                                           ------                   ------
Australia                                  $4,409                   $3,455
United States                                   -                      145
                                           ------                   ------
                                           $4,409                   $3,600
                                           ======                   ======

          Salaries  increased 16% from  $1,500,000 in 1995 to $1,742,000 in 1996 because of increased compensation costs in Australia and a 2% increase in the value of the Australian dollar.

          Depreciation, depletion and amortization decreased 6% in 1996. There was a 23% increase in the Australian component because of the increase in the number of units sold in Australia and an increase in capitalized costs. The U.S. component was eliminated because the U.S. producing properties were sold March 31, 1996. The following table is a summary of the depreciation, depletion and amortization expense (in thousands) by geographic area:

                               1996                 1995                % Change
                               ----                 ----                --------
Australia                     $2,448               $1,986                  23
United States                      -                  621
                              ------               ------
                              $2,448               $2,607
                              ======               ======

         Shareholder communications increased 15% in 1996. The increase from $157,000 in 1995 to $181,000 in 1996 is attributable to higher printing and mailing costs.

         Exploratory  and  dry  holes  costs  totaled   $1,858,000  compared  to
$1,015,000 in 1995. The costs (in thousands) for MPC and MPAL are as follows:

                                                 1996                                       1995
                                                 ----                                       ----
          Location                 MPAL          MPC          Total           MPAL          MPC          Total
          --------                 ----          ---          -----           ----          ---          -----
Baca County, Colorado             $1,565        $126         $1,691          $735          $74           $809
Australia                            167           -            167           206            -            206
                                  ------        ----         ------          ----          ---         ------
                                  $1,732        $126         $1,858          $941          $74         $1,015
                                  ======        ====         ======          ====          ===         ======

         Other administrative expenses increased 11%. In 1996 other costs increased from $928,610 to $1,026,889. The increase is primarily due to higher travel and insurance costs.

                                  Income Taxes

         Income tax expense decreased from $2,398,000 in 1995 to $1,848,000 in 1996. The effective income tax rate for 1996 was 33% compared to 49% in 1995. The decrease in the effective tax rate from 1995 to 1996 results from the receipt of nontaxable income in 1996 and the recognition in 1996 of the tax benefit on certain advances to foreign subsidiaries. The components of income tax expense between MPC and MPAL were as follows:

                                               1996                    1995
                                               ----                    ----
MPC                                         $  252,000              $  261,000
MPAL                                         1,596,000               2,137,000
                                             ---------               ---------
Consolidated                                $1,848,000              $2,398,000
                                            ==========              ==========

         MPC's income tax is primarily the 15% Australian withholding tax on the dividend paid by MPAL.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         The information required by this item is not applicable to the Company until the fiscal year ending June 30, 1998.

Item 8.  Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Magellan Petroleum Corporation as of June 30, 1997, and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1997 the Company changed its method of accounting for oil and gas operations.



                                             ERNST & YOUNG LLP


Hartford, Connecticut
September 3, 1997 except for
Note 2(a), as to which
the date is September 15, 1997

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                           June 30,
                                                                                 1997                    1996
                                                                                                      (Restated)
                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $12,942,862             $11,278,957
  Accounts receivable                                                           1,356,912               2,496,085
  U.S. Government securities                                                    2,211,205                       -
  Reimbursable development costs                                                  260,553                 237,112
  Inventories                                                                     250,069                 371,925
                                                                              -----------             -----------
          Total current assets                                                 17,021,601              14,384,079
                                                                              -----------             -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                           45,891,237              48,985,135
  Land, buildings and equipment                                                 1,837,114               2,328,174
  Field equipment                                                               1,598,387               1,621,561
                                                                              -----------             -----------
                                                                               49,326,738              52,934,870
  Less accumulated depletion, depreciation and amortization                   (20,704,121)            (20,022,560)
                                                                              ------------            ------------
                                                                               28,622,617              32,912,310
                                                                              -----------             -----------

  Other assets                                                                    585,889                 519,759
                                                                              -----------             -----------
                                                                              $46,230,107             $47,816,148
                                                                              ===========             ===========
                   LIABILITIES, MINORITY INTERESTS
                      AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $ 1,869,818             $ 1,504,167
  Accrued liabilities                                                             933,256               1,041,372
  Income taxes payable                                                                  -               1,980,817
                                                                              -----------             -----------
          Total current liabilities                                             2,803,074               4,526,356
                                                                              -----------             -----------

Long term liabilities:
  Deferred income taxes                                                         7,087,224               6,450,094
  Reserve for future site restoration costs                                       650,311                 530,952
                                                                              -----------             -----------
                                                                                7,737,535               6,981,046
                                                                              -----------             -----------

Minority interests                                                             16,146,564              16,682,065
                                                                              -----------             -----------

Commitments (Note 2)                                                                                            -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 24,851,245 and 24,691,245 shares, respectively                    248,512                 246,912
  Capital in excess of par value                                               43,410,176              43,244,901
                                                                              -----------             -----------
                                                                               43,658,688              43,491,813
  Accumulated deficit                                                         (20,386,549)            (21,080,536)
  Foreign currency translation adjustments                                     (3,729,205)             (2,784,596)
                                                                              ------------            ------------
                                                                               19,542,934              19,626,681
                                                                              -----------             -----------
                                                                              $46,230,107             $47,816,148
                                                                              ===========             ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                    Year ended June 30,
                                                                       1997                1996               1995
                                                                                        (Restated)         (Restated)
Revenues:
  Oil sales                                                         $ 6,739,663        $ 5,921,529        $  5,693,108
  Gas sales                                                          11,551,546          9,745,520           7,863,457
  Other production related revenues                                   1,644,457          1,360,403             597,451
  Interest income                                                       821,941            695,613             597,423
  Gain on sale of assets                                                                   349,953             672,533
                                                                    -----------        -----------         -----------
                                                                              -
                                                                     20,757,607         18,073,018          15,423,972
                                                                    -----------        -----------         -----------
Costs and expenses:
  Production costs                                                    4,810,931          4,409,440           3,600,452
  Exploratory and dry hole costs                                      6,243,211          1,858,271           1,014,604
  Salaries and employee benefits                                      1,667,678          1,741,721           1,500,289
  Depletion, depreciation and amortization                            2,140,066          2,448,210           2,607,420
  Auditing, accounting and legal services                               446,336            703,833             689,400
  Shareholder communications                                            179,111            181,039             157,222
  Interest expense                                                       32,005             30,690              27,937
  Other administrative expenses                                         935,262          1,026,889             928,610
                                                                    -----------        -----------         -----------
                                                                     16,454,600         12,400,093          10,525,934
                                                                    -----------        -----------         -----------

Income before income taxes and minority interests                     4,303,007          5,672,925           4,898,038
Income taxes                                                          1,442,495          1,848,079           2,397,797
                                                                    -----------        -----------         -----------

Income before minority interests                                      2,860,512          3,824,846           2,500,241
Minority interests                                                    2,166,525          2,414,313           1,815,617
                                                                    -----------        -----------         -----------

Net income                                                          $   693,987       $  1,410,533         $   684,624
                                                                    ===========       ============         ===========

Average number of shares                                             24,782,360         24,599,899          24,421,309
                                                                     ==========         ==========          ==========

Per share, based on average number of shares
 outstanding during the period:
    Net income                                                          $.03                $.06               $.03
                                                                        ====                ====               ====

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Three years ended June 30, 1997



                                                                                                  Foreign
                                                              Capital in                              currency
                             Number           Common           excess of         Accumulated        translation
                           of shares          stock            par value           Deficit          adjustments           Total
                                                                                 (Restated)                            (Restated)

June 30, 1994              24,387,107         243,871          42,982,694        (23,175,693)        (4,473,620)         15,577,252
Net income                          -               -                   -            684,624                  -             684,624
Currency
translation                         -               -                   -                  -           (359,513)           (359,513)
  adjustments
Common stock issued
  to directors                 16,638             166              12,957                  -                  -              13,123
Exercise of stock
  options                     140,000           1,400             116,725                  -                  -             118,125
                          -----------       ---------         -----------       ------------        -----------         -----------

June 30, 1995              24,543,745         245,437          43,112,376        (22,491,069)        (4,833,133)         16,033,611
Net income                                          -                   -          1,410,533                  -           1,410,533
Currency
translation                                         -                   -                  -          2,048,537           2,048,537
  adjustments
Exercise of stock
  options                     147,500           1,475             132,525                                                   134,000
                          -----------       ---------         -----------       ------------        -----------         -----------
                                                                                           -                  -

June 30, 1996              24,691,245        $246,912         $43,244,901       $(21,080,536)       $(2,784,596)        $19,626,681
Net income                                                                           693,987                                693,987
Currency translation
  adjustments                                                                                          (944,609)           (944,609)
Exercise of stock
  options                     160,000           1,600             165,275                                                   166,875
                          -----------       ---------         -----------       -------------       ------------        -----------
                                                                                           -                  -
June 30, 1997              24,851,245        $248,512         $43,410,176       $(20,386,549)       $(3,729,205)        $19,542,934
                           ==========        ========         ===========       =============       ============        ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           Year ended June 30,

                                                                                 1997             1996               1995
                                                                                               (Restated)         (Restated)
Operating Activities:
  Net income                                                               $    693,987      $  1,410,533        $   684,624
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Exploratory and dry hole costs                                           6,243,211         1,858,271          1,014,604
     Depletion, depreciation and amortization                                 2,140,066         2,448,210          2,607,420
     Deferred income taxes                                                      637,130           683,668          1,869,030
     Minority interests                                                       2,166,525         2,414,313          1,815,617
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                       1,082,939          (991,763)           358,474
    Reimbursable development costs                                              (31,784)         (122,153)           (44,536)
    Other assets                                                                (84,665)         (217,509)           (42,539)
    Inventories                                                                 111,429          (203,575)            86,750
    Accounts payable and accrued liabilities                                    169,687           (75,766)           237,064
    Income taxes payable                                                     (1,947,610)        1,980,817                  -
                                                                             -----------       ----------         ----------
Net cash provided by operating activities                                    11,180,915         9,185,046          8,586,508
                                                                             ----------        ----------         ----------

Investing Activities:
  Additions to property and equipment                                        (5,305,699)       (5,596,156)        (7,283,821)
  Sale of assets                                                                      -                 -            905,556
  U.S. Government securities purchased                                       (2,211,205)                -                  -
                                                                             -----------       -----------        -----------
Net cash used in investing activities                                        (7,516,904)       (5,596,156)        (6,378,265)
                                                                             -----------       -----------        -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                    (1,778,622)       (1,619,104)        (1,673,345)
  Sales of common stock by MPC                                                  166,875           134,000            131,248
                                                                             -----------       -----------        -----------
Net cash used in financing activities                                        (1,611,747)       (1,485,104)        (1,542,097)
                                                                             -----------       -----------        -----------

Effect of exchange rate changes on cash
  and cash equivalents                                                         (388,359)          192,589            (34,141)
                                                                             -----------       ----------         -----------
Net increase in cash and cash
  equivalents                                                                 1,663,905         2,296,375            632,005
Cash and cash equivalents at beginning of year                               11,278,957         8,982,582          8,350,577
                                                                             ----------        ----------         ----------

Cash and cash equivalents at end of year                                    $12,942,862       $11,278,957         $8,982,582
                                                                            ===========       ===========         ==========


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997


1.       Summary of significant accounting policies

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation ("MPC") and its subsidiaries, hereafter referred to collectively as the Company. All intercompany transactions have been eliminated. At June 30, 1997, MPC owned a 50.7% interest in Magellan Petroleum Australia Limited ("MPAL").

         Revenue Recognition

         The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered.

         Oil and Gas Properties

         Oil and gas properties are located in Australia, Canada, Belize, Central America and the United States. During the fourth quarter of 1997, the Company changed from the full cost method to the successful efforts method of accounting for its oil and gas operations. Although the full cost method continues to be generally accepted, the Financial Accounting Standards Board has expressed a preference for the successful efforts method. Management believes the successful efforts method better reflects the results of its oil and gas operations based on current and future exploration activities. The accompanying financial statements for years prior to 1997 have been restated to reflect the new method.

         Under the successful efforts method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units of production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties and requires an impairment provision or non cash charge against earnings for any quarter in which their carrying value exceeds the standardized measure of undiscounted future net cash flows from proved oil and gas reserves based on prices received for oil and gas production as of the end of that quarter or a subsequent date prior to publication of financial results for the quarter.

1.       Summary of significant accounting policies (Cont'd)

         Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred.

         Adoption of the successful efforts accounting method resulted in changes to previously reported net income, net income per share and the balance sheet accounts, as follows:

                                                                                             June 30,
                                                                                     1996               1995
Net income previously reported                                                   $   880,606           $820,843
Adjustment for the effect of the change in accounting method                         529,927           (136,219)
                                                                                ------------           ---------
         Net income as restated                                                   $1,410,533           $684,624
                                                                                  ==========           ========

Net income per share previously reported                                            $.04                 $.03
Adjustment for the effect of the change in accounting method                         .02                    -
                                                                                   -----                 ----
         Net income per share as restated                                           $.06                 $.03
                                                                                    ====                 ====

                                                                               June 30, 1996
                                                            Previously
                                                             Reported            Adjustment          As restated

Oil and gas properties (net)                               $43,517,664         $(10,605,354)         $32,912,310
                                                           ===========         =============         ===========
Deferred income taxes                                       $9,054,117          $(2,604,023)          $6,450,094
                                                            ==========          ============          ==========
Reserve for future site restoration costs                   $3,902,909          $(3,371,957)            $530,952
                                                            ==========          ============            ========
Minority interests                                         $18,966,281          $(2,284,216)         $16,682,065
                                                           ===========          ============         ===========
Accumulated deficit                                        $21,971,839          $(2,345,158)         $19,626,681
                                                           ===========          ============         ===========

         If the full cost method of accounting had been retained, the Company would have reported net income of $622,000 or $.03 per share for 1997.

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

1.       Summary of significant accounting policies (Cont'd)

         Inventories

         Inventories consist of crude oil in various stages of transit to the point of sale and are valued at the lower of cost (determined on an average cost basis) or market.

         Foreign currency translations

         The accounts of the Company's Australian subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity, whereas gain or loss on foreign currency transactions is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using a quarterly weighted average exchange rate for the period. At June 30, 1997 and 1996, the Australian dollar was equivalent to U.S. $.7538, and $.7875, respectively.

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

          Cash and cash equivalents

          The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                              June 30,
                                                       1997              1996
                                                       ----              ----
Cash                                               $   480,963       $   394,224
U.S. Treasury Bills                                    197,573         1,678,858
Australian money market accounts and short
  term commercial paper                             12,264,326         9,205,875
                                                   -----------       -----------
                                                   $12,942,862       $11,278,957
                                                   ===========       ===========

1.        Summary of significant accounting policies (Cont'd)

          U.S. Government Securities

         At June 30, 1997, the Company has the following amounts invested in U.S. government securities which are expected to be held until maturity:

                                                                                    Amortized
                  Security                       Par value       Maturity Date         Cost          Fair value

U.S. Treasury Bill                                $1,000,000     Aug. 21, 1997      $   946,946       $   992,280
Federal National Mortgage Association              1,300,000     Nov. 24, 1997        1,264,259         1,270,539
                                                   ---------                          ---------         ---------
                                                  $2,300,000                         $2,211,205        $2,262,819
                                                  ==========                         ==========        ==========

         Earnings per share

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. Primary and fully diluted earnings per share are the same.

         In February 1997, the FASB issued Statement No. 128 Earnings per Share, which is required to be adopted for the fiscal year ending June 30, 1998. The Company does not expect the adoption of this new standard to have a material effect on earnings per share.

         Financial instruments

         The carrying value for cash and cash equivalents, accounts receivable, U.S. Government securities and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

2.        Oil and gas properties

          (a)     Australia

Mereenie
                      Field Development and Oil Production

          MPAL has a 35% working interest in the Mereenie oil and gas field in the Northern Territory of Australia ("NTA"). MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%.

         The field was producing about 2,400 (MPAL share 840) barrels of crude oil per day ("bpd") from 34 wells at June 30, 1997. During 1997, MPAL's share of oil sales was 353,000 barrels and 3.3 billion cubic feet ("bcf") of gas sold. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers.

          MPAL and its partner (the Mereenie Joint Venture - MPAL share 35%) are providing Mereenie gas for use in Darwin and other NTA centers. (See Gas Supply Contracts below). During 1997, the MJV committed 57.7 bcf of gas to PAWA over a 10 year period. In addition, the MJV has also committed 17 bcf of gas over a 6 year period to the Pegasus gold mining operation at MT Todd in the NTA. It is expected that both agreements will be concluded by fall 1997.

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

Palm Valley

                      Field Development and Gas Production

          MPAL has a 50.775% interest in the Palm Valley gas field which is located in the NTA. Ten wells have been drilled in the field, six of which are currently connected to the gas treatment plant and flowed as required to meet the Alice Springs and Darwin supply contracts with PAWA. During fiscal 1997, MPAL's share of gas sales was 3.6 bcf.

         The PVJV is also providing Palm Valley gas for use in Darwin and other NTA centers. See "Gas Supply Contracts".

         MPAL's share of Palm Valley production revenues is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.2548%.

2.        Oil and gas properties (Cont'd)

Gas Supply Contracts

         In 1981, the PVJV commenced the sale of gas to Alice Springs. In 1985, MPAL signed an agreement as a participant in the PVJV and also signed an agreement as a participant in the MJV for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been additional contracts for the sale of Mereenie Gas. The following is a summary of MPAL's interest in the Palm Valley Joint Venture and the Mereenie Joint Venture gas supply contracts:

                           Maximum contract              Take or pay               Percentage of
                      (Before/after royalties)    (Before/after royalties)      contract completed
                                (bcf)                      (bcf)               Maximum    Take or Pay           Contract Period

Palm Valley:
  Alice Springs            24.4         21.0           14.2        12.3           45           59               25 years (1983-2008)
  Darwin                   88.9         76.6           68.0        58.6           37           49               25 years (1987-2012)
                          -----         ----           ----        ----
                          113.3         97.6           82.2        70.9
                          -----         ----           ----        ----
Mereenie:
  Darwin (1985)            19.6         17.0           14.0        12.2           40           57               25 years (1987-2012)
  Darwin (1995)             7.5          6.5            6.0         5.2           51           63               10 years (1995-2005)
  Darwin (1997)            20.2         17.6           16.3        14.1            -            -               10 years (1999-2009)
  Pegasus - MT Todd         6.3          5.5            5.1         4.4            4            5                6 years (1997-2003)
  Other                     2.1          1.8            2.1         1.8            -            -                Various
                          -----        -----          -----       -----
                           55.7         48.4           43.5        37.7
                          -----        -----          -----       -----
Total                     169.0        146.0          125.7       108.6
                          =====        =====          =====       =====

         There is a difference in price between Palm Valley gas and Mereenie gas for the first 20 years of the 25 year contract which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         In consideration for the PVJV forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first twenty contract years, the MJV made a payment to the PVJV to partially compensate the PVJV for the reduced net present value of the future gas sales revenues which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that if the MJV sells any additional gas from the Mereenie field, the PVJV is entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 1997, the balance of the MJV gas subject to this entitlement was 22 bcf (MPAL share - 11 bcf).

          At June 30, 1997, the Company had accrued $650,000 for future site restoration costs for the Mereenie and Palm Valley fields. The balance of the estimated liability is $3,200,000 at June 30, 1997.

2.        Oil and gas properties (Cont'd)

Dingo Gas Field

         MPAL has a 34.26 percent interest in the Dingo gas field which is held under Retention License 2. The Dingo gas field, which is located in the Amadeus Basin in the NTA, has approximately 22 bcf of presently proved and recoverable reserves based on three production gas wells. The Dingo field participants have been negotiating for the sale of gas from the field. The current retention license required that a well be drilled by May, 1997 at an estimated cost of $2.7 million (MPAL share - $.9 million). An application to waive the drilling commitment has been filed and it is expected that the waiver will be granted. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Ngalia Basin

         MPAL has a 100% interest in permit EP-15 in the Ngalia basin in the NTA which covers 1.9 million acres. The minimum obligations of this permit total $.9 million for the period 1997-1999 including an obligation to drill a well by May 1998. Previously MPAL had held a permit in the Ngalia basin where a 6,000 foot wildcat well, Davis No. 1, was drilled in 1981. Although the well was abandoned as a dry hole, it did yield minor shows of natural gas. MPAL is actively seeking co-venturers in this project and expects that a well will be drilled before the end of 1997.

Northern Surat Basin

         MPAL currently has a 15.625% working interest in the Burunga permit in Queensland (ATP 378P). During fiscal 1996, the Scotia No. 3 well was drilled to test for coal bed methane gas. During fiscal 1997, the gas well was fracture stimulated. The well is currently being flow tested. The project appears to be economic and future development is being considered.

Eastern Surat Basin

         MPAL has earned a 10% interest in Block D of ATP 244P in Queensland by completing a pilot seismic reprocessing program and has an option to earn up to 75% by completing additional work. MPAL is currently reprocessing and interpreting the available seismic data and expects to drill a well in the first half of 1998.

2.        Oil and gas properties (Cont'd)

Southern Surat Basin

         MPAL has an option to earn 60% in ATP 626P in Queensland by drilling 3 wells. The Company is currently reprocessing 109 miles of existing seismic and has acquired 64 additional miles of seismic. MPAL's share of the project is estimated to be $2.2 million over the period 1997-1999, of which approximately $200,000 had been expended at June 30, 1997.

Timor Sea

         MPAL is earning a 10% interest in WA-74-P offshore Western Australia by funding 20% of the cost of drilling the Schilling-1 well which began drilling on August 23, 1997 and as of September 15, 1997, was being plugged and abandoned. The 2.1 million acre block contains two potential prospects for drilling. The estimated cost of the Schilling-1 well which is approximately $8 million (MPAL share - $1.6 million) will be written off during the first quarter of fiscal 1998.

Maryborough Basin

         MPAL is seeking partners for exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. During fiscal 1996, seismic surveys were completed on the permit. Processing and analysis of the data has been completed. A well is expected to be drilled in 1998 at an estimated cost of $1.1.

          (b)     Canada

          The Company has a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991. There are two wells capable of production in the field which is part of a permit covering 31,885 gross acres. For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center, which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment. Based on the current price of gas and the unrecovered development costs, the Company does not expect to receive any revenue from the field until 1998.

2.        Oil and gas properties (Cont'd)

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

Baca County, Colorado

         MPC (10%) and MPAL (90%) participated in an exploration program in Colorado. During late April 1995, MPAL commenced an initial three well exploration drilling program. All three wells were dry holes. Based on the data derived from the appraisal program during fiscal 1995 and 1996, the Company wrote off $809,000 and $1,691,000 in costs, respectively. During fiscal 1997, the Company drilled a fourth well which was a dry hole and all of the remaining costs of projects, which totaled $3,008,000, were written off. MPC has withdrawn from the venture and MPAL's interest is now 100%.

          (d)     Belize

Gladden Basin PSA

         During January 1996, MPAL acquired a 20% working interest in a Production Sharing Agreement ("Gladden PSA") which covers approximately 351,000 acres offshore Belize, Central America. On May 30, 1996, MPC acquired a 2 1/2% working interest in the Gladden PSA. The Gladden PSA expires on May 31, 2001. During 1997, the Gladden No. 1 well was plugged and abandoned and the Company's cost of the well, which totaled $2,655,000, was written off.

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

                         MAGELLAN PETROLEUM CORPORATION
                                  BALANCE SHEET

                                                              June 30,
                                                        1997            1996
                                                        ----            ----
                                                                      (Restated)
                  ASSETS
Current assets                                        $  2,913         $  2,287
Oil and gas properties - net                                47              283
Investment in MPAL                                      16,601           17,148
                                                      --------         --------
               Total                                   $19,561          $19,718
                                                       =======          =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                   $     18         $     92
                                                      --------         --------
Stockholders' equity:
  Capital                                               43,659           43,492
  Accumulated deficit                                  (20,387)         (21,081)
  Foreign currency translation adjustments              (3,729)          (2,785)
                                                      ---------        ---------
                                                        19,543           19,626
                                                      --------         --------
               Total                                   $19,561          $19,718
                                                       =======          =======

                         MAGELLAN PETROLEUM CORPORATION
                             STATEMENT OF OPERATIONS

                                                Year ended June 30,
                                      1997              1996             1995
                                                     (Restated)       (Restated)
Revenues                           $    122           $     84         $     58
Costs and expenses                   (1,376)              (900)            (977)
                                    --------           --------         --------
Loss before income taxes             (1,254)              (816)            (919)
Income tax provision                    276                252              261
                                    -------            -------          -------
Loss before equity in MPAL           (1,530)            (1,068)          (1,180)
Equity in MPAL net income             2,224              2,479            1,865
                                    -------            -------          -------
Net income                          $   694             $1,411          $   685
                                    =======             ======          =======

                         MAGELLAN PETROLEUM CORPORATION
                             STATEMENT OF CASH FLOWS

                                                      Year ended June 30,
                                                  1997        1996       1995
                                                           (Restated) (Restated)
Operating Activities:
  Net income                                    $   694     $ 1,411     $   685
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Abandonments                                    598         127          73
    Equity in MPAL income                        (2,224)     (2,479)     (1,865)
  Change in operating assets and liabilities:
    Accounts receivable                             (57)        (62)        239
    Accounts payable and accrued liabilities        (73)         29          (7)
                                                --------    --------    --------
Net cash used in operating activities            (1,062)       (974)       (875)
                                                 -------    --------    --------

Investing Activities:
  Additions to property and equipment              (363)       (288)       (195)
  U.S. Government securities purchased           (2,211)          -           -
                                                 -------    --------    --------
                                                 (2,574)       (288)       (195)
                                                 -------    --------    --------

Financing Activities:
  Dividends from MPAL                             1,826       1,662       1,718
  Sales of common stock                             167         134         131
                                                -------     -------     -------
                                                  1,993       1,796       1,849
                                                -------     -------     -------
Net increase (decrease) in cash and
    cash equivalents                             (1,643)        534         779
Cash and cash equivalents at
  beginning of year                               2,067       1,533         754
                                                 ------      ------     -------
Cash and cash equivalents at
  end of year                                    $  424      $2,067     $ 1,533
                                                 ======      ======     =======

4.       MPAL transactions and condensed financial statements

         The following are the condensed consolidated balance sheet of MPAL and condensed consolidated statement of operations (in thousands). At June 30, 1997, Santos Ltd. held 18.2% of MPAL and Boral Limited held 17.2% with the balance of 14% held by approximately 2,200 shareholders in Australia.

4.       MPAL transactions and condensed financial statements (Cont'd)

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of MPAL's subsidiaries.

                      Magellan Petroleum Australia Limited
                           Consolidated Balance Sheet

                                                                June 30,
                                                        1997             1996
                                                        ----             ----
                                                                      (Restated)
                     ASSETS

Current assets                                         $14,526          $12,617
Oil and gas properties - net                            27,469           31,344
Land, building and equipment - net                       1,154            1,166
                                                      --------         --------
               Total                                   $43,149          $45,127
                                                       =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                   $  2,785         $  4,436
                                                      --------         --------

Long term liabilities                                    7,833            7,076
                                                      --------         --------

Stockholders' equity:
  Capital                                               34,408           34,408
  Retained earnings                                      4,510            3,724
  Foreign currency translation adjustments              (6,387)          (4,517)
                                                      ---------        ---------
                                                        32,531           33,615
                                                      --------         --------
            Total                                      $43,149          $45,127
                                                       =======          =======

4.       MPAL transactions and condensed financial statements (Cont'd)

                      Magellan Petroleum Australia Limited
                      Consolidated Statement of Operations

                                                 Year ended June 30,
                                        1997            1996             1995
                                                     (Restated)       (Restated)
Revenues                              $20,636          $17,989          $15,366
Costs and expenses                     15,079           11,500            9,547
                                      -------          -------         --------
Income before taxes                     5,557            6,489            5,819
Income tax provision                    1,166            1,596            2,137
                                     --------         --------         --------
Net income                            $ 4,391          $ 4,893          $ 3,682
                                      =======          =======          =======


                      Magellan and Minority Equity in MPAL


Magellan equity interest in MPAL:
  Magellan equity in net income                    $2,224     $2,479     $1,865
                                                   ======     ======     ======

Minority equity interest in MPAL:
  Minority interest in net income                  $2,166     $2,414     $1,817

Foreign currency translation                         (922)     1,999       (352)

Dividends paid                                     (1,779)    (1,619)    (1,673)
                                                   -------    -------    -------

Total minority interest increase (decrease)        $ (535)    $2,794     $ (208)
                                                   =======    ======     =======

5.       Capital and stock options

         The Company's Certificate of Incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

         On October 5, 1989, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock.

         Following is a summary of option transactions for the three years ended June 30, 1997:

Options outstanding                  Number of shares       Option Prices ($)
June 30, 1994                               803,750            .75 - 1.125
  Exercised                                (105,000)               .75
  Exercised                                 (35,000)              1.125
                                          ----------
June 30, 1995                               663,750            .75 - 1.125
  Exercised                                 (25,000)               .75
  Exercised                                 (35,000)              1.125
  Exercised                                 (87,500)            .75 - .94
                                          ----------
June 30, 1996                               516,250           .75 - 1.0625
  Granted                                    50,000               2.75
  Exercised                                (150,000)             1.0625
  Exercised                                 (10,000)               .75
                                          ----------
June 30, 1997                               406,250            .8125-2.75
                                           --------     ($1.10 weighted average)

Options reserved for future grants          146,250

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

         Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 1997.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 6.55%, expected life - 5 years and expected volatility - .579. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                          Amount       Per Share

Net income as reported - June 30, 1997                   $694,000         $.03
Stock option expense                                       78,000            -
                                                         --------         ----
Pro forma net income                                     $616,000         $.03
                                                         ========         ====

6.       Income taxes

(a) Components of pretax income (loss) by geographic area (in thousands) are as follows:

                                             Year ended June 30,
                                   1997              1996                1995
                                                   (Restated)         (Restated)
United States                    $(4,547)           $(3,229)           $(1,530)
Foreign                            8,850              8,902              6,428
                                 -------            -------            -------
Total                            $ 4,303            $ 5,673            $ 4,898
                                 =======            =======            =======

(b) Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

                                                                               Year ended June 30,
                                                                    1997               1996                1995
                                                                                    (Restated)          (Restated)
Pretax consolidated income                                         $4,303             $5,673             $4,898
Losses not recognized:
  MPC's operations                                                  1,254                816                919
  MPAL's non Australian operations                                   (145)               831               (124)
  Permanent differences                                            (2,040)            (1,615)              (217)
                                                                  --------           --------           --------
Book taxable income - Australia                                    $3,372             $5,705             $5,476
                                                                   ======             ======             ======

Australian tax rate                                                  36%                36%                36%
                                                                     ===                ===                ===

Australian income tax provision                                    $1,214             $2,054             $1,971
Tax provision attributable to reconciliation of
  year end deferred tax liability                                     (48)              (458)               166
                                                                  --------           --------           -------

MPAL Australian tax provision                                       1,166              1,596              2,137
MPC income tax provision                                              276                252                261
                                                                  -------           --------           --------
Consolidated income tax provision                                  $1,442             $1,848             $2,398
                                                                   ======             ======             ======

Current income tax provision                                      $   276             $1,848            $   261
Deferred income tax                                                 1,166                  -              2,137
                                                                  -------           --------            -------
                                                                   $1,442             $1,848             $2,398
                                                                   ======             ======             ======

Effective tax rate                                                   34%                33%                49%
                                                                     ===                ===                ===

         The amount of $7,087,000 and $6,450,000 in deferred income taxes liability at June 30, 1997 and June 30, 1996, respectively, relates primarily to the deduction of acquisition and development costs which are capitalized for financial statement purposes.

         (c)      United States

         The Company has approximately $15,750,000 and $4,543,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 2000 and 2012. The Company also has approximately $1,120,000 of foreign tax carryovers, which are scheduled to expire periodically between 1998 and 2002. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences. Significant components of the Company's deferred tax assets were as follows:

                                               June 30                June 30
                                                 1997                   1996

Net operating losses                          $4,183,000             $3,901,000
Foreign tax credits                            1,120,000                976,000
Interest                                         212,000                138,000
Subpart F deemed dividend                      1,476,000              1,476,000
Intangible drilling costs                         21,000                 35,000
                                              ----------             ----------

Total deferred tax assets                      7,012,000              6,526,000

Valuation allowance                           (7,012,000)            (6,526,000)
                                              -----------            -----------

Net deferred tax assets                       $        0             $        0
                                              ==========             ==========

7.       Bank loan

         MPC has a $1,500,000 revolving line of credit at the bank's prime rate of interest (8 1/4% at June 30, 1997 and 8 1/4% at June 30, 1996) plus 1%, which will expire in December 31, 1997. The line is secured by 4,400,000 shares of MPAL common stock and requires a compensating balance of $100,000 plus 10% of the amount used under the line of credit. In addition, there is a 1/2% commitment fee charged on the unused portion of the line of credit. MPC has an additional $700,000 bank commitment to provide each director and officer with a $100,000 letter of credit. The letters of credit secure MPC's agreement to indemnify its directors and officers. The directors and officers bear the cost of the letters of credit. At June 30, 1997 and 1996, the line of credit and letters of credit were not being utilized.

         MPAL has a A.$10 million line of credit with an Australian bank at the bank's prime rate of interest (5.7% at June 30, 1997, and 6% at June 30, 1996) plus .5%. This line of credit is unsecured and expires December 31, 1997. In addition, there is an annual fee of A.$30,000 payable with respect to the line of credit. At June 30, 1997 and 1996, the line of credit was not being utilized.

8.       Related party and other transactions

         Mr. C. Dean Reasoner was a director of the Company until his resignation on March 11, 1997. He was also a member of the law firm of Reasoner & Fox, which firm was paid fees of $39,000, $109,000 and $120,000 for fiscal years 1997, 1996 and 1995, respectively. In fiscal 1995, the final year of his two year consulting agreement, Mr. Benjamin W. Heath, a director of the Company, was paid $35,000 plus an expense reimbursement. G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to the Company, was paid $211,088, $187,898 and $256,196 in fees for fiscal years 1997, 1996 and 1995, respectively. James R. Joyce, the President and Chief Financial Officer, is the owner of G&O'D INC. Mr. Timothy L. Largay, a director of the Company since February 1996, is a member of the law firm of Murtha, Cullina, Richter and Pinney, which firm was paid fees of $29,004 and $28,449 for fiscal years 1997 and 1996, respectively. In addition, Messrs. Heath and Reasoner have overriding royalty interests which were granted between 1957 and 1968 on certain of the Company's oil and gas properties prior to any discoveries. The following gross royalty amounts represent payments by all of the owners of the fields, not just the Company's share. The payments to Messrs. Heath and Reasoner with respect to these royalties in fiscal 1997 were $54,252 and $17,004, in fiscal 1996 were $45,657 and $20,071, and in fiscal 1995 were $45,220 and $21,403, respectively.

9.       Leases

         MPAL leases various offices. At June 30, 1997 future minimum rental payments applicable to noncancelable operating leases were as follows:

                 Fiscal Year                               Amount

                    1998                                  $153,000
                                                          --------

         The information regarding the rental expense for all operating leases is included in Note 11.

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

         The investments of the plan at June 30, 1997 are comprised of units of NMFM Superannuation Fund, a managed growth fund. The fund's assets are invested primarily in growth assets such as Australian and international shares.

         The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                            June 30,
                                                   1997                 1996
                                                   ----                 ----
Plan assets at fair value                       $3,311,309           $3,214,103
                                                ----------           ----------
Actuarial value of accumulated
  benefit obligation                            $3,072,750           $3,062,115
Effect of assumed future
  compensation increases                          (433,034)            (108,603)
                                               ------------         ------------
Projected benefit obligation
  for service to date                            2,639,716            2,953,512
                                               -----------          -----------
Plan assets in excess of
  projected benefit obligation                     671,593              260,591
Unrecognized net loss                              149,025              539,425
Unrecognized net asset at transition              (234,730)            (280,256)
                                               ------------        -------------
                                                $  585,888          $   519,760
                                                ==========          ===========

         The net pension expense for the MPAL pension plan was as follows:

                                                    Year ended June 30,
                                             1997          1996          1995
                                             ----          ----          ----
Service cost                               $242,014      $247,010      $228,421
Interest cost                               200,995       204,554       157,409
Actual return on plan assets               (246,904)     (259,695)     (201,565)
Net amortization and deferred items         (18,472)      (19,298)      (15,503)
                                           ---------     ---------     ---------
Net pension cost                           $177,633      $172,571      $168,762
                                           ========      ========      ========

Plan contributions by MPAL                 $275,000      $279,000      $250,000
                                           ========      ========      ========

         Significant assumptions used in determining pension cost and the related obligations were as follows:

                                             1997           1996           1995

Assumed discount rate                         6.5%           8.0%           9.0%
Rate of increase in future
  compensation levels                         5.0%           6.5%          15.0%
Expected long term rate of
   return on plan assets                      7.0%           8.5%          10.0%

Australian exchange rate                    $.7538         $.7875         $.7097

11.      The financial information

         Geographic information

         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                                 Year ended June 30,
                                                      1997              1996                1995
                                                                     (Restated)          (Restated)
Revenue:
  Australia                                          $20,618            $17,639            $14,113
  United States                                          140                434              1,311
                                                    --------           --------          ---------
                                                     $20,758            $18,073            $15,424
                                                     =======            =======            =======
Operating income:
  Australia                                         $  8,683           $  7,246           $  4,681
  Belize                                              (2,584)                 -                  -
  United States                                       (2,862)            (2,982)              (724)
                                                    ---------          ---------          ---------
                                                       3,237              4,264              3,957
  Corporate overhead and interest
    net of other income                                1,066              1,409                941
                                                     -------            -------           --------
  Consolidated operating income before
    income taxes and minority interests             $  4,303           $  5,673           $  4,898
                                                    ========           ========           ========

Net income:
  Australia                                         $  5,212           $  3,835           $  2,040
  Belize                                              (1,320)                 -                  -
  United States                                       (3,198)            (2,424)            (1,355)
                                                    ---------          ---------          ---------
                                                   $     694           $  1,411          $     685
                                                   =========           ========          =========
Identifiable assets:
  Australia                                          $42,516            $42,295            $32,816
  Belize                                                 563                  -                  -
  United States                                           70              2,831              3,400
                                                   ---------          ---------           --------
                                                      43,149             45,126             36,216
  Corporate assets                                     3,081              2,690              2,007
                                                   ---------          ---------           --------
                                                     $46,230            $47,816            $38,223
                                                     =======            =======            =======

          Substantially all of the Company's Australian gas sales were to the Power and Water Authority ("PAWA") of the Northern Territory of Australia ("NTA"). Most of the Company's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide.

          Other financial information

                                                                              Year ended June 30,
                                                                 1997                1996                1995
                                                                 ----                ----                ----
Costs and expenses - Other
  Consultants                                                  $  108,552          $   135,135         $   174,499
  Directors' fees and expense                                     173,832              167,002             163,922
  Insurance                                                       284,532              272,275             241,023
  Rent                                                            326,665              283,954             350,290
  Taxes                                                           234,960              220,968             234,008
  Travel                                                          233,044              337,132             183,351
  Other (net of overhead reimbursements)                         (426,323)            (389,577)           (418,483)
                                                               -----------          -----------         -----------
                                                               $  935,262           $1,026,889          $  928,610
                                                               ==========           ==========          ==========

Royalty payments                                               $1,930,011           $1,544,508          $1,596,516
                                                               ==========           ==========          ==========

Interest payments                                              $   32,005           $   30,690          $   27,937
                                                               ==========           ==========          ==========

Income tax payments                                            $2,256,934           $  251,888          $  260,580
                                                               ==========           ==========          ==========

12.       Selected quarterly financial data (unaudited)

          The following is a summary (in thousands) of the quarterly results of operations for the years ended June 30, 1997 and 1996:

1997 (Restated)                             QTR 1               QTR 2               QTR 3               QTR 4
                                            -----               -----               -----               -----
                                             ($)                 ($)                 ($)                 ($)
Total revenues                               5,110               5,458               5,176               5,014
                                            ------              ------              ------              ------
Costs and expenses:
  Originally reported                       (3,019)             (2,915)             (3,023)             (7,497)
  Adjustment                                     -                   -              (2,655)              2,655
                                            -------             -------             -------             -------
  Restated                                  (3,019)             (2,915)             (5,678)             (4,842)
                                            -------             -------             -------             -------
Income taxes:
  Originally reported                         (768)             (1,227)               (759)              1,312
  Adjustment                                     -                   -                 854                (854)
                                            -------             -------             -------             -------
  Restated                                    (768)             (1,227)                 95                 458
                                            -------             -------             -------             -------
Minority interests:
  Originally reported                         (762)               (894)               (739)                228
  Adjustment                                     -                   -                (749)                749
                                            -------             -------             -------             -------
  Restated                                    (762)               (894)             (1,488)                977
                                            -------             -------             -------             -------
Net income (loss):
  Originally reported                          561                 422                 655                (943)
  Adjustment                                     -                   -              (2,550)              2,550
                                            -------             -------             -------             -------
  Restated                                     561                 422              (1,895)              1,607
                                            -------             -------             -------             -------
Per share:
  Originally reported                         .02                 .02                 .03                (.04)
  Adjustment                                    -                   -                (.10)                .10
                                              ---                 ---                -----                ---
  Restated                                    .02                 .02                (.07)                .06
                                              ---                 ---                -----                ---

12.       Selected quarterly financial data (unaudited) (Cont'd)

1996 (Restated)                             QTR 1               QTR 2               QTR 3               QTR 4
                                            -----               -----               -----               -----
                                             ($)                 ($)                 ($)                 ($)
Total revenues                               3,935               4,649               4,770               4,719
                                            ------              ------              ------              ------
Costs and expenses:
  Originally reported                       (2,748)             (2,929)             (2,745)             (5,459)
  Adjustment                                     -                   -                   -               1,482
                                            -------             -------             -------             -------
  Restated                                  (2,748)             (2,929)             (2,745)             (3,977)
                                            -------             -------             -------             -------
Income taxes:
  Originally reported                         (448)             (1,004)               (724)                835
  Adjustment                                     -                   -                   -                (507)
                                            -------             -------             -------             -------
  Restated                                    (448)             (1,004)               (724)                328
                                            -------             -------             -------             -------
Minority interests:
  Originally reported                         (466)               (591)               (706)               (207)
  Adjustment                                     -                   -                   -                (445)
                                            -------             -------             -------             -------
  Restated                                    (466)               (591)               (706)               (652)
                                            -------             -------             -------             -------
Net income:
  Originally reported                          273                 125                 595                (112)
  Adjustment                                     -                   -                   -                 530
                                            -------             -------             -------             -------
  Restated                                     273                 125                 595                 418
                                            -------             -------             -------             -------
Per share:
  Originally reported                         .01                 .01                 .02                   -
  Adjustment                                    -                   -                   -                 .02
                                              ---                 ---                 ---                 ---
  Restated                                    .01                 .01                 .02                 .02
                                              ---                 ---                 ---                 ---

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (unaudited)

                                  June 30, 1997

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

Estimated net quantities of proved developed and proved oil and gas reserves:

                                                      Natural Gas                               Oil
                                                         (BCF)                            (Thousand Bbls)

Proved Reserves:                             Australia             U.S.             Australia            U.S.
                                                (*)

June 30, 1994                                   81.762             .128               1,364               66
Revision of previous estimates                    .244             .200                   -              150
Extensions and discoveries                       6.502                -                 412                -
Production                                      (4.934)           (.132)               (280)             (89)
Sales of minerals in place                           -            (.196)                  -             (127)
                                               --------           ------              ------            -----
June 30, 1995                                   83.574                -               1,496                -
Revision of previous estimates                       -                -                   -                -
Extensions and discoveries                       1.518                -                  23                -
Production                                      (5.422)               -                (318)               -
                                               --------           ------              ------            -----
June 30, 1996                                   79.670                -               1,201                -
Revision of previous estimates                   (.861)               -                  65                -
Extensions and discoveries                      22.946                -                   -                -
Production                                      (5.673)               -                (307)               -
                                               --------           ------              ------            -----
June 30, 1997                                   96.082                -                 959                -
                                                ======            ======              ======            =====

Proved Developed Reserves:

June 30, 1994                                   81.762             .128               1,364               66
                                                ======             ====               =====               ==

June 30, 1995                                   83.574                -               1,496                -
                                                ======             ====               =====               ==

June 30, 1996                                   79.670                -               1,201                -
                                                ======             ====               =====               ==

June 30, 1997                                   96.082                -                 959                -
                                                ======             ====               =====               ==

-------------------

(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts. Approximately 49.3% of reserves are attributable to minority interests.

Costs of oil and gas activities (in thousands):

                                                Australia
                       ---------------------------------------------------------
                                  Exploration              Development
Fiscal Year                          Costs                    Costs
    1997                           $   580                  $   678
    1996                               335                    2,989
    1995                               224                    3,071

                                                Americas
                       ---------------------------------------------------------
                                  Exploration              Acquisition
Fiscal Year                          Costs                    Costs
    1997                            $3,138                  $    47
    1996                             2,138                      426
    1995                             2,448                      386

Capitalized costs subject to depletion, depreciation and amortization ("DD&A") (in thousands):

                                                    June 30, 1997
                                    Australia          Americas          Total
Costs subject to DD&A                $48,130          $        -        $48,130
Costs not subject to DD&A                776                 421          1,197
Less accumulated DD&A                (20,704)                  -        (20,704)
                                    ---------         ----------       ---------
Net capitalized costs                $28,202          $      421        $28,623
                                     =======          ==========        =======

                                                    June 30, 1996
                                    Australia          Americas          Total
Costs subject to DD&A                $49,449          $        -        $49,449
Costs not subject to DD&A                588               2,898          3,486
Less accumulated DD&A                (20,023)                  -        (20,023)
                                    ---------         ----------       ---------
Net capitalized costs                $30,014          $    2,898        $32,912
                                     =======          ==========        =======

Discounted future net cash flows:

         The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 1997. Australia was the only cost center with proved reserves. Approximately 49.3% of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                                  Total
                                                 1997        1996        1995
                                                 ----        ----        ----
Future cash inflows                            $198,406    $138,797    $132,435
Future production costs                         (22,204)    (21,065)    (23,354)
Future development costs                              -           -      (1,139)
Future income tax expense                       (60,926)    (41,824)    (38,870
                                               ---------   ---------   --------
Future net cash flows                           115,276      75,908      69,072
10% annual discount for estimating timing
  of cash flows                                 (46,963)    (31,695)    (30,691)
                                               ---------   ---------   ---------
Standardized measures of discounted future
  net cash flows                               $ 68,313    $ 44,213    $ 38,381
                                               ========    ========    ========


         The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

                                                     1997      1996       1995
                                                     ----      ----       ----
Net change in prices and production costs          $18,300    $6,330    $(3,141)
Extensions and discoveries                          29,530        87      6,838
Revision of previous quantity estimates               (341)        -        148
Changes in estimated future development costs            -         -     (1,534)
Sales and transfers of oil and gas produced        (11,264)   (9,583)    (9,266)
Sales of minerals in place                               -         -     (1,313)
Previously estimated development cost
  incurred during the period                             -     1,493        765
Accretion of discount                                3,535     3,180      4,113
Net change in income taxes                         (12,604)      (43)    (3,921)
Net change in exchange rate                         (3,056)    4,368     (1,028)
                                                   --------   ------    --------
                                                   $24,100    $5,832    $(8,339)
                                                   =======    ======    ========

Additional information regarding discounted future net cash flows.

                                    Australia

Reserves - Natural Gas

         Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which have been limited to the quantities of gas committed to specific contracts.

Reserves and Costs - Oil

         At June 30, 1997, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 1997. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill a few additional wells.

Income taxes

         Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$9,236,000, A.$9,448,000 and A.$9,583,000 in unrecouped capital expenditures at 1997, 1996 and 1995, respectively. The tax rate in computing Australian future income tax expense was 36%.

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

Results of Operations

          The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 1997:

                                                      United States                              Australia

                                            1997        1996 (1)      1995 (1)        1997          1996          1995
                                            ----        -----         ----            ----          ----          ----
                                                                                                 (Restated)    (Restated)
Revenues:
  Oil sales                                                              $363         $6,740       $ 5,922       $ 5,330
  Gas sales                                                               115         11,552         9,746          7748
                                                                         ----         ------        ------        ------
                                                                          478         18,292        15,668        13,078
                                                                         ----         ------        ------        ------
Costs:
  Production costs                                                        145          4,811         4,410         3,455
  Depletion, exploratory
    and dry hole costs                      (3,008)       (1,691)         (54)         2,605         2,040         1,760
                                            -------       -------       ------        -------       -------       -------
                                            (3,008)       (1,691)          91          7,416         6,450         5,215
                                            -------       -------       ------        -------       -------       -------
Income before taxes and
  minority interest                         (3,008)       (1,691)         387         10,876         9,218         7,863
  Income tax provision (2)                       -             -            -         (3,915)       (3,318)       (2,595)
                                            -------       -------       ------        -------       -------       -------
Income before minority interests            (3,008)       (1,691)         387          6,961         5,900         5,268
  Minority interests (49.3%)                 1,327           772         (191)        (3,432)       (2,909)       (2,597)
                                             -----        -------       ------        -------       -------       -------
Net income (loss) from
  operations                               $(1,681)       $ (919)       $  196         $3,529        $2,991       $ 2,671
                                           ========       =======       ======         ======        ======       =======

Depletion per unit of
  production                                     -             -        $14.88         A$1.86        A$2.35       A.$2.31
                                           ========      ========       ======         ======        ======       =======

-----------------

  (1) The Company's interest in the Navajo Joint Venture was sold effective as of March 31, 1995.
  (2)      Australian income tax provision 36% in 1997 and 1996 and 33% in 1995.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 Certain Relationships and Related Transactions, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1997, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

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

                  The  financial  statements  listed  below and  included  under
Item 8, are filed as part of this report.
                                                                         Page
                                                                       reference

Report of Independent Auditors                                            35

Consolidated balance sheet at June 30, 1997 and
  June 30, 1996                                                           36

Consolidated statement of operations
  for each of the three years in the period
  ended June 30, 1997                                                     37

Consolidated statement of changes in stockholders'
  equity for each of the three years in the period
  ended June 30, 1997                                                     38

Consolidated statement of cash flows for each of
  the three years in the period ended June 30, 1997                       39

Notes to consolidated financial statements                              40-62

Supplementary oil and gas information (unaudited)                       63-67

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

                           (h) Palm Valley Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd.,
                           C. D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, IEDC Australia Pty. Limited, Amadeus Oil N.L., Southern Alloy Venture Pty. Limited and Gasgo Pty., Limited.
                           Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28, 1985 that the Guarantee is binding. All of the above were filed as exhibit 10(p) to Report on Form 10-K for the fiscal year ended April 30, 1985 and are incorporated herein by reference.

                           (i) Mereenie Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso
                           Resources Limited, Moonie Oil N.L., Petromin No Liability, Transoil No Liability, Farmout Drillers N.L., Gasgo Pty. Limited, The Moonie Oil Company Limited, Magellan Petroleum Australia Limited and Flinders Petroleum N.L. Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28, 1985 that the Guarantee is binding. All of the above were filed as exhibit 10(q) to Report on Form 10-K for the fiscal year ended April 30, 1985 and are incorporated herein by reference.

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

                           Not applicable.

                    12.    Statement re computation of ratios.

                           None.

                    13. Annual report to security holders, Form 10-Q or quarterly report to security holders.

                           Not applicable.

                    16.    Letter re change in certifying accountant.

                           None.

                    18.    Letter re change in accounting principles.

                           None.

                    21.    Subsidiaries of the registrant.

                           (a)    Magellan Petroleum Australia Limited,
                                  incorporated in Queensland, Australia.
                           (b)    Magellan Petroleum (N.T.) Pty. Ltd.,
                                  incorporated in Queensland, Australia.
                           (c) Paroo Petroleum Pty. Ltd., incorporated in Queensland, Australia.
                           (d) Paroo Petroleum (Holdings), Inc., incorporated in Delaware, U.S.A.
                           (e) Paroo Petroleum (USA), Inc., incorporated in Delaware, U.S.A.
                           (f)    Magellan Petroleum (W.A.) Pty. Ltd.,
                                  incorporated in Queensland, Australia
                           (g) Magellan Petroleum (Eastern) Pty. Ltd., incorporated in Queensland, Australia.
                           (h) Magellan Petroleum (Burunga) Pty., Ltd., incorporated in Queensland, Australia.
                           (i)    Magellan Petroleum (Belize) Limited
                                  incorporated in Belize, Central America.

                    22. Published report regarding matters submitted to vote of security holders.

                           Not applicable.

                    23.    Consent of experts and counsel.

                           Consent of Ernst & Young LLP filed herewith.

                    24.    Power of attorney.

                           Not applicable.

                    27.    Financial Data Schedule.

                           Filed herein.

                    99.    Additional Exhibits.

                           None.

            (b)     Reports on Form 8-K.

                    On May 15, 1997, the Company filed a Current Report on Form 8-K to report that the Dogwood 14O-1 well in Baca County, Colorado was plugged and abandoned.

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


Dated:  September 18, 1997


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


Dated:  September 18, 1997                Dated:  September 18, 1997



/s/ Dennis D. Benbow                      /s/ Walter McCann
Dennis D. Benbow                          Walter McCann
Director                                  Director


Dated:  September 18, 1997                Dated:  September 18, 1997



/s/ Timothy L. Largay                     /s/ Ronald P. Pettirossi
Timothy L. Largay                         Ronald P. Pettirossi
Director                                  Director



Dated:  September 18, 1997                Dated:  September 18, 1997