Form 10-Q
period 1997-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 1997-11-12
CIK 61398

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                               ----------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of November 1, 1997 was 24,982,495.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                            September 30,              June 30,
                                                                                 1997                    1997
                                                                            -------------           -------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                  $12,570,034             $12,942,862
  Accounts receivable                                                          1,751,381               1,356,912
  U.S. Government securities                                                   2,141,204               2,211,205
  Reimbursable development costs                                                 640,639                 260,553
  Inventories                                                                    254,374                 250,069
                                                                             ------------            ------------
          Total current assets                                                17,357,632              17,021,601
                                                                             ------------            ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                          45,732,466              45,891,237
  Land, buildings and equipment                                                1,815,604               1,837,114
  Field equipment                                                              1,611,417               1,598,387
                                                                             ------------            ------------
                                                                              49,159,487              49,326,738
  Less accumulated depletion, depreciation and amortization                  (20,433,529)            (20,704,121)
                                                                             ------------            ------------
                                                                              28,725,958              28,622,617
                                                                             ------------            ------------

  Other assets                                                                   564,126                 585,889
                                                                             ------------            ------------
                                                                             $46,647,716             $46,230,107
                                                                             ===========             ===========
                  LIABILITIES, MINORITY INTERESTS
                      AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $  3,674,216            $  1,869,818
  Accrued liabilities                                                            876,377                 933,256
                                                                             ------------            ------------
          Total current liabilities                                            4,550,593               2,803,074
                                                                             ------------            ------------

Long term liabilities:
  Deferred income taxes                                                        7,070,956               7,087,224
  Reserve for future site restoration costs                                      662,671                 650,311
                                                                             ------------            ------------
                                                                               7,733,627               7,737,535
                                                                             ------------            ------------

Minority interests                                                            15,560,064              16,146,564
                                                                             ------------            ------------

Commitments (Note 2)

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 24,944,995 and 24,851,245 shares, respectively                   249,450                 248,512
  Capital in excess of par value                                              43,497,363              43,410,176
                                                                             ------------            ------------
                                                                              43,746,813              43,658,688
  Accumulated deficit                                                        (20,316,686)            (20,386,549)
  Foreign currency translation adjustments                                    (4,626,695)             (3,729,205)
                                                                             ------------            ------------
                                                                              18,803,432              19,542,934
                                                                             ------------            ------------
                                                                             $46,647,716             $46,230,107
                                                                             ===========             ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                             Three months ended
                                                                                September 30,
                                                                       1997                      1996
                                                                   -----------               -----------
Revenues:
  Oil sales                                                        $ 1,143,547               $ 1,758,328
  Gas sales                                                          2,883,126                 2,770,943
  Other production related revenues                                    328,617                   356,719
  Interest income                                                      196,522                   223,936
                                                                   -----------               -----------
                                                                     4,551,812                 5,109,926
                                                                   -----------               -----------
Costs and expenses:
  Production costs                                                     933,909                 1,284,818
  Exploration and dry hole costs                                     1,603,046                         -
  Salaries and employee benefits                                       405,098                   433,376
  Depletion, depreciation and
    amortization                                                       520,669                   865,885
  Auditing, accounting and
    legal services                                                     179,810                   194,049
  Shareholder communications                                            19,615                    19,036
  Other administrative expenses                                        273,353                   213,916
  Interest                                                               7,491                     7,882
                                                                   -----------               -----------
                                                                     3,942,991                 3,018,962
                                                                   -----------               -----------

Income before income taxes and minority interests                      608,821                 2,090,964
  Income tax provision                                                 251,289                   768,459
                                                                   -----------               -----------

Income before minority interests                                       357,532                 1,322,505
  Minority interests                                                   287,669                   762,167
                                                                   -----------               -----------

Net income                                                         $    69,863               $   560,338
                                                                   ===========               ===========

Average number of shares outstanding                                24,874,683                24,691,245
                                                                    ==========                ==========

Net income per share                                                   $ -                       $.02
                                                                       ====                      ====


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                 Capital in                       Foreign currency
                                   Number           Common        excess of                          translation
                                 of shares           stock        par value          Deficit         adjustments           Total

June 30, 1997                   24,851,245         $248,512      $43,410,176      $(20,386,549)      $(3,729,205)       $19,542,934
  Net income                             -                -                -            69,863                 -             69,863
  Currency translation
    adjustments                          -                -                -                 -          (897,490)          (897,490)
  Exercise of stock options         93,750              938           87,187                                                 88,125
                                ----------         --------      -----------      -------------      ------------       ------------
                                                                                             -                 -
September 30, 1997              24,944,995         $249,450      $43,497,363      $(20,316,686)      $(4,626,695)       $18,803,432
                                ==========         ========      ===========      =============      ============       ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Three months ended
                                                                                        September 30,
                                                                                1997                     1996
                                                                            ------------             ------------

Operating Activities:
  Net income                                                                $    69,863             $    560,338
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                    520,669                  865,885
    Deferred income taxes                                                       (16,268)                 813,715
    Minority interests                                                          287,669                  762,167
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                        (456,361)                 636,238
    Reimbursable development costs                                             (401,451)                 188,382
    Other assets                                                                 (5,501)                   2,344
    Inventories                                                                 (16,264)                  46,703
    Accounts payable and accrued liabilities                                  1,574,298                  632,771
                                                                            ------------             ------------
Net cash provided by operating activities                                     1,556,654                4,508,543
                                                                            ------------             ------------

Investing Activities:
  Purchase of U.S. Government securities                                         70,001                 (946,946)
                                                                            ------------             ------------
  Net additions to property and equipment                                    (1,687,655)                (765,981)
                                                                            ------------             ------------
Net cash used in investing activities                                        (1,617,654)              (1,712,927)
                                                                            ------------             ------------

Financing Activities:
  Exercise of MPC stock options and stock issued                                 88,125                        -
                                                                            ------------             ------------
Net cash provided in financing activities                                        88,125                        -
                                                                            ===========              ===========

  Effect of exchange rate changes on cash
  and cash equivalents                                                         (399,953)                  44,675
                                                                            ------------             ------------
Net increase (decrease) in cash and cash equivalents                           (372,828)               2,840,291
  Cash and cash equivalents at
    beginning of year                                                        12,942,862               11,278,957
                                                                            ------------             ------------
Cash and cash equivalents at
    end of period                                                           $12,570,034              $14,119,248
                                                                            ===========              ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1997

Item 1.       Financial Statements - Notes

         The information for the three month period ended September 30, 1997 and 1996, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements   included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

         During fiscal 1997, the Company adopted the successful efforts method of accounting for its oil and gas operations, therefore, the results of operations may vary materially from quarter to quarter. An active exploration program may result in greater exploration and dry holes costs. Under this method, the cost of drilling a dry hole is written off immediately. The Company had previously followed the full cost method of accounting whereby all of its exploratory and dry holes costs had been capitalized by country. These costs had been amortized over a period of years through the depletion deduction.

         Liquidity and Capital Resources

Consolidated

         At September 30, 1997, the Company on a consolidated basis had approximately $14,711,000 of cash and securities.

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period       $12,943,000
         Cash provided by operations                              1,557,000
         Net additions to property and equipment                 (1,688,000)
         Other                                                     (242,000)
                                                                ------------
         Cash and cash equivalents at end of period             $12,570,000
                                                                ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As to the Company (unconsolidated)

         At September 30, 1997, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $2,758,000. MPC's normal annual operating budget is approximately $700,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1998, MPC has budgeted approximately $400,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

         During September 1997, MPAL announced that its Board of Directors had recommended a dividend of A.$.10 per share. MPC's share of this dividend is approximately $1,600,000 which will be added to the Company's working capital. The dividend was approved at MPAL's Annual General Meeting held on October 30, 1997 and is payable on November 25, 1997.

As to MPAL

         At September 30, 1997, MPAL had working capital of approximately $10,049,000. MPAL has budgeted approximately $4.7 million for exploration in fiscal 1998. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and, if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended September 30, 1997 vs. September 30, 1996.

         The Company had consolidated net income of $69,863 for the three month period ended September 30, 1997 compared to net income of $560,338 for the comparable 1996 period. The components of consolidated net income for the comparable periods were as follows:

                                                 Three month period ended
                                                       September 30,
                                                1997                  1996
                                             ----------            ----------

MPC unconsolidated pretax loss               $(224,481)            $(219,957)
MPC income tax                                  (1,000)               (2,206)
Share of MPAL pretax income                    422,136             1,170,671
Share of MPAL income tax provision            (126,792)             (388,170)
                                             ----------            ----------
Consolidated net income                        $69,863              $560,338
                                               =======              ========

Net income per share                            $ -                   $.02
                                                ====                  ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales decreased by 35% in the current quarter to $1,144,000 from $1,758,000 in 1996 because of a 1% decrease in oil prices and because of a 28% decrease in the number of units sold. The average value of the Australian dollar also decreased 7% during the 1997 period. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) to maintain field production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                   Three month period ended September 30,
                                          1997 Sales                                    1996 Sales
                               -----------------------------------            ---------------------------------
                                                     Average price                                Average price
                                bbls                   per bbl                 bbls                 per bbl
Australia-Mereenie             70,851                  A.$25.49               98,927               A.$25.75


         Gas sales  increased 4% to $2,883,000  in 1997 from  $2,771,000 in 1996 primarily as a result of a 14% increase in the volumes of gas sold. The increase was partially offset because the average value of the Australian dollar decreased 7% during the 1997 period. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                        Three month period ended September 30,
                                                1997 Sales                               1996 Sales
                                     -------------------------------            -------------------------------
                                                       Average price                              Average price
                                      bcf                 per mcf                bcf                 per mcf
                                                                                                      (A.$)
Australia:
Palm Valley
  Alice Springs contract              .280                 2.95                  .232                  2.94
  Darwin contract                     .633                 2.02                  .377                  2.02
Mereenie:
  Darwin contact                      .454                 1.94                  .626                  2.17
  Other                               .427                 2.82                  .338                  2.69
                                      ----                                       ----
       Total                         1.794                                      1.573
                                     =====                                      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues decreased 8% to $329,000 in 1997 compared to $357,000 in 1996. The average value of the Australian dollar decreased 7% during the 1997 period.

         Interest decreased 17% in 1997. The decrease from $244,000 in 1996 to $197,000 in 1997 resulted from the combination of less funds available for investment and lower interest rates.

                               Costs and Expenses

         Production costs decreased 27% in 1997 to $934,000 from $1,285,000 in 1996. The decrease relates to a decrease in costs at Mereenie and Palm Valley.

         Exploration and dry hole costs totaled $1,603,000 in 1997 which is primarily the cost of drilling the Schilling-1 well offshore Western Australia which was plugged and abandoned.

          Depreciation, depletion and amortization decreased 40% in 1997 to $521,000 from $866,000 in 1996. The decrease reflects the decrease in the number of units sold and the increase in gas reserves used to calculate depletion.

         Auditing, accounting and legal services decreased 7% in 1997 to $180,000 from $194,000 in 1996.

          Other administrative expenses increased 28% from $214,000 in 1996 to $273,000 in 1997. The primary reason for an increase is travel expenses and a decrease in the amount of overhead being charged to the Company's joint venture partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Income tax expense decreased from $768,000 in 1996 to $251,000 in 1997. The effective income tax rate for 1997 was 41% compared to 36% in 1996. The decrease in MPAL's 1997 income relative to 1996 increased the total effective tax rate. The components of tax income expense between MPC and MPAL were as follows:


                                            1997                       1996
                                          --------                   --------
MPC                                       $  1,000                   $  2,000
MPAL                                       250,000                    766,000
                                          --------                   --------
Consolidated                              $251,000                   $768,000
                                          ========                   ========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.7258 at September 30, 1997 compared to a value of $.7538 at June 30, 1997. This resulted in a $897,000 charge to the foreign currency translation adjustments account for the three month period ended September 30, 1997. The 4% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at September 30, 1997 from the June 30, 1997 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7355 for the quarter ended September 30, 1997, which is a 7% decrease compared to the $.7887 rate for the quarter ended September 30, 1996.

                           PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                               September 30, 1997

Item 5.       Other Information.

          The Company estimates that the following exploratory wells will be drilled during the remainder of the current fiscal year. The actual dates could change for various reasons such as the availability of drilling rigs. In addition, the Company could decide not to drill a well at any particular location.

                    Location                         Estimated Drilling Date
             --------------------                    -----------------------
             Ngalia Basin                                  January 1998
             Maryborough Basin                             February 1998
             Surat Basin (ATP244P)                         February 1998
             Surat Basin (ATP626P)                         April-May 1998

Item 6.       Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                       MAGELLAN PETROLEUM CORPORATION
                                                  Registrant





Date:  November 12, 1997               By /s/ James R. Joyce
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer