Form 10-Q
period 1997-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 1998-02-10
CIK 61398

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1997
                               ---------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of February 9, 1998 was 24,982,495.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                             December 31,              June 30,
                                                                                 1997                    1997

                                                                             -----------             -----------

                               ASSETS
Current assets:
  Cash and cash equivalents                                                  $10,924,201             $12,942,862
  Accounts receivable                                                          1,674,742               1,356,912
  U.S. Government securities                                                     876,336               2,211,205
  Reimbursable development costs                                                 635,977                 260,553
  Inventories                                                                    243,083                 250,069
                                                                             -----------             -----------
          Total current assets                                                14,354,339              17,021,601
                                                                             -----------             -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                          41,280,639              45,891,237
  Land, buildings and equipment                                                1,677,791               1,837,114
  Field equipment                                                              1,482,893               1,598,387
                                                                             -----------             -----------
                                                                              44,441,323              49,326,738
  Less accumulated depletion, depreciation and amortization                  (18,881,159)            (20,704,121)
                                                                             -----------             -----------
                                                                              25,560,164              28,622,617
                                                                             -----------             -----------

  Other assets                                                                   505,444                 585,889
                                                                             -----------             -----------
                                                                             $40,419,947             $46,230,107
                                                                             ===========             ===========
                  LIABILITIES, MINORITY INTERESTS
                      AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 1,261,944             $ 1,869,818
  Accrued liabilities                                                            760,826                 933,256
                                                                             -----------             -----------
          Total current liabilities                                            2,022,770               2,803,074
                                                                             -----------             -----------

Long term liabilities:
  Deferred income taxes                                                        6,824,331               7,087,224
  Reserve for future site restoration costs                                      627,728                 650,311
                                                                             -----------             -----------
                                                                               7,452,059               7,737,535
                                                                             -----------             -----------

Minority interests                                                            13,193,468              16,146,564
                                                                             -----------             -----------

Commitments (Note 2)

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 24,982,495 and 24,851,245 shares, respectively                   249,802                 248,512
  Capital in excess of par value                                              43,532,261              43,410,176
                                                                             -----------             -----------
                                                                              43,782,063              43,658,688
  Accumulated deficit                                                        (19,850,378)            (20,386,549)
  Foreign currency translation adjustments                                    (6,180,035)             (3,729,205)
                                                                             -----------             -----------
Total stockholders' equity                                                    17,751,650              19,542,934
                                                                             -----------             -----------
                                                                             $40,419,947             $46,230,107
                                                                             ===========             ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                              Three months ended                  Six months ended
                                                                 December 31,                       December 31,
                                                             1997             1996              1997             1996
                                                          ----------        ----------       ----------        ----------
Revenues:
  Oil sales                                               $1,229,381        $1,878,147       $2,372,928       $ 3,636,475
  Gas sales                                                2,864,909         2,940,415        5,748,035         5,711,358
  Other production related revenues                          235,647           412,836          564,264           769,555
  Interest income                                            167,355           226,643          363,877           450,579
                                                          ----------        ----------       ----------        ----------
                                                           4,497,292         5,458,041        9,049,104        10,567,967
                                                          ----------        ----------       ----------        ----------
 Costs and expenses:
  Production costs                                           871,305         1,110,618        1,805,214         2,395,436
  Exploration and dry hole costs                             181,260                 -        1,784,306                 -
  Salaries and employee benefits                             465,839           505,041          870,937           938,417
  Depletion, depreciation and amortization                   595,274           948,214        1,115,943         1,814,099
  Auditing, accounting and legal services                     98,216            57,374          278,026           251,423
  Shareholder communications                                 112,085           115,149          131,700           134,185
  Other administrative expenses                              287,729           155,751          561,082           369,667
  Bad debts                                                  239,201                 -          239,201                 -
  Interest                                                     7,151            22,953           14,642            30,835
                                                          ----------        ----------       ----------        ----------
                                                           2,858,060         2,915,100        6,801,051         5,934,062
                                                          ----------        ----------       ----------        ----------
Income before income taxes and minority interests          1,639,232         2,542,941        2,248,053         4,633,905
  Income tax provision                                       520,420         1,226,503          771,709         1,994,962
                                                          ----------        ----------       ----------        ----------
Income before minority interests                           1,118,812         1,316,438        1,476,344         2,638,943
  Minority interests                                         652,504           894,134          940,173         1,656,301
                                                          ----------        ----------       ----------        ----------
 Net income                                               $  466,308        $  422,304       $  536,171       $   982,642
                                                          ==========        ==========       ==========       ===========

 Average number of shares outstanding
   Basic                                                  24,973,120        24,747,370       24,920,888        24,723,316
                                                          ==========        ==========       ==========        ==========
  Diluted                                                 25,257,495        25,257,495       25,257,495        25,257,495
                                                          ==========        ==========       ==========        ==========

Net income per share
  Basic and Diluted EPS                                      $.02             $.02              $.02             $.04
                                                             ====             ====              ====             ====



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                  Capital in                       Foreign currency
                                   Number         Common          excess of                           translation
                                 of shares         stock          par value          Deficit          adjustments          Total

June 30, 1997                   24,851,245        $248,512      $43,410,176      $(20,386,549)      $(3,729,205)       $19,542,934
  Net income                             -               -                -           536,171                 -            536,171
  Currency translation
    adjustments                          -               -                -                 -        (2,450,830)        (2,450,830)
  Exercise of stock options        131,250           1,290          122,085                                                123,375
                                ----------        --------      -----------      ------------       -----------        -----------
                                                                                            -                 -
December 31, 1997               24,982,495        $249,802      $43,532,261      $(19,850,378)      $(6,180,035)       $17,751,650
                                ==========        ========      ===========      =============      ============       ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                          Six months ended
                                                             December 31,
                                                          1997         1996
                                                      -----------   -----------

Operating Activities:
  Net income                                          $   536,171   $   982,642
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization            1,115,943     1,814,099
    Deferred income taxes                                (262,893)    1,804,587
    Minority interests                                    940,173     1,656,301
   Increase (decrease) in operating assets
    and liabilities:
    Accounts receivable                                  (165,918)     (872,979)
    Reimbursable development costs                       (321,836)      (29,789)
    Other assets                                           36,463         2,404
    Inventories                                           145,677        (8,199)
    Income tax payable                                          -     1,998,927
    Accounts payable and accrued liabilities             (441,718)      842,555
                                                      -----------   -----------
Net cash provided by operating activities               1,582,062     4,192,694
                                                      -----------   -----------

Investing Activities:
  Sale (purchase) of U.S. Government securities         1,334,868      (946,946)
  Net additions to property and equipment              (2,015,219)   (2,246,740)
                                                      -----------   -----------
Net cash used in investing activities                    (680,351)   (3,193,686)
                                                      -----------   -----------

Financing Activities:
  Dividends to MPAL minority shareholders              (1,506,103)   (1,778,622)
  Exercise of MPC stock options                           123,375       166,875
                                                      -----------   -----------
Net cash used in financing activities                  (1,382,728)   (1,611,747)
                                                      -----------   -----------

  Effect of exchange rate changes on cash
  and cash equivalents                                 (1,537,644)      144,106
                                                      -----------   -----------
Net decrease in cash and cash equivalents              (2,018,661)     (468,633)
  Cash and cash equivalents at
    beginning of year                                  12,942,862    11,278,957
                                                      -----------   -----------
Cash and cash equivalents at
    end of period                                     $10,924,201   $10,810,324
                                                      ===========   ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1997

Item 1.       Financial Statements - Notes

         The information for the three and six month periods ended December 31, 1997 and 1996, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

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

         If the worldwide decrease in the price of crude oil and the decrease in the value of the Australian dollar continues, the Company's future earnings will most likely be adversely impacted.

         Liquidity and Capital Resources

Consolidated

         At December 31, 1997, the Company on a consolidated basis had approximately $11,860,000 of cash and securities.

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period         $12,943,000
         Sale of U.S. Government securities                         1,335,000
         Cash provided by operations                                1,582,000
         Exercise of stock options                                    123,000
         Dividends paid to MPAL minority shareholders              (1,506,000)
         Net additions to property and equipment                   (2,015,000)
         Effect of exchange on cash and cash equivalents           (1,538,000)
                                                                 -------------
         Cash and cash equivalents at end of period               $10,924,000
                                                                  ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As to the Company (unconsolidated)

         At December 31, 1997, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $4,136,000. MPC's normal annual operating budget is approximately $700,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1998, MPC has budgeted approximately $400,000 for oil and gas exploration. MPC also has available a $1.5 million bank line of credit. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

         During September 1997, MPC received a dividend of $1,546,000 from MPAL which was added to MPC's working capital.

As to MPAL

         At December 31, 1997, MPAL had working capital of approximately $8,196,000. MPAL has budgeted approximately $4.7 million for exploration in fiscal 1998. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and, if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended December 31, 1997 vs. December 31, 1996.

         The Company had consolidated net income of $466,308 for the three month period ended December 31, 1997 compared to net income of $422,304 for the comparable 1996 period. The components of consolidated net income for the comparable periods were as follows:
                                                  Three month period ended
                                                        December 31,
                                                 1997                 1996
                                              ----------           ----------
MPC unconsolidated pretax loss                $(203,604)           $(221,774)
MPC income tax                                        -             (273,911)
Share of MPAL pretax income                     933,547            1,400,555
Share of MPAL income tax provision             (263,635)            (482,566)
                                              ----------           ----------
Consolidated net income                       $ 466,308            $ 422,304
                                              =========            =========

Net income per share                             $.02                 $.02
                                                 ====                 ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales decreased by 35% in the current quarter to $1,229,000 from $1,878,000 in 1996 because of a 3% decrease in oil prices, a 23% decrease in the number of units sold and the 13% Australian foreign exchange decrease as discussed below. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) to maintain field production and initiate new drilling. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                   Three month period ended December 31,
                                  1997 Sales                   1996 Sales
                                      Average price                Average price
                           bbls          per bbl         bbls         per bbl
Australia-Mereenie        69,879        A.$29.00        90,799       A.$29.86


         Gas sales  decreased 3% to $2,865,000  in 1997 from  $2,940,000 in 1996 because of the 13% Australian foreign exchange decrease as discussed below. The decrease was partially offset by a 9% increase in the volumes of gas sold and modest price increases as shown below. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                    Three month period ended December 31,
                                    1997 Sales                 1996 Sales
                                        Average price              Average price
                                bcf        per mcf          bcf      per mcf
                                            (A.$)                      (A.$)
Australia:
Palm Valley
  Alice Springs contract        .312        2.93            .284       2.95
  Darwin contract               .587        2.02            .635       2.02
Mereenie:
  Darwin contact                .583        2.03            .523       1.99
  Other                         .415        2.76            .300       2.72
                                ----                        ----
       Total                   1.897                       1.742
                               =====                       =====

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues decreased 43% to $236,000 in 1997 compared to $413,000 in 1996 partially because of the 13% Australian foreign exchange decrease as discussed below. MPAL's share of pipeline tariffs also decreased during the 1997 period because gas sales to the Mt. Todd gold mine were terminated by the bankruptcy of the operator of the mine.

         Interest decreased 26% in 1997. The decrease from $227,000 in 1996 to $167,000 in 1997 resulted from the combination of less capital available for investment, lower interest rates and the 13% Australian foreign exchange decrease as discussed below.

                               Costs and Expenses

         Production costs decreased 22% in 1997 to $871,000 from $1,111,000 in 1996. The decrease relates to a decrease in costs at Mereenie and Palm Valley and the 13% Australian foreign exchange decrease as discussed below.

         Exploration and dry hole costs totaled $181,000 in 1997 which is the cost of general exploration projects during the period.

          Depreciation, depletion and amortization decreased 37% in 1997 to $595,000 from $948,000 in 1996. The decrease reflects the decrease in the number of units sold and the increase in gas reserves used to calculate depletion.

         Auditing, accounting and legal services increased 71% in 1997 to $98,000 from $57,000 in 1996. The 1996 period included a credit of $67,000 for certain legal costs recovered by MPAL in settlement of a 1994 dispute. Without the nonrecurring credit, audit, accounting and legal services would have decreased $26,000 during the 1997 period.

          Other administrative expenses increased 85% from $156,000 in 1996 to $288,000 in 1997. MPAL`s travel expenses increased and there was a decrease in the amount of overhead chargeable to the Company's joint venture partners.

          Bad  debts  increased  to  $239,000  during  the  1997  period.   MPAL
established a reserve for the amount due from Pegasus Gold Australian Pty. Ltd. because of its bankruptcy filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Income tax expense decreased from $1,227,000 in 1996 to $520,000 in 1997. The effective income tax rate for 1997 was 32% compared to 48% in 1996. The statutory income tax rate in Australia is 36%. In addition, there was no Australian withholding tax on MPC's 1997 dividend from MPAL. The components of tax income expense between MPC and MPAL were as follows:


                                             1997                       1996
                                             ----                       ----
MPC                                      $        -                 $  274,000
MPAL                                        520,000                    953,000
                                         ----------                 ----------
Consolidated                             $  520,000                 $1,227,000
                                         ==========                 ==========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.6503 at December 31, 1997 compared to a value of $.7258 at September 30, 1997. This resulted in a $3,348,000 charge to the foreign currency translation adjustments account for the three month period ended December 31, 1997. The average exchange rate used to translate MPAL's operations in Australia was $.6922 for the quarter ended December 31, 1997, which is a 13% decrease compared to the $.7971 rate for the quarter ended December 31, 1996.

Six month period ended December 31, 1997 vs. December 31, 1996.

         The Company had consolidated net income of $536,171 for the six month period ended December 31, 1997 compared to net income of $982,642 for the comparable 1996 period. The components of consolidated net income for the comparable periods were as follows:

                                                      Six month period ended
                                                            December 31,
                                                      1997              1996
MPC unconsolidated pretax loss                     $(428,085)        $(441,731)
MPC income tax                                        (1,000)         (276,117)
Share of MPAL pretax income                        1,355,683         2,571,226
Share of MPAL income tax provision                  (390,427)         (870,736)
                                                  -----------        ----------
Consolidated net income                            $ 536,171         $ 982,642
                                                  ==========         =========

Net income per share                                 $.02               $.04
                                                     ====               ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales decreased by 35% in the current period to $2,373,000 from $3,636,000 in 1996 because of a 2% decrease in oil prices, a 26% decrease in the number of units sold and the 10% Australian foreign exchange decrease as discussed below. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) to maintain field production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                    Six month period ended December 31,
                                  1997 Sales                   1996 Sales
                                      Average price                Average price
                           bbls          per bbl         Bbls         per bbl
Australia-Mereenie        140,730        A.$27.23       189,726       A.$27.72


         Gas sales  increased 1% to $5,748,000  in 1997 from  $5,711,000 in 1996 primarily as a result of a 11% increase in the volumes of gas sold. The increase was partially offset by the 10% Australian foreign exchange decrease as discussed below. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                      Six month period ended December 31,
                                     1997 Sales                 1996 Sales
                                        Average price              Average price
                                bcf        per mcf          bcf       per mcf
                                            (A.$)                      (A.$)
Australia:
Palm Valley
  Alice Springs contract        .592        2.94            .515       2.95
  Darwin contract              1.220        2.02           1.012       2.02
Mereenie:
  Darwin contact               1.037        1.99           1.150       2.09
  Other                         .842        2.79            .638       2.71
                                ----                        ----
       Total                   3.691                       3.315
                               =====                       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues decreased 27% to $564,000 in 1997 compared to $770,000 in 1996 partially because of the 10% Australian foreign exchange decrease as discussed below. MPAL's share of pipeline tariffs also decreased during the 1997 period because gas sales to the Mt. Todd gold mine were terminated by the bankruptcy of the operator of the mine.

         Interest decreased 19% in 1997. The decrease from $451,000 in 1996 to $364,000 in 1997 resulted from the combination of less capital available for investment, lower interest rates, and the 10% Australian foreign exchange decrease as discussed below.

                               Costs and Expenses

         Production costs decreased 25% in 1997 to $1,805,000 from $2,395,000 in 1996. The decrease relates to a decrease in costs at Mereenie and Palm Valley and the 10% decrease in the average value of the Australian dollar.

         Exploration and dry hole costs totaled $1,784,000 in 1997 which is primarily the cost of drilling the Schilling-1 well offshore Western Australia which was plugged and abandoned during the first quarter of the fiscal year.

          Depreciation, depletion and amortization decreased 39% in 1997 to $1,116,000 from $1,814,000 in 1996. The decrease reflects the decrease in the number of units sold and the increase in gas reserves used to calculate depletion.

         Auditing, accounting and legal services increased 11% in 1997 to $278,000 from $251,000 in 1996. The 1996 period included a credit of $67,000 for certain legal costs recovered by MPAL in settlement of a 1994 dispute. Without the nonrecurring credit, audit, accounting and legal services would have decreased $40,000 during the 1997 period.

          Other administrative expenses increased 52% from $370,000 in 1996 to $561,000 in 1997. MPAL's travel expenses increased and there was a decrease in the amount of overhead chargeable to the Company's joint venture partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Income tax expense decreased from $1,995,000 in 1996 to $772,000 in 1997. The effective income tax rate for 1997 was 34% compared to 43% in 1996. The statutory income tax rate in Australia is 36%. In addition, there was no Australian withholding tax on MPC's 1997 dividend from MPAL. The components of tax income expense between MPC and MPAL were as follows:


                                              1997                      1996
                                              ----                      ----
MPC                                         $  1,000                 $  276,000
MPAL                                         771,000                  1,719,000
                                            --------                 ----------
Consolidated                                $772,000                 $1,995,000
                                            ========                 ==========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.6503 at December 31, 1997 compared to a value of $.7538 at June 30, 1997. This resulted in a $2,451,000 charge to the foreign currency translation adjustments account for the six month period ended December 31, 1997. The 14% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at December 31, 1997 from the June 30, 1997 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7138 for the period ended December 31, 1997, which is a 10% decrease compared to the $.7920 rate for the period ended December 31, 1996.

                           PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1997

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) On December 3, 1997, the Company held its Annual General Meeting of Stockholders for the year ended June 30, 1997.

                  (b) The following directors were reelected as directors of the Company. The vote was as follows:

                                       Shares                    Stockholders
                                  For        Withheld          For     Withheld
Walter McCann                 20,830,389      636,882         3,248       237
Ronald P. Pettirossi          20,968,726      505,545         3,466        19

                  (C) The firm of Ernst & Young LLP, was appointed as the Company's independent auditors for the year ending June 30, 1998. The vote was as follows:

                                      Shares                  Stockholders
For                                21,027,048                    3,274
Against                               215,188                       98
Abstain                               225,035                      113

Item 5.           Other Information.

          During November 1997, MPAL announced the signing of a contract for the sale of an additional 58 BCF of gas from the Mereenie field in the Northern Territory of Australia. The new contract covers a 10 year period beginning in early 1999 and will generate unescalated gross revenues of approximately A.$70 million for MPAL which has a 35% interest in the field.

          During November 1997, MPAL also announced that contract negotiations for the sale of 17 BCF of Mereenie gas to Pegasus Gold Australia Pty. Ltd. had been suspended. Pegasus has made a bankruptcy filing.

          MPAL has given notice of its withdrawal from the WA-74-P permit in offshore Western Australia as of December 31, 1997. The Schilling-1 well which was drilled in the permit was plugged and abandoned during September 1997.

          MPAL is  acquiring a 10%  interest in permits  TP/12 and EP 358 on the
Carnarvon  Basin  offshore  Western  Australia  from  Santos,   Ltd.  MPAL  will
participate in two wells at a total cost of approximately A.$1.2 million.

                           PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1997

          The Company expects that the following exploratory wells will be drilled during the remainder of the current fiscal year. The actual dates could change for various reasons such as the availability of drilling rigs. In addition, the Company or its partners could decide not to drill or participate in the drilling of a well at any particular location.

                    Location                           Estimated Drilling Date

             Ngalia Basin                                   March 1998
             Maryborough Basin                              April 1998
             Carnarvon Basin                                May 1998

Item 6.           Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                       MAGELLAN PETROLEUM CORPORATION
                                                  Registrant





Date:  February 9, 1998                By /s/ James R. Joyce
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer