Form 10-Q
period 1998-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 1998-05-12
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               -----------------------------------------

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

                                                            |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of May 4, 1998 was 24,982,495.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                              March 31,                June 30,
                                                                                1998                     1997
                                                                             -----------             -----------

                               ASSETS
Current assets:
  Cash and cash equivalents                                                  $14,408,792             $12,942,862
  Accounts receivable                                                          1,451,070               1,356,912
  U.S. Government securities                                                           -               2,211,205
  Reimbursable development costs                                                 333,449                 260,553
  Inventories                                                                    189,415                 250,069
                                                                             -----------             -----------
          Total current assets                                                16,382,726              17,021,601
                                                                             -----------             -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                          41,395,422              45,891,237
  Land, buildings and equipment                                                1,705,054               1,837,114
  Field equipment                                                              1,507,652               1,598,387
                                                                             -----------             -----------
                                                                              44,608,128              49,326,738
  Less accumulated depletion, depreciation and amortization                  (19,716,212)            (20,704,121)
                                                                             -----------             -----------
  Net property and equipment                                                  24,891,916              28,622,617
                                                                             -----------             -----------

  Other assets                                                                   514,460                 585,889
                                                                             -----------             -----------
                                                                             $41,789,102             $46,230,107
                                                                             ===========             ===========
                  LIABILITIES, MINORITY INTERESTS
                      AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 1,160,518             $ 1,869,818
  Accrued liabilities                                                            766,662                 933,256
                                                                             -----------             -----------
          Total current liabilities                                            1,927,180               2,803,074
                                                                             -----------             -----------

Long term liabilities:
  Deferred income taxes                                                        7,189,876               7,087,224
  Reserve for future site restoration costs                                      670,338                 650,311
                                                                             -----------             -----------
                                                                               7,860,214               7,737,535
                                                                             -----------             -----------

Minority interests                                                            13,885,490              16,146,564
                                                                             -----------             -----------

Commitments (Note 2)                                                                   -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 24,982,495 and 24,851,245 shares, respectively                   249,825                 248,512
  Capital in excess of par value                                              43,532,238              43,410,176
                                                                             -----------             -----------
                                                                              43,782,063              43,658,688
  Accumulated deficit                                                        (19,677,383)            (20,386,549)
  Foreign currency translation adjustments                                    (5,988,462)             (3,729,205)
                                                                             -----------             -----------
Total stockholders' equity                                                    18,116,218              19,542,934
                                                                             -----------             -----------
                                                                             $41,789,102             $46,230,107
                                                                             ===========             ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                Three months ended                  Nine months ended
                                                                     March 31,                          March 31,
                                                              1998              1997             1998              1997
                                                                             (Restated)                         (Restated)
Revenues:
  Oil sales                                                $   851,429      $ 1,692,263       $ 3,224,357      $ 5,328,738
  Gas sales                                                  2,425,972        2,925,565         8,174,007        8,636,923
  Other production related revenues                            347,489          364,631           911,753        1,134,186
  Interest income                                              195,481          193,464           559,358          644,043
  Loss on sale of assets                                      (636,203)               -          (636,203)               -
                                                           -----------      -----------       -----------      -----------
                                                             3,184,168        5,175,923        12,233,272       15,743,890
                                                           -----------      -----------       -----------      -----------
Costs and expenses:
  Production costs                                             951,573        1,251,602         2,756,787        3,647,038
  Exploration and dry hole costs                               265,415        2,655,000         2,049,721        2,655,000
  Salaries and employee benefits                               366,296          398,609         1,237,233        1,337,026
  Depletion, depreciation and amortization                     504,437          947,925         1,620,380        2,762,024
  Auditing, accounting and legal services                      113,178           87,819           391,204          339,242
  Shareholder communications                                    22,228           25,434           153,928          159,619
  Other administrative expenses                                211,487          302,572           772,569          672,239
  Bad debts                                                          -                -           239,201                -
                                                                                                                         -
  Interest                                                       7,058            9,381            21,700           40,216
                                                           -----------      -----------       -----------      -----------
                                                             2,441,672        5,678,342         9,242,723       11,612,404
                                                           -----------      -----------       -----------      -----------
Income (loss) before income taxes and minority                 742,496         (502,419)        2,990,549        4,131,486
interests
  Income tax provision (credit)                                245,655          (94,670)        1,017,364        1,900,292
                                                           -----------      -----------       -----------      -----------
Income (loss) before minority interests                        496,841         (407,749)        1,973,185        2,231,194
  Minority interests                                           323,846          (10,330)        1,264,019        1,645,971
                                                           -----------      -----------       -----------      -----------
Net income (loss)                                          $   172,995      $  (397,419)      $   709,166      $   585,223
                                                           ===========      ===========       ===========      ===========

Average number of shares outstanding
  Basic                                                     24,982,495       24,851,245        24,939,370       24,761,695
                                                            ==========       ==========        ==========       ==========
  Diluted

Net income (loss) per share
  Basic and Diluted EPS                                       $.01             $(.02)            $.03              $.02
                                                              ====             ======            ====              ====


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                   Capital in                       Foreign currency
                                   Number            Common        excess of                           translation
                                 of shares           stock         par value          Deficit          adjustments         Total

June 30, 1997                   24,851,245          $248,512      $43,410,176      $(20,386,549)      $(3,729,205)      $19,542,934
  Net income                             -                 -                -           709,166                 -           709,166
  Currency translation
    adjustments                          -                 -                -                 -        (2,259,257)       (2,259,257)
  Exercise of stock options        131,250             1,313          122,062                                              123,375
                                ----------          --------      -----------      ------------       ------------       -----------
                                                                                              -                 -
March 31, 1998                  24,982,495          $249,825      $43,532,238      $(19,677,383)      $(5,988,462)      $18,116,218
                                ==========          ========      ===========      =============      ============      ===========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         MAGELLAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                         March 31,
                                                                                1998                   1997
                                                                                                    (Restated)
Operating Activities:
  Net income                                                                $   709,166            $   585,223
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Exploratory and dry hole costs                                               844,156              2,655,000
   Depletion, depreciation and amortization                                   1,815,388              2,762,024
   Deferred income taxes                                                        102,652                841,742
   Minority interests                                                         1,264,019              1,645,971
  Increase (decrease) in operating assets and liabilities:
   Accounts receivable                                                          205,950                829,802
   Reimbursable development costs                                                 5,807                104,815
   Other assets                                                                 118,884                (16,333)
   Inventories                                                                  217,222                 78,613
   Income tax payable                                                                 -             (1,977,044)
   Accounts payable and accrued liabilities                                    (254,533)              (156,971)
                                                                            -----------            -----------
Net cash provided by operating activities                                     5,028,711              7,352,842
                                                                            -----------            -----------

Investing Activities:
  Sale (purchase) of U.S. Government securities                               2,211,205               (946,946)
  Net additions to property and equipment                                    (2,589,979)            (4,145,561)
                                                                            -----------            -----------
Net cash used in investing activities                                          (378,774)            (5,092,507)
                                                                            -----------            -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                    (1,506,103)            (1,778,622)
  Exercise of MPC stock options                                                 123,375                166,875
                                                                            -----------            -----------
Net cash used in financing activities                                        (1,382,728)            (1,611,747)
                                                                            -----------            -----------

  Effect of exchange rate changes on cash
    and cash equivalents                                                     (1,801,279)               275,803
                                                                            -----------            -----------
Net increase in cash and cash equivalents                                     1,465,930                924,391
  Cash and cash equivalents at
    beginning of year                                                        12,942,862             11,278,957
                                                                            -----------            -----------
Cash and cash equivalents at
    end of period                                                           $14,408,792            $12,203,348
                                                                            ===========            ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1998

Item 1.       Financial Statements - Notes

         The information for the three and nine month periods ended March 31, 1998 and 1997, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

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

         During fiscal 1997, the Company adopted the successful efforts method of accounting for its oil and gas operations; therefore, the results of operations may vary materially from quarter to quarter. An active exploration program may result in greater exploration and dry holes costs. Under this method, the cost of drilling a dry hole is written off immediately. The Company had previously followed the full cost method of accounting whereby all of its exploratory and dry holes costs had been capitalized by country. These costs had been amortized over a period of years through the depletion deduction.

         If the worldwide decrease in the price of crude oil and the decrease in the value of the Australian dollar continues, the Company's future earnings will most likely be adversely impacted. At May 8, 1998, the Australian dollar was equal to U.S. $.6346 as compared to U.S. $.6619 at March 31, 1998.

         Liquidity and Capital Resources

Consolidated

         At  March  31,  1998,   the  Company  on  a   consolidated   basis  had
approximately $14.4 million of cash and securities.

         A summary of the major changes in cash and cash equivalents during the nine month period ended March 31, 1998 is as follows:

         Cash and cash equivalents at beginning of period           $12,943,000
         Sale of U.S. Government securities                           2,211,000
         Cash provided by operations                                  5,029,000
         Exercise of stock options                                      123,000
         Dividends paid to MPAL minority shareholders                (1,506,000)
         Net additions to property and equipment                     (2,590,000)
         Effect of exchange on cash and cash equivalents             (1,801,000)
                                                                    -----------
         Cash and cash equivalents at end of period                 $14,409,000
                                                                    ===========

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As to the Company (unconsolidated)

         At March 31, 1998, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $4 million. MPC's normal annual operating budget is approximately $700,000 and its current cash position and its future dividends from MPAL should be adequate to meet its current cash requirements. During fiscal 1998, MPC has budgeted approximately $400,000 for oil and gas exploration and has spent or committed approximately $170,000 through March 31, 1998. MPC has in the past invested and may in the future invest substantial portions of its available funds to maintain its majority interest in MPAL.

         During September 1997, MPC received a dividend of $1,546,000 from MPAL which was added to MPC's working capital.

As to MPAL

         At March 31, 1998, MPAL had working capital of approximately $10.5 million. MPAL has budgeted approximately $4.7 million for exploration in fiscal 1998 and spent approximately $2 million through March 31, 1998. MPAL expects to fund its exploration and development costs through its cash flow from Australian operations, and, if necessary, any additional requirements from its A.$10 million bank line of credit.

         Results of Operations

Three month period ended March 31, 1998 vs. March 31, 1997.

         The Company had consolidated net income of $172,995 for the three month period ended March 31, 1998 compared to a net loss of $397,419 for the comparable 1997 period. The components of consolidated net income (loss) for the comparable periods were as follows:

                                                   Three month period ended
                                                           March 31,
                                                 1998                    1997

MPC unconsolidated pretax loss                $(159,491)              $(386,796)
Share of MPAL pretax income (loss)              456,931                 (59,960)
Share of MPAL income tax provision             (124,445)                 49,337
                                               --------               ---------
Consolidated net income (loss)                 $172,995               $(397,419)
                                               ========               =========

Net income (loss) per share                      $.01                   $(.02)
                                                 ====                   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales decreased by 50% in the current quarter to $851,000 from $1,692,000 in 1997 because of a 26% decrease in oil prices, a 12% decrease in the number of units sold and the 14% Australian foreign exchange rate decrease as discussed below. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) to maintain field production and initiate new drilling. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                       Three month period ended March 31,
                                     1998 Sales                 1997 Sales
                               ----------------------     ----------------------
                                        Average price              Average price
                               bbls        per bbl        bbls        per bbl
Australia-Mereenie             72,359      A.$21.57       82,490      A.$29.25

         Gas sales  decreased 17% to $2,426,000 in 1998 from  $2,926,000 in 1997 because of the 14% Australian foreign exchange rate decrease as discussed below and the 5% decrease in the volumes of gas sold as shown below. Total gas volumes are expected to decline slightly in the short term because of the loss of the Mt. Todd gold mine contract. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                       Three month period ended March 31,
                                     1998 Sales                 1997 Sales
                               ----------------------     ----------------------
                                        Average price              Average price
                               bcf         per mcf        bcf         per mcf
                                            (A.$)                      (A.$)
Australia:
Palm Valley
  Alice Springs contract        .301        2.98           .296        2.95
  Darwin contract               .541        2.02           .755        2.03
Mereenie:
  Darwin contact                .567        2.05           .392        1.81
  Other                         .287        2.68           .350        2.79
                               -----                      -----
       Total                   1.696                      1.793
                               =====                      =====

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues decreased 5% to $347,000 in 1998 compared to $364,000 in 1997 primarily because of the 14% Australian foreign exchange rate decrease as discussed below.

         Interest increased 1% in 1998 from $193,000 in 1997 to $195,000 in 1998. Although additional funds were available for investment, substantially lower interest rates and the 14% Australian foreign exchange rate decrease as discussed below offset the increase.

          Loss on sale of assets. During March 1998, MPAL agreed to sell its 15.625% interest in ATP 378 P Queensland, Australia to its partner, Santos Limited, for approximately $232,000. The $636,000 difference between the carrying costs of $868,000 and the sales price is included in loss on the sale of assets.

                               Costs and Expenses

         Production costs decreased 24% in 1998 to $952,000 from $1,252,000 in 1997. The decrease relates to a decrease in costs at Mereenie and Palm Valley and the 14% Australian foreign exchange rate decrease as discussed below.

         Exploration and dry hole costs totaled $265,000 in 1998 which is the cost of general exploration projects during the period compared to the $2,655,000 amount during the 1997 period which included the abandonment costs of the Baca County, Colorado project.

          Depreciation, depletion and amortization decreased 47% in 1998 to $504,000 from $948,000 in 1997. The decrease reflects the decrease in the number of units sold, the increase in gas reserves used to calculate depletion and the 14% Australian foreign exchange rate decrease as discussed below.

         Auditing, accounting and legal services increased 29% in 1998 to $113,000 from $88,000 in 1997 because of increased Company operations and the difference in quarterly periods when certain recurring services were performed.

          Other administrative expenses decreased 30% from $303,000 in 1997 to $211,000 in 1998 because there was an increase in the amount of overhead chargeable to the Company's joint venture partners and a decrease in consulting and insurance costs during the 1998 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Income tax expense increased from a credit of $95,000 in 1997 to a tax provision of $246,000 in 1998. The effective income tax rate for 1998 was 33% compared to a credit of 18% in 1997 when the costs of the Baca County, Colorado project were written off. The statutory income tax rate in Australia is 36%. The components of tax income expense between MPC and MPAL were as follows:


                                         1998                       1997
                                       --------                  ---------
MPC                                    $      -                  $      -
MPAL                                    324,000                   (95,000)
                                       --------                  ---------
Consolidated                           $324,000                  $(95,000)
                                       ========                  =========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.6619 at March 31, 1998 compared to a value of $.6503 at December 31, 1997. This resulted in a $192,000 credit to the foreign currency translation adjustments account for the three month period ended March 31, 1998. The average exchange rate used to translate MPAL's operations in Australia was $.6669 for the quarter ended March 31, 1998, which is a 14% decrease compared to the $.7784 rate for the quarter ended March 31, 1997.

Nine month period ended March 31, 1998 vs. March 31, 1997.

         The Company had consolidated net income of $709,166 for the nine month period ended March 31, 1998 compared to net income of $585,223 for the comparable 1997 period. The components of consolidated net income for the comparable periods were as follows:

                                                     Nine month period ended
                                                             March 31,
                                                     1998               1997
                                                 ------------       ------------
MPC unconsolidated pretax loss                   $  (587,576)       $  (828,527)
MPC income tax                                        (1,000)          (276,117)
Share of MPAL pretax income                        1,812,614          2,511,266
Share of MPAL income tax provision                  (514,872)          (821,399)
                                                 -----------        -----------
Consolidated net income                          $   709,166        $   585,223
                                                 ===========        ===========

Net income per share                                 $.03              $.02
                                                     ====              ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales decreased by 39% in the current period to $3,224,000 from $5,329,000 in 1997 because of a 10% decrease in oil prices, a 22% decrease in the number of units sold and the 11% Australian foreign exchange rate decrease as discussed below. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) to maintain field production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                       Nine month period ended March 31,
                                     1998 Sales                  1997 Sales
                               ----------------------     ----------------------
                                        Average price              Average price
                               bbls        per bbl        bbls        per bbl
Australia-Mereenie             213,089     A.$25.31       272,000     A.$28.18

         Gas sales  decreased 5% to $8,174,000 in 1998 from  $8,637,000 in 1997.
Although there was a 5% increase in the volumes of gas sold, the increase was offset by the 11% Australian foreign exchange rate decrease as discussed below. Total gas volumes are expected to decline slightly in the short term because of the loss of the Mt. Todd gold mine contract. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                       Nine month period ended March 31,
                                     1998 Sales                 1997 Sales
                               ----------------------     ----------------------
                                        Average price              Average price
                               bcf         per mcf        bcf         per mcf
                                            (A.$)                      (A.$)
Australia:
Palm Valley
  Alice Springs contract        .892        2.95           .813        2.95
  Darwin contract              1.761        2.02          1.767        2.02
Mereenie:
  Darwin contact               1.604        2.01          1.541        2.02
  Other                        1.130        2.76           .987        2.74
                               -----                       ----
       Total                   5.387                      5.108
                               =====                      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues decreased 20% to $912,000 in 1998 compared to $1,134,000 in 1997 partially because of the 11% Australian foreign exchange rate decrease as discussed below. MPAL's share of pipeline tariffs also decreased during the 1998 period because gas sales to the Mt. Todd gold mine were terminated by the bankruptcy of the operator of the mine.

         Interest decreased 13% in 1998. The decrease from $644,000 in 1997 to $559,000 in 1998 resulted from the combination of lower interest rates, and the 11% Australian foreign exchange rate decrease as discussed below.

          Loss on sale of assets. During March 1998, MPAL agreed to sell its 15.625% interest in ATP 378 P Queensland, Australia to its partner, Santos Limited, for approximately $232,000. The $636,000 difference between the carrying costs of $868,000 and the sales price is included in loss on the sale of assets.

                               Costs and Expenses

         Production costs decreased 24% in 1998 to $2,757,000 from $3,647,000 in 1997. The decrease relates to a decrease in costs at Mereenie and Palm Valley and the 11% Australian foreign exchange rate decreased as discussed below.

         Exploration and dry hole costs totaled $2,050,000 in 1998 which is primarily the $1,519,000 cost of drilling the Schilling-1 well offshore Western Australia which was plugged and abandoned during the first quarter of the fiscal year and the cost of general exploration projects ($531,000). The 1997 amount of $2,655,000 included the abandonment costs of the Baca County, Colorado project.

          Depreciation, depletion and amortization decreased 41% in 1998 to $1,620,000 from $2,762,000 in 1997. The decrease reflects the decrease in the number of units sold and the increase in gas reserves used to calculate depletion and the 11% Australian foreign exchange rate decrease as discussed below.

         Auditing, accounting and legal services increased 15% in 1998 to $391,000 from $339,000 in 1997. The 1997 period included a credit of $67,000 for certain legal costs recovered by MPAL in settlement of a 1994 dispute. Without the nonrecurring credit, audit, accounting and legal services would have decreased $40,000 during the 1998 period.

          Other administrative expenses increased 15% from $672,000 in 1997 to $773,000 in 1998 because there was a decrease in the amount of overhead chargeable to the Company's joint venture partners during the 1998 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Income tax expense decreased from $1,900,000 in 1997 to $1,017,000 in 1998. The effective income tax rate for 1998 was 34% compared to 46% in 1997. The statutory income tax rate in Australia is 36%. The difference in the effective income tax rates during the periods is because there was no Australian withholding tax on MPC's 1998 dividend from MPAL. The components of tax income expense between MPC and MPAL were as follows:


                                             1998                       1997
                                          ----------                 ----------
MPC                                       $    1,000                 $  276,000
MPAL                                       1,016,000                  1,624,000
                                          ----------                 ----------
Consolidated                              $1,017,000                 $1,900,000
                                          ==========                 ==========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.6619 at March 31, 1998 compared to a value of $.7538 at June 30, 1997. This resulted in a $2,259,000 charge to the foreign currency translation adjustments account for the nine month period ended March 31, 1998. The 12% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at March 31, 1998 from the June 30, 1997 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.6982 for the period ended March 31, 1998, which is a 11% decrease compared to the $.7874 rate for the period ended March 31, 1997.

                           PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                 March 31, 1998

Item 5.           Other Information.

          On March 16, 1998, MPC (2 1/2%), MPAL (20%) and the other joint venture participants entered into a new Production Sharing Agreement ("PSA") with the Government of Belize. The new PSA (Southern Offshore Block PSA) combines the blocks previously included in the Gladden PSA and the Block 13 PSA, and totals approximately 893,000 acres. The work obligations of the new PSA are as follows:

                                        Year                         Amount

                                        Year 1                  $   100,000
                                        Year 2                      300,000
                                        Year 3                    3,000,000
                                        Year 4                      150,000

          Participants                                           Interest (%)

          Belize Natural Resources, Ltd.                              18
          Dover Belize, Inc.                                          50
          Magellan Petroleum (Belize) Limited                         20
          Mountain States Petroleum Corporation                      4 1/2
          Barringer Patents, Inc.                                      3
          Magellan Petroleum Corporation                             2 1/2
          Mallon Production Company                                    2

          During April 1998, MPAL acquired a 5% interest in Exploration Permit WA-199-P in the Bonaparte Basin in the Timor Sea offshore Western Australia. MPAL will earn its interest in the permit by funding 10% of the cost of drilling the Kittiwake-1 well which is estimated to cost MPAL A.$1.1 million (U.S. $700,000). The Kittiwake well has been drilled to its projected total depth without encountering any commercial hydrocarbons. The cost of the well will be written off in the quarter ended June 30, 1998.

          During April 1998, MPC agreed in principle to acquire a 20% interest in a heavy oil recovery project in Tapia Canyon, California. The field is estimated to have approximately 12 million barrels of oil in place with only 13% of the oil recovered to date. The initial purchase price for a 90% (75% APO) interest in the project is $200,000 (Company share 20% - $40,000). There is also a commitment to spend $600,000 to perform remedial work on the field and to complete a pilot stream flood program during the first year of the project (Company share $120,000).

Item 6.           Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                       MAGELLAN PETROLEUM CORPORATION
                                                   Registrant





Date:  May 12, 1998                    By /s/ James R. Joyce
                                          --------------------------------------
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer