Form 10-K405
period 1998-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 1998-09-28
CIK 61398

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            June 30, 1998
                          ----------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from _______ to _______

                          Commission file number 1-5507

                         MAGELLAN PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              06-0842255
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

149 Durham Road, Madison, Connecticut                              06443
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (203) 245-8380
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                               which registered

Common stock par value $.01 per share                    Nasdaq SmallCap Market
-------------------------------------                    Boston Stock Exchange
                                                         Pacific Stock Exchange

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $34,140,000 at September 15, 1998 (based on the last sale price of such stock as quoted on the Pacific Stock Exchange).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common Stock, par value $.01 per share, 25,032,495 shares outstanding as of September 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1998, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I


Item 1.     Business.                                                         4

Item 2.     Properties.                                                      17

Item 3.     Legal Proceedings.                                               22

Item 4.     Submission of Matters to a Vote of Security Holders.             25

                                     PART II

Item 5.     Market for the Company's Common Stock and Related
            Stockholder Matters.                                             27

Item 6.     Selected Financial Data.                                         28

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                             29

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       36

Item 8.     Financial Statements and Supplementary Data.                     37

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.                             72

                                    PART III

Item 10.    Directors and Executive Officers of the Company.                 72

Item 11.    Executive Compensation.                                          72

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.                                                      72

Item 13.    Certain Relationships and Related Transactions                   72

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.                                                     73

                              --------------------

         Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 15, 1998 was approximately A.$1.00 equaled U.S.$.60.

                                     PART I

Item 1.  Business.

         Magellan Petroleum Corporation (the "Company" or "MPC") is engaged, directly and through its majority-owned subsidiary, in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 1998, the Company's principal asset was a 50.7% equity interest in its subsidiary, Magellan Petroleum Australia Limited ("MPAL"), which has one class of stock that is publicly held and traded in Australia.

         MPAL owns interests in various oil and gas properties in Australia, the United States and Belize, Central America. MPAL's major Australian assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (50.775% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia ("NTA"). Santos Ltd. ("Santos"), an Australian company, which owns a 48% interest in the Palm Valley field and a 65% interest in the Mereenie field, also owns 18.2% of MPAL's outstanding stock. Boral Limited, an Australian company, held a 17.1% interest in MPAL's outstanding stock at June 30, 1998.

         The Company has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company has not received any revenues from this field to date. See Item 3 - Legal Proceedings. In addition, the Company also has a 2 1/2% working interest in a Belize project (in which MPAL has a 20% working interest) and a 20% interest in a California heavy oil recovery project.

         The following chart illustrates the various relationships between the Company and the various companies discussed above.









         The following graphic presentation has been omitted, but the following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART


                MPC owns 50.7% of MPAL.
                MPAL owns 50.8% of the Palm Valley Field, Australia. MPAL owns 35% of the Mereenie Field, Australia.
                BORAL owns 17.1% of MPAL.
                SANTOS owns 18.2% of MPAL.
                SANTOS owns 48% of the Palm Valley Field, Australia. SANTOS owns 65% of the Mereenie Field, Australia.

         (a)      General Development of Business.

                  Operational Developments Since the Beginning of the Last Fiscal Year.

AUSTRALIA

Mereenie
                                Field Operations

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Participants or "MP") own the Mereenie field which is located in the Amadeus Basin of the NTA. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. MPAL's share of the Mereenie field proved oil reserves was approximately one million barrels at June 30, 1998.

         The field was producing about 2,145 (MPAL share - 751) barrels of crude oil per day ("bpd") from approximately 40 wells at June 30, 1998. During 1998, MPAL's share of oil sales was 285,000 barrels and 3.6 billion cubic feet ("bcf") of gas sold. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. On August 2, 1998, there was an explosion at the Adelaide refinery which is now shut down for repairs. At the present time, the Company's crude oil is still being purchased and stored at the refinery. If the repairs are not completed in a timely manner, it may be necessary to sell the crude oil to another facility at a slightly lower net price.

         The operator of the field has currently scheduled five wells for remedial work. This work which is expected to cost approximately $600,000 (MPAL share - $210,000) will increase production costs in fiscal 1999. In addition, production will decrease in the short term while these wells are shut-in.

         The MP are negotiating for the sale of Liquid Petroleum Gas ("LPG") from the field to a purchaser. The agreement would require the MP to install an LPG plant to produce 5,000 tons of LPG per year for a five year period. The plant, which is scheduled for completion by mid 1999, would utilize some of the field gas that is presently being flared.

         The MP is also providing Mereenie gas to the Power and Water Authority ("PAWA") of the NTA for use in Darwin and other NTA centers. See "Gas Supply Contracts".

Palm Valley
                                Field Operations

         MPAL has a 50.775% interest in the Palm Valley gas field which is located in the NTA. Ten wells have been drilled in the field, six of which are currently connected to the gas treatment plant and are flowed at maximum deliverability levels to meet the Alice Springs and Darwin supply contracts with PAWA. During fiscal 1998, MPAL's share of gas sales was 3.5 bcf. In order to increase deliverability, field compression began in November 1996 and two 400 HP compressors have been operating in parallel since March 1998. A third 800 HP compressor is scheduled to be installed by March 1999. MPAL has recommended that two additional wells be drilled at Palm Valley to improve the field's production capacity. Under the agreement with PAWA, the costs of these wells are reimbursed by PAWA; consequently, the recommendation is under review by PAWA's consultants.

         The Palm Valley Participants ("PVP") are providing Palm Valley gas for use in Darwin and other NTA centers. See "Gas Supply Contracts".

         MPAL's share of Palm Valley production revenues is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.2548%.

Gas Supply Contracts

         In 1983, the PVP commenced the sale of gas to Alice Springs. In 1985, the PVP and MP signed agreements for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been additional contracts for the sale of Mereenie Gas. The following is a summary of MPAL's interest in the Palm Valley and the Mereenie gas supply contracts:

                         Maximum contract           Take or pay               Percentage of
                           (Before/after           (Before/after           contract completed
                            royalties)               royalties)          Maximum    Take or Pay            Contract Period
                              (bcf)                   (bcf)

Palm Valley:
  Alice Springs            24.4         21.0        14.2        12.3         49           65               25 years (1983-2008)
  Darwin                   88.9         76.6        68.0        58.6         40           52               25 years (1987-2012)
                          -----        -----       -----       -----
                          113.3         97.6        82.2        70.9
                          -----        -----       -----       -----
Mereenie:
  Darwin (1985)            19.6         17.0        14.0        12.2         44           63               25 years (1987-2012)
  Darwin (1995)             7.5          6.5         6.0         5.2         78           98               10 years (1995-2005)
  Darwin (1997)            20.2         17.6        16.3        14.1          -            -               10 years (1999-2009)
  Other                      .5           .5          .5          .5          -            -               Various
                          -----        -----       -----       -----
                           47.8         41.6        36.8        32.0
                          -----        -----       -----       -----
Total                     161.1        139.2       119.0       102.9
                          =====        =====       =====       =====

         There is a difference in price between Palm Valley gas and Mereenie gas for the first 20 years of the 25 year contract which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         In consideration for the PVP forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first twenty contract years, the MP made a payment to the PVP to partially compensate the PVP for the reduced net present value of the future gas sales revenues which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that when the MP sell any additional gas from the Mereenie field, the PVP are entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 1998, the balance of the MP gas subject to this entitlement was 15.2 bcf (MPAL share - 7.7 bcf).

Dingo Gas Field

         MPAL has a 34% interest in the Dingo gas field which is held under Retention License 2 which is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the NTA, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. Dingo 2 and Dingo 3 wells are estimated to have the capacity of producing a combined rate of 5 million cubic feet ("mmcf") per day. The Dingo field participants have been negotiating for the sale of gas (.7 bcf per annum) from the field. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Ngalia Basin

         MPAL has a 40% interest in permit EP-15 in the Ngalia basin in the NTA which covers 1.9 million acres. During July 1998, the Newhaven well was plugged and abandoned. MPAL's share of the drilling costs incurred through June 30, 1998 is included in exploratory and dry hole costs. The costs to drill the well subsequent to June 30, 1998 in the amount of $316,000 will be included in the 1999 fiscal year.

Northern Surat Basin

         During March 1998, MPAL agreed to sell its 15.625% interest in ATP 378P Queensland, Australia to its partner, Santos Limited. The $636,000 difference between the carrying cost and the sale price is included in loss on the sale of assets.

Eastern Surat Basin

         MPAL has earned a 17% interest in Block D of ATP 244P in Queensland by completing a pilot seismic reprocessing program. MPAL has a $2,500 commitment through February 1999 on the permit and the right to withdraw prior to the beginning of the next permit year, which has a $15,000 commitment.

Southern Surat Basin

         MPAL earned a 15% interest in ATP 626P in Queensland. The operator is attempting to farmout MPAL's interest in connection with the planned drilling of two wells on the permit which would reduce MPAL's interest to 8.7%. MPAL has no obligation to participate in the drilling program.

Timor Sea

         MPAL earned a 10% interest in WA-74-P offshore Western Australia by funding 20% of the cost of drilling the Schilling-1 well which was plugged and abandoned during September 1997. MPAL's share of the Schilling-1 well was written off during the first quarter of fiscal 1998 and is included in exploratory and dry hole costs. MPAL relinquished its interest in the permit during December 1997.

         During April 1998, MPAL acquired a 5% interest in Exploration Permit WA-199-P in the Bonaparte Basin in the Timor Sea offshore Western Australia. MPAL earned its interest in the permit by funding 10% of the cost of drilling the Kittiwake-1 well. The Kittiwake well was drilled to its projected total depth without encountering any commercial hydrocarbons. MPAL's cost of the well was written off in the fourth quarter of fiscal 1998 and is included in exploratory and dry hole costs. MPAL expects that it will relinquish its interest in the permit by September 30, 1998.

Browse Basin

         During July 1998, MPAL acquired a 17 1/2% interest in exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. MPAL's share of the work obligations for the three permits is as follows:

                            WA-281-P              WA-282-P             WA-283-P
         Year 1            $  341,000             $266,000            $  266,000
         Year 2               661,000              103,000               103,000
         Year 3             1,225,000               22,000             1,116,000
                           ----------             --------            ----------
         Total             $2,227,000             $391,000            $1,485,000
                           ==========             ========            ==========

Northwest Shelf

         MPAL earned a 15% interest in exploration permits TP/12 and EP398 in the Carnarvon Basin offshore Western Australia by funding 30% of the cost of drilling the Springbok-1 well. Drilling of the Springbok-1 well began on August 21, 1998 and was plugged and abandoned on August 31, 1998. MPAL's estimated cost of drilling the well ($650,000) will be written off during the first quarter of fiscal 1999.

Maryborough Basin

         MPAL is seeking partners for exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. During fiscal 1998, additional seismic surveys were completed on the permit. Processing and analysis of the data has been completed. A well is expected to be drilled in fiscal 1999 at an estimated cost of $700,000.

UNITED STATES

Baca County, Colorado

         MPC (10%) and MPAL (90%) participated in an exploration program in Colorado. During late April 1995, MPAL commenced an initial three well exploration drilling program. All three wells were dry holes. Based on the data derived from the appraisal program during fiscal 1995 and 1996, the Company wrote off $809,000 and $1,691,000 in costs, respectively. During fiscal 1997, the Company drilled a fourth well which was a dry hole and all of the remaining costs of the project, which totaled $3,008,000, were written off. MPC has withdrawn from the venture. On August 14, 1998, the Schmidt #15-1 well was spudded on the Maple prospect by a third party at no cost to the Company. The well was plugged and abandoned on August 31, 1998.

Tapia Canyon, California

         Effective December 1, 1997, MPC acquired a 18% interest in a heavy oil recovery project in Tapia Canyon, California. The field is estimated to have approximately 12 million barrels of oil in place with only 13% of the oil recovered to date. The reserve study was prepared in 1986 by a major oil company, the field owner at that time. MPC's initial purchase price for its interest in the project was approximately $79,000. There is also a commitment to spend $600,000 to perform remedial work on the field and to complete a pilot stream flood program during the first year of the project (MPC share - $120,000). The field was producing approximately 30 bpd (MPC share - 6 bpd) at June 30, 1998.

BELIZE

Southern Offshore Block PSA

         On March 16, 1998, MPC (2 1/2%), MPAL (20%) and the other joint venture participants entered into a new Production Sharing Agreement ("PSA") with the Government of Belize. The new Southern Offshore Block PSA ("SOB PSA") combines most of the blocks previously included in the Gladden PSA and the Block 13 PSA, and totals approximately 893,000 acres. The work obligations of the new PSA are as follows: Year 1 - $100,000, Year 2 - $300,000, Year 3 - $3,000,000 and Year 4
- $150,000. The participants in the PSA are seeking partners in the venture.

Gladden Basin PSA

         During January 1996, MPAL acquired a 20% working interest in a Production Sharing Agreement ("Gladden PSA") which covers approximately 351,000 acres offshore Belize, Central America. On May 30, 1996, MPC acquired a 2 1/2% working interest in the Gladden PSA. During 1997, the Gladden No. 1 well was plugged and abandoned and the Company's cost of the well was written off. During March 1998, this block was consolidated into the SOB PSA.

Block 13 PSA

         MPC (2 1/2%) and MPAL (20%) were also participants in a Production Sharing Agreement ("Block 13 PSA") offshore Belize adjoining the western and southern boundaries of the Gladden PSA. The Block 13 PSA covers approximately 788,000 acres. During March 1998, this block was consolidated into the SOB PSA.

CANADA

         The Company owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Anderson Oil & Gas, Inc., ("Anderson") is the operator of this partially developed field which is connected to a major pipeline system. Two wells are currently producing gas from the field.

         Production at the Kotaneelee field commenced in February 1991. Total production from the field, according to government reports, has been as follows:

                 Calendar Year                     Production (bcf)
                 -------------                     ----------------
                     1991                                 8.1
                     1992                                18.0
                     1993                                17.5
                     1994                                16.7
                     1995                                15.7
                     1996                                15.2
                     1997                                14.4
                     1998 (5 months)                      5.9

         In a 1989 application to the National Energy Board, a reserve study by the then operator estimated gas in place at 1.6 trillion cubic feet with proved and probable recoverable reserves of 781 bcf.

         The operator has not permitted the Company access to detailed pricing and volume information, citing the litigation regarding the field. See Item 3 - Legal Proceedings for a discussion of litigation relating to the Kotaneelee field which may affect the status of the carried interest and the amount of the carried interest account.

         The Company is not entitled to any revenue from the field until the working interest owners recover their costs. The operator last reported to the Company unrecovered development costs totaling approximately Cdn. $18,227,000 (Company share - Cdn. $486,000) at April 30, 1998. It is expected that the Company will begin to receive proceeds from the field in 2000 based upon present prices. The period before payment to the Company begins may be shorter or longer, depending on prevailing market conditions, gas volumes sold and the results of the litigation. Under ordinary circumstances, increased natural gas prices or increased volumes would result in a shorter period to payout. Recently, remedial work was performed by the operator on one of the wells in the Kotaneelee field at a cost (through July 31, 1998) of approximately Cdn. $6 million. This amount is not reflected in the above amounts. Initial indications are that the remedial work on the well could significantly increase production from the field. This remedial work is continuing and additional costs may be incurred.

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

         Permit                                           Expiration Date          Location

Retention License 2 (Dingo)                               May 2003                 Northern Territory
Exploration Permit 15 (Ngalia)                            May 1999                 Northern Territory
Authority to Prospect 613P (Maryborough)                  March1999                Queensland
Authority to Prospect 244P (Eastern Surat)                February 2000            Queensland
Authority to Prospect 626P (Southern Surat)               August 1999              Queensland
Western Australia WA-281-P                                July 2004                Offshore Western Australia
Western Australia WA-282-P                                July 2004                Offshore Western Australia
Western Australia WA-283-P                                July 2004                Offshore Western Australia
Western Australia WA-199-P                                March 1999               Offshore Western Australia
TP12 & EP398                                              January 2002             Offshore Western Australia

                  In 1981, the NTA issued Petroleum Leases No. 4 and No. 5 which cover the Mereenie oil and gas field to MPAL's subsidiaries. As part of the lease conditions, MPAL and its Mereenie partners agreed to construct an oil refinery near Alice Springs, if it were determined that such a refinery is economically feasible. MPAL believes that the oil refinery would not be economically viable under current market conditions, and the NTA has not raised any current objection to this conclusion. In the event that a refinery becomes economically viable and the MJV does not construct the refinery, MPAL and its partners will be required to pay the NTA liquidated damages based on the value of the crude oil produced from the lands under lease. The amount to be paid to the Territory is an amount per barrel which is the greater of (a) A.$3.00 per barrel or (b) A.$2.00 per barrel plus 10% of the amount by which the market price of Mereenie crude oil exceeds A.$27.50. Production is subject to a statutory 10 percent royalty payable to the NTA.

                  In 1982 the NTA granted Petroleum Lease No. 3 for the Palm Valley gas field to a MPAL subsidiary. Production is subject to a statutory 10 percent royalty payable to the NTA.

                  The above leases are subject to the Petroleum (Prospecting and Mining) Act of the Northern Territory. Lessees have the exclusive right to produce petroleum from the land subject to a lease upon payment of a rental and a royalty at the rate of 10% of the wellhead value of the petroleum produced. Rental payments may be offset against the royalty paid. The term of a lease is 21 years, and leases may be renewed for successive terms of 25 years each.

                  Since 1992, there has been an ongoing controversy regarding the Aborigines and the ownership of their traditional lands. Recently, there has been legislation to resolve this controversy. The Company does not consider that this issue will have a material adverse impact on MPAL's properties.

                  In Belize, Central America, the Company has interests directly and indirectly through a subsidiary in the following Production Sharing Agreement ("PSA"). PSA's in Belize are issued for eight years but work and expenditure obligations are calculated in two year blocks. Application is made ninety days prior to the two year block expiration.

                  PSA                                          Expiration Date

                  Southern Offshore Block                      March 15, 2002

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

                  Natural Gas Production

                  MPAL's principal customer and the most likely major customer for future gas sales is PAWA, a governmental authority of the Northern Territory Government, which also has substantial regulatory authority over MPAL's oil and gas operations.

                  Oil Production

                  There is presently a small local market for the Mereenie crude oil in the Alice Springs area. Most of the crude oil production is being shipped and sold to a refinery in Adelaide.

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

                  At the present time, the Company's principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company's future. Currently, most indigenous crude oil is consumed within Australia. In addition, imports of crude oil are made by refiners and others to meet the overall demand in Australia. The PVP and the MP are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market its respective share of production from each field.

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

         (xiii)   Number of Persons Employed by Company.

                  At June 30, 1998, the Company had no full time employees in the United States and MPAL had 34 employees in Australia. The Company relies to a great extent on consultants for legal, accounting and administrative services.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                  (1) Financial Information Relating to Foreign and Domestic Operations.

                           See Note 12 to the Consolidated Financial Statements.

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

                  (3) Data Which are Not Indicative of Current or Future Operations.

                           MPAL and its co-venturer in the  Mereenie  field have
been negotiating with PAWA and other parties to sell production out of the field's uncommitted gas reserves. A new gas supply contract for the uncommitted reserves in the Mereenie field could increase revenue from gas sales in the future.

Item 2.  Properties.

         (a) The Company has interests in properties in Australia, United States, Canada and Belize. In Australia, it has interests through its 50.7% equity interest in MPAL in exploration permits, a retention license and production leases in the Northern Territory, Queensland and Western Australia. In Canada, the Company has a direct interest in one lease. The Company also has direct interests in properties in the United States and Belize and indirectly through MPAL's interests in these areas. For additional information regarding the Company's properties, See Item 1 - Business.

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

                           None

                  (3)      Production

                           The average  sales price per  unit of production  for
the following fiscal years are as follows:

                                                      June 30,
                                       1998             1997              1996
                                     --------         --------          --------
Australia:
Gas (per mcf)                        A.$ 2.32         A.$ 2.30          A.$ 2.24
Crude oil (per bbl)                  A.$18.94         A.$27.71          A.$23.85

                           The average  production  cost per unit  of production
for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia:

                                                      June 30,
                                       1997             1996              1995
                                     --------         --------          --------
Australia:
Gas (per mcf)                        A.$  .26          A.$ .28           A.$ .32
Crude oil (per bbl)                  A.$12.28          A.$8.20           A.$6.68

                  (4)      Productive Wells and Acreage.

                           Productive wells and acreage at June 30, 1998:

                         Productive Wells
                       Oil              Gas                Developed Acreage
                       ---              ---                -----------------
                Gross     Net      Gross    Net       Gross Acres      Net Acres
                -----     ---      -----    ---       -----------      ---------

Australia         40     14.00       26     9.99         72,025          30,001
Americas          11      1.98        2      .05          3,630             139
                  --     -----       --    -----         ------          ------
                  51     15.98       28    10.04         75,655          30,140
                  ==     =====       ==    =====         ======          ======

                  (5)      Undeveloped Acreage.

                           The  Company's   undeveloped   acreage   (except   as
indicated) is set forth in the table below:

                    GROSS AND NET ACREAGE AS OF JUNE 30, 1998

         (i) MPAL has interests in the following properties (before royalties). The Company has an interest in these properties through its 50.7% interest in MPAL.

Properties held by MPAL:

                                                                  MPAL                                The Company
                                               ------------------------------------------     --------------------------
                                                                   Net           Interest          Net          Interest
                                               Gross Acres        Acres             %             Acres             %
                                               -----------      ---------        --------     -----------       --------
Australia
Northern Territory:
  Amadeus Basin:
    Mereenie (OL4&5)(1)                            69,407          24,292          35.00           12,316         17.74
    Palm Valley (OL3)(2)                          151,905          77,130          50.78           39,105         25.74
    Dingo (RL2)                                   115,596          39,601          34.26           20,078         17.37
                                                ---------       ---------                       ---------
    Total Amadeus Basin                           336,908         141,023                          71,499
                                                ---------       ---------                       ---------

  Ngalia Basin (EP-15)                          1,914,497         765,799          40.00          388,260         20.28
Queensland:
  Surat Basin (ATP 626P)                          726,674         109,001          15.00           55,264          7.61
  Surat Basin (ATP 244P)                           59,280          10,078          17.00            5,110          8.62
  Maryborough Basin (ATP 613P)                    344,318         337,432          98.00          171,078         49.69
                                                ---------       ---------                       ---------
  Total Queensland                              1,130,272         456,511                         231,452
                                                ---------       ---------                       ---------

Western Australia:
  Browse WA-281-P                               1,147,315         200,780          17.50          101,795          8.87
  Browse WA-282-P                               1,468,662         257,016          17.50          130,307          8.87
  Browse WA-283-P                               1,060,618         185,608          17.50           94,103          8.87
  Carnarvon TP12 & EP398                          146,224          21,934          15.00           11,121          7.61
  Bonaparte WA-199-P                              662,454          33,123           5.00           16,793          2.53
                                                ---------       ---------                       ---------
  Total Western Australia                       4,485,273         698,461                         354,119
                                                ---------       ---------                       ---------
Total Australia                                 7,866,950       2,061,794                       1,045,330
                                                ---------       ---------                       ---------

United States
Colorado - Baca County                             78,299          46,494          59.38           23,572         30.11
                                                ---------       ---------                       ---------
Belize, C.A.
  Southern Offshore Block                         892,543         178,509          20.00           90,504         10.14
                                                ---------       ---------                       ---------
Total MPAL                                      8,837,792       2,286,797                       1,159,406
                                                ---------       ---------                       ---------

Properties held directly by MPC:
United States
  California(3)                                       280                                              50         18.00
                                                ---------                                       ---------
Belize, C.A.
  Southern Offshore Block(4)                            -                                          22,314          2.50
                                                ---------                                       ---------

Canada
  Yukon and Northwest Territories:
    Carried interest(5)                            35,076                                             935          2.67
                                                ---------                                       ---------
Total                                           8,873,148                                       1,182,705
                                                =========                                       =========

----------------------------

(1)      Includes 41,644 gross developed acres and 14,575 net acres.
(2)      Includes 30,381 gross developed acres and 15,426 net acres.
(3)      Developed acres.
(4)      Gross acres shown above.
(5)      Includes 3,350 gross developed acres and 89 net acres.

                  (6)      Drilling activity.

                           Productive  and  dry  net wells  drilled  during  the
following years (data concerning Canada is insignificant):

                                            Australia
                       Exploration                            Development
Year ended      -------------------------             --------------------------
 June 30,       Productive            Dry             Productive             Dry
 --------       ----------            ---             ----------             ---
   1998             -                 .55                 .70                .35
   1997             -                  -                   -                  -
   1996            .16                 -                 1.75                 -

                                            Americas
                       Exploration                            Development
Year ended      -------------------------             --------------------------
 June 30,       Productive            Dry             Productive             Dry
 --------       ----------            ---             ----------             ---
   1998              -                  -                  -                  -
   1997              -                1.23                 -                  -
   1996              -                1.00                 -                  -

                  (7)      Present Activities.

                           At   June 30,  1998,  the  Newhaven  No. 1  well  was
drilling in the Ngalia Basin in the Northern Territory of Australia. On July 19, 1998, the well was plugged and abandoned.

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

         The Plaintiffs claim that the Defendants breached either a contract obligation or a fiduciary duty owed to the Plaintiffs to market gas from the Kotaneelee gas field when it was possible to so do. The Plaintiffs assert that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Company seeks money damages and the forfeiture of the Kotaneelee gas field. The Plaintiffs presented evidence at trial that the money damages sustained by the Plaintiffs were approximately Cdn. $110 million (Company share-Cdn. $8.8 million).

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

         The Plaintiffs claim that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately Cdn. $63 million. The Company claims that by 1993 at least Cdn. $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 2.6% share of these expenses would be approximately Cdn. $.9 million. The Plaintiffs further claim that, if production had commenced in 1984, the carried interest account would have been paid off in approximately two years and the Company would have begun to receive revenues from the field in 1986. At present, the Company is unable to determine the time when it will receive any revenues from the field.

         Columbia has filed a counterclaim against the Plaintiffs seeking, if the Plaintiffs are successful in its claim for the forfeiture of the field, repayment from the Plaintiffs of all sums Columbia has expended on the Kotaneelee lands before the Plaintiffs are entitled to their interest.

         The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial which started on September 3, 1996, is still in progress. The trial was adjourned during the period December 1996-April 1997, July-August 1997, and July-August 1998. The trial resumed on September 8, 1998 and the Plaintiff's case was completed on September 16, 1998. The Defendants began their case on September 16, 1998.

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

         In 1991, Anderson Exploration Ltd. acquired Columbia and changed its name to Anderson Oil & Gas Inc. ("Anderson"). Anderson is now the sole operator of the field and is a direct defendant in the Canada Court lawsuits. Columbia's previous parent, The Columbia Gas System, Inc., which was reorganized in a bankruptcy proceeding in the United States, is contractually liable to Anderson in the legal proceeding described above.

         The working interest owners have reported that they have been selling Kotaneelee gas since February 1991. The Company is uncertain as to what impact, if any, these sales may have on the status of the litigation.

         Under Canadian law, certain costs of the litigation are assessed against the nonprevailing party. These costs consist primarily of attorney and expert witness fees during trial. The trial is presently scheduled to last twelve months, therefore, these costs could be substantial. While the costs are not now determinable, the Company estimates that such costs, assuming a twelve month trial, would not exceed Cdn. $1.5 million (Company share - Cdn. $120,000). There are no assurances however, that such costs will not exceed this amount or that the duration of the trial will not exceed twelve months. The actual trial time through August 1998 is approximately eight months.

         Canada Southern has been advancing and paying all the legal and other expenses of the Kotaneelee litigation. The Company has not received an accounting of the amounts spent to date and understands that Canada Southern will recover its costs only from any judgment in favor of the Plaintiffs. The Company believes that the outcome of the Kotaneelee litigation is not reasonably likely to have a material adverse effect on the Company's future consolidated financial condition or results of operations.

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

                                                                       Length of Service       Other Positions Held
     Name                  Age        Office Held                        as an Officer             with Company

James R. Joyce             57         President and Chief Financial     President since              Director
                                      Officer                            July 1, 1993

Dennis D. Benbow           59         General Manager - MPAL              Since 1993                 Director

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

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
         Matters.

         (a)      Principal Market

         The principal markets for the Company's common stock is the Pacific Stock Exchange [MPC] and the NASDAQ SmallCap market [MPET]. The stock is also traded on the Boston Stock Exchange. The quarterly high and low closing prices on the Pacific Stock Exchange during the calendar quarterly periods indicated were as follows:


1998           1st quarter       2nd quarter       3rd quarter*
----           -----------       -----------       ------------

High.......        3 1/8           2 15/16             2 3/8
Low........        2 1/2             2 1/4             1 3/8


1997           1st quarter       2nd quarter       3rd quarter       4th quarter
----           -----------       -----------       -----------       -----------

High.......      3 15/16             2 5/8           3 13/16             3 5/8
Low........       2 7/16            2 3/16            2 5/16             2 1/2


1996           1st quarter       2nd quarter       3rd quarter       4th quarter
----           -----------       -----------       -----------       -----------

High.......       2 7/16                 3                 3             3 7/8
Low........      1 15/16             2 3/8            2 3/16            2 9/16
---------------------------------

* Through September 15, 1998, on which date the closing price was $1 3/8.

         (b)      Approximate Number of Holders of Common Stock at
                  September 15, 1998

                  Title of Class                        Number of Record Holders

                  Common stock, par
                  value $.01 per share                           11,900

         (c)      Frequency and Amount of Dividends

         The Company has never paid a cash dividend on its common stock. The Company will consider the payment of dividends when it has the ability to make such payments.

         (d)      Recent Sales of Unregistered Securities

                  None.

Item 6.  Selected Consolidated Financial Information.

         The following table sets forth selected data (in thousands) of the Company insofar as it relates to each of the five fiscal years in the period ended June 30, 1998. This data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                                                                            Year ended June 30,
                                                  -----------------------------------------------------------------------
                                                   1998            1997             1996            1995            1994
                                                   ----            ----             ----            ----            ----

Financial Data                                      $               $                $               $               $

Operating revenues                                15,235          19,936           17,027          14,154          12,528
                                                  ======          ======           ======          ======          ======

Total revenues                                    15,340          20,758           18,073          15,424          13,318
                                                  ======          ======           ======          ======          ======

Net income                                         1,037             694            1,411             684             651
                                                  ======          ======           ======          ======          ======

Net income per share (Basic and Diluted)             .04             .03              .06             .03             .03
                                                  ======          ======           ======          ======          ======

Working capital                                   13,452          14,219            9,858           8,806           8,559
                                                  ======          ======           ======          ======          ======

Cash provided by operating activities              6,737          11,181            9,185           8,587           4,376
                                                  ======          ======           ======          ======          ======

Property and equipment (net)                      23,019          28,623           32,912          37,361          35,378
                                                  ======          ======           ======          ======          ======

Total assets                                      39,779          46,230           47,816          39,575          36,430
                                                  ======          ======           ======          ======          ======

Long-term liabilities                              6,512           7,738            6,981           6,312           4,393
                                                  ======          ======           ======          ======          ======

Minority interests                                13,123          16,147           16,682          14,366          14,180
                                                  ======          ======           ======          ======          ======

Stockholders' equity:
  Capital                                         43,782          43,659           43,492          43,358          43,227
  Accumulated deficit                            (19,350)        (20,387)         (21,080)        (22,491)        (23,176)
  Foreign currency translation adjustments        (7,013)         (3,729)          (2,785)         (4,833)         (4,474)
                                                 --------        --------         --------        --------         ------
  Total stockholders' equity                      17,419          19,543           19,627          16,034          15,577
                                                  ======          ======           ======          ======          ======

Exchange rate A.$=U.S. at end of period            .6194           .7538            .7875           .7097           .7287
                                                  ======          ======           ======          ======          ======

Common stock outstanding shares                   24,982          24,851           24,691          24,544          24,387
                                                  ======          ======           ======          ======          ======

Book value per share                                 .70             .78              .79             .65             .64
                                                  ======          ======           ======          ======          ======

Quoted market value per share                       2.28            2.38             2.50            1.94             .69
                                                  ======          ======           ======          ======          ======

Operating Data

Annual production (Net of royalties)
  Gas (BCF)                                        5.844           5.673            5.422           5.066           5.141
                                                  ======          ======           ======          ======          ======

  Oil (BBLS) (In thousands) (net of royalties)       248             307             318              369             374
                                                  ======          ======           ======          ======          ======

Standard measure of discounted future cash
  flow relating to proved oil and gas reserves.
  (49.3% attributable to minority interests)      48,000          68,000           44,000          38,000          47,000
                                                  ======          ======           ======          ======          ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)      Liquidity and Capital Resources - June 30, 1998
         -----------------------------------------------

Consolidated

         At June 30, 1998, the Company on a consolidated basis had approximately $14,904,000 of cash and securities. A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period           $12,943,000
         Cash provided by operations                                  6,511,000
         Dividends to MPAL minority shareholders                     (1,506,000)
         Additions to property and equipment                         (2,998,000)
         Exchange loss on cash                                       (2,381,000)
         Other                                                         (133,000)
                                                                    ------------
         Cash and cash equivalents at end of period                 $12,436,000
                                                                    ===========

As to the Company (unconsolidated)

         At June 30, 1998, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $3.8 million. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During fiscal 1999, MPC has budgeted approximately $300,000 for oil and gas exploration compared to the $111,000 expended during 1998. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, Magellan Petroleum Australia Limited ("MPAL").

         During December 1997, MPC received a dividend from MPAL of $1,546,000 which was added to MPC's working capital.

As to MPAL

         At June 30, 1998, MPAL had working capital of approximately $9.7 million. MPAL has budgeted approximately $2.4 million for specific exploration projects in fiscal 1999 and allocated $1.2 million for potential new projects as compared to the $3.3 million expended during fiscal 1998. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         MPAL expects to fund its exploration costs through its cash flow from Australian operations and any balance from its A.$10 million bank line of credit.

         The Company has assessed its Year 2000 readiness and has implemented a plan to be compliant by December 1998. The cost to implement this plan of approximately $120,000 is not considered material and would have been incurred in the normal course of equipment replacement. The Year 2000 change should have no material impact on the Company's internal operations or financial results. However, the Company will be dependent on its suppliers, partners and customers to make their systems year 2000 compliant.

(2)      Results of Operations

1998 vs. 1997

         The Company had consolidated net income of $1,036,513 for fiscal 1998 compared to net income of $693,987 for fiscal 1997. The components of consolidated net income for the comparable periods were as follows:

                                                      Year ended June 30,
                                               ---------------------------------
                                                  1998                  1997
MPC unconsolidated pretax loss                 $ (688,596)          $(1,254,223)
MPC income tax expense                             (1,000)             (276,117)
Share of MPAL pretax income                     1,798,595             2,815,193
Share of MPAL income tax                          (72,486)             (590,866)
                                               -----------          ------------
Consolidated net income                        $1,036,513           $   693,987
                                               ==========           ===========

Net income per share (basic & diluted)            $.04                  $.03
                                                  ====                  ====

                                    Revenues

          Oil sales decreased 39% in fiscal 1998. Oil sales in Australia decreased in 1998 to $4,098,000 from $6,740,000 in 1997 because of a 32%
decrease in oil prices, the 13% Australian foreign exchange rate decrease discussed below and a 19% decrease in the number of units produced. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                             Fiscal 1998 Sales              Fiscal 1997 Sales
                         ------------------------       ------------------------
                                    Average Price                  Average Price
                           bbls        per bbl            bbls        per bbl
                         -------    -------------       -------    -------------

Australia - Mereenie     284,757       A.$18.94         352,783       A.$27.71

         On August 2, 1998, there was an explosion at the Adelaide refinery which is now shut down for repairs. At the present time, the Company's crude oil is still being purchased and stored at the refinery. If the repairs are not completed in a timely manner, it may be necessary to sell the crude oil to another facility at a slightly lower net price.

         The operator of the field has currently scheduled five wells for remedial work. This work which is expected to cost approximately $600,000 (MPAL share - $210,000) will increase production costs in fiscal 1999. In addition, production will decrease in the short term while these wells are shut-in.

         Gas sales in Australia decreased 9% in fiscal 1998. Gas sales decreased from $11,552,000 in 1997 to $10,485,000 in 1998 because of the 13%
Australian foreign exchange rate decrease discussed below which was partially offset by a 3% increase in the volume of gas sold. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                Fiscal 1998 Sales           Fiscal 1997 Sales
                             -----------------------     -----------------------
                                       Average Price               Average Price
                              bcf         per mcf         bcf         per mcf

Australia:                                 (A.$)                       (A.$)
Palm Valley
  Alice Springs contract     1.147          2.96         1.072          2.95
  Darwin contract            2.395          2.02         2.496          2.02
Mereenie
  Darwin contract            2.171          2.02         1.963          1.99
  Other                      1.416          2.74         1.373          2.76
                             -----                       -----
          Total              7.129                       6.904
                             =====                       =====

         Other production income decreased 60% to $652,000 in 1998 compared to $1,644,000 in 1997. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs decreased to $531,000 in 1998 compared to $1,498,000 in 1997. The 1998 amount decreased because of a dispute regarding the producers' share of the tariffs.

         Interest income decreased 10% to $741,000 in 1998 from $822,000 in 1997. Although additional funds were available for investment, substantially lower interest rates and the 13% Australian foreign exchange rate decrease discussed below offset the increase.

         Loss on sale of assets. During March 1998, MPAL agreed to sell its 15.625% interest in ATP 378P Queensland, Australia to its partner, Santos, Limited. The $636,000 difference between the carrying cost and the sale price is included in loss on the sale of assets.

                               Costs and Expenses

         Production costs decreased 24% to $3,647,000 in 1998 from $4,811,000 in 1997. The decrease relates to a decrease in costs at Mereenie and Palm Valley and the 13% Australian foreign exchange rate decrease discussed below.

          Depreciation, depletion and amortization increased 3% in 1998 to $2,205,000 from $2,140,000 in 1997. The increase was the result of the additional costs added to the depletion calculation which was partially offset by the 13% Australian foreign exchange rate decrease discussed below.

         Exploratory and dry hole costs totaled $3,346,000 during 1998 compared to $6,243,000 in 1997. In 1998, the Schilling-1 well was abandoned offshore Western Australia and the Kittiwake-1 well was also abandoned offshore Western Australia. In 1997, the Baca County, Colorado project was abandoned. In Belize, the Gladden No. 1 well was also plugged and abandoned in 1997. The costs (in thousands) in 1998 and 1997 for MPC and MPAL are as follows:

                                    1998                          1997
                          ------------------------     -------------------------
        Location           MPAL      MPC    Total       MPAL      MPC     Total
---------------------     ------     ---    ------     ------     ----    ------
Baca County, Colorado     $   46     $ -    $   46     $2,693     $315    $3,008
Belize, C.A.                  72      32       104      2,372      283     2,655
Australia                  3,196       -     3,196        580        -       580
                          ------     ---    ------     ------     ----    ------
                          $3,314     $32    $3,346     $5,645     $598    $6,243
                          ======     ===    ======     ======     ====    ======

         Bad  debts  increased  to  $239,000   during  the  1998  period.   MPAL
established a reserve for the amount due from Pegasus Gold Australian Pty. Ltd. because of its bankruptcy filing.

                                  Income Taxes

         Income tax expense decreased from $1,442,000 in 1997 to $144,000 in 1998. The effective income tax rate for 1998 was 5% compared to 34% in 1997. The components of income tax expense between MPC and MPAL were as follows:

                                         1998                            1997
                                       --------                       ----------
MPC                                    $  1,000                       $  276,000
MPAL                                    143,000                        1,166,000
                                       --------                       ----------
Consolidated                           $144,000                       $1,442,000
                                       ========                       ==========

         In 1998, there was no 15% Australian withholding tax on the dividend paid by MPAL to MPC. In addition, MPAL's income tax expense in 1998 was lower due to the effect of permanent tax benefits under Australian tax law.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.6194 at June 30, 1998 compared to the value of $.7538 at June 30, 1997. This resulted in a $3,284,000 charge to accumulated translation adjustments for fiscal 1998. The 18% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at June 30, 1998 from the June 30, 1997 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 1998 was $.6810, which is a 13% decrease compared to a $.7830 rate for the comparable 1997 period.

1997 vs. 1996

         The Company had consolidated net income of $693,987 for fiscal 1997 compared to net income of $1,410,533 for fiscal 1996. The components of consolidated net income for the comparable periods were as follows:

                                                       Year ended June 30,
                                                --------------------------------
                                                    1997                 1996
                                                ------------         -----------
MPC unconsolidated pretax loss                  $(1,254,223)         $ (816,304)
MPC income tax expense                             (276,117)           (251,888)
Share of MPAL pretax income                       2,815,193           3,287,327
Share of MPAL income tax                           (590,866)           (808,602)
                                                ------------         -----------
Consolidated net income                         $   693,987          $1,410,533
                                                ===========          ==========

Net income per share (basic & diluted)             $.03                 $.06
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

                               Fiscal 1997 Sales            Fiscal 1996 Sales
                           ------------------------     ------------------------
                                      Average Price                Average Price
                             bbls        per bbl          bbls        per bbl

                           -------    -------------     -------    -------------
Australia - Mereenie       352,783       A.$27.71       365,325       A.$23.85

         Gas sales in Australia increased 19% in fiscal 1997. Gas sales increased from $9,746,000 in 1996 to $11,552,000 in 1997 because of increases in gas prices under long term contracts, an 11% increase in the volume of gas sold and a 3% increase in the average value of the Australian dollar. Total gas sales increased primarily because of the 1995 Mereenie gas contract. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                Fiscal 1997 Sales           Fiscal 1996 Sales
                             -----------------------     -----------------------
                                       Average Price               Average Price
                              bcf         per mcf         bcf         per mcf

Australia:                                 (A.$)                      (A.$)
Palm Valley
  Alice Springs contract     1.072          2.95         1.070          2.89
  Darwin contract            2.496          2.02         2.328          2.01
Mereenie
  Darwin contract            1.963          1.99         1.917          1.97
  Other                      1.373          2.76          .908          2.65
                             -----                       -----
          Total              6.904                       6.223
                             =====                       =====

         Other production income increased 21% to $1,644,000 in 1997 compared to $1,360,000 in 1996. The primary reason for this increase was that MPAL's share of gas pipeline tariffs increased to $1,498,000 in 1997 compared to $1,229,000 in 1996.

         Interest income increased 18% to $822,000 in 1997 from $696,000 in 1996. The combination of additional funds available for investment and higher interest rates was the reason for this increase.

                               Costs and Expenses

         Production costs increased 9% to $4,811,000 in 1997 from $4,409,000 in 1996. The increase was also the result of development activities being undertaken in the Mereenie field.

          Depreciation, depletion and amortization decreased 13% in 1997 to $2,140,000 from $2,488,000 in 1996. The decrease was the result of the additional reserves of the new Mereenie contracts which increased total reserves by 19%. The decrease in depletion was partially offset by a 3% increase in the value of the Australian dollar.

         Exploratory and dry hole costs totaled $6,243,000 during 1997 compared to $1,858,000 in 1996. In 1997, the Baca County, Colorado project was completely abandoned. In Belize, the Gladden No. 1 well was plugged and abandoned in 1997 after the well was drilled without any indications of commercially recoverable hydrocarbons.
The costs (in thousands) in 1997 and 1996 for MPC and MPAL are as follows:

                                     1997                         1996
                           ------------------------     ------------------------
          Location          MPAL     MPC     Total       MPAL     MPC     Total
---------------------      ------    ----    ------     ------    ----    ------
Baca County, Colorado      $2,693    $315    $3,008     $1,565    $126    $1,691
Belize, C.A.                2,372     283     2,655          -       -         -
Australia                     580       -       580        167       -       167
                           ------    ----    ------     ------    ----    ------
                           $5,645    $598    $6,243     $1,732    $126    $1,858
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

                                  Income Taxes

         Income tax expense decreased from $1,848,000 in 1996 to $1,442,000 in 1997. The effective income tax rate for 1997 was 34% compared to 33% in 1996. The components of income tax expense between MPC and MPAL were as follows:

                                           1997                          1996
                                        ----------                    ----------
MPC                                     $  276,000                    $  252,000
MPAL                                     1,166,000                     1,596,000
                                        ----------                    ----------
Consolidated                            $1,442,000                    $1,848,000
                                        ==========                    ==========

         MPC's income tax is primarily the 15% Australian withholding tax on the dividend paid by MPAL.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.7538 at June 30, 1997 compared to the value of $.7875 at June 30, 1996. This resulted in a $945,000 charge to accumulated translation adjustments for fiscal 1997. The 4% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at June 30, 1997 from the June 30, 1996 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 1997 was $.7830, which was a 3% increase compared to a $.7593 rate for the comparable 1996 period.

                      Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in fiscal 1999 will have no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which currently are reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income.

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement supercedes the disclosure requirements in SFAS No 87, Employers' Accounting for Pensions, SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132 addresses disclosure issues only and does not change the measurement or recognition provisions specified in those Statements. SFAS No. 132 is effective for the Company's 1999 fiscal year. The adoption of this standard will not have an effect on earnings or the financial condition of the Company.

         In  June  1998,  FASB issued  SFAS  No. 133,  Accounting for Derivative
Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for the Company's 2000 fiscal year. Because the Company does not currently use derivatives, the adoption of SFAS No. 133 will not have a significant effect on earnings or the financial condition of the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         The information required by this item is not applicable to the Company because the Company does not own any market risk sensitive instruments. See Note 1 to the consolidated financial statements for a description of the securities held by the Company. During fiscal 1998, the value of the Australian dollar relative to the U.S. dollar decreased 18% and reduced the reported asset amounts at June 30, 1998 from the June 30, 1997 amounts.

Item 8.  Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation as of June 30, 1998, and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                           /s/ Ernst & Young LLP


Stamford, Connecticut
September 11, 1998

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,
                                                                              -----------------------------------
                                                                                  1998                    1997
                                                                              -----------             -----------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $12,436,297             $12,942,862
  Accounts receivable                                                             567,175               1,249,945
  Marketable securities                                                         1,265,495               2,211,205
  Reimbursable development costs                                                  191,266                 260,553
  Inventories                                                                     218,359                 250,069
  Other assets                                                                    296,933                 106,967
                                                                              -----------             -----------
          Total current assets                                                 14,975,525              17,021,601
                                                                              -----------             -----------

Marketable securities                                                           1,201,890                       -
                                                                              -----------             -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                           39,196,101              45,891,237
  Land, buildings and equipment                                                 1,510,666               1,837,114
  Field equipment                                                               1,262,464               1,598,387
                                                                              -----------             -----------
                                                                               41,969,231              49,326,738
  Less accumulated depletion, depreciation and amortization                   (18,949,917)            (20,704,121)
                                                                              -----------             -----------
          Total property and equipment                                         23,019,314              28,622,617
                                                                              -----------             -----------

  Other assets                                                                    582,251                 585,889
                                                                              -----------             -----------
                                                                              $39,778,980             $46,230,107
                                                                              ===========             ===========
                   LIABILITIES, MINORITY INTERESTS
                      AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $ 1,918,880             $ 1,869,818
  Accrued liabilities                                                             806,150                 933,256
                                                                              -----------             -----------
          Total current liabilities                                             2,725,030               2,803,074
                                                                              -----------             -----------

Long term liabilities:
  Deferred income taxes                                                         5,854,261               7,087,224
  Reserve for future site restoration costs                                       657,288                 650,311
                                                                              -----------             -----------
          Total long term liabilities                                           6,511,549               7,737,535
                                                                              -----------             -----------

Minority interests                                                             13,123,313              16,146,564
                                                                              -----------             -----------

Commitments (Note 2)                                                                    -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 24,982,495 (1998), 24,851,245 (1997) shares                       249,825                 248,512
  Capital in excess of par value                                               43,532,238              43,410,176
                                                                              -----------             -----------
  Total capital                                                                43,782,063              43,658,688
  Accumulated deficit                                                         (19,350,036)            (20,386,549)
  Foreign currency translation adjustments                                     (7,012,939)             (3,729,205)
                                                                              -----------             -----------
                                                                               17,419,088              19,542,934
                                                                              -----------             -----------
                                                                              $39,778,980             $46,230,107
                                                                              ===========             ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year ended June 30,
                                                                    --------------------------------------------------
                                                                        1998              1997                 1996
                                                                    -----------       ------------         -----------
Revenues:
  Oil sales                                                         $ 4,097,570       $  6,739,663         $ 5,921,529
  Gas sales                                                          10,485,380         11,551,546           9,745,520
  Other production related revenues                                     651,706          1,644,457           1,360,403
  Interest income                                                       741,011            821,941             695,613
  Gain (loss) on sale of assets                                        (635,882)                 -             349,953
                                                                    -----------       ------------         -----------
                                                                     15,339,785         20,757,607          18,073,018
                                                                    -----------       ------------         -----------
Costs and expenses:
  Production costs                                                    3,647,135          4,810,931           4,409,440
  Exploratory and dry hole costs                                      3,346,329          6,243,211           1,858,271
  Salaries and employee benefits                                      1,434,868          1,667,678           1,741,721
  Depletion, depreciation and amortization                            2,205,127          2,140,066           2,448,210
  Auditing, accounting and legal services                               479,623            446,336             703,833
  Bad debts                                                             239,201                  -                   -
  Shareholder communications                                            168,715            179,111             181,039
  Interest expense                                                       24,468             32,005              30,690
  Other administrative expenses                                         932,464            935,262           1,026,889
                                                                    -----------       ------------         -----------
                                                                     12,477,930         16,454,600          12,400,093
                                                                    -----------       ------------         -----------

Income before income taxes and minority interests                     2,861,855          4,303,007           5,672,925
Income taxes                                                            144,087          1,442,495           1,848,079
                                                                    -----------       ------------         -----------

Income before minority interests                                      2,717,768          2,860,512           3,824,846
Minority interests                                                    1,681,255          2,166,525           2,414,313
                                                                    -----------       ------------         -----------

Net income                                                          $ 1,036,513       $    693,987         $ 1,410,533
                                                                    ===========       ============         ===========

Average number of shares
  Basic                                                              24,949,322         24,782,360          24,599,899
                                                                     ==========         ==========          ==========
  Diluted                                                            25,126,523         25,029,561          24,919,609
                                                                     ==========         ==========          ==========

Per share, based on average number of shares
  outstanding during the period:
    Net income (Basic and Diluted)                                      $.04                $.03               $.06
                                                                        ====                ====               ====

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Three years ended June 30, 1998



                                                                                       Foreign
                                                      Capital in                       currency
                           Number         Common      excess of       Accumulated     Translation
                         of shares        stock       par value         Deficit       adjustments        Total
                         ----------      --------    -----------      ------------    -----------     -----------

July 1, 1995             24,543,745      $245,437    $43,112,376      $(22,491,069)   $(4,833,133)    $16,033,611

Net income                        -             -              -         1,410,533              -       1,410,533
Currency translation
  adjustments                     -             -              -                 -      2,048,537       2,048,537
Exercise of stock
  options                   147,500         1,475        132,525                 -              -         134,000
                         ----------      --------    -----------      ------------    -----------     -----------
                                                                                 -              -

June 30, 1996            24,691,245       246,912     43,244,901       (21,080,536)    (2,784,596)     19,626,681

Net income                        -             -              -           693,987              -         693,987
Currency translation
  adjustments                     -             -              -                 -       (944,609)       (944,609)
Exercise of stock
  options                   160,000         1,600        165,275                 -                        166,875
                         ----------      --------    -----------      ------------    -----------     -----------

June 30, 1997            24,851,245       248,512     43,410,176       (20,386,549)    (3,729,205)     19,542,934

Net income                        -             -              -         1,036,513              -       1,036,513
Currency translation
  Adjustments                     -             -              -                 -     (3,283,734)     (3,283,734)
Exercise of stock
  Options                   131,250         1,313        122,062                 -              -         123,375
                         ----------      --------    -----------      ------------    -----------     -----------

June 30, 1998            24,982,495      $249,825    $43,532,238      $(19,350,036)   $(7,012,939)    $17,419,088
                         ==========      ========    ===========      =============   ============    ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended June 30,
                                                                 ------------------------------------------------
                                                                     1998              1997               1996
                                                                 -----------       -----------        -----------
Operating Activities:
  Net income                                                     $ 1,036,513       $   693,987        $ 1,410,533
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Exploratory and dry hole costs                                  775,150         6,243,211          1,858,271
     Depletion, depreciation and amortization                      2,205,127         2,140,066          2,448,210
     Deferred income taxes                                        (1,232,963)          637,130            683,668
     Minority interests                                            1,681,255         2,166,525          2,414,313
  Increase (decrease) in operating assets
       and liabilities:
    Accounts receivable                                            1,058,967         1,082,939           (991,763)
    Reimbursable development costs                                   145,024           (31,784)          (122,153)
    Other assets                                                     (97,483)          (84,665)          (217,509)
    Inventories                                                      109,923           111,429           (203,575)
    Accounts payable and accrued liabilities                         829,314           169,687            (75,766)
    Income taxes payable                                                   -        (1,947,610)         1,980,817
                                                                 -----------       -----------        -----------
Net cash provided by operating activities                          6,510,827        11,180,915          9,185,046
                                                                 -----------       -----------        -----------

Investing Activities:
  Additions to property and equipment                             (2,997,791)       (5,305,699)        (5,596,156)
  Marketable securities purchased                                   (256,180)       (2,211,205)                 -
                                                                 -----------       -----------        -----------
Net cash used in investing activities                             (3,253,971)       (7,516,904)        (5,596,156)
                                                                 -----------       -----------        -----------

Financing Activities:
  Dividends to MPAL minority shareholders                         (1,506,103)       (1,778,622)        (1,619,104)
  Exercise of stock options                                          123,375           166,875            134,000
                                                                 -----------       -----------        -----------
Net cash used in financing activities                             (1,382,728)       (1,611,747)        (1,485,104)
                                                                 -----------       -----------        -----------

Effect of exchange rate changes on cash
  and cash equivalents                                            (2,380,693)         (388,359)           192,589
                                                                 -----------       -----------        -----------
Net increase (decrease) in cash and cash
  equivalents                                                       (506,565)        1,663,905          2,296,375
Cash and cash equivalents at beginning of year                    12,942,862        11,278,957          8,982,582
                                                                 -----------       -----------        -----------

Cash and cash equivalents at end of year                         $12,436,297       $12,942,862        $11,278,957
                                                                 ===========       ===========        ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

1.       Summary of significant accounting policies

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation ("MPC") and its subsidiaries, hereafter referred to collectively as the Company. All intercompany transactions have been eliminated. At June 30, 1998 and 1997, MPC owned a 50.7% interest in Magellan Petroleum Australia Limited ("MPAL").

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

         Oil and Gas Properties

         Oil and gas properties are located in Australia, Canada, Belize, C.A. and the United States. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units of production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties and requires an impairment provision or noncash charge against earnings for any quarter in which their carrying value exceeds the standardized measure of undiscounted future net cash flows from proved oil and gas reserves based on prices received for oil and gas production as of the end of that quarter or a subsequent date prior to publication of financial results for the quarter.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

1.       Summary of significant accounting policies (Cont'd)

         Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Land, buildings and equipment and field equipment

         Land, buildings and equipment and field equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over their estimated useful lives. The estimated useful lives are: buildings - 40 years, equipment and field equipment - 3 to 15 years.

         Inventories

         Inventories consist of crude oil in various stages of transit to the point of sale and are valued at the lower of cost (determined on an average cost basis) or market.

         Foreign currency translations

         The accounts of the Company's Australian subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity, whereas gain or loss on foreign currency transactions is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using a quarterly weighted average exchange rate for the period. At June 30, 1998 and 1997, the Australian dollar was equivalent to U.S. $.6194, and $.7538, respectively.

1.       Summary of significant accounting policies (Cont'd)

         Recently issued accounting standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in fiscal 1999 will have no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which currently are reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income.

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement supercedes the disclosure requirements in SFAS No 87, Employers' Accounting for Pensions, SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132 addresses disclosure issues only and does not change the measurement or recognition provisions specified in those Statements. SFAS No. 132 is effective for the Company's 1999 fiscal year. The adoption of this standard will not have an effect on earnings or the financial condition of the Company.

         In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for the Company's 2000 fiscal year. Because the Company does not currently use derivatives, the adoption of SFAS No. 133 will not have a significant effect on earnings or the financial condition of the Company.

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

1.       Summary of significant accounting policies (Cont'd)

         Cash and cash equivalents

         The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                              June 30,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------       -----------
Cash                                               $    23,460       $   480,963
U.S. Government securities                           1,085,137           197,573
Australian money market accounts and short
  term commercial paper                             11,327,700        12,264,326
                                                   -----------       -----------
                                                   $12,436,297       $12,942,862
                                                   ===========       ===========

         Marketable securities

         At June 30, 1998 and 1997, the Company has the following marketable securities which are expected to be held until maturity:

                                                                                        Amortized
                 June 30, 1998                       Par value     Maturity Date           Cost          Fair value
                 -------------                       ----------    -------------        ----------       ----------
             Short-term securities
Federal Home Loan Bank                               $1,300,000    Nov. 10, 1998        $1,265,495       $1,265,496
                                                     ==========                         ==========       ==========

             Long-term securities
Federal National Mortgage Association                $  375,000    May 3, 2000          $  375,000       $  374,063
Federal National Mortgage Association                   465,000    Aug. 25, 2000           465,000          463,256
Federal Home Loan Mortgage Corporation                  360,000    Apr. 2, 2001            361,890          361,688
                                                     ----------                         ----------       ----------
                                                     $1,200,000                         $1,201,890       $1,199,007
                                                     ==========                         ==========       ==========

                                                                                        Amortized
                 June 30, 1997                       Par value     Maturity Date           Cost          Fair value
                 -------------                       ----------    -------------        ----------       ----------
                   Security
U.S. Treasury Bill                                   $1,000,000    Aug. 21, 1997        $  946,946       $  992,280
Federal National Mortgage Association                 1,300,000    Nov. 24, 1997         1,264,259        1,270,539
                                                     ----------                         ----------       ----------
                                                     $2,300,000                         $2,211,205       $2,262,819
                                                     ==========                         ==========       ==========

         Earnings per share

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. In February 1997, the FASB issued Statement No. 128 Earnings per Share ("EPS"), which the Company adopted for the year ended June 30, 1998. Accordingly, all prior year amounts have been restated to conform to FASB No. 128. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which was computed using the treasury stock method. The Company's basic and diluted calculations of EPS are the same.

1.       Summary of significant accounting policies (Cont'd)

         Financial instruments

         The carrying value for cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

         Segment Disclosure

         FASB Statement No. 131 requires the disclosure of certain financial data based on an entity's operating segments. The Company's two operating segments are MPC and MPAL. Condensed financial statements of these segments are included in Notes 3 and 4 and additional segment data are included in Note 11.

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

         The field was producing about 2,145 (MPAL share 751) barrels of crude oil per day ("bpd") from 40 wells at June 30, 1998. During 1998, MPAL's share of oil sales was 285,000 barrels and 3.6 billion cubic feet ("bcf") of gas sold. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. On August 2, 1998, there was an explosion at the Adelaide refinery which is now shut down for repairs. At the present time, the Company's crude oil is still being purchased and stored at the refinery. If the repairs are not completed in a timely manner, it may be necessary to sell the crude oil to another facility at a slightly lower net price.

         The operator of the field has currently scheduled five wells for remedial work. This work is expected to increase production costs in fiscal 1999. In addition, production will decrease in the short term while these wells are shut-in.

         The MJV is negotiating for the sale of Liquid Propane Gas ("LPG") from the field to a potential purchaser. The agreement would require the MJV to install an LPG plant to produce 5,000 tons of LPG per year. The plant would utilize some of the field gas that is presently being flared. The project is expected to generate a modest profit.

         MPAL and its partner (the Mereenie Joint Venture - MPAL share 35%) are providing Mereenie gas for use in Darwin and other NTA centers. (See Gas Supply Contracts below). During 1998, the MJV agreed to supply 57.7 bcf of gas to PAWA over a 10 year period.

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

Palm Valley
                      Field Development and Gas Production

         MPAL has a 50.775% interest in the Palm Valley gas field which is located in the NTA. Ten wells have been drilled in the field, six of which are currently connected to the gas treatment plant and are flowed at maximum deliverability levels to meet the Alice Springs and Darwin supply contracts with PAWA. During fiscal 1998, MPAL's share of gas sales was 3.5 bcf. In order to increase deliverability, field compression began in November 1996 and two 400 HP compressors have been operating in parallel since March 1998. A third 800 HP compressor is scheduled to be installed by March 1999. MPAL has recommended that two additional wells be drilled at Palm Valley to improve the field's production capacity. Under the agreement with PAWA, the costs of these wells are reimbursed by PAWA; consequently, the recommendation is under review by PAWA's consultants.

         The Palm Valley Participants ("PVP") are providing Palm Valley gas for use in Darwin and other NTA centers. See "Gas Supply Contracts".

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

                           Maximum contract           Take or pay              Percentage of
                             (Before/after           (Before/after           contract completed
                              royalties)               royalties)          ----------------------
                                (bcf)                    (bcf)             Maximum    Take or Pay          Contract Period
                          ------------------       -----------------       -------    -----------          ---------------
Palm Valley:
  Alice Springs            24.4         21.0        14.2        12.3           49           65             25 years (1983-2008)
  Darwin                   88.9         76.6        68.0        58.6           40           52             25 years (1987-2012)
                          -----        -----       -----       -----

                          113.3         97.6        82.2        70.9
                          -----        -----       -----       -----
Mereenie:
  Darwin (1985)            19.6         17.0        14.0        12.2           44           63             25 years (1987-2012)
  Darwin (1995)             7.5          6.5         6.0         5.2           78           98             10 years (1995-2005)
  Darwin (1997)            20.2         17.6        16.3        14.1            -            -             10 years (1999-2009)
  Other                      .5           .5          .5          .5            -            -             Various
                          -----        -----       -----       -----
                           47.8         41.6        36.8        32.0
                          -----        -----       -----       -----
Total                     161.1        139.2       119.0       102.9
                          =====        =====       =====       =====

         There is a difference in price between Palm Valley gas and Mereenie gas for the first 20 years of the 25 year contract which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         In consideration for the PVJV forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first twenty contract years, the MJV made a payment to the PVJV to partially compensate the PVJV for the reduced net present value of the future gas sales revenues which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that if the MJV sells any additional gas from the Mereenie field, the PVJV is entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 1998, the balance of the MJV gas subject to this entitlement was 22 bcf (MPAL share - 11 bcf).

         At June 30, 1998, the Company had accrued $657,000 for future site restoration costs for the Mereenie and Palm Valley fields. The balance of the estimated liability is $2,687,000 at June 30, 1998 which will be accrued over the remaining life of the related reserves based on units of production.

Dingo Gas Field

         MPAL has a 34% interest in the Dingo gas field which is held under Retention License 2 which is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the NTA, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. Dingo 2 and Dingo 3 wells are estimated to have the capacity of producing a combined rate of 5 million cubic feet ("mmcf") per day. The Dingo field participants have been negotiating for the sale of gas (.7 bcf per annum) from the field. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Ngalia Basin

         MPAL has a 40% interest in permit EP-15 in the Ngalia basin in the NTA which covers 1.9 million acres. During July 1998, the Newhaven well was plugged and abandoned. MPAL's share of the drilling costs incurred through June 30, 1998 is included in exploratory and dry hole costs. The costs to drill the well subsequent to June 30, 1998 in the amount of $316,000 will be included in the 1999 fiscal year.

Northern Surat Basin

         During March 1998, MPAL agreed to sell its 15.625% interest in ATP 378P Queensland, Australia to its partner, Santos Limited. The $636,000 difference between the carrying cost and the sale price is included in loss on the sale of assets.

Eastern Surat Basin

         MPAL has earned a 17% interest in Block D of ATP 244P in Queensland by completing a pilot seismic reprocessing program. MPAL has a $2,500 commitment through February 1999 on the permit and the right to withdraw prior to the beginning of the next permit year, which has a $15,000 commitment.

Southern Surat Basin

         MPAL earned a 15% interest in ATP 626P in Queensland. The operator is attempting to farmout MPAL's interest in connection with the planned drilling of two wells on the permit which would reduce MPAL's interest to 8.7%. MPAL has no obligation to participate in the drilling program.

Timor Sea

         MPAL earned a 10% interest in WA-74-P offshore Western Australia by funding 20% of the cost of drilling the Schilling-1 well which was plugged and abandoned during September 1997. MPAL's share of the Schilling-1 well was written off during the first quarter of fiscal 1998 and is included in exploratory and dry hole costs. MPAL relinquished its interest in the permit during December 1997.

         During April 1998, MPAL acquired a 5% interest in Exploration Permit WA-199-P in the Bonaparte Basin in the Timor Sea offshore Western Australia. MPAL earned its interest in the permit by funding 10% of the cost of drilling the Kittiwake-1 well. The Kittiwake well was drilled to its projected total depth without encountering any commercial hydrocarbons. MPAL's cost of the well was written off in the fourth quarter of fiscal 1998 and is included in exploratory and dry hole costs. MPAL expects that it will relinquish its interest in the permit by September 30, 1998.

Browse Basin

          During July 1998, MPAL acquired a 17 1/2% interest in exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. MPAL's share of the work obligations for the three permits is as follows:

                            WA-281-P              WA-282-P             WA-283-P
         Year 1            $  341,000             $266,000            $  266,000
         Year 2               661,000              103,000               103,000
         Year 3             1,225,000               22,000             1,116,000
                           ----------             --------            ----------
         Total             $2,227,000             $391,000            $1,485,000
                           ==========             ========            ==========

Northwest Shelf

         MPAL earned a 15% interest in exploration permits TP/12 and EP398 in the Carnarvon Basin offshore Western Australia by funding 30% of the cost of drilling the Springbok-1 well. Drilling of the Springbok-1 well began on August 21, 1998 and was plugged and abandoned on August 31, 1998. MPAL's estimated cost of drilling the well ($650,000) will be written off during the first quarter of fiscal 1999.

Maryborough Basin

         MPAL is seeking partners for exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. During fiscal 1998, additional seismic surveys were completed on the permit. Processing and analysis of the data has been completed. A well is expected to be drilled in fiscal 1999 at an estimated cost of $700,000.

         (b)     Canada

         The Company has a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991. There are two wells capable of production in the field which is part of a permit covering 31,885 gross acres. For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center, which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment. The Company is unable to determine at this time when it will receive any revenue from the field.

         (c)     United States

Baca County, Colorado

         MPC (10%) and MPAL (90%) participated in an exploration program in Colorado. During late April 1995, MPAL commenced an initial three well exploration drilling program. All three wells were dry holes. Based on the data derived from the appraisal program during fiscal 1995 and 1996, the Company wrote off $809,000 and $1,691,000 in costs, respectively. During fiscal 1997, the Company drilled a fourth well which was a dry hole and all of the remaining costs of the project, which totaled $3,008,000, were written off. MPC has withdrawn from the venture. On August 14, 1998, the Schmidt #15-1 well was spudded on the Maple prospect by a third party at no cost to the Company. The well was plugged and abandoned on August 31, 1998.

Tapia Canyon, California

         Effective December 1, 1997, MPC acquired a 18% interest in a heavy oil recovery project in Tapia Canyon, California. The field is estimated to have approximately 12 million barrels of oil in place with only 13% of the oil recovered to date. The reserve study was prepared in 1986 by a major oil company, the field owner at that time. MPC's initial purchase price for its interest in the project was approximately $79,000. There is also a commitment to spend $600,000 to perform remedial work on the field and to complete a pilot stream flood program during the first year of the project (MPC share - $120,000). The field was producing approximately 30 bpd (MPC share - 6 bpd) at June 30, 1998.

         (d)     Belize

Southern Offshore Block PSA

         On March 16, 1998, MPC (2 1/2%), MPAL (20%) and the other joint venture participants entered into a new Production Sharing Agreement ("PSA") with the Government of Belize. The new Southern Offshore Block PSA ("SOB PSA") combines most of the blocks previously included in the Gladden PSA and the Block 13 PSA, and totals approximately 893,000 acres. The work obligations of the new PSA are as follows: Year 1 - $100,000, Year 2 - $300,000, Year 3 - $3,000,000 and Year 4
- $150,000. The participants in the PSA are seeking partners in the venture.

Gladden Basin PSA

         During January 1996, MPAL acquired a 20% working interest in a Production Sharing Agreement ("Gladden PSA") which covers approximately 351,000 acres offshore Belize, Central America. On May 30, 1996, MPC acquired a 2 1/2% working interest in the Gladden PSA. During 1997, the Gladden No. 1 well was plugged and abandoned and the Company's cost of the well was written off. During March 1998, this block was consolidated into the SOB PSA.

Block 13 PSA

         MPC (2 1/2%) and MPAL (20%) were also participants in a Production Sharing Agreement ("Block 13 PSA") offshore Belize adjoining the western and southern boundaries of the Gladden PSA. The Block 13 PSA covers approximately 788,000 acres. During March 1998, this block was consolidated into the SOB PSA.

3.       MPC condensed financial statements

         The  following  are   unconsolidated   condensed   balance  sheets  and
statements of income and cash flows of MPC (in thousands).

                         MAGELLAN PETROLEUM CORPORATION
                                 BALANCE SHEETS

                                                                June 30,
                                                         ----------------------
                                                          1998           1997
                                                         -------        -------

                       ASSETS
Current assets                                           $ 2,691        $ 2,913
Other assets                                               1,202              -
Oil and gas properties - net                                 126             47
Investment in MPAL                                        13,497         16,601
                                                         -------        -------
    Total assets                                         $17,516        $19,561
                                                         =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                      $    97        $    18
                                                         -------        -------
Stockholders' equity:
  Capital                                                 43,782         43,659
  Accumulated deficit                                    (19,350)       (20,387)
  Foreign currency translation adjustments                (7,013)        (3,729)
                                                         -------        -------
    Total stockholders' equity                            17,419         19,543
                                                         -------        -------
      Total liabilities and stockholders' equity         $17,516        $19,561
                                                         =======        =======

                         MAGELLAN PETROLEUM CORPORATION
                              STATEMENTS OF INCOME

                                                  Year ended June 30,
                                      -----------------------------------------
                                       1998             1997              1996
                                      ------           -------           ------
Revenues                              $  175           $   122           $   84
Costs and expenses                      (863)           (1,376)            (900)
                                      ------           -------           ------
Loss before income taxes                (688)           (1,254)            (816)
Income tax provision                       1               276              252
                                      ------           -------           ------
Loss before equity in MPAL              (689)           (1,530)          (1,068)
Equity in MPAL net income              1,726             2,224            2,479
                                      ------           -------           ------
Net income                            $1,037           $   694           $1,411
                                      ======           =======           ======

                         MAGELLAN PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                        Year ended June 30,
                                                   ----------------------------
                                                    1998       1997       1996
                                                   ------     ------     ------
Operating Activities:
  Net income                                       $1,037     $  694     $1,411
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Abandonments                                        -        598        127
    Equity in MPAL income                          (1,726)    (2,224)    (2,479)
  Change in operating assets and liabilities:
    Accounts receivable                               (59)       (57)       (62)
    Accounts payable and accrued liabilities           79        (73)        29
                                                   ------     ------     ------
Net cash used in operating activities                (669)    (1,062)      (974)
                                                   ------     ------     ------

Investing Activities:
  Additions to property and equipment                 (79)      (363)      (288)
  Marketable securities purchased                    (256)    (2,211)         -
                                                   ------     ------     ------
                                                     (335)    (2,574)      (288)
                                                   ------     ------     ------

Financing Activities:
  Dividends from MPAL                               1,546      1,826      1,662
  Sales of common stock                               122        167        134
                                                   ------     ------     ------
                                                    1,668      1,993      1,796
                                                   ------     ------     ------
Net increase (decrease) in cash and
    cash equivalents                                  664     (1,643)       534
Cash and cash equivalents at
  beginning of year                                   424      2,067      1,533
                                                   ------     ------     ------
Cash and cash equivalents at
  end of year                                      $1,088     $  424     $2,067
                                                   ======     ======     ======

4.       MPAL transactions and condensed financial statements

         The following are the condensed consolidated balance sheets and consolidated statements of income of MPAL (in thousands). At June 30, 1998, Santos Ltd. held 18.2% of MPAL and Boral Limited held 17.1% with the balance of 14% held by approximately 2,100 shareholders in Australia.

4.       MPAL transactions and condensed financial statements (Cont'd)

         The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of MPAL's subsidiaries.

                      Magellan Petroleum Australia Limited
                           Consolidated Balance Sheets

                                                               June 30,
                                                       ------------------------
                                                        1998             1997
                                                       -------          -------
                   ASSETS

Current assets                                         $12,866          $14,526
Oil and gas properties - net                            21,887           27,469
Land, building and equipment - net                         885            1,154
                                                       -------          -------
               Total                                   $35,638          $43,149
                                                       =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                    $ 2,628          $ 2,785
                                                       -------          -------

Long term liabilities                                    6,606            7,833
                                                       -------          -------

Stockholders' equity:
  Capital                                               34,408           34,408
  Retained earnings                                      4,865            4,510
  Foreign currency translation adjustments             (12,869)          (6,387)
                                                       -------          -------
                                                        26,404           32,531
                                                       -------          -------
            Total                                      $35,638          $43,149
                                                       =======          =======

4.       MPAL transactions and condensed financial statements (Cont'd)

                      Magellan Petroleum Australia Limited
                        Consolidated Statements of Income

                                                    Year ended June 30,
                                          --------------------------------------
                                            1998           1997           1996
                                          --------       --------       --------
Revenues                                   $15,165        $20,636        $17,989
Costs and expenses                          11,615         15,079         11,500
                                          --------       --------       --------
Income before income taxes                   3,550          5,557          6,489
Income tax provision                           143          1,166          1,596
                                          --------       --------       --------
Net income                                $  3,407       $  4,391       $  4,893
                                          ========       ========       ========


                      Magellan and Minority Equity in MPAL


Magellan equity interest in MPAL:
  Magellan equity in net income               $  1,726     $  2,224    $  2,479
                                              ========     ========    ========

Minority equity interest in MPAL:
  Minority interest in net income             $  1,681     $  2,166    $  2,414

Foreign currency translation                    (3,198)        (922)      1,999

Dividends paid                                  (1,506)      (1,779)     (1,619)
                                              ---------   ----------   ---------

Total minority interest increase (decrease)   $ (3,023)   $    (535)   $  2,794
                                              =========   ==========   ========

5.       Capital and stock options

         The Company's Certificate of Incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

         On October 5, 1989, the Company adopted a Stock Option Plan covering one million shares of the Company's common stock. The plan provides for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. On December 3, 1997, the Board of Directors approved a new stock option plan for an additional one million shares which is subject to approval at the 1998 Annual Meeting of Stockholders.

         At June 30, 1998, all of the stock options outstanding were vested and exercisable. Options to purchase 225,000 shares expire on January 31, 1999 and options to purchase 50,000 shares expire on September 25, 2001. Following is a summary of option transactions for the three years ended June 30, 1998:

Options outstanding              Number of shares         Exercise Prices ($)
-------------------              ----------------         -------------------
June 30, 1995                        663,750                  .75 - 1.125
  Exercised                          (25,000)                     .75
  Exercised                          (35,000)                    1.125
  Exercised                          (87,500)                  .75 - .94
                                    --------
June 30, 1996                        516,250                 .75 - 1.0625
                                    --------
  Granted                             50,000                     2.75
  Exercised                         (150,000)                   1.0625
  Exercised                          (10,000)                     .75
                                    --------
June 30, 1997                        406,250                  .8125-2.75
  Exercised                         (131,250)                     .94
June 30, 1998                        275,000                 .8125 - 2.75
                                    ========
                                                        ($1.16 weighted average)
Options reserved for future grants   146,250
                                    ========

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

         Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 1998.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 6.55%, expected life - 5 years and expected volatility - .579, expected dividend - 0. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                       Amount          Per Share
                                                      --------         ---------

Net income as reported - June 30, 1997                $694,000            $.03
Stock option expense                                    78,000               -
                                                      --------            ----
Pro forma net income                                  $616,000            $.03
                                                      ========            ====

6.       Income taxes

(a) Components of pretax income (loss) by geographic area (in thousands) are as follows:

                                               Year ended June 30,
                                   --------------------------------------------
                                    1998               1997               1996
                                   ------            -------            -------
United States                      $ (850)           $(4,547)           $(3,229)
Foreign                             3,712              8,850              8,902
                                   ------            -------            -------
Total                              $2,862            $ 4,303            $ 5,673
                                   ======            =======            =======

(b) Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

                                                                   Year ended June 30,
                                                        ---------------------------------------
                                                         1998             1997            1996
                                                        -------          ------          ------
Pretax consolidated income                               $2,862          $4,303          $5,673
Losses not recognized:
  MPC's operations                                          689           1,254             816
  MPAL's nonAustralian operations                             -            (145)            831
  Permanent differences                                  (2,443)         (2,040)         (1,615)
                                                        -------          ------          ------
Book taxable income - Australia                          $1,108          $3,372          $5,705
                                                         ======          ======          ======

Australian tax rate                                        36%             36%             36%
                                                           ===             ===             ===

Australian income tax provision                            $399          $1,214          $2,054
Tax provision attributable to reconciliation of
  year end deferred tax liability                          (255)            (48)           (458)
                                                        -------          ------          ------

MPAL Australian tax provision                               143           1,166           1,596
MPC income tax provision                                      1             276             252
                                                        -------          ------          ------
Consolidated income tax provision                       $   144          $1,442          $1,848
                                                        =======          ======          ======

Current income tax provision                            $     1          $  276          $1,848
Deferred income tax                                         143           1,166               -
                                                        -------          ------          ------
                                                        $   144          $1,442          $1,848
                                                        =======          ======          ======

Effective tax rate                                         5%              34%             33%
                                                           ==              ===             ===

         The amount of $5,854,000 and $7,087,000 in deferred income tax liability at June 30, 1998 and June 30, 1997, respectively, relates primarily to the deduction of acquisition and development costs which are capitalized for financial statement purposes.

(c)      United States

         On June 30, 1998, the Company had approximately $15,659,000 and $4,602,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 2000 and 2013. The Company also has approximately $1,004,000 of foreign tax credit carryovers, which are scheduled to expire periodically between 1998 and 2003. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences. Significant components of the Company's deferred tax assets were as follows:

                                               June 30                June 30
                                                 1998                   1997
                                             -----------            -----------
Net operating losses                          $4,075,000             $4,183,000
Foreign tax credits                            1,004,000              1,120,000
Interest                                         214,000                212,000
Subpart F deemed dividend                      1,311,000              1,476,000
Intangible drilling costs                          7,000                 21,000
                                             -----------            -----------
Total deferred tax assets                      6,611,000              7,012,000
Valuation allowance                           (6,611,000)            (7,012,000)
                                             -----------            -----------
Net deferred tax assets                      $         -            $         -
                                             ===========            ===========

7.       Bank loan

         MPAL has a A.$10 million line of credit with an Australian bank at the bank's prime rate of interest (5.2% at June 30, 1998, and 5.7% at June 30, 1997) plus .5%. This line of credit is unsecured and expires December 31, 1998. In addition, there is an annual fee of A.$30,000 payable with respect to the line of credit. At June 30, 1998 and 1997, the line of credit was not being utilized.

8.       Related party and other transactions

         Mr. C. Dean Reasoner was a director of the Company until his resignation on March 11, 1997. He was also a member of the law firm of Reasoner & Fox, which firm was paid fees of $39,000 and $109,000 for fiscal years 1997 and 1996, respectively. G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to the Company, was paid $248,174, $211,088 and $187,898 in fees for fiscal years 1998, 1997 and
1996, respectively. James R. Joyce, the President and Chief Financial Officer, is the owner of G&O'D INC. Mr. Timothy L. Largay, a director of the Company since February 1996, is a member of the law firm of Murtha, Cullina, Richter and Pinney LLP, which firm was paid fees of $36,366, $29,004 and $28,449 for fiscal years 1998, 1997 and 1996, respectively. In addition, Mr. Heath, a director, has overriding royalty interests which were granted between 1957 and 1968 on certain of the Company's oil and gas properties prior to any discoveries. The following gross royalty amounts represent payments by all of the owners of the fields, not just the Company's share. The payments to Mr. Heath with respect to these royalties in fiscal 1998 were $46,044, in fiscal 1997 were $54,252 and in fiscal 1996 were $45,657.

9.       Leases

         At June 30, 1998, future minimum rental payments applicable to MPAL's noncancelable operating (office) lease were as follows:

                 Fiscal Year                                Amount

                    1999                                   $ 88,000
                    2000                                     92,000
                    2001                                     97,000
                    2002                                    102,000
                    2003                                    120,000
                    2004                                    126,000
                                                           --------
                   Total                                   $625,000

         The information regarding the rental expense for all operating leases is included in Note 13.

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

         The investments of the plan at June 30, 1998 and 1997 are comprised of units of NMFM Superannuation Fund, a managed growth fund. The fund's assets are invested primarily in growth assets such as Australian and international shares.

         The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                                                              June 30,
                                                                                   -------------------------------
                                                                                      1998                 1997
                                                                                   ----------           ----------
Plan assets at fair value                                                          $2,974,283           $3,311,309
                                                                                   ----------           ----------
Actuarial value of accumulated benefit obligation (vested)                         $2,693,571           $3,072,750
Effect of assumed future compensation increases                                      (281,218)            (433,034)
                                                                                   ----------           ----------
Projected benefit obligation for service to date                                    2,412,353            2,639,716
                                                                                   ----------           ----------
Plan assets in excess of projected benefit obligation                                 561,930              671,593
Unrecognized net loss                                                                 185,646              149,025
Unrecognized net asset at transition                                                 (165,324)            (234,730)
                                                                                   ----------           ----------
Prepaid pension expense                                                            $  582,252           $  585,888
                                                                                   ==========           ==========

         The net pension expense for the MPAL pension plan was as follows:

                                                    Year ended June 30,
                                           ------------------------------------
                                             1998          1997          1996
                                           --------      --------      --------
Service cost                               $186,819      $242,014      $247,010
Interest cost                               135,945       200,995       204,554
Actual return on plan assets               (192,079)     (246,904)     (259,695)
Net amortization and deferred items         (27,554)      (18,472)      (19,298)
                                           --------      --------      --------
Net pension cost                           $103,131      $177,633      $172,571
                                           ========      ========      ========

Plan contributions by MPAL                 $224,000      $275,000      $279,000
                                           ========      ========      ========

         Significant assumptions used in determining pension cost and the related obligations were as follows:

                                                       1998      1997      1996
                                                      ------    ------    ------
Assumed discount rate                                   5.5%      6.5%      8.0%
Rate of increase in future compensation levels          4.0%      5.0%      6.5%
Expected long term rate of return on plan assets        6.5%      7.0%      8.5%
Australian exchange rate                              $.6194    $.7538    $.7875

11.      Segment information

         The Company has two reportable segments, MPC and its 50.7% subsidiary, MPAL. Although each company is in the same business, MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC.

         Segment information (in thousands) for the Company's two operating segments is as follows:

                                                     Year ended June 30,
                                              ---------------------------------
                                                1998         1997         1996
                                              -------      -------      -------
Revenues:
  MPC                                         $ 1,721      $ 1,948      $ 1,746
  MPAL                                         15,165       20,636       17,989
  Elimination of intersegment dividend         (1,546)      (1,826)      (1,662)
                                              -------      -------      -------
  Total consolidated revenues                 $15,340      $20,758      $18,073
                                              =======      =======      =======

                                                                                 Year ended June 30,
                                                                  -----------------------------------------------
                                                                    1998                1997               1996
                                                                  ---------           --------           --------
Interest income:
  MPC                                                             $     171          $     122           $     84
  MPAL                                                                  570                700                612
                                                                  ---------           --------           --------
  Total consolidated                                              $     741          $     822           $    696
                                                                  =========          =========           ========

Net income:
  MPC                                                             $     857          $     296           $    594
  MPAL                                                                1,726              2,224              2,479
  Elimination of intersegment dividend                               (1,546)            (1,826)            (1,662)
                                                                  ---------           --------           --------
  Consolidated income                                             $   1,037          $     694           $  1,411
                                                                  =========          =========           ========

Assets:
  MPC                                                             $  17,052           $ 19,561           $ 19,718
  MPAL                                                               35,638             43,149             45,127
  Equity elimination                                                (12,911)           (16,480)           (17,029)
                                                                  ---------           --------           --------
  Total consolidated assets                                       $  39,779           $ 46,230           $ 47,816
                                                                  =========           ========           ========

Other significant items:
  Depletion, depreciation and amortization:
    MPC                                                           $       -           $      -           $      -
    MPAL                                                              2,205              2,140              2,448
                                                                  ---------           --------           --------
    Total consolidated                                            $   2,205           $  2,140           $  2,468
                                                                  =========           ========           ========

  Exploratory and dry hole costs:
    MPC                                                           $      32           $    598           $    126
    MPAL                                                              3,314              5,645              1,732
                                                                  ---------           --------           --------
    Total consolidated                                            $   3,346           $  6,243           $  1,858
                                                                  =========           ========           ========

  Income tax expense:
    MPC                                                           $       1           $    276           $    252
    MPAL                                                                143              1,166              1,596
                                                                  ---------           --------           --------
    Total consolidated                                            $     144           $  1,442           $  1,848
                                                                  =========           ========           ========

12.      Geographic information

         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                                                 Year ended June 30,
                                                                    ---------------------------------------------
                                                                      1998               1997               1996
                                                                    -------            -------            -------

Revenue:
  Australia                                                         $15,148            $20,618            $17,639
  United States                                                         192                140                434
                                                                    -------            -------            -------
                                                                    $15,340            $20,758            $18,073
                                                                    =======            =======            =======
Operating income (loss):
  Australia                                                         $ 3,979            $10,195            $ 8,526
  Belize                                                               (195)            (2,584)                 -
  United States                                                        (163)            (2,862)            (2,982)
                                                                    -------            -------            -------
                                                                      3,621              4,749              5,544
  Corporate overhead and interest
    net of other income                                                (759)              (446)               129
                                                                    -------            -------            -------
  Consolidated operating income before
    income taxes and minority interests                             $ 2,862            $ 4,303            $ 5,673
                                                                    =======            =======            =======

Net income (loss):
  Australia                                                         $ 1,911            $ 5,212            $ 3,835
  Belize                                                               (103)            (1,320)                 -
  United States                                                        (771)            (3,198)            (2,424)
                                                                    -------            -------            -------
                                                                    $ 1,037            $   694            $ 1,411
                                                                    =======            =======            =======
Identifiable assets:
  Australia                                                         $35,236            $42,516            $42,295
  Belize                                                                433                563                  -
  United States                                                          17                 70              2,831
                                                                    -------            -------            -------
                                                                     35,686             43,149             45,126
  Corporate assets                                                    4,093              3,081              2,690
                                                                    -------            -------            -------
                                                                    $39,779            $46,230            $47,816
                                                                    =======            =======            =======

          Substantially all of MPAL's gas sales were to the Power and Water Authority ("PAWA") of the Northern Territory of Australia ("NTA"). Most of MPAL's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide.

13.      Other financial information

                                                                                Year ended June 30,
                                                               ---------------------------------------------------
                                                                  1998                 1997                1996
                                                               ----------           ----------          ----------
Costs and expenses - Other
  Consultants                                                  $   52,741           $  108,552          $  135,135
  Directors' fees and expense                                     181,466              173,832             167,002
  Insurance                                                       217,503              284,532             272,275
  Rent                                                            271,241              326,665             283,954
  Taxes                                                           218,467              234,960             220,968
  Travel                                                          219,172              233,044             337,132
  Other (net of overhead reimbursements)                         (228,126)            (426,323)           (389,577)
                                                               ----------           ----------          ----------
                                                               $  932,464           $  935,262          $1,026,889
                                                               ==========           ==========          ==========

Royalty payments                                               $1,464,478           $1,930,011          $1,544,508
                                                               ==========           ==========          ==========

Interest payments                                              $   24,468           $   32,005          $   30,690
                                                               ==========           ==========          ==========

Income tax payments                                            $    1,000           $2,256,934          $  251,888
                                                               ==========           ==========          ==========

14.      Selected quarterly financial data (unaudited)

         The following is a summary (in thousands) of the quarterly results of operations for the years ended June 30, 1998 and 1997:

1998                                         QTR 1               QTR 2                QTR 3               QTR 4
                                           --------            --------             --------            --------
                                              ($)                 ($)                  ($)                 ($)
Total revenues                               4,552               4,497                3,184               3,107
Costs and expenses                          (3,943)             (2,858)              (2,442)             (3,235)
Income tax provision (benefit)                (251)               (520)                (246)                873
Minority interests                            (288)               (653)                (324)               (417)
                                           -------             -------              -------             -------
Net income                                      70                 466                  172                 328
                                           =======             =======              ========            =======
Per share (basic & diluted)                    -                  .02                 .01                 .01
                                              ==                  ===                 ===                 ===

1997                                         QTR 1               QTR 2                QTR 3               QTR 4
                                           --------            --------             --------            --------
                                              ($)                 ($)                  ($)                 ($)
Total revenues                               5,110               5,458                5,176               5,014
Costs and expenses                          (3,019)             (2,915)              (5,678)             (4,842)
Income tax provision (benefit)                (768)             (1,227)                  95                 458
Minority interests                            (762)               (894)                  10                (521)
                                           -------             -------              -------             -------
Net income (loss)                              561                 422                 (397)                109
                                           =======             =======              =======             =======
Per share (basic & diluted)                  .02                  .02                 (.01)                 -
                                             ===                  ===                 =====                ==

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (unaudited)

                                  June 30, 1998

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

Estimated net quantities of proved developed and proved oil and gas reserves:

                                              Natural Gas              Oil
                                                 (BCF)           (Thousand Bbls)
Proved Reserves:                               Australia            Australia
                                                  (*)
                                                 ------                 ---
June 30, 1995                                    83.574               1,496
Revision of previous estimates                        -                   -
Extensions and discoveries                        1.518                  23
Production                                       (5.422)               (318)
                                                 ------                 ---
June 30, 1996                                    79.670               1,201
Revision of previous estimates                    (.861)                 65
Extensions and discoveries                       22.946                   -
Production                                       (5.673)               (307)
                                                 ------                 ---
June 30, 1997                                    96.082                 959
Revision of previous estimates                   (5.071)                204
Extensions and discoveries                            -                   -
Production                                       (5.844)               (248)
                                                 ------                 ---
June 30, 1998                                    85.167                 915
                                                 ======                 ===

Proved Developed Reserves:

June 30, 1995                                    83.574               1,496
                                                 ======               =====

June 30, 1996                                    79.670               1,201
                                                 ======               =====

June 30, 1997                                    96.082                 959
                                                 ======                 ===

June 30, 1998                                    85.167                 915
                                                 ======                 ===
-------------------

(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts. Approximately 49.3% of reserves are attributable to minority interests.

Costs of oil and gas activities (in thousands):

                                                          Australia
                                              ----------------------------------
                                              Exploration            Development
             Fiscal Year                         Costs                  Costs
             -----------                      -----------            -----------
                 1998                            $3,196                 $3,474
                 1997                               580                    678
                 1996                               335                  2,989

                                                           Americas
                                              Exploration            Acquisition
             Fiscal Year                         Costs                  Costs
             -----------                      -----------            -----------
                 1998                           $   150                 $  79
                 1997                             3,138                    47
                 1996                             2,138                   426

Capitalized costs subject to depletion, depreciation and amortization ("DD&A") (in thousands):

                                                     June 30, 1998
                                       ----------------------------------------
                                       Australia       Americas          Total
                                       ---------       --------         -------
Costs subject to DD&A                   $41,470         $     -         $41,470
Costs not subject to DD&A                     -             499             499
Less accumulated DD&A                   (18,950)              -         (18,950)
                                        -------         -------         -------
Net capitalized costs                   $22,520            $499         $23,019
                                        =======         =======         =======

                                                     June 30, 1997
                                       ----------------------------------------
                                       Australia       Americas          Total
                                       ---------       --------         -------
Costs subject to DD&A                   $48,130         $     -         $48,130
Costs not subject to DD&A                   776             421           1,197
Less accumulated DD&A                   (20,704)              -         (20,704)
                                        -------         -------         -------
Net capitalized costs                   $28,202         $   421         $28,623
                                        =======         =======         =======

Discounted future net cash flows:

         The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 1998. Australia was the only cost center with proved reserves. Approximately 49.3% of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                             Total
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
Future cash inflows                            $136,828    $198,406    $138,797
Future production costs                         (17,441)    (22,204)    (21,065)
Future development costs                            893           -           -
Future income tax expense                       (40,429)    (60,926)    (41,824)
                                               --------    --------    --------
Future net cash flows                            78,065     115,276      75,908
10% annual discount for estimating timing
  of cash flows                                 (29,813)    (46,963)    (31,695)
                                               --------    --------    --------
Standardized measures of discounted future
  net cash flows                               $ 48,252    $ 68,313    $ 44,213
                                               ========    ========    ========

         The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

                                                    1998        1997      1996
                                                  --------    -------    ------
Net change in prices and production costs         $ (4,318)   $18,300    $6,330
Extensions and discoveries                               -     29,530        87
Revision of previous quantity estimates             (6,675)      (341)        -
Changes in estimated future development costs       (1,087)         -         -
Sales and transfers of oil and gas produced         (8,849)   (11,264)   (9,583)
Previously estimated development cost
  incurred during the period                             -          -     1,493
Accretion of discount                                5,623      3,535     3,180
Net change in income taxes                           5,716    (12,604)      (43)
Net change in exchange rate                        (10,471)    (3,056)    4,368
                                                  --------    -------    ------
                                                  $(20,061)   $24,100    $5,832
                                                  ========    =======    ======

Additional information regarding discounted future net cash flows:

                                    Australia

Reserves - Natural Gas

         Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which have been limited to the quantities of gas committed to specific contracts.

Reserves and Costs - Oil

         At June 30, 1998, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 1998. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income taxes

         Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$9,995,000, A.$9,236,000 and A.$9,448,000 in unrecouped capital expenditures at 1998, 1997 and 1996, respectively. The tax rate in computing Australian future income tax expense was 36%.

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

Results of Operations

          The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 1998:

                                                       Americas                                 Australia
                                        ------------------------------------       -----------------------------------
                                          1998           1997          1996          1998          1997          1996
                                        -------        -------        ------       -------       -------       -------
Revenues:
  Oil sales                             $     3        $     -        $    -       $ 4,095       $ 6,740       $ 5,922
  Gas sales                                   -              -             -        10,485        11,552         9,746
  Other production income                     -              -             -           632         1,512         1,280
                                        -------        -------        ------       -------       -------       -------
  Total revenues                              3              -             -        15,212        19,804        16,948
                                        -------        -------        ------       -------       -------       -------

Costs:
  Production costs                            5              -             -         3,642         4,811         4,410
  Depletion, exploratory
    and dry hole costs                      151         (3,008)       (1,691)        5,937         2,605         2,040
                                        -------        -------        ------       -------       -------       -------
  Total costs                              (156)        (3,008)       (1,691)        9,579         7,416         6,450
                                        -------        -------        ------       -------       -------       -------

Income before taxes and
  minority interest                        (153)        (3,008)       (1,691)        5,633        12,388        10,498
  Income tax provision (36%)                  -              -             -        (2,028)       (4,460)       (3,779)
                                        -------        -------        ------       -------       -------       -------
Income before minority interests           (153)        (3,008)       (1,691)        3,605         7,928         6,719
  Minority interests (49.3%)                 74          1,327           772        (1,779)       (3,909)       (3,312)
                                        -------        -------        ------       -------       -------       -------
Net income (loss) from
  Operations                            $   (79)       $(1,681)       $ (919)      $ 1,826       $ 4,019       $ 3,407
                                        ========       ========       =======      =======       =======       =======

Depletion per unit of
  production                                   -             -            -        A.$2.30       A$ 1.86       A$ 2.35
                                        ========      ========        =======      =======       =======       =======

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 Certain Relationships and Related Transactions, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1998, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

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

                  The  financial  statements  listed  below and  included  under
Item 8, are filed as part of this report.
                                                                          Page
                                                                       Reference

Report of Independent Auditors                                             37

Consolidated balance sheets as of June 30, 1998
  and 1997                                                                 38

Consolidated statements of income
  for each of the three years in the period
  ended June 30, 1998                                                      39

Consolidated statements of changes in stockholders'
  equity for each of the three years in the period
  ended June 30, 1998                                                      40

Consolidated statements of cash flows for each of
  the three years in the period ended June 30, 1998                        41

Notes to consolidated financial statements                                42-66

Supplementary oil and gas information (unaudited)                         67-71

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

                           None.

                  3.       Articles of Incorporation and By-Laws.

                           Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth as filed on February 12, 1988 with the State of Delaware filed as exhibit 3 to Registration Statement No. 33-21311, filed on June 24, 1988, are incorporated herein by reference.

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

                           (l) Form of Agreement pursuant to Article SIXTEENTH of the Company's Certificate of Incorporation and the applicable By-Law to indemnify the Company`s directors and officers is filed as exhibit 10(s) to Registration Statement No. 33-21311 filed June 24, 1988, is incorporated herein by reference.

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

                           Filed herein.

                    22. Published report regarding matters submitted to vote of security holders.

                           Not applicable.

                    23.    Consent of experts and counsel.

                           Consent of Ernst & Young LLP filed herewith.

                    24.    Power of attorney.

                           None.

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


Dated:  September 25, 1998


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



/s/ Benjamin W. Heath                    /s/ James R. Joyce
Benjamin W. Heath                        James R. Joyce
Director                                 Director, President and Chief Executive
                                         Officer, Chief Financial and Accounting
                                         Officer


Dated:  September 25, 1998               Dated:  September 25, 1998
        ------------------------                 ------------------------


/s/ Dennis D. Benbow                     /s/ Walter McCann
Dennis D. Benbow                         Walter McCann
Director                                 Director


Dated:  September 25, 1998               Dated:  September 25, 1998
        ------------------------                 ------------------------


/s/ Timothy L. Largay                    /s/ Ronald P. Pettirossi
Timothy L. Largay                        Ronald P. Pettirossi
Director                                 Director


Dated:  September 25, 1998               Dated:  September 25, 1998
        ------------------------                 ------------------------