Form 10-Q
period 1998-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 1998-11-10
CIK 61398

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                               ----------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of November 5, 1998 was 25,032,495.

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                            September 30,             June 30,
                                                                                1998                    1998
                                                                             -----------             -----------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                  $10,986,382             $12,436,297
  Accounts receivable                                                          1,262,876                 567,175
  Marketable securities                                                        2,047,015               1,265,495
  Reimbursable development costs                                                 154,516                 191,266
  Inventories                                                                    175,013                 218,359
  Other assets                                                                   266,134                 296,933
                                                                             -----------             -----------
          Total current assets                                                14,891,936              14,975,525
                                                                             -----------             -----------

Marketable securities                                                          1,200,473               1,201,890
                                                                             -----------             -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                          37,976,614              39,196,101
  Land, buildings and equipment                                                1,481,771               1,510,666
  Field equipment                                                              1,213,010               1,262,464
                                                                             -----------             -----------
          Total property and equipment                                        40,671,395              41,969,231
  Less accumulated depletion, depreciation and amortization                  (18,680,256)            (18,949,917)
                                                                             -----------             -----------
  Net property and equipment                                                  21,991,139              23,019,314
                                                                             -----------             -----------

  Other assets                                                                   557,717                 582,251
                                                                             -----------             -----------
  Total assets                                                               $38,641,265             $39,778,980
                                                                             ===========             ===========
      LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 2,670,583             $ 1,918,880
  Accrued liabilities                                                            708,363                 806,150
                                                                             -----------             -----------
          Total current liabilities                                            3,378,946               2,725,030
                                                                             -----------             -----------

Long term liabilities:
  Deferred income taxes                                                        5,555,235               5,854,261
  Reserve for future site restoration costs                                      659,463                 657,288
                                                                             -----------             -----------
          Total long term liabilities                                          6,214,698               6,511,549
                                                                             -----------             -----------

Minority interests                                                            12,465,521              13,123,313
                                                                             -----------             -----------

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 25,032,495 and 24,982,495 shares, respectively                   250,325                 249,825
  Capital in excess of par value                                              43,572,363              43,532,238
                                                                             -----------             -----------
  Total capital                                                               43,822,688              43,782,063
  Accumulated deficit                                                        (19,523,338)            (19,350,036)
  Foreign currency translation adjustments                                    (7,717,250)             (7,012,939)
                                                                             -----------             -----------
          Total stockholders' equity                                          16,582,100              17,419,088
                                                                             -----------             -----------
Total liabilities, minority interests and stockholders' equity               $38,641,265             $39,778,980
                                                                             ===========             ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                             Three months ended
                                                                                September 30,
                                                                       1998                      1997
                                                                    ----------                ----------
Revenues:
  Oil sales                                                         $  690,170                $1,143,547
  Gas sales                                                          2,199,841                 2,883,126
  Other production related revenues                                    130,358                   328,617
  Interest income                                                      179,811                   196,522
                                                                    ----------                ----------
                                                                     3,200,180                 4,551,812
                                                                    ----------                ----------
Costs and expenses:
  Production costs                                                   1,075,893                   933,909
  Exploration and dry hole costs                                     1,058,426                 1,603,046
  Salaries and employee benefits                                       347,653                   405,098
  Depletion, depreciation and
    amortization                                                       519,671                   520,669
  Auditing, accounting and
    legal services                                                     180,873                   179,810
  Shareholder communications                                            33,964                    19,615
  Other administrative expenses                                        181,620                   280,844
                                                                    ----------                ----------
                                                                     3,398,100                 3,942,991
                                                                    ----------                ----------

Income (loss) before income taxes and minority interests              (197,920)                  608,821
  Income tax provision (credit)                                        (52,835)                  251,289
                                                                    ----------                ----------

Income (loss) before minority interests                               (145,085)                  357,532
  Minority interests                                                    28,217                   287,669
                                                                    ----------                ----------

Net (loss) income                                                   $ (173,302)               $   69,863
                                                                    ===========               ==========

Average number of shares:
    Basic                                                           25,019,995                24,874,683
                                                                    ==========                ==========
    Diluted                                                         25,121,540                25,070,467
                                                                    ==========                ==========

Net income (loss) per share (basic & diluted)                         $(.01)                     $ -
                                                                      ======                     =====


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                        Foreign
                                                       Capital in                       currency                       Comprehensive
                             Number        Common      excess of      Accumulated     translation                          income
                           of shares       stock       par value        Deficit       adjustments         Total            (loss)
                           ----------     --------    -----------    ------------     ------------     -----------     -------------

July 1, 1998               24,982,495     $249,825    $43,532,238    $(19,350,036)    $(7,012,939)     $17,419,088     $(26,362,975)
  Net income (loss)                 -            -              -        (173,302)              -         (173,302)        (173,302)
  Currency translation
    adjustments                     -            -              -               -        (704,311)        (704,311)        (704,311)
  Exercise of stock
    options                    50,000          500         40,125               -               -           40,625                -
                           ----------     --------    -----------    -------------    ------------     -----------     -------------
Comprehensive
    income (loss)                                                                                                          (877,613)
                                                                                                                       -------------
September 30, 1998         25,032,495     $250,325    $43,572,363    $(19,523,338)    $(7,717,250)     $16,582,100     $(27,240,588)
                           ==========     ========    ===========    =============    ============     ===========     =============

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Three months ended
                                                                                        September 30,
                                                                                1998                     1997
                                                                            -----------              -----------

Operating Activities:
  Net (loss) income                                                         $  (173,302)             $    69,863
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                    519,671                  520,669
    Deferred income taxes                                                      (299,026)                 (16,268)
    Minority interests                                                           28,217                  287,669
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                        (451,649)                (456,361)
    Reimbursable development costs                                               86,312                 (401,451)
    Other assets                                                                 79,867                   (5,501)
    Inventories                                                                  99,201                  (16,264)
    Accounts payable and accrued liabilities                                  1,502,064                1,574,298
                                                                            -----------              -----------
Net cash provided by operating activities                                     1,391,355                1,556,654
                                                                            -----------              -----------

Investing Activities:
  Purchase of marketable securities                                            (780,103)                  70,001
  Net additions to property and equipment                                    (1,614,371)              (1,687,655)
                                                                            -----------              -----------
Net cash used in investing activities                                        (2,394,474)              (1,617,654)
                                                                            -----------              -----------

Financing Activities:
  Exercise of stock options                                                      40,625                   88,125
                                                                            -----------              -----------
Net cash provided in financing activities                                        40,625                   88,125
                                                                            -----------              -----------

  Effect of exchange rate changes on cash
  and cash equivalents                                                         (487,421)                (399,953)
                                                                            -----------              -----------
Net decrease in cash and cash equivalents                                    (1,449,915)                (372,828)
  Cash and cash equivalents at
    beginning of year                                                        12,436,297               12,942,862
                                                                            -----------              -----------
Cash and cash equivalents at
    end of period                                                           $10,986,382              $12,570,034
                                                                            ===========              ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

                               September 30, 1998

Item 1.       Financial Statements - Notes

         The information for the three month period ended September 30, 1998 and 1997, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

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

         The Company follows the successful efforts method of accounting for its oil and gas operations; therefore, the results of operations may vary materially from quarter to quarter. An active exploration program may result in greater exploration and dry holes costs. Under this method, the cost of drilling a dry hole is written off immediately.

         As of July 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of Statement 130, these items were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         During the first quarter of fiscal 1999 and 1998, total comprehensive loss amounted to $877,613 and $827,627, respectively.

         Liquidity and Capital Resources

Consolidated

         At September 30, 1998, the Company on a consolidated basis had approximately $14,234,000 in cash and securities.

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

                               September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period           $12,436,000
         Cash provided by operations                                  1,391,000
         Net additions to property and equipment                     (1,614,000)
         Purchase of marketable securities                             (780,000)
         Other                                                         (447,000)
                                                                    ------------
         Cash and cash equivalents at end of period                 $10,986,000
                                                                    ===========

As to MPC

         At September 30, 1998, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $3.6 million. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During fiscal 1999, MPC has budgeted approximately $300,000 for oil and gas exploration compared to the $111,000 expended during 1998. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, Magellan Petroleum Australia Limited ("MPAL").

         During September 1998, MPAL announced that its Board of Directors had recommended a dividend of A.$.05 per share. MPC's share of this dividend after withholding taxes is approximately $600,000, which will be added to the Company's working capital.

As to MPAL

         At September 30, 1998, MPAL had working capital of approximately $9.1 million. MPAL has budgeted approximately $3.6 million for exploration in fiscal 1999 as compared to the $3.3 million expended during fiscal 1998. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         Results of Operations

Three month period ended September 30, 1998 vs. September 30, 1997.

         The Company had a consolidated net loss of $173,302 for the three month period ended September 30, 1998 compared to net income of $69,863 for the comparable 1997 period. The components of consolidated net income for the comparable periods were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                      Three month period ended
                                                           September 30,
                                                   -----------------------------
                                                      1998               1997
                                                   ----------         ----------
MPC unconsolidated pretax loss                     $(202,271)         $(224,481)
MPC income tax                                             -             (1,000)
Share of MPAL pretax income                            2,204            422,136
Share of MPAL income tax (provision) credit           26,765           (126,792)
                                                   ---------          ---------
Consolidated net income                            $ 173,302          $  69,863
                                                   =========          =========

Net loss per share (basic & diluted)                 $(.01)              $ -
                                                     ======              ===

                                    Revenues

          Oil sales decreased by 40% in the current quarter to $690,000 from $1,144,000 in 1997 because of an 18% decrease in oil prices, the 19% Australian foreign exchange rate decrease discussed below and a 9% decrease in the number of units produced. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                  Three month period ended September 30,
                                  --------------------------------------
                                1998 Sales                     1997 Sales
                         ------------------------       ------------------------
                                    Average price                  Average price
                          bbls         per bbl           bbls         per bbl
                         ------        -------          ------        -------
Australia-Mereenie       64,289         20.83           70,851       A.$25.49

         Gas sales  decreased 24% to $2,200,000 in 1998 from  $2,883,000 in 1997 because of the 19% Australian foreign exchange rate decrease discussed below which was partially offset by a 3% increase in the volume of gas sold. Total gas sales increased primarily because of the 1995 Mereenie gas contract. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                  Three month period ended September 30,
                                  --------------------------------------
                                1998 Sales                     1997 Sales
                         ------------------------       ------------------------
                                    Average price                  Average price
                          bcf          per mcf           bcf          per mcf
                         ------        -------          ------        -------
                                        (A.$)                          (A.$)
Australia:
Palm Valley
  Alice Springs contract  .285          2.97             .280          2.95
  Darwin contract         .723          2.02             .633          2.02
Mereenie:
  Darwin contract         .526          1.99             .454          1.94
  Other                   .245          2.68             .427          2.82
                          ----                           ----
       Total             1.779                          1.794
                         =====                          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues decreased 60% to $130,000 in 1998 compared to $329,000 in 1997. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs decreased to $99,000 in 1998 compared to $298,000 in 1997 because of a continuing dispute regarding the producer's share of the tariffs.

         Interest decreased 9% to $180,000 in 1998 from $197,000 in 1997. Although additional funds were available for investment, substantially lower interest rates and the 19% Australian foreign exchange rate decrease as discussed below offset the increase.

                               Costs and Expenses

         Production costs increased 15% in 1998 to $1,076,000 from $934,000 in 1997. The increase relates to the costs at Mereenie where remedial work is being performed on certain wells.

         Exploration and dry hole costs totaled $1,058,000 in 1998 compared to $1,603,000 in 1997. In 1998, the Newhaven well in the Ngalia basin and Springbok well offshore Western Australia were abandoned.

         Shareholder communication costs increased 73% from $20,000 in 1997 to $34,000 in 1998. In 1998, certain costs to hold the MPAL Annual Meeting were incurred earlier than in the prior year.

          Other administrative expenses decreased 35% from $273,000 in 1997 to $182,000 in 1998. Travel expenses decreased and there was a 19% Australian foreign exchange rate decrease as discussed below.

                                  Income Taxes

          Income tax expense decreased from $251,000 in 1997 to a credit of $53,000 in 1998. The components of tax income expense between MPC and MPAL were as follows:


                                                 1998                     1997
                                                 ----                     ----
MPC                                            $      -                 $  1,000
MPAL                                            (53,000)                 250,000
                                               ---------                --------
Consolidated tax (credit)                      $(53,000)                $251,000
                                               =========                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.5933 at September 30, 1998 compared to a value of $.6194 at June 30, 1998. This resulted in a $704,000 charge to the foreign currency translation adjustments account for the three month period ended September 30, 1998. The 4% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at September 30, 1998 from the June 30, 1998 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5989 for the quarter ended September 30, 1998, which is a 19% decrease compared to the $.7355 rate for the quarter ended September 30, 1997.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The information required by this item is not applicable to the Company because the Company does not own any market risk sensitive instruments. During the first quarter of fiscal 1999, the value of the Australian dollar relative to the U.S. dollar decreased 4% and reduced the reported asset amounts at September 30, 1998 from the June 30, 1998 amounts.

                         MAGELLAN PETROLEUM CORPORATION

                           PART II - OTHER INFORMATION

                               September 30, 1998

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  On September 11, 1998, the Company filed a Current Report on Form 8-K to report that the Annual Meeting of Stockholders will be held on December 2, 1998 at 1:00 p.m. at the Hyatt Regency Orlando International Hotel, 9300 Airport Boulevard, Orlando, Florida 32827.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                       MAGELLAN PETROLEUM CORPORATION
                                                Registrant





Date:  November 10, 1998               By /s/ James R. Joyce
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer