Form 10-Q
period 1998-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 1999-02-04
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1998
                               ------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of February 4, 1999 was 25,032,495.

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                               December 31,             June 30,
                                                                                  1998                    1998
                                                                               -----------             -----------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                    $10,156,321             $12,436,297
  Accounts receivable                                                            1,130,297                 567,175
  Marketable securities                                                          2,050,630               1,265,495
  Reimbursable development costs                                                   270,845                 191,266
  Inventories                                                                      172,621                 218,359
  Other assets                                                                     241,748                 296,933
                                                                               -----------             -----------
          Total current assets                                                  14,022,462              14,975,525
                                                                               -----------             -----------

Marketable securities                                                              735,000               1,201,890
                                                                               -----------             -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                            40,018,892              39,196,101
  Land, buildings and equipment                                                  1,683,701               1,510,666
  Field equipment                                                                1,252,116               1,262,464
                                                                               -----------             -----------
          Total property and equipment                                          42,954,709              41,969,231
  Less accumulated depletion, depreciation and amortization                    (19,855,532)            (18,949,917)
                                                                               -----------             -----------
  Net property and equipment                                                    23,099,177              23,019,314
                                                                               -----------             -----------

  Other assets                                                                     575,577                 582,251
                                                                               -----------             -----------
  Total assets                                                                 $38,432,216             $39,778,980
                                                                               ===========             ===========
       LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 1,206,231             $ 1,918,880
  Accrued liabilities                                                              713,816                 806,150
                                                                               -----------             -----------
          Total current liabilities                                              1,920,047               2,725,030
                                                                               -----------             -----------

Long term liabilities:
  Deferred income taxes                                                          5,994,791               5,854,261
  Reserve for future site restoration costs                                        712,723                 657,288
                                                                               -----------             -----------
          Total long term liabilities                                            6,707,514               6,511,549
                                                                               -----------             -----------

Minority interests                                                              12,773,035              13,123,313
                                                                               -----------             -----------

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 25,032,495 and 24,982,495 shares, respectively                     250,325                 249,825
  Capital in excess of par value                                                43,572,363              43,532,238
                                                                               -----------             -----------
  Total capital                                                                 43,822,688              43,782,063
  Accumulated deficit                                                          (19,465,156)            (19,350,036)
  Accumulated other comprehensive loss                                          (7,325,912)             (7,012,939)
                                                                               -----------             -----------
          Total stockholders' equity                                            17,031,620              17,419,088
                                                                               -----------             -----------
Total liabilities, minority interests and stockholders' equity                 $38,432,216             $39,778,980
                                                                               ===========             ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                 Three months ended                  Six months ended
                                                                    December 31,                       December 31,
                                                               1998              1997             1998              1997
                                                            ----------        ----------       ----------        ----------
Revenues:
  Oil sales                                                 $  666,132        $1,229,381       $1,356,302        $2,372,928
  Gas sales                                                  2,565,181         2,864,909        4,765,022         5,748,035
  Other production related revenues                            167,840           235,647          298,198           564,264
  Interest income                                              170,728           167,355          350,539           363,877
                                                            ----------        ----------       ----------        ----------
                                                             3,569,881         4,497,292        6,770,061         9,049,104
                                                            ----------        ----------       ----------        ----------
Costs and expenses:
  Production costs                                           1,025,342           871,305        2,101,235         1,805,214
  Exploration and dry hole costs                               315,704           181,260        1,374,130         1,784,306
  Salaries and employee benefits                               375,679           465,839          723,332           870,937
  Depletion, depreciation and amortization                     535,426           595,274        1,055,097         1,115,943
  Auditing, accounting and legal services                      171,534            98,216          352,407           278,026
  Shareholder communications                                   107,413           112,085          141,377           131,700
  Other administrative expenses                                250,260           294,880          431,880           575,724
  Bad debts                                                          -           239,201                -           239,201
                                                            ----------        ----------       ----------        ----------
                                                             2,781,358         2,858,060        6,179,458         6,801,051
                                                            ----------        ----------       ----------        ----------
Income before income taxes and minority interests              788,523         1,639,232          590,603         2,248,053
  Income tax provision                                         372,386           520,420          319,551           771,709
                                                            ----------        ----------       ----------        ----------
Income before minority interests                               416,137         1,118,812          271,052         1,476,344
  Minority interests                                           357,955           652,504          386,172           940,173
                                                            ----------        ----------       ----------        ----------
Net income (loss)                                           $   58,182        $  466,308       $ (115,120)       $  536,171
                                                            ==========        ==========       ===========       ==========

Average number of shares outstanding
  Basic                                                     25,032,495        24,973,120       25,025,352        24,920,888
                                                            ==========        ==========       ==========        ==========
  Diluted                                                   25,128,482        25,257,495       25,121,339        25,257,495
                                                            ==========        ==========       ==========        ==========

Net income per share
  Basic and Diluted EPS                                        $ -               $.02             $ -               $.02
                                                               ====              ====             ====              ====



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                      Accumulated
                                                      Capital in                         Other                       Comprehensive
                             Number       Common      excess of      Accumulated     Comprehensive                       income
                           of shares      stock       par value        Deficit            loss           Total           (loss)
                           ----------     --------   -----------     ------------    -------------    -----------    --------------

June 30, 1998              24,982,495     $249,825   $43,532,238     $(19,350,036)    $(7,012,939)    $17,419,088      $(26,362,975)
  Net income (loss)                 -            -             -         (115,120)              -        (115,120)         (115,120)
  Currency translation
    adjustments                     -            -             -                -        (312,973)       (312,973)         (312,973)
  Exercise of stock
    options                    50,000          500        40,125                -               -          40,625                 -
                           ----------     --------   -----------     ------------     -----------     -----------      ------------
Comprehensive
    income (loss)                                                                                                          (428,093)
                                                                                                                       -------------
December 31, 1998          25,032,495     $250,325   $43,572,363     $(19,465,156)    $(7,325,912)    $17,031,620      $(26,791,068)
                           ==========     ========   ===========     =============    ============    ===========      =============

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                        Six months ended
                                                                                          December 31,
                                                                                 1998                     1997
                                                                              -----------              -----------

Operating Activities:
  Net (loss) income                                                           $  (115,120)             $   536,171
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                    1,055,097                1,115,943
    Deferred income taxes                                                         140,530                 (262,893)
    Minority interests                                                            386,172                  940,173
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                          (345,558)                (165,918)
    Reimbursable development costs                                                (17,089)                (321,836)
    Other assets                                                                   68,533                   36,463
    Inventories                                                                    98,111                  145,677
    Accounts payable and accrued liabilities                                     (196,865)                (441,718)
                                                                              -----------              -----------
Net cash provided by operating activities                                       1,073,811                1,582,062
                                                                              -----------              -----------

Investing Activities:
  Purchase of marketable securities (net)                                        (318,245)               1,334,868
  Net additions to property and equipment                                      (2,288,146)              (2,015,219)
                                                                              -----------              -----------
Net cash used in investing activities                                          (2,606,391)                (680,351)
                                                                              -----------              -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (686,567)              (1,506,103)
  Exercise of stock options                                                        40,625                  123,375
                                                                              -----------              -----------
Net cash provided in financing activities                                        (645,942)              (1,382,728)
                                                                              -----------              -----------

  Effect of exchange rate changes on cash
  and cash equivalents                                                           (101,454)              (1,537,644)
                                                                              -----------              -----------
Net decrease in cash and cash equivalents                                      (2,279,976)              (2,018,661)
  Cash and cash equivalents at beginning of year                               12,436,297               12,942,862
                                                                              -----------              -----------
Cash and cash equivalents at
    end of period                                                             $10,156,321              $10,924,201
                                                                              ===========              ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

                                December 31, 1998

Item 1.       Financial Statements - Notes

         The information for the six month period ended December 31, 1998 and 1997, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

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

         The Company has assessed its Year 2000 readiness and believes that it is presently compliant. The cost to implement this plan was approximately $120,000 and is not considered material and would have been incurred in the normal course of equipment replacement. The Year 2000 change should have no material impact on the Company's internal operations or financial results. However, the Company will be dependent on its suppliers, partners and customers to make their systems Year 2000 compliant.

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Total comprehensive loss during the three and six month periods ended December 31, 1998 and 1997 were as follows:

                                                       Three months ended                   Six months ended
                                                          December 31,                        December 31,
                                                      1998             1997               1998             1997
                                                   ----------      ------------        ----------      ------------
Net income (loss)                                   $ 58,182       $   466,308         $(115,120)      $   536,171
Currency translation adjustments                     391,338        (3,348,320)         (312,973)       (2,450,830)
                                                    --------       ------------        ----------      ------------
Total comprehensive income (loss)                   $449,520       $(2,882,012)        $(428,093)      $(1,914,659)
                                                    ========       ============        ==========      ============

         Liquidity and Capital Resources

Consolidated

         At December 31, 1998, the Company on a consolidated basis had approximately $12,942,000 in cash and securities.

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period           $12,436,000
         Cash provided by operations                                  1,074,000
         Net additions to property and equipment                     (2,288,000)
         Purchase of marketable securities                             (318,000)
         Dividend to MPAL minority shareholders                        (687,000)
         Other                                                          (61,000)
                                                                    -----------
         Cash and cash equivalents at end of period                 $10,156,000
                                                                    ===========

As to MPC

         At December 31, 1998, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $4,020,000. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During fiscal 1999, MPC has budgeted approximately $300,000 for oil and gas exploration compared to the $111,000 expended during fiscal 1998. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         During November 1998, MPAL paid a dividend of A.$.05 per share. MPC's share of this dividend after withholding taxes was approximately $600,000, which was added to its working capital.

As to MPAL

         At December 31, 1998, MPAL had working capital of approximately $8,818,000. MPAL has budgeted approximately $3.6 million for exploration in fiscal 1999 as compared to the $3.3 million expended during fiscal 1998. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         Results of Operations

Three month period ended December 31, 1998 vs. December 31, 1997.

         The Company had consolidated net income of $58,182 for the three month period ended December 31, 1998 compared to net income of $466,308 for the comparable 1997 period. The components of consolidated net income for the comparable periods were as follows:

                                                       Three month period ended
                                                              December 31,
                                                          1998           1997
                                                       ----------     ----------
MPC unconsolidated pretax loss                         $(203,592)     $(203,604)
MPC income tax                                          (105,732)             -
Share of MPAL pretax income                              502,587        933,547
Share of MPAL income tax (provision) credit             (135,081)      (263,635)
                                                       ---------      ---------
Consolidated net income                                $  58,182      $ 466,308
                                                       =========      =========

Net loss per share (basic & diluted)                     $ -           $.02
                                                         ====          ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales decreased by 46% in the current quarter to $666,000 from $1,229,000 in 1997 because of a 35% decrease in oil prices, the 10% Australian foreign exchange rate decrease discussed below and a 12% decrease in the number of units sold. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. Current oil prices make additional drilling uneconomic at this time. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                 Three month period ended December 31,
                               1998 Sales                     1997 Sales
                       --------------------------     --------------------------
                                    Average price                  Average price
                        bbls           per bbl         bbls           per bbl
Australia-Mereenie     61,518          A.$18.94       69,879          A.$29.00

         Gas sales  decreased 10% to $2,565,000 in 1998 from  $2,865,000 in 1997 primarily because of the 10% Australian foreign exchange rate decrease discussed below. Total gas sales increased primarily because of the 1995 Mereenie gas contract. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                   Three month period ended December 31,
                                 1998 Sales                     1997 Sales
                            ---------------------          ---------------------
                                    Average price                  Average price
                             bcf       per mcf              bcf       per mcf
Australia:                              (A.$)                          (A.$)
Palm Valley
  Alice Springs contract     .325       2.98                .312       2.93
  Darwin contract            .593       2.02                .587       2.02
Mereenie:
  Darwin contract            .642       2.08                .583       2.03
  Other                      .340       2.72                .415       2.76
                            -----                          -----
       Total                1.900                          1.897
                            =====                          =====

         Other production related revenues decreased 29% to $168,000 in 1998 compared to $236,000 in 1997. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs decreased to $136,000 in 1998 compared to $203,000 in 1997 because of a continuing dispute regarding the producers' share of the tariffs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Interest increased 2% to $171,000 in 1998 from $167,000 in 1997. The increase in interest income from the additional funds available for investment was partially offset by the 10% Australian foreign exchange rate decrease as discussed below.

                               Costs and Expenses

         Production costs increased 18% in 1998 to $1,025,000 from $871,000 in 1997. The increase relates to the costs at Mereenie where substantial remedial work was performed on certain wells.

         Exploration and dry hole costs totaled $316,000 in 1998 compared to $181,000 in 1997. During the 1998 period, MPAL continued to evaluate various oil and gas prospects more aggressively than in the 1997 period.

          Auditing, accounting and legal expenses increased 75% from $98,000 in 1997 to $171,000 in 1998. The increase in the 1998 period relates to the legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

          Other administrative expenses decreased 15% from $295,000 in 1997 to $250,000 in 1998. Rent and travel expenses decreased and there was a 10% Australian foreign exchange rate decrease as discussed below.

                                  Income Taxes

          Income tax expense decreased from $520,000 in 1997 to $372,000 in 1998 because of MPAL's reduced income. In addition, there was no Australian withholding tax on MPC's 1997 dividend from MPAL. Generally, there is no Australian withholding tax on dividends in any year that a corporation tax pays income taxes. The components of tax income expense between MPC and MPAL were as follows:


                                                   1998                1997
                                                   ----                ----
MPC                                              $106,000            $      -
MPAL                                              266,000             520,000
                                                 --------            --------
Consolidated tax (credit)                        $372,000            $520,000
                                                 ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.6123 at December 31, 1998 compared to a value of $.5933 at September 30, 1998. This resulted in a $391,000 credit to the foreign currency translation adjustments account for the three month period ended December 31, 1998. The average exchange rate used to translate MPAL's operations in Australia was $.6240 for the quarter ended December 31, 1998, which is a 10% decrease compared to the $.6922 rate for the quarter ended December 31, 1997.

Six month period ended December 31, 1998 vs. December 31, 1997.

         The Company had a consolidated net loss of $115,120 for the six month period ended December 31, 1998 compared to net income of $536,171 for the comparable 1997 period. The components of consolidated net income for the comparable periods were as follows:

                                                      Six month period ended
                                                            December 31,
                                                      1998              1997
                                                   -----------       -----------
MPC unconsolidated pretax loss                     $ (405,863)       $ (428,085)
MPC income tax                                       (105,732)           (1,000)
Share of MPAL pretax income                           504,791         1,355,683
Share of MPAL income tax provision                   (108,316)         (390,427)
                                                   -----------       -----------
Consolidated net income (loss)                     $ (115,120)       $  536,171
                                                   ===========       ==========

Net income (loss) per share (basic & diluted)        $( - )             $.02
                                                     ======             ====

                                    Revenues

          Oil sales decreased by 43% in the current period to $1,356,000 from $2,373,000 in 1997 because of a 27% decrease in oil prices, an 11% decrease in the number of units sold and the 14% Australian foreign exchange decrease as discussed below. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. Current oil prices make additional drilling uneconomic at this time. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Six month period ended December 31,
                               1998 Sales                     1997 Sales
                        -------------------------      -------------------------
                                    Average price                  Average price
                        bbls           per bbl         bbls           per bbl
Australia-Mereenie      125,807       A.$19.91         140,730        A.$27.23

         Gas sales  decreased 17% to $4,765,000 in 1998 from  $5,748,000 in 1997 primarily because of the 14% Australian foreign exchange decrease as discussed below and a small decrease in the volume of gas sold. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                      Six month period ended December 31,
                                    1998 Sales                  1997 Sales
                              ----------------------      ----------------------
                                       Average price               Average price
                               bcf        per mcf          bcf        per mcf
Australia:                                 (A.$)                       (A.$)
Palm Valley
  Alice Springs contract       .611        2.97            .592        2.94
  Darwin contract             1.315        2.02           1.220        2.02
Mereenie:
  Darwin contact              1.168        2.04           1.037        1.99
  Other                        .585        2.70            .842        2.79
                               ----                        ----
       Total                  3.679                       3.691
                              =====                       =====

         Other production related revenues decreased 47% to $298,000 in 1998 compared to $564,000 in 1997. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs decreased to $235,000 in 1998 compared to $502,000 in 1997 because of a continuing dispute regarding the producers' share of the tariffs.

         Interest decreased 4% in 1998. The decrease from $364,000 in 1997 to $351,000 in 1998 resulted from the combination of lower interest rates, and the 14% Australian foreign exchange decrease as discussed below which was partially offset by additional capital available for investment.

                               Costs and Expenses

         Production costs increased 16% in 1998 to $2,101,000 from $1,805,000 in 1997. The increase relates to the costs at Mereenie where substantial remedial work was performed on certain wells.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Exploration and dry hole costs totaled $1,374,000 in 1998 compared to $1,784,000 in 1997. The costs in 1998 relate primarily to the cost of drilling the Schilling-1 well offshore Western Australia which was plugged and abandoned during the first quarter of the fiscal year.

          Depreciation, depletion and amortization decreased 5% in 1998 to $1,055,000 from $1,116,000 in 1997. The decrease reflects the decrease in the number of units sold and the increase in gas reserves used to calculate depletion.

         Auditing, accounting and legal services increased 27% in 1998 to $352,000 from $278,000 in 1997. The increase in the 1998 period relates to the legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

          Other administrative expenses decreased 23% from $561,000 in 1997 to $432,000 in 1998. MPAL's rent, business taxes and travel expenses decreased during the 1998 period. Rent expense decreased in the 1998 period because MPAL renegotiated its Brisbane office lease. The 1997 period included a stamp duty on the consolidation of certain properties. During the 1998 period, there was a substantial decrease in MPAL's foreign operations which reduced the related travel expenses.

                                  Income Taxes

          Income tax expense decreased from $772,000 in 1997 to $320,000 in 1998. The effective income tax rate for 1998 was 54% compared to 34% in 1997. The statutory income tax rate in Australia is 36%. In addition, there was no Australian withholding tax on MPC's 1997 dividend from MPAL. Generally, there is no Australian withholding tax on dividends in any year that a corporation tax pays income taxes. The components of tax income expense between MPC and MPAL were as follows:


                                                1998                     1997
                                                ----                     ----
MPC                                           $106,000                 $  1,000
MPAL                                           214,000                  771,000
                                              --------                 --------
Consolidated                                  $320,000                 $772,000
                                              ========                 ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.6123 at December 31, 1998 compared to a value of $.6194 at June 30, 1998. This resulted in a $313,000 charge to the foreign currency translation adjustments account for the six month period ended December 31, 1998. The 1% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at December 31, 1998 from the June 30, 1997 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.6114 for the six month period ended December 31, 1998, which is a 14% decrease compared to the $.7138 rate for the period ended December 31, 1997.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 1998, the carrying value of such investments was approximately $12,820,000, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. During the first half of fiscal 1999, the value of the Australian dollar relative to the U.S. dollar decreased 1% and reduced the reported asset amounts at December 31, 1998 from the June 30, 1998 amounts.

                         MAGELLAN PETROLEUM CORPORATION

                           PART II - OTHER INFORMATION

                                December 31, 1998

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) On December 2, 1998, the Company held its Annual General Meeting of Stockholders for the year ended June 30, 1998.

                  (b) The following directors were reelected as directors of the Company. The vote was as follows:

                                   Shares                      Stockholders
                           For             Withheld        For          Withheld
Dennis D. Benbow        21,379,690          940,270       2,840            201
Benjamin W. Heath       21,359,849          960,111       2,825            216

                  (c) The firm of Ernst & Young LLP, was appointed as the Company's independent auditors for the year ending June 30, 1999. The vote was as follows:

                                   Shares                      Stockholders
For                              21,700,093                        2,878
Against                             381,221                           76
Abstain                             238,546                           87

                  (d) The 1998 Stock Option Plan was approved. The vote was as follows:

                                   Shares                      Stockholders
For                              19,030,343                        2,309
Against                           2,546,025                          575
Abstain                             743,592                          157

Item 5.           Other Information.

          During January 1999, MPAL was granted exploration blocks W98-2 and W98-3 in the Eastern Browse Basin offshore Western Australia. The following exploration program was submitted to obtain the blocks with the exploration expenditures in years 1-3 required by accepting the permits:

                 Year                          W98-2                    W98-3
                   1                         A.$100,000               A.$180,000
                   2                            200,000                  500,000
                   3                            200,000                  200,000
            Total Years 1-3                     500,000                  880,000
                                             ----------               ----------
                   4                          3,500,000                3,500,000
                   5                            250,000                  250,000
                   6                          3,500,000                3,500,000
                                              ---------                ---------
            Total Years 4-6                   7,250,000                7,250,000
                                            -----------              -----------
            Total All Years                 A$7,750,000              A$8,130,000
                                            ===========              ===========

                           PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1998

          During January 1999, MPAL surrendered its 17% interest in Block D of ATP 244P in Queensland, Australia. MPAL did not consider the project to have the requisite technical merit for further exploration expenditures.

          Mallon Oil Company (2% interest) and Mountain States Corporation (4 1/2%) have notified the Belize Southern Offshore Block PSA participants that they will withdraw from the venture effective March 25, 1999.

          During the quarter ended December 31, 1998, MPAL relinquished its 5% interest in WA-199-P which is located in the Bonaparte Basin in the Timor Sea offshore Western Australia.

          The participants (MPC 18% interest) in the Tapia Canyon, California heavy oil recovery project have agreed to postpone any further development work until oil prices recover. Approximately $125,000 of the $600,000 pilot steam flood project will have been spent by March 31, 1999.

          Plans to install the proposed LPG plant in the Mereenie oil and gas field in Australia have been suspended pending a reevaluation of the economics of the project.

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

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                       MAGELLAN PETROLEUM CORPORATION
                                                  Registrant





Date:  February 4, 1999                By /s/ James R. Joyce
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer