Form 10-Q
period 1999-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 1999-05-11
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                               ------------------------------------

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

                                 (203) 245-7664
 ................................................................................
              (Registrant's telephone number, including area code)

 ................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          |X|  Yes      |_|   No

         The number of shares outstanding of the issuer's single class of common stock as of May 4, 1999 was 25,032,495.

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                March 31,               June 30,
                                                                                  1999                    1998
                                                                              ------------            ------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 11,405,199            $ 12,436,297
  Accounts receivable                                                              961,999                 567,175
  Marketable securities                                                          1,568,811               1,265,495
  Reimbursable development costs                                                    23,912                 191,266
  Inventories                                                                      182,269                 218,359
  Other assets                                                                     307,932                 296,933
                                                                              ------------            ------------
          Total current assets                                                  14,450,122              14,975,525
                                                                              ------------            ------------

Marketable securities                                                            1,710,597               1,201,890
                                                                              ------------            ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                            41,244,829              39,196,101
  Land, buildings and equipment                                                  1,704,922               1,510,666
  Field equipment                                                                1,300,245               1,262,464
                                                                              ------------            ------------
          Total property and equipment                                          44,249,996              41,969,231
  Less accumulated depletion, depreciation and amortization                    (21,092,725)            (18,949,917)
                                                                              ------------            ------------
  Net property and equipment                                                    23,157,271              23,019,314
                                                                              ------------            ------------

  Other assets                                                                     596,258                 582,251
                                                                              ------------            ------------
  Total assets                                                                $ 39,914,248            $ 39,778,980
                                                                              ============            ============
       LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  1,282,208            $  1,918,880
  Accrued liabilities                                                              709,315                 806,150
                                                                              ------------            ------------
          Total current liabilities                                              1,991,523               2,725,030
                                                                              ------------            ------------

Long term liabilities:
  Deferred income taxes                                                          6,308,138               5,854,261
  Reserve for future site restoration costs                                        769,740                 657,288
                                                                              ------------            ------------
          Total long term liabilities                                            7,077,878               6,511,549
                                                                              ------------            ------------

Minority interests                                                              12,810,685              13,123,313
                                                                              ------------            ------------

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 25,032,495 and 24,982,495 shares, respectively                     250,325                 249,825
  Capital in excess of par value                                                43,572,363              43,532,238
                                                                              ------------            ------------
  Total capital                                                                 43,822,688              43,782,063
  Accumulated deficit                                                          (19,614,512)            (19,350,036)
  Accumulated other comprehensive loss                                          (6,174,014)             (7,012,939)
                                                                              ------------            ------------
          Total stockholders' equity                                            18,034,162              17,419,088
                                                                              ------------            ------------
Total liabilities, minority interests and stockholders' equity                $ 39,914,248            $ 39,778,980
                                                                              ============            ============

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                  Three months ended                  Nine months ended
                                                                       March 31,                          March 31,
                                                                1999              1998             1999              1998
                                                             -----------      -----------       -----------      -----------
Revenues:
  Oil sales                                                  $   492,143      $   851,429       $ 1,848,445      $ 3,224,357
  Gas sales                                                    2,500,074        2,425,972         7,265,096        8,174,007
  Other production related revenues                              153,638          347,489           451,836          911,753
  Interest income                                                173,222          195,481           523,761          559,358
  Loss on sale of assets                                               -         (636,203)                -         (636,203)
                                                             -----------      -----------       -----------      -----------
                                                               3,319,077        3,184,168        10,089,138       12,233,272
                                                             -----------      -----------       -----------      -----------
Costs and expenses:
  Production costs                                             1,640,961          951,573         3,742,196        2,756,787
  Exploration and dry hole costs                                 501,911          265,415         1,876,041        2,049,721
  Salaries and employee benefits                                 324,736          366,296         1,048,068        1,237,233
  Depletion, depreciation and amortization                       597,979          504,437         1,653,076        1,620,380
  Auditing, accounting and legal services                         95,259          113,178           447,666          391,204
  Shareholder communications                                      23,529           22,228           164,906          153,928
  Other administrative expenses                                  147,931          218,545           579,811          794,269
  Bad debts                                                            -                -                 -          239,201
                                                             -----------      -----------       -----------      -----------
                                                               3,332,306        2,441,672         9,511,764        9,242,723
                                                             -----------      -----------       -----------      -----------
Income (loss) before income taxes and minority interests         (13,229)         742,496           577,374        2,990,549
  Income tax provision (credit)                                   98,186          245,655           417,737        1,017,364
                                                             -----------      -----------       -----------      -----------
Income (loss) before minority interests                         (111,415)         496,841           159,637        1,973,185
  Minority interests                                              37,941          323,846           424,113        1,264,019
                                                             -----------      -----------       -----------      -----------
Net income (loss)                                            $  (149,356)     $   172,995       $  (264,476)     $   709,166
                                                             ============     ===========       ============     ===========

Average number of shares outstanding
  Basic                                                       25,032,495       24,982,495        25,027,495       24,939,370
                                                              ==========       ==========        ==========       ==========
  Diluted                                                     25,032,495       25,149,934        25,027,495       25,106,882
                                                              ==========       ==========        ==========       ==========

Net income (loss) per share
  Basic and Diluted EPS                                         $(.01)            $.01             $(.01)            $.03
                                                                ======            ====             ======            ====


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                       Accumulated
                                                        Capital in                        Other                      Comprehensive
                              Number        Common      excess of     Accumulated     Comprehensive                      income
                            of shares       stock       par value       Deficit            loss           Total          (loss)
                            ---------       -----       ---------       -------            ----           -----          ------

June 30, 1998               24,982,495     $249,825    $43,532,238    $(19,350,036)    $(7,012,939)    $17,419,088     $(26,362,975)
  Net income (loss)                                                       (264,476)                       (264,476)        (264,476)
  Currency translation
    adjustments                      -            -              -               -         838,925         838,925          838,925
  Exercise of stock
    options                     50,000          500         40,125               -               -          40,625                -
                            ----------     --------    -----------    ------------     -----------     -----------     ------------
Comprehensive
    income (loss)                    -            -              -               -               -               -          574,449
                            ----------     --------    -----------    ------------     -----------     -----------     ------------
March 31, 1999              25,032,495     $250,325    $43,572,363    $(19,614,512)    $(6,174,014)    $18,034,162     $ 25,788,526
                            ==========     ========    ===========    =============    ============    ===========     ============

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                       Nine months ended
                                                                                           March 31,
                                                                                1999                      1998
                                                                            -----------                -----------
Operating Activities:
  Net income (loss)                                                         $  (264,476)               $   709,166
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Exploratory and dry hole costs                                               420,748                    844,156
   Depletion, depreciation and amortization                                   1,653,076                  1,815,388
   Deferred income taxes                                                        453,877                    102,652
   Minority interests                                                           424,113                  1,264,019
  Increase (decrease) in operating assets and liabilities:
   Accounts receivable                                                         (249,319)                   205,950
   Reimbursable development costs                                               189,459                      5,807
   Other assets                                                                 (39,013)                   118,884
   Inventories                                                                   76,867                    217,222
   Accounts payable and accrued liabilities                                    (261,105)                  (254,533)
                                                                            -----------                -----------
Net cash provided by operating activities                                     2,404,227                  5,028,711
                                                                            -----------                -----------

Investing Activities:
  Marketable securities (purchased) sold                                       (812,023)                 2,211,205
  Net additions to property and equipment                                    (2,257,030)                (2,589,979)
                                                                            -----------                -----------
Net cash used in investing activities                                        (3,069,053)                  (378,774)
                                                                            -----------                -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                      (686,567)                (1,506,103)
  Exercise of MPC stock options                                                  40,625                    123,375
                                                                            -----------                -----------
Net cash used in financing activities                                          (645,942)                (1,382,728)
                                                                            -----------                -----------

  Effect of exchange rate changes on cash
    and cash equivalents                                                        279,670                 (1,801,279)
                                                                            -----------                -----------
Net increase (decrease) in cash and cash equivalents                         (1,031,098)                 1,465,930
  Cash and cash equivalents at beginning of year                             12,436,297                 12,942,862
                                                                            -----------                -----------
Cash and cash equivalents at end of period                                  $11,405,199                $14,408,792
                                                                            ===========                ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

                                 March 31, 1999

Item 1.       Financial Statements - Notes

         The information for the three and nine month periods ended March 31, 1999 and 1998, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of the results of operations for those periods. All adjustments are of a normal recurring nature. The consolidated financial statements include the Company's 50.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL").

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

         The Company follows the successful efforts method of accounting for its oil and gas operations; therefore, the results of operations may vary materially from quarter to quarter. An active exploration program may result in greater exploration and dry hole costs. Under this method, the cost of drilling a dry hole is written off immediately.

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

         The Company has assessed its Year 2000 readiness and believes that it is presently compliant. The cost to implement this plan was approximately $120,000 and is not considered material and would have been incurred in the normal course of equipment replacement. The Year 2000 change should have no material impact on the Company's internal operations or financial results. Although, the Company will be dependent on its suppliers, partners and customers to make their systems Year 2000 compliant, it does not expect this reliance to have a material impact on its operations or financial results.

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

                                 March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Total comprehensive income (loss) during the three and nine month periods ended March 31, 1999 and 1998 was as follows:

                                                       Three months ended                  Nine months ended
                                                            March 31,                          March 31,
                                                    1999              1998              1999              1998

Net income (loss)                                 $  (149,356)        $(172,995)       $(264,476)       $    709,166
Currency translation adjustments                    1,151,898           191,573          838,925          (2,259,257)
                                                  -----------        ----------       ----------        -------------
Total comprehensive income (loss)                  $1,002,542        $   18,578        $ 574,449         $(1,550,091)
                                                   ==========        ==========        =========         ============

         Liquidity and Capital Resources

Consolidated

         At  March  31,  1999,   the  Company  on  a   consolidated   basis  had
approximately $14.7 million in cash and securities.

         A summary of the major changes in cash and cash equivalents during the nine month period ended March 31, 1999 is as follows:

         Cash and cash equivalents at beginning of period           $12,436,000
         Cash provided by operations                                  2,404,000
         Net additions to property and equipment                     (2,257,000)
         Purchase of marketable securities                             (812,000)
         Dividend to MPAL minority shareholders                        (687,000)
         Other                                                          321,000
                                                                    -----------
         Cash and cash equivalents at end of period                 $11,405,000
                                                                    ===========

As to MPC

         At March 31, 1999, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $3.9 million. MPC's annual operating budget is approximately $700,000. During fiscal 1999, MPC has budgeted approximately $200,000 for oil and gas exploration compared to the $111,000 expended during fiscal 1998. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, Magellan Petroleum Australia Limited ("MPAL").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         During November 1998, MPAL paid a dividend of A.$.05 per share. MPC's share of this dividend after withholding taxes was approximately $600,000, which was added to its working capital.

As to MPAL

         At March 31, 1999, MPAL had working capital of approximately $10.3 million. MPAL has budgeted approximately $3.6 million for exploration in fiscal 1999 as compared to the $3.3 million expended during fiscal 1998. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         Results of Operations

Three month period ended March 31, 1999 vs. March 31, 1998.

         The Company had a consolidated a net loss of $149,356 for the three month period ended March 31, 1999 compared to net income of $172,995 for the comparable 1998 period. The components of consolidated net income for the comparable periods were as follows:

                                                   Three month period ended
                                                           March 31,
                                                 1999                    1998
                                              ----------              ----------
MPC unconsolidated pretax loss                $(188,328)              $(159,491)
Share of MPAL pretax income                      88,715                 456,931
Share of MPAL income tax provision              (49,743)               (124,445)
                                              ----------              ----------
Consolidated net income (loss)                $(149,356)              $ 172,995
                                              ==========              =========

Net income (loss) per share                     $(.01)                   $.01
                                                ======                   ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales decreased by 42% in the current quarter to $492,000 from $851,000 in 1998 because of a 17% decrease in oil prices, the 5% Australian foreign exchange rate decrease discussed below and a 20% decrease in the number of units sold. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. Low oil prices have made additional drilling uneconomic. If the recent increase in oil prices continues, additional wells will be considered after the completion of the current two gas well drilling program. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                     Three month period ended March 31,
                                 1999 Sales                     1998 Sales
                          -----------------------        -----------------------
                                    Average price                  Average price
                           bbls        per bbl            bbls        per bbl
Australia-Mereenie        57,589       A.$17.84          72,359       A.$21.57

         Gas sales  increased 3% to $2,500,000  in 1999 from  $2,426,000 in 1998 primarily because of a 6% increase in the volume of gas sold which was partially offset by the 5% Australian foreign exchange rate decrease discussed below. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                       Three month period ended March 31,
                                     1999 Sales                 1998 Sales
                                ---------------------     ----------------------
                                        Average price              Average price
                                 bcf       per mcf         bcf        per mcf
                                            (A.$)                      (A.$)
Australia:
Palm Valley
  Alice Springs contract         .352       2.98           .301        2.98
  Darwin contract                .541       2.02           .541        2.02
Mereenie:
  Darwin contact                 .537       2.02           .567        2.05
  Other                          .368       2.80           .287        2.68
                                -----                     -----
       Total                    1.798                     1.696
                                =====                     =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues decreased 56% to $154,000 in 1999 from $347,000 in 1998. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs decreased to $124,000 in 1999 from $318,000 in 1998 because of a continuing dispute regarding the producers' share of the tariffs. The parties are currently discussing a possible settlement of the matter.

         Interest decreased 11% to $173,000 in 1999 from $195,000 in 1998. The decrease in interest income is the result of lower interest rates and the 5% Australian foreign exchange rate decrease discussed below.

                               Costs and Expenses

         Production costs increased 72% in 1999 to $1,641,000 from $952,000 in 1998. The increase relates to the costs at Mereenie where substantial remedial work was performed on certain wells and the costs associated with the proposed LPG plant totaling approximately $490,000 which were expensed.

         Exploration and dry hole costs totaled $502,000 in 1999 compared to $265,000 in 1998. Because of a lack of progress in Belize, the remaining costs of the project totaling $421,000 were written off.

         Salaries and employee benefits decreased 11% from $366,000 in 1998 to $325,000 in 1999. Compensation costs decreased in Australia together with the 5% Australian foreign exchange rate decrease discussed below.

         Depletion, depreciation and amortization increased 19% from $504,000 in 1998 to $598,000 in 1999. The increase is attributable to the capital expenditures being incurred to upgrade the Central Treatment Plant at Mereenie.

          Auditing, accounting and legal expenses decreased 16% from $113,000 in 1998 to $95,000 in 1999. Operational activities during the 1998 period were greater than in the 1999 period.

          Other administrative expenses decreased 32% from $211,000 in 1998 to $143,000 in 1999. Rent and travel expenses decreased and there was a 5% Australian foreign exchange rate decrease discussed below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Income tax expense decreased from $246,000 in 1998 to $98,000 in 1999 because of MPAL's reduced income. The components of tax income expense between MPC and MPAL were as follows:

                                          1999                         1998
                                          ----                         ----
MPC                                      $     -                     $      -
MPAL                                      98,000                      324,000
                                         -------                     --------
Consolidated                             $98,000                     $324,000
                                         =======                     ========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.6343 at March 31, 1999 compared to a value of $.6123 at December 31, 1998. This resulted in a $1,152,000 credit to the foreign currency translation adjustments account for the three month period ended March 31, 1999. The average exchange rate used to translate MPAL's operations in Australia was $.6358 for the quarter ended March 31, 1999, which is a 5% decrease compared to the $.6669 rate for the quarter ended March 31, 1998.

Nine month period ended March 31, 1999 vs. March 31, 1998.

         The Company had a consolidated net loss of $264,476 for the nine month period ended March 31, 1999 compared to net income of $709,166 for the comparable 1998 period. The components of consolidated net income for the comparable periods were as follows:

                                                      Nine month period ended
                                                              March 31,
                                                       1999             1998
                                                   ------------     ------------
MPC unconsolidated pretax loss                     $  (594,191)     $  (587,576)
MPC income tax                                        (105,732)          (1,000)
Share of MPAL pretax income                            593,506        1,812,614
Share of MPAL income tax provision                    (158,059)        (514,872)
                                                   ------------     ------------
Consolidated net income (loss)                     $  (264,476)     $   709,166
                                                   ============     ===========

Net income (loss) per share (basic & diluted)         $(.01)            $.03
                                                      ======            ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                    Revenues

          Oil sales decreased by 43% in the current period to $1,848,000 from $3,224,000 in 1998 because of a 24% decrease in oil prices, a 14% decrease in the number of units sold and the 11% Australian foreign exchange decrease discussed below. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. Low oil prices have made additional drilling uneconomic. If the recent increase in oil prices continues, additional wells will be considered after the completion of the current two gas well drilling program. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                     Nine month period ended March 31,
                                 1999 Sales                    1998 Sales
                          ------------------------      ------------------------
                                     Average price                 Average price
                           bbls         per bbl          bbls         per bbl
Australia-Mereenie        183,396       A$19.26         213,089       A.$25.31

         Gas sales  decreased 11% to $7,265,000 in 1999 from  $8,174,000 in 1998 primarily because of the 11% Australian foreign exchange decrease discussed below which was partially offset by a 2% increase in the volume of gas sold. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                       Nine month period ended March 31,
                                     1999 Sales                 1998 Sales
                               ----------------------      ---------------------
                                        Average price              Average price
                                bcf        per mcf          bcf       per mcf
                                            (A.$)                      (A.$)
Australia:
Palm Valley
  Alice Springs contract        .962        2.96            .892       2.95
  Darwin contract              1.857        2.02           1.761       2.02
Mereenie:
  Darwin contact               1.705        2.04           1.604       2.01
  Other                         .953        2.74           1.130       2.76
                               -----                       -----
       Total                   5.477                       5.387
                               =====                       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Other production related revenues decreased 50% to $452,000 in 1999 compared to $912,000 in 1998. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs decreased to $359,000 in 1999 from $820,000 in 1998 because of a continuing dispute regarding the producers' share of the tariffs. The parties are currently discussing a possible settlement of the matter.

         Interest decreased 6% in 1999. The decrease from $559,000 in 1998 to $524,000 in 1999 resulted from the combination of lower interest rates, and the 5% Australian foreign exchange decrease discussed below which was partially offset by additional capital available for investment.

                               Costs and Expenses

         Production costs increased 36% in 1999 to $3,742,000 from $2,757,000 in 1998. The increase relates to the costs at Mereenie where substantial remedial work was performed on certain wells and the costs associated with the LPG plant totaling $490,000 which were expensed.

         Exploration and dry hole costs totaled $1,876,000 in 1999 compared to $2,050,000 in 1998. The costs in 1999 relate primarily to the cost of drilling the Schilling-1 well offshore Western Australia which was plugged and abandoned during the first quarter of the fiscal year and the Belize project which was written off in the current quarter.

         Salaries and employee benefits decreased 15% from $1,237,000 in 1998 to $1,048,000. Compensation costs decreased in Australia together with the 11% Australian foreign exchange rate decrease discussed below.

          Depreciation, depletion and amortization increased 2% in 1999 to $1,653,000 from $1,620,000 in 1998.

         Auditing, accounting and legal services increased 14% in 1999 to $448,000 from $391,000 in 1998. The increase in the 1999 period relates to the legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

          Other administrative expenses decreased 27% from $794,000 in 1998 to $580,000 in 1999. MPAL's rent, business taxes and travel expenses decreased during the 1998 period. Rent expense decreased in the 1998 period because MPAL renegotiated its Brisbane office lease. The 1998 period included a stamp duty on the consolidation of certain properties. During the 1999 period, there was a substantial decrease in MPAL's foreign operations which reduced the related travel expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                  Income Taxes

          Income tax expense decreased from $1,017,000 in 1998 to $418,000 in 1999. The effective income tax rate for 1999 was 72% compared to 34% in 1998. The statutory income tax rate in Australia is 36%. In 1999, there was no tax benefit recognized on the $421,000 Belize project write off. In addition, there was no Australian withholding tax on MPC's 1998 dividend from MPAL compared to the $106,000 withholding tax in 1999. Generally, there is no Australian withholding tax on dividends in any year that a corporation tax pays income taxes. The components of tax income expense between MPC and MPAL were as follows:

                                          1999                        1998
                                          ----                        ----
MPC                                    $  106,000                  $    1,000
MPAL                                      312,000                   1,016,000
                                       ----------                  ----------
Consolidated                           $  418,000                  $1,017,000
                                       ==========                  ==========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.6343 at March 31, 1999 compared to a value of $.6194 at June 30, 1998. This resulted in a $839,000 credit to the foreign currency translation adjustments account for the nine month period ended March 31, 1999. The 2% increase in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at March 31, 1999 from the June 30, 1998 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.6196 for the nine month period ended March 31, 1999, which is a 11% decrease compared to the $.6982 rate for the period ended March 31, 1998.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 1999, the carrying value of such investments was approximately $3.3 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. During the nine month period ended March 31, 1999, the value of the Australian dollar relative to the U.S. dollar increased 2% and increased the reported asset amounts at March 31, 1999 from the June 30, 1998 amounts.

                         MAGELLAN PETROLEUM CORPORATION

                           PART II - OTHER INFORMATION

                                 March 31, 1999

Item 5.           Other Information

          During April 1999, MPAL and its partner Beach Petroleum NL were awarded two exploration blocks in South Australia's Cooper Basin. Both exploration blocks require expenditures during the five year period of the permit as follows:

          Block CO98I                      A. $ 4.2 million (U.S. $ 2.7 million)
          Block CO98J                      A. $ 6.1 million (U.S. $ 3.9 million)

          During April 1999, MPAL was awarded Block W98-22, offshore Western Australia in the Canning Basin. The minimum expenditure obligations for the first three year period totals A.$500,000 (U.S.$317,000). The discretionary commitment for years 4-6 totals approximately A.$7.3 million (U.S.$4.6 million).

          During March 1999, MPAL relinquished its 15% interest in ATP 626P in Surat Basin, Queensland, Australia.

          MPAL expects that EP15, the Ngalia Basin permit, will be allowed to expire on May 14, 1999, the end of its current three year term.

          During April 1999, MPAL and its Mereenie partner began a two well development/appraisal program. The program is designed to increase field deliverability to implement the 1997 agreement for the sale of 58 bcf over a ten year period.

          It is unlikely that the proposed LPG plant in the Mereenie oil and gas field in Australia will be built because the project is currently uneconomic.

          A third compressor (800 HP) has been installed in the Palm Valley gas field to increase the deliverability of the gas being produced.

          MPAL is preparing a drilling program for the first of possibly two wells in ATP 613P in the Maryborough Basin, Queensland. Drilling operations are expected to commence around mid-year.

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

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                       MAGELLAN PETROLEUM CORPORATION
                                                  Registrant





Date:  May 11, 1999                    By /s/ James R. Joyce
                                          --------------------------------------
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer