Form 10-K405
period 1999-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 1999-09-22
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended                 June 30, 1999
                                   ---------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from to


                          Commission file number 1-5507

                         MAGELLAN PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         06-0842255
     State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization                          Identification No.)

 149 Durham Road, Madison, Connecticut                             06443
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (203) 245-7664

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
          Title of each class                               which registered
Common stock, par value $.01 per share                   Boston Stock Exchange
                                                         Pacific Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)

Common stock, par value $.01 per share                   NASDAQ SmallCap Market

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                      |X|

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $45,074,000 at September 15, 1999 (based on the last sale price of such stock as quoted on the Pacific Stock Exchange).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common stock, par value $.01 per share, 25,108,226 shares outstanding as of September 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1999, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I


Item 1.    Business                                                            6

Item 2.    Properties                                                         18

Item 3.    Legal Proceedings                                                  23

Item 4.    Submission of Matters to a Vote of Security Holders                27

                                    PART II

Item 5.    Market for the Company's Common Stock and Related
           Stockholder Matters                                                28

Item 6.    Selected Consolidated Financial Information                        29

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          30

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         37

Item 8.    Financial Statements and Supplementary Data                        38

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                74

                                   PART III

Item 10.   Directors and Executive Officers of the Company                    74

Item 11.   Executive Compensation                                             74

Item 12.   Security Ownership of Certain Beneficial Owners and Management     74

Item 13.   Certain Relationships and Related Transactions                     74

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   75

                              --------------------

         Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 15, 1999 was approximately A.$1.00 equaled U.S.$.6491.

                                     PART I

Item 1.  Business

         Magellan Petroleum Corporation (the "Company" or "MPC") is engaged, directly and through its majority-owned subsidiary, in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 1999, the Company's principal asset was a 50.9% equity interest in its subsidiary, Magellan Petroleum Australia Limited ("MPAL"), which has one class of stock that is publicly held and traded in Australia.

         MPAL owns interests in various oil and gas properties in Australia, the United States and Belize, Central America. MPAL's major Australian assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (50.8% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia ("Northern Territory"). Santos Ltd. ("Santos"), a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and 18.2% of MPAL's outstanding stock. Boral Limited, a publicly owned Australian company, owned a 17.1% interest in MPAL's outstanding stock at June 30, 1999.

         The Company has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company has not received any revenues from this field to date. See Item 3 - Legal Proceedings. In addition, the Company has a 3% working interest in a Belize project (in which MPAL has a 20% working interest) and a 20% working interest in two wells in Texas.

         The following chart illustrates the various relationships between the Company and the various companies discussed above.









         The following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART


              MPC owns 50.9% of MPAL.
              MPAL owns 50.8% of the Palm Valley Field, Australia. MPAL owns 35% of the Mereenie Field, Australia. BORAL owns 17.1% of MPAL.
              SANTOS owns 18.2% of MPAL.
              SANTOS owns 48% of the Palm Valley Field, Australia. SANTOS owns 65% of the Mereenie Field, Australia.

         (a)      General Development of Business.

                  Operational Developments Since the Beginning of the Last Fiscal Year.

AUSTRALIA

Mereenie

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Participants) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. MPAL's share of the Mereenie field proved developed oil reserves was approximately 730,000 barrels at June 30, 1999.

         The field was producing about 1,700 (MPAL share - 595) barrels of crude oil per day ("bpd") at June 30, 1999. During 1999, MPAL's share of oil sales was 236,000 barrels and 3.4 billion cubic feet ("bcf") of gas sold from 41 oil and gas wells. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. The Mereenie Participants are also providing Mereenie gas in the Northern Territory to the Power and Water Authority ("PAWA") and Gasgo Pty. Ltd., a company it wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts".

         During 1999, the Mereenie Participants had been negotiating for the sale of Liquid Petroleum Gas from the field to a purchaser but the project was terminated after it was determined that it was uneconomic.

Palm Valley

         MPAL has a 50.8% interest in and is the operator of the Palm Valley gas field which is located in the Northern Territory. Santos, the operator of the Mereenie field, owns a 48% interest in Palm Valley. Ten wells have been drilled in the field, five of which are currently connected to the gas treatment plant and are flowed at maximum deliverability levels to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts". During fiscal 1999, MPAL's share of gas sales was 3.7 bcf. In order to increase deliverability, field compression began in November 1996 with two 400 HP compressors. A third 800 HP compressor was installed during fiscal 1999. MPAL has recommended that four additional wells be drilled at Palm Valley to improve the field's production capacity. Under the gas supply agreement with PAWA, the costs of these wells are reimbursed by PAWA and, consequently, the recommendation is under review by PAWA's consultants.

         MPAL's share of Palm Valley production revenues is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.2548%.

Gas Supply Contracts

         In 1983, the Palm Valley Participants commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Participants and Mereenie Participants signed agreements for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas. The following is a summary of MPAL's interest in the Palm Valley and the Mereenie gas supply contracts:

                                    Maximum contract
                                (balance/after royalties)           Percentage of
                                                                  contract completed            Contract Period
                                         (bcf)

Palm Valley:
  Alice Springs (1981)                      9.6                           54                 25 years (1983-2008)
  Darwin (1985)                            43.8                           43                 25 years (1987-2012)
                                           ----
                                           53.4
Mereenie:
  Darwin (1985)                             8.6                           43                 25 years (1987-2012)
  Darwin (1995)                               -                          100                 10 years (1995-2005)
  Darwin (1997)                            18.4                            -                 10 years (1999-2009)
  Other                                      .7                            -                 Various
                                           ----
                                           27.7
Total                                      81.1

         Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         In consideration for the Palm Valley Participants forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first 20 contract years, Mereenie Participants made a payment to the Palm Valley Participants to partially compensate the Palm Valley Participants for the reduced net present value of the future gas sales revenues which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that when the Mereenie Participants sell any additional gas from the Mereenie field, the Palm Valley Participants are entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 1999, the balance of the Mereenie Participants gas subject to this entitlement was 9.7 bcf (MPAL share - 4.8 bcf).

Dingo Gas Field

         MPAL has a 34.3% interest in the Dingo gas field which is held under Retention License 2 and is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the Northern Territory, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. Dingo 2 and Dingo 3 wells are estimated to have the capacity of producing a combined rate of 5 million cubic feet ("mmcf") per day. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Ngalia Basin

         MPAL had a 40% interest in permit EP-15 in the Ngalia basin in the Northern Territory which expired during May 1999. During July 1998, the Newhaven well was plugged and abandoned. MPAL's share of the drilling costs incurred through June 30, 1998 were included in exploratory and dry hole costs for the 1998 fiscal year. The costs to drill the well subsequent to June 30, 1998 in the amount of $316,000 are included in exploratory and dry hole costs for fiscal 1999.

Northern Surat Basin

         During fiscal 1998, MPAL sold its 15.625% interest in ATP 378P Queensland, Australia to its partner, Santos. The $636,000 difference between the carrying cost and the sale price was included in loss on the sale of assets for the 1998 fiscal year.

Surat Basin

         During the 1998 fiscal year, MPAL earned a 17% interest in Block D of ATP 244P in Queensland by completing a pilot seismic reprocessing program. During the 1999 fiscal year, MPAL abandoned its interest in the permit.

         During fiscal 1998, MPAL earned a 15% interest in ATP 626P in Queensland. During fiscal 1999, MPAL relinquished its interest in the permit.

Timor Sea

         During April 1998, MPAL acquired a 5% interest in Exploration Permit WA-199-P in the Bonaparte Basin in the Timor Sea offshore Western Australia. MPAL earned its interest in the permit by funding 10% of the cost of drilling the Kittiwake-1 well which was a dry hole. MPAL's cost of the well was written off in the fourth quarter of fiscal 1998 and was included in exploratory and dry hole costs. MPAL relinquished its interest in the permit during the 1999 fiscal year.

Browse Basin

         During the 1999 fiscal year, MPAL was granted a 17.5% interest in exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. During the 1999 fiscal year, MPAL spent approximately $67,000 toward the Year 1 work obligations. MPAL's share of the work obligations for the three permits is as follows:

                       WA-281-P        WA-282-P        WA-283-P          Total
Year 1                $  368,000      $  286,000      $  286,000      $  940,000
Year 2                   713,000         111,000         111,000         935,000
Year 3                 1,320,000          23,000       1,203,000       2,546,000
                      ----------      ----------      ----------      ----------
Total Years 1-3       $2,401,000      $  420,000      $1,600,000      $4,421,000
                      ----------      ----------      ----------      ----------
Year 4                   187,000          23,000         187,000         397,000
Year 5                 1,437,000       1,308,000       1,437,000       4,182,000
Year 6                    35,000          23,000          35,000          93,000
                      ----------      ----------      ----------      ----------
Total Year 4-6        $1,659,000      $1,354,000      $1,659,000      $4,672,000
                      ----------      ----------      ----------      ----------
Total All Years       $4,060,000      $1,774,000      $3,259,000      $9,093,000
                      ==========      ==========      ==========      ==========

         During January 1999, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin offshore Western Australia. During the 1999 fiscal year, MPAL spent approximately $54,000 toward the Year 1 work obligations. The following exploration program was submitted to obtain the blocks with the exploration expenditures in Years 1-3 obligatory and Years 4-6 discretionary:

      Year                       WA-287-P           WA-288-P            Total
      ----                       --------           --------            -----
        1                      $   67,000         $  120,000         $   187,000
        2                         134,000            334,000             468,000
        3                         134,000            134,000             268,000
                               ----------         ----------         -----------
 Total Years 1-3                  335,000            588,000             923,000
                               ----------         ----------         -----------
        4                       2,336,000          2,336,000           4,672,000
        5                         167,000            167,000             334,000
        6                       2,336,000          2,336,000           4,672,000
                               ----------         ----------         -----------
 Total Years 4-6                4,839,000          4,839,000           9,678,000
                               ----------         ----------         -----------
 Total All Years               $5,174,000         $5,427,000         $10,601,000
                               ==========         ==========         ===========

Carnarvon Basin

         MPAL earned a 15% interest in exploration permits TP/12 and EP398 in the Carnarvon Basin offshore Western Australia by funding 30% of the cost of drilling the Springbok-1 well. The Springbok-1 well was plugged and abandoned during August 1998. MPAL's cost of drilling the well was written off during the first quarter of fiscal 1999.

         During April 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. The minimum expenditure obligations for the first three year period totals $347,000. The discretionary commitment for years 4-6 totals approximately $4.8 million.

Maryborough Basin

         MPAL holds a 98% interest in exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. A third party has agreed to drill an exploration well in exchange for an approximate 50% interest in the permit. The well will be drilled during the 2000 fiscal year.

Cooper Basin

         During April 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks in South Australia's Cooper Basin. The formal grant of the permit is pending. MPAL's share of the work obligations during the five year period of the permit are as follows:

     Year                       CO98I                CO98J              Total
     ----                       -----                -----              -----
       1                     $  534,000           $  668,000          $1,202,000
       2                        334,000              401,000             735,000
       3                        234,000              300,000             534,000
                             ----------           ----------          ----------
Total Years 1-3               1,102,000            1,369,000           2,471,000
                             ----------           ----------          ----------
       4                         67,000              367,000             434,000
       5                        234,000              300,000             534,000
                             ----------           ----------          ----------
Total Years 4-5                 301,000              667,000             968,000
                             ----------           ----------          ----------
Total All Years              $1,403,000           $2,036,000          $3,439,000
                             ==========           ==========          ==========

UNITED STATES

Baca County, Colorado

         MPC (10%) and MPAL (90%) participated in an exploration program in Colorado. During 1995, MPAL commenced a three well drilling program. All three wells were dry holes. During fiscal 1995 and 1996, the Company wrote off $809,000 and $1,691,000 in costs, respectively. During fiscal 1997, the Company drilled a fourth well which was a dry hole and all of the remaining costs of the project, which totaled $3,008,000, were written off. During fiscal 1999, MPAL spent approximately $16,000 on the project and it is allowing most of the leases to expire.

Tapia Canyon, California

         Effective December 1, 1997, MPC acquired an 18% interest in a heavy oil recovery project in Tapia Canyon, California. Because the Company was dissatisfied with the program to develop the field reserves, the Company has sold its interest for its approximate cost of $101,000 effective August 31, 1999.

Stephens County, Texas

         During fiscal 1999, MPC participated (20%) in the drilling of the Puckett No. 1 well which is presently suspended. There are indications of oil and additional work will be performed during September 1999. During late June 1999, MPC also participated (21.4%) in the drilling of the Smith No. 1 well which also has indications of oil. MPC's capitalized costs at June 30, 1999 totaled $71,000.

BELIZE

Southern Offshore Block PSA

         During March 1998, MPC (3%), MPAL (20%) and the other joint venture participants entered into a new Production Sharing Agreement ("PSA") with the Government of Belize. The new Southern Offshore Block PSA ("SOB PSA") combines most of the blocks previously included in the Gladden PSA and the Block 13 PSA, and totals approximately 893,000 acres. The work obligations of the new PSA are as follows: Year 1 - $100,000, Year 2 - $300,000, Year 3 - $3,000,000 and Year 4
- $150,000. The participants in the PSA have been seeking partners in the venture. The first year obligations have been completed and the participants are negotiating with the Government of Belize to reduce the Year 2 obligations.

Gladden Basin PSA/Block 13 PSA

         During 1997, the Gladden No. 1 well was plugged and abandoned and the Company's cost of the well was written off. During March 1998, this block was consolidated into the SOB PSA.

         MPC and MPAL were also participants in a Production Sharing Agreement ("Block 13 PSA") offshore Belize adjoining the western and southern boundaries of the Gladden PSA. The Block 13 PSA covered approximately 788,000 acres. During March 1998, this block was consolidated into the SOB PSA.

CANADA

         The Company owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Anderson Oil & Gas, Inc., ("Anderson") is the operator of this partially developed field which is connected to a major pipeline system. Two wells are currently producing gas from the field approximately 60-65 mmcfd.

         Although production at the Kotaneelee field commenced in 1979, sustained production from the field did not begin until February 1991. Total production from the field, according to government reports, has been as follows:

                 Calendar Year                                  Production (bcf)
                   1979-1980                                          1.6
                     1991                                             8.1
                     1992                                            18.0
                     1993                                            17.5
                     1994                                            16.7
                     1995                                            15.7
                     1996                                            15.2
                     1997                                            14.4
                     1998                                            16.0
                     1999 (6 mos.)                                   10.6
                                                                    -----
          Total through June 30, 1999                               133.8
                                                                    =====

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

         The Company is not entitled to any revenue from the field until the working interest owners recover their costs. The operator last reported to the Company unrecovered development costs totaling approximately Cdn.$8,873,000 (Company share - U.S.$159,000) at May 31, 1999. The amount of remaining recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada Oil and Gas) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco claims that the remaining costs to be recovered at February 28, 1999 were Cdn.$77,983,000.

         Projections by the operator indicate that the carried interest account may reach payout status prior to December 1999. However, there can be no assurances that payout will occur within that time frame, inasmuch as there are uncertainties as to production levels, gas pricing, field operating expenses, additional capital expenditures and the impact of the Kotaneelee litigation.

         For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing and payout may occur by December 1999, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment.

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

         Permit                   Expiration Date     Location

Retention License 2 (Dingo)       October 2003        Northern Territory
ATP 613P (Maryborough)            Renewal pending     Queensland
WA-291-P (Carnarvon Basin)        August 2005         Offshore Western Australia
WA-281-P (Browse Basin)           August 2004         Offshore Western Australia
WA-282-P (Browse Basin)           August 2004         Offshore Western Australia
WA-283-P (Browse Basin)           August 2004         Offshore Western Australia
TP12 & EP398 (Carnarvon Basin)    January 2002        Offshore Western Australia
WA-287-P (Browse Basin)           February 2005       Offshore Western Australia
WA-288-P (Browse Basin)           February 2005       Offshore Western Australia
CO98I (Cooper Basin)              Pending             South Australia
CO98J (Cooper Basin)              Pending             South Australia

                  In 1981, the Northern Territory issued Petroleum Leases No. 4 and No. 5 which cover the Mereenie oil and gas field to MPAL's subsidiaries. As part of the lease conditions, MPAL and its Mereenie partners agreed to construct an oil refinery near Alice Springs, if it were determined that such a refinery is economically feasible. MPAL believes that the oil refinery would not be economically viable under current market conditions, and the Northern Territory has not raised any current objection to this conclusion. In the event that a refinery becomes economically viable and the MJV does not construct the refinery, MPAL and its partners will be required to pay the Northern Territory liquidated damages based on the value of the crude oil produced from the lands under lease. The amount to be paid to the Territory is an amount per barrel which is the greater of (a) A.$3.00 per barrel or (b) A.$2.00 per barrel plus 10% of the amount by which the market price of Mereenie crude oil exceeds A.$27.50. Production is subject to a statutory 10 percent royalty payable to the Northern Territory.

                  In 1982 the Northern Territory granted Petroleum Lease No. 3 for the Palm Valley gas field to a MPAL subsidiary. Production is subject to a statutory 10 percent royalty payable to the Northern Territory.

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

                  Since 1992, there has been an ongoing controversy regarding the Aborigines and the ownership of their traditional lands. There has been legislation aimed at resolving this controversy. The Company does not consider that this issue will have a material adverse impact on MPAL's properties.

                  In Belize, Central America, the Company has interests directly and indirectly through a subsidiary in the following PSA is which issued for eight years but work and expenditure obligations are calculated in two year blocks. Application is made ninety days prior to the two year block expiration.

                  PSA                                          Expiration Date

                  Southern Offshore Block                      March 2002

         (v)      Seasonality of Business.

                  Although the Company's business is not seasonal, the demand for oil and especially gas is subject to fluctuations in the Australian weather.

         (vi)     Working Capital Items.

                  See Item 7 - Liquidity and Capital Resources for a discussion of this information.

         (vii)    Customers.

                  Although the majority of the Company's producing oil and gas properties are located in a relatively remote area in central Australia (See
Item 1 - Business and Item 2 - Properties), the completion in January 1987 of the Amadeus Basin to Darwin gas pipeline has provided access to and expanded the potential market for the Company's gas production.

                  Natural Gas Production

                  MPAL's principal customer and the most likely major customer for future gas sales is PAWA, a governmental authority of the Northern Territory Government, which also has substantial regulatory authority over MPAL's oil and gas operations. The loss of PAWA as a customer would have a material adverse effect on MPAL's business.

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

                  At the present time, the Company's principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company's future. Currently, most indigenous crude oil is consumed within Australia. In addition, imports of crude oil are made by refiners and others to meet the overall demand in Australia. The Palm Valley Participants and the Mereenie Participants are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market its respective share of production from each field.

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

         (xiii)   Number of Persons Employed by Company.

                  At June 30, 1999, the Company had no full time employees in the United States and MPAL had 33 employees in Australia. The Company relies to a great extent on consultants for legal, accounting and administrative services.

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

Item 2.  Properties.

         (a) The Company has interests in properties in Australia, United States, Canada and Belize. In Australia, it has interests through its 50.9% equity interest in MPAL which holds interests in the Northern Territory, Queensland, South Australia and Western Australia. In Canada, the Company has a direct interest in one lease. The Company also has direct interests in properties in the United States and Belize and indirectly through MPAL's interests in these areas. For additional information regarding the Company's properties, See Item 1 - Business.

         (b) (1) The information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows and results of operations is contained in Item 8 - Financial Statements and Supplementary Data.

         The following graphic presentation has been omitted, but the following is a description of the omitted material:






                           AMADEUS BASIN PROJECTS MAP







         The map indicates the location of the Amadeus Basin interests in the Northern Territory of Australia. The following items are identified:


                    Palm Valley Gas Field
                    Mereenie Oil & Gas Field
                    Dingo Gas Field
                    Palm Valley - Alice Springs Gas Pipeline
                    Palm Valley - Darwin Gas Pipeline
                    Mereenie Spur Gas Pipeline

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

                           None

                  (3)      Production

                           The average  sales price  per unit of production  for
the following fiscal years are as follows:

                                                      June 30,
                                       1999             1998              1997


Australia:
Gas (per mcf)                        A.$ 2.32         A.$ 2.32          A.$ 2.30
Crude oil (per bbl)                  A.$20.20         A.$24.55          A.$27.71

                           The average  production  cost per unit  of production
for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia. During 1999, the cost of remedial work on various wells in the Mereenie field and lower production increased production costs.

                                                      June 30,
                                       1999             1998              1997


Australia:
Gas (per mcf)                        A.$  .33         A.$  .26           A.$ .28
Crude oil (per bbl)                  A.$19.35         A.$12.28           A.$8.20

                  (4)      Productive Wells and Acreage.

                           Productive wells and acreage at June 30, 1999:

                         Productive Wells
                     Oil                  Gas               Developed Acreage
                     ---                  ---               -----------------
               Gross     Net        Gross     Net       Gross Acres    Net Acres
               -----     ---        -----     ---       -----------    ---------

Australia       40.0     14.0        27.0     10.5        72,025         30,001
Americas         2.0       .4         2.0       .1         3,350             89
                ----     ----        ----     ----        ------         ------
                42.0     14.4        29.0     10.6        75,375         30,090
                ====     ====        ====     ====        ======         ======

                  (5)      Undeveloped Acreage.

                           The  Company's   undeveloped   acreage   (except   as
indicated below) is set forth in the table below:

                    GROSS AND NET ACREAGE AS OF JUNE 30, 1999

         (i) MPAL has interests in the following properties (before royalties). The Company has an interest in these properties through its 50.9% interest in MPAL.

Properties held by MPAL:                                                   MPAL                                The Company
                                                       ------------------------------------------       -------------------------
                                                                            Net          Interest          Net           Interest
                                                       Gross Acres         Acres             %            Acres             %
                                                       -----------       ---------       --------       ---------        --------
Australia
Northern Territory:
  Amadeus Basin:
    Mereenie (OL4&5)(1)                                     69,407          24,292        35.00            12,364         17.81
    Palm Valley (OL3)(2)                                   151,905          77,130        50.78            39,259         25.84
    Dingo (RL2)                                            115,596          39,696        34.34            20,205         17.48
                                                        ----------       ---------                      ---------
    Total Amadeus Basin                                    336,908         141,023                         71,828
                                                        ----------       ---------                      ---------

Queensland:
  Maryborough Basin (ATP 613P)                             344,318         337,432        98.00           171,753         49.88
                                                        ----------       ---------                      ---------

South Australia:
  Cooper Basin (CO98I&J)                                 1,621,802         810,902        50.00           412,750         25.45
                                                        ----------       ---------                      ---------

Western Australia:
  Browse WA-281-P                                        1,147,315         200,780        17.50           102,197          8.91
  Browse WA-282-P                                        1,468,662         257,016        17.50           130,821          8.91
  Browse WA-283-P                                        1,060,618         185,608        17.50            94,474          8.91
  Carnarvon TP12 & EP398                                   146,224          21,934        15.00            11,164          7.64
  Carnarvon WA-291-P                                     2,205,710       2,205,710       100.00         1,122,706         50.90
  Browse WA-287-P                                          515,736         515,736       100.00           262,510         50.90
  Browse WA-288-P                                          513,266         513,266       100.00           261,252         50.90
                                                        ----------       ---------                      ---------
  Total Western Australia                                7,057,531       3,900,050                      1,985,124
                                                        ----------       ---------                      ---------
Total Australia                                          9,360,559       5,189,502                      2,641,455
                                                        ----------       ---------                      ---------

Belize, C.A.
  Southern Offshore Block                                  892,543         178,509        20.00            90,861         10.18
                                                        ----------       ---------                      ---------
Total MPAL                                              10,253,102       5,368,011                      2,732,316
                                                        ----------       ---------                      ---------

Properties held directly by MPC:
United States
  Texas                                                        160                                             32         20.00
                                                        ----------                                      ---------
Belize, C.A.
  Southern Offshore Block(3)                                     -                                         26,776          3.00
                                                        ----------                                      ---------
Canada
  Yukon and Northwest Territories:
    Carried interest(4)                                     35,076                                            935          2.67
                                                        ----------                                      ---------
Total                                                   10,288,338                                      2,760,059
                                                        ==========                                      =========

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

                  (6)      Drilling activity.

                           Productive  and  dry  net wells  drilled  during  the
following years (data concerning Canada is insignificant):

                                              Australia
                           Exploration                         Development
Year ended          -----------------------             ------------------------
 June 30,           Productive          Dry             Productive           Dry

   1999                  -              .15                .70                -
   1998                  -              .55                .70               .35
   1997                  -               -                  -                 -

                                              Americas
                           Exploration                         Development
Year ended          -----------------------             ------------------------
 June 30,           Productive          Dry             Productive           Dry

   1999                 .20             .19                 -                 -
   1998                  -               -                  -                 -
   1997                  -              1.23                -                 -

                  (7)      Present Activities.

                           There are no wells being drilled at the present time.

                  (8)      Delivery Commitments.

                           See  discussion  under  Item 1  concerning  the  Palm
Valley and Mereenie fields.

Item 3.  Legal Proceedings.

Kotaneelee Gas Field

         The Company's 2.67% carried interest in the Kotaneelee gas field is held in trust by Canada Southern Petroleum Ltd. ("Canada Southern") which has a 30% carried interest in the field. Canada Southern and the Company (the "Plaintiffs") believe that the working interest owners in the Kotaneelee gas field have not adequately pursued the attainment of contracts for the sale of Kotaneelee gas; accordingly, legal action in the United States was commenced by Canada Southern in 1987 against AlliedSignal Inc. and Allied Corporation (collectively, Allied Signal). This suit was ultimately dismissed in December 1988.

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

         The Plaintiffs claim that the Defendants breached either a contract obligation or a fiduciary duty owed to the Plaintiffs to market gas from the Kotaneelee gas field when it was possible to so do. The Plaintiffs assert that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Company seeks monetary damages and the forfeiture of the Kotaneelee gas field. The Plaintiffs presented evidence at trial that the monetary damages sustained by the Plaintiffs were approximately Cdn.$110 million (Company share-U.S.$5.8 million).

         In addition, the Plaintiffs have claimed that the Plaintiff's carried interest account should be reduced because of the negligent operation of the field and improper charges to the carried interest account by the Defendants. The Plaintiffs claim that when the Defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition. The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred, including expenditures to redrill one well. In addition, the Plaintiffs claim that expenditures made to repair and rebuild the field's dehydration plant would not have been necessary had the facilities been properly constructed and maintained by the Defendants. The expenditures, the Plaintiffs claim, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before payout begins to the carried interest account owners.

         The Plaintiffs claim that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately Cdn.$63 million. The Company claims that by 1993 at least Cdn.$34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 2.6% share of these expenses would be approximately Cdn.$.9 million. The Plaintiffs further claim that, if production had commenced in 1984, the carried interest account would have been paid off in approximately two years and the Company would have begun to receive revenues from the field in 1986. Projections by the operator indicate that the carried interest account may reach payout status prior to the end of 1999. However, there can be no assurances that payout will occur within that timeframe, inasmuch as there are uncertainties as to production levels, gas pricing, field operating expenses, additional capital expenditures and the impact of the Kotaneelee litigation.

         Columbia has filed a counterclaim against the Plaintiffs seeking, if the Plaintiffs are successful in its claim for the forfeiture of the field, repayment from the Plaintiffs of all sums Columbia has expended on the Kotaneelee lands before the Plaintiffs are entitled to their interest.

         The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial, which started on September 3, 1996, is still in progress. The trial was adjourned during the period December 1996-April 1997, July-August 1997, and July-August 1998. The trial resumed on September 8, 1998 and the Plaintiff's case was completed on September 16, 1998. The Defendants began their case on September 16, 1998 and the trial was adjourned for the July-August 1999 period and resumed on September 7, 1999.

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

         With respect to the first issue, the Plaintiffs maintain that no interest should accrue on the account and the Defendants have not contested this position. With regard to the second issue, the Plaintiffs maintain that the expenditures are chargeable to the carried interest account. Mobil, Esso and Columbia have essentially agreed to the Company's position while the Amoco Dome Group continues to contest this issue and claims that the remaining costs to be recovered at February 28, 1999 were Cdn.$78 million (U.S.$52 million) as compared to the other party's amount of Cdn.$13.5 million (U.S.$9 million) at such date.

         On January 22, 1996, the Plaintiffs settled two claims outstanding against the Company in the Court of Queens Bench, Calgary, Alberta, which related to a suit brought against AlliedSignal in Florida which was dismissed on the basis that Canada was the appropriate forum for the litigation. AlliedSignal had sought additional relief against the Company in Canada to preclude other types of suits by the Company and to recover the costs of the defense of the initial action. The settlement bars AlliedSignal from making a claim against the Plaintiffs for any costs in connection with the Kotaneelee Litigation. The Plaintiffs agreed not to bring any action against AlliedSignal in connection with the Kotaneelee gas field. Neither party made any monetary payment to the other party.

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

         Under Canadian law, certain costs (known as "taxable costs") of the litigation may be assessed against the non-prevailing party. Previously, the Company had reported that while such costs were not determinable, Canada Southern had estimated that taxable costs, assuming a twelve month trial, could be approximately Cdn.$1.5 million and noted that the judge in complex and length trials has the discretion to increase an award. MPC has not agreed to share any costs that might be assessed against Canada Southern, however, MPC's potential share would not have exceeded U.S.$80,000.

         Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matter before the Court. In addition, the trial has extended well beyond its original time estimates and, therefore, potential assessable costs would increase accordingly.

         The trial has been lengthy, complicated and costly to all parties and the Company believes that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, the Company is unable to determine whether, in the event that Canada Southern does not prevail on its claims in the litigation, costs will be assessed against it or in what amount. However, since the costs incurred by the Defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award to the Defendants potentially could be material, if such costs were to be directly assessed against the Company.

         There is no assurance whatever that Canada Southern and the Company will be successful on the merits of their claims, which have been vigorously defended by the Defendants. There is also no assurance that Canada Southern or the Company will be awarded any damages, or that, if damages are awarded, the Court will apply the measure of damages that Canada Southern and the Company claim should be applied.

         Canada Southern has been advancing and paying all the legal and other expenses of the Kotaneelee litigation. The Company has not received an accounting of the amounts spent to date and understands that Canada Southern expects to recover its costs only from any judgment in favor of the Plaintiffs. The Company believes that the outcome of the Kotaneelee litigation is not reasonably likely to have a material adverse effect on the Company's future consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Executive Officers of the Registrant

         The following information with respect to the executive officers of the Company is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                                        Length of Service     Other Positions Held
       Name               Age       Office Held                           as an Officer           with Company

James R. Joyce            58        President and Chief Financial        President since            Director
                                    Officer                               July 1, 1993

Dennis D. Benbow*         60        General Manager - MPAL                 Since 1993               Director

* Effective August 13, 1999, Mr. Benbow retired as an officer and director of MPAL, and as a director of MPC.

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

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
         Matters.

         (a)      Principal Market

         The principal markets for the Company's common stock is the Pacific Exchange, Inc. [MPC] and the NASDAQ SmallCap market [MPET]. The stock is also traded on the Boston Stock Exchange. The quarterly high and low prices on the most active market, NASDAQ, during the calendar quarterly periods indicated were as follows:


1999              1st quarter      2nd quarter      3rd quarter*
----              -----------      -----------      ------------

High.........          1.81             2.50             2.81
Low..........          1.27             1.19             1.63


1998              1st quarter      2nd quarter      3rd quarter      4th quarter
----              -----------      -----------      -----------      -----------

High.........          3.16             3.00             2.44             2.00
Low..........          2.50             2.19             1.13             1.13


1997              1st quarter      2nd quarter      3rd quarter      4th quarter
----              -----------      -----------      -----------      -----------

High.........          4.13             2.81             4.00             3.81
Low..........          2.38             2.09             2.25             2.50
---------------------------------

* Through September 15, 1999, on which date the closing price was $1.81.

         (b)      Approximate Number of Holders of Common Stock at
                  September 15, 1999

                  Title of Class                        Number of Record Holders

                  Common stock, par
                  value $.01 per share                             9,100

         (c)      Frequency and Amount of Dividends

         The Company has never paid a cash dividend on its common stock. The Company will consider the payment of dividends when it has the ability to make such payments.

         (d)      Recent Sales of Unregistered Securities

                  None.

Item 6.  Selected Consolidated Financial Information.

         The following table sets forth selected data (in thousands) of the Company insofar as it relates to each of the five fiscal years in the period ended June 30, 1999. This data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

                                                                                    Year ended June 30,

                                                           1999            1998            1997            1996            1995
                                                           ----            ----            ----            ----            ----

Financial Data                                              $               $               $               $               $

Operating revenues                                        13,398          15,235          19,936          17,027          14,154
                                                          ======          ======          ======          ======          ======

Total revenues                                            14,115          15,340          20,758          18,073          15,424
                                                          ======          ======          ======          ======          ======

Net income                                                   945           1,037             694           1,411             684
                                                          ======          ======          ======          ======          ======

Net income per share (Basic and Diluted)                     .04             .04             .03             .06             .03
                                                          ======          ======          ======          ======          ======

Working capital                                           12,772          13,452          14,219           9,858           8,806
                                                          ======          ======          ======          ======          ======

Cash provided by operating activities                      4,993           6,737          11,181           9,185           8,587
                                                          ======          ======          ======          ======          ======

Property and equipment (net)                              26,725          23,019          28,623          32,912          37,361
                                                          ======          ======          ======          ======          ======

Total assets                                              44,234          39,779          46,230          47,816          39,575
                                                          ======          ======          ======          ======          ======

Long-term liabilities                                      6,910           6,512           7,738           6,981           6,312
                                                          ======          ======          ======          ======          ======

Minority interests                                        15,318          13,123          16,147          16,682          14,366
                                                          ======          ======          ======          ======          ======

Stockholders' equity:
  Capital                                                 43,838          43,782          43,659          43,492          43,358
  Accumulated deficit                                    (18,405)         (19,350)       (20,387)        (21,080)        (22,491)
  Accumulated other comprehensive loss                    (5,699)          (7,013)        (3,729)         (2,785)         (4,833)
                                                         --------         --------       --------        --------        --------
  Total stockholders' equity                              19,734          17,419          19,543          19,627          16,034
                                                          ======          ======          ======          ======          ======

Exchange rate A.$=U.S. at end of period                    .6675           .6194           .7538           .7875           .7097
                                                          ======          ======          ======          ======          ======

Common stock outstanding shares                           25,108          24,982          24,851          24,691          24,544
                                                          ======          ======          ======          ======          ======

Book value per share                                         .79             .70             .78             .79             .65
                                                          ======          ======          ======          ======          ======

Quoted market value per share                               2.50            2.28            2.38            2.50            1.94
                                                          ======          ======          ======          ======          ======

Operating Data

Annual production (Net of royalties)
  Gas (BCF)                                                5.898           5.844           5.673           5.422           5.066
                                                          ======          ======          ======          ======          ======

  Oil (BBLS) (In thousands) (net of royalties                205             248             307            318              369
                                                          ======          ======          ======          ======          ======

Standard measure of discounted future cash
  flow relating to proved oil and gas reserves.
  (approximately 49% attributable to minority interests)  53,000          48,000          68,000          44,000          38,000
                                                          ======          ======          ======          ======          ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)      Liquidity and Capital Resources - June 30, 1999

Consolidated

         At June 30, 1999, the Company on a consolidated basis had approximately $15.5 million of cash and securities.

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period           $12,436,000
         Cash provided by operations                                  4,993,000
         Dividends to MPAL minority shareholders                       (687,000)
         Additions to property and equipment                         (4,679,000)
         Effect of exchange rate changes                                897,000
         Other                                                          421,000
                                                                    -----------
         Cash and cash equivalents at end of period                 $13,381,000
                                                                    ===========

As to the Company (unconsolidated)

         At June 30, 1999, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $3.6 million. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During the fiscal year 2000, MPC has budgeted approximately $200,000 for oil and gas exploration compared to the $92,000 expended during 1999. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, MPAL. During fiscal 1999, MPC purchased 113,000 shares of MPAL at a cost of approximately $112,000.

         During December 1998, MPC received a dividend from MPAL of $599,000 (after the $106,000 Australian withholding tax) which was added to MPC's working capital.

As to MPAL

         At June 30, 1999, MPAL had working capital of approximately $11 million. MPAL has budgeted approximately $2.5 million for specific exploration projects in the fiscal year 2000 and allocated $1.3 million for potential new projects as compared to the $2 million expended during fiscal 1999. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ended June 30, 2004. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and the Company's financial position.

Fiscal Year     Expenditures Required     Contingent Expenditures       Total

    2000              $2,557,000               $    214,000          $ 2,771,000
    2001               4,495,000                    521,000            5,016,000
    2002               1,035,000                  1,025,000            2,060,000
    2003                 584,000                 14,003,000           14,587,000
    2004                       -                  1,705,000            1,705,000
                      ----------                -----------          -----------
                      $8,671,000                $17,468,000          $26,139,000
                      ==========                ===========          ===========

         MPAL expects to fund its exploration costs through its cash flow from Australian operations and any balance from its A.$10 million bank line of credit.

         The Company has assessed that its Year 2000 readiness is compliant at June 30, 1999. The Year 2000 change had no material impact on the Company's internal operations or financial results. The Company will be dependent on its suppliers, partners and customers to make their systems year 2000 compliant, but this reliance should not have a material effect on the Company's financial results.

(2)      Results of Operations

1999 vs. 1998

         The Company had consolidated net income of $945,212 for fiscal 1999 compared to net income of $1,036,513 for fiscal 1998. The components of consolidated net income for the comparable periods were as follows:

                                                        Year ended June 30,
                                                  ------------------------------
                                                     1999               1998
MPC unconsolidated pretax loss                    $ (688,814)        $ (688,596)
MPC income tax expense                              (105,370)            (1,000)
Share of MPAL pretax income                        1,659,185          1,798,595
Share of MPAL income (tax) benefit                    80,211            (72,486)
                                                  ----------         -----------
Consolidated net income                           $  945,212         $1,036,513
                                                  ==========         ==========

Net income per share (basic & diluted)               $.04               $.04
                                                     ====               ====

                                    Revenues

          Oil sales decreased 37% in fiscal 1999. Oil sales in Australia decreased in 1999 to $2,573,000 from $4,098,000 in 1998 because of an 18%
decrease in oil prices, the 8% Australian foreign exchange rate decrease discussed below and a 17% decrease in the number of units produced. Because of low oil prices, it has not been economic to drill additional wells to increase production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                              Fiscal 1999 Sales            Fiscal 1998 Sales
                          -----------------------      -------------------------
                                    Average Price                  Average Price
                            bbls       per bbl           bbls         per bbl
                          -------   -------------      -------     -------------

Australia - Mereenie      235,806      A.$20.20        284,757        A.$24.55

 Gas sales in Australia decreased 8% in fiscal 1999. Gas sales decreased from $10,485,000 in 1998 to $9,640,000 in 1999 because of the 8% Australian foreign exchange rate decrease discussed below. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                 Fiscal 1999 Sales           Fiscal 1998 Sales
                               ---------------------       ---------------------
                                       Average Price               Average Price
                                bcf       per mcf           bcf       per mcf
                               -----   -------------       -----   -------------
Australia:                                 (A.$)                       (A.$)
Palm Valley
  Alice Springs contract       1.232        2.95           1.147        2.96
  Darwin contract              2.507        2.02           2.395        2.02
Mereenie
  Darwin contract              2.289        2.08           2.171        2.02
  Other                        1.138        2.77           1.416        2.74
                               -----                       -----
          Total                7.166                       7.129
                               =====                       =====

         Other production income increased 82% to $1,185,000 in 1999 compared to $652,000 in 1998. The primary reason for this increase was that MPAL's share of gas pipeline tariffs increased to $1,061,000 in 1999 compared to $531,000 in 1998. In the 4th quarter of fiscal 1999 the amount increased because of an anticipated resolution of a dispute regarding the producers' share of the tariffs.

         Interest income decreased 3% to $717,000 in 1999 from $741,000 in 1998. Although additional funds were available for investment, substantially lower interest rates and the 8% Australian foreign exchange rate decrease discussed below offset the increase.

                               Costs and Expenses

         Production costs increased 20% to $4,372,000 in 1999 from $3,647,000 in 1998. The increase relates to the costs at Mereenie where substantial remedial work was performed on 8 wells and the costs associated with the proposed LPG plant. During the 4th quarter of fiscal year 1999, the loss attributable to the LPG plant was reduced by $300,000 to $190,000.

         Salaries and employee benefits decreased 10% from $1,435,000 in 1998 to $1,297,000 in 1999. Compensation costs decreased in Australia together with the 8% Australian foreign exchange rate decrease discussed below.

          Depreciation, depletion and amortization increased 7% in 1999 to $2,357,000 from $2,205,000 in 1998. The increase was the result of the additional costs from the Mereenie Central Treatment Plant upgrade added to the depletion calculation which was partially offset by the 8% Australian foreign exchange rate decrease discussed below.

         Exploratory and dry hole costs totaled $2,059,000 during 1999 compared to $3,346,000 in 1998. The costs in 1999 related primarily to the Springbok-1 well offshore Western Australia which was plugged and abandoned during the first quarter and the Belize project which was written off in the third quarter of the fiscal year. In 1998, the Schilling-1 well and the Kittiwake-1 well which were drilled offshore Western Australia were also abandoned. The costs (in thousands) in fiscal 1999 and fiscal 1998 for MPC and MPAL were as follows:


                                   1999                          1998
                         -------------------------     -------------------------
      Location            MPAL      MPC      Total      MPAL      MPC      Total
--------------------     ------     ---     ------     ------     ---     ------
United States/Belize     $  361     $50     $  411     $  118     $32     $  150
Australia                 1,648       -      1,648      3,196       -      3,196
                         ------     ---     ------     ------     ---     ------
                         $2,009     $50     $2,059     $3,314     $32     $3,346
                         ======     ===     ======     ======     ===     ======

         Auditing, accounting and legal expenses increased 6% from $480,000 in 1998 to $510,000 in 1999. The increase in the 1999 period relates to the legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

         Shareholder communications increased 9% to $185,000 in 1999 compared to $169,000 in 1998 because of increased exchange listing fees.

         Other administrative expenses decreased 20% from $957,000 in 1998 to $765,000 in 1999. Rent and travel expenses decreased and there was an 8% Australian foreign exchange rate decrease as discussed below.

                                  Income Taxes

         Income tax expense decreased from $144,000 in 1998 to a credit of $52,000 in 1999. The effective income tax rate for 1999 was -2% compared to 5% in 1998. The components of income tax expense between MPC and MPAL were as follows:

                                                  1999                   1998
MPC                                             $105,000               $  1,000
MPAL                                            (157,000)               143,000
                                                ---------              --------
Consolidated tax (credit)                       $(52,000)              $144,000
                                                =========              ========

         In 1998, there was no 15% Australian withholding tax on the dividend paid by MPAL to MPC compared to a withholding tax of $105,000 in 1999. In addition, MPAL's income tax expense in 1999 (recognized during the 4th quarter) and 1998 was lower due to the effect of permanent tax benefits under Australian tax law and the utilization of prior year losses not previously taken into account.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.6675 at June 30, 1999 compared to the value of $.6194 at June 30, 1998. This resulted in a $1,314,000 credit to accumulated translation adjustments for fiscal 1999. The 8% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 1999 from the June 30, 1998 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 1999 was $.6281, which is a 8% decrease compared to a $.6810 rate for the comparable 1998 period.

1998 vs. 1997

         The Company had consolidated net income of $1,036,513 for fiscal 1998 compared to net income of $693,987 for fiscal 1997. The components of consolidated net income for the comparable periods were as follows:

                                                        Year ended June 30,
                                                  ------------------------------
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
                                                     ====               ====

                                    Revenues

          Oil sales decreased 39% in fiscal 1998. Oil sales in Australia decreased in 1998 to $4,098,000 from $6,740,000 in 1997 because of a 11%
decrease in oil prices, the 13% Australian foreign exchange rate decrease discussed below and a 19% decrease in the number of units produced. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                              Fiscal 1998 Sales             Fiscal 1997 Sales
                          ------------------------      ------------------------
                                    Average Price                  Average Price
                            bbls       per bbl           bbls         per bbl
                          -------   -------------      -------     -------------

Australia - Mereenie      284,757       A.$24.55        352,783       A.$27.71

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

                                 Fiscal 1998 Sales           Fiscal 1997 Sales
                               ---------------------       ---------------------
                                       Average Price               Average Price
                                bcf       per mcf           bcf       per mcf
                               -----   -------------       -----   -------------
Australia:                                 (A.$)                        (A.$)
Palm Valley
  Alice Springs contract       1.147       2.96            1.072        2.95
  Darwin contract              2.395       2.02            2.496        2.02
Mereenie
  Darwin contract              2.171       2.02            1.963        1.99
  Other                        1.416       2.74            1.373        2.76
                               -----                       -----
          Total                7.129                       6.904
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

         Exploratory and dry hole costs totaled $3,346,000 during 1998 compared to $6,243,000 in 1997. In 1998, the Schilling-1 and the Kittiwake-1 well which were drilled offshore Western Australia were abandoned. In 1997, the Baca County, Colorado project was abandoned. In Belize, the Gladden No. 1 well was also plugged and abandoned in 1997. The costs (in thousands) in 1998 and 1997 for MPC and MPAL are as follows:

                                    1998                          1997
                         -------------------------     -------------------------
      Location            MPAL      MPC      Total      MPAL      MPC      Total
--------------------     ------     ---     ------     ------     ---     ------
Baca County, Colorado    $   46     $ -     $   46     $2,693     $315    $3,008
Belize, C.A.                 72      32        104      2,372      283     2,655
Australia                 3,196       -      3,196        580        -       580
                         ------     ---     ------     ------     ----    ------
                         $3,314     $32     $3,346     $5,645     $598    $6,243
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

                                  Income Taxes

         Income tax expense decreased from $1,442,000 in 1997 to $144,000 in 1998. The effective income tax rate for 1998 was 5% compared to 34% in 1997. The components of income tax expense between MPC and MPAL were as follows:

                                         1998                            1997
MPC                                    $  1,000                       $  276,000
MPAL                                    143,000                        1,166,000
                                       --------                       ----------
Consolidated                           $144,000                       $1,442,000
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 1999, the carrying value of such investments was approximately $2.10 million, the fair value was $2.06 million and the face value was $2.09 million. Since the Company expects to hold the investment to maturity, the maturity value should be realized. During the year 1999, the value of the Australian dollar relative to the U.S. dollar increased 8% and increased the reported asset amounts at June 30, 1999 from the June 30, 1998 amounts.

Item 8.  Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation as of June 30, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



                                            /s/ Ernst & Young LLP


Stamford, Connecticut
September 15, 1999

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,
                                                                                -----------------------------------
                                                                                    1999                    1998
                                                                                -----------             -----------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                     $13,380,699             $12,436,297
  Accounts receivable                                                               676,710                 567,175
  Marketable securities                                                             392,973               1,265,495
  Reimbursable development costs                                                     95,743                 191,266
  Inventories                                                                       215,953                 218,359
  Other assets                                                                      282,900                 296,933
                                                                                -----------             -----------
          Total current assets                                                   15,044,978              14,975,525
                                                                                -----------             -----------

Marketable securities                                                             1,709,455               1,201,890
                                                                                -----------             -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                             46,430,741              39,196,101
  Land, buildings and equipment                                                   1,822,094               1,510,666
  Field equipment                                                                 1,373,326               1,262,464
                                                                                -----------             -----------
                                                                                 49,626,161              41,969,231
  Less accumulated depletion, depreciation and amortization                     (22,901,263)            (18,949,917)
                                                                                -----------             -----------
          Total property and equipment                                           26,724,898              23,019,314
                                                                                -----------             -----------

  Other assets                                                                      754,639                 582,251
                                                                                -----------             -----------
                                                                                $44,233,970             $39,778,980
                                                                                ===========             ===========
                    LIABILITIES, MINORITY INTERESTS
                       AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 1,372,043             $ 1,918,880
  Accrued liabilities                                                               780,570                 806,150
  Income taxes payable                                                              120,150                       -
                                                                                -----------             -----------
          Total current liabilities                                               2,272,763               2,725,030
                                                                                -----------             -----------

Long term liabilities:
  Deferred income taxes                                                           6,060,402               5,854,261
  Reserve for future site restoration costs                                         849,311                 657,288
                                                                                -----------             -----------
          Total long term liabilities                                             6,909,713               6,511,549
                                                                                -----------             -----------

Minority interests                                                               15,317,698              13,123,313
                                                                                -----------             -----------

Commitments (Note 2)                                                                      -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 25,108,226 (1999), 24,982,495 (1998) shares                         251,082                 249,825
  Capital in excess of par value                                                 43,586,606              43,532,238
                                                                                -----------             -----------
  Total capital                                                                  43,837,688              43,782,063
  Accumulated deficit                                                           (18,404,824)            (19,350,036)
  Accumulated other comprehensive loss                                           (5,699,068)             (7,012,939)
                                                                                -----------             -----------
Total Stockholders' equity                                                       19,733,796              17,419,088
                                                                                -----------             -----------
                                                                                $44,233,970             $39,778,980
                                                                                ===========             ===========



                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Year ended June 30,
                                                                         1999                1998               1997
                                                                     -----------         -----------        -----------
Revenues:
  Oil sales                                                          $ 2,572,966         $ 4,097,570        $ 6,739,663
  Gas sales                                                            9,639,657          10,485,380         11,551,546
  Other production related revenues                                    1,185,020             651,706          1,644,457
  Interest income                                                        717,118             741,011            821,941
  Gain (loss) on sale of assets                                                -            (635,882)                 -
                                                                     -----------         -----------        -----------
                                                                      14,114,761          15,339,785         20,757,607
                                                                     -----------         -----------        -----------
Costs and expenses:
  Production costs                                                     4,372,253           3,647,135          4,810,931
  Exploratory and dry hole costs                                       2,058,977           3,346,329          6,243,211
  Salaries and employee benefits                                       1,297,036           1,434,868          1,667,678
  Depletion, depreciation and amortization                             2,356,582           2,205,127          2,140,066
  Auditing, accounting and legal services                                509,891             479,623            446,336
  Bad debts                                                                    -             239,201                  -
  Shareholder communications                                             184,721             168,715            179,111
  Other administrative expenses                                          764,503             956,932            967,267
                                                                     -----------         -----------        -----------
                                                                      11,543,963          12,477,930         16,454,600
                                                                     -----------         -----------        -----------

Income before income taxes and minority interests                      2,570,798           2,861,855          4,303,007
Income taxes provision (benefit)                                         (52,211)            144,087          1,442,495
                                                                     -----------         -----------        -----------

Income before minority interests                                       2,623,009           2,717,768          2,860,512
Minority interests                                                     1,677,797           1,681,255          2,166,525
                                                                     -----------         -----------        -----------

Net income                                                           $   945,212         $ 1,036,513        $   693,987
                                                                     ===========         ===========        ===========

Average number of shares
  Basic                                                               25,040,300          24,949,322         24,782,360
                                                                      ==========          ==========         ==========
  Diluted                                                             25,040,300          25,126,523         25,029,561
                                                                      ==========          ==========         ==========

Per share, based on average number of shares
  outstanding during the period:
    Net income (Basic and Diluted)                                       $.04                $.04               $.03
                                                                         ====                ====               ====

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Three years ended June 30, 1999



                                                                                        Accumulated
                                                         Capital in                        other                      Comprehensive
                                 Number      Common      excess of     Accumulated     comprehensive                      income
                               of shares     stock       par value       deficit           loss            Total          (loss)
                               ----------    --------   -----------    ------------    -------------    -----------   -------------

July 1, 1996                   24,691,245    $246,912   $43,244,901    $(21,080,536)   $(2,784,596)     $19,626,681

Net income                              -           -             -         693,987              -          693,987         693,987
Currency translation
  adjustments                           -           -             -               -       (944,609)        (944,609)       (944,609)
Exercise of stock
  options                         160,000       1,600       165,275               -              -          166,875               -
                               ----------    --------   -----------    ------------    -----------      -----------      ----------
Comprehensive loss                                                                                                         (250,622)
                                                                                                                         ==========
June 30, 1997                  24,851,245     248,512    43,410,176     (20,386,549)    (3,729,205)      19,542,934

Net income                              -           -             -       1,036,513              -        1,036,513       1,036,513
Currency translation
  Adjustments                           -           -             -               -     (3,283,734)      (3,283,734)     (3,283,734)
Exercise of stock
  Options                         131,250       1,313       122,062               -              -          123,375               -
                               ----------    --------   -----------    ------------    -----------      -----------      ----------
Comprehensive loss                                                                                                       (2,247,221)
                                                                                                                         ==========
June 30, 1998                  24,982,495     249,825    43,532,238     (19,350,036)    (7,012,939)      17,419,088

Net income                              -           -             -         945,212              -          945,212         945,212
Currency translation
  Adjustments                           -           -             -               -      1,313,871        1,313,871       1,313,871
Exercise of stock
  Options                         125,731       1,257        54,368               -              -           55,625               -
                               ----------    --------   -----------    ------------    -----------      -----------      ----------
Comprehensive income                                                                                                      2,259,083
                                                                                                                         ==========
June 30, 1999                  25,108,226    $251,082   $43,586,606    $(18,404,824)   $(5,699,068)     $19,733,796
                               ==========    ========   ===========    =============   ============     ===========


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year ended June 30,
                                                                      1999               1998              1997
                                                                  -----------        -----------       -----------
Operating Activities:
  Net income                                                       $  945,212        $ 1,036,513       $   693,987
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Exploratory and dry hole costs                                   420,748            775,150         6,243,211
     Depletion, depreciation and amortization                       2,356,582          2,205,127         2,140,066
     Deferred income taxes                                            206,141         (1,232,963)          637,130
     Minority interests                                             1,677,797          1,681,255         2,166,525
  Increase (decrease) in operating assets
       and liabilities:
    Accounts receivable                                               (78,785)         1,058,967         1,082,939
    Reimbursable development costs                                    103,461            145,024           (31,784)
    Other assets                                                     (330,742)           (97,483)          (84,665)
    Inventories                                                        14,367            109,923           111,429
    Accounts payable and accrued liabilities                         (442,159)           829,314           169,687
    Income taxes payable                                              120,150                  -        (1,947,610)
                                                                  -----------        -----------       -----------
Net cash provided by operating activities                           4,992,772          6,510,827        11,180,915
                                                                  -----------        -----------       -----------

Investing Activities:
  Additions to property and equipment                              (4,679,109)        (2,997,791)       (5,305,699)
  Marketable securities purchased (sold)                              364,957           (256,180)       (2,211,205)
                                                                  -----------        -----------       -----------
Net cash used in investing activities                              (4,314,152)        (3,253,971)       (7,516,904)
                                                                  -----------        -----------       -----------

Financing Activities:
  Dividends to MPAL minority shareholders                            (686,567)        (1,506,103)       (1,778,622)
  Exercise of stock options                                            55,625            123,375           166,875
                                                                  -----------        -----------       -----------
Net cash used in financing activities                                (630,942)        (1,382,728)       (1,611,747)
                                                                  -----------        -----------       -----------

Effect of exchange rate changes on cash
  and cash equivalents                                                896,724         (2,380,693)         (388,359)
                                                                  -----------        -----------       -----------
Net increase (decrease) in cash and cash
  equivalents                                                         944,402           (506,565)        1,663,905
Cash and cash equivalents at beginning of year                     12,436,297         12,942,862        11,278,957
                                                                  -----------        -----------       -----------

Cash and cash equivalents at end of year                          $13,380,699        $12,436,297       $12,942,862
                                                                  ===========        ===========       ===========


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

1.       Summary of significant accounting policies

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation ("MPC") and its subsidiaries, hereafter referred to collectively as the "Company". All intercompany transactions have been eliminated. At June 30, 1999 and 1998, MPC owned a 50.9% and 50.7% interest, respectively, in Magellan Petroleum Australia Limited ("MPAL"). During fiscal 1999, MPC increased its interest in MPAL by purchasing additional MPAL shares for $112,000.

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

         Oil and Gas Properties

         Oil and gas properties are located in Australia, Canada, Belize and the United States. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units of production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties and requires an impairment provision or noncash charge against earnings for any quarter in which their carrying value exceeds the standardized measure of undiscounted future net cash flows from proved oil and gas reserves based on prices received for oil and gas production as of the end of that quarter or a subsequent date prior to publication of financial results for the quarter.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

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

         Foreign currency translations

         The accounts of the Company's Australian subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity and comprehensive income (loss), whereas gain or loss on foreign currency transactions is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using a quarterly weighted average exchange rate for the period. At June 30, 1999 and 1998, the Australian dollar was equivalent to U.S.$.6675, and $.6194, respectively.

1.       Summary of significant accounting policies (Cont'd)

         Recently issued accounting standards

         As of July 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of Statement 130, these items were reported separately in stockholders' equity. Prior year financial statements have been reclassified to confirm to the requirements of Statement 130.

         For the year ended June 30, 1999, the Company adopted SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans, but does not result in any financial impact. SFAS No. 132 standardizes the disclosure requirements for pensions benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures (see Note 10 of Notes to Financial Statements).

         In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for the Company's 2001 fiscal year. Because the Company does not currently use derivatives, the adoption of SFAS No. 133 will not have a significant effect on earnings or the financial condition of the Company.

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

1.       Summary of significant accounting policies (Cont'd)

         Cash and cash equivalents

         The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                              June 30,
                                                   -----------------------------
                                                       1999              1998
                                                   -----------       -----------
Cash                                               $   132,589       $    23,460
U.S. marketable securities                           1,087,601         1,085,137
Australian money market accounts and short
  term commercial paper                             12,160,509        11,327,700
                                                   -----------       -----------
                                                   $13,380,699       $12,436,297
                                                   ===========       ===========

          Marketable securities

         At June 30, 1999 and 1998, the Company has the following marketable securities which are expected to be held until maturity:

                                                                                         Amortized
                 June 30, 1999                        Par value      Maturity Date          Cost           Fair value
             Short-term securities
Federal National Mortgage Association                 $  400,000     Jul. 15, 1999       $  392,973        $  399,258
                                                      ==========                         ==========        ==========

              Long-term securities
Federal National Mortgage Association                 $  400,000     Feb. 16, 2001       $  400,000        $  395,560
New Britain Connecticut Bond                             335,000     May 1, 2001            335,417           330,578
State of Connecticut Bond                                550,000     Jan. 15, 2003          557,747           540,337
State of Connecticut Bond                                400,000     Jul.1, 2003            416,291           396,224
                                                      ----------                         ----------        ----------
                                                      $1,685,000                         $1,709,455        $1,662,699
                                                      ==========                         ==========        ==========


                 June 30, 1998
             Short-term securities
Federal Home Loan Bank                                $1,300,000     Nov. 10, 1998       $1,265,495        $1,265,496
                                                      ==========                         ==========        ==========

              Long-term securities
Federal National Mortgage Association                 $  375,000     May 3, 2000         $  375,000        $  374,063
Federal National Mortgage Association                    465,000     Aug. 25, 2000          465,000           463,256
Federal Home Loan Mortgage Corporation                   360,000     Apr. 2, 2001           361,890           361,688
                                                      ----------                         ----------        ----------
                                                      $1,200,000                         $1,201,890        $1,199,007
                                                      ==========                         ==========        ==========

1.       Summary of significant accounting policies (Cont'd)

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

2.        Oil and gas properties

          (a)     Australia

Mereenie

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Participants) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. MPAL's share of the Mereenie field proved developed oil reserves was approximately 730,000 barrels at June 30, 1999.

         The field was producing about 1,700 (MPAL share - 595) barrels of crude oil per day ("bpd") at June 30, 1999. During 1999, MPAL's share of oil sales was 236,000 barrels and 3.4 billion cubic feet ("bcf") of gas sold from 41 oil and gas wells. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. The Mereenie Participants are also providing Mereenie gas in the Northern Territory to the Power and Water Authority ("PAWA") and Gasgo Pty. Ltd., a company it wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts".

         During 1999, the Mereenie Participants had been negotiating for the sale of Liquid Petroleum Gas from the field to a purchaser but the project was terminated after it was determined that it was uneconomic.

Palm Valley

         MPAL has a 50.8% interest in and is the operator of the Palm Valley gas field which is located in the Northern Territory. Santos, the operator of the Mereenie field, owns a 48% interest in Palm Valley. Ten wells have been drilled in the field, five of which are currently connected to the gas treatment plant and are flowed at maximum deliverability levels to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts". During fiscal 1999, MPAL's share of gas sales was 3.7 bcf. In order to increase deliverability, field compression began in November 1996 with two 400 HP compressors. A third 800 HP compressor was installed during fiscal 1999. MPAL has recommended that four additional wells be drilled at Palm Valley to improve the field's production capacity. Under the gas supply agreement with PAWA, the costs of these wells are reimbursed by PAWA and, consequently, the recommendation is under review by PAWA's consultants.

         MPAL's share of Palm Valley production revenues is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.2548%.

Gas Supply Contracts

         In 1983, the Palm Valley Participants commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Participants and Mereenie Participants signed agreements for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas. The following is a summary of MPAL's interest in the Palm Valley and the Mereenie gas supply contracts:

                                    Maximum contract
                                (balance/after royalties)           Percentage of
                                                                  contract completed            Contract Period
                                         (bcf)

Palm Valley:
  Alice Springs (1981)                      9.6                           54                  25 years (1983-2008)
  Darwin (1985)                            43.8                           43                  25 years (1987-2012)
                                           ----
                                           53.4
Mereenie:
  Darwin (1985)                             8.6                           43                  25 years (1987-2012)
  Darwin (1995)                               -                          100                  10 years (1995-2005)
  Darwin (1997)                            18.4                            -                  10 years (1999-2009)
  Other                                      .7                            -                  Various
                                         ------
                                           27.7
Total                                      81.1

         Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         In consideration for the Palm Valley Participants forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first 20 contract years, Mereenie Participants made a payment to the Palm Valley Participants to partially compensate the Palm Valley Participants for the reduced net present value of the future gas sales revenues which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that when the Mereenie Participants sell any additional gas from the Mereenie field, the Palm Valley Participants are entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 1999, the balance of the Mereenie Participants gas subject to this entitlement was 9.7 bcf (MPAL share - 4.8 bcf).

         At June 30, 1999, the Company had accrued $849,000 for future site restoration costs for the Mereenie and Palm Valley fields. The balance of the estimated liability is $3,246,000 at June 30, 1999 which will be accrued over the remaining life of the related reserves based on units of production.

Dingo Gas Field

         MPAL has a 34.3% interest in the Dingo gas field which is held under Retention License 2 and is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the Northern Territory, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. Dingo 2 and Dingo 3 wells are estimated to have the capacity of producing a combined rate of 5 million cubic feet ("mmcf") per day. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Ngalia Basin

         MPAL had a 40% interest in permit EP-15 in the Ngalia basin in the Northern Territory which expired during May 1999. During July 1998, the Newhaven well was plugged and abandoned. MPAL's share of the drilling costs incurred through June 30, 1998 were included in exploratory and dry hole costs for the 1998 fiscal year. The costs to drill the well subsequent to June 30, 1998 in the amount of $316,000 are included in exploratory and dry hole costs for fiscal 1999.

Northern Surat Basin

         During fiscal 1998, MPAL sold its 15.625% interest in ATP 378P Queensland, Australia to its partner, Santos. The $636,000 difference between the carrying cost and the sale price was included in loss on the sale of assets for the 1998 fiscal year.

Surat Basin

         During the 1998 fiscal year, MPAL earned a 17% interest in Block D of ATP 244P in Queensland by completing a pilot seismic reprocessing program. During the 1999 fiscal year, MPAL abandoned its interest in the permit.

         During fiscal 1998, MPAL earned a 15% interest in ATP 626P in Queensland. During fiscal 1999, MPAL relinquished its interest in the permit.

Timor Sea

         During April 1998, MPAL acquired a 5% interest in Exploration Permit WA-199-P in the Bonaparte Basin in the Timor Sea offshore Western Australia. MPAL earned its interest in the permit by funding 10% of the cost of drilling the Kittiwake-1 well which was a dry hole. MPAL's cost of the well was written off in the fourth quarter of fiscal 1998 and was included in exploratory and dry hole costs. MPAL relinquished its interest in the permit during the 1999 fiscal year.

Browse Basin

         During the 1999 fiscal year, MPAL was granted a 17.5% interest in exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. During the 1999 fiscal year, MPAL spent approximately $67,000 toward the Year 1 work obligations. MPAL's share of the work obligations for the three permits is as follows:

                         WA-281-P       WA-282-P       WA-283-P         Total
Year 1                  $  368,000     $  286,000     $  286,000     $  940,000
Year 2                     713,000        111,000        111,000        935,000
Year 3                   1,320,000         23,000      1,203,000      2,546,000
                        ----------     ----------     ----------     ----------
Total Years 1-3         $2,401,000     $  420,000     $1,600,000     $4,421,000
                        ==========     ==========     ==========     ==========
Year 4                     187,000         23,000        187,000        397,000
                           =======         ======        =======        =======
Year 5                   1,437,000      1,308,000      1,437,000      4,182,000
                         =========      =========      =========      =========
Year 6                      35,000         23,000         35,000         93,000
                        ==========     ==========     ==========     ==========
Total Year 4-6          $1,659,000     $1,354,000     $1,659,000     $4,672,000
                        ==========     ==========     ==========     ==========
Total All Years         $4,060,000     $1,774,000     $3,259,000     $9,093,000
                        ==========     ==========     ==========     ==========

         During January 1999, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin offshore Western Australia. During the 1999 fiscal year, MPAL spent approximately $54,000 toward the Year 1 work obligations. The following exploration program was submitted to obtain the blocks with the exploration expenditures in Years 1-3 obligatory and Years 4-6 discretionary:

     Year                    WA-287-P            WA-288-P            Total
     ----                    --------            --------            -----
       1                   $   67,000          $  120,000          $   187,000
       2                      134,000             334,000              468,000
       3                      134,000             134,000              268,000
                           ----------          ----------          -----------
Total Years 1-3               335,000             588,000              923,000
                           ----------          ----------          -----------
       4                    2,336,000           2,336,000            4,672,000
       5                      167,000             167,000              334,000
       6                    2,336,000           2,336,000            4,672,000
                           ----------          ----------          -----------
Total Years 4-6             4,839,000           4,839,000            9,678,000
                           ----------          ----------          -----------
Total All Years            $5,174,000          $5,427,000          $10,601,000
                           ==========          ==========          ===========

Carnarvon Basin

         MPAL earned a 15% interest in exploration permits TP/12 and EP398 in the Carnarvon Basin offshore Western Australia by funding 30% of the cost of drilling the Springbok-1 well. The Springbok-1 well was plugged and abandoned during August 1998. MPAL's cost of drilling the well was written off during the first quarter of fiscal 1999.

         During April 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. The minimum expenditure obligations for the first three year period totals $347,000. The discretionary commitment for years 4-6 totals approximately $4.8 million.

Maryborough Basin

         MPAL holds a 98% interest in exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia.

Cooper Basin

         During April 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks in South Australia's Cooper Basin. The formal grant of the permit is pending. MPAL's share of the work obligations during the five year period of the permit are as follows:

     Year                      CO98I                 CO98J               Total
     ----                      -----                 -----               -----
       1                     $  534,000           $  668,000          $1,202,000
       2                        334,000              401,000             735,000
       3                        234,000              300,000             534,000
                             ----------           ----------          ----------
Total Years 1-3               1,102,000            1,369,000           2,471,000
                             ----------           ----------          ----------
       4                         67,000              367,000             434,000
       5                        234,000              300,000             534,000
                             ----------           ----------          ----------
Total Years 4-5                 301,000              667,000             968,000
                             ----------           ----------          ----------
Total All Years              $1,403,000           $2,036,000          $3,439,000
                             ==========           ==========          ==========

2.        Oil and gas properties (Cont'd)

          (b)     Canada

          The Company has a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991. There are two wells capable of production in the field which is part of a permit covering 31,885 gross acres. For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center, which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment. Projections by the operator of the field, indicate that the carried interest account may reach payout status prior to December 1999.

          (c)     United States

Baca County, Colorado

         MPC (10%) and MPAL (90%) participated in an exploration program in Colorado. During 1995, MPAL commenced a three well drilling program. All three wells were dry holes. During fiscal 1995 and 1996, the Company wrote off $809,000 and $1,691,000 in costs, respectively. During fiscal 1997, the Company drilled a fourth well which was a dry hole and all of the remaining costs of the project, which totaled $3,008,000, were written off. During fiscal 1999, MPAL spent approximately $16,000 on the project and it is allowing most of the leases to expire.

Tapia Canyon, California

         Effective December 1, 1997, MPC acquired a 20% interest in a heavy oil recovery project in Tapia Canyon, California. Because the Company was dissatisfied with the program to develop the field reserves, the Company has sold its interest for its approximate cost of $101,000 effective August 31, 1999.

2.        Oil and gas properties (Cont'd)

Stephens County, Texas

         During fiscal 1999, MPC participated (20%) in the drilling of the Puckett No. 1 well which is presently suspended. There are indications of oil and additional work will be performed during September 1999. During late June 1999, MPC also participated (21.4%) in the drilling of the Smith No. 1 well which also has indications of oil. MPC's capitalized costs at June 30, 1999 totaled $71,000.

          (d)     Belize

Southern Offshore Block PSA

         During March 1998, MPC (3%), MPAL (20%) and the other joint venture participants entered into a new Production Sharing Agreement ("PSA") with the Government of Belize. The new Southern Offshore Block PSA ("SOB PSA") combines most of the blocks previously included in the Gladden PSA and the Block 13 PSA, and totals approximately 893,000 acres. The work obligations of the new PSA are as follows: Year 1 - $100,000, Year 2 - $300,000, Year 3 - $3,000,000 and Year 4
- $150,000. The participants in the PSA have been seeking partners in the venture. The first year obligations have been completed and the participants are negotiating with the Government of Belize to reduce the Year 2 obligations.

Gladden Basin PSA/Block 13 PSA

         During 1997, the Gladden No. 1 well was plugged and abandoned and the Company's cost of the well was written off. During March 1998, this block was consolidated into the SOB PSA.

         MPC and MPAL were also participants in a Production Sharing Agreement ("Block 13 PSA") offshore Belize adjoining the western and southern boundaries of the Gladden PSA. The Block 13 PSA covered approximately 788,000 acres. During March 1998, this block was consolidated into the SOB PSA.

3.       MPC condensed financial statements

         The  following  are   unconsolidated   condensed   balance  sheets  and
statements of income and cash flows of MPC (in thousands).

                         MAGELLAN PETROLEUM CORPORATION
                                 BALANCE SHEETS

                                                                June 30,
                                                          1999            1998
                                                        --------        --------
                          ASSETS
Current assets                                          $ 1,684         $ 2,691
Other assets                                              1,992           1,202
Oil and gas properties - net                                171             126
Investment in MPAL                                       15,957          13,497
                                                        -------         -------
    Total assets                                        $19,804         $17,516
                                                        =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                     $    70         $    97
                                                        -------         -------
Stockholders' equity:
  Capital                                                43,838          43,782
  Accumulated deficit                                   (18,405)        (19,350)
  Accumulated other comprehensive loss                   (5,699)         (7,013)
                                                        --------        --------
    Total stockholders' equity                           19,734          17,419
                                                        -------         -------
      Total liabilities and stockholders' equity        $19,804         $17,516
                                                        =======         =======

                         MAGELLAN PETROLEUM CORPORATION
                              STATEMENTS OF INCOME

                                                     Year ended June 30,
                                            ------------------------------------
                                              1999          1998          1997
                                            -------       -------       --------
Revenues                                    $  190        $  175        $   122
Costs and expenses                            (879)         (863)        (1,376)
                                            -------       -------       --------
Loss before income taxes                      (689)         (688)        (1,254)
Income tax provision                           105             1            276
                                            ------        ------        -------
Loss before equity in MPAL                    (794)         (689)        (1,530)
Equity in MPAL net income                    1,739         1,726          2,224
                                            ------        ------        -------
Net income                                  $  945        $1,037        $   694
                                            ======        ======        =======

                         MAGELLAN PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                        Year ended June 30,
                                                   ----------------------------
                                                    1999       1998       1997
                                                   ------     ------     ------
Operating Activities:
  Net income                                       $  945     $1,037     $  694
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Abandonments                                       47          -        598
    Equity in MPAL income                          (1,739)    (1,726)    (2,224)
  Change in operating assets and liabilities:
    Accounts receivable                               (37)       (59)       (57)
    Accounts payable and accrued liabilities          (27)        79        (73)
                                                   ------     ------     ------
Net cash used in operating activities                (811)      (669)    (1,062)
                                                   ------     ------     ------

Investing Activities:
  Additions to property and equipment                 (92)       (79)      (363)
  Marketable securities purchased (sold)              365       (256)    (2,211)
  Purchase of MPAL shares                            (112)         -          -
                                                   ------     ------     ------
                                                      161       (335)    (2,574)
                                                   ------     ------     ------

Financing Activities:
  Dividends from MPAL                                 705      1,546      1,826
  Exercise of stock options                            56        122        167
                                                   ------     ------     ------
                                                      761      1,668      1,993
                                                   ------     ------     ------
Net increase (decrease) in cash and
    cash equivalents                                  111        664     (1,643)
Cash and cash equivalents at beginning of year      1,088        424      2,067
                                                   ------     ------     ------
Cash and cash equivalents at end of year           $1,199     $1,088     $  424
                                                   ======     ======     ======

4.       MPAL transactions and condensed financial statements

         The following are the condensed consolidated balance sheets and consolidated statements of income of MPAL (in thousands). At June 30, 1999, Santos Ltd. held 18.2% of MPAL and Boral Limited held 17.1% with the balance of 13.8% held by approximately 2,000 shareholders in Australia.

4.       MPAL transactions and condensed financial statements (Cont'd)

         The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of MPAL's subsidiaries.

                      Magellan Petroleum Australia Limited
                           Consolidated Balance Sheets

                                                                June 30,
                                                       ------------------------
                                                         1999             1998
                                                       -------          -------
                                 ASSETS

Current assets                                         $13,832          $12,866
Oil and gas properties - net                            25,313           21,887
Land, building and equipment - net                       1,073              885
                                                       -------          -------
               Total                                   $40,218          $35,638
                                                       =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                    $ 2,202          $ 2,628
                                                       -------          -------

Long term liabilities                                    7,005            6,606
                                                       -------          -------

Stockholders' equity:
  Capital                                               34,408           34,408
  Retained earnings                                      6,890            4,865
  Accumulated other comprehensive loss                 (10,287)         (12,869)
                                                       -------          -------
                                                        31,011           26,404
                                                       -------          -------
            Total                                      $40,218          $35,638
                                                       =======          =======

4.       MPAL transactions and condensed financial statements (Cont'd)

                      Magellan Petroleum Australia Limited
                        Consolidated Statements of Income

                                                       Year ended June 30,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Revenues                                        $13,925     $15,165     $20,636
Costs and expenses                               10,666      11,615      15,079
                                               --------    --------    --------
Income before income taxes                        3,259       3,550       5,557
Income tax provision (benefit)                     (158)        143       1,166
                                               --------    --------    --------
Net income                                     $  3,417    $  3,407    $  4,391
                                               ========    ========    ========


                      Magellan and Minority Equity in MPAL

Magellan equity interest in MPAL:
  Magellan equity in net income                $  1,739    $  1,726    $  2,224
                                               ========    ========    ========

Minority equity interest in MPAL:
  Minority interest in net income              $  1,678    $  1,681    $  2,166

Other comprehensive income (loss)                 1,203      (3,198)       (922)

Dividends paid                                     (687)     (1,506)     (1,779)
                                               --------    --------    --------

Total minority interest increase (decrease)    $  2,194    $ (3,023)   $   (535)
                                               ========    =========   =========

5.       Capital and stock options

         The Company's Certificate of Incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

         On October 5, 1989, the Company adopted a Stock Option Plan covering one million shares of the Company's common stock. The plan provides for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. On December 3, 1997, the Board of Directors approved a new stock option plan for an additional one million shares which was approved at the 1998 Annual Meeting of Stockholders.

         At June 30, 1999, all of the stock options outstanding were vested and exercisable. Options to purchase 146,000 shares expire on October 20, 2003 and options to purchase 50,000 (which were repriced from $2.75 to $1.57, the fair value on the date of repricing) shares expire on September 25, 2001. During fiscal 1999, options to purchase 175,000 shares of common stock were exercised in a cashless exchange which resulted in the issuance of 75,731 shares. Following is a summary of option transactions for the three years ended June 30, 1999:

Options outstanding              Number of shares          Exercise Prices ($)
July 1, 1996                           516,250                 .75 - 1.0625
  Granted                               50,000                     2.75
  Exercised                           (150,000)                   1.0625
  Exercised                            (10,000)                    .75
                                     ----------
June 30, 1997                          406,250                  .8125-2.75
  Exercised                           (131,250)                    .94
June 30, 1998                          275,000                 .8125 - 2.75
                                      --------
  Granted                              146,000                     1.57
  Exercised                           (225,000)                   .8125
                                      ---------
June 30, 1999                          196,000                     1.57
                                      ========
                                                        ($1.57 weighted average)
Options reserved for future grants   1,000,000

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

         Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 1999.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 1997 valuation model were: risk free interest rate - 6.55%, expected life
- 5 years, expected volatility - .579, expected dividend - 0. The assumptions used in the 1999 valuation model were: risk free interest rate - 4.45%, expected life - 5 years, expected volatility - 1.0, expected dividend - 0. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                          Amount       Per Share

Net income as reported - June 30, 1997                  $ 694,000        $  .03
Stock option expense                                      (78,000)            -
                                                        ----------       ------
Pro forma net income - June 30, 1997                    $ 616,000        $  .03
                                                        =========        ======

Net income as reported - June 30, 1999                  $ 945,000        $  .04
Stock option expense                                     (200,000)         (.01)
                                                        ----------       -------
Pro forma net income - June 30, 1999                    $ 745,000        $  .03
                                                        =========        ======

6.       Income taxes

(a) Components of pretax income (loss) by geographic area (in thousands) are as follows:

                                                           Year ended June 30,
                                                 -------------------------------
                                                  1999        1998       1997
                                                 -------     -------    --------
United States                                    $ (743)     $ (850)    $(4,547)
Foreign                                           3,314       3,712       8,850
                                                 ------      ------     -------
Total                                            $2,571      $2,862     $ 4,303
                                                 ======      ======     =======

(b) Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

                                                        Year ended June 30,
                                                   ----------------------------
                                                    1999       1998      1997
                                                   -------    -------   -------
Pretax consolidated income                         $2,571     $2,862    $4,303
Losses not recognized:
  MPC's operations                                    689        689     1,254
  MPAL's nonAustralian operations                       -          -      (145)
  Permanent differences                            (1,231)    (2,443)   (2,040)
                                                   -------    -------   -------
Book taxable income - Australia                    $2,029     $1,108    $3,372
                                                   ======     ======    ======

Australian tax rate                                  36%        36%       36%
                                                     ===        ===       ===

Australian income tax                              $  722     $  399    $1,214
Tax (benefit) attributable to reconciliation of
  Year end deferred tax liability                    (879)      (256)      (48)
                                                   -------    -------   -------

MPAL Australian tax (benefit)                      $ (157)    $  143    $1,166
MPC income tax                                        105          1       276
                                                   -------    ------    ------
Consolidated income tax (benefit)                  $  (52)    $  144    $1,442
                                                   =======    ======    ======

Current income tax                                 $  225     $    1    $  276
Deferred income tax                                  (277)       143     1,166
                                                   -------    ------    ------
Consolidated income tax (benefit)                  $  (52)    $  144    $1,442
                                                   =======    ======    ======

Effective tax rate                                   (2%)        5%       34%
                                                     ====        ==       ===

         The amount of $6,060,000 and $5,854,000 in deferred income tax liability at June 30, 1999 and June 30, 1998, respectively, relates primarily to the deduction of acquisition and development costs which are capitalized for financial statement purposes. The 1999 and 1998 credits of $879,000 and $255,000 represent the tax benefit of prior years' losses previously not taken into account.

(c)      United States

         On June 30, 1999, the Company had approximately $16,408,000 and $3,538,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between the years 2000 and 2019. The Company also has approximately $887,000 of foreign tax credit carryovers, which are scheduled to expire periodically between the years 2000 and 2004. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences. Significant components of the Company's deferred tax assets were as follows:

                                               June 30,               June 30,
                                                 1999                   1998
                                             ------------           ------------
Net operating losses                         $ 4,223,000            $ 4,075,000
Foreign tax credits                              887,000              1,004,000
Interest                                         214,000                214,000
Intangible drilling costs                              -                  7,000
                                             ------------           ------------
Total deferred tax assets                      5,324,000              5,300,000
Valuation allowance                           (5,324,000)            (5,300,000)
                                             ------------           ------------
Net deferred tax assets                      $         -            $         -
                                             ============           ============

7.       Bank loan

         MPAL has a $6.7 million line of credit with an Australian bank at the bank's prime rate of interest (4.9% at June 30, 1999, and 5.2% at June 30, 1998) plus .5%. This line of credit is unsecured and expires December 31, 1999. In addition, there is an annual fee of A.$30,000 payable with respect to the line of credit. At June 30, 1999 and 1998, the line of credit was not being utilized.

8.       Related party and other transactions

         G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to the Company, was paid $235,028, $248,174 and $211,088 in fees for fiscal years 1999, 1998 and 1997, respectively. James
R. Joyce, the President and Chief Financial Officer, is the owner of G&O'D INC. Mr. Timothy L. Largay, a director of the Company since February 1996, is a member of the law firm of Murtha, Cullina, Richter and Pinney LLP, which firm was paid fees of $44,860, $36,366 and $29,004 for fiscal years 1999, 1998 and 1997, respectively. In addition, Mr. Heath, a director, has overriding royalty interests which were granted between 1957 and 1968 on certain of the Company's oil and gas properties prior to any discoveries. The following gross royalty amounts represent payments by all of the owners of the fields, not just the Company's share. The payments to Mr. Heath with respect to these royalties in fiscal 1999 were $44,469, in fiscal 1998 were $46,044 and in fiscal 1997 were $54,252.

9.       Leases

         At June 30, 1999, future minimum rental payments applicable to MPAL's noncancelable operating (office) lease were as follows:

                 Fiscal Year                                Amount

                    2000                                   $100,000
                    2001                                    105,000
                    2002                                    110,000
                    2003                                    130,000
                    2004                                    136,000
                                                           --------
                   Total                                   $581,000

         The information regarding the rental expense for all operating leases is included in Note 13.

10.      Pension Plan

         MPAL maintains a defined benefit pension plan and contributes to the plan at rates which (based on actuarial determination) are sufficient to meet the cost of employees' retirement benefits. No employee contributions are required. MPAL is committed to make up any shortfall in the plan's assets to meet payments to employees as they become due. Plan participants are entitled to defined benefits on normal retirement, death or disability.

         The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                              June 30,
                                                        1999            1998
                                                     ----------      ----------
Change in Benefit Obligation
Benefit obligation at beginning of year              $2,412,353      $2,639,716
  Service cost                                          207,386         186,819
  Interest cost                                         137,739         135,945
  Actuarial gains and losses                             61,692         124,542
  Benefits paid                                         (87,691)       (142,208)
  Taxes on contributions                                (43,022)        (27,566)
  Expenses                                              (41,707)        (34,242)
  Foreign currency effect                               187,334        (470,653)
                                                     ----------      ----------
Benefit obligation at end of year                    $2,834,084      $2,412,353
                                                     ==========      ==========

Change in Plan Assets
Fair value of plan assets at beginning of year       $2,974,283      $3,311,309
  Actual return on plan assets                          232,262         253,429
  Contributions by employer                             233,566         203,956
  Benefits paid                                         (87,691)       (142,208)
  Foreign currency effect                               230,970        (590,395)
  Other (expenses)                                      (84,729)        (61,808)
                                                     ----------      ----------
Fair value of plan assets at end of year             $3,498,661      $2,974,283
                                                     ==========      ==========

Reconciliation of Funded Status
Funded Status                                        $  664,577      $  561,930
  Unrecognized actuarial loss (gain)                   (148,469)       (165,324)
  Unrecognized prior service cost                       238,530         185,646
                                                     ----------      ----------
Prepaid benefit costs                                $  754,638      $  582,252
                                                     ==========      ==========

         The net pension expense for the MPAL pension plan was as follows:

                                                      Year ended June 30,
                                           -------------------------------------
                                              1999          1998          1997
                                           ---------     ---------     ---------
Service cost                               $217,154      $186,819      $242,014
Interest cost                               140,517       135,945       200,995
Actual return on plan assets               (186,932)     (192,079)     (246,904)
Net amortization and deferred items         (29,694)      (27,554)      (18,472)
                                           ---------     ---------     ---------
Net pension cost                           $141,045      $103,131      $177,633
                                           ========      ========      ========

Plan contributions by MPAL                 $220,000      $224,000      $275,000
                                           ========      ========      ========

         Significant assumptions used in determining pension cost and the related obligations were as follows:

                                                       1999      1998      1997
                                                      ------    ------    ------
Assumed discount rate                                   6.0%      5.5%     6.5%
Rate of increase in future compensation levels          4.5%      4.0%     5.0%
Expected long term rate of return on plan assets        6.0%      6.5%     7.0%
Australian exchange rate                              $.6675    $.6194    $.7538

11.       Segment information

         The Company has two reportable segments, MPC and its 50.9% subsidiary, MPAL. Although each company is in the same business, MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC.

         Segment information (in thousands) for the Company's two operating segments is as follows:

                                                          Year ended June 30,
                                              ----------------------------------
                                                1999         1998         1997
                                              --------     --------     --------
Revenues:
  MPC                                         $   895      $ 1,721      $ 1,948
  MPAL                                         13,925       15,165       20,636
  Elimination of intersegment dividend           (705)      (1,546)      (1,826)
                                              --------     --------     --------
  Total consolidated revenues                 $14,115      $15,340      $20,758
                                              =======      =======      =======

                                                         Year ended June 30,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Interest income:
  MPC                                            $    183   $    171   $    122
  MPAL                                                534        570        700
                                                 --------   --------   --------
  Total consolidated                             $    717   $    741   $    822
                                                 ========   ========   ========

Net income:
  MPC                                            $    (89)  $    857   $    296
  MPAL                                              1,739      1,726      2,224
  Elimination of intersegment dividend               (705)    (1,546)    (1,826)
                                                 --------   --------   --------
  Consolidated income                            $    945   $  1,037   $    694
                                                 ========   ========   ========

Assets:
  MPC                                            $ 19,804   $ 17,516   $ 19,561
  MPAL                                             40,218     35,638     43,149
  Equity elimination                              (15,788)   (13,375)   (16,480)
                                                 --------   --------   --------
  Total consolidated assets                      $ 44,234   $ 39,779   $ 46,230
                                                 ========   ========   ========

Other significant items:
  Depletion, depreciation and amortization:
    MPC                                          $      -   $      -   $      -
    MPAL                                            2,357      2,205      2,140
                                                 --------   --------   --------
    Total consolidated                           $  2,357   $  2,205   $  2,140
                                                 ========   ========   ========

  Exploratory and dry hole costs:
    MPC                                                50   $     32   $    598
    MPAL                                            2,009      3,314      5,645
                                                 --------   --------   --------
    Total consolidated                           $  2,059   $  3,346   $  6,243
                                                 ========   ========   ========

  Income tax expense (credit):
    MPC                                          $    105   $      1   $    276
    MPAL                                              157        143      1,166
                                                 --------   --------   --------
    Total consolidated                           $    (52)  $    144   $  1,442
                                                 =========  ========   ========

12.       Geographic information

         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                     Year ended June 30,
                                              ---------------------------------
                                                1999         1998         1997
                                              -------      -------      -------
Revenue:
  Australia                                   $13,924      $15,148      $20,618
  United States                                   191          192          140
                                              -------      -------      -------
                                              $14,115      $15,340      $20,758
                                              =======      =======      =======
Operating income (loss):
  Australia                                   $ 3,144      $ 3,979      $10,195
  Belize                                         (351)        (195)      (2,584)
  United States                                   (46)        (163)      (2,862)
                                              -------      -------      -------
                                                2,747        3,621        4,749
  Corporate overhead and interest
    net of other income                          (176)        (759)        (446)
                                              -------      -------      -------
  Consolidated operating income before
    income taxes and minority interests       $ 2,571      $ 2,862      $ 4,303
                                              =======      =======      =======

Net income (loss):
  Australia                                   $ 1,945      $ 1,911      $ 5,212
  Belize                                         (178)        (103)      (1,320)
  United States                                  (822)        (771)      (3,198)
                                              -------      -------      -------
                                                  945      $ 1,037      $   694
                                              =======      =======      =======
Identifiable assets:
  Australia                                   $40,218      $35,236      $42,516
  Belize                                            -          433          563
  United States                                   169           17           70
                                              -------      -------      -------
                                               40,387       35,686       43,149
  Corporate assets                              3,847        4,093        3,081
                                              -------      -------      -------
                                              $44,234      $39,779      $46,230
                                              =======      =======      =======

          Substantially all of MPAL's gas sales were to the Power and Water Authority ("PAWA") of the Northern Territory of Australia ("NTA"). Most of MPAL's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide.

13.       Other financial information

                                                    Year ended June 30,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Costs and expenses - Other
  Consultants                              $  160,684   $   52,741   $  108,552
  Directors' fees and expense                 200,373      181,466      173,832
  Insurance                                   189,765      217,503      284,532
  Interest expense                             19,259       24,468       32,005
  Rent                                        167,947      271,241      326,665
  Taxes                                       158,925      218,467      234,960
  Travel                                      145,046      219,172      233,044
  Other (net of overhead reimbursements)     (277,496)    (228,126)    (426,323)
                                           ----------   ----------   ----------
                                           $  764,503   $  956,932   $  967,267
                                           ==========   ==========   ==========

Royalty payments                           $1,224,149   $1,464,478   $1,930,011
                                           ==========   ==========   ==========

Interest payments                          $   19,259   $   24,468   $   32,005
                                           ==========   ==========   ==========

Income tax payments                        $  105,370   $    1,000   $2,256,934
                                           ==========   ==========   ==========

14.       Selected quarterly financial data (unaudited)

          The following is a summary (in thousands) of the quarterly results of operations for the years ended June 30, 1999 and 1998:

1999                                  QTR 1       QTR 2       QTR 3       QTR 4*
                                     -------     -------     -------     -------
                                       ($)         ($)         ($)         ($)
Total revenues                        3,200       3,570       3,319       4,026
Costs and expenses                   (3,398)     (2,781)     (3,332)     (2,033)
Income tax (provision) benefit           53        (372)        (98)        469
Minority interests                      (28)       (358)        (38)     (1,254)
                                     -------     -------     -------     -------
Net income (loss)                      (173)         59        (149)      1,208
                                     =======     =======     =======     =======
Per share (basic & diluted)            .01          -         (.01)        .05
                                       ===         ===        =====        ===

1998                                  QTR 1       QTR 2       QTR 3       QTR 4
                                     -------     -------     -------     -------
                                       ($)         ($)         ($)         ($)
Total revenues                        4,552       4,497       3,184       3,107
Costs and expenses                   (3,943)     (2,858)     (2,442)     (3,235)
Income tax (provision) benefit         (251)       (520)       (246)        873
Minority interests                     (288)       (653)       (324)       (417)
                                     -------     -------     -------     -------
Net income                               70         466         172         328
                                     =======     =======     =======     =======
Per share (basic & diluted)             -          .02         .01         .01
                                       ===         ===         ===         ===

*See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (unaudited)

                                  June 30, 1999

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

Estimated net quantities of proved developed and proved oil and gas reserves:

                                             Natural Gas               Oil
                                                (Bcf)            (Thousand Bbls)
Proved Reserves:                              Australia             Australia
                                                 (*)

June 30, 1996                                   79.670                 1,201
Revision of previous estimates                   (.861)                   65
Extensions and discoveries                      22.946                     -
Production                                      (5.673)                 (307)
                                               --------                 -----
June 30, 1997                                   96.082                   959
Revision of previous estimates                  (5.071)                  204
Extensions and discoveries                           -                     -
Production                                      (5.844)                 (248)
                                               --------                 -----
June 30, 1998                                   85.167                   915
Revision of previous estimates                    .011                    20
Extensions and discoveries                       1.258                     -
Production                                      (5.898)                 (205)
                                                -------                 -----
June 30, 1999                                   80.538                   730
                                                ======                   ===

Proved Developed Reserves:

June 30, 1996                                   79.670                 1,201
                                                ======                 =====

June 30, 1997                                   96.082                   959
                                                ======                   ===

June 30, 1998                                   85.167                   915
                                                ======                   ===

June 30, 1999                                   80.538                   730
                                                ======                   ===
-------------------

(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts. Approximately 49.1% of reserves are attributable to minority interests at June 30, 1999 (49.3% for 1998 and 1997).

Costs of oil and gas activities (in thousands):

                                                        Australia
                                          Exploration                Development
              Fiscal Year                    Costs                      Costs
                 1999                        $1,648                     $3,757
                 1998                         3,196                      3,474
                 1997                           580                        678

                                                         Americas
                                          Exploration                Acquisition
              Fiscal Year                    Costs                      Costs
                 1999                        $   81                     $   --
                 1998                           150                         79
                 1997                         3,138                         47

Capitalized costs subject to depletion, depreciation and amortization ("DD&A") (in thousands):

                                                    June 30, 1999
                                     Australia         Americas           Total
Costs subject to DD&A                 $49,456            $  -           $49,456
Costs not subject to DD&A                   -             171               171
Less accumulated DD&A                 (22,902)              -           (22,902)
                                      --------           ----           --------
Net capitalized costs                 $26,554            $171           $26,725
                                      =======            ====           =======

                                                    June 30, 1998
                                     Australia         Americas           Total
Costs subject to DD&A                 $41,470            $  -           $41,470
Costs not subject to DD&A                   -             499               499
Less accumulated DD&A                 (18,950)              -           (18,950)
                                      --------           ----           --------
Net capitalized costs                 $22,520            $499           $23,019
                                      =======            ====           =======

Discounted future net cash flows:

         The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 1999. Australia was the only cost center with proved reserves. At June 30, 1999, approximately 49.1% (49.3% for 1998 and 1997) of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                             Total
                                               ---------------------------------
                                                  1999        1998        1997
                                               ---------   ---------   ---------
Future cash inflows                            $144,116    $136,828    $198,406
Future production costs                         (17,917)    (17,441)    (22,204)
Future development costs                              -        (893)          -
Future income tax expense                       (42,288)    (40,429)    (60,926)
                                               ---------   ---------   ---------
Future net cash flows                            83,911      78,065     115,276
10% annual discount for estimating timing
  of cash flows                                 (30,590)    (29,813)    (46,963)
                                               ---------   ---------   ---------
Standardized measures of discounted future
  net cash flows                               $ 53,321    $ 48,252    $ 68,313
                                               ========    ========    ========

         The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

                                                  1999        1998        1997
                                                --------   ---------    --------
Net change in prices and production costs       $   952    $ (4,318)    $18,300
Extensions and discoveries                        1,123           -      29,530
Revision of previous quantity estimates             (62)     (6,675)       (341)
Changes in estimated future development costs         -      (1,087)          -
Sales and transfers of oil and gas produced (6,033) (8,849) (11,264) Previously estimated development cost
  incurred during the period                        893           -           -
Accretion of discount                             3,966       5,623       3,535
Net change in income taxes                          386       5,716     (12,604)
Net change in exchange rate                       3,844     (10,471)     (3,056)
                                                -------    ---------    --------
                                                $ 5,069    $(20,061)    $24,100
                                                =======    =========    =======

Additional information regarding discounted future net cash flows:

                                    Australia

Reserves - Natural Gas

         Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which have been limited to the quantities of gas committed to specific contracts.

Reserves and Costs - Oil

         At June 30, 1999, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 1999. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income taxes

         Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$13,081,000, A.$9,995,000 and A.$9,236,000 in unrecouped capital expenditures at 1999, 1998 and 1997, respectively. The tax rate in computing Australian future income tax expense was 36%.

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

Results of Operations

          The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 1999:

                                                       Americas                                  Australia
                                          ------------------------------------       ------------------------------------
                                            1999         1998           1997           1999          1998          1997
                                          --------     --------       --------       --------      --------      --------
Revenues:
  Oil sales                               $     7      $     3        $     -        $ 2,566       $ 4,095       $ 6,740
  Gas sales                                     -            -              -          9,640        10,485        11,552
  Other production income                       -            -              -          1,180           632         1,512
                                          --------     --------       --------       --------      --------      --------
  Total revenues                                7            3              -         13,386        15,212        19,804
                                          --------     --------       --------       --------      --------      --------

Costs:
  Production costs                             14            5              -          4,358         3,642         4,811
  Depletion, exploratory
    and dry hole costs                        410          151          3,008          3,905         5,937         2,605
                                          --------     --------       --------       --------      --------      --------
  Total costs                                 424          156          3,008          8,263         9,579         7,416
                                          --------     --------       --------       --------      --------      --------

Income (loss) before taxes and
  minority interest                          (417)        (153)        (3,008)         5,123         5,633        12,388
  Income tax provision (36%)                    -            -              -         (1,844)       (2,028)       (4,460)
                                          --------     --------       --------       --------      --------      --------
Income before minority interests             (417)        (153)        (3,008)         3,279         3,605         7,928
  Minority interests*                         177           74          1,327         (1,610)       (1,779)       (3,909)
                                          --------     --------       --------       --------      --------      --------
Net income (loss) from
  Operations                              $   240      $   (79)       $(1,681)       $ 1,669       $ 1,826       $ 4,019
                                          ========     ========       ========       =======       =======       =======

Depletion per unit of
  Production                                    -            -              -        A.$2.73       A.$2.30       A.$1.86
                                          ========     ========       ========       =======       =======       =======

* Minority interests 49.1% in 1999, 49.3 % in 1998 and 1997

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 Certain Relationships and Related Transactions, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 1999, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      (1)      Financial Statements.

                           The  financial  statements  listed below and included
under Item 8 are filed as part of this report.                            Page
                                                                       reference

Report of Independent Auditors                                             38

Consolidated balance sheets as of June 30, 1999 and 1998                   39

Consolidated statements of income for each of the three years
  in the period ended June 30, 1999                                        40

Consolidated statements of changes in stockholders' equity for each
  of the three years in the period ended June 30, 1999                     41

Consolidated statements of cash flows for each of the three years
  in the period ended June 30, 1999                                        42

Notes to consolidated financial statements                                43-68

Supplementary oil and gas information (unaudited)                         69-73

                  (2)      Financial Statement Schedules.

                           All  schedules  have been omitted since the required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

                  (3)      Exhibits.

                           List of each management  contract or  compensatory or
arrangement required to be filed as an exhibit pursuant to Item 14(c).

         (b)      Reports on Form 8-K.

                  None.

         (c)      Exhibits.

                  The following exhibits are filed as part of this report:

         Item Number

                  2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                           None.

                  3.       Articles of Incorporation and By-Laws.

                           (a) Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth as filed on February 12, 1988 with the State of Delaware filed as exhibit 4(b) to Form S-8 Registration Statement, filed on January 14, 1999, are incorporated herein by reference.

                           (b) Copy of the By-Laws, as amended filed as exhibit 4(c) to Form S-8 Registration Statement, filed on January 14, 1999 is incorporated herein by reference.

                  4. Instruments defining the rights of security holders, including indentures.

                           None.

                  9.       Voting Trust Agreement.

                           None.

                  10.      Material contracts.

                           (a) Petroleum Lease No. 4 dated November 18, 1981 granted by the Northern Territory of Australia to United Canso Oil & Gas Co. (N.T.) Pty Ltd. is filed herein.

                           (b) Petroleum Lease No. 5 dated November 18, 1981 granted by the Northern Territory of Australia to Magellan Petroleum (N.T.) Pty. Ltd. is filed herein.

                           (c) Gas Sales Agreement between The Palm Valley Producers and The Northern Territory Electricity Commission dated November 11, 1981 is filed herein.

                           (d) Palm Valley Petroleum Lease (OL3) dated November 9, 1982 is filed herein.

                           (e)  Agreements relating to Kotaneelee.
                                  (1)  Copy of  Agreement  dated  May  28,  1959
                                   between the Company et al and Home Oil Company Limited et al and Signal Oil and Gas Company is filed herein.

                                  (2) Copies of  Supplementary  Documents to May
                                   28, 1959 Agreement (see (e)(1) above), dated June 24, 1959, consisting of Guarantee by Home Oil Company Limited and Pipeline Promotion Agreement is filed herein.

                                  (3) Copy of  Modification  to Agreement  dated
                                   May 28, 1959 (see (e)(1) above), made as of January 31, 1961, is filed herein.

                                  (4) Copy of Letter Agreement dated February 1,
                                   1977 between the Company and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field is filed herein.

                           (f) Palm Valley Operating Agreement dated April 2, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., C.
                           D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, I.E.D.C. Australia Pty. Ltd., Southern Alloys Ventures Pty. Limited and Amadeus Oil N.L. is filed herein.

                           (g) Mereenie Operating Agreement dated April 27, 1984 between Magellan Petroleum (N.T.) Pty., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Oilmin (N.T.) Pty. Ltd., Krewliff Investments Pty. Ltd., Transoil (N.T.) Pty. Ltd. and Farmout Drillers NL and Amendment of October 3, 1984 to the above agreement are filed herein.

                           (h) Palm Valley Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., C.
                           D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, IEDC Australia Pty Limited, Amadeus Oil N.L., Southern Alloy Venture Pty. Limited and Gasgo Pty. Limited. Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28, 1985 that the Guarantee is binding. All of the above are filed herein.

                           (i) Mereenie Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso
                           Resources Limited, Moonie Oil N.L., Petromin No Liability, Transoil No Liability, Farmout Drillers N.L., Gasgo Pty. Limited, The Moonie Oil Company Limited, Magellan Petroleum Australia Limited and Flinders Petroleum N.L. Also included is the Guarantee of the Northern Territory of Australia dated June 28, 1985. All of the above are filed herein.

                           (j) Agreements dated June 28, 1985 relating to Amadeus Basin -Darwin Pipeline which include Deed of Trust Amadeus Gas Trust, Undertaking by the Northern Territory Electric Commission and Undertaking from the Northern Territory Gas Pty Ltd. are filed herein.

                           (k) Agreement between the Mereenie Producers and the Palm Valley Producers dated June 28, 1985 is filed herein.

                           (l) Form of Agreement pursuant to Article SIXTEENTH of the Company's Certificate of Incorporation and the applicable By-Law to indemnify the Company's directors and officers is filed herein.

                           (m) 1998 Stock Option Plan, filed as exhibit 4(a) to Form S-8 Registration Statement on January 14, 1999, is incorporated herein by reference.

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

                           Not applicable.

                    23.    Consent of experts and counsel.

                           Consent of Ernst & Young LLP filed herein.

                    24.    Power of attorney.

                           None.

                    27.    Financial Data Schedule.

                           Filed herein (EDGAR filing only).

                    99.    Additional Exhibits.

                           None.

            (d)     Financial Statement Schedules.

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


Dated:  September 15, 1999


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


/s/ Benjamin W. Heath                    /s/ James R. Joyce
Benjamin W. Heath                        James R. Joyce
Director                                 Director, President and Chief Executive
                                         Officer, Chief Financial and Accounting
                                         Officer


Dated:  September 15, 1999              Dated:  September 15, 1999
        -------------------------               ------------------------


/s/ Hedley Howard                        /s/ Walter McCann
Hedley Howard                            Walter McCann
Director                                 Director


Dated:  September 15, 1999              Dated:  September 15, 1999
        -------------------------               ------------------------


/s/ Timothy L. Largay                    /s/ Ronald P. Pettirossi
Timothy L. Largay                        Ronald P. Pettirossi
Director                                 Director


Dated:  September 15, 1999              Dated:  September 15, 1999
        -------------------------               ------------------------

                                INDEX TO EXHIBITS


Exhibit No.

     10.      (a)     Petroleum Lease  No. 4 dated  November  18,  1981  granted by the Northern Territory of Australia to United Canso Oil
                      & Gas Co. (N.T.) Pty Ltd.

              (b)     Petroleum Lease  No. 5 dated  November  18,  1981  granted
                      by  the  Northern  Territory  of  Australia   to  Magellan
                      Petroleum (N.T.) Pty. Ltd.

              (c)     Gas Sales Agreement between  The Palm Valley Producers and
                      The  Northern  Territory   Electricity  Commission   dated
                      November 11, 1981

              (d)     Palm Valley Petroleum Lease (OL3) dated November 9, 1982

              (e)     Agreements relating to Kotaneelee

                      (1) Copy of Agreement dated May 28, 1959 between the Company et al. and Home Oil Company Limited et al. and Signal Oil and Gas Company

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

Exhibit No.

              (g) Mereenie Operating Agreement dated April 27, 1984 between Magellan Petroleum (N.T.) Pty., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Oilmin (N.T.) Pty. Ltd., Krewliff Investments Pty. Ltd., Transoil (N.T.) Pty. Ltd. and Farmout Drillers NL and Amendment of October 3, 1984 to the above agreement

              (h) Palm Valley Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., C. D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, IEDC Australia Pty Limited, Amadeus Oil N.L., Southern Alloy Venture Pty. Limited and Gasgo Pty., Limited. Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28, 1985 that the Guarantee is binding.

              (i) Mereenie Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Moonie Oil N.L., Petromin No Liability, Transoil No Liability, Farmout Drillers N.L., Gasgo Pty. Limited, The Moonie Oil Company Limited, Magellan Petroleum Australia Limited and Flinders Petroleum N.L. Also included is the Guarantee of the Northern Territory of Australia dated June 28, 1985.

              (j) Agreements dated June 28, 1985 relating to Amadeus Basin - Darwin Pipeline which include Deed of Trust Amadeus Gas Trust, Undertaking by the Northern Territory Electric Commission and Undertaking from the Northern Territory Gas Pty Ltd.

              (k) Agreement between the Mereenie Producers and the Palm Valley Producers dated June 28, 1985

              (l) Form of Agreement pursuant to Article SIXTEENTH of the Company's Certificate of Incorporation and the applicable By-Law to indemnify the Company's directors and officers

     21.      Subsidiaries of the Registrant

     23.      Consent of Independent Auditors

     27.      Financial Data Schedule (EDGAR filing only)