Form 10-Q
period 1999-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 1999-11-12
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1999
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of November 3, 1999 was 25,108,226.

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,             June 30,
                                                                                  1999                    1999
                                                                              -------------            -----------
                                ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents                                                    $12,201,166             $13,380,699
  Accounts receivable                                                            1,781,777                 676,710
  Marketable securities                                                                  -                 392,973
  Reimbursable development costs                                                   171,396                  95,743
  Inventories                                                                      293,465                 215,953
  Other assets                                                                     254,368                 282,900
                                                                               -----------             -----------
          Total current assets                                                  14,702,172              15,044,978
                                                                               -----------             -----------

Marketable securities                                                            2,221,607               1,709,455
                                                                               -----------             -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                            45,644,716              46,430,741
  Land, buildings and equipment                                                  1,744,768               1,822,094
  Field equipment                                                                1,341,462               1,373,326
                                                                               -----------             -----------
          Total property and equipment                                          48,730,946              49,626,161
  Less accumulated depletion, depreciation and amortization                    (23,001,937)            (22,901,263)
                                                                               -----------             -----------
  Net property and equipment                                                    25,729,009              26,724,898
                                                                               -----------             -----------

  Other assets                                                                     737,228                 754,639
                                                                               -----------             -----------
  Total assets                                                                 $43,390,016             $44,233,970
                                                                               ===========             ===========
       LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 1,003,979             $ 1,372,043
  Accrued liabilities                                                              683,472                 780,570
  Income taxes payable                                                             117,378                 120,150
                                                                               -----------             -----------
          Total current liabilities                                              1,804,829               2,272,763
                                                                               -----------             -----------

Long term liabilities:
  Deferred income taxes                                                          6,148,969               6,060,402
  Reserve for future site restoration costs                                        866,065                 849,311
                                                                               -----------             -----------
          Total long term liabilities                                            7,015,034               6,909,713
                                                                               -----------             -----------

Minority interests                                                              15,167,916              15,317,698
                                                                               -----------             -----------

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 25,108,226 shares                                                  251,082                 251,082
  Capital in excess of par value                                                43,586,606              43,586,606
                                                                               -----------             -----------
  Total capital                                                                 43,837,688              43,837,688
  Accumulated deficit                                                          (18,261,496)            (18,404,824)
  Accumulated other comprehensive loss                                          (6,173,955)             (5,699,068)
                                                                               -----------             -----------
          Total stockholders' equity                                            19,402,237              19,733,796
                                                                               -----------             -----------
Total liabilities, minority interests and stockholders' equity                 $43,390,016             $44,233,970
                                                                               ===========             ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                               Three months ended
                                                                                  September 30,
                                                                         1999                      1998
                                                                      ----------                ----------
Revenues:
  Oil sales                                                           $  812,258                $  690,170
  Gas sales                                                            2,444,359                 2,199,841
  Other production related revenues                                      188,166                   130,358
  Interest income                                                        184,921                   179,811
                                                                      ----------                ----------
                                                                       3,629,704                 3,200,180
                                                                      ----------                ----------
Costs and expenses:
  Production costs                                                       964,999                 1,075,893
  Exploration and dry hole costs                                         280,074                 1,058,426
  Salaries and employee benefits                                         627,287                   347,653
  Depletion, depreciation and
    Amortization                                                         633,696                   519,671
  Auditing, accounting and
    legal services                                                       156,687                   180,873
  Shareholder communications                                              31,301                    33,964
  Other administrative expenses                                          236,890                   181,620
                                                                      ----------                ----------
                                                                       2,930,934                 3,398,100
                                                                      ----------                ----------

Income (loss) before income taxes and minority interests                 698,770                  (197,920)
  Income tax provision (benefit)                                         227,688                   (52,835)
                                                                      ----------                ----------
Income (loss) before minority interests                                  471,082                  (145,085)
  Minority interests                                                    (327,754)                   28,217
                                                                      ----------                ----------
Net (loss) income                                                     $  143,328                $ (173,302)
                                                                      ==========                ==========

Average number of shares:
    Basic                                                             25,108,226                25,019,995
                                                                      ==========                ==========
    Diluted                                                           25,151,889                25,121,540
                                                                      ==========                ==========

Net income (loss) per share (basic & diluted)                            $.01                     $(.01)
                                                                         ====                     ======


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                        Accumulated
                                                      Capital in                          other                        Comprehensive
                            Number       Common       excess of      Accumulated      comprehensive                        income
                          of shares      stock        par value        deficit             loss            Total           (loss)
                          ---------      -----        ---------        -------             ----            -----           ------

July 1, 1999               25,108,226     $251,082   $43,586,606     $(18,404,824)     $(5,699,068)     $19,733,796
  Net income                        -            -             -         $143,328                -         $143,328      $ 143,328
  Currency translation
    adjustments                     -            -             -                -         (474,887)        (474,887)      (474,887)
                                                                                                                         ----------
Comprehensive loss                                                                                                       $(331,559)
                           ----------     --------   -----------     ------------      -----------      -----------
September 30, 1999         25,108,226     $251,082   $43,586,606     $(18,261,496)     $(6,173,955)     $19,402,237
                           ==========     ========   ===========     =============     ============     ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                      Three months ended
                                                                                         September 30,
                                                                                1999                       1998
                                                                            -----------                -----------

Operating Activities:
  Net income (loss)                                                         $   143,328                $  (173,302)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Depletion, depreciation and amortization                                     633,696                    519,671
   Deferred income taxes                                                         85,795                   (299,026)
   Minority interests                                                           327,754                     28,217
  Increase (decrease) in operating assets and liabilities:
   Accounts receivable                                                         (933,218)                  (451,649)
   Reimbursable development costs                                               (55,398)                    86,312
   Other assets                                                                  63,353                     79,867
   Inventories                                                                  (38,886)                    99,201
   Accounts payable and accrued liabilities                                    (184,365)                 1,502,064
                                                                            -----------                -----------
Net cash provided by operating activities                                        42,059                  1,391,355
                                                                            -----------                -----------

Investing Activities:
  Marketable securities (purchased)                                            (119,179)                  (780,103)
  Net additions to property and equipment                                      (830,252)                (1,614,371)
                                                                            -----------                -----------
Net cash used in investing activities                                          (949,431)                (2,394,474)
                                                                            -----------                -----------

Financing Activities:
  Exercise of stock options                                                           -                     40,625
                                                                            -----------                -----------
Net cash used in financing activities                                                 -                     40,625
                                                                            -----------                -----------

  Effect of exchange rate changes on cash
    and cash equivalents                                                       (272,161)                  (487,421)
                                                                            -----------                -----------
Net decrease in cash and cash equivalents                                    (1,179,533)                (1,449,915)
  Cash and cash equivalents at beginning of year                             13,380,699                 12,436,297
                                                                            -----------                -----------
Cash and cash equivalents at end of period                                  $12,201,166                $10,986,382
                                                                            ===========                ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

                               September 30, 1999

Item 1.       Financial Statements - Notes

         The accompanying unaudited condensed consolidated financial statements include the Company's 50.98% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

          Segment Information - See Management's Discussion and Analysis of Financial Condition and Results of Operations

         The condensed consolidated financial statements at September 30, 1999, and for the three month periods ended September 30, 1999 and 1998, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP.

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

         The Company has assessed its Year 2000 readiness and determined that it is compliant. The Year 2000 change had no material impact on the Company's internal operations or financial results. The Company will be dependent on its suppliers, partners and customers to make their systems Year 2000 compliant, but this reliance should not have a material impact on the Company's operations or financial results.

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

                               September 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Anderson Oil & Gas, Inc. ("Anderson"), the operator of the Kotaneelee gas field, has reported to the Company that development costs totaling approximately Cdn. $6.9 million, of which the Company's share is U.S. $124,000, remain to be recovered at July 31, 1999. The amount of remaining recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada Oil and Gas) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco claims that the remaining costs to be recovered at March 31, 1999 were Cdn. $77,445,000 compared to the operator's reported amount of Cdn. $12,397,000 at the same date.

         Anderson has notified the Company that it will not make any payments to the carried interest owners, including the Company, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court. Anderson has stated that it will deposit the Company's share of net production proceeds in an interest bearing account with an escrow agent. The Company believes that such action by Anderson would be unlawful and intends to vigorously challenge Anderson's position in Court.

         Previous projections by the operator indicated that the carried interest account might reach payout status prior to the end of 1999. However, there can be no assurances that payout status will be reached within that timeframe, inasmuch as there are uncertainties as to production levels, gas pricing, field operating expenses and additional capital expenditures. The timing of actual payout will be materially impacted by the outcome of the Kotaneelee litigation on this issue.

         The Company's Annual Report on Form 10-K for the year ended June 30, 1999 should be read for a detailed discussion of the Kotaneelee litigation.

         Liquidity and Capital Resources

Consolidated

         At  September,   1999,  the  Company  on  a   consolidated   basis  had
approximately $14.4 million in cash and securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         A summary of the major changes in cash and cash equivalents during the three month period ended September 30, 1999 is as follows:

         Cash and cash equivalents at beginning of period           $13,381,000
         Cash provided by operations                                     42,000
         Net additions to property and equipment                       (830,000)
         Purchase of marketable securities                             (119,000)
         Other                                                         (273,000)
                                                                    ------------
         Cash and cash equivalents at end of period                 $12,201,000
                                                                    ===========

As to MPC

         At September 30, 1999, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and securities of approximately $3.1 million. MPC's annual operating budget is approximately $700,000. During fiscal 2000, MPC has budgeted approximately $200,000 for oil and gas exploration compared to the $92,000 expended during fiscal 1999. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in MPAL.

         During November 1999, MPAL paid a dividend of A.$.05 per share. MPC's share of this dividend after withholding taxes was approximately $600,000, which was added to its working capital.

As to MPAL

         At September 30, 1999, MPAL had cash and securities of approximately $11.3 million. MPAL has budgeted approximately $3.8 million for exploration in fiscal 2000 as compared to the $2 million expended during fiscal 1999. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         Total comprehensive income (loss) during the three month periods ended September 30, 1999 and 1998 were as follows:

                                                  Three months ended
                                                     September 30,
                                            1999                       1998
                                         ----------                -----------
Net income (loss)                        $ 143,328                  $(173,302)
Currency translation adjustments          (474,887)                  (704,311)
                                         ----------                -----------
Total comprehensive (loss)               $(331,559)                 $(877,613)
                                         ==========                 ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Results of Operations

Three month period ended September 30, 1999 vs. September 30, 1998.

         The Company had consolidated net income of $143,328 for the three month period ended September 30, 1999 compared to net loss of $173,302 for the comparable 1998 period. The components of consolidated net income for the comparable periods were as follows:

                                                     Three month period ended
                                                           September 30,
                                                     1999                1998
                                                  ----------          ---------
MPC unconsolidated pretax (loss)                  $(197,525)          $(202,271)
Share of MPAL pretax income                         456,927               2,204
Share of MPAL income tax provision                 (116,074)             26,765
                                                  ----------          ---------
Consolidated net income (loss)                    $ 143,328           $(173,302)
                                                  =========           ==========

Net income (loss) per share (basic & diluted)       $.01                $(.01)
                                                    ====                ======

                                    Revenues

          Oil sales increased 18% in the current quarter to $812,000 from $690,000 in 1998 because of a 52% increase in oil prices and the 9% Australian foreign exchange rate increase discussed below which were partially offset by a 24% decrease in the number of units sold. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                  Three month period ended September 30,
                                 1999 Sales                    1998 Sales
                           -----------------------        ----------------------
                                     Average price                 Average price
                           bbls         per bbl           bbls        per bbl
                           ----         -------           ----        -------
Australia-Mereenie         49,095       A.$31.59          64,289      A.$20.83

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Gas sales  increased 11% to $2,444,000 in 1999 from  $2,200,000 in 1998 primarily because of the 9% Australian foreign exchange rate increase discussed below and the price increases indicated below which were partially offset by a 3% decrease in the volume of gas sold. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                     Three month period ended September 30,
                                     1999 Sales                 1998 Sales
                                 --------------------       --------------------
                                        Average price              Average price
                                  bcf      per mcf           bcf      per mcf
                                  ---      -------           ---      -------
                                            (A.$)                      (A.$)
Australia:
Palm Valley
  Alice Springs contract          .291      2.94             .285      2.97
  Darwin contract                 .574      2.02             .723      2.02
Mereenie:
  Darwin contact                  .576      2.22             .526      1.99
  Other                           .292      2.95             .245      2.68
                                  ----                       ----
       Total                     1.733                      1.779
                                 =====                      =====

         Other production related revenues increased 44% to $188,000 in 1999 from $130,000 in 1998. The primary reason for this increase was that MPAL's share of gas pipeline tariffs increased to $159,000 in 1999 from $99,000 in 1998.

         Interest income increased 3% to $185,000 in 1999 from $180,000 in 1998.

                               Costs and Expenses

         Production costs decreased 10% in 1999 to $965,000 from $1,076,000 in 1998. In the 1998 period, there was substantial remedial work performed on certain wells in the Mereenie field.

         Exploration and dry hole costs totaled $280,000 in 1999 compared to $1,058,000 in 1998. In 1998, the Newhaven well in the Ngalia basin and the Springbok well offshore Western Australia were abandoned. The 1999 costs related primarily to the work being performed on MPAL's offshore Western Australia properties.

         Salaries and employee benefits increased 80% from $348,000 in 1998 to $627,000 in 1999. During August 1999, MPAL's General Manager retired and received the balance of his unpaid salary of $228,000 under his employment contract. The Australian foreign exchange rate also increased 9% during the 1999 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Depletion, depreciation and amortization increased 22% from $520,000 in 1998 to $634,000 in 1999. Approximately 13% of the increase is attributable to the capital expenditures incurred in fiscal 1999 which are now being amortized and the balance is attributable to the 9% increase in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses decreased 13% from $181,000 in 1998 to $157,000 in 1999. During the 1998 period, MPAL had incurred additional legal and tax fees in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

         Shareholder communications decreased 8% from $34,000 in 1998 to $31,000 in 1999.

          Other administrative expenses increased 30% from $182,000 in 1998 to $237,000 in 1999. During 1998, MPAL was able to charge a greater amount of its overhead to its joint venture partners than during the 1999 period. In addition, the 9% Australian foreign exchange rate difference contributed to the increase in 1999.

                                  Income Taxes

          Income tax expense increased from a $53,000 tax benefit in 1998 to a $228,000 tax expense in 1999. The effective income tax rate was 33% for the 1999 period. In the 1998 period, MPAL's reduced income resulted in a $53,000 tax benefit. The components of tax income expense between MPC and MPAL were as follows:


                                                 1999                  1998
                                                 ----                  ----
MPC                                            $      -              $      -
MPAL                                            228,000               (53,000)
                                               --------              ---------
Consolidated                                   $228,000              $(53,000)
                                               ========              =========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.6521 at September 30, 1999 compared to a value of $.6675 at June 30, 1999. This resulted in a $475,000 charge to the foreign currency translation adjustments account for the three month period ended September 30, 1999. The 2% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at September 30, 1999 from the June 30, 1999 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.6501 for the quarter ended September 30, 1999, which is a 9% increase compared to the $.5989 rate for the quarter ended September 30, 1998.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 1999, the carrying value of such investments was approximately $2.2 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. During the three month period ended September 30, 1999, the value of the Australian dollar relative to the U.S. dollar decreased 2% and reduced the reported asset amounts at September 30, 1999 from the June 30, 1999 amounts.

                         MAGELLAN PETROLEUM CORPORATION

                           PART II - OTHER INFORMATION

                               September 30, 1999

Item 5.           Other Information

          Effective January 17, 2000, MPAL will withdraw from the TP/12 & EP-398 venture in the Carnarvon Basin offshore Western Australia. There will be no financial impact as a result of this action since all the costs of this project have been previously written off.

          On November 8, 1999, MPAL announced an agreement by which the Mereenie producers (MPAL 35%) will sell approximately 5 Bcf of gas over a three year period to N.T. Power Generation. The Mereenie gas will be used for power generation at the Yimuyn Manjerr Gold Mine in the Northern Territory of Australia.

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

          On September 10, 1999, the Company filed a Current Report on Form 8-K to report that the Annual Meeting of Stockholders will be held on Thursday, December 2, 1999 at 1:00 p.m. at the Hyatt Regency Orlando International Hotel, 9300 Airport Boulevard, Orlando, Florida 32827.

          On August 16, 1999, the Company filed a Current Report on Form 8-K to report that Mr. Dennis D. Benbow resigned as a director of the Company and as General Manager of MPAL effective August 13, 1999. The Company also reported that Mr. Hedley Howard was appointed a director of the Company and General Manager of MPAL to replace Mr. Benbow.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                       MAGELLAN PETROLEUM CORPORATION
                                                  Registrant





Date:  November 10, 1999               By /s/ James R. Joyce
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer