Form 10-Q
period 1999-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2000-02-11
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1999
                               ------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of February 4, 2000 was 25,108,226.

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,    June 30,
                                                                                                 1999          1999
                                ASSETS ...................................................                   (unaudited)
Current assets:
    ......................................................................................
  Cash and cash equivalents ..............................................................   $ 12,256,557    $ 13,380,699
  Accounts receivable ....................................................................      3,478,611         676,710
  Marketable securities ..................................................................        495,280         392,973
  Reimbursable development costs .........................................................        159,707          95,743
  Inventories ............................................................................        351,512         215,953
  Other assets ...........................................................................        240,061         282,900
                                                                                             ------------    ------------
          Total current assets ...........................................................     16,981,728      15,044,978
                                                                                             ------------    ------------

Marketable securities ....................................................................      2,217,531       1,709,455
                                                                                             ------------    ------------
Property and equipment:
  Oil and gas properties (successful efforts method) .....................................     45,749,190      46,430,741
  Land, buildings and equipment ..........................................................      1,792,062       1,822,094
  Field equipment ........................................................................      1,349,839       1,373,326
                                                                                             ------------    ------------
          Total property and equipment ...................................................     48,891,091      49,626,161
  Less accumulated depletion, depreciation and amortization ..............................    (24,402,107)    (22,901,263)
                                                                                             ------------    ------------
  Net property and equipment .............................................................     24,488,984      26,724,898
                                                                                             ------------    ------------
  Other assets ...........................................................................        741,638         754,639
                                                                                             ------------    ------------
  Total assets ...........................................................................   $ 44,429,881    $ 44,233,970
                                                                                             ============    ============
       LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................................   $  2,158,362    $  1,372,043
  Accrued liabilities ....................................................................        700,596         780,570
  Income taxes payable ...................................................................        118,080         120,150
                                                                                             ------------    ------------
          Total current liabilities ......................................................      2,977,038       2,272,763
                                                                                             ------------    ------------
Long term liabilities:
  Deferred income taxes ..................................................................      5,542,561       6,060,402
  Reserve for future site restoration costs ..............................................        930,906         849,311
                                                                                             ------------    ------------
          Total long term liabilities ....................................................      6,473,467       6,909,713
                                                                                             ------------    ------------
Minority interests .......................................................................     15,045,043      15,317,698
                                                                                             ------------    ------------
Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 25,108,226 shares ........................................................        251,082         251,082
  Capital in excess of par value .........................................................     43,586,606      43,586,606
                                                                                             ------------    ------------
  Total capital ..........................................................................     43,837,688      43,837,688
  Accumulated deficit ....................................................................    (17,932,059)    (18,404,824)
  Accumulated other comprehensive loss ...................................................     (5,971,296)     (5,699,068)
                                                                                             ------------    ------------
          Total stockholders' equity .....................................................     19,934,333      19,733,796
                                                                                             ------------    ------------
Total liabilities, minority interests and stockholders' equity ...........................   $ 44,429,881    $ 44,233,970
                                                                                             ============    ============

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                   Three months ended                  Six months ended
                                                                      December 31,                       December 31,
                                                                  1999             1998              1999             1998
   Revenues:
     Oil sales                                              $   1,220,774       $   666,132       $2,033,032        $1,356,302
     Gas sales                                                  2,936,405         2,565,181        5,380,764         4,765,022
     Other production related revenues                            279,709           167,840          467,875           298,198
     Interest income                                              185,224           170,728          370,145           350,539
                                                              -----------       -----------      -----------       -----------
                                                                4,622,112         3,569,881        8,251,816         6,770,061
                                                               ----------        ----------       ----------        ----------
   Costs and expenses:
     Production costs                                           1,376,359         1,025,342        2,341,358         2,101,235
     Exploration and dry hole costs                               853,824           315,704        1,133,898         1,374,130
     Salaries and employee benefits                               389,467           375,679        1,016,754           723,332
     Depletion, depreciation and amortization                   1,214,547           535,426        1,848,243         1,055,097
     Auditing, accounting and legal services                       74,169           171,534          230,856           352,407
     Shareholder communications                                   107,925           107,413          139,226           141,377
     Other administrative expenses                                192,444           250,260          429,334           431,880
                                                               ----------        ----------       ----------        ----------
                                                                4,208,735         2,781,358        7,139,669         6,179,458
                                                                ---------         ---------        ---------         ---------
   Income before income taxes and minority interests              413,377           788,523        1,112,147           590,603
     Income tax provision                                        (530,641)          372,386         (302,953)          319,551
                                                              ------------      -----------     -------------      -----------
   Income before minority interests                               944,018           416,137        1,415,100           271,052
     Minority interests                                           614,581           357,955          942,335           386,172
                                                              -----------       -----------      -----------       -----------
   Net income (loss)                                          $   329,437       $    58,182      $   472,765        $ (115,120)
                                                              ===========       ===========      ===========        ===========
   Average number of shares outstanding
     Basic                                                     25,108,226        25,032,495       25,108,226        25,025,352
                                                               ==========        ==========       ==========        ==========
     Diluted                                                   25,130,373        25,128,482       25,130,373        25,121,339
                                                               ==========        ==========       ==========        ==========
   Net income per share
     Basic and Diluted EPS                                       $ .01              $               $ .02              $
                                                                 =====              ==              ======             =



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                      Accumulated
                                                         Capital in                      other                     Comprehensive
                               Number        Common      excess of    Accumulated     comprehensive                income
                             of shares       stock       par value      deficit          loss        Total         (loss)
                             ---------       -----       ---------      -------          ----        -----          ------
    ......................
July 1, 1999 .............     25,108,226    $251,082   $43,586,606   $(18,404,824)   $(5,699,068)   $19,733,796
  Net income .............           --          --            --          472,765           --          472,765   $472,765
  Currency translation                           --            --               --       (272,228)            --    272,228
                                                                                                                    -------
Comprehensive income                                                                                                $200,537
                              ---------       -----       ---------      -------          ----        -----         ========
December 31, 1999 ........     25,108,226    $251,082   $43,586,606   $(17,932,059)   $(5,971,296)   $19,934,333
                               ========      ========   ===========   ============    ===========    ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                         Six months ended
                                                                                            December 31,
                                                                                        1999            1998
Operating Activities:
    .........................................................................
  Net income (loss)..........................................................   $    472,765    $   (115,120)
  Adjustments to reconcile net income(loss)
    to net cash provided by operating activities:
    Depletion, depreciation and amortization ................................      1,848,243       1,055,097
    Deferred income taxes ...................................................       (519,911)        140,530
    Minority interests ......................................................        942,335         386,172
   Increase (decrease) in operating assets
    and liabilities:
    Accounts receivable .....................................................     (2,594,372)       (345,558)
    Reimbursable development costs ..........................................        (50,397)        (17,089)
    Other assets ............................................................         68,840          68,533
    Inventories .............................................................       (105,421)         98,111
    Accounts payable and accrued liabilities ................................        966,574        (196,865)
                                                                                ------------    ------------
Net cash provided by operating activities ...................................      1,028,656       1,073,811
                                                                                ------------    ------------
Investing Activities:
  Purchase of marketable securities (net) ...................................       (610,383)       (318,245)
  Net additions to property and equipment ...................................       (566,355)     (2,288,146)
                                                                                ------------    ------------
Net cash (used) in investing activities .....................................     (1,176,738)     (2,606,391)
                                                                                ------------    ------------

Financing Activities:
  Dividends to MPAL minority shareholders ...................................       (730,709)       (686,567)
  Exercise of stock options .................................................           --            40,625
                                                                                ------------    ------------
Net cash (used)in financing activities ...............................   ....       (730,709)       (645,942)
                                                                                ------------    ------------
  Effect of exchange rate changes on cash
  and cash equivalents ......................................................       (245,351)       (101,454)
                                                                                ------------    ------------
Net decrease in cash and cash equivalents ...................................     (1,124,142)     (2,279,976)
  Cash and cash equivalents at beginning of year ............................     13,380,699      12,436,297
                                                                                ------------    ------------
Cash and cash equivalents at
    end of period ...........................................................   $ 12,256,557    $ 10,156,321
                                                                                ============    ============

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

                                December 31, 1999
Item 1.       Financial Statements - Notes

         The accompanying unaudited condensed consolidated financial statements include the Company's 51% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


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

                         PART I - FINANCIAL INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

     Anderson Oil & Gas, Inc. ("Anderson"), the operator of the Kotaneelee gas field, has reported to the Company that development costs totaling approximately Cdn. $841,000, of which the Company's share is U.S. $15,000, remained to be recovered at October 31, 1999. The amount of remaining recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada Oil and Gas) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco claims that the remaining costs to be recovered at July 31, 1999 were either Cdn. $72,369,000 or Cdn. $33,911,000 depending on inclusion of interest compared to the operator's reported amount of Cdn. $6,921,000 at the same date.

         Anderson has notified the Company that it will not make any payments to the carried interest owners, including the Company, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court. Anderson has stated that it will deposit the Company's share of net production proceeds in an interest bearing account with an escrow agent. During December 1999, a motion was filed in Canada by the plaintiffs to direct Anderson to make timely payments of all current and future amounts due from its share of field revenues.

     Previous projections by the operator indicated that the carried interest account might reach payout status prior to the end of 1999. Based on production reports it appears that the payment status was reached during November 1999 and the Company has accrued its estimated share of revenues from the field for November and December 1999 of approximately $43,000. Inasmuch as there are uncertainties as to production levels, gas pricing, field operating expenses and additional capital expenditures there is no assurance that the Company's share of field revenues will continue or that the plaintiff will prevail on the motion to receive timely payments.

         The Company's Annual Report on Form 10-K for the year ended June 30, 1999 should be read for a detailed discussion of the Kotaneelee litigation.


         Liquidity and Capital Resources

Consolidated

         At December 31, 1999, the Company on a consolidated basis had approximately $15 million in cash and securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period       $13,381,000
         Cash provided by operations                              1,029,000
         Net additions to property and equipment                   (566,000)
         Purchase of marketable securities                         (610,000)
         Dividend to MPAL minority shareholders                    (731,000)
         Other                                                     (246,000)
                                                               -------------
         Cash and cash equivalents at end of period              $12,257,000
                                                                 ===========

As to MPC

         At December 31, 1999, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $3.8 million. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During fiscal 2000, MPC has budgeted approximately $100,000 for oil and gas exploration compared to the $92,000 expended during fiscal 1999. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in MPAL.

         During November 1999, MPAL paid a dividend of A.$.05 per share. MPC's share of this dividend after withholding taxes was approximately $646,000, which was added to its working capital.

As to MPAL

         At December 31, 1999, MPAL had working capital of approximately $12.4 million MPAL has budgeted approximately $3.8 million for exploration in fiscal 2000 as compared to the $2 million expended during fiscal 1999. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
     The only item included in accumulated other comprehensive loss is the Company's currency translation adjustments. Total comprehensive income (loss) during the three and six month periods ended December 31, 1999 and 1998 were as follows:


    .....................................................................
                                                                                       Three months ended   Six months ended
                                                                                           December 31, ..   December 31,
                                                                                      1999         1998         1999        1998

Net income (loss) .......................................................          $ 329,437    $  58,182    $ 472,765   $(115,120)
Currency translation adjustments ........................................            202,659      391,338     (272,228)   (312,973)
                                                                                   ---------    ---------    ---------   ---------
Total comprehensive income (loss) .......................................          $ 532,098    $ 449,520     $200,537   $(428,093)
                                                                                   =========    =========    =========   =========


         Three month period ended December 31, 1999 vs. December 31, 1998.

         The Company had consolidated net income of $329,437 for the three month period ended December 31, 1999 compared to net income of $58,182 for the comparable 1998 period. The components of consolidated net income for the comparable periods were as follows:

                                                   Three month period ended
                                                          December 31,
                                               1999                    1998
MPC unconsolidated pretax loss              $(195,741)              $(203,592)
MPC income tax                               (113,990)               (105,732)
Share of MPAL pretax income                   310,536                 502,587
Share of MPAL income tax (provision) benefit  328,632                (135,081)
                                             ---------              ----------
Consolidated net income                      $329,437               $  58,182
                                             =========              =========
Net income per share (basic & diluted)        $ .01                    $ -
                                              =====                    ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                               Revenues

          Oil sales increased by 83% in the current quarter to $1,221,000 from $666,000 in 1998 because of a 92% increase in oil prices, the 3% Australian foreign exchange rate increase discussed below and a 22% decrease in the number of units sold. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                            Three month period ended December 31,
                             1999 Sales                  1998 Sales
                     ---------------------------- ------------------------------
                                    Average price               Average price
                      bbls          per bbl       bbls          per bbl
Australia-Mereenie    48,243         A.$36.23      61,518        A.$18.94

     Gas sales  increased  14% to  $2,936,000  in 1999 from  $2,565,000  in 1998 because of the 6% increase in the volume of gas sold, increased prices (up an average 8%) and the 3% Australian foreign exchange rate increase discussed below. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                 Three month period ended December 31,
                                 1999 Sales                   1998 Sales
                           -----------------------    -------------------------
                                     Average price               Average price
                             bcf        per mcf         bcf         per mcf
Australia:                               (A.$)                       (A.$)
Palm Valley
  Alice Springs contract     .278        2.97           .325         2.98
  Darwin contract            .560        2.02           .593         2.02
Mereenie:
  Darwin contract            .681        2.31           .642         2.08
  Other                      .500        3.08           .340         2.72
                             -------                    ------
       Total                 2.019                      1.900
                             =====                      =====

     Other production related revenues increased 67% to $280,000 in 1999 compared to $168,000 in 1998. The reason for this increase was that MPAL's share of gas pipeline tariffs increased to $261,000 in 1999 compared to $136,000 in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Interest income increased 8% to $185,000 in 1999 from $171,000 in 1998. The increase in interest income is the result of the additional funds available for investment,higher interest rates and the 3% Australian foreign exchange rate decrease as discussed below.

                             Costs and Expenses

         Production costs increased 34% in 1999 to $1,376,000 from $1,025,000 in 1998. The increase relates to the costs at Mereenie where substantial remedial work was performed on certain wells and the field facilities. Field production began in September 1984 and additional remedial work probably will be required in the future.

         Exploration and dry hole costs totaled $854,000 in 1999 compared to $316,000 in 1998. The 1999 costs related primarily to the work being performed on MPAL's offshore Western Australia properties.

         Salaries and employee benefits increased 4% from $376,000 in 1998 to $389,000 in 1999. The Australian foreign exchange rate increased 3% during the 1999 period.

          Depletion, depreciation and amortization increased 127% from $535,000 in 1998 to $1,215,000 in 1999. The operator of the Mereenie field recently proposed a program for additional drilling and capital improvements. The estimated cost of these proposed expenditures increased the amount of depletion by approximately $452,000 in the 1999 period. In addition, there was a 4% net decrease in reserves used to calculate the depletion rate during the 1999 period and a 3% increase in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses decreased 57% from $172,000 in 1998 to $74,000 in 1999. The expense in the 1998 period related in part to legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

         Shareholder communications increased 0% from $107,000 in 1998 to $108,000 in 1999.

     Other administrative expenses decreased 23% from $250,000 in 1998 to $192,000 in 1999. Consulting and Insurance expenditures decreased during the 1999 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                             Income Taxes

     Income tax expense decreased from a $372,000 expense in 1998 to a tax benefit of $531,000 in 1999.Australia has enacted corporate tax rate reductions for the fiscal year ending June 30, 2001 (36% to 34%) and for the fiscal year ending June 30, 2002 (34% to 30%). At December 31, 1999, the Company recorded a $721,000 benefit in the amount of deferred income tax payable to reflect the change in rates. The components of income tax expense between MPC and MPAL were as follows:
                                         1999                        1998
                                         ----                        ----
MPC (Australian withholding tax)       $114,000                    $106,000
MPAL                                   (645,000)                    266,000
                                     -----------                  ---------
Consolidated tax provision (benefit)  $(531,000)                   $372,000
                                      ==========                   ========

                                                            Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.6560 at December 31, 1999 compared to a value of $.6521 at September 30, 1999. This resulted in a $203,000 credit to the foreign currency translation adjustments account for the three month period ended December 31, 1999. The average exchange rate used to translate MPAL's operations in Australia was $.6438 for the quarter ended December 31, 1999, which is a 3% increase compared to the $.6240 rate for the quarter ended December 31, 1998.

Six month period ended December 31, 1999 vs. December 31, 1998.

         The Company had consolidated net income of $472,765 for the six month period ended December 31, 1999 compared to a net loss of $115,120 for the comparable 1998 period. The components of consolidated net income (loss) for the comparable periods were as follows:

                                              Six month period ended
                                                    December 31,
                                                  1999                 1998
MPC unconsolidated pretax loss                 $(393,266)         $ (405,863)
MPC income tax                                  (113,990)           (105,732)
Share of MPAL pretax income                      767,463             504,791
Share of MPAL income tax(provision)benefit)      212,558            (108,316)
                                               -----------         ------------
Consolidated net income (loss)                 $ 472,765          $ (115,120)
                                                =========          ===========
Net income (loss) per share (basic & diluted)    $ .02               $ ( - )
                                                 =======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                 Revenues

          Oil sales increased by 50% in the current period to $2,033,000 from $1,356,000 in 1998 because of a 70% increase in oil prices and the 6% Australian foreign exchange increase as discussed below which was partially offset by a 23% decrease in the number of units sold. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                 Six month period ended December 31,
                                    1999                              1998
                                Average price                      Average price

                       bbls       per bbl            bbls             per bbl
Australia-Mereenie     97338      A.$33.89           125,807          A.$19.91

     Gas sales  increased  13% to  $5,703,000  in 1999 from  $5,381,000  in 1998 because of the increased prices (up an average 7%), 6% Australian foreign exchange increase as discussed below and a 2% increase in the volume of gas sold. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                       Six month period ended December 31,
                                          1999                        1998
                                      Average price              Average price
                            bcf          per mcf         bcf         per mcf
Australia:                                (A.$)                       (A.$)
Palm Valley
  Alice Springs contract    .569          2.95           .611         2.97
  Darwin contract           1.134         2.02           1.315        2.02
Mereenie:
  Darwin contact            1.257         2.27           1.168        2.04
  Other                     .792          3.03           .585         2.70
                            -----         ----           -----        ----
       Total                3.752                        3.679
                            =====                        =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

     Other production related revenues increased 57% to $468,000 in 1999 compared to $298,000 in 1998. The reason for this increase was that MPAL's share of gas pipeline tariffs increased to $420,000 in 1999 compared to $235,000 in 1998.

          Interest income increased 6% in 1999. The decrease from $351,000 in 1998 to $370,000 in 1999 resulted from the combination of lower interest rates, and the 14% Australian foreign exchange decrease as discussed below which was partially offset by additional capital available for investment.

                     Costs and Expenses

         Production costs increased 11% in 1999 to $2,341,000 from $2,101,000 in 1998. The increase relates to the costs at Mereenie where substantial remedial work was performed on certain wells and the field facilities. Field production began in September 1984 and additional remedial work probably will be required.

     Exploration and dry hole costs totaled $1,134,000 in 1999 compared to $1,374,000 in 1998. The 1999 costs related primarily to the work being performed on MPAL's offshore Western Australian properties.

          Salaries and employee benefits increased 41% to $1,018,000 from $723,000 in 1998. The Australian foreign exchange rate increased 6% during the 1999 period.

     Depreciation, depletion and amortization increased 75% in 1999 to 1,848,000 from $1,055,000 in 1998. The operator of the Mereenie field recently proposed a program for additional drilling and capital improvements. The estimated cost of these proposed expenditures increased the amount of depletion by approximately $452,000 in the 1999 period. In addition, there was a 4% net decrease in reserves used to calculate the depletion rate during the 1999 period and a 3% increase in the Australian exchange rate discussed below.

     Auditing, accounting and legal services decreased 34% in 1999 to $231,000 from $352,000 in 1998. The expense in the 1998 period related inpart to legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

     Shareholder communications decreased 2% in 1999 to $139,000 compared to $141,000 in 1998.

          Other administrative expenses decreased 1% from $432,000 in 1998 to $429,000 in 1999.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations (Cont'd)

                             Income Taxes

     Income tax expense decreased from a $320,000 expense in 1998 to a tax benefit of $303,000 in 1999. Australia has enacted corporate tax rate reductions for the fiscal year ending June 30, 2001 (36% to 34%) and for the fiscal year ending June 30, 2002 (34% to 30%). At December 31, 1999, the Company recorded a $721,000 benefit in the amount of deferred income tax payable to reflect the change in rates. The components of income tax expense between MPC and MPAL were as follows:


                                          1999                        1998
                                          ----                        ----
MPC (Australian withholding tax)        $114,000                    $106,000
MPAL                                    (417,000)                    214,000
                                       ----------                  ---------
Consolidated tax (benefit)              $303,000                    $320,000
                                        ========                    ========


                           Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.6560 at December 31, 1999 compared to a value of $.6675 at June 30, 1999. This resulted in a $272,000 charge to the foreign currency translation adjustments account for the six month period ended December 31, 1999. The 2% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at December 31, 1999 from the June 30, 1999 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.6470 for the six month period ended December 31, 1999, which is a 6% increase compared to the $.6114 rate for the period ended December 31, 1998.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

     The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments (including those classified as cash and cash equivalents) in marketable securities. At December 31, 1999, the carrying value of such investments was approximately $14.8 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. During the first half of fiscal 2000, the value of the Australian dollar relative to the U.S. dollar decreased 2% and reduced the reported asset amounts at December 31, 1999 from the June 30, 1999 amounts.

                           PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 1998

                         MAGELLAN PETROLEUM CORPORATION

                           PART II - OTHER INFORMATION

                                December 31, 1999

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) On December 2, 1999, the Company held its 1999 Annual General Meeting of Stockholders.

                  (b) The following directors were reelected as directors of the Company. The vote was as follows:

                        Shares                         Stockholders
                         For           Withheld            For         Withheld
James R. Joyce       21,013,693        598,031            2,592          228
Timothy L. Largay    21,015,034        596,690            2,594          226

                  (c) The firm of Ernst & Young LLP, was appointed as the Company's independent auditors for the year ending June 30, 2000. The vote was as follows:

                      Shares                               Stockholders
For                21,037,381                                 2,619
Agains                239,896                                    81
Abstain               334,447                                   120


Item 5.           Other Information.
                  During early February 2000, the first of two more crestal wells began drilling in the Mereenie field. These wells will be used to increase sales gas deliverability for existing contracts.

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

                  None.

                            SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                              MAGELLAN PETROLEUM CORPORATION
                                                       Registrant





Date:  February 11, 2000                           By /s/ James R. Joyce
                                                  James R. Joyce, President and
                                          Chief Financial and Accounting Officer