Form 10-Q
period 2000-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2000-05-11
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2000
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

         The number of shares outstanding of the issuer's single class of common stock as of May 5, 2000 was 25,108,226.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                              Page

         Consolidated balance sheets at March 31, 2000 and June 30, 1999      2

         Consolidated statements of operations for the three and nine months
         ended March 31, 2000 and March 31, 1999                              3

         Consolidated statements of cash flows for the nine months ended
         March 31, 2000 and March 31, 1999                                    4

         Consolidated statement of changes in stockholders' equity for the
         nine months ended March 31, 2000                                     5

         Notes to consolidated financial statements                           6

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk            17

                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                    18

ITEM 6   Exhibits and Reports on Form 8-K                                     18

         Signature                                                            19

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                           CONSOLIDATED BALANCE SHEETS

        ======================================================================= ======================= =======================
                                                                                      March 31,                June 30,
        ======================================================================= ======================= =======================
                                                                                         2000                    1999
                                        ASSETS                                         (Unaudited)                  (Note)
        Current assets:
          Cash and cash equivalents                                                   $ 12,499,814            $ 13,380,699
          Accounts receivable                                                            3,258,268               1,588,851
          Marketable securities                                                            749,081                 392,973
          Reimbursable development costs                                                   130,958                  95,743
          Inventories                                                                      300,263                 215,953
          Other assets                                                                     284,262                 282,900
                                                                                     --------------           -------------
                  Total current assets                                                  17,222,646              15,957,119
                                                                                     --------------           -------------
        Marketable securities                                                            2,214,490               1,709,455

        Property and equipment (successful efforts method)                              45,721,395              49,626,161
        Less: accumulated depletion, depreciation and amortization                     (23,464,974)            (22,901,263)
                                                                                     --------------           -------------
        Net property and equipment                                                      22,256,421              26,724,898
                                                                                     --------------           -------------
        Other assets                                                                       686,241                 754,639
                                                                                     --------------           -------------
        Total assets                                                                  $ 42,379,798            $ 45,146,111
                                                                                     ==============            ============
               LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                                                           $   2,009,592           $   2,284,184
          Accrued liabilities                                                              702,343                 780,570
          Income taxes payable                                                             367,235                 120,150
                                                                                     -------------          --------------
                  Total current liabilities                                              3,079,170               3,184,904

        Long term liabilities:
          Deferred income taxes                                                          5,166,805               6,060,402
          Reserve for future site restoration costs                                        906,281                 849,311
                                                                                     -------------           -------------
                  Total long term liabilities                                            6,073,086               6,909,713
                                                                                     -------------           -------------
        Minority interests                                                              14,335,034              15,317,698

        Stockholders' equity:
          Common stock, par value $.01 per share:
            Authorized  50,000,000 shares
            Outstanding 25,108,226 shares                                                  251,082                 251,082
          Capital in excess of par value                                                43,586,606              43,586,606
                                                                                     -------------           -------------
          Total capital                                                                 43,837,688              43,837,688
          Accumulated deficit                                                          (17,435,196)            (18,404,824)
          Accumulated other comprehensive loss                                          (7,509,984)             (5,699,068)
                                                                                     -------------           -------------
                  Total stockholders' equity                                            18,892,508              19,733,796
                                                                                     -------------           -------------
        Total liabilities, minority interests and stockholders' equity                $ 42,379,798            $ 45,146,111
                                                                                      ============            ============

         Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three months ended                  Nine months ended
                                                                           March 31,                          March 31,
                                                                    2000              1999             2000              1999

    Revenues:
      Oil sales                                                  $ 1,190,005      $   492,143        $3,223,037      $ 1,848,445
      Gas sales                                                    2,615,655        2,500,074         7,996,419        7,265,096
      Other production related revenues                              266,234          153,638           734,109          451,836
      Interest income                                                209,613          173,222           579,758          523,761
                                                                 -----------      -----------       -----------     ------------
                                                                   4,281,507        3,319,077        12,533,323       10,089,138
                                                                 -----------      -----------       -----------     ------------
    Costs and expenses:
      Production costs                                               965,165        1,640,961         3,306,523        3,742,196
      Exploration and dry hole costs                                 185,775          501,911         1,319,673        1,876,041
      Salaries and employee benefits                                 377,220          324,736         1,393,974        1,048,068
      Depletion, depreciation and amortization                       898,138          597,979         2,746,381        1,653,076
      Auditing, accounting and legal services                         46,681           95,259           277,537          447,666
      Shareholder communications                                      28,393           23,529           167,619          164,906
      Other administrative expenses                                  198,276          147,931           627,610          579,811
                                                                 -----------      -----------       -----------     ------------
                                                                   2,699,648        3,332,306         9,839,317        9,511,764
                                                                 -----------      -----------       -----------     ------------
    Income (loss) before income taxes and minority interests       1,581,859          (13,229)        2,694,006          577,374
      Income tax provision (credit)                                  490,506           98,186           187,553          417,737
                                                                 -----------      -----------       -----------     ------------
    Income (loss) before minority interests                        1,091,353         (111,415)        2,506,453          159,637
      Minority interests                                             594,490           37,941         1,536,825          424,113
                                                                 -----------      -----------       -----------     ------------
    Net income (loss)                                            $   496,863      $  (149,356)      $   969,628      $  (264,476)
                                                                 ===========      ============      ===========      ============
    Average number of shares outstanding
      Basic                                                       25,108,226       25,032,495        25,108,226       25,027,495
                                                                 ===========      ============      ===========      ============
      Diluted                                                     25,276,989       25,032,495        25,276,989       25,027,495
                                                                 ===========      ============      ===========      ============
    Net income (loss) per share
     Basic and Diluted EPS                                          $ .02            $(.01)            $. 04               $(.01)
                                                                    =====            ======             ====              ======

                             See accompanying notes.


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                           Accumulated
                                                         Capital in                           Other                    Comprehensive
                              Number        Common       excess of       Accumulated      Comprehensive                    Income
                            of shares       Stock        par value         Deficit             loss            Total       (loss)

July 1, 1999                 25,108,226      $251,082   $43,586,606      $(18,404,824)     $(5,699,068)     $19,733,796

  Net income                          -             -             -           969,628                -          969,628    $ 969,628
  Currency translation
  adjustments                         -             -             -                 -       (1,810,916)     (1,810,916)  (1,810,916)
  Comprehensive income
  (loss)                              -             -             -                 -                 -               -   ----------
                             ---------       --------  ------------      -------------    ------------      -----------    $841,288
March 31, 2000               25,108,226      $251,082   $43,586,606      $(17,435,196)     $(7,509,984)     $18,892,508    ========
                             ==========      ========   ===========      =============     ============     ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                        March 31,
                                                                              2000                     1999
Operating Activities:
  Net income (loss)                                                           $   969,628            $  (264,476)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Exploratory and dry hole costs                                                       -                420,748
   Depletion, depreciation and amortization                                     2,746,381              1,653,076
   Deferred income taxes                                                         (646,512)               453,877
   Minority interests                                                           1,536,825                424,113
  Increase (decrease) in operating assets
    and liabilities:
   Accounts receivable                                                         (2,168,040)              (249,319)
   Reimbursable development costs                                                 (10,097)               189,459
   Other assets                                                                   135,433                (39,013)
   Inventories                                                                    (27,114)                76,867
   Accounts payable and accrued liabilities                                     1,087,875               (261,105)
                                                                                ---------          --------------
Net cash provided by operating activities                                       3,624,379              2,404,227
                                                                                ---------          --------------

Investing Activities:
  Marketable securities (purchased)                                              (861,143)              (812,023)
  Net additions to property and equipment                                      (1,648,540)            (2,257,030)
                                                                                ---------          --------------
Net cash used in investing activities                                          (2,509,683)            (3,069,053)
                                                                                ---------          --------------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (730,709)              (686,567)
  Exercise of MPC stock options                                                         -                 40,625
                                                                                ---------          --------------
Net cash used in financing activities                                            (730,709)              (645,942)
                                                                                ---------          --------------

  Effect of exchange rate changes on cash
    and cash equivalents                                                       (1,264,872)               279,670
                                                                            --------------        --------------
Net decrease in cash and cash equivalents                                        (880,885)            (1,031,098)
  Cash and cash equivalents at beginning of year                               13,380,699             12,436,297
                                                                            --------------        --------------
Cash and cash equivalents at end of period                                    $12,499,814            $11,405,199
                                                                              ===========            ===========

                             See accompanying notes.

Item 1.       Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the Company's 51% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Note 2.  Revenue Recognition

          In December 1999, the plaintiffs (which include the Company) filed a motion to have the Court of Queen's Bench in Canada direct the operator of the Kotaneelee gas field to make timely payments of all current and future amounts due from their share of the Kotaneelee gas field revenues. The motion was subsequently amended to include all of the defendants. On April 10, 2000, the trial court dismissed the motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The plaintiffs intend to appeal the decision to the Alberta Court of Appeal in Canada.

     In view of the Court's dismissal of the Company's motion, the Company does not intend to accrue any additional revenues($43,425 accrued through December 31, 1999) from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

     Based on the latest report(January production) from the operator of the Kotaneelee field, the Company believes its share of net revenues due the Company is as follows:
                        Amounts                     Amounts
                        due from                  deposited
                      all parties                 in escrow
                      -----------                 ----------
Balance due             $80,034                     $26,536
                        =======                     =======

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)


Note 3.  Income Taxes

         Australia has enacted corporate tax rate reductions for the fiscal year ending June 30, 2001 (36% to 34%) and for the fiscal year ending June 30, 2002 (34% to 30%). During the quarter ended December 31, 1999, the Company recorded a $721,000 benefit in the amount of deferred income taxes to reflect the change in rates.

Note 4.  Capital  and Stock Options

     On February 24, 2000, the Company issued five year options to purchase 745,000 shares of the Company's common stock at $1.28 per share to officers, directors, and key employees of MPC and MPAL. Options to purchase 510,000 shares are vested and exercisable. Options to purchase 235,000 shares are being vested one third each at the end of the first, second and third years after the grant.

Note 5.  Depletion, depreciation and amortization

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements. The estimated cost of these proposed expenditures (MPAL share $9 million) will increase the amount of depletion expense in the year 2000 and in subsequent years.

Note 6.  Comprehensive Income

         The only item included in accumulated other comprehensive loss is the Company's currency translation adjustments. Total comprehensive income (loss) during the three and nine month periods ended March 31, 2000 and 1999 were as follows:

                                                       Three months ended                  Nine months ended
                                                           March 31,                           March 31,
                                                     2000              1999              2000              1999

Net income (loss)                                $   496,863         $ (149,356)      $   969,628         $(264,476)
Currency translation adjustments                  (1,538,688)         1,151,898        (1,810,916)          838,925
                                                -------------         ---------       -----------        ----------
Total comprehensive income (loss)                $(1,041,825)        $1,002,542       $  (841,288)        $ 574,449
                                                 ============        ==========       ===========        =========

Note 7.  Segment Information

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business, MPAL is also a publicly held company

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)

with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

                                                            Three months ended                Nine months ended
                                                           2000             1999            2000             1999
   Revenues:
     MPC                                                    $     46          $     55       $     933       $     853
     MPAL                                                      4,236             3,264          12,360           9,941
     Elimination of intersegment dividend                          -                 -          (  760)           (705)
                                                        -------------     -------------      -----------     -----------
     Total consolidated revenues                            $  4,282          $  3,319       $  12,533       $  10,089
                                                           =========          ========          =======         =======
   Net income:
     MPC                                                    $   (128)         $  (188)       $     124       $       5
     MPAL                                                        625                39           1,606             436
     Elimination of intersegment dividend                          -                 -            (760)         (  705)
                                                       -------------    --------------      -----------    ------------
     Consolidated net income (loss)                         $    497          $  (149)       $     970       $    (264)
                                                          ==========         ==========     ==========     ============


Note 8.  Salaries and Employee Benefits

         Effective January 1, 2000, Mr. James R. Joyce, the President of MPC became a paid employee of the Company. Previously, Mr. Joyce had received fees through his firm of G&O'D Inc. Mr. Joyce signed a three year employment contract which provides that he will receive an annual salary of $150,000, a 15% contribution ($22,500) to a pension plan and his firm will be reimbursed for certain office expenses. The total amount of the above payments will correspondingly reduce the amount of accounting and administrative expenses charged by his firm.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Cont'd)

         The Company follows the successful efforts method of accounting for its oil and gas operations; therefore, the results of operations may vary materially from quarter to quarter. An active exploration program may result in greater exploration and dry hole costs. Under this method, the cost of drilling a dry hole is written off immediately.

         Although, according to the Operator's reports, the Kotaneelee gas field reached pay out status on November 10, 1999, the Operator has notified the Company that it will not make any payments to the carried interest owners, including the Company, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queens Bench in Calgary, Canada. The Operator has stated that it will deposit the Company's share of net production proceeds in an interest bearing account with an escrow agent.

          In December 1999, the Plaintiffs (which include the Company) filed a motion to have the Court of Queen's Bench direct the operator of the Kotaneelee gas field to make timely payments of all current and future amounts due from its share of the Kotaneelee gas field revenues. The motion was subsequently amended to include all of the defendants. On April 10, 2000, the trial court dismissed the motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Plaintiffs intend to appeal the decision to the Alberta Court of Appeal.


     Based on the latest report ( January production) from the operator of the Kotaneelee field, the Company believes its share of net revenues due the Company is as follows:

                       Amounts                     Amounts
                       due from                   deposited
                     all parties                  in escrow
Balance due            $80,034                     $26,536


         The Company's Annual Report on Form 10-K for the year ended June 30, 1999 should be read for a detailed discussion of the Kotaneelee litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Cont'd)

         Liquidity and Capital Resources

Consolidated

         At  March  31,  2000,   the  Company  on  a   consolidated   basis  had
approximately $15.5 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period                                      $13,381,000
         Cash provided by operations                                                             3,624,000
         Net additions to property and equipment                                                (1,649,000)
         Purchase of marketable securities                                                        (861,000)
         Dividend to MPAL minority shareholders                                                   (731,000)
         Exchange loss on cash                                                                  (1,264,000)
                                                                                             --------------
         Cash and cash equivalents at end of period                                            $12,500,000
                                                                                               ===========

As to MPC

         At March 31, 2000, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had cash and marketable securities of approximately $3.3 million. MPC's annual operating budget is approximately $700,000 and its current financial position and annual MPAL dividend should be adequate to meet its current operating requirements. During fiscal 2000, MPC has budgeted approximately $100,000 for oil and gas exploration compared to the $92,000 expended during fiscal 1999. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain or increase its majority interest in MPAL.

         During November 1999, MPAL paid a dividend of A.$.05 per share. MPC's share of this dividend after Australian withholding taxes ($114,000) was approximately $646,000, which was added to its working capital.

     During the quarter ended March 31, 2000, MPC purchased 51,278 shares of MPAL at a cost of appromixately $46,000 and increased its ownership from 50.98% to 51.09%.

As to MPAL

         At March 31, 2000, MPAL had cash and marketable securities of approximately $12.2 million. MPAL has budgeted approximately $3.8 million for exploration in fiscal 2000 as compared to the $2 million expended during fiscal 1999. The current composition of MPAL's

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         Three month period ended March 31, 2000 vs. March 31, 1999.

         The Company had consolidated net income of $496,863 for the three month period ended March 31, 2000 compared to a net loss of $149,356 for the comparable 1999 period. The components of consolidated net income for the comparable periods were as follows:

                                                                              Three month period ended
                                                                                      March 31,
                                                                           2000                       1999

MPC unconsolidated pretax loss                                           $(128,440)                  $(188,328)
Share of MPAL pretax income                                                875,444                      88,715
Share of MPAL income tax (provision) benefit                              (250,141)                    (49,743)
                                                                        -----------                   ---------
Consolidated net income (loss)                                           $ 496,863                  $ (149,356)
                                                                         =========                  ===========
Net income (loss) per share (basic & diluted)                             $ .02                       $ (.01)
                                                                          ======                      ========

                                    Revenues

          Oil sales increased by 142% in the current quarter to $1,190,000 from $492,000 in 1999 because of a 137% increase in oil prices which was partially offset by a 19% decrease in the number of units sold and the 1% Australian foreign exchange rate decrease discussed below . Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                               Three month period ended March 31,
                                                     2000 Sales                                     1999 Sales
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
Australia-Mereenie                  46,712               A.$42.34                  57,589              A.$17.84

         Gas sales  increased 5% to $2,616,000  in 2000 from  $2,500,000 in 1999 because of the 4% increase in the volume of gas sold and increased prices (up an average 2%) which was partially offset by the 1% Australian foreign exchange rate decrease discussed below. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                                  Three month period ended March 31,
                                                        2000 Sales                                 1999 Sales
                                                        Average price                              Average price
                                       Bcf                 per mcf                bcf                 per mcf
Australia:                                                  (A.$)                                      (A.$)
Palm Valley
  Alice Springs contract                .153                2.98                   .352                2.98
  Darwin contract                       .588                2.02                   .541                2.02
Mereenie:
  Darwin contract                       .652                2.36                   .537                2.02
  Other                                 .484                3.12                   .368                2.80
                                       -------                                    ------
       Total                           1.877                                      1.798
                                       =====                                      =====

         Other production related revenues increased 73% to $266,000 in 2000 compared to $154,000 in 1999 primarily because MPAL's share of gas pipeline tariffs increased to $243,000 in 2000 compared to $124,000 in 1999.

         Interest income increased 21% to $210,000 in 2000 from $173,000 in 1999. The increase is the result of the additional funds available for investment and higher interest rates.

                               Costs and Expenses

         Production costs decreased 41% in 2000 to $965,000 from $1,641,000 in 1999. The costs relate primarily to the Mereenie field where substantial remedial work is being performed. The 1999 period includes the costs associated with the abandonment of the LPG plant which totaled $490,000.

         Exploration and dry hole costs totaled $186,000 in 2000 compared to $502,000 in 1999. The 2000 costs relate primarily to the work being performed on MPAL's offshore Western Australia properties. The 1999 period includes the costs ($421,000) of the Belize project that were written off.

         Salaries and employee benefits increased 16% from $325,000 in 1999 to $377,000 in 2000. The increase in the 2000 period relates primarily to the expense of the president of MPC being paid as an employee instead of as a consultant. The arrangement resulted in a is a corresponding reduction in accounting and administrative expenses.

         Depletion, depreciation and amortization increased 50% from $598,000 in 1999 to $898,000 in 2000. The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements. The estimated cost of these expenditures

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

(MPAL share $9 million) increased the amount of depletion by approximately $210,000 in the 2000 period. In addition, there was a 4% net decrease period in reserves used to calculate the depletion rate during the 1999 period.

          Auditing, accounting and legal expenses decreased 51% from $95,000 in 1999 to $47,000 in 2000. Effective January 1, 2000, the President of MPC became a paid employee instead of a consultant which reduced the amount of auditing, accounting and legal expenses.

         Shareholder communications increased 21% from $24,000 in 1999 to $28,000 in 2000 because the costs of proxy solicitation increased.

          Other administrative expenses increased 23% from $147,000 in 1999 to $198,000 in 2000 because during the 1999 period, MPAL had been able to recover a greater portion of its overhead costs as operator of the Palm Valley field.

                                  Income Taxes

          Income tax expense increased from $98,000 in 1999 to $491,000 in 2000 on substantially increased income. MPAL's effective income tax rate for 2000 was 31% compared to 56% in 1999. In the 1999 period, there was no tax benefit recognized for the $421,000 Belize project write off . Although the statutory
Australian tax rate is 34%, MPAL is not taxed on certain payments that it receives. The components of income tax expense between MPC and MPAL were as follows:

                                                                            2000                        1999
MPC                                                                       $       -                    $      -
MPAL                                                                        491,000                      98,000
                                                                           ---------                    --------
Consolidated tax provision                                                $ 491,000                     $98,000
                                                                           ========                     =======

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.607 at March 31, 2000 compared to a value of $.6560 at December 31, 1999. This resulted in a $1,539,000 charge to the foreign currency translation adjustments account for the three month period ended March 31, 2000. The average exchange rate used to translate MPAL's operations in Australia was $.6315 for the quarter ended March 31, 2000, which is a 1% decrease compared to the $.6358 rate for the quarter ended March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Nine month period ended March 31, 2000 vs. March 31, 1999.

         The Company had consolidated net income of $ 969,628 for the nine month period ended March 31, 2000 compared to a net loss of $264,476 for the comparable 1999 period. The components of consolidated net income (loss) for the comparable periods were as follows:

                                                                               Nine month period ended
                                                                                      March 31,
                                                                           2000                       1999

MPC unconsolidated pretax loss                                           $(521,706)                 $ (594,191)
MPC income tax                                                            (113,990)                   (105,732)
Share of MPAL pretax income                                              1,642,907                     593,506
Share of MPAL income tax (provision) benefit                               (37,583)                   (158,059)
                                                                       ------------                ------------
Consolidated net income (loss)                                           $ 969,628                  $ (264,476)
                                                                         =========                  ===========
Net income (loss) per share (basic & diluted)                             $ .04                     $ (.01)
                                                                          ======                    =======

                                    Revenues

          Oil sales increased by 74% in the current period to $3,223,000 from $1,848,000 in 1999 because of a 90% increase in oil prices and the 4% Australian foreign exchange increase as discussed below which were partly offset by a 21% decrease in the number of units sold. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                                Nine month period ended March 31,
                                                         2000                                         1999
                                                      Average price                               Average price
                                    Bbls                 per bbl                 bbls                per bbl
Australia-Mereenie                  144,050             A.$36.63                 183,396             A.$19.26

         Gas sales  increased 10% to $7,996,000 in 2000 from  $7,265,000 in 1999 because of increased prices (up an average 2%), the 4% Australian foreign exchange increase discussed below and a 4% increase in the volume of gas sold. Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                                  Nine month period ended March 31,
                                                         2000 Sales                               1999 Sales
                                                        Average price                              Average price
                                       bcf                 per mcf                bcf                 Per mcf
Australia:                                                  (A.$)                                      (A.$)
Palm Valley
  Alice Springs contract                .722                2.96                   .962                2.96
  Darwin contract                      1.722                2.02                  1.857                2.02
Mereenie:
  Darwin contact                       1.909                2.30                  1.705                2.04
  Other                                1.276                3.06                   .953                2.74
                                       -----                                      -----
       Total                           5.629                                      5.477
                                       =====                                      =====

         Other production related revenues increased 62% to $734,000 in 2000 compared to $452,000 in 1999 primarily because MPAL's share of gas pipeline tariffs increased to $663,000 in 2000 compared to $359,000 in 1999.

         Interest income increased 11% in 2000. The increase from $524,000 in 1999 to $580,000 in 2000 resulted from higher interest rates, more funds available for investment and the 4% Australian foreign exchange increase as discussed below.

                               Costs and Expenses

         Production costs decreased 12% in 2000 to $3,307,000 from $3,742,000 in 1999. The costs relate primarily to the Mereenie field where substantial remedial work is being performed. The 1999 period includes the costs associated with the abandonment of the LPG plant which totaled $490,000.

         Exploration and dry hole costs totaled $1,320,000 in 2000 compared to $1,876,000 in 1999. The 2000 costs relate primarily to the work being performed on MPAL's offshore Western Australia properties. The 1999 period includes the costs ($421,000) of the Belize project that were written off.

         Salaries and employee benefits increased 33% to $1,394,000 from $1,048,000 in 1999. The increase in the 2000 period relate primarily to the expense of the President of MPC being paid as an employee instead of as a consultant. The Australian foreign exchange rate also increased 4% during the 2000 period.

         Depreciation, depletion and amortization increased 66% in 2000 to $2,746,000 from $1,653,000 in 1999. The operator of the Mereenie field implemented an extensive program for additional drilling and capital improvements. The estimated cost of these

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

expenditures (MPAL share $9 million) increased the amount of depletion by approximately $662,000 in 2000. In addition, there was a 4% net decrease in reserves used to calculate the depletion rate during 2000 and a 4% increase in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses decreased 38% in 2000 to $278,000 from $448,000 in 1999. The expense in the 1999 period related in part to legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia. Also, effective January 1, 2000, the President of MPC became a paid employee instead of a consultant which reduced the amount of auditing, accounting and legal expenses.

         Shareholder communications increased 2% in 2000 to $168,000 compared to $165,000 in 1999.

          Other administrative expenses increased 8% from $580,000 in 1999 to $628,000 in 2000. There was a 4% increase in the Australian exchange rate discussed below and during the 1999 period, MPAL had been able to recover a greater portion of its overhead as operator of the Palm Valley field.

                                  Income Taxes

          Income tax expense decreased from $418,000 in 1999 to $188,000 in 2000. Australia has enacted corporate tax rate reductions for the fiscal year ending June 30, 2001 (36% to 34%) and for the fiscal year ending June 30, 2002 (34% to 30%). During the quarter ended December 31, 1999, the Company recorded a $721,000 benefit in the amount of deferred income tax payable to reflect the change in rates. MPAL's effective tax rate was 25% in 2000 before the recognition of the benefit from the rate change compared to an effective rate of 27% in 1999. MPAL is not taxed on certain payments that it receives. In the 1999 period, there was no tax benefit recognized for the $421,000 write off of the Belize project. The components of income tax expense between MPC and MPAL were as follows:


                                                                            2000                        1999
MPC (Australian withholding tax)                                           $114,000                    $106,000
MPAL                                                                         74,000                     312,000
                                                                          ---------                   ---------
Consolidated tax provision (benefit)                                       $188,000                    $418,000
                                                                           ========                    ========

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.607 at March 31, 2000 compared to a value of $.6675 at June 30, 1999. This resulted in a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

$1,811,000 charge to the foreign currency translation adjustments account for the nine month period ended March 31, 2000. The 9% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at March 31, 2000 from the June 30, 1999 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.6418 for the nine month period ended March 31, 2000, which is a 4% increase compared to the $.6196 rate for the period ended March 31, 1999.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

     The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk,as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $15.3 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

Item 5.           Other Information.

          The West Mereenie -16 well was drilled and completed as a future gas well during the quarter ended March 31, 2000. A total of seven open hole flow tests were conducted in the well with a maximum flow rate of 26 mmcf/d achieved. The well is located in the Amadeus Basin of the Northern Territory of Australia

          The West Mereenie -17 well was spudded during the end of March 2000. The drilling of the well has been suspended until the area dries out after the heavy rains in the Amadeus Basin.

          Discussions are continuing with existing customers for the sale of additional gas for delivery from the Mereenie field during the period 2000-2005.

          It has been decided to obtain additional seismic data in permit ATP 613P in the Maryborough Basin, Queensland, Australia before there is a decision to drill a well. The seismic survey is scheduled to begin by mid-year.

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  None.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2000





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                         MAGELLAN PETROLEUM CORPORATION
                                   Registrant





Date:  May 10, 2000                By /s/ James R. Joyce
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer