Form 10-K405
period 2000-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2000-09-27
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                June 30, 2000
                                   -----------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -----------------

                          Commission file number 1-5507

                         MAGELLAN PETROLEUM CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                 06-0842255
            --------------------------               ---------------------------
          State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization                   Identification No.)

        149 Durham Road, Madison, Connecticut                  06443
        --------------------------------------       ---------------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (203) 245-7664
                                                   -----------------------------

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $31,111,000 at September 18, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common stock, par value $.01 per share, 25,108,226 shares outstanding as of September 18, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2000, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                                                           Page

                                     PART I


Item 1.           Business                                                                                     6

Item 2.           Properties                                                                                  15

Item 3.           Legal Proceedings                                                                           21

Item 4.           Submission of Matters to a Vote of Security Holders                                         23

                                     PART II

Item 5.           Market for the Company's Common Stock and Related
                  Stockholder Matters                                                                         24

Item 6.           Selected Consolidated Financial Information                                                 25

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   26

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                  33

Item 8.           Financial Statements and Supplementary Data                                                 34

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                         68

                                    PART III

Item 10.          Directors and Executive Officers of the Company                                             68

Item 11.          Executive Compensation                                                                      68

Item 12.          Security Ownership of Certain Beneficial Owners and Management                              68

Item 13.          Certain Relationships and Related Transactions                                              68

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            69

                                                --------------------

         Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 18, 2000 was approximately A.$1.00 equaled U.S. $ .54.

                                     PART I

Item 1.  Business

         Magellan Petroleum Corporation (the "Company" or "MPC") is engaged, directly and through its majority-owned subsidiary, in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2000, the Company's principal asset was a 51.2% equity interest in its subsidiary, Magellan Petroleum Australia Limited ("MPAL"), which has one class of stock that is publicly held and traded in Australia.

         MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (50.8% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and 18.2% of MPAL's outstanding stock. Origin Energy Limited, a publicly owned Australian company, owned 17.1% of MPAL's outstanding stock at June 30, 2000.

         The Company has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. Although the field has been on production since 1991 the Company has not received any revenues from the field. See Item 3 - Legal Proceedings.

         The following chart illustrates the various relationships between the Company and the various companies discussed above.









         The following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART


                    MPC owns 51.2% of MPAL.
                    MPAL owns 50.8% of the Palm Valley Field, Australia. MPAL owns 35% of the Mereenie Field, Australia. Origin Energy Limited owns 17.1% of MPAL. SANTOS owns 18.2% of MPAL. SANTOS owns 48% of the Palm Valley Field, Australia. SANTOS owns 65% of the Mereenie Field, Australia.

       (a) General Development of Business.
           -------------------------------

           Operational Developments Since the Beginning of the Last Fiscal Year.
           --------------------------------------------------------------------

AUSTRALIA

Mereenie

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Participants) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. MPAL's share of the Mereenie field proved developed oil reserves was approximately 496,000 barrels at June 30, 2000.

         The field was producing about 1,200 (MPAL share - 420) barrels of crude oil per day ("bpd") and 34 (MPAL share - 12) million cubic feet of gas per day ("mmcfd") at June 30, 2000. During 2000, MPAL's share of oil sales was 198,000 barrels and 4.3 billion cubic feet ("bcf") of gas sold from 33 producing oil and gas wells. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. The Mereenie Participants are also providing Mereenie gas in the Northern Territory to the Power and Water Authority ("PAWA") and Gasgo Pty. Ltd., a company it wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts".

Palm Valley

         MPAL has a 50.8% interest in and is the operator of the Palm Valley gas field which is located in the Northern Territory. Santos, the operator of the Mereenie field, owns a 48% interest in Palm Valley. Ten wells have been drilled in the field, five of which are currently connected to the gas treatment plant and are flowed at maximum deliverability levels to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts". During fiscal 2000, MPAL's share of gas sales was 3.1 bcf and the field was producing 16 (MPAL share - 8.2 ) mmcfd at June 30, 2000. MPAL has recommended that four additional wells be drilled at Palm Valley to improve the field's production capacity. Under the gas supply agreement with PAWA, the costs of these wells are reimbursed by PAWA and, consequently, the recommendation is under review by PAWA's consultants.

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

                                     Maximum contract
                                 (balance/after royalties)
                                                                    Percentage of
                                           (bcf)                  contract completed                Contract Period

Palm Valley:
  Alice Springs (1981)                        2.3                         83                           1983-2003
  Darwin (1985)                              41.7                         45                           1987-2009
                                             ----
                                             44.0
Mereenie:
  Darwin (1985)                               7.9                         53                           1987-2012
  Darwin (1999)                              17.3                          5                           1999-2009
  Other                                       1.5                          -                            Various
                                            -----
                                             26.7
Total                                        70.7
                                             ====

         Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         In consideration for the Palm Valley Participants forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first 20 contract years, Mereenie Participants made a payment to the Palm Valley Participants to partially compensate the Palm Valley Participants for the reduced net present value of the future gas sales revenues which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that when the Mereenie Participants sell any additional gas from the Mereenie field, the Palm Valley Participants are entitled, as additional consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 2000, the balance of the Mereenie Participants gas subject to this entitlement was approximately 1.3 bcf (MPAL share - .5 bcf).

Dingo Gas Field

         MPAL has a 34.3% interest in the Dingo gas field which is held under Retention License 2 and is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the Northern Territory, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. Dingo 2 and Dingo 3 wells are estimated to have the capacity of producing a combined rate of 5 mmcfd. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Browse Basin

         During the 1999 fiscal year, MPAL and its partners were granted exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. MPAL's share (17.5%) of the remaining work obligations for the three permits total $7,290,000 at June 30, 2000 and are as follows: $835,000 for the year 2001, $2,277,000 for 2002, $355,000 for 2003, $3,740,000 for 2004
and $83,000 for 2005.

         During January 1999, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin. MPAL's share (100%) of the remaining work obligations of the two permits total $9,309,000 and are as follows: $417,000 for the fiscal year 2001, $238,000 for 2002, $4,178,000 for the 2003, $298,000 for
2004 and $4,178,000 for 2005. The expenditures for the years 2001-2002 are obligatory and discretionary for the years 2003-2005.

Carnarvon Basin

         During April 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. MPAL's share (100%) of the remaining work obligations of the permit total $4,626,000 at June 30, 2000 and are as follows:
$60,000  for the  fiscal  year  2001,  $221,000  for  2002,  $30,000  for  2003,
$4,178,000 for 2004,  $107,000 for 2005 and $30,000 for 2006.  The  expenditures for  the  years  2001-2003  are  obligatory  and  discretionary  for  the  years
2004-2006.

Maryborough Basin

         MPAL holds a 98% interest in exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. A third party has agreed to pay A.$300,000 for additional seismic data, which was acquired during September 2000. Depending on the results of this work, the third party has an option to drill an exploration well in exchange for an approximate 50% interest in the permit.

Cooper Basin

         During April 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks in South Australia's Cooper Basin. The formal grant of the permit is pending. MPAL's share of the work obligations will total $3,074,000 and are as follows: $1,074,000 for the fiscal year 2002, $656,000 for 2003, $478,000 for 2004, $388,000 for 2005 and $478,000
for 2006.

UNITED STATES

Baca County, Colorado

         MPC (10%) and MPAL (90%) participated in an exploration program in Colorado. During 1995, MPAL commenced a three well drilling program. All three wells were dry holes. During fiscal 1996, the Company wrote off $809,000 in costs, respectively. During fiscal 1997, the Company drilled a fourth well which was a dry hole and all of the remaining costs of the project, which totaled $3,008,000, were written off. During fiscal 1999, MPAL spent approximately $16,000 on the project and it is allowing most of the leases to expire.

Stephens County, Texas

         During fiscal 1999, MPC participated (20%) in the drilling of the Puckett No. 1 well. During late June 1999, MPC also participated (21.4%) in the drilling of the Smith No. 1 well. During the fiscal year 2000, the $119,000 cost of both wells was written off because the project was deemed to be uneconomic.

BELIZE

Southern Offshore Block PSA

         During July 2000, MPC (3%) and MPAL (20%) withdrew from the joint venture which was formed to explore the Southern Offshore Blocks in Belize, Central America. Most of the costs related to this project had been written off in prior years except for $33,000 which was written off in fiscal 2000.

CANADA

         The Company owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Anderson Oil & Gas, Inc., is the operator of this partially developed field which is connected to a major pipeline system. Two wells are currently producing gas from the field approximately 60-65 mmcfd.

         Although production at the Kotaneelee field commenced in 1979, sustained production from the field did not begin until February 1991. Total production from the field according to reports filed with the Yukon Government, has been as follows:

            Calendar Year                                   Production (bcf)
            -------------                                   ----------------
             1979-1980                                              1.6
               1991                                                 8.1
               1992                                                18.0
               1993                                                17.5
               1994                                                16.7
               1995                                                15.7
               1996                                                15.2
               1997                                                14.4
               1998                                                16.0
               1999                                                22.3
          2000 (6 months)                                          10.6
                                                                 --------
    Total through June 30, 2000                                   154.57
                                                                  =======


         The operator has not permitted the Company access to detailed pricing and volume information, citing the litigation regarding the field. See Item 3 - Legal Proceedings for a discussion of litigation relating to the Kotaneelee field which may affect the status of the carried interest and the amount of the carried interest account.

         For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing and the carried interest account paid out during November 1999, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation and no payments have been received. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment.

         (b)      Financial Information about Industry Segments.
                  ---------------------------------------------

                  Since the Company is engaged in only one industry, namely, oil and gas exploration, development, production and sale, this item is not applicable to the Company.

         (c)      (1)     Narrative Description of the Business.
                          -------------------------------------

                  The Company was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967. The Company is engaged in the exploration for, and the development and production and sale of oil and gas reserves in Canada, and through its subsidiary MPAL in Australia.

         (i)      Principal Products.
                  ------------------

                  MPAL has an interest in the Palm Valley gas field and in the Mereenie oil and gas field. See Item 1(a) - Australia - for a discussion of the oil and gas production from the Mereenie and Palm Valley fields. The Company has a direct 2.67% carried interest in the Kotaneelee gas field in Canada.

         (ii)     Status of Product or Segment.
                  ----------------------------

                  See Item 1(a) - Australia - for a discussion of the current and future operations of the Mereenie and Palm Valley fields in Australia.

         (iii)    Raw Materials.
                  -------------

                  Not applicable.

         (iv)     Patents, Licenses, Franchises and Concessions
                  Held.

                  In  Australia,   the  Company  has   interests   directly  and
indirectly through MPAL in the following permits. Permittees are required to carry out agreed work and expenditure programs.

         Permit                                           Expiration Date          Location

Retention License 2 (Dingo)                               October 2003             Northern Territory
ATP 613P (Maryborough)                                    Renewal pending          Queensland
WA-291-P (Carnarvon Basin)                                August 2005              Offshore Western Australia
WA-281-P (Browse Basin)                                   August 2004              Offshore Western Australia
WA-282-P (Browse Basin)                                   August 2004              Offshore Western Australia
WA-283-P (Browse Basin)                                   August 2004              Offshore Western Australia
WA-287-P (Browse Basin)                                   February 2005            Offshore Western Australia
WA-288-P (Browse Basin)                                   February 2005            Offshore Western Australia
CO98I (Cooper Basin)                                      2006                     South Australia
CO98J (Cooper Basin)                                      2006                     South Australia


                  In 1981, the Northern Territory issued Petroleum Leases No. 4 and No. 5 which cover the Mereenie oil and gas field to MPAL's subsidiaries. As part of the lease conditions, MPAL and its Mereenie partner agreed to construct an oil refinery near Alice Springs, if it were determined that such a refinery is economically feasible. MPAL believes that the oil refinery would not be economically viable under current market conditions, and the Northern Territory has not raised any current objection to this conclusion. In the event that a refinery becomes economically viable and the MJV does not construct the refinery, MPAL and its partners will be required to pay the Northern Territory liquidated damages based on the value of the crude oil produced from the lands under lease. The amount to be paid to the Territory is an amount per barrel which is the greater of (a) A.$3.00 per barrel or (b) A.$2.00 per barrel plus 10% of the amount by which the market price of Mereenie crude oil exceeds A.$27.50. Production is subject to a statutory 10 percent royalty payable to the Northern Territory.

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

         (v)      Seasonality of Business.
                  -----------------------

                  Although the Company's business is not seasonal, the demand for oil and especially gas is subject to fluctuations in the Australian weather.

         (vi)     Working Capital Items.
                  ---------------------

                  See Item 7 - Liquidity and Capital Resources for a discussion of this information.

         (vii)    Customers.
                  ---------

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

         (viii)   Backlog.
                  -------

                  Not applicable.

           (ix)   Renegotiation of Profits or Termination of Contracts or
                  -------------------------------------------------------
                  Subcontracts at the Electionof the Government.
                  ---------------------------------------------

                  Not applicable.

            (x)   Competitive Conditions in the Business.
                  --------------------------------------

                  The exploration for and production of oil and gas are highly competitive operations. The ability to exploit a discovery of oil or gas is dependent upon such considerations as the ability to finance development costs, the availability of equipment, and the possibilty of engineering and construction delays and difficulties. The Company also must compete with major oil and gas companies which have substantially greater resources than the Company.

                  Furthermore, competitive conditions may be substantially affected by various forms of energy legislation which have been or may be proposed in Australia, Canada and the United States. However, it is not possible to predict the nature of any such legislation which may ultimately be adopted or its effects upon the future operations of the Company.

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

         (xi)     Research and Development.
                  ------------------------

                  Not applicable.

         (xii)    Environmental Regulation.
                  ------------------------

                  The  Company  is  subject  to  the   environmental   laws  and
regulations of the jurisdictions in which it carries on its business, and existing or future laws and regulations could have a significant impact on the exploration for and development of natural resources by the Company. However, to date, the Company has not been required to spend any material amounts for environmental control facilities. The federal and state governments in Australia strictly monitor compliance with these laws but compliance therewith has not had any adverse impact on the Company's operations or its financial resources.

         At June 30, 2000, the Company had accrued $935,000 for future site restoration costs for the Mereenie and Palm Valley fields. The balance of the estimated liability is $2,836,000 at June 30, 2000 which will be accrued over the remaining life of the related reserves based on units of production.

         (xiii)   Number of Persons Employed by Company.
                  -------------------------------------

                  At June 30, 2000, the Company had one part-time employee in the United States and MPAL had 35 employees in Australia. The Company relies to a great extent on consultants for legal, accounting and administrative services.

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

         (3)      Data Which are Not Indicative of Current or Future Operations.
                  --------------------------------------------------------------

                           MPAL and its  co-venturer  in the Mereenie field have
been negotiating with PAWA and other parties to sell production out of the field's uncommitted gas reserves. A new gas supply contract for the uncommitted reserves in the Mereenie field could increase revenue from gas sales in the future.

Item 2.  Properties.

         (a) The Company has interests in properties in Australia interests through its 51.2% equity interest in MPAL which holds interests in the Northern Territory, Queensland, South Australia and Western Australia. In Canada, the Company has a direct interest in one lease. For additional information regarding the Company's properties, See Item 1 - Business.

         (b) (1) The information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows and results of operations is contained in Item 8 - Financial Statements and Supplementary Data.

The following graphic presentation has been omitted, but the following is a description of the omitted material:




                     AUSTRALIAN MAP WITH MPAL PROJECTS SHOWN

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

         The following graphic presentation has been omitted, but the following is a description of the omitted material:






                         CANADIAN PROPERTY INTERESTS MAP







         The map indicates the location of the Kotaneelee Gas Field in the Yukon Territories of Canada. The map identifies the following items:



                               Kotaneelee Gas Field
                               Wells drilled on the permit
                               Pointed Mountain Gas Field
                               Beaver River Gas Field
                               Westcoast Transmission Pipeline

                  (2)      Reserves reported to other agencies.
                           -----------------------------------

                           None

                  (3)      Production

                           The average  sales price per unit of  production  for
the following fiscal years are as follows:

                                                                                      June 30,
                                                                       2000             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Australia:
Gas (per mcf)                                                       A.$ 2.51         A.$ 2.32          A.$ 2.32
Crude oil (per bbl)                                                 A.$39.14         A.$20.20          A.$24.55

                           The average  production  cost per unit of  production
for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia. During fiscal 1999, the cost of remedial work on various wells in the Mereenie field and lower production increased production costs.

                                                                                      June 30,
                                                                       2000             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Australia:
Gas (per mcf)                                                       A.$   .46         A.$  .33          A.$  .26
Crude oil (per bbl)                                                 A.$ 17.91         A.$19.35          A.$12.28

                  (4)      Productive Wells and Acreage.

                           Productive wells and acreage at June 30, 2000:

                                           Productive Wells
                                   Oil                         Gas                       Developed Acreage
                                   ---                         ---                       -----------------
                           Gross          Net          Gross          Net          Gross Acres         Net Acres
                           -----          ---          -----          ---          -----------         ---------

Australia                   25.0           8.8          16.0           6.37            72,025              30,001
Americas                      .0            .0           2.0            .05             3,350                  89
                           -----       -------         -----            ---           -------           ---------
                            25.0          14.4          18.0           6.42            75,375              30,090
                            ====          ====          ====           ====            ======              ======

                  (5)      Undeveloped Acreage.

                           The   Company's   undeveloped   acreage   (except  as
indicated below) is set forth in the table below:

                    GROSS AND NET ACREAGE AS OF JUNE 30, 2000

         (i) MPAL has interests in the following properties (before royalties). The Company has an interest in these properties through its 51.2% interest in MPAL.

Properties held by MPAL:                                                  MPAL                                The Company
                                                                           Net          Interest          Net           Interest
                                                       Gross Acres        Acres             %            Acres             %
------------------------------------------------------------------------------------------------------------------------------------
Australia
Northern Territory:
  Amadeus Basin:
    Mereenie (OL4&5)(1)                                     69,407          24,292        35.00            12,437         17.92
    Palm Valley (OL3)(2)                                   151,905          77,130        50.78            39,491         26.00
    Dingo (RL2)                                            115,596          39,696        34.34            20,324         17.58
                                                        ----------     -----------                     ----------
    Total Amadeus Basin                                    336,908         141,118                         72,252
                                                        ----------      ----------                     ----------

Queensland:
  Maryborough Basin (ATP 613P)                             344,318         337,432        98.00           172,765         50.18
                                                        ----------      ----------                     ----------

South Australia:
  Cooper Basin (CO98I&J)                                 1,621,802         810,902        50.00           415,182         25.60
                                                         ---------         -------                        -------

Western Australia:
  Browse WA-281-P                                        1,147,315         200,780        17.50           102,799          8.96
  Browse WA-282-P                                        1,468,662         257,016        17.50           131,592          8.96
  Browse WA-283-P                                        1,060,618         185,608        17.50            95,031          8.96
  Carnarvon WA-291-P                                     2,205,710       2,205,710       100.00         1,129,324         51.20
  Browse WA-287-P                                          515,736         515,736       100.00           264,057         51.20
  Browse WA-288-P                                          513,266         513,266       100.00           262,792         51.20
                                                        ----------      ----------                     ----------
  Total Western Australia                                6,911,307       3,878,116                      1,985,865
                                                         ---------       ---------                      ---------
Total MPAL                                               9,214,335       5,167,568                      2,645,794
                                                         ---------       ---------                      ---------

Properties held directly by MPC:
Canada
  Yukon and Northwest Territories:
    Carried interest(4)                                     35,076                                             935         2.67
                                                      ------------                                   -------------
Total                                                    9,249,411                                      2,646,729
                                                         =========                                      =========

----------------------------

(1)      Includes 41,644 gross developed acres and 14,575 net acres.
(2)      Includes 30,381 gross developed acres and 15,426 net acres.
(3)      Gross acres shown above.
(4)      Includes 3,350 gross developed acres and 89 net acres.

                  (6)      Drilling activity.
                           -----------------

                           Productive  and  dry net  wells  drilled  during  the
following years (data concerning Canada is insignificant):

                                                                        Australia
             Year ended                             Exploration                           Development
              June 30,                      Productive             Dry             Productive            Dry

------------------------------------------------------------------------------------------------------------------------------------
                2000                             -                  -                 .70                 -
                1999                             -                 .15                .70                 -
                1998                             -                 .55                .70                .35

                                                                        Americas
             Year ended                             Exploration                           Development
              June 30,                      Productive             Dry             Productive            Dry

------------------------------------------------------------------------------------------------------------------------------------
                2000                             -                  -                  -                  -
                1999                            .20                .19                 -                  -
                1998                             -                  -                  -                  -

                  (7)      Present Activities.
                           ------------------

                           There are no wells being drilled at the present time.

                  (8)      Delivery Commitments.
                           --------------------

                           See  discussion  under  Item 1  concerning  the  Palm
Valley and Mereenie fields.

Item 3.  Legal Proceedings.

Kotaneelee Gas Field

         The Company's 2.67% carried interest in the Kotaneelee gas field is held in trust by Canada Southern Petroleum Ltd. ("Canada Southern") which has a 30% carried interest in the field. Canada Southern and the Company (the "Plaintiffs") believe that the working interest owners in the Kotaneelee gas field had not adequately pursued the attainment of contracts for the sale of Kotaneelee gas.

         In October 1989 and in March 1990, Canada Southern filed statements of claim in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field. The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited (now Amoco Canada Resources Ltd.), and Amoco Production Company (collectively the "Amoco Dome Group"), Columbia Gas Development of Canada Ltd., Mobil Oil Canada Ltd. ("Mobil") and Esso Resource of Canada Ltd.
(collectively the "Defendants").

         The Plaintiffs claim that the Defendants breached either a contract obligation or a fiduciary duty owed to the Plaintiffs to market gas from the Kotaneelee gas field when it was possible to so do. The Plaintiffs assert that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Plaintiffs seek monetary damages and the forfeiture of the Kotaneelee gas field. The Plaintiffs presented evidence at trial that the monetary damages sustained by the Plaintiffs were approximately Cdn.$110 million (Company share-U.S.$5.8 million).

         In addition, the Plaintiffs have claimed that the Plaintiffs' carried interest account should be reduced because of the negligent operation of the field and improper charges to the carried interest account by the Defendants. The charges, the Plaintiffs claim, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before payout begins to the carried interest account owners.

         Although, according to the operator's reports, the Kotaneelee gas field reached pay out status on November 10, 1999, the operator has notified the Company that it will not make any payments to the carried interest owners, including the Company, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queen's Bench of Alberta, Canada. The operator has stated that it will deposit the Company's share of net production proceeds in an interest bearing account with an escrow agent. A motion was filed in December 1999 by the Plaintiffs in Canada to direct all of the Defendants to make timely payments of all current and future amounts due the Company. On April 10, 2000, the trial court dismissed the motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Plaintiffs have filed a notice of appeal of the dismissal with the Alberta Court of Appeal. Net production proceeds are unlikely to be paid to the Company until final resolution of the Kotaneelee litigation by the courts.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The September 2000 report provided information for production during the month of June 2000. Based on the reported data, the Company believes that the total amount due the Company is $491,232 of which $162,874 has been deposited in escrow.
         The parties to the litigation conducted extensive discovery since the filing of the claims. The trial began on September 3, 1996 and the Plaintiffs completed the presentation of their case against the Defendants during September 1998. The Company completed its rebuttal evidence on April 24, 2000. On June 26, 2000, the Plaintiffs filed their written closing arguments with the court. The Defendants filed their written arguments on August 28, 2000. Oral closing arguments will probably be held in late 2000 or early 2001 A decision in the litigation is not expected before late 2001.

         The trial has been lengthy, complicated and costly to all parties and the Company believes that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, the Company is unable to determine whether, in the event that the Plaintiffs do not prevail on their claims in the litigation, what costs will be assessed against them or in what amount. However, since the costs incurred by the Defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award to the Defendants potentially could be material, if such costs were to be directly assessed against the Company. MPC has not agreed to share any costs that might be assessed against Canada Southern.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------

         None.

Executive Officers of the Registrant

         The following information with respect to the executive officers of the Company is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                                        Length of Service     Other Positions Held
       Name               Age       Office Held                           as an Officer           with Company
       ----               ---       -----------                           -------------           ------------

James R. Joyce            59        President and Chief Financial        President since            Director
                                    Officer                                   1993

Hedley Howard             58        General Manager - MPAL                Since August
                                                                            13, 1999                Director

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

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
                  Matters.

         (a)      Principal Market

         The principal markets for the Company's common stock are the Pacific Exchange, Inc. symbol [MPC] and the NASDAQ SmallCap market symbol [MPET]. The stock is also traded on the Boston Stock Exchange. The quarterly high and low prices on the most active market, NASDAQ, during the calendar quarterly periods indicated were as follows:

2000                               1st quarter           2nd quarter           3rd quarter*          4th quarter
----                               -----------           -----------           ------------          -----------

High..................                  1.97                  1.50                  1.38
Low...................                  1.16                  1.11                   .97




1999                               1st quarter           2nd quarter           3rd quarter*          4th quarter
----                               -----------           -----------           ------------          -----------

High..................                  1.81                  2.50                  2.81                  1.97
Low...................                  1.27                  1.19                  1.63                  1.16


1998                               1st quarter           2nd quarter           3rd quarter           4th quarter
----                               -----------           -----------           -----------           -----------

High..................                  3.16                  3.00                  2.44                  2.00
Low...................                  2.50                  2.19                  1.13                  1.13


---------------------------------

* Through September 22, 2000, on which date the closing price was $1.25.

         (b)      Approximate Number of Holders of Common Stock at
                  ------------------------------------------------
                  September 11, 2000
                  ------------------

                  Title of Class                        Number of Record Holders

                  Common stock, par
                  value $.01 per share                            8,800

         (c)      Frequency and Amount of Dividends

         The Company has never paid a cash dividend on its common stock. The Company will consider the payment of dividends when it has the ability to make such payments.

         (d)      Recent Sales of Unregistered Securities

                  None.

Item 6.  Selected Consolidated Financial Information.

         The following table sets forth selected data (in thousands) and other operating information of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                        Year ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                  2000          1999           1998           1997          1996
                                                  ----          ----           ----           ----          ----

Financial Data                                      $             $              $             $              $

Operating revenues                               16,330         13,398         15,235        19,936         17,027
                                                 ======         ======         ======        ======         ======

Total revenues                                   17,147         14,115         15,340        20,758         18,073
                                                 ======         ======         ======        ======         ======

Net income                                        1,490            945          1,037           694          1,411
                                                  =====            ===          =====           ===          =====

Net income per share (Basic and Diluted)           .06             .04            .04           .03            .06
                                                   ===             ===            ===           ===            ===

Working capital                                  15,046         12,772         13,452        14,219          9,858
                                                 ======         ======         ======        ======          =====

Cash provided by operating activities             6,149          4,993          6,737        11,181          9,185
                                                 ======          =====          =====        ======          =====

Property and equipment (net)                     21,741         26,725         23,019        28,623         32,912
                                                 ======         ======         ======        ======         ======

Total assets                                     43,976         44,234         39,779        46,230         47,816
                                                 ======         ======         ======        ======         ======

Long-term liabilities                            5,190           6,910          6,512         7,738          6,981
                                                 ======          =====          =====         =====          =====

Minority interests                               14,696         15,318         13,123        16,147         16,682
                                                 ======         ======         ======        ======         ======

Stockholders' equity:
  Capital                                        43,838         43,838         43,782        43,659         43,492
  Accumulated deficit                          (16,914)        (18,405)       (19,350)       (20,387)      (21,080)
  Accumulated other comprehensive loss          (7,827)         (5,699)        (7,013)        (3,729)       (2,785)
                                               --------       ---------      ---------      ---------     ---------
  Total stockholders' equity                     19,097         19,734         17,419        19,543         19,627
                                                 ======         ======         ======        ======         ======

Exchange rate A.$=U.S. at end of period           .5968          .6675          .6194         .7538          .7875
                                                  =====          =====          =====         =====          =====

Common stock outstanding shares                  25,108         25,108         24,982        24,851         24,691
                                                 ======         ======         ======        ======         ======

Book value per share                               .76             .79            .70           .78            .79
                                                   ===             ===            ===           ===            ===

Quoted market value per share                     1.28            2.50           2.28          2.38           2.50
                                                  ====            ====           ====          ====           ====

Operating Data

Annual production (Net of royalties)
  Gas (BCF)                                       6.047          5.898          5.844         5.673          5.422
                                                  =====          =====          =====         =====          =====

  Oil (BBLS)(In thousands)(net of royalties)        172            205            248           307            318
                                                    ===            ===            ===           ===            ===

Standard measure of discounted future cash
  flow   relating   to  proved  oil  and  gas
  (approximately    49%    attributable    to
   minority interests)                           44,000         53,000         48,000        68,000         44,000
                                                 ======         ======         ======        ======         ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)      Liquidity and Capital Resources

Consolidated

         At June 30, 2000, the Company on a consolidated basis had approximately $16.9 million of cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period                                      $13,381,000
         Cash provided by operations                                                             6,149,000
         Dividends to MPAL minority shareholders                                                  (731,000)
         Additions to property and equipment                                                    (2,512,000)
         Effect of exchange rate changes                                                        (1,440,000)
         Marketable securities purchased                                                          (956,000)
                                                                                            ---------------
         Cash and cash equivalents at end of period                                            $13,891,000
                                                                                               ===========

As to the Company (unconsolidated)

         At June 30, 2000, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $2 million. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During the fiscal year 2001, MPC has budgeted approximately $200,000 for oil and gas exploration compared to the $54,000 expended during 2000. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary company, MPAL. During fiscal 2000, MPC purchased 121,000 shares of MPAL at a cost of approximately $110,000.

         During fiscal 2000, MPC received a net dividend from MPAL of $646,000 (after the $114,000 Australian withholding tax) which was added to MPC's working capital.

As to MPAL

         At June 30, 2000, MPAL had working capital of approximately $13 million. MPAL has budgeted approximately $3 million for specific exploration projects in the fiscal year 2001 as compared to the $2 million expended during fiscal 2000. However, the total amount to be expended may be as much as $6 million depending on the timing of when the various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2005. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and the Company's financial position.

         Fiscal Year               Expenditures Required       Contingent Expenditures               Total

             2001                          $2,934,000               $       75,000                  $ 3,009,000
             2002                           1,961,000                      937,000                    2,898,000
             2003                             706,000                   12,314,000                   13,020,000
             2004                             937,000                    1,085,000                    2,022,000
             2005                               2,000                    4,792,000                    4,794,000
                                                -----                    ---------                    ---------
                                           $6,540,000                  $19,203,000                  $25,743,000
                                           ==========                  ===========                  ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents, cash flow from Australian operations and any balance remaining from its available A.$10 million bank line of credit. MPAL also expects that it will find partners to share the above exploration costs.


(2)      Results of Operations

2000 vs. 1999

         The components of consolidated net income for the comparable years 2000 and 1999 were as follows:

                                                                                      Year ended June 30,

                                                                              -------------------------------------
                                                                                   2000                  1999
MPC unconsolidated pretax loss                                                  $   (709,939)           $ (688,814)
MPC income tax expense                                                              (113,989)             (105,370)
Share of MPAL pretax income                                                        2,347,857             1,659,185
Share of MPAL income (tax) benefit                                                   (33,525)               80,211
                                                                              ---------------         ------------
Consolidated net income                                                          $ 1,490,404            $  945,212
                                                                                 ===========            ==========

Net income per share (basic and diluted)                                           $.06                  $.04
                                                                                   ====                  ====

                                    Revenues

          Oil sales increased 80% in fiscal 2000. Oil sales in Australia increased in 2000 to $4,637,000 from $2,573,000 in 1999 because of a 94%
increase in oil prices which was partially offset by a 16% decrease in the number of units produced. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                Fiscal 2000 Sales                       Fiscal 1999 Sales
                                          ---------------------------------------------------------------------------
                                                          Average Price                              Average Price
                                            Bbls             per bbl                Bbls                per bbl
                                          ---------------------------------------------------------------------------

  Australia - Mereenie                    198,272              A.$39.14           235,808                 A.$20.20

 Gas sales in Australia increased 9% in fiscal 2000. Gas sales increased from $9,640,000 in 1999 to $10,510,000 in 2000 because of the 4% increase in the volume of gas sold and an 8% increased in prices The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                Fiscal 2000 Sales                       Fiscal 1999 Sales
                                         -------------------------------------------------------------------------------------------
                                                          Average Price                              Average Price
                                            Bcf              per mcf                bcf                 per mcf
                                         -------------------------------------------------------------------------------------------
  Australia:                                                  (A.$)                                     (A.$)
  Palm Valley
    Alice Springs contract               0.922                 2.97                1.232                  2.95
    Darwin contract                      2.216                 2.02                2.507                  2.02
  Mereenie
    Darwin contract                      2.497                 2.33                2.289                  2.08
    Other                                1.817                 3.13                1.138                  2.77
                                       - -----                                     -----
            Total                        7.452                                     7.166
                                         =====                                     =====

         Other production income decreased to $1,184,000 in 2000 compared to $1,185,000 in 1999. Other production income includes royalties and MPAL's share of gas pipeline tariffs.

         Interest income increased 14% to $817,000 in 2000 from $717,000 in 1999 because additional funds were available for investment and interest rates were higher.

                               Costs and Expenses

         Production costs increased 3% to $4,492,000 in 2000 from $4,372,000 in 1999. The costs relate primarily to the Mereenie field where substantial remedial work is being performed.

         Exploratory and dry hole costs totaled $2,089,000 during 2000 compared to $2,059,000 in 1999. The 2000 costs relate primarily to the work being performed on MPAL's offshore Western Australian properties. The costs in 1999 related primarily to the Springbok-1 well offshore Western Australia which was plugged and abandoned during the first quarter and the Belize project which was written off in the third quarter of the fiscal year. The costs (in thousands) for MPC and MPAL were as follows:

                                                    2000                                         1999
                                    ----------------------------------------       -------------------------------------
           Location                 MPAL             MPC            Total          MPAL           MPC          Total
United States/Belize                  $   32        $  124           $   156         $   361      $   50         $   411
Australia                              1,933             -             1,933           1,648           -           1,648
                                      ------    ----------           -------         -------   ---------         -------
                                      $1,965        $  124            $2,089          $2,009      $   50          $2,059
                                      ======        ======            ======          ======      ======          ======

         Salaries and employee benefits increased 37% to $1,780,000 in 2000 from $1,297,000 in 1999. Compensation costs increased approximately $397,000 in Australia. During August 1999, MPAL's General Manager retired and received the balance of his unpaid salary under his employment contract which included his salary for the period July-December 2000. In addition, there was an increase in staff compensation levels. Effective January 1, 2000, the President of MPC became a paid employee instead of a consultant and this resulted in an increase of $86,000. This arrangement resulted in a corresponding reduction in accounting and administrative expenses.

          Depreciation, depletion and amortization increased 56% in 2000 to $3,670,000 from $2,357,000 in 1999. The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements. The estimated cost of these expenditures (MPAL share $8 million) increased the amount of depletion by approximately $763,000 in the 2000 period. In addition, there was a 14% net decrease in reserves used to calculate the depletion rate during the 2000 period.

         Auditing, accounting and legal expenses decreased 37% from $510,000 in 1999 to $323,000 in 2000. Effective January 1, 2000, the President of MPC became a paid employee instead of a consultant which reduced the amount of auditing, accounting and legal expenses. In addition, 1999 includes expenses related in part to legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

         Shareholder communications costs increased 3% to $191,000 in 2000 compared to $185,000 in 1999.

         Other administrative expenses decreased 6% from $765,000 in 1999 to $721,000 in 2000. Consulting and travel expenses decreased during 2000.

                                  Income Taxes

         Income tax expense increased from a credit of $52,000 in 1999 to an expense of $180,000 in 2000. The effective income tax rate for 2000 was 5% compared to (2%) in 1999. The components of income tax expense (benefit) between MPC and MPAL were as follows:

                                                                    2000                             1999
                                                                -----------                         --------
MPC                                                               $ 114,000                         $105,000
MPAL                                                                 66,000                         (157,000)
                                                                -----------                         ---------
Consolidated income tax (benefit)                                 $ 180,000                         $(52,000)
                                                                  =========                         =========

         MPC's income tax represents the 15% Australian withholding tax on the dividend it received from MPAL. Income tax benefit in 1999 was due to the effect of permanent tax benefits ($452,000) under Australian tax law and the utilization of prior year losses ($879,000) not previously taken into account. The 2000 income tax provision also reflects the effect of permanent tax benefits ($552,000). In addition, Australia has enacted corporate tax rate reductions for the fiscal year ending June 30, 2001 (36% to 34%) and for the fiscal year ending June 30, 2002 (34% to 30%) which reduced the provision by $656,000. The utilization of prior year losses ($378,000) not previously taken into account also reduced the provision.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.5986 at June 30, 2000 compared to $.6675 at June 30, 1999. This resulted in a $2,128,000 charge to accumulated translation adjustments for fiscal 2000. The 11% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at June 30, 2000 from the June 30, 1999 amounts. The annual average exchange rates of $.63 used to translate MPAL's operations in Australia for fiscal 2000 and fiscal 1999 were approximately the same.

1999 vs. 1998

         The components of consolidated net income for the comparable years 1999 and 1998 were as follows:

                                                                                      Year ended June 30,
                                                                                ----------------------------------
                                                                                   1999                  1998
                                                                                ----------------------------------
MPC unconsolidated pretax loss                                                    $ (688,814)           $ (688,596)
MPC income tax expense                                                              (105,370)               (1,000)
Share of MPAL pretax income                                                        1,659,185             1,798,595
Share of MPAL income (tax) benefit                                                    80,211               (72,486)
                                                                                ------------         --------------
Consolidated net income                                                           $  945,212            $1,036,513
                                                                                  ==========            ==========

Net income per share (basic and diluted)                                           $.04                  $.04
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

                                                Fiscal 1999 Sales                       Fiscal 1998 Sales
                                          -----------------------------------------------------------------------------------
                                                          Average Price                              Average Price
                                            Bbls             per bbl                bbls                per bbl
                                          ------------------------------------------------------------------------------------

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

 Gas sales in Australia decreased 8% in fiscal 1999. Gas sales decreased from $10,485,000 in 1998 to $9,640,000 in 1999 because of the 8% Australian foreign exchange rate decrease discussed below. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                Fiscal 1999 Sales                       Fiscal 1998 Sales
                                         ------------------------------------------------------------------------------
                                                          Average Price                              Average Price
                                            Bcf              per mcf                bcf                 per mcf
                                         ------------------------------------------------------------------------------
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


                                                    1999                                         1998
                                    ----------------------------------------       -------------------------------------
           Location                 MPAL             MPC            Total          MPAL           MPC          Total
                                    ----------------------------------------       -------------------------------------
United States/Belize                  $  361           $50           $   411         $   118         $32         $   150
Australia                              1,648             -             1,648           3,196           -           3,196
                                      ------        ------           -------         -------      ------         -------
                                      $2,009           $50            $2,059          $3,314         $32          $3,346
                                      ======           ===            ======          ======         ===          ======

         Auditing, accounting and legal expenses increased 6% from $480,000 in 1998 to $510,000 in 1999. The increase in the 1999 period relates to the legal and tax advice sought in connection with an unsuccessful bid to acquire certain oil and gas properties in Australia.

         Shareholder communications costs increased 9% to $185,000 in 1999 compared to $169,000 in 1998 because of increased exchange listing fees.

         Other administrative expenses decreased 20% from $957,000 in 1998 to $765,000 in 1999. Rent and travel expenses decreased and there was an 8% Australian foreign exchange rate decrease as discussed below.

                                  Income Taxes

         Income tax expense decreased from $144,000 in 1998 to a credit of $52,000 in 1999. The effective income tax rate for 1999 was -2% compared to 5% in 1998. The components of income tax expense (benefit) between MPC and MPAL were as follows:

                                                                     1999                             1998
                                                                   ---------                      ----------
MPC                                                                $105,000                       $    1,000
MPAL                                                               (157,000)                         143,000
                                                                   ---------                       ---------
Consolidated tax (credit)                                          $(52,000)                        $144,000
                                                                   =========                        ========

         In 1998, there was no 15% Australian withholding tax on the dividend paid by MPAL to MPC compared to a withholding tax of $105,000 in 1999. In addition, MPAL's income tax expense in 1999 and 1998 was lower due to the effect of permanent tax benefits under Australian tax law and the utilization of prior year losses not previously taken into account.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
-------- ---------------------------------------------------------

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk, as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2000, the carrying value of such investments was approximately $3.06 million, the fair value was $3.0 million and the face value was $3.05 million. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.  Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation as of June 30, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                              /s/ Ernst & Young LLP


Stamford, Connecticut
September 18, 2000

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                                  2000                    1999
                                ASSETS
Current assets:
  Cash and cash equivalents                                                     $13,890,834             $13,380,699
  Accounts receivable                                                             3,873,398               1,588,851
  Marketable securities                                                           1,581,730                 392,973
  Reimbursable development costs                                                    138,077                  95,743
  Inventories                                                                       289,743                 215,953
  Other assets                                                                      265,462                 282,900
                                                                               ------------            ------------
          Total current assets                                                   20,039,244              15,957,119
                                                                                -----------             -----------

Marketable securities                                                             1,476,449               1,709,455

Property and equipment:
  Oil and gas properties (successful efforts method)                             42,766,638              46,430,741
  Land, buildings and equipment                                                   1,763,272               1,822,094
  Field equipment                                                                 1,236,097               1,373,326
                                                                               ------------            ------------
                                                                                 45,766,007              49,626,161
  Less accumulated depletion, depreciation and amortization                     (24,025,493)            (22,901,263)
                                                                                ------------            ------------
          Total net property and equipment                                       21,740,514              26,724,898
                                                                                -----------             -----------

  Other assets                                                                      719,510                 754,639
                                                                             --------------          --------------
                                                                                $43,975,717             $45,146,111
                                                                                ===========             ===========
                    LIABILITIES, MINORITY INTERESTS
Current liabilities:
  Accounts payable                                                             $  3,024,604            $  2,284,184
  Accrued liabilities                                                               751,399                 780,570
  Income taxes payable                                                            1,216,995                 120,150
                                                                              -------------          --------------
          Total current liabilities                                               4,992,998               3,184,904
                                                                              -------------           -------------

Long term liabilities:
  Deferred income taxes                                                           4,255,096               6,060,402
  Reserve for future site restoration costs                                         934,790                 849,311
                                                                              -------------           -------------
          Total long term liabilities                                             5,189,886               6,909,713
                                                                               ------------            ------------

Minority interests                                                               14,696,267              15,317,698

Commitments (Note 2)                                                                      -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  50,000,000 shares
    Outstanding 25,108,226 shares                                                   251,082                 251,082
  Capital in excess of par value                                                 43,586,606              43,586,606
                                                                               ------------            ------------
  Total capital                                                                  43,837,688              43,837,688
  Accumulated deficit                                                           (16,914,420)            (18,404,824)
  Accumulated other comprehensive loss                                           (7,826,702)             (5,699,068)
                                                                              --------------          --------------
Total Stockholders' equity                                                       19,096,566              19,733,796
                                                                               ------------            ------------
                                                                                $43,975,717             $45,146,111
                                                                                ===========             ===========

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year ended June 30,
                                                                        2000               1999               1998

Revenues:
  Oil sales                                                          $ 4,636,595         $ 2,572,966        $ 4,097,570
  Gas sales                                                           10,509,600           9,639,657         10,485,380
  Other production related revenues                                    1,183,570           1,185,020            651,706
  Interest income                                                        817,066             717,118            741,011
  Gain (loss) on sale of assets                                                   -                            (635,882)
                                                                      ----------          ----------         -----------
                                                                      17,146,831          14,114,761         15,339,785
                                                                      ----------          ----------         ----------
Costs and expenses:
  Production costs                                                     4,492,443           4,372,253          3,647,135
  Exploratory and dry hole costs                                       2,088,871           2,058,977          3,346,329
  Salaries and employee benefits                                       1,780,076           1,297,036          1,434,868
  Depletion, depreciation and amortization                             3,670,417           2,356,582          2,205,127
  Auditing, accounting and legal services                                323,353             509,891            479,623
  Bad debts                                                                    -                   -            239,201
  Shareholder communications                                             191,057             184,721            168,715
  Other administrative expenses                                          721,255             764,503            956,932
                                                                      ----------          ----------         ----------
                                                                      13,267,472          11,543,963         12,477,930
                                                                      ----------          ----------         ----------

Income before income taxes and minority interests                      3,879,359           2,570,798          2,861,855
Income tax provision (benefit)                                           179,520             (52,211)           144,087
                                                                       ---------           ----------         ---------

Income before minority interests                                       3,699,839           2,623,009          2,717,768
Minority interests                                                     2,209,435           1,677,797          1,681,255
                                                                     -----------         -----------        -----------
Net income                                                           $ 1,490,404         $   945,212        $ 1,036,513
                                                                     ===========         ===========        ===========

Average number of shares
  Basic                                                               25,108,226          25,040,300         24,949,322
                                                                      ==========          ==========         ==========
  Diluted                                                             25,227,519          25,040,300         25,126,523
                                                                      ==========          ==========         ==========

Per share, based on average number of shares outstanding during the period:
    Net income (Basic and Diluted)                                      $.06               $.04               $.04
                                                                        ====               ====               ====

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Three years ended June 30, 2000



                                                                               Accumulated
                                                Capital in                       other                          Comprehensive
                          Number     Common      excess of      Accumulated   comprehensive                         income
                         of shares   stock       par value       deficit          Loss             Total            (loss)
                        ----------  ---------   ------------   ------------    -------------     ------------      -------------
July 1, 1997            24,851,245  $ 248,512   $ 43,410,176   $(20,386,549)   $ (3,729,205)     $ 19,542,934

Net income                       -          -              -      1,036,513               -         1,036,513        $ 1,036,513
Currency translation
 Adjustments                     -          -              -              -      (3,283,734)       (3,283,734)        (3,283,734)
Exercise of stock
 Options                   131,250      1,313        122,062              -               -           123,375                  -
                        ----------    -------      ---------    -----------      ----------        -----------         ---------
Comprehensive loss                                                                                                   $(2,247,221)

June 30, 1998           24,982,495    249,825     43,532,238    (19,350,036)     (7,012,939)       17,419,088

Net income                       -          -              -        945,212               -           945,212        $   945,212
Currency translation
 Adjustments                     -          -              -              -       1,313,871         1,313,871          1,313,871
Exercise of stock
 Options                   125,731      1,257         54,368              -               -            55,625                  -
                        ----------      -----         ------    -----------      ----------        ----------         -----------
Comprehensive income                                                                                                  $ 2,259,083
                                                                                                                      ===========

June 30, 1999           25,108,226    251,082     43,586,606    (18,404,824)     (5,699,068)       19,733,796

Net income                       -          -              -      1,490,404               -         1,490,404           1,490,404
Currency translation
 Adjustments                     -          -              -              -      (2,127,634)       (2,127,634)         (2,127,634)
Exercise of stock
 Options                         -          -              -              -               -                 -                   -
                        ----------    -------     ----------    -----------      ----------        ----------          ----------

Comprehensive loss                                                                                                   $  (637,230)
                                                                                                                     ============

June 30, 2000           25,108,226    $251,082    $43,586,606   $(16,914,420)   $(7,826,702)      $19,096,566
                        ==========    ========    ===========   =============   ============      ===========


                             See accompanying notes.

                                           MAGELLAN PETROLEUM CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended June 30,
                                                                  -------------------------------------------------
                                                                      2000               1999              1998
                                                                  -------------------------------------------------
Operating Activities:
  Net income                                                      $ 1,490,404         $  945,212      $  1,036,513
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Exploratory and dry hole costs                                    70,634            420,748           775,150
     Depletion, depreciation and amortization                       3,670,417          2,356,582         2,205,127
     Deferred income taxes                                         (1,805,306)           206,141        (1,232,963)
     Minority interests                                             2,209,435          1,677,797         1,681,255
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                            (1,864,595)           (78,785)        1,058,967
    Reimbursable development costs                                    (23,652)           103,461           145,024
    Other assets                                                       87,695           (330,742)          (97,483)
    Inventories                                                       (33,385)            14,367           109,923
    Accounts payable and accrued liabilities                        1,250,716           (442,159)          829,314
    Income taxes payable                                            1,096,845            120,150                 -
                                                                   ----------        -----------        ----------
Net cash provided by operating activities                           6,149,208          4,992,772         6,510,827
                                                                   ----------         ----------        ----------

Investing Activities:
  Additions to property and equipment                              (2,512,483)        (4,679,109)       (2,997,791)
  Marketable securities sold (purchased)                             (955,751)           364,957          (256,180)
                                                                  ------------       -----------       ------------
Net cash used in investing activities                              (3,468,234)        (4,314,152)       (3,253,971)
                                                                   -----------        -----------       -----------

Financing Activities:
  Dividends to MPAL minority shareholders                            (730,709)          (686,567)       (1,506,103)
  Exercise of stock options                                                               55,625           123,375
                                                                -----------------  -------------      ------------
Net cash used in financing activities                                (730,709)          (630,942)       (1,382,728)
                                                                 -------------      -------------      ------------

Effect of exchange rate changes on cash
  and cash equivalents                                             (1,440,130)           896,724        (2,380,693)
                                                                 -------------      ------------       ------------
Net increase (decrease) in cash and cash
  Equivalents                                                         510,135            944,402          (506,565)
Cash and cash equivalents at beginning of year                     13,380,699         12,436,297        12,942,862
                                                                   ----------         ----------        ----------

Cash and cash equivalents at end of year                          $13,890,834        $13,380,699       $12,436,297
                                                                  ===========        ===========       ===========

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

1.       Summary of significant accounting policies

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation ("MPC") and its majority owned subsidiary, Magellan Petroleum Australia Limited ("MPAL")., hereafter referred to collectively as the "Company". At June 30, 2000 and 1999, MPC owned a 51.2% and 50.9% interest in MPAL, respectively, During fiscal 2000, MPC increased its interest in MPAL by purchasing an additional 121,000 MPAL shares for approximately $110,000. All intercompany transactions have been eliminated.

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

         Oil and Gas Properties

         Oil and gas properties are located in Australia and Canada. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units of production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties and requires an impairment provision or noncash charge against earnings for any period in which their carrying value exceeds the standardized measure of undiscounted future net cash flows from proved oil and gas reserves based on prices received for oil and gas production as of the end of that period or a subsequent date prior to publication of financial results for the period.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

1.       Summary of significant accounting policies (Cont'd)
         ---------------------------------------------------

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

         Foreign currency translations

         The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity and comprehensive income (loss), whereas gain or loss on foreign currency transactions is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using a quarterly weighted average exchange rate for the period. At June 30, 2000 and 1999, the Australian dollar was equivalent to U.S.$.5968 and $.6675, respectively.

1.       Summary of significant accounting policies (Cont'd)
         ---------------------------------------------------

         Recently issued accounting standards

         In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by SFAS 137. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for the Company's 2001 fiscal year.
Because the Company does not currently use derivatives, the adoption of SFAS No. 133 will not have a significant effect on earnings or the financial condition of the Company.

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

          Cash and cash equivalents

          The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                                                              June 30,
                                                                                   ----------------------------------
                                                                                     2000                 1999
                                                                                   ----------------------------------
Cash                                                                               $    140,732        $     132,589
U.S. marketable securities                                                                    -            1,087,601
Australian money market accounts and short
  term commercial paper                                                              13,750,102           12,160,509
                                                                                   ------------         ------------
                                                                                    $13,890,834          $13,380,699
                                                                                    ===========          ===========

          Marketable securities

         At June 30, 2000 and 1999, the Company has the following marketable securities which are expected to be held until maturity:

                                                                                        Amortized
                 June 30, 2000                       Par value      Maturity Date          Cost          Fair value
             Short-term securities
Federal National Mortgage Association                 $  164,000   Jul. 7, 2000          $  160,139        $  163,512
Federal National Mortgage Association                    200,000   Aug. 2, 2000             196,296           198,818
Federal National Mortgage Association                    300,000   Sep. 5, 2000             294,317           296,371
Federal National Mortgage Association                    200,000   Oct. 6, 2000             195,978           196,450
Federal National Mortgage Association                    400,000   Feb. 16, 2001            400,000           396,148
New Britain Connecticut Bond                             335,000   May 1, 2001              335,000           330,407
                                                         -------                            -------           -------
Total short-term                                    $  1,599,000                       $  1,581,730      $  1,581,706
                                                    ============                       ============      ============

              Long-term securities
State of Connecticut Bond                               $550,000   Jan. 15, 2003           $555,558          $532,285
State of Connecticut Bond                                400,000   Jul.1, 2003              412,210           388,528
State of Connecticut Bond                                500,000   Dec.15, 2001             508,681           500,450
                                                     -----------                       ------------      ------------
Total long-term                                       $1,450,000                         $1,476,449        $1,421,263
                                                      ==========                         ==========        ==========

                                                                                        Amortized
                 June 30, 1999                       Par value      Maturity Date          Cost          Fair value
             Short-term securities
Federal National Mortgage Association                 $  400,000   Jul. 15, 1999         $  392,973        $  399,258
                                                      ==========                         ==========        ==========

              Long-term securities
Federal National Mortgage Association                 $  400,000   Feb. 16, 2001         $  400,000        $  395,560
New Britain Connecticut Bond                             335,000   May 1, 2001              335,417           330,578
State of Connecticut Bond                                550,000   Jan. 15, 2003            557,747           540,337
State of Connecticut Bond                                400,000   Jul.1, 2003              416,291           396,224
                                                     -----------                       ------------      ------------
Total long-term                                       $1,685,000                         $1,709,455        $1,662,699
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

1.       Summary of significant accounting policies (Cont'd)
         ---------------------------------------------------

         Segment Disclosure

         FASB Statement No. 131 requires the disclosure of certain financial data based on an entity's operating segments. The Company's two operating segments are MPC and MPAL. Condensed financial statements of these segments are included in Notes 3 and 4 and additional segment data are included in Note 11.

2.        Oil and gas properties

          (a)     Australia

Mereenie

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Participants) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of production from the field is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. MPAL's share of the Mereenie field proved developed oil reserves was approximately 496,000 barrels at June 30, 2000.

         The field was producing about 1,200 (MPAL share - 420) barrels of crude oil per day ("bpd") and 34 (MPAL share - 12) million cubic feet of gas per day ("mmcfd"), at June 30, 2000. During 2000, MPAL's share of oil sales was 198,000 barrels and 4.3 billion cubic feet ("bcf") of gas sold from oil and gas wells. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to the Brewer Estate industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. The Mereenie Participants are also providing Mereenie gas in the Northern Territory to the Power and Water Authority ("PAWA") and Gasgo Pty. Ltd., a company it wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts".

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

2.       Oil and gas properties (Cont'd)

See "Gas Supply  Contracts".  During fiscal 2000,  MPAL's share of gas sales was
3.1 bcf and the field was producing 16 (MPAL share - 8.2) MMCFD at June 30, 2000.

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

Gas Supply Contracts

                                     Maximum contract
                                 (balance/after royalties)
                                                                    Percentage of
                                           (bcf)                  Contract completed                Contract Period
Palm Valley:
  Alice Springs (1981)                        2.3                         83                           1983-2003
  Darwin (1985)                              41.7                         45                           1987-2009
                                             ----
                                             44.0
Mereenie:
  Darwin (1985)                               7.9                         53                           1987-2012
  Darwin (1999)                              17.3                          5                           1999-2009
  Other                                       1.5                          -                            Various
                                            -----
                                             26.7
Total                                        70.7
                                             ====

         Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         In consideration for the Palm Valley Participants forgoing 20% of the Amadeus Basin to Darwin gas supply contract during the first 20 contract years, Mereenie Participants made a payment to the Palm Valley Participants to partially compensate the Palm Valley Participants for the reduced net present value of the future gas sales revenues which were postponed from contract years 1 to 20 to contract years 21 to 26. The agreement also provides that when the Mereenie Participants sell any additional gas from the Mereenie field, the Palm Valley Participants are entitled, as additional 2. Oil and gas properties (Cont'd)

consideration, to 35% of the revenues from the first 38 bcf (MPAL share - 19.5 bcf) of gas sold. At June 30, 2000, the balance of the Mereenie Participants gas subject to this entitlement was approximately 1.3 bcf (MPAL share - .5 bcf).

         At June 30, 2000, the Company had accrued $935,000 for future site restoration costs for the Mereenie and Palm Valley fields. The balance of the estimated liability is $2,836,000 at June 30, 2000 which will be accrued over the remaining life of the related reserves based on units of production.

Dingo Gas Field

         MPAL has a 34.3% interest in the Dingo gas field which is held under Retention License 2 and is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the Northern Territory, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. Dingo 2 and Dingo 3 wells are estimated to have the capacity of producing a combined rate of 5 mmcfd per day. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Browse Basin

         During the 1999 fiscal year, MPAL and its partners were granted exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. MPAL's share (17.5%) of the remaining work obligations for the three permits total $7,290,000 at June 30, 2000 and are as follows: $835,000 for the year 2001, $2,277,000 for 2002, $355,000 for 2003, $3,740,000 for 2004
and $83,000 for 2005.

         During January 1999, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin. MPAL's share (100%) of the remaining work obligations of the two permits total $9,309,000 and are as follows: $417,000 for the fiscal year 2001, $238,000 for 2002, $4,178,000 for the 2003, $298,000 for
2004 and $4,178,000 for 2005. The expenditures for the years 2001-2002 are obligatory and discretionary for the years 2003-2005.

Carnarvon Basin

         During April 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. MPAL's share (100%) of the remaining work obligations of the permit total $4,626,000 at June 30, 2000 and are as follows:
$60,000  for the  fiscal  year  2001,  $221,000  for  2002,  $30,000  for  2003,
$4,178,000 for 2004,

2. Oil and gas properties (Cont'd)

$107,000 for 2005 and $30,000 for 2006. The expenditures for the years 2001-2003 are obligatory and discretionary for the years 2004-2006.

Maryborough Basin

         MPAL holds a 98% interest in exploration permit ATP 613P, a 670,000 acre block, in the Maryborough Basin in Queensland, Australia. A third party has agreed to pay A.$300,000 for additional seismic data, which was acquired during September 2000. Depending on the results of this work, the third party has an option to drill an exploration well in exchange for an approximate 50% interest in the permit.

Cooper Basin

         During April 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks in South Australia's Cooper Basin. The formal grant of the permit is pending. MPAL's share of the work obligations will total $3,074,000 and are as follows: $1,074,000 for the fiscal year 2002, $656,000 for 2003, $478,000 for 2004, $388,000 for 2005 and $478,000
for 2006.

          (b)     Canada

          The Company has a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991 with two producing wells. For financial statement purposes in fiscal 1987 and 1988, the Company wrote down its Canada cost center, which included the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Although the field is now producing, the Company has not yet classified its share of the Kotaneelee gas reserves as proved because the gas field is still the subject of litigation. The Company will reclassify the reserves at the Kotaneelee field as proved when there is greater assurance as to the timing and assumptions regarding the investment. The operator reported that as of November 30, 1999, the carried interest account had paid out.

          In December 1999, the Company and the other carried interest parties filed a motion to have the Court of Queen's Bench direct the working interest parties in the Kotaneelee gas field to make timely payments of all current and future amounts due from their share of the Kotaneelee gas field revenues. In April 2000, the trial court dismissed the motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The trial court's decision is being appealed to the Alberta Court of Appeal.

2.        Oil and gas properties (Cont'd)

          In view of the trial court's dismissal of the motion, the Company does not intend to accrue any revenues from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The September 2000 report provided information for production during the month of June 2000. Based on the reported data, the Company believes that the total amount due the Company is $491,232 of which $162,874 has been deposited in escrow. At June 30, 2000, the Company has accrued approximately $43,000 of such gas sales.

(c)       United States

Tapia Canyon, California

         Effective December 1, 1997, MPC acquired a 20% interest in a heavy oil recovery project in Tapia Canyon, California. Because the Company was dissatisfied with the program to develop the field reserves, the Company sold its interest for its approximate cost of $101,000 effective August 31, 1999.

Stephens County, Texas

         During fiscal 1999, MPC participated (20%) in the drilling of the Puckett No. 1 well. During late June 1999, MPC also participated (21.4%) in the drilling of the Smith No. 1 well. During the fiscal year 2000, the $119,000 cost of both wells was written off because the project was deemed to be uneconomic.

          (d)     Belize

Southern Offshore Block PSA

         During July 2000, MPC (3%) and MPAL (20%) withdrew from the joint venture which was formed to explore the Southern Offshore Blocks in Belize, Central America. Most of the costs related to this project had been written off in prior years except for the $33,000 written off in fiscal 2000.

         (e)      Exploratory and dry hole costs

         During 2000, MPC wrote off its costs relating to its properties in Texas. The costs in Australia relate primarily to the work being performed on MPAL's offshore Western

2.       Oil and gas properties (Cont'd)

Australia properties. The costs in 1999 related primarily to the Springbok - 1 well offshore Western Australia which was plugged and abandoned and the Belize project which was written off. In 1998, the Schilling -1 well and the Kittiwake
- 1 well which were drilled offshore Western Australia were also abandoned. The costs (in thousands) for MPC and MPAL were as follows:

             2000                       MPC                     MPAL                       Total
           Location
        U.S. / Belize                  $ 124                    $ 32                       $ 156
          Australia                        -                   1,933                       1,933
                                       -----                  -------                     -------
            Total                      $ 124                  $ 1,965                     $ 2,089
                                       =====                  =======                     =======

             1999
        U.S. / Belize                   $ 50                   $ 361                       $ 411
          Australia                        -                   1,648                       1,648
                                       -----                  -------                     -------
            Total                       $ 50                  $ 2,009                     $ 2,059
                                        ====                  =======                     =======

             1998
        U.S. / Belize                   $ 32                   $ 118                       $ 150
          Australia                        -                   3,196                       3,196
                                       -----                   -----                       -----
            Total                       $ 32                  $3,314                     $ 3,346
                                        ====                  ======                     =======


Commitments

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2005. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and the Company's financial position.

         Fiscal Year               Expenditures Required       Contingent Expenditures               Total

             2001                          $2,934,000               $       75,000                  $ 3,009,000
             2002                           1,961,000                      937,000                    2,898,000
             2003                             706,000                   12,314,000                   13,020,000
             2004                             937,000                    1,085,000                    2,022,000
             2005                               2,000                    4,792,000                    4,794,000
                                                -----                    ---------                    ---------
                                           $6,540,000                  $19,208,000                  $25,743,000
                                           ==========                  ===========                  ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents, cash flow from Australian operations and any balance remaining from its available A.$10 million bank line of credit. MPAL also expects that it will find partners to share the above exploration costs.

3.       MPC condensed financial statements

          The  following  are   unconsolidated   condensed  balance  sheets  and
statements of income and cash flows of MPC (in thousands).

                                           Magellan Petroleum Corporation
                                              Condensed Balance Sheets

                                                                                             June 30,
                                                                                    ------------------------------
                                                                                     2000                1999

Assets
Current assets                                                                       $   2,044           $   1,967
Other assets                                                                             1,476               1,709
Oil and gas properties - net                                                               100                 171
Investment in MPAL                                                                      15,495              15,957
                                                                                      --------            --------
    Total assets                                                                       $19,115             $19,804
                                                                                       =======             =======

Liabilities And Stockholders' Equity
Current liabilities                                                                $        18         $        70
                                                                                   -----------         -----------
Stockholders' equity:
  Capital                                                                               43,838              43,838
  Accumulated deficit                                                                  (16,914)            (18,405)
  Accumulated other comprehensive loss                                                  (7,827)             (5,699)
                                                                                     ----------          ----------
    Total stockholders' equity                                                          19,097              19,734
                                                                                      --------            --------
      Total liabilities and stockholders' equity                                       $19,115             $19,804
                                                                                       =======             =======

                                           Magellan Petroleum Corporation
                                           Condensed Statements Of Income

                                                                             Year ended June 30,
                                                              --------------------------------------------------
                                                               2000                 1999                 1998

Revenues                                                      $   220              $   190              $   175
Costs and expenses                                                930                 (879)                (863)
                                                             --------             ---------            ---------
Loss before income taxes                                         (710)                (689)                (688)
Income tax provision                                              114                  105                    1
                                                             --------             --------           ----------
Loss before equity in MPAL                                       (824)                (794)                (689)
Equity in MPAL net income                                       2,314                1,739                1,726
                                                              -------              -------              -------
Net income                                                    $ 1,490              $   945               $1,037
                                                              =======              =======               ======

3.       MPC condensed financial statements (Cont'd)
         -------------------------------------------

                                           Magellan Petroleum Corporation
                                         Condensed Statements Of Cash Flows

                                                                                  Year ended June 30,
                                                                       ----------------------------------------------
                                                                           2000              1999             1998

Operating Activities:
  Net income                                                             $ 1,490           $   945           $ 1,037
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Abandonments                                                              71                47                 -
    Equity in MPAL income                                                 (2,314)           (1,739)           (1,726)
  Change in operating assets and liabilities:
    Accounts receivable and other assets                                      (6)              (37)              (59)
    Accounts payable and accrued liabilities                                 (52)              (27)               79
                                                                        ---------         ---------         --------
Net cash used in operating activities                                       (811)             (811)             (669)
                                                                         --------          --------          --------

Investing Activities:
  Additions to property and equipment                                          -               (92)              (79)
  Marketable securities (purchased) sold                                    (956)              365              (256)
  Purchase of MPAL shares                                                   (110)             (112)                -
                                                                         --------          --------      -----------
Net cash used in investing activities                                     (1,066)              161              (335)
                                                                          -------         --------           --------

Financing Activities:
  Dividends from MPAL                                                        760               705             1,546
  Exercise of stock options                                                    -                56               122
                                                                     -----------         ---------           -------
Net cash provided from financing activities                                  760               761             1,668
                                                                        --------          --------             -----

Net increase (decrease) in cash and
Cash and cash equivalents at beginning of year                             1,199             1,088               424
                                                                         -------           -------           -------
Cash and cash equivalents at end of year                                $     82            $1,199            $1,088
                                                                        ========            ======            ======

4.       MPAL transactions and condensed financial statements

         The following are the condensed consolidated balance sheets and consolidated statements of income of MPAL (in thousands). At June 30, 2000, Santos Ltd. held 18.2% of MPAL and Origin Energy Limited held 17.1% with the balance of 13.7% held by approximately 2,000 shareholders in Australia.

4.       MPAL transactions and condensed financial statements (Cont'd)
         -------------------------------------------------------------

         The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of MPAL's subsidiaries.

                                        Magellan Petroleum Australia Limited
                                        Condensed Consolidated Balance Sheets

                                                                                            June 30,
                                                                                -----------------------------------
                                                                                     2000                   1999

Assets

Current assets                                                                      $17,995                $13,989
Other assets                                                                            720                    755
Oil and gas properties - net                                                         20,510                 25,313
Land, building and equipment - net                                                      928                  1,073
                                                                                 ----------              ---------
               Total                                                                $40,153                $41,130
                                                                                    =======                =======

Liabilities And Stockholders' Equity

Current liabilities                                                                $  4,975               $  3,114
                                                                                   --------               --------

Long term liabilities                                                                 5,285                  7,005
                                                                                   --------               --------

Stockholders' equity:
  Capital                                                                            34,408                 34,408
  Retained earnings                                                                   9,923                  6,890
  Accumulated other comprehensive loss                                              (14,438)               (10,287)
                                                                                   ---------              ---------
                                                                                     29,893                 31,011
                                                                                   --------               --------
            Total                                                                   $40,153                $41,130
                                                                                    =======                =======

4.       MPAL transactions and condensed financial statements (Cont'd)
         -------------------------------------------------------------

                      Magellan Petroleum Australia Limited
                   Condensed Consolidated Statements of Income

                                                                               Year ended June 30,
                                                                --------------------------------------------------
                                                                     2000               1999                1998

Revenues                                                            $16,927             $13,925            $15,165
Costs and expenses                                                   12,337              10,666             11,615
                                                                   --------            --------           --------
Income before income taxes                                            4,590               3,259              3,550
Income tax provision (benefit)                                           66                (158)               143
                                                                   --------            ---------          --------
Net income                                                         $  4,524            $  3,417           $  3,407
                                                                   ========            ========           ========

-
                                        Magellan and Minority Equity in MPAL

Magellan equity interest in MPAL:
  Magellan equity in net income                                     $  2,314            $  1,739           $  1,726
                                                                    ========            ========           ========

Minority equity interest in MPAL:
  Minority interest in net income                                   $  2,210            $  1,678           $  1,681

Other comprehensive income (loss)                                     (2,023)              1,203             (3,198)
Other                                                                    (77)                  -                  -
Dividends paid                                                          (731)               (687)            (1,506)
                                                                  -----------         -----------         ----------

Total minority interest increase (decrease)                        $    (621)           $  2,194           $ (3,023)
                                                                   ==========           ========           =========

5.       Capital and stock options

         The Company's Certificate of Incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

         On October 5, 1989, the Company adopted a Stock Option Plan covering one million shares of the Company's common stock which have all been issued. The plan provided for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. On December 3, 1997, the Board of Directors approved a new stock option plan for an additional one million shares with similar terms.

         At June 30, 2000, 706,000 of the stock options outstanding were vested and exercisable. During fiscal 1999, options to purchase 50,000 were repriced from $2.75 to $1.57, the fair market value on the date of repricing. In addition, options to purchase 175,000 shares of common stock were exercised in a cashless exchange which resulted in the issuance of 75,731 shares during fiscal 1999. Following is a summary of option transactions for the three years ended June 30, 2000:

                                       Expiration         Number of shares
Options outstanding                       Dates                                       Exercise Prices ($)
-------------------                       -----                                       -------------------
June 30, 1997                                                 406,250                      .8125-2.75
  Exercised                                                  (131,250)                        .94
                                                             ---------
June 30, 1998                                                 275,000                     .8125 - 2.75
  Granted                               Oct. 2003             146,000                         1.57
  Exercised                                                  (225,000)                       .8125
                                                             ---------
June 30, 1999                                                 196,000                         1.57
  Granted                               Feb. 2005             745,000                         1.28
                                                              -------
June 30, 2000                                                 941,000               ($1.34 weighted average)
                                                              =======

                                 Summary of Options Outstanding at June 30, 2004

  Granted 1997                          Sep. 2001              50,000                         1.57
  Granted 1999                          Oct. 2003             146,000                         1.57
  Granted 2000                          Feb. 2005             745,000                         1.28
                                                              -------
                                     941,000

Options reserved for future grants                            255,000
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

         Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 2000.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 2000 valuation model were: risk free interest rate - 6.65%, expected life
- 5 years, expected volatility - .419, expected dividend - 0. The assumptions used in the 1999 valuation model were: risk free interest rate - 4.45%, expected life - 5 years, expected volatility - 1.0, expected dividend - 0. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                                           Amount               Per Share
Net income as reported - June 30, 1999                                    $ 945,000               $  .04
Stock option expense                                                       (200,000)                (.01)
                                                                         -----------              -------
Pro forma net income - June 30, 1999                                      $ 745,000               $  .03
                                                                          =========               ======

Net income as reported - June 30, 2000                                   $1,490,000                  .06
Stock option expense                                                       (336,000)                (.01)
                                                                      --------------              -------
Pro forma net income - June 30, 2000                                    $ 1,154,000               $  .05
                                                                        ===========               ======

6.       Income taxes

(a)      Components of pretax income (loss) by geographic area (in thousands)
         --------------------------------------------------------------------
         are as follows:
         ---------------

                                                                               Year ended June 30,
                                                                   --------------------------------------------------
                                                                      2000                1999               1998

United States                                                       $  (686)           $  (743)            $  (850)
Foreign                                                               4,565              3,314               3,712
                                                                    -------            -------             -------
Total                                                                $3,879             $2,571              $2,862
                                                                     ======             ======              ======

(b) Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

                                                                                Year ended June 30,
                                                                    ---------------------------------------------
                                                                     2000                1999               1998

Pretax consolidated income                                          $3,879             $2,571              $2,862
Losses not recognized:
  MPC's operations                                                     710                689                 689
  Permanent differences                                             (1,534)            (1,256)             (2,443)
                                                                   --------           --------            --------
Book taxable income - Australia                                     $3,055             $2,004              $1,108
                                                                    ======             ======              ======

Australian tax rate                                                  36%                36%                 36%
                                                                     ===                ===                 ===

Australian income tax                                               $1,100             $  722              $  399
Tax (benefit) attributable to reconciliation of
  Year end deferred tax liability                                   (1,034)              (879)               (256)
                                                                 ----------          ---------           ---------
MPAL Australian tax (benefit)                                           66               (157)                143
MPC income tax                                                         114                105                   1
                                                                  --------           --------          ----------
Consolidated income tax (benefit)                                 $    180           $    (52)            $   144
                                                                  ========           =========            =======

Current income tax provision                                       $ 1,343            $   225           $       1
Deferred income tax provision (benefit)                             (1,163)              (277)                143
                                                                  ---------          ---------           --------
Consolidated income tax provision (benefit)                       $    180           $    (52)            $   144
                                                                  ========           =========            =======

Effective tax rate                                                   5%                 (2%)                5%
                                                                     ==                 ====                ==

         The amount of $4,255,000 and $6,060,000 in deferred income tax liability at June 30, 2000 and June 30, 1999, respectively, relates primarily to the deduction of acquisition and development costs which are capitalized for financial statement purposes. The 2000 credit of $1,034,000 represents the tax benefit of $378,000 of prior years' losses previously not taken into account and the tax benefit of $656,000 from the reduction in the Australian income tax rate. The 1999 and 1998 credits of $879,000 and


6.       Income taxes (Cont'd)

$256,000 represent the tax benefit of prior years' losses previously not taken into account.

(c)      United States

         At June 30, 2000, the Company had approximately $15,375,000 and $3,702,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between the years 2001 and 2019. Of this amount, MPC has federal loss carryforwards that expire as follows: $624,000 expires in 2001, $912,000 in 2002, $209,000 in 2003,
$915,000 in 2004,  $570,000 in 2005,  $865,000 in 2007 and  $2,055,000  in 2008.
MPAL's U.S.  subsidiary has federal loss  carryforwards  that expire as follows:
$220,000 expires in 2005,  $2,392,000 in 2006, $1,669,000 in 2010, $1,764,000 in
2011, $2,855,000 in 2012, $229,000 in 2013 and $96,000 in 2019. The Company also has approximately $743,000 of foreign tax credit carryovers, which are scheduled to expire periodically between the years 2001 and 2005. MPC's state loss carryforwards expire periodically between the years 2001 and 2005. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences. Significant components of the Company's deferred tax assets were as follows:

                                                                      June 30,                      June 30,
                                                                        2000                          1999

Net operating losses                                                     $3,889,000                    $4,223,000
Foreign tax credits                                                         743,000                       887,000
Interest                                                                    214,000                       214,000
                                                                            -------                       -------
Total deferred tax assets                                                 4,846,000                     5,324,000
Valuation allowance                                                      (4,846,000)                   (5,324,000)
                                                                        ------------                  ------------
Net deferred tax assets                                          $                -            $                -
                                                                 ==================            ==================

7.       Bank loan

         MPAL has a $6 million line of credit with an Australian bank at the bank's prime rate of interest (5.9% at June 30, 2000, and 4.9% at June 30, 1999) plus .5%. The line of credit, which is renewed annually, is unsecured and expires December 31, 2000. In addition, there is an annual fee of A.$30,000 payable with respect to the line of credit. At June 30, 2000 and 1999, the line of credit was not being utilized.

8.       Related party and other transactions

         G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to the Company, was paid $138,953, $235,028 and $248,174 in fees for fiscal years 2000, 1999 and 1998, respectively. James
R. Joyce, the President and Chief Financial Officer, is the owner of G&O'D INC. Effective January 1, 2000, Mr. Joyce is being paid an annual salary of $150,000. Mr. Timothy L. Largay, a director of the Company is a member of the law firm of Murtha Cullina LLP, which firm was paid fees of $29,943, $44,860 and $36,366 for fiscal years 2000, 1999 and 1998, respectively. In addition, Mr. Heath, a director, has overriding royalty interests which were granted between 1957 and 1968 on certain of the Company's oil and gas properties prior to any discoveries. The following gross royalty amounts represent payments by all of the owners of the fields, not just the Company's share. The payments to Mr. Heath with respect to these royalties in fiscal 2000 were $47,270, in fiscal 1999 were $44,469 and in fiscal 1998 were $46,044.

9.       Leases

         At June 30, 2000, future minimum rental payments applicable to MPAL's noncancelable operating (office) lease were as follows:


                                Fiscal Year            Amount
                                -----------            ------
                                   2001                 93,000
                                   2002                 98,000
                                   2003                116,000
                                   2004                122,000
                                                       -------
                                   Total               429,000
                                                       =======

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

         The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                                                             June 30,
                                                                                    2000                 1999
Change in Benefit Obligation
Benefit obligation at beginning of year                                             $2,834,084           $2,412,353
  Service cost                                                                         194,154              207,386
  Interest cost                                                                        125,634              137,739
  Actuarial gains and losses                                                           285,652               61,692
  Benefits paid                                                                       (784,168)             (87,691)
  Taxes on contributions                                                               (33,506)             (43,022)
  Expenses                                                                             (40,303)             (41,707)
  Foreign currency effect                                                              252,537              187,334
                                                                                  ------------         ------------
Benefit obligation at end of year                                                   $2,281,366           $2,834,084
                                                                                    ==========           ==========

Change in Plan Assets
Fair value of plan assets at beginning of year                                      $3,498,661           $2,974,283
  Actual return on plan assets                                                         371,209              232,262
  Contributions by employer                                                            170,907              233,566
  Benefits paid                                                                       (784,164)             (87,691)
  Foreign currency effect                                                             (370,570)             230,970
  Other (expenses)                                                                     (73,809)             (84,729)
                                                                                  -------------        -------------
Fair value of plan assets at end of year                                            $2,812,230           $3,498,661
                                                                                    ==========           ==========

Reconciliation of Funded Status
Funded Status                                                                      $   530,864          $   664,577
  Unrecognized actuarial loss (gain)                                                  (106,195)            (148,469)
  Unrecognized prior service cost                                                      294,842              238,530
                                                                                  ------------         ------------
Prepaid benefit costs                                                              $   719,511          $   754,638
                                                                                   ===========          ===========

         The net pension expense for the MPAL pension plan was as follows:

                                                                                Year ended June 30,
                                                                  --------------------------------------------------
                                                                    2000               1999                1998
Service cost                                                         $194,154           $207,386           $186,819
Interest cost                                                         125,634            137,739            135,945
Actual return on plan assets                                         (167,133)          (209,038)          (192,079)
Net amortization and deferred items                                   (26,549)           (29,694)           (27,554)
                                                                   -----------        -----------        -----------
Net pension cost                                                     $126,106           $106,393           $103,131
                                                                     ========           ========           ========

Plan contributions by MPAL                                           $180,000           $220,000           $224,000
                                                                     ========           ========           ========

         Significant assumptions used in determining pension cost and the related obligations were as follows:

                                                                    2000               1999                1998
Assumed discount rate                                                6.0%               6.0%               5.5%
Rate of increase in future compensation levels                       4.5%               4.5%               4.0%
Expected long term rate of return on plan assets                     6.5%               6.0%               6.5%
Australian exchange rate                                           $.5968             $.6675              $.6194

11.       Segment information

         The Company has two reportable segments, MPC and its majority owned subsidiary, MPAL. Although each company is in the same business, MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC.

         Segment information (in thousands) for the Company's two operating segments is as follows:

                                                                               Year ended June 30,
                                                                 ---------------------------------------------------
                                                                   2000                1999               1998
Revenues:
  MPC                                                              $     980          $     895            $  1,721
  MPAL                                                                16,927             13,925              15,165
  Elimination of intersegment dividend                                  (760)              (705)             (1,546)
                                                                  -----------        -----------          ----------
  Total consolidated revenues                                        $17,147            $14,115             $15,340
                                                                     =======            =======             =======

                                                                               Year ended June 30,
                                                                  -------------------------------------------------
                                                                   2000                1999               1998
Interest income:
  MPC                                                             $      174         $      183          $      171
  MPAL                                                                   643                534                 570
                                                                 -----------        -----------         -----------
  Total consolidated                                              $      817         $      717          $      741
                                                                  ==========         ==========          ==========

Net income (loss):
  MPC                                                            $       (64)       $       (89)         $      857
  MPAL                                                                 2,314              1,739               1,726
  Elimination of intersegment dividend                                  (760)              (705)             (1,546)
                                                                 ------------       ------------         -----------
  Consolidated net income                                         $    1,490         $      945           $   1,037
                                                                  ==========         ==========           =========

Assets:
  MPC                                                               $ 19,115           $ 19,804            $ 17,516
  MPAL                                                                40,153             41,130              35,638
  Equity elimination                                                 (15,292)           (15,788)            (13,375)
                                                                   ----------         ----------          ----------
  Total consolidated assets                                         $ 43,976           $ 45,146            $ 39,779
                                                                    ========           ========            ========

Other significant items:
  Depletion, depreciation and amortization:
    MPC                                                        $           -      $           -       $           -
    MPAL                                                               3,670              2,357               2,205
                                                                   ---------          ---------           ---------
    Total consolidated                                              $  3,670           $  2,357            $  2,205
                                                                    ========           ========            ========

  Exploratory and dry hole costs:
    MPC                                                           $      124        $        50         $        32
    MPAL                                                               1,965              2,009               3,314
                                                                   ---------          ---------           ---------
    Total consolidated                                              $  2,089           $  2,059            $  3,346
                                                                    ========           ========            ========

  Income tax expense (benefit):
    MPC                                                            $     114          $     105         $         1
    MPAL                                                                  66               (157)                143
                                                                  ----------        ------------         ----------
    Total consolidated                                             $     180         $      (52)          $     144
                                                                   =========         ===========          =========

12.       Geographic information

         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                                              Year ended June 30,
                                                                  --------------------------------------------------
                                                                      2000                1999               1998

Revenue:
  Australia                                                          $16,927            $13,924             $15,148
  United States                                                          220                191                 192
                                                                  ----------         ----------          ----------
                                                                     $17,147            $14,115             $15,340
                                                                     =======            =======             =======
Operating income (loss):
  Australia                                                         $  4,038           $  3,144            $  3,979
  Belize                                                                 (80)              (351)               (195)
  United States                                                           94                (46)               (163)
                                                                 -----------        ------------         -----------
                                                                       4,052              2,747               3,621
  Corporate overhead and interest,
    net of other income                                                 (173)              (176)               (759)
                                                                  -----------        -----------         -----------
  Consolidated operating income before
    income taxes and minority interests                             $  3,879           $  2,571            $  2,862
                                                                    ========           ========            ========

Net income (loss):
  Australia                                                         $  2,332           $  1,945            $  1,911
  Belize                                                                 (42)              (178)               (103)
  United States                                                         (800)              (822)               (771)
                                                                  -----------        -----------         -----------
                                                                   $   1,490          $     945            $  1,037
                                                                   =========          =========            ========
Identifiable assets:
  Australia                                                          $40,152            $41,130             $35,236
  Belize                                                                   -                  -                 433
  United States                                                          100                169                  17
                                                                  ----------         ----------         -----------
                                                                      40,252             41,299              35,686
  Corporate assets                                                     3,724              3,847               4,093
                                                                   ---------          ---------           ---------
                                                                     $43,976            $45,146             $39,779
                                                                     =======            =======             =======

          Substantially all of MPAL's gas sales were to the Power and Water Authority ("PAWA") of the Northern Territory of Australia ("NTA"). Most of MPAL's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide.

13.       Other financial information

                                                                              Year ended June 30,
                                                                ------------------------------------------------
                                                                  2000                1999                1998
Costs and expenses - Other
  Consultants                                                  $     91,524        $    160,684        $     52,741
  Directors' fees and expense                                       210,449             200,373             181,466
  Insurance                                                         166,004             189,765             217,503
  Interest expense                                                   19,093              19,259              24,468
  Rent                                                              193,098             167,947             271,241
  Taxes                                                             195,305             158,925             218,467
  Travel                                                             97,110             145,046             219,172
  Other (net of overhead reimbursements)                           (251,328)           (277,496)           (228,126)
                                                               -------------       -------------       -------------
                                                                $   721,255         $   764,503         $   956,932
                                                                ===========         ===========         ===========

Royalty payments                                                 $1,508,146          $1,224,149          $1,464,478
                                                                 ==========          ==========          ==========

Interest payments                                              $     19,093        $     19,259        $     24,468
                                                               ============        ============        ============

Income tax payments                                             $   239,750         $   105,370       $       1,000
                                                                ===========         ===========       =============

14.       Selected quarterly financial data (unaudited)

          The following is a summary (in thousands) of the quarterly results of operations for the years ended June 30, 2000 and 1999:

2000                                          QTR 1               QTR 2               QTR 3               QTR 4*
                                               ($)                 ($)                 ($)                 ($)
Total revenues                                 3,630               4,622               4,282               4,614
Costs and expenses                            (2,931)             (4,209)             (2,700)             (3,428)
Income tax (provision) benefit                  (228)                531                (491)                  8
Minority interests                               328                (615)               (594)               (673)
                                             -------             --------            --------           ---------
Net income (loss)                                143                 329                 497                 521
                                             =======            ========             =======            ========
Per share (basic & diluted)                    .01                 .01                 .02                 .02
                                               ===                 ===                 ===                 ===

1999                                          QTR 1               QTR 2               QTR 3               QTR 4*
                                               ($)                 ($)                 ($)                 ($)
Total revenues                                 3,200               3,570               3,319               4,026
Costs and expenses                            (3,398)             (2,781)             (3,332)             (2,033)
Income tax (provision) benefit                    53                (372)                (98)                469
Minority interests                               (28)               (358)                (38)             (1,254)
                                            ---------            --------           ---------             -------
Net income (loss)                               (173)                 59                (149)              1,208
                                             ========           ========             ========            =======
Per share (basic & diluted)                    .01                   -                (.01)                .05
                                               ===                   ==               =====                ===

*See Management's Discussion and Analysis of Financial Condition and Results of Operations. There were 25,209,226 shares of common stock outstanding during all of the above periods.

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (unaudited)

                                  June 30, 2000

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

Estimated net quantities of proved developed and proved oil and gas reserves:

                                                       Natural Gas                               Oil
                                                          (Bcf)                            (Thousand Bbls)

Proved Reserves:                                        Australia                             Australia
----------------                                        ---------                             ---------
                                                           (*)

June 30, 1997                                             96.082                                   959
Revision of previous estimates                            (5.071)                                  204
Extensions and discoveries                                     -                                     -
Production                                                (5.844)                                 (248)
                                                         --------                                 -----
June 30, 1998                                             85.167                                   915
Revision of previous estimates                              .011                                    20
Extensions and discoveries                                 1.258                                     -
Production                                                (5.898)                                 (205)
                                                          -------                                 -----
June 30, 1999                                             80.538                                   730
Revision of previous estimates                            (3.902)                                  (62)
Extensions and discoveries                                    -                                      -
Production                                                (6.047)                                 (172)
                                                          -------                                 -----
June 30, 2000                                             70.589                                   496
                                                          ======                                   ===

Proved Developed Reserves:

June 30, 1997                                             96.082                                   959
                                                          ======                                   ===

June 30, 1998                                            85.167                                  915
                                                         ======                                  ===

June 30, 1999                                             80.538                                 730
                                                          ======                                 ===

June 30, 2000                                             70.589                                 496
                                                          ======                                 ===
-------------------

(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts.
Approximately  48.8% of reserves are attributable to minority  interests at June
30, 2000 (49.1% for 1999 and 49.3% for 1998).

Costs of oil and gas activities (in thousands):
-----------------------------------------------

                                                                          Australia
                                                      Exploration                            Development
              Fiscal Year                                  Costs                                  Costs
              -----------                                  ------                                 -----
                 2000                                     $  2,001                               $  2,080
                 1999                                        1,648                                  3,757
                 1998                                        3,196                                  3,474

                                                                           Americas
                                                      Exploration                            Acquisition
              Fiscal Year                                  Costs                                  Costs
              -----------                                  ------                                 -----
                 2000                                  $        17                                 $   --
                 1999                                           81                                     --
                 1998                                          150                                     79

Capitalized costs subject to depletion, depreciation and amortization ("DD&A") (in thousands):

                                                                         June 30, 2000
                                                Australia                  Americas                    Total
Costs subject to DD&A                               $45,666                   $     -                    $45,666
Costs not subject to DD&A                                 -                       100                        100
Less accumulated DD&A                               (24,025)                        -                    (24,025)
                                                   ---------                 --------                   ---------
Net capitalized costs                               $21,641                      $100                    $21,741
                                                    =======                      ====                    =======

                                                                         June 30, 1999
                                                Australia                  Americas                    Total
Costs subject to DD&A                               $49,456                   $     -                    $49,456
Costs not subject to DD&A                                 -                       171                        171
Less accumulated DD&A                               (22,902)                        -                    (22,902)
                                                   ---------                 --------                   ---------
Net capitalized costs                               $26,554                      $171                    $26,725
                                                    =======                      ====                    =======

Discounted future net cash flows:
---------------------------------

         The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2000. Australia was the only cost center with proved reserves. At June 30, 2000, approximately 48.8% (49.1% for 1999 and 49.3% for
1998) of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                                                        Total

                                                                     ---------------------------------------------
                                                                       2000              1999              1998
Future cash inflows                                                  $120,385          $144,116          $136,828
Future production costs                                               (16,696)          (17,917)          (17,441)
Future development costs                                               (7,896)                -              (893)
Future income tax expense                                             (26,482)          (42,288)          (40,429)
                                                                      --------        ----------        ----------
Future net cash flows                                                  69,311            83,911            78,065
10% annual discount for estimating timing
  of cash flows                                                       (25,261)          (30,590)          (29,813)
                                                                      --------        ----------        ----------
Standardized measures of discounted future
  net cash flows                                                      $44,050          $ 53,321          $ 48,252
                                                                      =======          ========          ========

         The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

                                                                       2000              1999              1998
Net change in prices and production costs                              $1,123          $    952          $ (4,318)
Extensions and discoveries                                                  -             1,123                 -
Revision of previous quantity estimates                                   929               (62)           (6,675)
Changes in estimated future development costs                          (8,831)                -            (1,087)
Sales and transfers of oil and gas produced                            (7,990)           (6,033)           (8,849)
Previously estimated development cost
  incurred during the period                                                -               893                 -
Accretion of discount                                                   4,372             3,966             5,623
Net change in income taxes                                              6,344               386             5,716
Net change in exchange rate                                            (5,218)            3,844           (10,471)
                                                                       -------         --------         ----------
                                                                      $(9,271)          $ 5,069          $(20,061)
                                                                      ========          =======          =========

Additional information regarding discounted future net cash flows:

                                    Australia

Reserves - Natural Gas

         Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which have been limited to the quantities of gas committed to specific contracts.

Reserves and Costs - Oil

         At June 30, 2000, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2000. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income taxes

         Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$13,248,000, A.$13,081,000 and A.$9,995,000 in unrecouped capital expenditures at 2000, 1999 and 1998, respectively. The tax rate in computing Australian future income tax expense was 34% for the fiscal year 2000 and 30% for the all other years.

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

Results of Operations

          The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2000:

                                                       Americas                                  Australia
                                         -------------------------------------------------------------------------------
                                           2000          1999          1998           2000          1999          1998
Revenues:
  Oil sales                              $      2     $       7     $      3          $4,634       $ 2,566       $ 4,095
  Gas sales                                    43             -            -          10,466         9,640        10,485
  Other production income                       -              -            -          1,225         1,180           632
                                         --------    -----------   ----------          -----      --------     ---------
  Total revenues                               45             7            3          16,325        13,386        15,212
                                          -------    ----------    ---------          ------       -------       -------

Costs:
  Production costs                              2            14            5           4,490         4,358         3,642
  Depletion, exploratory
    and dry hole costs                         88           410          151           5,264         3,905         5,937
                                           ------      --------      -------           -----       -------       -------
  Total costs                                  90           424          156           9,754         8,263         9,579
                                           ------      --------      -------           -----       -------       -------

Income (loss) before taxes and
  minority interest                           (45)         (417)        (153)          6,571         5,123         5,633
  Income tax provision (36%)                    -              -            -         (2,365)       (1,844)       (2,028)
                                         --------    -----------   ----------         -------      --------      --------
Income before minority interests              (46)         (417)        (153)          4,206         3,279         3,605
  Minority interests*                          17           177           74          (2,054)       (1,610)       (1,779)
                                           ------      --------     --------          -------      --------      --------
Net income (loss) from
  Operations                              $   (62)       $ (240)     $   (79)        $ 2,154       $ 1,669       $ 1,826
                                          ========       =======     ========        =======       =======       =======

Depletion per unit of
  Production                                    -             -             -        A.$4.27       A.$2.73       A.$2.30
                                       ==========    ==========    ==========        =======       =======       =======

* Minority interests 48.8% in 2000, 49.1 % in 1999 and 49.3% in 1998

Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.

                  None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2000, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ---------------------------------------------------------------

         (a)      (1)      Financial Statements.
                           --------------------

                           The  financial  statements  listed below and included
under Item 8 are filed as part of this report.

                                                                                                         Page
                                                                                                       reference

Report of Independent Auditors                                                                            34

Consolidated balance sheets as of June 30, 2000 and 1999                                                  35

Consolidated statements of income for each of the three years
  in the period ended June 30, 2000                                                                       36

Consolidated statements of changes in stockholders' equity for each
  of the three years in the period ended June 30, 2000                                                    37

Consolidated statements of cash flows for each of the three years
  in the period ended June 30, 2000                                                                       38

Notes to consolidated financial statements                                                               39-62

Supplementary oil and gas information (unaudited)                                                        63-67

                  (2)      Financial Statement Schedules.
                           -----------------------------

                           All  schedules  have been omitted  since the required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

         (b)      Reports on Form 8-K.
                  -------------------

                  None.

         (c)      Exhibits.
                  --------

                  The following exhibits are filed as part of this report:

         Item Number

                  2.       Plan of acquisition, reorganization, arrangement,
                           -------------------------------------------------
                           liquidation or succession.
                           --------------------------

                           None.

                  3.       Articles of Incorporation and By-Laws.
                           -------------------------------------

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

                  4.       Instruments defining the rights of security holders,
                           ----------------------------------------------------
                           including indentures.
                           ---------------------

                           None.

                  9.       Voting Trust Agreement.
                           ----------------------

                           None.

                  10.      Material contracts.

                           (a) Petroleum Lease No. 4 dated November 18, 1981 granted by the Northern Territory of Australia to United Canso Oil & Gas Co. (N.T.) Pty Ltd. filed as
                           Exhibit 10(a) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                           (b) Petroleum Lease No. 5 dated November 18, 1981 granted by the Northern Territory of Australia to Magellan Petroleum (N.T.) Pty. Ltd. filed as
                           Exhibit 10(b) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                           (c) Gas Sales Agreement between The Palm Valley Producers and The Northern Territory Electricity Commission dated November 11, 1981 filed as Exhibit 10(c) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.
 .
                           (d) Palm Valley Petroleum Lease (OL3) dated November 9, 1982 filed as Exhibit 10(d) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                           (e)  Agreements relating to Kotaneelee.
                                  (1) Copy of Agreement dated May 28, 1959 between the Company et al and Home Oil Company Limited et al and Signal Oil and Gas Company filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.
 .
                                  (2) Copies of Supplementary Documents to May 28, 1959 Agreement (see (e)(1) above), dated June 24, 1959, consisting of Guarantee by Home Oil Company Limited and Pipeline Promotion Agreement filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.
 .
                                  (3) Copy of Modification to Agreement dated May 28, 1959 (see (e)(1) above), made as of January 31, 1961. Filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.
 .
                                  (4) Copy of Letter Agreement dated February 1, 1977 between the Company and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.
 .
                           (f) Palm Valley Operating Agreement dated April 2, 1985 between Magellan Petroleum (N.T.)Pty. Ltd.,C. D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, I.E.D.C. Australia Pty. Ltd., Southern Alloys Ventures Pty. Limited and Amadeus Oil N.L. filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                           (g) Mereenie Operating Agreement dated April 27, 1984 between Magellan Petroleum (N.T.) Pty., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Oilmin (N.T.) Pty. Ltd., Krewliff Investments Pty. Ltd., Transoil (N.T.) Pty. Ltd. and Farmout Drillers NL and Amendment of October 3, 1984 to the above agreement filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                           (h) Palm Valley Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., C.
                           D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, IEDC Australia Pty Limited, Amadeus Oil N.L., Southern Alloy Venture Pty. Limited and Gasgo Pty. Limited. Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28, 1985 that the Guarantee is binding. All of the above were filed as Exhibit 10(h) to Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

                           (i) Mereenie Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., United Oil & Gas Co.(N.T.) Pty. Ltd., Canso Resources Limited, Moonie Oil N.L., Petromin No Liability, Transoil No Liability, Farmout Drillers N.L., Gasgo Pty. Limited, The Moonie Oil Company Limited, Magellan Petroleum Australia Limited and Flinders Petroleum N.L. Also included is the Guarantee of the Northern Territory of Australia dated June 28, 1985. All of the above were filed as Exhibit 10(i) to Annual Report on Form 10-K for the year ended
                           June 30, 1999 and are incorporated herein by reference.

                           (j) Agreements dated June 28, 1985 relating to Amadeus Basin -Darwin Pipeline which include Deed of Trust Amadeus Gas Trust, Undertaking by the Northern Territory Electric Commission and Undertaking from the Northern Territory Gas Pty Ltd. filed as Exhibit 10(j) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                           (k) Agreement between the Mereenie Producers and the Palm Valley Producers dated June 28, 1985 filed as
                           Exhibit 10(k) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                           (l) Form of Agreement pursuant to Article SIXTEENTH of the Company's Certificate of Incorporation and the applicable By-Law to indemnify the Company's directors and officers filed as Exhibit 10(l) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.
 .

                           (m) 1998 Stock Option Plan, filed as exhibit 4(a) to Form S-8 Registration Statement on January 14, 1999, is incorporated filed as Exhibit 10(m) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                    11.    Statement re computation of per share earnings.
                           -----------------------------------------------

                           Not applicable.

                    12.    Statement re computation of ratios.
                           -----------------------------------

                           None.

                    13.    Annual report to security holders, Form 10-Q or
                           -----------------------------------------------
                           quarterly report to security holders.
                           -------------------------------------

                           Not applicable.

                    16.    Letter re change in certifying accountant.
                           -----------------------------------------

                           None.

                    18.    Letter re change in accounting principles.
                           ------------------------------------------

                           None.

                    21.    Subsidiaries of the registrant.
                           ------------------------------

                           Filed herein.

                    22.    Published report regarding matters submitted to vote
                           ----------------------------------------------------
                           of security holders.
                           -------------------

                           Not applicable.

                    23.    Consent of experts and counsel.
                           ------------------------------

                           Consent of Ernst & Young LLP filed herein.

                    24.    Power of attorney.
                           -----------------

                           None.

                    27.    Financial Data Schedule.
                           -----------------------

                           Filed herein (EDGAR filing only).

                    99.    Additional Exhibits.
                           -------------------

                           None.

            (d)     Financial Statement Schedules.
                    -----------------------------

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

                                           MAGELLAN PETROLEUM CORPORATION
                                                    (Registrant)

                                             /s/ James R. Joyce
                                                 James R. Joyce, President

Dated:  September 25, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Benjamin W. Heath                                           /s/ James R. Joyce
---------------------------------------------------------       ------------------
Benjamin W. Heath                                               James R. Joyce
Director                                                        Director, President and Chief Executive Officer,
                                                                Chief Financial and Accounting Officer


Dated:  September 25, 2000                                      Dated: September 25, 2000
        ----------------------------------------------                 ------------------


/s/ Hedley Howard                                               /s/ Walter McCann
Hedley Howard                                                   Walter McCann
Director                                                        Director


Dated:  September 25, 2000                                      Dated: September 25, 2000
        ----------------------------------------------                 ------------------


/s/ Timothy L. Largay                                           /s/ Ronald P. Pettirossi
------------------------------------------------------------    ------------------------
Timothy L. Largay                                               Ronald P. Pettirossi
Director                                                        Director


Dated:  September 25, 2000                                      Dated: September 25, 2000
        ----------------------------------------------                 ------------------

                                INDEX TO EXHIBITS




     21. Subsidiaries of the Registrant

     23. Consent of Independent Auditors

     27. Financial Data Schedule (Edgar filing only)