Form 10-Q
period 2000-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2000-11-14
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000
                               -------------------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-5507
                       --------------

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

         The number of shares outstanding of the issuer's single class of common stock as of November 10, 2000 was 25,108,226.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                SEPTEMBER 30 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                             Page

         Consolidated balance sheets at September 30, 2000
         and June 30, 2000                                                  2

         Consolidated statements of operations for the three months
         ended September 30, 2000 and 1999                                  3

         Consolidated statements of cash flows for the three months ended
         September 30, 2000 and 1999                                        4

         Consolidated statement of changes in stockholders' equity for the
         three months ended September 30, 2000                              5

         Notes to consolidated financial statements                         6

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk         15

                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                 16

ITEM 6   Exhibits and Reports on Form 8-K                                  16

         Signature                                                         17

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,              June 30,
                                                                                         2000                    2000
                                                                                ----------------------------------------------------
                                        ASSETS                                         (unaudited)                  (Note)
                                        ------
        Current assets:
          Cash and cash equivalents                                                    $13,020,774             $13,890,834
          Accounts receivable                                                            3,832,387               3,873,398
          Marketable securities                                                          1,467,278               1,581,730
          Reimbursable development costs                                                   172,941                 138,077
          Inventories                                                                      440,966                 289,743
          Other assets                                                                     249,662                 265,462
                                                                                     -------------            ------------
                  Total current assets                                                  19,184,008              20,039,244
                                                                                       -----------             -----------

        Marketable securities                                                            1,473,374               1,476,449

        Property and equipment (successful efforts method)                              41,659,718              45,766,007
          Less accumulated depletion, depreciation and amortization                    (22,479,313)            (24,025,493)
                                                                                       ------------            ------------
        Net property and equipment                                                      19,180,405              21,740,514
                                                                                       -----------             -----------

        Other assets                                                                       654,287                 719,510
                                                                                    --------------          --------------
        Total assets                                                                   $40,492,074             $43,975,717
                                                                                       ===========             ===========
               LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                                                            $  2,115,092            $  3,024,604
          Accrued liabilities                                                              723,255                 751,399
          Income taxes payable                                                           1,128,971               1,216,995
                                                                                     -------------          --------------
                  Total current liabilities                                              3,967,318               4,992,998
                                                                                     -------------           -------------

        Long term liabilities:
          Deferred income taxes                                                          4,326,542               4,255,096
          Reserve for future site restoration costs                                        889,925                 934,790
                                                                                      ------------           -------------
                  Total long term liabilities                                            5,216,467               5,189,886
                                                                                       -----------            ------------

        Minority interests                                                              13,562,609              14,696,267

        Stockholders' equity:
          Common stock, par value $.01 per share:
            Authorized 50,000,000 shares
            Outstanding 25,108,226 shares                                                  251,082                 251,082
          Capital in excess of par value                                                43,586,606              43,586,606
                                                                                      ------------            ------------
          Total capital                                                                 43,837,688              43,837,688
          Accumulated deficit                                                          (16,523,570)            (16,914,420)
          Accumulated other comprehensive loss                                          (9,568,438)             (7,826,702)
                                                                                     --------------          --------------
                  Total stockholders' equity                                            17,745,680              19,096,566
                                                                                      ------------            ------------
        Total liabilities, minority interests and stockholders' equity                 $40,492,074             $43,975,717
                                                                                       ===========             ===========

         Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                         Three months ended
                                                                                           September 30,
                                                                                   2000                      1999
                                                                             -----------------------------------------
          Revenues:
            Oil sales                                                        $   1,188,802               $   812,258
            Gas sales                                                            2,159,587                 2,444,359
            Other production related revenues                                      263,506                   188,166
            Interest income                                                        255,830                   184,921
                                                                              ------------              ------------
                                                                                 3,867,725                 3,629,704
                                                                               -----------               -----------
          Costs and expenses:
            Production costs                                                       843,701                   964,999
            Exploration and dry hole costs                                         131,985                   280,074
            Salaries and employee benefits                                         442,355                   627,287
            Depletion, depreciation and
              Amortization                                                         674,359                   633,696
            Auditing, accounting and
              legal services                                                       101,836                   156,687
            Shareholder communications                                              28,422                    31,301
            Other administrative expenses                                          237,656                   236,890
                                                                              ------------              ------------
                                                                                 2,460,314                 2,930,934
                                                                               -----------               -----------

          Income before income taxes and minority interests                      1,407,411                   698,770
            Income tax provision                                                   478,462                   227,688
                                                                              ------------              ------------
          Income before minority interests                                         928,949                   471,082
            Minority interests                                                    (538,099)                 (327,754)
                                                                              -------------             -------------
          Net income                                                           $   390,850               $   143,328
                                                                               ===========               ===========

          Average number of shares:
              Basic                                                             25,108,226                25,108,226
                                                                                ==========                ==========
              Diluted                                                           25,108,226                25,151,889
                                                                                ==========                ==========

          Net income per share (basic and diluted)                                 $.02                      $.01
                                                                                   ====                      ====


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                                           Accumulated
                                                         Capital in                           other                   Comprehensive
                              Number        Common       excess of       Accumulated      comprehensive                   income
                            of shares       stock        par value         deficit             loss            Total      (loss)
                            ---------       -----        ---------         -------             ----            -----      ------

July 1, 2000                 25,108,226      $251,082   $43,586,606      $(16,914,420)     $(7,826,702)   $19,096,566
  Net income                          -             -             -           390,850                -        390,850      $390,850
  Currency translation
    adjustments                       -             -             -                 -       (1,741,736)    (1,741,736)   (1,741,736)
                                                                                                                         -----------
Comprehensive loss                                                                                                      $(1,350,886)
                           ---------------------------------------------------------------------------------------------============
September 30, 2000           25,108,226      $251,082   $43,586,606      $(16,523,570)     $(9,568,438)   $17,745,680
                             ==========      ========   ===========      =============     ============   ===========

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three months ended
                                                                                      September 30,
                                                                              2000                     1999
                                                                           ----------------------------------------
                                                                                                      (Note)
Operating Activities:
  Net income                                                               $    390,850             $    143,328
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Depletion, depreciation and amortization                                     674,359                  633,696
   Restoration costs                                                             76,002                  101,069
   Income tax expense                                                           478,462                  227,688
   Minority interests                                                           538,099                  327,754
  Increase (decrease) in operating assets and liabilities:
   Accounts receivable                                                         (454,425)              (1,216,468)
   Reimbursable development costs                                               (55,465)                 (88,783)
   Other assets                                                                  (9,975)                 (27,386)
   Inventories                                                                 (199,624)                (102,551)
   Accounts payable and accrued liabilities                                    (502,631)                (283,136)
   Income taxes payable                                                          67,370                      8,903
                                                                          -------------       --------------------
Net cash provided by operating activities                                     1,003,022                 (275,886)
                                                                            -----------           ---------------

Investing Activities:
  Marketable securities sold (purchased)                                        117,527                 (119,179)
  Net additions to property and equipment                                      (700,105)                (512,307)
                                                                            ------------             ------------
Net cash used in investing activities                                          (582,578)                (631,486)
                                                                         ---------------             ------------

  Effect of exchange rate changes on cash
    and cash equivalents                                                     (1,290,504)                (272,161)
                                                                          --------------          ---------------
Net decrease in cash and cash equivalents                                      (870,060)              (1,179,533)
  Cash and cash equivalents at beginning of year                             13,890,834               13,380,699
                                                                           ------------             ------------
Cash and cash equivalents at end of period                                  $13,020,774              $12,201,166
                                                                            ===========              ===========

Note: Certain amounts for the 1999 period under Operating and Investing Activities have been reclassified to conform to the classifications in the 2000 period.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                               September 30, 2000


Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements include the Company's 51% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Note 2.  Revenue Recognition

          In December 1999, the plaintiffs (which include the Company) filed a motion to have the Court of Queen's Bench in Canada direct that the working interest parties in the Kotaneelee gas field make timely payments of all current and future amounts due from their share of the Kotaneelee gas field revenues. In April 2000, the trial court dismissed the motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Alberta Court of Appeal in Canada recently stayed the Company's appeal. See Item 5. -Other Information.

          In view of the Courts' decisions, the Company does not intend to accrue any additional revenues ($43,425 had been accrued in the fiscal year ended June 30,2000) from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The October 2000 report provided information for production during the month of July 2000. Based on the reported data, the Company believes that the total amount due the Company is $542,387, of which $179,835 has been deposited in escrow.

Item 1.           Notes to Consolidated Financial Statements- (Cont'd)


Note 3.  Income Taxes

         Australia has enacted corporate tax rate reductions for the fiscal year ending June 30, 2001 (36% to 34%) and for the fiscal year ending June 30, 2002 (34% to 30%) which will impact the Company's effective income tax rates in future periods.

Note 4.  Capital

              The board of directors of the Company has recommended an increase in the authorized common stock of the Company from 50,000,000 shares currently authorized to 200,000,000 shares. The proposal will be considered at the Annual Meeting of Stockholders which will be held on December 4, 2000.

Note 5.  Depletion, depreciation and amortization

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements. The estimated cost of these proposed expenditures (MPAL share $8 million) will increase the amount of depletion expense in the year 2001 and in subsequent years.

Note 6.  Comprehensive Income

         The only item included in accumulated other comprehensive loss is the Company's foreign currency translation adjustments. Comprehensive (loss) during the three months ended September 30, 2000 and 1999 was as follows:


                                                                 Three months ended September 30,
                                                              2000                                1999

Net income                                                  $ 390,850                          $ 143,328
Currency translation adjustments                           (1,741,736)                          (474,887)
                                                           -----------                          ---------
Comprehensive (loss)                                      $(1,350,886)                         $(331,559)
                                                          ============                         ==========

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)

Note 7.  Segment Information

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business, MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

                                                                   Three months ended September 30,
                                                     ------------------------------ -------------------------------
                                                                2000                          1999
                                                     ------------------------------ -------------------------------
   Revenues:
     MPC                                                 $        44                    $        41
     MPAL                                                      3,824                          3,589
                                                          ----------                      ---------
     Total consolidated revenues                           $   3,868                       $  3,630
                                                           =========                       ========
   Net income (loss):
     MPC                                                  $     (173)                     $    (198)
     MPAL                                                        564                            341
                                                         -----------                     ----------
     Consolidated net income                              $      391                      $     143
                                                          ==========                      =========

8.       Capital and stock options

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                                         Three months ended September 30,
                                                                         --------------------------------
                                                                      2000                               1999
                                                                      ----                               ----
                                                                 Amount       Per Share            Amount       Per Share
Net income as reported                                          $391,000       $.02               $143,000       $.01
Stock option expense                                            (21,000)          -                                 -
                                                                --------     ------               --------      -----
Pro forma net income                                           $ 370,000       $.02               $143,000       $.01
                                                               =========       ====               ========       ====

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)

Note 9.  Subsequent Events

          On November 8, 2000, MPAL reported that the Ealing-1 exploration well in the Canterbury Basin of New Zealand was plugged and abandoned. MPAL funded the cost of 20% of the well and the effect of the after tax write off to MPC, which will be taken in the second quarter ending December 31, 2000, will be approximately $125,000.

Note 10. Earnings per share

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three months ended September 30, 2000 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of the outstanding stock options exceeded the average market price of the common stock during the 2000 period.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

          In December 1999, the plaintiffs (which include the Company) filed a motion to have the Court of Queen's Bench in Canada direct that the working interest parties in the Kotaneelee gas field make timely payments of all current and future amounts due from their share of the Kotaneelee gas field revenues. In April 2000, the trial court dismissed the motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Alberta Court of Appeal in Canada recently stayed the Company's appeal. See Item 5. -Other Information.

          In view of the Courts' decisions, the Company does not intend to accrue any additional revenues ($43,425 had been accrued in the fiscal year ended June 30,2000) from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The October 2000 report provided information for production during the month of July 2000. Based on the reported data, the Company believes that the total amount due the Company is $542,387, of which $179,835 has been deposited in escrow.

         The Company's Annual Report on Form 10-K for the year ended June 30, 2000 should be read for a detailed discussion of the Kotaneelee litigation.

         Liquidity and Capital Resources

Consolidated

         At  September   2000,   the  Company  on  a   consolidated   basis  had
approximately   $16  million  in  cash  and  cash   equivalents  and  marketable
securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         A summary of the major changes in cash and cash equivalents during the three month period ended September 30, 2000 is as follows:

         Cash and cash equivalents at beginning of period                                      $13,891,000
         Cash provided by operations                                                             1,003,000
         Net additions to property and equipment                                                  (700,000)
         Sales of marketable securities                                                            118,000
         Effect of exchange rate changes                                                        (1,291,000)
                                                                                          -----------------
         Cash and cash equivalents at end of period                                            $13,021,000
                                                                                               ===========

As to MPC

         At September 30, 2000, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $1.9 million. MPC's annual operating budget is approximately $700,000. During fiscal 2001, MPC has budgeted approximately $200,000 for oil and gas exploration compared to the $54,000 expended during fiscal 2000.

         During November 2000, MPAL paid a dividend of A.$.05 per share. MPC's share of this dividend was approximately $620,000, which was added to MPC's working capital.

As to MPAL

         At September 30, 2000, MPAL had working capital of approximately $13.4 million. MPAL has budgeted approximately $3 million for specific exploration in fiscal 2001 as compared to the $2 million expended during fiscal 2000. However, the total amount to be expended may be as much as $6 million depending on when the various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Results of Operations

Three months ended September 30, 2000 vs. September 30, 1999

         The components of consolidated net income for the comparable periods were as follows:

                                                                                 Three months ended
                                                                                    September 30,
                                                                           2000                       1999
                                                                        ------------------------------------------
MPC unconsolidated pretax (loss)                                          $(172,796)                  $(197,525)
Share of MPAL pretax income                                                 808,424                     456,927
Share of MPAL income tax provision                                         (244,778)                   (116,074)
                                                                        ------------                ------------
Consolidated net income                                                  $  390,850                  $  143,328
                                                                         ==========                  ==========

Net income per share (basic and diluted)                                   $.02                       $.01
                                                                           ====                       ====

                                    Revenues

          Oil sales increased 46% in the current quarter to $1,189,000 from $812,000 in 1999 because of an 82% increase in oil prices which was partially offset by a 20% decrease in the number of units sold and the 12% Australian foreign exchange rate decrease discussed below. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                       Three months ended September 30,
                                                       --------------------------------
                                           2000 Sales                                     1999 Sales
                            ----------------------------------------        -----------------------------------------
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                39,092               A.$57.69                  49,095              A.$31.59

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Gas sales  decreased 12% to $2,160,000 in 2000 from  $2,444,000 in 1999 primarily because of the 12% Australian foreign exchange rate decrease discussed below and a 2% decrease in the volume of gas sold, which were partially offset by a 3% increase in gas prices. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                           Three months ended September 30,
                                                           --------------------------------
                                                 2000 Sales                                 1999 Sales
                                 -----------------------------------------    ---------------------------------------
                                      bcf          Average price per mcf          bcf         Average price per mcf
                                      ---          ---------------------          ---         ---------------------
                                                           (A.$)                                      (A.$)
Australia: Palm Valley
  Alice Springs contract                .279                3.03                    .291              2.94
  Darwin contract                       .511                2.03                    .574              2.02
Australia: Mereenie
  Darwin contact                        .604                2.28                    .576              2.22
  Other                                 .309                3.17                    .292              2.95
                                        ----                                        ----
       Total                           1.703                                       1.733
                                       =====                                       =====

         Other production related revenues increased 40% to $263,000 in 2000 from $188,000 in 1999. The primary reason for this increase was that MPAL's share of gas pipeline tariffs increased 52% to $241,000 in 2000 from $159,000 in 1999.

         Interest income increased 38% to $256,000 in 2000 from $185,000 in 1999 because additional funds were available for investment and interest rates were higher.

                               Costs and Expenses

         Production costs decreased 13% in 2000 to $844,000 from $965,000 in 1999 because of the 12% Australian foreign exchange rate decrease discussed below.

         Exploration and dry hole costs totaled $132,000 in 2000 compared to $280,000 in 1999. The 2000 and 1999 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties.

         Salaries and employee benefits decreased 30% from $627,000 in 1999 to $442,000 in 2000. During August 1999, MPAL's General Manager retired and received the balance of his unpaid salary of $228,000 under his employment contract. The decrease was also partially offset by an increase in salaries related to the President of MPC becoming a paid employee instead of a consultant effective January 1, 2000 The Australian foreign exchange rate also decreased 12% during the 2000 period as discussed below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Depletion, depreciation and amortization increased 6% from $634,000 in 1999 to $674,000 in 2000. There was an actual 20 % increase in DD&A which was partially offset by the 12% decrease in the Australian exchange rate discussed below. The operator of the Mereenie filed has implemented an extensive program for additional drilling and capital improvements. The estimated cost of these expenditures (MPAL share $8 million) increased the amount of depletion by approximately $172,000 in the 2000 period. In addition, there was a 14% net decrease in the reserve base used to calculate the depletion rate during the 2000 period which also increased DD&A expense.

          Auditing, accounting and legal expenses decreased 35% from $157,000 in 1999 to $102,000 in 2000. Effective January 1, 2000 the President of MPC became a paid employee instead of a consultant which reduced the amount of auditing, accounting and legal expenses. In addition, there was a 12% decrease in the Australian exchange rate as discussed below.

         Shareholder communications decreased 9% from $31,000 in 1999 to $28,000 in 2000.

          Other administrative expenses were approximately the same between the periods: $238,000 in 2000 and 237,000 in 1999.

                                  Income Taxes

          Income tax expense increased 110% in 2000 to $478,000 from $228,000 in 1999. The components of tax income expense between MPC and MPAL were as follows:

                                                                           2000                         1999
                                                                           ----                         ----
Pretax consolidated income                                               $    1,407                 $       699
Losses not recognized:
   MPC's operations                                                            173                         198
   MPAL's foreign operations                                                    13                          18
Permanent differences                                                         (188)                       (282)
                                                                         ----------                  ----------
Book taxable income                                                      $    1,405                 $       633
                                                                         ==========                 ===========

Australian tax rate                                                             34%                         36%
                                                                             ======                      ======

Australian income tax                                                   $       478                 $       228
MPC income tax                                                                    -                           -
                                                                         ----------                  ----------
Consolidate income tax                                                  $       478                 $       228
                                                                        ===========                 ===========

Effective tax rate                                                              34%                         33%
                                                                                ===                         ===

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.5427 at September 30, 2000 compared to a value of $.5968 at June 30, 2000. This resulted in a $1,742,000 charge to the foreign currency translation adjustments account for the three month period ended September 30, 2000. The 9% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at September 30, 2000 from the June 30, 2000 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5734 for the quarter ended September 30, 2000, which is a 12% decrease compared to the $.6501 rate for the quarter ended September 30, 1999.


Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk other than as previously discussed regarding foreign currency risk, as the only market sensitive instruments are its investments in marketable securities. At September 30, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $15.8 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         MAGELLAN PETROLEUM CORPORATION

                           PART II - OTHER INFORMATION

                               September 30, 1999

Item 5.           Other Information

                  On November 8, 2000, MPAL reported that the Ealing-1 exploration well in the Canterbury Basin of New Zealand was plugged and abandoned. MPAL funded the cost of 20% of the well and the effect of the after tax write off to MPC, which will be taken in the second quarter ending December 31, 2000, will be approximately $125,000.

          In the Kotaneelee litigation, the Alberta Court of Appeal has stayed the Company's appeal of the trial court's refusal to direct the working interest parties to make timely payments of all current and future amounts which are due as the Company's share of the field's net revenues. The stay was granted on the basis that the appeal is premature until a judgment is rendered on the entire trial. The appeal may be reactivated in the event that the trial court ultimately decides the issue in favor of the defendants. The Court of Appeal also indicated that it might consider the issue separately from, and in advance of, any other appeal which might be brought from the trial court's decision.

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  On September 27, 2000, the Company filed a Current Report on Form 8-K to report that the Annual Meeting of Stockholders will be held on Thursday, December 4, 2000 at 1:00 P.M. at the Hyatt Regency Orlando International Airport, 9300 Airport Boulevard, Orlando, Florida 32827.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                  MAGELLAN PETROLEUM CORPORATION
                                                           Registrant





Date:  November 13, 2000               By /s/ James R. Joyce
                                          --------------------------------------
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer