Form 10-Q
period 2000-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2001-02-13
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 2000
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of February 11, 2001 was 24,985,726.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                              Page

         Consolidated balance sheets at December 31, 2000
         and June 30, 2000                                                  3

         Consolidated statements of operations for the three and six
         months ended December 31, 2000 and 1999                            4

         Consolidated statement of changes in stockholders' equity for the
         six months ended December 31, 2000                                 4

         Consolidated statements of cash flows for the six months
         ended December 31, 2000 and 1999                                   5

         Notes to consolidated financial statements                         6

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk         19

                           PART II - OTHER INFORMATION

ITEM 4   Submission of Matters to a Vote of Security Holders               20

ITEM 5   Other Information                                                 20

ITEM 6   Exhibits and Reports on Form 8-K                                  21

         Signature                                                         22

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,              June 30,
                                                                                         2000                    2000

                                        ASSETS                                         (unaudited)                  (Note)
                                        ------
        Current assets:
          Cash and cash equivalents                                                    $11,696,170             $13,890,834
          Accounts receivable                                                            4,214,524               3,873,398
          Marketable securities                                                          1,804,127               1,581,730
          Reimbursable development costs                                                   212,121                 138,077
          Inventories                                                                      343,530                 289,743
          Other assets                                                                     236,433                 265,462
                                                                                     -------------            ------------
                  Total current assets                                                  18,506,905              20,039,244
                                                                                       -----------             -----------

        Marketable securities                                                            1,470,299               1,476,449

        Property and equipment (successful efforts method)                              43,882,585              45,766,007
          Less accumulated depletion, depreciation and amortization                    (23,744,401)            (24,025,493)
                                                                                       ------------            ------------
        Net property and equipment                                                      20,138,184              21,740,514
                                                                                       -----------             -----------

        Other assets                                                                       673,698                 719,510
                                                                                    --------------          --------------
        Total assets                                                                   $40,789,086             $43,975,717
                                                                                       ===========             ===========
               LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                                                            $  2,739,531            $  3,024,604
          Accrued liabilities                                                              759,798                 751,399
          Income taxes payable                                                             580,221               1,216,995
                                                                                    --------------          --------------
                  Total current liabilities                                              4,079,550               4,992,998
                                                                                     -------------           -------------

        Long term liabilities:
          Deferred income taxes                                                          3,983,355               4,255,096
          Reserve for future site restoration costs                                        959,081                 934,790
                                                                                      ------------           -------------
                  Total long term liabilities                                            4,942,436               5,189,886
                                                                                       -----------            ------------

        Minority interests                                                              13,590,453              14,696,267

        Stockholders' equity:
          Common stock, par value $.01 per share:
            Authorized 250,000,000 and 50,000,000 shares
            Outstanding 25,041,226 and 25,108,226 shares                                   250,412                 251,082
          Capital in excess of par value                                                43,521,078              43,586,606
                                                                                      ------------            ------------
          Total capital                                                                 43,771,490              43,837,688
          Accumulated deficit                                                          (16,545,373)            (16,914,420)
          Accumulated other comprehensive loss                                          (9,079,470)             (7,826,702)
                                                                                     --------------          --------------
                  Total stockholders' equity                                            18,146,647              19,096,566
                                                                                      ------------            ------------
        Total liabilities, minority interests and stockholders' equity                 $40,759,086             $43,975,717
                                                                                       ===========             ===========

                                           Note: The balance sheet at June 30, 2000 has been derived
                                        from the audited consolidated financial statements at that date.


                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Three months ended                  Six months ended
                                                                      December 31,                       December 31,
                                                                  2000             1999              2000             1999
   Revenues:
     Oil sales                                                $ 1,309,782       $ 1,220,774       $2,498,584        $2,033,032
     Gas sales                                                  2,066,663         2,936,405        4,226,250         5,380,764
     Other production related revenues                            201,778           279,709          465,284           467,875
     Interest income                                              244,427           185,224          500,257           370,145
                                                              -----------       -----------      -----------       -----------
                                                                3,822,650         4,622,112        7,690,375         8,251,816
                                                               ----------        ----------       ----------        ----------
   Costs and expenses:
     Production costs                                           1,081,311         1,376,359        1,925,012         2,341,358
     Exploration and dry hole costs                             1,077,295           853,824        1,209,280         1,133,898
     Salaries and employee benefits                               430,526           389,467          872,881         1,016,754
     Depletion, depreciation and amortization                     643,801         1,214,547        1,318,160         1,848,243
     Auditing, accounting and legal services                       54,913            74,169          156,749           230,856
     Shareholder communications                                    92,875           107,925          121,297           139,226
     Other administrative expenses                                193,149           192,444          430,805           429,334
                                                               ----------        ----------       ----------        ----------
                                                                3,573,870         4,208,735        6,034,184         7,139,669
                                                                ---------         ---------        ---------         ---------
   Income before income taxes and minority interests              248,780           413,377        1,656,191         1,112,147
     Income tax provision (benefit)                               113,611          (530,641)         592,073          (302,953)
                                                               ----------       ------------      ----------      -------------
   Income before minority interests                               135,169           944,018        1,064,118         1,415,100
     Minority interests                                           156,972           614,581          695,071           942,335
                                                              -----------       -----------      -----------       -----------
   Net income (loss)                                         $    (21,803)      $   329,437      $   369,047       $   472,765
                                                             =============      ===========      ===========       ===========

   Average number of shares outstanding
     Basic                                                     25,091,476        25,108,226       25,098,655        25,108,226
                                                               ==========        ==========       ==========        ==========
     Diluted                                                   25,091,476        25,130,373       25,098,655        25,130,373
                                                               ==========        ==========       ==========        ==========

   Net income (loss) per share( basic and diluted )                $-              $ .01             $ .01              $.02
                                                                   ==              =====             ======             =====

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                                       Accumulated
                                                     Capital in                           other                      Comprehensive
                            Number      Common       excess of       Accumulated      comprehensive                     income
                          of shares     stock        par value         deficit             loss            Total        (loss)
                          ---------     -----        ---------         -------             ----            -----        ------

July 1, 2000               25,108,226   $251,082   $43,586,606      $(16,914,420)     $(7,826,702)     $19,096,566
  Repurchase of common
  stock                       (67,000)      (670)      (65,528)                -                -          (66,198)
  Net income                        -          -             -           369,047                -          369,047    $   369,047
  Currency translation
    adjustments                                                                        (1,252,768)      (1,252,768)    (1,252,768)
                           ----------   --------    ----------      ------------       -----------      -----------    -----------
  Comprehensive loss                                                                                                    $(883,721)
                                                                                                                         ==========
December 31, 2000          25,041,226   $250,412   $43,521,078      $(16,545,373)     $(9,079,470)     $18,146,647
                           ==========   ========   ===========      =============     ============     ===========

                         MAGELLAN PETROLEUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Six months ended
                                                                                       December 31,
                                                                              2000                     1999



Operating Activities:
  Net income                                                                  $   369,047              $   472,765
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depletion, depreciation and amortization                                    1,318,160                1,848,243
    Deferred income taxes                                                               -                 (519,911)
    Minority interests                                                            695,071                  942,335
   Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                          (820,713)              (2,594,372)
    Reimbursable development costs                                                (95,434)                 (50,397)
    Other assets                                                                  (10,253)                  68,840
    Inventories                                                                   (92,466)                (105,421)
    Current income taxes payable                                                 (527,003)                       -
    Accounts payable and accrued liabilities                                      165,283                  966,574
    Reserve for future site restoration costs                                     139,965                   81,595
                                                                            -------------            -------------
Net cash provided by operating activities                                       1,141,657                1,028,656
                                                                             ------------             ------------

Investing Activities:
  Purchase of marketable securities                                              (216,247)                (610,383)
  Repurchase of common stock                                                      (66,198)                       -
  Net additions to property and equipment                                      (1,480,653)                (647,950)
                                                                             -------------           --------------
Net cash (used) in investing activities                                        (1,763,098)              (1,258,333)
                                                                             -------------            -------------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (593,034)                (730,709)
                                                                                 ---------                ---------
Net cash (used) in financing activities                                          (593,034)                (730,709)
                                                                                 ---------                ---------

  Effect of exchange rate changes on cash
  and cash equivalents                                                           (980,189)                (245,351)
                                                                            --------------           --------------
Net decrease in cash and cash equivalents                                      (2,194,664)              (1,124,142)
  Cash and cash equivalents at beginning of year                               13,890,834               13,380,699
                                                                             ------------             ------------
Cash and cash equivalents at end of period                                    $11,696,170              $12,256,557
                                                                              ===========              ===========

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2000

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the Company's 51% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Note 2.  Revenue Recognition

          In December 1999, the plaintiffs (which include the Company) filed a motion to have the Court of Queen's Bench in Canada direct that the working interest parties in the Kotaneelee gas field make timely payments of all current and future amounts due from their share of the Kotaneelee gas field revenues. In April 2000, the trial court dismissed the motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. During November 2000, the Alberta Court of Appeal in Canada stayed the plaintiffs' appeal.

          In view of the Courts' decisions, the Company does not intend to accrue any additional revenues ($43,425 had been accrued in the fiscal year ended June 30, 2000) from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The January 2001 report provided information for production during the month of October 2000. Based on the reported data, the Company believes that the total amount due the Company (before interest) is $665,000, of which $220,000 has been deposited in escrow.

Note 3.  Income Taxes

         Australia has enacted corporate tax rate reductions for the fiscal year ending June 30, 2001 (36% to 34%) and for the fiscal year ending June 30, 2002 (34% to 30%) which will impact the Company's effective income tax rates in future periods.

Note 4.  Capital

              The authorized common stock of the Company was increased from 50,000,000 shares to 200,000,000 shares at the Annual Meeting of Stockholders which was held on December 4, 2000.

          On December 8, 2000, the Company announced a stock repurchase plan to purchase up to one million shares of the Company's common stock in the open market. At December 31, 2000, the Company has purchased 67,000 of its shares at a cost of approximately $66,000.


Note 5.  Depletion, depreciation and amortization

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements. The estimated cost of these proposed expenditures (MPAL share $8 million) will increase the amount of depletion expense in the year 2001 and in subsequent years.

Note 6.  Comprehensive Income (Loss)

         The only item included in accumulated other comprehensive loss is the Company's foreign currency translation adjustments. Comprehensive income (loss) during the three and six months ended December 31, 2000 and 1999 was as follows:

                                                       Three months ended                   Six months ended
                                                          December 31,                        December 31,
                                                     2000              1999              2000              1999

Net income (loss)                                 $  (21,803)        $ 329,437         $ 369,047          $ 472,765
Currency translation adjustments                     488,968           202,659        (1,252,768)          (272,228)
                                                   ---------         ---------        -----------        -----------
Total comprehensive income (loss)                  $ 467,165         $ 532,096         $(883,721)         $ 200,537
                                                   =========         =========         ==========         =========



Note 7.  Segment Information

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business. MPAL also is a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

                                                          Three months ended                   Six months ended
                                                  ----------------------------------- -----------------------------------
                                                             December 31,                        December 31,
                                                  ----------------------------------- -----------------------------------
                                                            2000            1999               2000             1999
Revenues:
  MPC                                                 $        46      $        87         $       90       $      128
  MPAL                                                      3,777            4,534              7,600            8,123
                                                       ----------       ----------          ---------        ---------
  Total consolidated revenues                           $   3,823        $   4,621           $  7,690         $  8,251
                                                        =========        =========           ========         ========

Net income (loss):
  MPC                                                  $     (186)       $    (310)        $     (359)       $    (507)
  MPAL                                                        164              639                728              980
                                                      -----------       ----------        -----------       ----------
  Consolidated net income                             $       (22)       $     329         $      369        $     473
                                                      ============       =========         ==========        =========










8.       Stock options

     For the purpose of pro forma disclosures, the estimated fair value of the majority of stock options are expensed in the year of grant since the options are normally immediately vested and exercisable. However, certain options that were granted in fiscal 2000 vest over a three year period.. The Company's pro forma information follows:

                                                                          Three months ended December 31,
                                                                          -------------------------------
                                                                      2000                               1999
                                                                      ----                               ----
                                                                Amount       Per Share            Amount       Per Share
Net income (loss) as reported                                 $ (22,000)        $ -               $329,000       $.01
Stock option expense                                            (21,000)          -                      -          -
                                                                --------      --------            --------      -------
Pro forma net income (loss)                                   $ (43,000)        $ -               $329,000       $.01
                                                              ==========        ===               ========       ====

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)

                                                                           Six months ended December 31,
                                                                           -----------------------------
                                                                      2000                               1999
                                                                      ----                               ----
                                                                 Amount       Per Share            Amount       Per Share
Net income as reported                                         $ 369,000       $.01               $473,000       $.02
Stock option expense                                            (43,000)          -                                 -
                                                                --------      ------              --------       ----
Pro forma net income                                           $ 326,000       $.01               $473,000       $.02
                                                               =========       ====               ========       ====

Note 9.  Earnings (loss) per share

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three and six months ended December 31, 2000 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of the outstanding stock options exceeded the average market price of the common stock during the 2000 period.

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

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

          In December 1999, the plaintiffs (which include the Company) filed a motion to have the Court of Queen's Bench in Canada direct that the working interest parties in the Kotaneelee gas field make timely payments of all current and future amounts due from their share of the Kotaneelee gas field revenues. In April 2000, the trial court dismissed the motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. During November 2000, the Alberta Court of Appeal in Canada stayed the Company's appeal.

          In view of the Court's decisions, the Company does not intend to accrue any additional revenues ($43,425 had been accrued in the fiscal year ended June 30, 2000) from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The January 2001 report provided information for production during the month of October 2000. Based on the reported data, the Company believes that the total amount due the Company (before interest) is $665,000, of which $220,000 has been deposited in escrow.

         The Company's Annual Report on Form 10-K for the year ended June 30, 2000 should be read for a detailed discussion of the Kotaneelee litigation.


         Liquidity and Capital Resources

Consolidated

         At  December  31,  2000,  the  Company  on  a  consolidated  basis  had
approximately   $15  million  in  cash  and  cash   equivalents  and  marketable
securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         A summary of the major changes in cash and cash equivalents during the six months ended December 31, 2000 is as follows:

         Cash and cash equivalents at beginning of period                                      $13,891,000
         Cash provided by operations                                                             1,141,000
         Net additions to property and equipment                                                (1,481,000)
         Purchase of marketable securities                                                        (216,000)
         Dividend to MPAL minority shareholders                                                   (593,000)
         Effect of exchange rate changes                                                          (980,000)
         Repurchase of common stock                                                                (66,000)
                                                                                             --------------
         Cash and cash equivalents at end of period                                            $11,696,000
                                                                                               ===========

As to MPC

         At December 31, 2000, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $2.2 million and $1.5 million in marketable securities. MPC's annual operating budget is approximately $700,000 and its current cash position and annual MPAL dividend should be adequate to meet its current cash requirements. During fiscal 2001, MPC has budgeted approximately $200,000 for oil and gas exploration compared to the $54,000 expended during fiscal 2000.

         During November 2000, MPAL paid a dividend of A.$.05 per share. MPC's share of this dividend was approximately $621,000, which was added to its working capital.

          On December 8, 2000, the Company announced a stock repurchase plan to purchase up to one million shares of the Company's common stock in the open market. At December 31, 2000, the Company has purchased 67,000 of its shares at a cost of approximately $66,000.

As to MPAL

         At December 31, 2000, MPAL had working capital of approximately $12.2 million. MPAL has budgeted approximately $3 million for specific exploration in fiscal 2001 as compared to the $2 million expended during fiscal 2000. However, the total amount to be expended may be as much as $6 million depending on when the various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that the Company's future revenues in the long term are expected to be derived from the sale of gas in Australia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Three months ended December 31, 2000 vs. December 31, 1999.

         The components of consolidated net income (loss) for the comparable periods were as follows:

                                                                                 Three months ended
                                                                                    December 31,
                                                                           2000                       1999

MPC unconsolidated pretax loss                                           $(186,225)                  $(195,741)
MPC income tax expense                                                           -                    (113,990)
Share of MPAL pretax income                                                222,545                     310,536
Share of MPAL income tax (provision) benefit                               (58,123)                    328,632
                                                                       ------------                  ---------
Consolidated net income (loss)                                         $   (21,803)                  $ 329,437
                                                                       ============                  =========
Net income (loss) per share (basic & diluted)                              $ -                       $ .01
                                                                           ====                      ======

                                    Revenues

          Oil sales increased by 7% in the current quarter to $1,310,000 from $1,221,000 in 1999 because of a 55% increase in oil prices which was partially offset by the 17% Australian foreign exchange rate decrease discussed below and the 2% decrease in the number of units sold. Unit oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. A gas injection project is currently in progress to enhance oil recovery. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                        Three months ended December 31,
                                           2000 Sales                                     1999 Sales
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                47,112               A.$56.20                  48,243              A.$36.23

         Gas sales  decreased 30% to $2,067,000 in 2000 from  $2,936,000 in 1999 because of the 15% decrease in the volume of gas sold and the 17% Australian foreign exchange rate decrease discussed below which was partially offset by increased prices (up an average 1%). The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                           Three months ended December 31,
                                                2000 Sales                                 1999 Sales
                                                        Average price                              Average price
                                       bcf                 per mcf                bcf                 per mcf
                                       ---                 -------                ---                 -------
Australia:                                                  (A.$)                                      (A.$)
Palm Valley
  Alice Springs contract                .287                3.14                   .278                2.97
  Darwin contract                       .520                2.07                   .560                2.02
Mereenie:
  Darwin contract                       .891                2.60                   .681                2.31
  Other                                 .019                3.37                   .500                3.08
                                      -------                                    -------
       Total                           1.717                                      2.019
                                       =====                                      =====

         Other production related revenues decreased 28% to $202,000 in 2000 compared to $280,000 in 1999. The reason for this decrease was that MPAL's share of gas pipeline tariffs decreased to $181,000 in 2000 compared to $261,000 in 1999 because gas sales decreased.

         Interest income increased 32% to $244,000 in 2000 from $185,000 in 1999. The increase in interest income is the result of additional funds available for investment and higher interest rates partially offset by the 17% Australian foreign exchange rate decrease as discussed below.

                               Costs and Expenses

         Production costs decreased 21% in 2000 to $1,081,000 from $1,376,000 in 1999 period primarily because of the 17% Australian foreign exchange rate decrease discussed below.

         Exploration and dry hole costs totaled $1,077,000 in 2000 compared to $854,000 in 1999. The 2000 and 1999 costs related primarily to the work being performed on MPAL's offshore Western Australia properties. The cost ($336,000) of the Ealing - 1 exploration well in New Zealand, which was a dry hole, is also included in the 2000 period.

         Salaries and employee benefits increased 11% from $376,000 in 1999 to $431,000 in 2000. The increase in salaries relates primarily to the President of MPC becoming a paid employee instead of a consultant effective January 1, 2000 The Australian foreign exchange rate decreased 17% during the 2000 period discussed below and partially offset the increase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Depletion, depreciation and amortization decreased 47% from $1,215,000 in 1999 to $644,000 in 2000 because of the decrease in oil and gas production and the 17% decrease in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses decreased 26% from $74,000 in 1999 to $55,000 in 2000. Effective January 1, 2000 the President of MPC became a paid employee instead of a consultant which reduced the amount of auditing, accounting and legal expenses. In addition, there was a 17% decrease in the Australian exchange rate discussed below.

         Shareholder communications decreased 14% from $107,000 in 1999 to $93,000 in 2000 because of cost saving measures implemented to reduce mailing and printing costs.

          Other administrative expenses were approximately the same during the periods: $193,000 in 2000 and $192,000 in 1999.

                                  Income Taxes

          Income tax expense increased in 2000 to $114,000 from a tax benefit of $531,000 in 1999. The components of income tax expense (benefit) between MPC and MPAL were as follows:

                                                                           2000                         1999
                                                                           ----                         ----
Pretax consolidated income                                                $    249                     $   413
Losses not recognized:
   MPC's operations                                                            186                         196
   MPAL's foreign operations                                                     7                          12
Permanent differences                                                         (106)                       (410)
                                                                         ----------                  ----------
Book taxable income                                                      $      336                 $       211
                                                                         ==========                 ===========

Australian tax rate                                                             34%                         36%
                                                                      =============               =============

Australian income tax provision (benefit)                               $       114                  $       76
Australian income tax benefit from rate change                                    -                        (721)
MPC income tax                                                                    -                         114
                                                                     --------------                ------------
Consolidated income tax provision (benefit)                             $       114                 $      (531)
                                                                        ===========                 ============

Effective tax rate                                                              46%                       (129%)
                                                                                ===                       ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.5588 at December 31, 2000 compared to a value of $.5427 at September 30, 2000. This resulted in a $489,000 credit to the foreign currency translation adjustments account for the three months ended December 31, 2000. The average exchange rate used to translate MPAL's operations in Australia was $.5330 for the quarter ended December 31, 2000, which is a 17% decrease from the $.6438 rate for the quarter ended December 31, 1999.

Six month period ended December 31, 2000 vs. December 31, 1999.

         The components of consolidated net income (loss) for the comparable periods were as follows:

                                                                                  Six months ended
                                                                                    December 31,
                                                                           2000                       1999

MPC unconsolidated pretax loss                                           $(359,021)                  $(393,266)
MPC income tax expense                                                           -                    (113,990)
Share of MPAL pretax income                                              1,030,969                     767,463
Share of MPAL income tax (provision) benefit                              (302,901)                    212,558
                                                                        -----------                -----------
Consolidated net income                                                  $ 369,047                   $ 472,765
                                                                         =========                   =========

Net income per share (basic & diluted)                                    $ .01                      $ .02
                                                                          ======                     =====

                                    Revenues

          Oil sales increased by 23% in the current period to $2,499,000 from $2,033,000 in 1999 because of a 68% increase in oil prices which was partially offset by the 14% Australian foreign exchange decrease as discussed below and the 11% decrease in the number of units sold. Unit oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. A gas injection project is currently in progress to enhance oil recovery. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)




                                                             Six months ended December 31,
                                                     2000 Sales                           1999 Sales
                                              -----------------------                -----------------------
                                                      Average price                               Average price
                                    bbls                 per bbl                 bbls                per bbl
                                    ----                 -------                 ----                -------
Australia-Mereenie                   86,204             A.$56.88                  97,338             A.$33.89

         Gas sales  decreased 21% to $4,226,000 in 2000 from  $5,381,000 in 1999 because of the 14% Australian foreign exchange decrease discussed below and a 9% decrease in the volume of gas sold which was partially offset by increased prices (up an average 2%). Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                            Six months ended December 31,
                                           2000 Sales                                       1999 Sales
                                      --------------------                             -------------------
                                                        Average price                              Average price
                                       Bcf                 per mcf                bcf                 Per mcf
                                       ---                 -------                ---                 -------
Australia:                                                  (A.$)                                      (A.$)
Palm Valley
  Alice Springs contract                .567                3.09                   .569                2.95
  Darwin contract                      1.031                2.05                  1.134                2.02
Mereenie:
  Darwin contact                       1.495                2.47                  1.257                2.27
  Other                                 .327                3.18                   .792                3.03
                                       -----                                      -----
       Total                           3.420                                      3.752
                                       =====                                      =====


         Other production related revenues decreased 1% to $465,000 in 2000 compared to $468,000 in 1999.

         Interest income increased 35% in 2000. The increase in interest income from $370,000 in 1999 to $500,000 in 2000 is the result of additional funds available for investment and higher interest rates partially offset by the 14% Australian foreign exchange decrease as discussed below.

                               Costs and Expenses

         Production costs decreased 18% in 2000 to $1,925,000 from $2,341,000 in 1999 primarily because of the 14% Australian foreign exchange decrease discussed below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Exploration and dry hole costs totaled $1,209,000 in 2000 compared to $1,134,000 in 1999. The 2000 and 1999 costs related primarily to the work being performed on MPAL's offshore Western Australian properties. The cost ($336,000) of the Ealing - 1 exploration well in New Zealand, which was a dry hole, is also included in the 2000 period.

         Salaries and employee benefits decreased 14% from $1,017,000 in 1999 to $873,000 in 2000. During 1999, MPAL's General Manager retired and received the balance of his unpaid salary of $228,000 under his employment contract. The Australian foreign exchange rate also decreased 14% during the 2000 period as discussed below. The decrease was partially offset by an increase in salaries related to the President of MPC becoming a paid employee instead of a consultant effective January 1, 2000.

         Depletion, depreciation and amortization decreased 29% from $1,848,000 in 1999 to $1,318,000 in 2000 because of the decrease in oil and gas production and the 14% decrease in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses decreased 32% from $231,000 in 1999 to $157,000 in 2000. Effective January 1, 2000 the President of MPC became a paid employee instead of a consultant which reduced the amount of auditing, accounting and legal expenses. In addition, there was a 14% decrease in the Australian exchange rate discussed below.

         Shareholder communications decreased 12% in 2000 to $121,000 compared to $139,000 in 1999 because of cost saving measures implemented to reduce mailing and printing costs.

          Other administrative expenses were approximately the same between the periods: $431,000 in 2000 and $429,000 in 1999.

                                  Income Taxes

          Income tax expense increased in 2000 to $592,000 from a tax benefit of $303,000 in 1999. The components of income tax expense (benefit) between MPC and MPAL were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                                           2000                         1999
                                                                           ----                         ----
Pretax consolidated income                                              $    1,656                     $ 1,112
Losses not recognized:
   MPC's operations                                                            359                         393
   MPAL's foreign operations                                                    20                          31
Permanent differences                                                         (294)                       (692)
                                                                         ----------                  ----------
Book taxable income                                                      $    1,741                 $       844
                                                                         ==========                 ===========

Australian tax rate                                                             34%                         36%
                                                                      =============               =============

Australian income tax provision                                         $       592                 $       304
Australian income tax benefit from rate change                                    -                        (721)
MPC income tax                                                                    -                         114
                                                                     --------------                ------------
Consolidated income tax provision (benefit)                             $       592                 $      (303)
                                                                        ===========                 ============

Effective tax rate                                                              36%                        (27%)
                                                                                ===                        =====



                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.5588 at December 31, 2000 compared to a value of $.5968 at June 30, 2000. This resulted in a $1,253,000 charge to the foreign currency translation adjustments account for the six months ended December 31, 2000. The 6% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance at December 31, 2000 from the June 30, 2000 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5532 for the six months ended December 31, 2000, which is a 14% decrease from the $.6470 rate for the six months ended December 31, 1999.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk other than as previously discussed regarding foreign currency risk, as the only market sensitive instruments are its investments in marketable securities. At December 31, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $14.2 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                           PART II - OTHER INFORMATION

                         MAGELLAN PETROLEUM CORPORATION

                                December 31, 2000


Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) On December 4, 2000, the Company held its 2000 Annual General Meeting of Stockholders.

                  (b) The following directors were elected as directors of the Company. The vote was as follows:

                                                  Shares                                   Stockholders
                                        For                 Withheld                For                 Withheld
Hedley Howard                          21,142,100             1,243,865              2,002                   380
Donald V. Basso                        21,141,271             1,244,694              2,041                   341

                  (c) The firm of Ernst & Young LLP, was appointed as the Company's independent auditors for the year ending June 30, 2001. The vote was as follows:

                                                      Shares                               Stockholders
For                                                    21,704,643                                2,234
Against                                                   513,763                                   80
Abstain                                                   167,559                                   68


                  (d) The proposal to increase the authorized common stock of the Company from 50,000,000 shares to 200,000,000 shares was approved. The vote was as follows:

                                                      Shares                               Stockholders
For                                                    18,986,738                                1,814
Against                                                 3,116,779                                  435
Abstain                                                   282,448                                  133

Item 5.           Other Information.

                  All of the planned seismic surveys have been completed for MPAL's offshore permit in Western Australia.

          In late September 2000, MPAL acquired a 30% interest in two licenses in southern England. The two licenses; PEDL 098 in the Isle of Wight and PEDL 099 in the Portsdown area of Hampshire, were formally granted in December 2000 for a period of six years.
          During November 2000, MPAL reported that the Ealing-1 exploration well in the Canterbury Basin of New Zealand was plugged and abandoned. MPAL funded the cost ($336,000) of 20% of the well. MPAL expects to reduce its interest in the project to 12%.

          On February 6, 2001, the presentation of the evidence in the Kotaneelee trial in the Queens Bench of Alberta, Canada ended. A written decision from the trial court is not expected before the end of 2001.

          MPAL holds a 50% interest in two blocks CO 1998-I and CO 1998-J in the Cooper Basin of South Australia. MPAL expects to receive formal permits in the near future since an agreement in principle has been reached with the National Title Claimants on the blocks. Subject to the early grant of the permits, MPAL plans to commence drilling in the second quarter of the year 2001.


Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  3.       Articles of Incorporation and By-Laws.
                           -------------------------------------

                  (a) Certificate of Amendment of Restated Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware is filed herein.

          (b)     Reports on Form 8-K

                 On December 8, 2000, the Company filed a Current Report on Form 8-K to report that the Company announced a stock repurchase plan to purchase up to one million shares of the Company's common stock in the open market.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                  MAGELLAN PETROLEUM CORPORATION
                                                           Registrant





Date:  February 13, 2001           By /s/ James R. Joyce
                                   ---------------------------------------------
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS


3.       Articles of Incorporation and By-Laws.
         -------------------------------------

         Certificate of Amendment of Restated Certificate of Incorporation filed December 26, 2000.