Form 10-Q
period 2001-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2001-05-15
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2001
                               -------------------------------------------------
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

         The number of shares outstanding of the issuer's single class of common stock as of May 7, 2001 was 24,874,226.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2001

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                              Page

         Consolidated balance sheets at March 31, 2001
         and June 30, 2000                                                  3

         Consolidated statements of operations for the three and nine
         months ended March 31, 2001 and 2000                               4

         Consolidated statement of changes in stockholders' equity for the
         nine months ended March 31, 2001                                   4

         Consolidated statements of cash flows for the nine months ended
         March 31, 2001 and 2000                                            5

         Notes to consolidated financial statements                         6

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk          18

                PART II - OTHER INFORMATION

ITEM 5   Other Information                                                  19

ITEM 6   Exhibits and Reports on Form 8-K                                   19

         Signature                                                          20

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,                June 30,
                                                                                         2001                    2000
                                                                                    ---------------          --------------
                                        ASSETS                                         (unaudited)                  (Note)
                                        ------
        Current assets:
          Cash and cash equivalents                                                    $10,581,976             $13,890,834
          Accounts receivable                                                            3,775,998               3,873,398
          Marketable securities                                                          1,808,308               1,581,730
          Reimbursable development costs                                                   150,581                 138,077
          Inventories                                                                      423,112                 289,743
          Other assets                                                                     296,272                 265,462
                                                                                       -----------             -----------
                  Total current assets                                                  17,036,247              20,039,244
                                                                                       -----------             -----------

        Marketable securities                                                            1,067,292               1,476,449

        Property and equipment (successful efforts method)                              37,569,568              45,766,007
          Less accumulated depletion, depreciation and amortization                    (21,193,088)            (24,025,493)
                                                                                       ------------            ------------
        Net property and equipment                                                      16,376,480              21,740,514
                                                                                       -----------             -----------

        Other assets                                                                     1,022,444                 719,510
                                                                                       -----------             -----------
        Total assets                                                                   $35,502,463             $43,975,717
                                                                                       ===========             ===========
               LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                                                            $  1,585,965            $  3,024,604
          Accrued liabilities                                                              719,569                 751,399
          Income taxes payable                                                             628,337               1,216,995
                                                                                       -----------             -----------
                  Total current liabilities                                              2,933,871               4,992,998
                                                                                       -----------             -----------

        Long term liabilities:
          Deferred income taxes                                                          3,465,294               4,255,096
          Reserve for future site restoration costs                                        869,225                 934,790
                                                                                       -----------             -----------
                  Total long term liabilities                                            4,334,519               5,189,886
                                                                                       -----------             -----------

        Minority interests                                                              10,614,562              14,696,267

        Stockholders' equity:
          Common stock, par value $.01 per share:
            Authorized 200,000,000 and 50,000,000 shares
            Outstanding 24,874,226 and 25,108,226 shares                                   248,742                 251,082
          Capital in excess of par value                                                43,373,260              43,586,606
                                                                                       -----------             -----------
          Total capital                                                                 43,622,002              43,837,688
          Accumulated deficit                                                          (16,123,164)            (16,914,420)
          Accumulated other comprehensive loss                                          (9,879,327)             (7,826,702)
                                                                                       ------------            ------------
                  Total stockholders' equity                                            17,619,511              19,096,566
                                                                                       -----------             -----------
        Total liabilities, minority interests and stockholders' equity                 $35,502,463             $43,975,717
                                                                                       ===========             ===========

                                           Note: The balance sheet at June 30, 2000 has been derived
                                        from the audited consolidated financial statements at that date.

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Three months ended                  Nine months ended
                                                                        March 31,                          March 31,
                                                              ----------------------------        ---------------------------
                                                                 2001              2000             2001              2000
                                                              ----------------------------        ---------------------------
Revenues:
  Oil sales                                                   $ 1,117,802      $ 1,190,005        $3,616,386       $3,223,037
  Gas sales                                                     1,957,262        2,615,655         6,183,512        7,996,419
  Other production related revenues                               245,123          266,234           710,407          734,109
  Interest income                                                 209,069          209,613           709,326          579,758
                                                               ----------       ----------        ----------       ----------
                                                                3,529,256        4,281,507        11,219,631       12,533,323
                                                               ----------       ----------        ----------       ----------
Costs and expenses:
  Production costs                                                620,691          965,165         2,545,703        3,306,523
  Exploration and dry hole costs                                  308,663          185,775         1,517,943        1,319,673
  Salaries and employee benefits                                  373,998          377,220         1,246,879        1,393,974
  Depletion, depreciation and amortization                        625,718          898,138         1,943,878        2,746,381
  Auditing, accounting and legal services                          38,813           46,681           195,562          277,537
  Shareholder communications                                       32,623           28,393           153,920          167,619
  Other administrative expenses                                    91,030          198,276           521,835          627,610
                                                               ----------       ----------        ----------        ---------
                                                                2,091,536        2,699,648         8,125,720        9,839,317
                                                               ----------       ----------        ----------        ---------
Income before income taxes and minority interests               1,437,720        1,581,859         3,093,911        2,694,006
  Income tax provision                                            488,641          490,506         1,080,714          187,553
                                                               ----------       ----------        ----------        ---------
Income before minority interests                                  949,079        1,091,353         2,013,197        2,506,453
  Minority interests                                              526,870          594,490         1,221,941        1,536,825
                                                              -----------      -----------       -----------      -----------
Net income                                                    $   422,209      $   496,863       $   791,256      $   969,628
                                                              ===========      ===========       ===========      ===========

Average number of shares outstanding
  Basic                                                        24,967,351       25,108,226        25,051,876       25,108,226
                                                               ==========       ==========        ==========       ==========
  Diluted                                                      24,967,351       25,276,989        25,051,876       25,276,989
                                                               ==========       ==========        ==========       ==========

Net income per share (basic and diluted)                         $ .02            $ .02              $.03            $ .04
                                                                 =====            =====              ====            =====

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                    Accumulated
                                                      Capital in                       other                         Comprehensive
                              Number       Common      excess of     Accumulated   comprehensive                         income
                            of shares      Stock       par value       deficit         loss             Total            (loss)
                            ---------      -----       ---------       -------      -----------         -----            ------
July 1, 2000               25,108,226    $251,082    $43,586,606   $(16,914,420)   $(7,826,702)     $19,096,566
  Repurchase of common
  stock                      (234,000)     (2,340)      (213,346)             -              -         (215,686)
  Net income                        -           -              -        791,256              -          791,256      $   791,256
  Foreign currency
  translation adjustments           -           -              -              -     (2,396,651)      (2,396,651)       (2,396,651)

  Unrealized gain on
  available for sale
    securities                      -           -              -              -        344,026          344,026           344,026
                           ----------    --------    -----------   ------------    -----------      -----------      -------------
Comprehensive loss                                                                                                    $(1,261,369)
                                                                                                                      ============
March 31, 2001             24,874,226    $248,742    $43,373,260   $(16,123,164)   $(9,879,327)     $17,619,511
                           ==========    ========    ===========   =============   ============     ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                 March 31, 2001

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                        March 31,
                                                                                   2001                    2000
                                                                              -------------------------------------

Operating Activities:
  Net income                                                                  $   791,256              $   969,628
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Depletion, depreciation and amortization                                     1,943,878                2,746,381
   Deferred income taxes                                                                -                   73,563
   Minority interests                                                           1,221,941                1,536,825
  Increase (decrease) in operating assets and liabilities:
   Accounts receivable                                                           (538,152)              (2,974,730)
   Reimbursable development costs                                                 (37,283)                 (59,097)
   Other assets                                                                  (101,706)                 (84,756)
   Inventories                                                                   (194,562)                (138,692)
   Accounts payable and accrued liabilities                                      (956,870)               1,061,868
   Income taxes payable                                                          (430,252)                 298,430
   Reserve for future site restoration costs                                       89,295                  241,916
                                                                              -----------              -----------
Net cash provided by operating activities                                       1,787,545                3,671,336
                                                                              -----------              -----------

Investing Activities:
  Marketable securities sold (purchased)                                          182,579                 (861,143)
  Repurchase of common stock                                                     (215,686)                       -
  Net additions to property and equipment                                      (1,907,511)              (1,695,497)
                                                                              ------------             ------------
Net cash used in investing activities                                          (1,940,618)              (2,556,640)
                                                                              -------------            ------------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (593,034)                (730,709)
  Exercise of MPC stock options                                                         -                        -
                                                                              -----------              -----------
Net cash used in financing activities                                            (593,034)                (730,709)
                                                                              ------------             -----------

  Effect of exchange rate changes on cash
    and cash equivalents                                                       (2,562,751)              (1,264,872)
                                                                              ------------             -----------
Net decrease in cash and cash equivalents                                      (3,308,858)                (880,885)
  Cash and cash equivalents at beginning of year                               13,890,834               13,380,699
                                                                              -----------              -----------
Cash and cash equivalents at end of period                                    $10,581,976              $12,499,814
                                                                              ===========              ===========



                             See accompanying notes.

Item 1.       Notes to Consolidated Financial Statements
------        ------------------------------------------

Note 1.  Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the Company's 51% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Note 2.  Revenue Recognition
         -------------------

         The Company expects to receive its first payment of net production proceeds from the Kotaneelee gas field during May 2001. The Company's carried-interest account reached undisputed payout status in January 2001, according to the working-interest partners. Net proceeds due the Company after all disputed "processing fee" charges are taken into account, amounted to approximately $100,000 through February 2001. The Company expects that it will begin to report its share of Kotaneelee net proceeds as income during the fourth quarter of fiscal 2001 when collection of the amounts due is assured ($43,425 had been accrued in the fiscal year ended June 30, 2000).

         Since March 2000, the operator of the Kotaneelee field has been reporting the disputed amount of the Company's share of net revenues being deposited in escrow. The April 2001 report provided information for production for the month of January 2001. Based on the reported data, the Company estimates that the total amount due to the Company at January 31, 2001 (before interest) was approximately $1.3 million, of which $422,000 has been deposited in escrow by the operator. The expected May payment does not include these amounts.








Item 1.           Notes to Consolidated Financial Statements- (Cont'd)
-------           ----------------------------------------------------

Note 3.  Income Taxes
         ------------

         Australia has enacted corporate tax rate reductions for the fiscal year ending June 30, 2001 (36% to 34%) and for the fiscal year ending June 30, 2002 (34% to 30%) which will impact the Company's effective income tax rates in future periods.

Note 4.  Capital
         -------

         The authorized common stock of the Company was increased from 50,000,000 shares to 200,000,000 shares at the Annual Meeting of Stockholders which was held on December 4, 2000.
          On December 8, 2000, the Company announced a stock repurchase plan to purchase up to one million shares of the Company's common stock in the open market. At March 31, 2001, the Company had purchased 234,000 of its shares at a cost of approximately $216,000.


Note 5.  Depletion, depreciation and amortization
         ----------------------------------------

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements. The estimated cost of these proposed expenditures (MPAL share $7 million has been added to the costs being amortized. In addition, as the field continues to age, the cost of maintaining the field is expected to increase.

Note 6.  Comprehensive Income (Loss)
         ---------------------------

         Total comprehensive income (loss) during the three and nine months ended March 31, 2001 and 2000 were as follows:

                                                       Three months ended                    Nine months ended
                                                            March 31,                            March 31,
                                                            ----------------------------------------------
                                                     2001               2000               2001               2000
                                                     -------------------------------------------------------------

Net income                                         $ 422,209         $ 496,863         $    791,256        $  969,628
Foreign currency translation  adjustments         (1,143,883)       (1,538,688)          (2,396,651)       (1,810,916)
Unrealized gain on available for sale
   securities                                        344,026                 -                    -           344,026
                                                  ----------      ------------         -------------       ------------
Total comprehensive loss                           $(377,648)     $(1,041,825)          $(1,261,369)        $(841,288)
                                                  ==========      ============         =============        ===========

Item 1.           Notes to Consolidated Financial Statements- (Cont'd)
-------           ----------------------------------------------------

Note 7.  Investment in MPAL
         ------------------


         During fiscal 2001, MPC has purchased 3,725 shares of MPAL at an approximate cost of $3,500 and increased its ownership in MPAL to 51.17%.

Note 8.  Earnings per share
         ------------------

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three and nine months ended March 31, 2001 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of the outstanding stock options exceeded the average market price of the common stock during the 2001 period.

Note 9.  Segment Information
         -------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business. MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:


                                                            Three months ended                Nine months ended
                                                                March 31,                         March 31,
                                                     --------------------------------- ---------------------------------
                                                              2001             2000            2001             2000
                                                     ----------------- --------------- --------------- -----------------
   Revenues:
     MPC                                                  $       45        $       46        $    756       $      933
     MPAL                                                      3,484             4,236          11,085           12,360
     Elimination of intersegment dividend                          -                 -            (621)            (760)
                                                            --------          --------        ---------       ---------
     Total consolidated revenues                            $  3,529          $  4,282         $11,220         $ 12,533
                                                            ========          ========        ========        =========

   Net income:
     MPC                                                    $   (130)          $  (128)       $    132        $     124
     MPAL                                                        552               625           1,280            1,606
     Elimination of intersegment dividend                          -                 -            (621)            (760)
                                                            --------          --------        ---------       ---------
     Consolidated net income                                $    422          $    497        $    791        $     970
                                                            ========          ========        ========        ==========

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)
-------       ----------------------------------------------------

Note 10. Unrealized Gain on Securities Held for Investment
         -------------------------------------------------

         During August 1999, MPL sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company(Sefton Resources, Inc) which is now listed on the London Stock Exchange. At March 31 2001, MPC owned approximately 3.3% of Sefton Resources, Inc. with a fair market value of $437,360 and a cost of $93,334. The $344,026 has been recorded as unrealized gain on available for sale securities. The shares of Sefton Resources, Inc. are restricted and cannot be sold before December 2001.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

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

         The Company expects to receive its first payment of net production proceeds from the Kotaneelee gas field during May 2001. The Company's carried interest account reached undisputed payout status in January 2001, according to the working interest partners. Net proceeds due the Company, after all disputed "processing fee" charges are taken into account, amounted to approximately $100,000 through February 2001. The Company expects that it will begin to report its share of Kotaneelee net proceeds as income during the fourth quarter of fiscal 2001 when collection of the amounts due is assured ($43,425 had been accrued in the fiscal year ended June 30, 2000).

         Since March 2000, the operator of the Kotaneelee field has been reporting the disputed amount of the Company's share of net revenues being deposited in escrow. The April 2001 report provided information for production for the month of January 2001. Based on the reported data, the Company estimates that the total amount due to the Company at January 31, 2001 (before interest) was approximately $1.3 million, of which $422,000 has been deposited in escrow by the operator. The expected May payment does not include these amounts.

         The Company's Annual Report on Form 10-K for the year ended June 30, 2000 should be read for a detailed discussion of the Kotaneelee litigation.

Item 2.          Management's Discussion and Analysis of Financial Condition and
-------          ---------------------------------------------------------------
                 Results of Operations-(Cont'd)
                 ------------------------------

         Liquidity and Capital Resources
         -------------------------------

Consolidated
------------

         At March 31, 2001, the Company on a consolidated basis had approximately $11.6 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the nine months ended March 31, 2001 is as follows:

         Cash and cash equivalents at beginning of period          $13,891,000
         Cash provided by operations                                 1,788,000
         Net additions to property and equipment                    (1,908,000)
         Sale of marketable securities                                 183,000
         Dividend to MPAL minority shareholders                       (593,000)
         Exchange loss on cash                                      (2,563,000)
         Repurchase of common stock                                   (216,000)
                                                                      ---------
         Cash and cash equivalents at end of period                $10,582,000
                                                                   ===========

As to MPC
---------



         At March 31, 2001, Magellan Petroleum Corporation ("MPC"), on an unconsolidated basis, had working capital of approximately $2.4 million and an additional $1.1 million in marketable securities. MPC's annual operating budget is approximately $700,000 and its current cash position, its annual MPAL dividend, and the anticipated revenues from the Kotaneelee gas field should be adequate to meet its current cash requirements.

         During November 2000, MPAL paid a dividend of A.$.05 per share. MPC's share of this dividend was approximately $621,000, which was added to its working capital.

          On December 8, 2000, the Company announced a stock repurchase plan to purchase up to one million shares of the Company's common stock in the open market. At March 31, 2001, the Company had purchased 234,000 of its shares at a cost of approximately $216,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

As to MPAL
----------

         At March 31, 2001, MPAL had working capital of approximately $11.7 million. MPAL has budgeted approximately $3 million for exploration in fiscal 2001 as compared to the $2 million expended during fiscal 2000. . The current composition of MPAL's oil and gas reserves are such that the MPAL's future revenues in the long term is expected to be derived primarily from the sale of gas in Australia.
         Three months ended March 31, 2001 vs. March 31, 2000
         ----------------------------------------------------

         The components of consolidated net income for the comparable periods were as follows:
                                                Three months ended
                                                    March 31,
                                          ------------------------------
                                             2001              2000
                                          ---------------     ----------
MPC unconsolidated pretax loss             $(130,088)         $(128,440)
Share of MPAL pretax income                  802,369            875,444
Share of MPAL income tax provision          (250,072)          (250,141)
                                          -----------        -----------
Consolidated net income                    $ 422,209          $ 496,863
                                          ===========        ==========

Net income per share (basic & diluted)      $ .02              $ .02
                                            ======             =====

                                    Revenues
                                    --------

          Oil sales decreased by 6% in the 2001 quarter to $1,118,000 from $1,190,000 in 2000 because of a 7% decrease in the number of units sold and the 16% Australian foreign exchange rate decrease discussed below which were partially offset by a 22% increase in oil prices. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                         Three months ended March 31,
                                                         ----------------------------
                                           2001 Sales                                     2000 Sales
                                           ----------                                     ----------
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                43,673               A.$51.52                  46,712              A.$42.34

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Gas sales decreased 25% to $1,957,000 in 2001 from $2,616,000 in 2000 because of the 10% decrease in the volume of gas sold, decreased prices and the 16% Australian foreign exchange rate decrease discussed below. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                             Three months ended March 31,
                                                             ----------------------------
                                                2001 Sales                                 2000 Sales
                                                ----------                                 ----------
                                                        Average price                              Average price
                                       Bcf                 per mcf                bcf                 per mcf
                                       ---                 -------                ---                 -------
Australia:                                                  (A.$)                                      (A.$)
Palm Valley
  Alice Springs contract                .178                3.15                   .153                2.98
  Darwin contract                       .628                2.07                   .588                2.02
Mereenie:
  Darwin contract                       .821                2.58                   .652                2.36
  Other                                 .054                3.49                   .484                3.12
                                      -------                                    -------
       Total                           1.681                                      1.877
                                       =====                                      =====

         Other production related revenues decreased 8% to $245,000 in 2001 compared to $266,000 in 2000 primarily because MPAL's share of gas pipeline tariffs decreased to $227,000 in 2001 compared to $243,000 in 2000.

         Interest income did not change during the periods and remained at $209,000.

                               Costs and Expenses
                               ------------------

         Production costs decreased 36% in 2001 to $621,000 from $965,000 in 2000. The costs relate primarily to the Mereenie field where substantial remedial work was performed in the 2000 period. In addition, production costs decreased 16% because of the effect of the Australian foreign exchange rate decrease discussed below.

         Exploration and dry hole costs totaled $309,000 in 2001 compared to $186,000 in 2000. The 2001 costs relate primarily to the work being performed on MPAL's offshore Western Australia properties.

         Salaries and employee benefits decreased 1% from $377,000 in 2000 to $374,000 in 2001.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Depletion, depreciation and amortization decreased 30% from $898,000 in 2000 to $626,000 in 2001 because of the decrease in oil and gas production and the 16% decrease in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses decreased 17% from $47,000 in 2000 to $39,000 in 2001 primarily because of the 16% decrease in the Australian exchange rate discussed below.

         Shareholder communications increased 15% from $28,000 in 2000 to $33,000 in 2001 because of the timing in which certain costs for the December 2000 annual meeting were incurred.

          Other administrative expenses decreased 54% from $198,000 in 2000 to $91,000 in 2001 primarily because of the 16% decrease in the Australian exchange rate discussed below and a decrease in business taxes.

                                  Income Taxes
                                  ------------

          Income tax expense decreased in 2001 to $489,000 from $491,000 in 2000. The components of income tax expense between MPC and MPAL were as follows:

                                       2001                       2000
                                       ----                       ----
Pretax consolidated income            $  1,438                 $ 1,582
   MPC's losses not recognized             130                     128
   Permanent differences                  (129)                   (346)
                                      ---------               ---------
Book taxable income                  $   1,439                $  1,364
                                     =========                ========

Australian tax rate                         34%                     36%
                                           ===                      ===

Australian income tax provision       $    489                $    491
MPC income tax                               -                       -
                                      ---------                --------
Consolidated income tax provision     $    489                $    491
                                      =========                ========

Effective tax rate                          34%                     31%
                                           ===                     ===


                                 Exchange Effect

          The value of the Australian dollar relative to the U.S. dollar decreased to $.4853 at March 31, 2001 compared to a value of $.5588 at December 31, 2000. This resulted in a

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

$1,144,000 charge to the foreign currency translation adjustments account for the three months ended March 31, 2001. The average exchange rate used to translate MPAL's operations in Australia was $.5312 for the quarter ended March 31, 2001, which is a 16% decrease compared to the $.6315 rate for the quarter ended March 31, 2000.


Nine months ended March 31, 2001 vs. March 31, 2000.
----------------------------------------------------

         The components of consolidated net income for the comparable periods were as follows:
                                                  Nine months ended
                                                      March 31,
                                                      ---------
                                           2001                         2000
                                           ----                         ----
MPC unconsolidated pretax loss           $(489,109)                  $(521,706)
MPC income tax                                   -                    (113,990)
Share of MPAL pretax income              1,833,338                   1,642,907
Share of MPAL income tax provision        (552,973)                    (37,583)
                                      -------------                ------------
Consolidated net income                  $ 791,256                   $ 969,628
                                         =========                   =========

Net income per share (basic & diluted)    $ .03                        $ .04
                                          ======                       =====

                                    Revenues
                                    --------

          Oil sales increased by 12% in the 2001 period to $3,616,000 from $3,223,000 in 2000 because of a 50% increase in oil prices which was partly offset by the 15% Australian foreign exchange decrease as discussed below and by a 10% decrease in the number of units sold. Oil sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                           Nine months ended March 31,
                                                           ---------------------------
                                            2001 Sales                                 2000  Sales
                                            ----------                                 -----------
                                                      Average price                               Average price
                                    Bbls                 per bbl                 bbls                per bbl
                                    ----                 -------                 ----                -------
Australia-Mereenie                  129,877             A.$55.08                 144,050             A.$36.63

         Gas sales decreased 23% to $6,184,000 in 2001 from $7,996,000 in 2000 because of the 15% Australian foreign exchange decrease discussed below and a 9% decrease in the

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

volume of gas sold which were partially offset by increased prices (up an average 1%). Total gas volumes are expected to continue at least at current levels in the short term. The volumes in billion cubic feet ("bcf"), (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                             Nine months ended March 31,
                                                             ---------------------------
                                                2001 Sales                               2000 Sales
                                                        Average price                              Average price
                                       bcf                 per mcf                bcf                 Per mcf
                                       ---                 -------                ---                 -------
Australia:                                                  (A.$)                                      (A.$)
Palm Valley
  Alice Springs contract                .745                3.10                   .722                2.96
  Darwin contract                      1.658                2.06                  1.722                2.02
Mereenie:
  Darwin contact                       2.316                2.51                  1.909                2.30
  Other                                 .382                3.23                  1.276                3.06
                                       -----                                      -----
       Total                           5.101                                      5.629
                                       =====                                      =====

         Other production related revenues decreased 3% to $710,000 in 2001 compared to $734,000 in 2000 primarily because MPAL's share of gas pipeline tariffs decreased to $648,000 in 2001 compared to $663,000 in 2000.

         Interest income increased 22% in 2001. The increase from $580,000 in 2000 to $709,000 in 2001 resulted from higher interest rates and more funds available for investment which was partially offset by the 15% decrease in Australian foreign exchange rate as discussed below.

                               Costs and Expenses
                               ------------------

         Production costs decreased 23% in 2001 to $2,546,000 from $3,307,000 in 2000 primarily because of the 15% decrease in the Australian exchange rate discussed below. The costs relate primarily to the Mereenie field where substantial remedial work was performed in the 2000 period.

         Exploration and dry hole costs totaled $1,518,000 in 2001 compared to $1,320,000 in 2000. The 2001 costs relate primarily to the work being performed on MPAL's offshore Western Australia properties. The cost ($336,000) of the Ealing-1 exploration well in New Zealand, which was a dry hole, is also included in the 2001 period.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Salaries and employee benefits decreased 11% to $1,247,000 from $1,394,000 in 2000. The Australian foreign exchange rate decreased 15% during the 2001 period.

         Depreciation, depletion and amortization decreased 29% in 2001 to $1,944,000 from $2,746,000 in 2000 because of the decrease in oil and gas production and the 15% decrease in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses decreased 30% in 2001 to $196,000 from $278,000 in 2000. Effective January 1, 2000, the President of MPC became a paid employee instead of a consultant which reduced the amount of auditing, accounting and legal expenses. In addition, there was a 15% decrease in the Australian exchange rate as discussed below.

         Shareholder communications decreased 8% in 2001 to $154,000 compared to $168,000 in 2000.

          Other administrative expenses decreased 17% from $628,000 in 2000 to $522,000 in 2001. There was a 15% decrease in the Australian exchange rate discussed below. In addition, there was a decrease in business taxes during the 2001 period.

                                  Income Taxes

          Income tax expense increased in 2001 to $1,081,000 from $188,000 in 2000. The components of income tax expense between MPC and MPAL were as follows:


                                                             2001                         2000
                                                              ----                         ----
Pretax consolidated income                                 $   3,094                    $  2,694
   MPC's losses not recognized                                   489                         522
   Permanent differences                                        (403)                     (1,008)
                                                           ----------                 -----------
Book taxable income                                        $    3,180                 $     2,208
                                                           ==========                 ===========

Australian tax rate                                               34%                         36%
                                                                =====                       =====

Australian income tax provision                            $    1,081                 $       795
Australian income tax benefit from rate change                      -                        (721)
MPC income tax                                                      -                         114
                                                           ----------                 -----------
Consolidated income tax provision                          $    1,081                 $       188
                                                           ==========                 ===========

Effective tax rate                                                35%                          7%
                                                                  ===                          ==

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar decreased to $.4853 at March 31, 2001 compared to a value of $.5968 at June 30, 2000. This resulted in a $2,397,000 charge to the foreign currency translation adjustments account for the nine months ended March 31, 2001. The 19% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at March 31, 2001 from the June 30, 2000 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5459 for the nine months ended March 31, 2001, which is a 15% decrease compared to the $.6418 rate for the March 31, 2000 period.


Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk, as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 2001, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $13.3 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         M AGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q
                           PART II - OTHER INFORMATION

                                 March 31, 2001

Item 5.           Other Information.
-------           ------------------


          MPAL (17.5%) and its partners in the Browse Basin in offshore Western Australia have identified a number of prospects that merit drilling. Accordingly, the joint venture is planning to drill a well in each of WA-281-P and WA-283-P during the 3rd quarter of calendar year 2001.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  None.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q
                                 MARCH 31, 2001





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                  MAGELLAN PETROLEUM CORPORATION
                                                          Registrant





Date:  May 15, 2001                By /s/ James R. Joyce
                                  ---------------------------------------------
                                   James R. Joyce, President and
                                   Chief Financial and Accounting Officer