Form 10-K405
period 2001-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2001-09-27
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                 June 30, 2001
                                   ---------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    -----------------

         Commission file number    1-5507
                                --------------

                         MAGELLAN PETROLEUM CORPORATION
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                          06-0842255
                     ------------                      -------------
             State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization           Identification No.)

         149 Durham Road, Madison, Connecticut             06443
         --------------------------------------           --------
        (Address of principal executive offices)         (Zip Code)

 Registrant's telephone number, including area code     (203) 245-7664
 --------------------------------------------------    ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
             Title of each class                         which registered
-----------------------------------------------          ------------------
    Common stock, par value $.01 per share              Boston Stock Exchange
                                                        Pacific Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act
 -------------------------------------------------------------------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $22,917,000 at September 20, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common stock, par value $.01 per share, 24,624,376 shares outstanding as of September 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I


  Item 1.    Business                                                          4

  Item 2.    Properties                                                       15

  Item 3.    Legal Proceedings                                                21

  Item 4.    Submission of Matters to a Vote of Security Holders              23

                             PART II

  Item 5.    Market for the Company's Common Stock and Related
             Stockholder Matters                                              24

  Item 6.    Selected Consolidated Financial Information                      25

  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        26

  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       34

  Item 8.    Financial Statements and Supplementary Data                      35

  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              70

                                    PART III

  Item 10.   Directors and Executive Officers of the Company                  70

  Item 11.   Executive Compensation                                           70

  Item 12.   Security Ownership of Certain Beneficial Owners and Management   70

  Item 13.   Certain Relationships and Related Transactions                   70

                                     PART IV

  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K 71

--------------------

  Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 20, 2001 was approximately A.$1.00 equaled U.S. $ .49.

                                     PART I

Item 1.  Business

         Magellan Petroleum Corporation (the Company or MPC) is engaged, directly and indirectly, through its majority-owned subsidiary, in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2001, MPC's principal asset was a 51.3% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia.

         MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (50.8% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and 18.2% of MPAL's outstanding stock. Origin Energy Limited, a publicly owned Australian company, owned 17.1% of MPAL's outstanding stock at June 30, 2001.

         MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada which had not provided MPC any substantial revenue until recently. During May 2001, the working interest partners in the field began making payments on behalf of the carried interest owners including MPC. See Item 3 - Legal Proceedings.

         The following chart illustrates the various relationships between MPC and the various companies discussed above.









         The following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART


                    MPC owns 51.3% of MPAL.
                    MPAL owns 50.8% of the Palm Valley Field, Australia. MPAL owns 35% of the Mereenie Field, Australia. Origin Energy Limited owns 17.1% of MPAL.
                    SANTOS owns 18.2% of MPAL.
                    SANTOS owns 48% of the Palm Valley Field, Australia. SANTOS owns 65% of the Mereenie Field, Australia.

         (a)      General Development of Business.
                  -------------------------------

                  Operational Developments Since the Beginning
                  of the Last Fiscal Year.
                  ---------------------------------------------

AUSTRALIA

Mereenie

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of the Mereenie field proved developed oil reserves was approximately 522,000 barrels at June 30, 2001.

         During 2001, MPAL's share of oil sales was 170,000 barrels and 3.5 billion cubic feet (bcf) of gas sold which is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water Authority (PAWA) and Gasgo Pty. Ltd., a company PAWA wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts" below.

Palm Valley

         MPAL has a 50.8% interest in and is the operator of the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns a 48% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts" below. During fiscal 2001, MPAL's share of gas sales was 3.2 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.2548%. As of June 30, 2001, the remaining estimated proved reserves at Palm Valley were reduced by approximately 46% to reflect the inability of the field to deliver the amount of gas that has been contracted. Under the terms of the sales contract, PAWA is obligated to pay for the capital costs of maintaining production levels to meet the annual contract volumes. For more than four years, PAWA has been on notice that additional drilling would be necessary to meet the contract supply requirements. PAWA still has the matter under consideration.

Gas Supply Contracts

         In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas. The following is a summary of MPAL's interest in the Palm Valley and the Mereenie gas supply contracts:

                          Maximum contract    Percentage of
                           (balance/after        contract         Contract
                             royalties)         completed         Period
                                  (bcf)
Palm Valley:
  Alice Springs (1981)             1.53                90        1983-2003
  Darwin (1985)                   21.54                63        1987-2009
                                  -----
                                  23.07
Mereenie:
  Darwin (1985)                    7.06                59        1987-2009
  Darwin (1999)                   17.64                12        1999-2009
  Darwin (2001)                    3.51                 4        2001-2008
  Other                             .87                 -         Various
                                -------
                                  29.08
                                -------
Total                             52.15
                                  =====

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

Browse Basin

         During the fiscal year 1999, MPAL and its partners were granted exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. MPAL's share (17.5%) of the remaining work obligations for the three permits total $5,503,000 at June 30, 2001 and are as follows:
$1,947,000 for the year 2002, $1,286,000 for 2003, $2,216,000 for 2004 and
$54,000 for 2005. A well is scheduled to be drilled in permits WA-281-P and WA-283-P during the last quarter of the calendar year 2001.

         During fiscal year 2000, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin. During fiscal 2001, MPAL applied for a permit over area WA-311-P which is adjacent to WA-288-P and the permit was granted on September 3, 2001. MPAL's share (100%) of the work obligations of the three permits total $9,553,000 and are as follows: $469,000 for the fiscal year 2002, $3,623,000 for 2003, $307,000 for 2004, $5,103,000 for 2005 and $51,000
for 2006. The expenditures for the year 2002 are obligatory and are discretionary for the years 2003-2006.

Carnarvon Basin

         During fiscal year 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. MPAL's share (100%) of the remaining work obligations of the permit total $3,717,000 at June 30, 2001 and are as follows: $26,000 for the fiscal year 2002, $3,573,000 for 2003, $92,000 for 2004 and $26,000 for 2005. The expenditures for the years 2002-2003 are obligatory and are discretionary for the years 2004-2005.

Maryborough Basin

         MPAL holds a 98% interest in exploration permit ATP 613P, in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has an application pending for permit ATP 674P which is adjacent to ATP 613P. MPAL is seeking partners to drill a well to test the gas potential of the block in exchange for an interest in the permit. MPAL's share of work obligations total $1,378,000 for both permits and are as follows: $357,000 for the fiscal year 2002, $434,000 for 2003, $102,000 for 2004, $102,000 for 2005 and $383,000 for 2006.

Cooper Basin

         During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks in South Australia's Cooper Basin. The formal grant of the permits is pending. MPAL's share of the work obligations will total $2,629,000 and are as follows: $918,000 for the fiscal year 2003, $561,000 for 2004, $409,000 for 2005, $332,000 for 2006 and
$409,000 for 2007.

         During fiscal year 2001, MPAL (50%) and its partner Beach Petroleum NL were also successful in bidding for two additional exploration blocks in the Cooper Basin. The formal grant of the permits is pending. MPAL's share of the work obligations will total $1,775,000 and are as follows: $523,000 for the fiscal year 2003, $39,000 for 2004, $511,000 for 2005, $166,000 for 2006 and
$536,000 for 2007.

Rowley Basin

         During fiscal year 2001, MPAL acquired a 37.5% working interest in each of exploration permits WA-306-P and WA-307-P in the Rowley Sub-basin of the offshore Canning Basin adjacent to the Browse Basin. Antrim Energy, a Canadian company, is the operator of the joint venture. MPAL's share of the work obligations will total $1,455,000 and are as follows: $843,000 for the fiscal year 2002, $230,000 for 2003, and $382,000 for 2004.

NEW ZEALAND

         During fiscal year 2001, MPAL earned a 7.5% interest in permit PEP 38256 in the Canterbury Basin of New Zealand by funding part of the cost of drilling the Ealing-1 exploration well which was plugged and abandoned. The cost of approximately $336,000 is included in exploratory and dry hole costs. MPAL's share of the work obligations will total $2,000 through fiscal year 2003.

UNITED KINGDOM

         During fiscal year 2001, MPAL acquired a 30% interest in two licenses in southern England. The two licenses; PEDL 098 in the Isle of Wight and PEDL 099 in the Portsdown area of Hampshire, were each granted for a period of six years. MPAL's share of the work obligations will total $595,000 and are as follows: $13,000 for the fiscal year 2002, $17,000 for 2003, $10,000 for 2004,
$4,000 for 2005 and $551,000 for 2006.

UNITED STATES

Baca County, Colorado

         MPAL holds leases in Baca County, Colorado, in which an exploration company plans to fund and drill two wells during late September 2001. MPAL will retain an 18 3/4% interest in the leases, unless it elects to participate in the completion of the wells for production, in which case it would retain a 25% interest.

CANADA

         MPC owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Anderson Oil & Gas, Inc., is the operator of this partially developed field which is connected to a major pipeline system. During the month of June 2001, average production from the field was approximately 41.8 million cubic feet per day.

         Production at Kotaneelee commenced in February 1991. According to government reports, total production in bcf from the Kotaneelee gas field for the calendar years 1991 through 2000 has totaled 164.1 bcf as follows: 1991 - 8.1, 1992 - 18.0, 1993 -17.5, 1994 - 16.7, 1995 - 15.7, 1996 - 15.2, 1997 -
14.4, 1998 - 16.0, 1999 - 22.3 and 2000 - 20.2.

         On January 19, 2001, MPC's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, MPC began accruing its share of Kotaneelee net proceeds as income. See Item 3 - Legal Proceedings for a discussion of litigation relating to the Kotaneelee field which may affect the status of the carried interest and the amount of the carried interest account.

         (b)      Financial Information about Industry Segments.
                  ---------------------------------------------

                  Since the Company is engaged in only one industry, namely, oil and gas exploration, development, production and sale, this item is not applicable to the Company.

         (c)      (1)     Narrative Description of the Business.
                          -------------------------------------

                  MPC was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967. MPC is directly engaged in the exploration for, and the development and production and sale of oil and gas reserves in Canada, and indirectly through its subsidiary MPAL in Australia, New Zealand, the United Kingdom and United States.


         (i)      Principal Products.
                  ------------------

                  MPAL has an interest in the Palm Valley gas field and in the Mereenie oil and gas field. See Item 1(a) - Australia - for a discussion of the oil and gas production from the Mereenie and Palm Valley fields. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in Canada.

         (ii)     Status of Product or Segment.
                  ----------------------------

                  See Item 1(a) - Australia - for a discussion of the current and future operations of the Mereenie and Palm Valley fields in Australia. See
Item 3. Legal Proceedings for a discussion of MPC's interest in the Kotaneelee field in Canada.

         (iii)    Raw Materials.
                  -------------

                  Not applicable.

         (iv)     Patents, Licenses, Franchises and Concessions Held.
                  --------------------------------------------------

         MPAL has interests directly and indirectly in the following permits. Permit holders are generally required to carry out agreed work and expenditure programs.

 Permit                            Expiration Date             Location
 ------                            ---------------             --------
 Petroleum Lease No. 4
 and No.5 (Mereenie)
                                    November 2002         Northern Territory
 Petroleum Lease No. 3
 (Palm Valley)
                                    November 2003         Northern Territory
 Retention License 2 (Dingo)         October 2003         Northern Territory
 ATP 613P (Maryborough)               March 2003              Queensland
 ATP 674P (Maryborough)          Application pending          Queensland
 WA-291-P (Carnarvon Basin)          August 2005      Offshore Western Australia
 WA-281-P (Browse Basin)            February 2005     Offshore Western Australia
 WA-282-P (Browse Basin)             August 2004      Offshore Western Australia
 WA-283-P (Browse Basin)            February 2005     Offshore Western Australia
 WA-287-P (Browse Basin)            February 2005     Offshore Western Australia
 WA-288-P (Browse Basin)            February 2005     Offshore Western Australia
 WA-311-P (Bonaparte Basin)         September 2007    Offshore Western Australia
 WA-306-P (Rowley Basin)              July 2006       Offshore Western Australia
 WA-307-P (Rowley Basin)             August 2006      Offshore Western Australia
 CO98I (Cooper Basin)                    2007               South Australia
 CO98J (Cooper Basin)                    2007               South Australia
 CO2000-C (Cooper Basin)                 2007               South Australia
 CO2000-S (Cooper Basin)                 2007               South Australia
 PEP 38256 (Canterbury Basin)       August 22,2002            New Zealand
 PEDL 098 (Weald/Wessex Basins)    September 7,2006         United Kingdom
 PEDL 098 (Weald/Wessex Basins)    September 7,2006         United Kingdom
 Baca County                             2002                United States


         Leases issued by the Northern Territory are subject to the Petroleum (Prospecting and Mining) Act of the Northern Territory. Lessees have the exclusive right to produce petroleum from the land subject to a lease upon payment of a rental and a royalty at the rate of 10% of the wellhead value of the petroleum produced. Rental payments may be offset against the royalty paid. The term of a lease is 21 years, and leases may be renewed for successive terms of 25 years each.

         Since 1992, there has been an ongoing controversy regarding the Aborigines and the ownership of their traditional lands. There has been legislation aimed at resolving this controversy. The Company does not believe that this issue will have a material adverse impact on MPAL's properties.

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

         (vii)    Customers.
                  ---------

                  Although the majority of MPAL's producing oil and gas properties are located in a relatively remote area in central Australia (See
Item 1 - Business and Item 2 - Properties), the completion in January 1987 of the Amadeus Basin to Darwin gas pipeline has provided access to and expanded the potential market for MPAL's gas production.

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

         (viii)   Backlog.
                  -------

                  Not applicable.

(ix)     Renegotiation of Profits or Termination of Contracts or
         --------------------------------------------------------
         Subcontracts at the Election of the Government.
         ----------------------------------------------

                  Not applicable.

         (x)      Competitive Conditions in the Business.
                  --------------------------------------

                  The exploration for and production of oil and gas are highly competitive operations. The ability to exploit a discovery of oil or gas is dependent upon such considerations as the ability to finance development costs, the availability of equipment, and the possibility of engineering and construction delays and difficulties. The Company also must compete with major oil and gas companies which have substantially greater resources than the Company.

                  Furthermore, competitive conditions may be substantially affected by various forms of energy legislation which have been or may be proposed in Australia, Canada and the United States. However, it is not possible to predict the nature of any such legislation which may ultimately be adopted or its effects upon the future operations of the Company.

                  At the present time, the Company's principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company's future. Currently, most indigenous crude oil is consumed within Australia. In addition, imports of crude oil are made by refiners and others to meet the overall demand in Australia. The Palm Valley Producers and the Mereenie Producers are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market its respective share of production from each field.

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

         At June 30, 2001, the Company had accrued $953,000 for future site restoration costs for the Mereenie, Palm Valley and Dingo fields. The balance of the estimated liability was $2,539,000 at June 30, 2001 which will be accrued over the remaining life of the related reserves based on units of production.

         (xiii)   Number of Persons Employed by Company.
                  -------------------------------------

                  At June 30, 2001, MPC had one part-time employee in the United States and MPAL had 32 employees in Australia. MPC relies to a great extent on consultants for legal, accounting, administrative and geological services.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                  (1)      Financial Information Relating to Foreign and
                           ---------------------------------------------
                           Domestic Operations.
                           --------------------

                           See Note 12 to the Consolidated Financial Statements.

                  (2)      Risks Attendant to Foreign Operations.
                           --------------------------------------

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

                  (3) Data Which are Not Indicative of Current or Future Operations.
                           -----------------------------------------------------

                           MPAL and its co-venturer in the Mereenie field have
been negotiating with PAWA and other parties to sell production out of the field's uncommitted gas reserves. A new gas supply contract for the uncommitted reserves in the Mereenie field could increase revenue from gas sales in the future.

Item 2.  Properties.
-------  -----------

         (a) MPC has interests in properties in Australia through its 51.3% equity interest in MPAL which holds interests in the Northern Territory, Queensland, South Australia and Western Australia. MPAL also has interests in New Zealand, the United Kingdom and the United States. In Canada, MPC has a direct interest in one lease. For additional information regarding the Company's properties, See Item 1 - Business.

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

         The following graphic presentation has been omitted, but the following is a description of the omitted material:






                         CANADIAN PROPERTY INTERESTS MAP







         The map indicates the location of the Kotaneelee Gas Field in the Yukon Territories of Canada. The map identifies the following items:



                              Kotaneelee Gas Field
                              Pointed Mountain Gas Field
                              Beaver River Gas Field

                  (2)      Reserves reported to other agencies.
                           -----------------------------------

                           None

                  (3)      Production.
                           -----------

                           The average sales price per unit of production for the following fiscal years are as follows:

                                                      June 30,
                                       2001             2000              1999
                                       ---------------------------------------
Australia:
Gas (per mcf)                       A.$  2.53        A.$  2.51         A.$  2.32
Crude oil (per bbl)                 A.$ 54.64        A.$ 39.14         A.$ 20.20

                           The average  production  cost per unit of  production
for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia. During fiscal 1999 and 2001, the cost of remedial work on various wells in the Mereenie field and lower production levels increased production costs.
                                                      June 30,
                                       2001             2000              1999
                                       ---------------------------------------
Australia:
Gas (per mcf)                       A.$   .43        A.$   .46         A.$   .33
Crude oil (per bbl)                 A.$ 21.24        A.$ 17.91         A.$ 19.35

                  (4)      Productive Wells and Acreage.
                           -----------------------------

                           Productive wells and acreage at June 30, 2001:

                                           Productive Wells
                                           ----------------
                                   Oil                         Gas                       Developed Acreage
                                   ---                         ---                       -----------------
                           Gross          Net          Gross          Net          Gross Acres         Net Acres
                           -----          ---          -----          ---          -----------         ---------

Australia                   25.0           8.8          16.0           6.37            72,025              30,001
Canada                          -             -            -                -           3,350                  89
                          -------        ------      -------           ------         -------           ---------
                            25.0           8.8          16.0           6.37            75,375              30,090
                            ====           ===          ====           ====            ======              ======

                  (5)      Undeveloped Acreage.
                           --------------------

                           The Company's undeveloped acreage (except as
indicated below) is set forth in the table below:

                    GROSS AND NET ACREAGE AS OF JUNE 30, 2001

         (i) MPAL has interests in the following properties (before royalties). MPC has an interest in these properties through its 51.3% interest in MPAL.

                                                                   MPAL                                The Company
                                                                   Net           Interest          Net          Interest
                                               Gross Acres        Acres             %             Acres             %
                                               -------------------------------------------------------------------------
Australia
Northern Territory:
  Amadeus Basin:
    Mereenie (OL4&5)(1)                             69,407          24,292         35.00            12,462        17.95
    Palm Valley (OL3)(2)                           151,905          77,130         50.78            39,568        26.05
    Dingo (RL2)                                    115,596          39,696         34.34            20,364        17.62
                                                 ---------       ---------                      ----------
    Total Amadeus Basin                            336,908         141,118                          72,394
                                                 ---------       ---------                      ----------

Queensland:
  Maryborough Basin (ATP 613P)                     342,836         335,979         98.00           172,357        50.27
  Maryborough Basin (ATP 674P)                   1,942,161       1,942,161        100.00           996,329        51.30
                                                 ---------       ---------                         -------
                                                 2,284,997       2,278,140                       1,168,686
                                                 ---------       ---------                       ---------
South Australia:
  Cooper Basin (CO98I&J)                         1,621,802         810,902         50.00           415,993        25.65
  Cooper Basin (CO2000C&J)                       1,058,395         529,198         50.00           271,478        25.65
                                                 ---------         -------                         -------
                                                 2,680,197       1,340,100                         687,471
                                                 ---------       ---------                         -------
Western Australia:
  Browse WA-281-P                                1,145,092         200,391         17.50           102,801         8.98
  Browse WA-282-P                                1,467,921         256,886         17.50           131,783         8.98
  Browse WA-283-P                                1,059,136         185,349         17.50            95,084         8.98
  Carnarvon WA-291-P                             2,205,710       2,205,710        100.00         1,131,529        51.30
  Browse WA-287-P                                  515,736         515,736        100.00           264,573        51.30
  Browse WA-288-P                                  513,266         513,266        100.00           263,305        51.30
  Canning WA-306/307                             1,986,621         744,983         37.50           382,176        19.24
                                                 ---------         -------                         -------
  Total Western Australia                        8,893,482       4,622,321                       2,371,251
                                                 ---------       ---------                       ---------

United Kingdom
  PEDL098/099                                       96,083          28,825         30.00            14,787        15.39
                                                    ------          ------                          ------

New Zealand
  PEP 38256                                      1,372,332         102,925          7.50            52,801         3.85
                                                 ---------         -------                          ------
United States
  Baca Country, Colorado                            18,525           3,473         18.75             1,782         9.62
                                                ----------       ---------                       ---------

Total MPAL                                      15,682,524       8,516,902                       4,369,172
                                                ----------       ---------                       ---------

Properties held directly by MPC:
Canada
  Yukon and Northwest Territories:
    Carried interest(3)                             31,885                                             850        2.67
                                                ----------                                       ----------
Total                                           15,714,409                                       4,370,022
                                                ==========                                       =========
----------------------------

(1)      Includes 41,644 gross developed acres and 14,575 net acres.
(2)      Includes 30,381 gross developed acres and 15,426 net acres.
(3)      Includes 3,350 gross developed acres and 89 net acres.

                  (6)      Drilling activity.
                           -----------------

                           Productive and dry net wells drilled during the
following years (data concerning Canada is insignificant):
                                       Australia/New Zealand
                             -----------------------------------------
Year ended                Exploration                     Development
 June 30,         Productive             Dry       Productive            Dry
--------------------------------------------------------------------------------
   2001                -                 .12           -                  -
   2000                -                  -           .70                 -
   1999                -                 .15          .70                 -

                                             Americas
                             -----------------------------------------
Year ended                Exploration                    Development
 June 30,         Productive             Dry      Productive             Dry
--------------------------------------------------------------------------------
   2001                -                  -            -                  -
   2000                -                  -            -                  -
   1999               .20                .19           -                  -

                  (7)      Present Activities.
                           ------------------

                           There are no wells being drilled at the present time.

                  (8)      Delivery Commitments.
                           --------------------

                           See discussion under Item 1 concerning the Palm
Valley and Mereenie fields.

Item 3.  Legal Proceedings.
-------  ------------------

Kotaneelee Gas Field
--------------------

         MPC's 2.67% carried interest in the Kotaneelee gas field is held in trust by Canada Southern Petroleum Ltd. (Canada Southern) which has a 30% carried interest in the field. Canada Southern and MPC (the Plaintiffs) believe that the working interest owners in the Kotaneelee gas field had not adequately pursued the attainment of contracts for the sale of Kotaneelee gas.

         In October 1989 and March 1990, Canada Southern filed statements of claim in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field. MPC was subsequently added as a Plaintiff in the action. The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited
(now Amoco Canada Resources Ltd.), and Amoco Production Company (collectively the "Amoco Dome Group"), Columbia Gas Development of Canada Ltd., Mobil Oil Canada Ltd. ("Mobil") and Esso Resource of Canada Ltd. (collectively the Defendants).

         The Plaintiffs claim that the Defendants breached a contractual obligation and a fiduciary duty owed to the Plaintiffs to market gas from the Kotaneelee gas field when it was possible. The Plaintiffs assert that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Plaintiffs seek monetary damages and the forfeiture of the Kotaneelee gas field. The Plaintiffs presented evidence at trial that the monetary damages sustained by the Plaintiffs were approximately Cdn.$110 million (MPC share-U.S.$5.8 million).

         In addition, the Plaintiffs claimed that the Plaintiffs' carried interest account should be reduced because of the negligent operation of the field and improper charges to the carried interest account by the Defendants. The charges, the Plaintiffs claim, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before payout begins to the carried interest account owners.


         On September 14, 2001, the trial court rendered its decision. The court ruled that:

         (a) Although the defendants had an affirmative contractual obligation (but not a fiduciary obligation) to market the gas from the Kotaneelee gas field when it was possible to do so, the defendants had not breached their contractual obligation.

         (b) The defendants made improper charges to the carried interest account in the amount of approximately U.S.$3.4 million in connection with the repair and rebuilding of the field's dehydration facilities.

         (c) Defendant Amoco Canada was not entitled to make gas processing fee charges to the carried interest account. The Company estimates that Magellan's share of charges made to date is approximately $1.3 million.

         The Court made no ruling on the issue of taxable costs of the litigation, saying only that "Costs may be spoken to if and when necessary". The trial court's decision may be appealed by either the plaintiffs or defendants. Therefore, the final outcome remains uncertain.


         On January 19, 2001, MPC's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, the Company began accruing its share of Kotaneelee net proceeds as income. The amount due of $441,000 from the working interest partners is included in accounts receivable. These funds are currently being held in escrow pending the completion of a surety being given to the working interest partners. However, MPC believes that the court's decision should eliminate the need for any surety.

         Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, MPC believes the total amount due MPC through April 30, 2001 production (including interest) was approximately $1.3 million. The disputed amount, which has not been included in income, represent gas processing fees claimed by the working interest partners.


         The trial was lengthy, complicated and costly to all parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, MPC is unable to determine whether costs will be assessed against MPC or in what amount. However, since the costs incurred by the Defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award to the Defendants potentially could be material. Costs may be assessed jointly and severally against nonprevailing parties. MPC has not agreed to share any costs that might be assessed against Canada Southern and would seek to be indemnified by Canada Southern for any such costs.

         MPC believes that the outcome of the Kotaneelee litigation is not reasonably likely to have a material adverse effect on MPC's future consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------

                  None.

Executive Officers of the Registrant
------------------------------------

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

                                                     Length of Service     Other Positions Held
       Name       Age       Office Held                 as an Officer           with Company
       ----       ---       -----------                 -------------           ------------

James R. Joyce    60        President and Chief     President since 1993          Director
                            Financial Officer

Hedley Howard     59        General Manager - MPAL       Since  1999              Director

         All officers of MPC are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         MPC is not aware of any arrangements or understandings between any of the individuals named above and any other person pursuant to which any individual named above was selected as an officer.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
                  Matters.

         (a)      Principal Market
                  ----------------

         The principal markets for MPC's common stock are the Pacific Exchange, Inc. symbol [MPC] and the NASDAQ SmallCap market symbol [MPET]. The stock is also traded on the Boston Stock Exchange. The quarterly high and low prices and the number of shares traded on the most active market, NASDAQ, during the calendar quarterly periods indicated were as follows:

2001                                        1st Qtr.            2nd Qtr.           3rd Qtr.*           4th Qtr.
----                                        --------            --------           ---------           --------

High..................                        1.19                1.65               1.10
Low...................                         .81                 .76                .91
Number of shares traded                      2,081,855          2,745,248         1,018,362




2000                                        1st Qtr.            2nd Qtr.           3rd Qtr.            4th Qtr.
----                                        --------            --------           --------            --------

High..................                        1.97                1.50               1.38                1.28
Low...................                        1.16                1.11                .97                 .72
Number of shares traded                      5,558,966          3,394,720          3,274,059           5,142,813


1999                                        1st Qtr.            2nd Qtr.           3rd Qtr.            4th Qtr.
----                                        --------            --------           --------            --------

High..................                        1.81                2.50               2.81                1.97
Low...................                        1.27                1.19               1.63                1.16
Number of shares traded                      2,272,566          3,985,679          3,196,791           4,323,884

---------------------------------
* Through September 20, 2001, on which date the closing price was $.94.

   (b)      Approximate Number of Holders of Common Stock at September 20, 2001
            -------------------------------------------------------------------

            Title of Class                          Number of Record Holders
            --------------                          ------------------------

            Common stock, par
            value $.01 per share                                 8,700
                                                                 -----

   (c)      Frequency and Amount of Dividends
            ---------------------------------

            MPC has never paid a cash dividend on its common stock.

   (d)      Recent Sales of Unregistered Securities
   ---      ---------------------------------------

            None.

Item 6.  Selected Consolidated Financial Information.
-------  --------------------------------------------

         The following table sets forth selected data (in thousands) and other operating information of the Company. The selected consolidated financial data in the table are derived from the consolidated financial statements of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                        Year ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                2001           2000          1999           1998          1997
                                                ----           ----          ----           ----          ----

Financial Data                                    $             $              $             $              $

Operating revenues                              14,008        16,330         13,398        15,235         19,936
                                                ======        ======         ======        ======         ======

Total revenues                                  14,900        17,147         14,115        15,340         20,758
                                                ======        ======         ======        ======         ======

Net income                                       1,072         1,490            945         1,037            694
                                                 =====         =====            ===         =====            ===

Net income per share (basic and diluted)           .04           .06            .04           .04            .03
                                                   ===           ===            ===           ===            ===

Working capital                                 15,398        15,046         12,772        13,452         14,219
                                                ======        ======         ======        ======         ======

Cash provided by operating activities            3,044         6,149          4,993         6,737         11,181
                                                 =====         =====          =====         =====         ======

Property and equipment (net)                    16,482        21,741         26,725        23,019         28,623
                                                ======        ======         ======        ======         ======

Total assets                                    37,498        43,976         44,234        39,779         46,230
                                                ======        ======         ======        ======         ======

Long-term liabilities                            3,982         5,190          6,910         6,512          7,738
                                                 =====         =====          =====         =====          =====

Minority interests                              12,701        14,696         15,318        13,123         16,147
                                                ======        ======         ======        ======         ======

Stockholders' equity:
  Capital                                      43,426        43,838          43,838         43,782        43,659
  Accumulated deficit                         (15,843)      (16,914)        (18,405)       (19,350)      (20,387)
  Accumulated other comprehensive loss        (10,410)       (7,827)         (5,699)        (7,013)       (3,729)
                                              --------     ---------       ---------      ---------     ---------
  Total stockholders' equity                   17,173        19,097          19,734         17,419        19,543
                                               ======        ======         ======          ======         ======

Exchange rate A.$=U.S. at end of period            .51           .60            .67           .62            .75
                                                   ===           ===            ===           ====           ===

Common stock outstanding shares                 24,698        25,108         25,108        24,982         24,851
                                                ======        ======         ======        ======         ======

Book value per share                               .70           .76            .79           .70            .78
                                                   ===           ===            ===           ===            ===

Quoted market value per share                     1.07          1.28           2.50          2.28           2.38
                                                  ====          ====           ====          ====           ====

Operating Data

Annual production (Net of royalties)
  Gas (bcf)                                        5.6           6.0            5.9           5.8            5.7
                                                   ===           ===            ===           ===            ===

  Oil (bbls)(In thousands)(net of royalties)       148           172            205           248            307
                                                   ===           ===            ===           ===            ===
Standard measure of discounted future cash
  flow  relating  to  proved  oil  and gas
  reserves.(approximately 49% attributable to
  minority interests)                           33,000        44,000         53,000        48,000         68,000
                                                ======        ======         ======        ======         ======

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations.
         --------------------------

(1)      Liquidity and Capital Resources
         -------------------------------

Consolidated
------------

         At June 30, 2001, the Company on a consolidated basis had approximately $14.6 million of cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period         $13,891,000
         Cash provided by operations                                3,044,000
         Dividends to MPAL minority shareholders                     (593,000)
         Net additions to property and equipment                   (2,346,000)
         Effect of exchange rate changes                           (2,044,000)
         Marketable securities which matured                        1,251,000
         Repurchases of common stock                                 (411,000)
                                                                  ------------
         Cash and cash equivalents at end of period               $12,792,000
                                                                  ===========

As to MPC (unconsolidated)
--------------------------

         At June 30, 2001, MPC, on an unconsolidated basis, had working capital of approximately $2.4 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2001, MPC purchased 74,000 shares of MPAL's stock at a cost of approximately $79,000.

         During fiscal 2001, MPC received a dividend from MPAL of $621,000 which was added to MPC's working capital.

          On December 8, 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At June 30, 2001, MPC had purchased 410,000 of its shares at a cost of approximately $411,000.

As to MPAL
----------

         At June 30, 2001, MPAL had working capital of approximately $13 million. MPAL has budgeted approximately $4.5 million for specific exploration projects in the fiscal year 2002 as compared to the $2.3 million expended during fiscal 2001. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2006. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

Fiscal Year     Required Expenditures   Contingent Expenditures         Total
-----------     ---------------------   -----------------------         -----
    2002                $2,971,000              $  -                $  2,971,000
    2003                 2,175,000                8,431,000           10,606,000
    2004                 1,145,000                2,666,000            3,811,000
    2005                   924,000                5,566,000            6,490,000
    2006                         -                1,100,000            1,100,000
                        ----------                ---------            ---------
   Total                $7,215,000              $17,763,000          $24,978,000
                        ==========              ===========          ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents, cash flow from Australian operations and any balance remaining from its available A.$10 million bank line of credit. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners is unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.


(2)      Results of Operations
         ---------------------

2001 vs. 2000
-------------

         The components of consolidated net income for the fiscal years 2001 and 2000 were as follows:
                                                 Year ended June 30,
                                                 -------------------
                                              2001                  2000
                                              ----                  ----
MPC unconsolidated pretax loss             $   (220,599)         $   (709,939)
MPC income tax expense                         (108,888)             (113,989)
Share of MPAL pretax income                   1,897,096             2,347,857
Share of MPAL income taxes                     (495,845)              (33,525)
                                            ------------          ------------
Consolidated net income                     $ 1,071,764           $ 1,490,404
                                            ===========           ===========

Net income per share (basic and diluted)      $.04                  $.06
                                              ====                  ====

                                    Revenues
                                    --------

          Oil sales in 2001 remained essentially the same as 2000. Oil sales in Australia in 2001 amounted to $4,639,000 as compared to $4,637,000 in 2000 because of a 40% increase in oil prices which was partially offset by a 14% decrease in the number of units produced and the 14% Australian foreign exchange decrease discussed below. Oil unit sales (before deducting royalties) in barrels
(bbls) and the average price per barrel sold during the periods indicated were as follows:

                               Fiscal 2001 Sales           Fiscal 2000 Sales
                               -----------------           -----------------
                                     Average Price                 Average Price
                           Bbls         per bbl          Bbls         per bbl
                           ----         -------          ----         -------

  Australia - Mereenie   170,037       A.$54.64         198,272       A.$39.14

          Gas sales decreased 19% in fiscal 2001. Gas sales decreased from $10,510,000 in 2000 to $8,537,000 in 2001 primarily because of the 10% decrease in the volume of gas sold and the 14% Australian foreign exchange decrease discussed below which was partially offset by a 1% increase in the average price of gas sold. The decrease in the volume of gas sold is primarily the result of a customer discontinuing its operations. Gas sales in 2001 include $392,000 of gas sales from the Kotaneelee field for the production period January 19, 2001 through April 30, 2001. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold in Australia during the periods indicated were as follows:

                               Fiscal 2001 Sales           Fiscal 2000 Sales
                               -----------------           -----------------
                                       Average Price              Average Price
                              Bcf        per mcf           bcf       per mcf
                              ---        -------           ---       -------
  Australia:                             (A.$)                          (A.$)
  Palm Valley
    Alice Springs contract   0.970        3.12                0.922       2.97
    Darwin contract          2.251        2.07                2.216       2.02
  Mereenie
    Darwin contract          3.025        2.56                2.497       2.33
    Other                    0.461        3.29                1.817       3.13
                             -----                            -----
            Total            6.707                            7.452
                             =====                            =====

         Other production income decreased 30% to $833,000 in 2001 from $1,184,000 in 2000. Other production income includes royalties and MPAL's share of gas pipeline tariffs. In addition, MPAL, as a Palm Valley producer, had been receiving an additional share of revenues from the Mereenie field which ended in August 2000.

         Interest income in 2001 increased 9%. Interest income in 2001 amounted to $891,000 as compared to $817,000 in 2000. Although more funds were available for investment and interest rates were higher, the increase was partially offset by the 14% decrease in the Australian foreign exchange rate discussed below.

                               Costs and Expenses
                               ------------------

         Production costs decreased 22% in 2001 to $3,492,000 from $4,492,000 in 2000 primarily because of the 14% decrease in the Australian foreign exchange rate discussed below. The decrease in costs also relates primarily to the Mereenie field where substantial remedial work was performed in 2000.

         Exploratory and dry hole costs totaled $1,624,000 during 2001 compared to $2,089,000 in 2000. The 2001 costs relate primarily to the work being performed on MPAL's offshore Australian properties. The cost ($336,000) of the Ealing-1 exploration well in New Zealand, which was a dry hole, is also included in 2001. The 2000 costs also relate primarily to the work being performed on MPAL's offshore Western Australian properties. The costs (in thousands) for MPC and MPAL were as follows:


                                                 2001                                    2000
                                                 ----                                    ----
Location                              MPAL           MPC          Total        MPAL           MPC        Total
--------                              ----           ---          -----        ----           ---        -----
United States/Belize                  $    2           -           $    2      $   32      $  124         $   156
Australia/New Zealand                  1,622           -            1,622       1,933           -           1,933
                                     -------     -------          -------      ------  ----------         -------
                                      $1,624           -           $1,624      $1,965      $  124          $2,089
                                      ======     =======           ======      ======      ======          ======

         Salaries and employee benefits decreased 5% to $1,694,000 in 2001 from $1,780,000 in 2000 primarily because of the 14% Australian foreign exchange decrease discussed below.

          Depreciation, depletion and amortization decreased 5% in 2001 to $3,474,000 from $3,670,000 in 2000. The decrease in depreciation, depletion and amortization is primarily the result of the 14% Australian foreign exchange decrease discussed below. The decrease was partially offset by a 25% net decrease in reserves used to calculate the 2001 depletion rate. As of June 30, 2001, the remaining estimated proved reserves at Palm Valley were reduced by approximately 46% to reflect the inability of the field to deliver the amount of gas that has been contracted. In addition, the estimated capital costs for additional drilling and capital improvements at the Mereenie field also increased approximately 40% from $6.8 million to $9.4 million. The amount of depletion per unit of production is expected to remain at the 2001 level in future years.
         Auditing, accounting and legal expenses decreased 22% from $323,000 in 2000 to $252,000 in 2001 primarily because of the 14% Australian foreign exchange rate decrease discussed below.

         Shareholder communications costs decreased 10% to $172,000 in 2001 compared to $191,000 in 2000 primarily because of the 14% Australian foreign exchange rate decrease discussed below.

         Other administrative expenses decreased 1% from $721,000 in 2000 to $717,000 in 2001 primarily because of the 14% Australian foreign exchange rate decrease discussed below. The decrease was offset by a reduction in the amount of overhead that MPAL, as operator, was able to charge its partners during 2001.

                                  Income Taxes
                                  ------------

         Income tax expense increased from $180,000 in 2000 to $1,075,000 in 2001. The effective income tax rate for 2001 was 32% compared to 5% in 2000. The components of income tax expense (benefit) in thousands were as follows:
                                                    2001              2000
                                                    ----              ----
Pretax consolidated income                            $ 3,476        $ 3,879
   MPC's losses not recognized                            221            710
   Permanent differences                                 (471)        (1,534)
                                                     ---------      ---------
Book taxable income                                   $ 3,226        $ 3,055
                                                     ========       ========

Australian tax rate                                      34%              36%
                                                         ===              ===

Australian income tax provision                       $ 1,097       $  1,100
Tax (benefit) attributable to reconciliation of
  year end deferred tax liability                        (131)        (1,034)
                                                      --------       --------
MPAL Australian tax                                       966             66
MPC Income tax                                            109            114
                                                      -------        -------
Consolidated income tax provision                     $ 1,075       $    180
                                                      =======       ========

         MPC's 2001 income tax represents the 25% Canadian withholding tax on its Kotaneelee net proceeds. MPC's 2000 income tax represents the 15% Australian withholding tax on the dividend it received from MPAL. The 2000 income tax provision also reflects the effect of permanent tax benefits ($552,000). In addition, Australia enacted corporate tax rate reductions for 2001 (36% to 34%) and for 2002 (34% to 30%) which reduced the provision by $131,000 in 2001 and $656,000 in 2000. The utilization of prior year losses ($378,000) not previously taken into account also reduced the provision.

                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar decreased to $.5104 at June 30, 2001 compared to $.5968 at June 30, 2000. This resulted in a $2,817,000 charge to accumulated translation adjustments for fiscal 2001. The 14% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at June 30, 2001 from the June 30, 2000 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 2001 was $.5379, which is a 14% decrease compared to the $.6289 rate for the comparable 2000 period.

2000 vs. 1999
-------------

         The components of consolidated net income for the fiscal years 2000 and 1999 were as follows:
                                                 Year ended June 30,
                                                 -------------------
                                                2000                  1999
                                             -----------          -----------
MPC unconsolidated pretax loss              $  (709,939)           $ (688,814)
MPC income tax expense                         (113,989)             (105,370)
Share of MPAL pretax income                   2,347,857             1,659,185
Share of MPAL income (taxes) benefit            (33,525)               80,211
                                            -----------            ----------
Consolidated net income                     $ 1,490,404            $  945,212
                                            ===========            ==========

Net income per share (basic and diluted)      $.06                  $.04
                                              ====                  ====

                                    Revenues
                                    --------

          Oil sales increased 80% in fiscal 2000. Oil sales in Australia increased in 2000 to $4,637,000 from $2,573,000 in 1999 because of a 94%
increase in oil prices which was partially offset by a 16% decrease in the number of units produced. Oil unit sales (before deducting royalties) in barrels
(bbls) and the average price per barrel sold during the periods indicated were as follows:


                                          Fiscal 2000 Sales                     Fiscal 1999 Sales
                                          -----------------                     -----------------
                                                       Average Price                         Average Price
                                        Bbls              per bbl             Bbls              per bbl
                                        ----              -------             ----              -------

  Australia - Mereenie                 198,272            A.$39.14         235,808               A.$20.20

 Gas sales in Australia increased 9% in fiscal 2000. Gas sales increased from $9,640,000 in 1999 to $10,510,000 in 2000 because of the 4% increase in the volume of gas sold and an 8% increase in prices. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:


                                                Fiscal 2000 Sales                    Fiscal 1999 Sales
                                                -----------------                    -----------------
                                                          Average Price                      Average Price
                                       Bcf                   per mcf        bcf                 per mcf
                                       ---                   -------        ---                 -------
  Australia:                                                 (A.$)                               (A.$)
  Palm Valley
    Alice Springs contract             0.922                  2.97           1.232                2.95
    Darwin contract                    2.216                  2.02           2.507                2.02
  Mereenie
    Darwin contract                    2.497                  2.33           2.289                2.08
    Other                              1.817                  3.13           1.138                2.77
                                       -----                                 -----
            Total                      7.452                                 7.166
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

                               Costs and Expenses
                               ------------------

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


                                             2000                                    1999
                                             ----                                    ----
Location                        MPAL          MPC         Total         MPAL          MPC         Total
--------                        ----          ---         -----         ----          ---         -----
United States/Belize          $   32      $  124        $   156      $   361     $   50         $   411
Australia                      1,933           -          1,933        1,648          -           1,648
                              ------  ----------        -------      -------  ---------         -------
                              $1,965      $  124         $2,089       $2,009     $   50          $2,059
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

                                  Income Taxes
                                  ------------

         Income tax expense increased from a credit of $52,000 in 1999 to an expense of $180,000 in 2000. The effective income tax rate for 2000 was 5% compared to (2%) in 1999. The components of income tax expense (benefit) between MPC and MPAL were as follows:
                                                2000               1999
MPC                                           $114,000           $105,000
MPAL                                            66,000           (157,000)
                                              --------           ---------
Consolidated income tax (benefit)             $180,000           $(52,000)
                                              ========           =========

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
-------- ---------------------------------------------------------

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk, as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2001, the carrying value of such investments was approximately $14.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation as of June 30, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


                              /s/ Ernst & Young LLP


Stamford, Connecticut
September 14, 2001

                                           MAGELLAN PETROLEUM CORPORATION
                                             CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                                            --------
                                                                                  2001                    2000
                                                                                  ----                    ----
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents                                                     $12,792,191             $13,890,834
  Accounts receivable                                                             4,580,809               4,011,475
  Marketable securities                                                             846,063               1,581,730
  Inventories                                                                       537,138                 289,743
  Other assets                                                                      283,372                 265,462
                                                                                -----------             -----------
          Total current assets                                                   19,039,573              20,039,244
                                                                                -----------             -----------

Marketable securities                                                               961,514               1,476,449

Property and equipment:
  Oil and gas properties (successful efforts method)                             37,723,278              42,766,638
  Land, buildings and equipment                                                   1,590,322               1,763,272
  Field equipment                                                                 1,054,060               1,236,097
                                                                                -----------             -----------
                                                                                 40,367,660              45,766,007
  Less accumulated depletion, depreciation and amortization                     (23,885,240)            (24,025,493)
                                                                                ------------            ------------
           Net property and equipment                                            16,482,420              21,740,514
                                                                                -----------             -----------

  Other assets                                                                    1,014,578                 719,510
                                                                                -----------             -----------
  Total assets                                                                  $37,498,085             $43,975,717
                                                                                ===========             ===========
                    LIABILITIES, MINORITY INTERESTS
                    -------------------------------
                       AND STOCKHOLDERS' EQUITY
                       ------------------------
Current liabilities:
  Accounts payable                                                             $  1,907,672            $  3,024,604
  Accrued liabilities                                                               741,972                 751,399
  Income taxes payable                                                              991,571               1,216,995
                                                                               ------------            ------------
          Total current liabilities                                               3,641,215               4,992,998
                                                                               ------------            ------------

Long term liabilities:
  Deferred income taxes                                                           3,029,180               4,255,096
  Reserve for future site restoration costs                                         953,210                 934,790
                                                                               ------------            ------------
          Total long term liabilities                                             3,982,390               5,189,886
                                                                               ------------            ------------

Minority interests                                                               12,701,000              14,696,267

Commitments (Note 2)                                                                      -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 and 50,000,000 shares
    Outstanding 24,698,226 and 25,108,226 shares                                    246,982                 251,082
  Capital in excess of par value                                                 43,179,475              43,586,606
                                                                                -----------             -----------
  Total capital                                                                  43,426,457              43,837,688
  Accumulated deficit                                                           (15,842,656)            (16,914,420)
  Accumulated other comprehensive loss                                          (10,410,321)             (7,826,702)
                                                                                ------------            ------------
Total Stockholders' equity                                                       17,173,480              19,096,566
                                                                                -----------             -----------
Total liabilities, minority interests and stockholders' equity                  $37,498,085             $43,975,717
                                                                                ===========             ===========

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Years ended June 30,
                                                                ---------------------------------------------
                                                                  2001               2000                1999

Revenues:
  Oil sales                                                     $ 4,638,782        $ 4,636,595        $ 2,572,966
  Gas sales                                                       8,537,064         10,509,600          9,639,657
  Other production related revenues                                 832,516          1,183,570          1,185,020
  Interest income                                                   891,489            817,066            717,118
                                                                 ----------         ----------         ----------
                                                                 14,899,851         17,146,831         14,114,761
                                                                 ----------         ----------         ----------
Costs and expenses:
  Production costs                                                3,492,045          4,492,443          4,372,253
  Exploratory and dry hole costs                                  1,623,914          2,088,871          2,058,977
  Salaries and employee benefits                                  1,693,998          1,780,076          1,297,036
  Depletion, depreciation and amortization                        3,473,758          3,670,417          2,356,582
  Auditing, accounting and legal services                           251,567            323,353            509,891
  Shareholder communications                                        171,710            191,057            184,721
  Other administrative expenses                                     716,777            721,255            764,503
                                                                 ----------         ----------         ----------
                                                                 11,423,769         13,267,472         11,543,963
                                                                 ----------         ----------         ----------

Income before income taxes and minority interests                 3,476,082          3,879,359          2,570,798
Income tax provision (benefit)                                    1,075,091            179,520            (52,211)
                                                                 ----------         ----------         -----------

Income before minority interests                                  2,400,991          3,699,839          2,623,009
Minority interests                                                1,329,227          2,209,435          1,677,797
                                                                -----------        -----------        -----------
Net income                                                      $ 1,071,764        $ 1,490,404        $   945,212
                                                                ===========        ===========        ===========

Average number of shares:
  Basic                                                          24,979,572         25,108,226         25,040,300
                                                                 ==========         ==========         ==========
  Diluted                                                        24,979,572         25,227,519         25,040,300
                                                                 ==========         ==========         ==========

Per share, based on average number of shares
  outstanding during the period:
Net income (basic and diluted)                                    $.04               $.06                $.04
                                                                  ====               ====                ====

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Three years ended June 30, 2001


                                                                                    Accumulated                         Total
                                                   Capital in                          other                        comprehensive
                        Number         Common       excess of      Accumulated     comprehensive                       income
                       of shares       stock        par value        deficit           Loss            Total           (loss)
                      ----------        -------     ----------      ------------     -----------     ----------      -----------
July 1, 1998          24,982,495       $249,825    $43,532,238     $(19,350,036)    $(7,012,939)    $17,419,088
Net income                     -              -              -          945,212               -         945,212      $  945,212
Foreign currency
  translation
  adjustments                  -              -              -                -       1,313,871       1,313,871       1,313,871
                                                                                                                      ---------

Total
  comprehensive
  income                       -              -              -                -               -               -      $2,259,083
                                                                                                                     ==========
Exercise of stock
  options                125,731          1,257         54,368                -               -          55,625
                      ----------        -------     ----------      ------------     -----------     ----------

June 30, 1999         25,108,226        251,082     43,586,606      (18,404,824)     (5,699,068)     19,733,796
                      ----------        -------     ----------      ------------     -----------     ----------
Net income                     -              -              -        1,490,404               -       1,490,404      $1,490,404
Foreign currency
  translation
  adjustments                  -              -              -                -      (2,127,634)     (2,127,634)     (2,127,634)
                                                                                                                     -----------
  Total
  comprehensive
  loss                         -              -              -                -               -               -      $ (637,230)
                      ----------        -------     ----------      ------------     -----------     ----------      ===========
June 30, 2000         25,108,226        251,082     43,586,606      (16,914,420)     (7,826,702)     19,096,566
                      ----------        -------     ----------      ------------     -----------     ----------
Net income                     -              -              -        1,071,764               -       1,071,764      $1,071,764
Foreign currency
  translation
  adjustments                  -              -              -                -      (2,816,765)     (2,816,765)     (2,816,765)
Unrealized gain on
  available-for-sale
  securities                   -              -              -                -         233,146         233,146         233,146
                                                                                                                      ---------
Total
  comprehensive
  loss                         -              -              -                -               -                -     $(1,511,855)
                                                                                                                    ============
Repurchases of
  common stock          (410,000)        (4,100)      (407,131)               -               -        (411,231)
                      -----------    -----------   ------------    -------------   ------------     ------------
                                                                              -               -
June 30, 2001         24,698,226     $  246,982   $ 43,179,475     $(15,842,656)   $(10,410,321)    $17,173,480
                      ==========     ==========   ============     =============   =============    ===========


                          See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Years ended June 30,
                                                                           --------------------
                                                                 2001              2000               1999
                                                                 ----              ----               ----
Operating Activities:
  Net income                                                 $ 1,071,764       $ 1,490,404         $  945,212
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Exploratory and dry hole costs                                    -            70,634            420,748
     Depletion, depreciation and amortization                  3,473,758         3,670,417          2,356,582
     Deferred income taxes                                      (609,897)       (1,805,306)           206,141
     Minority interests                                        1,329,227         2,209,435          1,677,797
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                       (1,153,637)       (1,888,247)            24,676
    Other assets                                                (182,457)           87,695           (330,742)
    Inventories                                                 (307,681)          (33,385)            14,367
    Accounts payable and accrued liabilities                    (660,252)        1,250,716           (442,159)
    Income taxes payable                                         (72,437)        1,096,845            120,150
Reserve for future site restoration costs                        156,069                 -                  -
                                                              ----------        ----------         ----------
Net cash provided by operating activities                      3,044,457         6,149,208          4,992,772
                                                              ----------        ----------         ----------

Investing Activities:
  Additions to property and equipment                         (2,345,577)       (2,512,483)        (4,679,109)
  Marketable securities matured (purchased)                    1,250,602          (955,751)           364,957
  Repurchases of common stock                                   (411,231)                -                  -
                                                              -----------       -----------        -----------
Net cash used in investing activities                         (1,506,206)       (3,468,234)        (4,314,152)
                                                              -----------       -----------        -----------

Financing Activities:
  Dividends to MPAL minority shareholders                       (593,034)         (730,709)          (686,567)
  Exercise of stock options                                            -                 -             55,625
                                                              -----------       ------------       -----------
Net cash used in financing activities                           (593,034)         (730,709)          (630,942)
                                                              -----------       -----------        -----------
Effect of exchange rate changes on cash
  and cash equivalents                                        (2,043,860)       (1,440,130)           896,724
                                                              -----------       -----------        ----------
Net increase (decrease) in cash and cash
equivalents                                                    1,098,643           510,135            944,402
Cash and cash equivalents at beginning of year                13,890,834        13,380,699         12,436,297
                                                              ----------        ----------         ----------
Cash and cash equivalents at end of year                     $12,792,191       $13,890,834        $13,380,699
                                                             ===========       ===========        ===========


                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001


1.       Summary of significant accounting policies
         ------------------------------------------

         Principles of consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation (MPC) and its majority owned subsidiary, Magellan Petroleum Australia Limited (MPAL), hereafter referred to collectively as the Company. At June 30, 2001 and 2000, MPC owned a 51.3% and 51.2% interest in MPAL, respectively. During fiscal 2001, MPC increased its interest in MPAL by purchasing an additional 74,000 MPAL shares for approximately $79,000. All intercompany transactions have been eliminated.

         Revenue Recognition
         -------------------

         The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered.

         Oil and Gas Properties
         ----------------------

         Oil and gas properties are located in Australia, New Zealand, Canada, the United Kingdom and the United Stated. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units of production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. This method requires an impairment provision or noncash charge against earnings for any period in which their carrying value exceeds the standardized measure of undiscounted future net cash flows from proved oil and gas reserves based on prices received for oil and gas production as of the end of that period or a subsequent date prior to publication of financial results for the period.

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

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Land, buildings and equipment and field equipment
         -------------------------------------------------

         Land, buildings and equipment and field equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over their estimated useful lives. The estimated useful lives are: buildings - 40 years, equipment and field equipment - 3 to 15 years.

         Inventories
         -----------

         Inventories consist of crude oil in various stages of transit to the point of sale and are valued at the lower of cost (determined on an average cost basis) or market.

         Foreign currency translations
         -----------------------------

         The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity and comprehensive income (loss), whereas gain or loss on foreign currency transactions, which is usually immaterial, is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using a quarterly weighted average exchange rate for the period. At June 30, 2001 and 2000, the Australian dollar was equivalent to U.S.$.51 and $.60, respectively. The annual average exchange rate used to translate MPAL's operations in Australia for the fiscal years 2001, 2000 and 1999 was $.53, $.63 and $.63, respectively.

1.       Summary of significant accounting policies (Cont'd)
         ---------------------------------------------------

         Accounting for income taxes
         ---------------------------

          The Company follows FASB Statement 109, the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          Cash and cash equivalents
          -------------------------

          The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:
                                                      June 30,
                                                      --------
                                                2001                 2000
                                                ----                 ----
        Cash                                 $   17,269          $   140,732
        U.S. marketable securities              842,172                    -

        Australian money market accounts     11,932,750           13,750,102
          and short-term commercial paper   -----------          -----------
                                            $12,792,191          $13,890,834
                                            ===========          ===========

          Marketable securities
          ---------------------

         At June 30, 2001 and 2000, MPC had the following marketable securities which are expected to be held until maturity:

                                                                                        Amortized
        June 30, 2001                                Par value      Maturity Date         Cost           Fair value
        -------------                                ---------      -------------         ----           ----------
        Short-term securities
        ---------------------
        Federal Home Loan Bank Note                   $  350,000       Jul. 9, 2001      $  343,327       $  343,697
        State of Connecticut Bond                        500,000       Dec.15, 2001         502,736          507,475
                                                     -----------                        -----------     ------------
                                                      $  850,000                         $  846,063       $  851,172
                                                      ==========                         ==========       ==========

        Long-term securities
        State of Connecticut Bond                     $  550,000      Jan. 15, 2003      $  553,374        $ 558,707
        State of Connecticut Bond                        400,000        Jul.1, 2003         408,140          408,784
                                                     -----------                        -----------     ------------
        Total long-term                               $  950,000                         $  961,514        $ 967,491
                                                      ==========                         ==========       ==========

       1.       Summary of significant accounting policies (Cont'd)
                ---------------------------------------------------

       Marketable securities (Cont'd)
       ------------------------------

                                                                                            Amortized
       June 30, 2000                                     Par value       Maturity Date        Cost          Fair value
       -------------                                     ---------       -------------        ----          ----------
       Short-term securities
       ---------------------
       Federal National Mortgage Association             $   164,000       Jul. 7, 2000     $   160,139      $   163,512
       Federal National Mortgage Association                 200,000       Aug. 2, 2000         196,296          198,818
       Federal National Mortgage Association                 300,000       Sep. 5, 2000         294,317          296,371
       Federal National Mortgage Association                 200,000       Oct. 6, 2000         195,978          196,450
       Federal National Mortgage Association                 400,000      Feb. 16, 2001         400,000          396,148
       New Britain Connecticut Bond                          335,000        May 1, 2001         335,000          330,407
                                                         -----------                        -----------     ------------
       Total short-term                                  $ 1,599,000                        $ 1,581,730      $ 1,581,706
                                                         ===========                        ===========      ===========

       Long-term securities
       State of Connecticut Bond                          $  550,000      Jan. 15, 2003      $  555,558       $  532,285
       State of Connecticut Bond                             400,000        Jul.1, 2003         412,210          388,528
       State of Connecticut Bond                             500,000       Dec.15, 2001         508,681          500,450
                                                          ----------                         ----------       ----------
       Total long-term                                    $1,450,000                         $1,476,449       $1,421,263
                                                          ==========                         ==========       ==========


         Unrealized Gain on Available-for-Sale Securities
         ------------------------------------------------

         During August 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc) which is listed on the London Stock Exchange. At June 30, 2001, MPC owned approximately 3.3% of Sefton Resources, Inc. with a fair market value of $326,480 and a cost of $93,334 which is included in other assets. The $233,146 has been recorded as unrealized gain on available-for-sale securities. The shares of Sefton Resources, Inc. are restricted and cannot be sold before December 2001.

         Earnings per share
         ------------------

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which was computed using the treasury stock method. The Company's basic and diluted calculations of EPS are the same in 2001 and 1999 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of the outstanding stock options exceeded the average market price of the common stock during the years 2001 and 1999.

1.       Summary of significant accounting policies (Cont'd)
         ---------------------------------------------------

         Financial instruments
         ---------------------

          The carrying value for cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

         Segment Disclosure
         ------------------

         FASB Statement No. 131 requires the disclosure of certain financial data based on an entity's operating segments. The Company's two operating segments are MPC and MPAL. Condensed financial statements of these segments are included in Notes 3 and 4 and additional segment data are included in Note 11.

         Comprehensive Income (loss)
         ---------------------------

         Total comprehensive income (loss) during the three years ended June 30, 2001 was as follows:

                                          2001                2000                1999           Accumulated
                                          ----                ----                ----           -----------
Net income                             $ 1,071,764       $ 1,490,404            $   945,212     $         -
Foreign currency translation
   adjustments                          (2,816,765)       (2,127,634)              1,313,871     (10,643,467)
Unrealized gain on
   available-for-sale securities           233,146                 -                       -         233,146
                                       -----------       -----------            -----------     -------------
Total comprehensive income (loss)      $(1,511,855)      $  (637,230)           $ 2,259,083     $ (10,410,321)
                                       ============      ============           ===========     ==============

          Reclassifications
          -----------------

          Certain amounts in the prior year balance sheet have been reclassified to conform to the presentation in the current period.

2.        Oil and gas properties
          ----------------------

          (a)     Australia

Mereenie
--------

         MPAL (35%) and Santos (65%) the operator (the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of the Mereenie field proved developed oil reserves was approximately 522,000 barrels at June 30, 2001.

 .

         During 2001, MPAL's share of oil sales was 170,000 barrels and 3.5 billion cubic feet (bcf) of gas sold which is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water Authority (PAWA) and Gasgo Pty. Ltd., a company PAWA wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts" below.

Palm Valley
-----------

         MPAL has a 50.8% interest in and is the operator of the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns a 48% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts" below. During fiscal 2001, MPAL's share of gas sales was 3.2 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.2548%. As of June 30, 2001, the remaining estimated proved reserves at Palm Valley were reduced by approximately 46% to reflect the inability of the field to deliver the amount of gas that has been contracted. Under the terms of the sales contract, PAWA is obligated to pay for the capital costs of maintaining production levels to meet the annual contract volumes. For more than four years, PAWA has been on notice that additional drilling would be necessary to meet the contract supply requirements. PAWA still has the matter under consideration.

Gas Supply Contracts
--------------------

The following is a summary of MPAL's interest in the Palm Valley and the Mereenie gas supply contracts in billion cubic feet:

                                       Maximum contract            Percentage of
                                  (balance/after royalties)      contract completed    Contract Period
   Palm Valley:
     Alice Springs (1981)                      1.53                         90                1983-2003
     Darwin (1985)                            21.54                         63                1987-2009
                                              -----
                                              23.07
   Mereenie:
     Darwin (1985)                             7.06                         59                1987-2009
     Darwin (1999)                            17.64                         12                1999-2009
     Darwin (2001)                             3.51                          4                2001-2008
     Other                                      .87                          -                 Various
                                              -----
                                              29.08
                                              -----
   Total                                      52.15
                                              =====


         Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         At June 30, 2001, MPAL had accrued $953,000 for future site restoration costs for the Mereenie, Palm Valley and Dingo fields. The balance of the estimated liability was $2,539,000 at June 30, 2001 which will be accrued over the remaining life of the related reserves based on units of production.

Dingo Gas Field
---------------

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

Browse Basin
------------

         During the fiscal year 1999, MPAL and its partners were granted exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. MPAL's share (17.5%) of the remaining work obligations for the three permits total $5,503,000 at June 30, 2001 and are as follows:
$1,947,000 for the year 2002, $1,286,000 for 2003, $2,216,000 for 2004 and
$54,000 for 2005. A well is scheduled to be drilled in permits WA-281-P and WA283-P during the last quarter of the calendar year 2001.

         During fiscal year 2000, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin. During fiscal 2001, MPAL applied for a permit over area WA-311-P which is adjacent to WA-288-P and the permit was granted on September 3, 2001. MPAL's share (100%) of the work obligations of the three permits total $9,553,000 and are as follows: $469,000 for fiscal year 2002, $3,623,000 for the 2003, $307,000 for 2004, $5,103,000 for 2005 and
$51,000 for 2006. The expenditures for the year 2002 are obligatory and discretionary for the years 2003-2006.

         -------------------------------

Carnarvon Basin
---------------

         During fiscal year 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. MPAL's share (100%) of the remaining work obligations of the permit total $3,717,000 at June 30, 2001 and are as follows: $26,000 for the fiscal year 2002, $3,573,000 for 2003, $92,000 for 2004 and $26,000 for 2005. The expenditures for the years 2002-2003 are obligatory and are discretionary for the years 2004-2005.

Maryborough Basin
-----------------

         MPAL holds a 98% interest in exploration permit ATP 613P, in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has an application pending for permit ATP674P which is adjacent to ATP613P. MPAL is seeking partners to drill a well to test the gas potential of the block in exchange for an interest in the permit. MPAL's share of work obligations total $1378,000 for both permits and are as follows: $357,000 for the fiscal year 2002, $434,000 for 2003, $102,000 for 2004, $102,000 for 2005 and $383,000 for 2006.

Cooper Basin
------------

         During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks in South Australia's Cooper Basin. The formal grant of the permits is pending. MPAL's share of the work obligations will total $2,629,000 and are as follows: $918,000 for the fiscal year 2003, $561,000 for 2004, $409,000 for 2005, $332,000 for 2006 and
$409,000 for 2007.

         During fiscal year 2001, MPAL (50%) and its partner Beach Petroleum NL were also successful in bidding for two additional exploration blocks in the Cooper Basin. The formal grant of the permits is pending. MPAL's share of the work obligations will total $1,775,000 and are as follows: $523,000 for the fiscal year 2003, $39,000 for 2004, $511,000 for 2005, $166,000 for 2006 and
$536,000 for 2007.

Rowley Basin
------------

         During fiscal year 2001, MPAL acquired a 37.5% working interest in each of exploration permits WA-306-P and WA-307-P in the Rowley Sub-basin of the offshore Canning Basin adjacent to the Browse Basin. Antrim Energy, a Canadian company, is the operator of the joint venture. MPAL's share of the work obligations will total

         -------------------------------

$1,455,000 and are as follows: $843,000 for the fiscal year 2002, $230,000 for 2003, and $382,000 for 2004.

         (b)      New Zealand
                  -----------

         During fiscal year 2001, MPAL earned a 7.5% interest in permit PEP 38256 in the Canterbury Basin of New Zealand by funding part of the cost of drilling the Ealing-1 exploration well which was plugged and abandoned. The cost of approximately $336,000 is included in exploratory and dry hole costs. MPAL's share of the work obligations will total $2,000 through fiscal year 2003.

         (c)      United Kingdom
                  --------------

         During fiscal year 2001, MPAL acquired a 30% interest in two licenses in southern England. The two licenses; PEDL 098 in the Isle of Wight and PEDL 099 in the Portsdown area of Hampshire, were each granted for a period of six years. MPAL's share of the work obligations will total $595,000 and are as follows: $13,000 for the fiscal year 2002, $17,000 for 2003, $10,000 for 2004,
$4,000 for 2005 and $551,000 for 2006.

          (d)     Canada
                  ------

         MPC has a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991 with two producing wells. For financial statement purposes in fiscal 1987 and 1988, MPC wrote down its costs relating to the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Since October 1989, the field has been the subject of litigation, because the carried interest owners (including MPC) believe the working interest parties had not adequately pursued the attainment of contracts for the sale of Kotaneelee gas. A decision in the litigation was rendered on September 14, 2001. The decision of the trial court was generally favorable to the Company. However, the issue of court costs has not yet been decided and any of the parties has the right to appeal the decision. Therefore, the final outcome remains uncertain.

         On January 19, 2001, the Company's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, the Company began accruing its share of Kotaneelee net proceeds as income. The amount due of $441,000 from the working interest partners is included in accounts receivable. These funds are currently being held in escrow pending the completion of a

         -------------------------------


surety being given to the working interest partners. However, the court's decision should eliminate the need for any surety.



         Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC through April 30, 2001 production (including interest) was approximately $1.3 million. The disputed amount, which have not been included in income, represent gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue.


          (e)     United States
                  -------------

Baca County, Colorado
---------------------

         MPAL holds leases in Baca County, Colorado, in which an exploration company plans to fund and drill two wells beginning September 2001. MPAL will retain an 18 3/4% interest in the leases, unless it elects to participate in the completion of the wells for production, in which case it would retain a 25% interest.

Stephens County, Texas
----------------------

         During fiscal 1999, MPC participated (20%) in the drilling of the Puckett No. 1 well. During late June 1999, MPC also participated (21.4%) in the drilling of the Smith No. 1 well. During the fiscal year 2000, the $119,000 cost of both wells was written off because the project was deemed to be uneconomic.

          (f)     Belize
                  ------

Southern Offshore Block PSA
---------------------------

         During July 2000, MPC (3%) and MPAL (20%) withdrew from the joint venture which was formed to explore the Southern Offshore Blocks in Belize, Central America. Most of the costs related to this project had been written off in prior years except for $33,000 written off in fiscal 2000.

         -------------------------------

         (g)      Exploratory and dry hole costs

         The 2001 costs relate primarily to the work being performed on MPAL's offshore Australian properties. The cost ($336,000) of the Ealing-1 exploration well in New Zealand, which was a dry hole, is also included in 2001. The 2000 costs also relate primarily to the work being performed on MPAL's offshore Western Australian properties. The costs in 1999 related primarily to the Springbok-1 well offshore Western Australia which was plugged and abandoned and the Belize project which was written off. The costs (in thousands) for MPC and MPAL by location were as follows:

2001                         MPC                   MPAL                   Total
---------------------        ---                   ----                   -----
U.S. / Belize                $ -                $     2                $     2
Australia/New Zealand          -                  1,622                  1,622
                             ---                  -----                  -----
Total                        $ -                $ 1,624                $ 1,624
                             ===                =======                =======
2000
---------------------
U.S. / Belize               $ 124               $    32                 $   156
Australia                       -                 1,933                   1,933
                            -----                 -----                   -----
Total                       $ 124               $ 1,965                 $ 2,089
                            =====               =======                 =======
1999
---------------------
U.S. / Belize               $  50               $   361                  $  411
Australia                       -                 1,648                   1,648
                            -----                  ----                   -----
Total                       $  50               $ 2,009                  $2,059
                           ======                  ====                  ======

Commitments
-----------

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures in thousands for the five year period ending June 30, 2006. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

 Fiscal Year       Required Expenditures    Contingent Expenditures    Total
     2002                  $2,971                   $     -           $ 2,971
     2003                   2,175                     8,431            10,606
     2004                   1,145                     2,666             3,811
     2005                     924                     5,566             6,490
     2006                       -                     1,100             1,100
                          -------                  --------          --------
    Total                  $7,215                   $17,763           $24,978
                           ======                   =======           =======

         MPAL expects to fund its exploration costs through its cash and cash equivalents, cash flow from Australian operations and any balance remaining from its available A.$10 million bank line of credit. MPAL also expects that it will find partners to share the above exploration costs. If MPAL's efforts to find partners is unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

3.       MPC condensed financial statements
         ----------------------------------

          The following are unconsolidated condensed balance sheets and statements of income and cash flows of MPC (in thousands).

                         Magellan Petroleum Corporation
                            Condensed Balance Sheets

                                                      June 30,
                                                      --------
                                              2001                2000
                                              ----                ----
Assets
Current assets                                  $ 2,485            $  2,044
Other assets                                      1,276               1,476
Oil and gas properties - net                          -                 100
Investment in MPAL                               13,536              15,495
                                               --------            --------
Total assets                                    $17,297             $19,115
                                                =======             =======

Liabilities And Stockholders' Equity
Current liabilities                             $   124             $    18
                                                -------             -------
Stockholders' equity:
  Capital                                        43,426              43,838
  Accumulated deficit                           (15,843)            (16,914)
  Accumulated other comprehensive loss          (10,410)             (7,827)
                                               ---------          ----------
    Total stockholders' equity                   17,173              19,097
                                               --------            --------
Total liabilities and stockholders' equity      $17,297             $19,115
                                                =======             =======

                         Magellan Petroleum Corporation
                         Condensed Statements Of Income

                                       Years ended June 30,
                                       --------------------
                               2001                 2000                 1999
                               ----                 ----                 ----

Revenues                     $    564             $    220             $    190
Costs and expenses                785                  930                 (879)
                               ------               ------               -------
Loss before income taxes         (221)                (710)                (689)
Income tax provision              109                  114                  105
                               ------               ------               ------
Loss before equity in MPAL       (330)                (824)                (794)
Equity in MPAL net income       1,402                2,314                1,739
                              -------              -------              -------
Net income                    $ 1,072              $ 1,490              $   945
                              =======              =======              =======

         -------------------------------------------

                         Magellan Petroleum Corporation
                       Condensed Statements Of Cash Flows

                                                                                 Years ended June 30,
                                                                                 --------------------
                                                                        2001              2000             1999
                                                                        ----              ----             ----
Operating Activities:
  Net income                                                             $ 1,072           $ 1,490           $   945
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Abandonments                                                               -                71                47
    Equity in MPAL net income                                             (1,402)           (2,314)           (1,739)
  Change in operating assets and liabilities:
    Accounts receivable and other assets                                    (366)               (6)              (37)
    Accounts payable and accrued liabilities                                 106               (52)              (27)
                                                                         --------          --------          --------
Net cash used in operating activities                                       (590)             (811)             (811)
                                                                         --------          --------          --------

Investing Activities:
  Additions to property and equipment                                          7                 -               (92)
  Marketable securities (purchased) sold                                   1,250              (956)              365
  Purchase of MPAL shares                                                    (79)             (110)             (112)
  Repurchases of common stock                                               (411)                -                 -
                                                                         --------          --------          --------
Net cash provided by (used in) investing activities
                                                                            (767)           (1,066)              161
                                                                         --------          --------          --------
Financing Activities:
  Dividends from MPAL                                                        621               760               705
  Exercise of stock options                                                    -                 -                56
                                                                         --------          --------          --------
Net cash provided by financing activities                                    621               760               761
                                                                         --------          --------          --------

Net increase (decrease) in cash and
cash equivalents:                                                            798            (1,117)              111
Cash and cash equivalents at beginning of year                                82             1,199             1,088
                                                                        ---------          --------          --------
Cash and cash equivalents at end of year                                $    880           $    82            $1,199
                                                                        =========          ========          ========

4.       MPAL transactions and condensed financial statements
         ----------------------------------------------------

         The following are the condensed consolidated balance sheets and consolidated statements of income of MPAL (in thousands). At June 30, 2001, Santos Ltd. held 18.2% of MPAL and Origin Energy Limited held 17.1% with the balance of 13.4% held by approximately 1,900 shareholders in Australia.

4.       MPAL transactions and condensed financial statements (Cont'd)
         -------------------------------------------------------------

         The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of MPAL's subsidiaries.

                      Magellan Petroleum Australia Limited
                      Condensed Consolidated Balance Sheets

                                                       June 30,
                                                       --------
                                              2001                   2000
                                              ----                   ----
Assets

Current assets                                $16,566                $17,995
Other assets                                      688                    720
Oil and gas properties - net                   15,485                 20,510
Land, building and equipment - net                757                    928
                                              -------                -------
Total assets                                  $33,496                $40,153
                                              =======                =======

Liabilities And Stockholders' Equity

Current liabilities                          $  3,517               $  4,975
                                             --------               --------

Long term liabilities                           4,077                  5,285
                                             --------               --------

Stockholders' equity:
  Capital                                      34,408                 34,408
  Retained earnings                            11,440                  9,923
  Accumulated other comprehensive loss        (19,946)               (14,438)
                                             ---------              ---------
                                               25,902                 29,893
                                             --------               --------
Total liabilities and stockholders' equity    $33,496                $40,153
                                              =======                =======

4.       MPAL transactions and condensed financial statements (Cont'd)
         -------------------------------------------------------------


                      Magellan Petroleum Australia Limited
                   Condensed Consolidated Statements of Income

                                            Years ended June 30,
                                            --------------------
                                     2001           2000            1999
                                     ----           ----            ----
Revenues                            $14,336         $16,927        $13,925
Costs and expenses                   10,639          12,337         10,666
                                    -------        --------       --------
Income before income taxes            3,697           4,590          3,259
Income tax provision (benefit)          966              66           (158)
                                   ---------       --------       --------
Net income                          $ 2,731         $ 4,524        $ 3,417
                                   ========        ========       ========


                      Magellan and Minority Equity in MPAL

Magellan equity interest in MPAL:
  Magellan equity in net income               $  1,402    $  2,314    $  1,739
                                              ========    ========    ========

Minority equity interest in MPAL:
  Minority interest in net income             $  1,329    $  2,210    $  1,678

Other comprehensive income (loss)               (2,682)     (2,023)      1,203
Other                                              (49)        (77)          -
Dividends paid                                    (593)       (731)       (687)
                                              ---------  ----------   ---------

Total minority interest increase (decrease)   $ (1,995)  $    (621)   $  2,194
                                              =========  ==========   ========

5.       Capital and stock options
         -------------------------

         MPC's certificate of incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

          On December 8, 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At June 30, 2001, MPC had purchased 410,000 of its shares at a cost of approximately $411,000.

          ----------------------------------

          On October 5, 1989, MPC adopted a Stock Option Plan covering one million shares of its common stock. The plan provided for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. On December 3, 1997, the Board of Directors approved a new stock option plan for an additional one million shares with similar terms.

          At June 30, 2001, 784,333 of the stock options outstanding were vested and exercisable. During fiscal 1999, options to purchase 50,000 shares were repriced from $2.75 to $1.57, the fair market value on the date of repricing. In addition, options to purchase 175,000 shares of common stock were exercised in a cashless exchange which resulted in the issuance of 75,731 shares during fiscal 1999. During fiscal 2000, options to purchase 235,000 shares were granted with 1/3rd of the shares being vested at the end of each year after the grant. Following is a summary of option transactions for the three years ended June 30, 2001:

                        Expiration       Number of
  Options outstanding      Dates          shares         Exercise Prices ($)
  -------------------      -----         ---------       -------------------
  June 30, 1998                           275,000            .8125 - 2.75
    Granted              Oct. 2003        146,000                1.57
    Exercised                            (225,000)              .8125
                                         ---------
  June 30, 1999                           196,000                1.57
    Granted              Feb. 2005        745,000                1.28
                                          -------
  June 30, 2000                           941,000             1.28-1.57
    Expired                              (20,000)                1.57
                                         --------
  June 30, 2001                           921,000      ($1.34 weighted average)
                                          =======

                 Summary of Options Outstanding at June 30, 2001
                 -----------------------------------------------

  Granted 1997           Sep. 2001         50,000                1.57
  Granted 1999           Oct. 2003        126,000                1.57
  Granted 2000           Feb. 2005        745,000                1.28
                                          -------
  Total                                   921,000
                                          =======

Options reserved for future grants        255,000
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

         ----------------------------------

the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 2001.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 2001 and 2000 valuation model were: risk free interest rate - 6.65%, expected life - 5 years, expected volatility - .419, expected dividend - 0. The assumptions used in the 1999 valuation model were: risk free interest rate - 4.45%, expected life - 5 years, expected volatility - 1.0, expected dividend -0. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is generally expensed in the year of grant since most of the options are vested and immediately exercisable. The Company's pro forma information follows:

                                                    Amount            Per Share
                                                    ------            ---------
Net income as reported - June 30, 1999            $ 945,000            $  .04
Stock option expense                               (200,000)             (.01)
                                                  ----------           -------
Pro forma net income - June 30, 1999              $ 745,000            $  .03
                                                  =========            ======

Net income as reported - June 30, 2000           $1,490,000            $  .06
Stock option expense                               (336,000)             (.01)
                                                 ----------           -------
Pro forma net income - June 30, 2000             $1,154,000            $  .05
                                                 ==========            ======

Net income as reported - June 30, 2001           $1,072,000            $  .04
Stock option expense                                (69,000)                -
                                                 -----------           -------
Pro forma net income - June 30, 2001             $1,003,000            $  .04
                                                 ===========           =======

6.       Income taxes
         ------------

(a)      Components of pretax income (loss) by geographic area (in thousands)
         --------------------------------------------------------------------
         are as follows:
         ---------------

                                          Years ended June 30,
                                          --------------------
                              2001               2000                1999
                              ----               ----                ----
       United States           $(247)             $(686)             $(743)
       Foreign                  3,723              4,565              3,314
                               ------             ------             ------
       Total                   $3,476             $3,879             $2,571
                               ======             ======             ======

(b)      Reconciliation of the provision for income taxes (in thousands)
         ---------------------------------------------------------------
         computed at the Australian statutory rate to the reported provision for
         -----------------------------------------------------------------------
         income taxes is as follows:
         ---------------------------

                                                                 Years ended June 30,
                                                                 --------------------
                                                        2001            2000             1999
                                                        ----            ----             ----

       Pretax consolidated income                        $3,476          $3,879           $2,571
       MPC's losses not recognized                          221             710              689
       Permanent differences                               (471)         (1,534)          (1,256)
                                                          ------        --------         --------
       Book taxable income - Australia                   $3,226          $3,055           $2,004
                                                         ======          ======           ======

       Australian tax rate                                 34 %            36 %              36 %
                                                           ====            ====              ====

       Australian income tax                            $ 1,097         $ 1,100          $   722
       Tax (benefit) attributable to reconciliation of
         year end deferred tax liability                   (131)         (1,034)            (879)
                                                         ------          -------           ------
       MPAL Australian tax (benefit)                        966              66             (157)
       MPC income tax                                       109             114              105
                                                         ------         -------           -------
       Consolidated income tax (benefit)                $ 1,075         $   180          $   (52)
                                                        =======         =======          ========

       Current income tax provision                     $ 1,682         $ 1,343         $    225
       Deferred income tax (benefit)                       (607)         (1,163)            (277)
                                                        --------       ---------        ---------
       Consolidated income tax provision (benefit)      $ 1,075         $   180         $    (52)
                                                        =======        ========         =========

       Effective tax rate                                 32 %               5 %            (2 %)
                                                          ====               ===            =====

         The amounts of $3,029,000 and $4,255,000 in deferred income tax liability at June 30, 2001 and June 30, 2000, respectively, relate primarily to the deduction of acquisition and development costs which are capitalized for financial statement purposes. The 2001 credit of $131,000 represents the tax benefit of the reduction in the Australian income tax rate. The 2000 credit of $1,034,000 represents the tax benefit of $378,000 of prior years' losses previously not taken into account and the tax benefit of $656,000 from the reduction in the Australian income tax rate. The 1999 credit of $879,000 represent the tax benefit of prior years' losses previously not taken into account.

         ---------------------

(c)      United States
---      -------------

         At June 30, 2001, the Company had approximately $15,184,000 and $2,604,000 of net operating loss carry forwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between the years 2002 and 2021. Of this amount, MPC has federal loss carry forwards that expire as follows: $912,000 in 2002, $209,000 in 2003, $915,000 in 2004,
$570,000 in 2005, $865,000 in 2007, $2,055,000 in 2008 and $408,000 in 2020.
MPAL's U.S. subsidiary has federal loss carry forwards that expire as follows:
$220,000 in 2005, $2,392,000 in 2006, $1,669,000 in 2010, $1,764,000 in 2011,
$2,855,000 in 2012, $229,000 in 2013, $96,000 in 2019 and $25,000 in 2021. The
Company also has approximately $603,000 of foreign tax credit carryovers, which are scheduled to expire periodically between the years 2002 and 2006. MPC's state loss carry forwards expire periodically between the years 2002 and 2006. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carry forwards and other deductible temporary differences. Significant components of the Company's deferred tax assets were as follows:
                                       June 30,                      June 30,
                                         2001                          2000
                                         ----                          ----
Net operating losses                 $3,741,000                    $3,889,000
Foreign tax credits                     603,000                       743,000
Interest                                214,000                       214,000
                                        -------                       -------
Total deferred tax assets             4,558,000                     4,846,000
Valuation allowance                  (4,558,000)                   (4,846,000)
                                     -----------                   -----------
Net deferred tax assets              $        -                    $        -
                                     ===========                   ===========

7.       Bank loan
         ---------

         MPAL has a A.$10 million line of credit with an Australian bank at the bank's prime rate of interest (5.2% at June 30, 2001, and 6.2% at June 30, 2000) plus .5%. The line of credit, which is renewed annually, is unsecured and expires December 31, 2001. In addition, there is an annual fee of A.$30,000 payable with respect to the line of credit. At June 30, 2001 and 2000, the line of credit was not being utilized.

8.       Related party and other transactions
         ------------------------------------

         G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to MPC, was paid $38,900, $138,953 and $235,028 in fees for fiscal years 2001, 2000 and 1999 respectively. James R. Joyce, the President and Chief Financial Officer, is the owner of G&O'D INC. Effective January 1, 2000, Mr. Joyce became a paid officer of MPC and received an annual salary of $150,000 ($155,000 for 2001). Mr. Timothy L. Largay, a director of the Company is a member of the law firm of Murtha Cullina LLP, which firm was paid fees of $33,054, $29,943 and $44,860 for fiscal years 2001, 2000 and 1999 respectively. In addition, Mr. Benjamin W. Heath, a director until December 2000, has overriding royalty interests which were granted between 1957 and 1968 on certain of the Company's oil and gas properties prior to any discoveries. The following gross royalty amounts represent payments by all of the owners of the fields, not just the Company's share. The payments to Mr. Heath with respect to these royalties in fiscal 2000 were $47,270 and $44,469 in fiscal 1999.


9.       Leases
         ------

         At June 30, 2001, future minimum rental payments applicable to MPAL's noncancelable operating (office) lease were as follows:


                                Fiscal Year            Amount
                                -----------            ------
                                   2002              $ 84,000
                                   2003                99,000
                                   2004               104,000
                                                     --------
                                   Total             $287,000
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

         The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                              June 30,
                                                       2001           2000
Change in Benefit Obligation
Benefit obligation at beginning of year              $2,281,366     $2,834,084
  Service cost                                          156,846        194,154
  Interest cost                                         114,610        125,634
  Actuarial gains and losses                             79,053        285,652
  Benefits paid                                          (4,977)      (784,168)
  Taxes on contributions                                (25,474)       (33,506)
  Expenses                                              (43,263)       (40,303)
  Foreign currency effect                              (330,277)      (300,181)
                                                     -----------  -------------
Benefit obligation at end of year                    $2,227,884     $2,281,366
                                                     ==========     ==========

Change in Plan Assets
Fair value of plan assets at beginning of year       $2,812,230     $3,498,661
  Actual return on plan assets                          118,536        371,209
  Contributions by employer                             163,387        170,907
  Benefits paid                                          (4,977)      (784,164)
  Foreign currency effect                              (407,132)      (370,570)
  Other (expenses)                                      (68,737)       (73,809)
                                                   -------------  -------------
Fair value of plan assets at end of year             $2,613,307     $2,812,230
                                                     ==========     ==========

Reconciliation of Funded Status
Funded Status                                       $   385,422    $   530,864
  Unamortized transition asset                          (68,115)      (106,195)
  Unamortized loss                                      370,791        294,842
                                                   ------------   ------------
Prepaid benefit costs                               $   688,098    $   719,511
                                                    ===========    ===========

         ---------------------

         The net pension expense for the MPAL pension plan was as follows:

                                                    Years ended June 30,
                                                    --------------------
                                             2001        2000          1999
                                             ----        ----          ----
Service cost                               $156,846    $194,154     $207,386
Interest cost                               114,610     125,634      137,739
Actual return on plan assets               (158,893)   (167,133)    (209,038)
Net amortization and deferred items         (22,705)    (26,549)     (29,694)
                                          ---------    --------     --------
Net pension cost                           $ 89,858    $126,106     $106,393
                                          =========    ========     ========

Plan contributions by MPAL                 $172,000    $180,000     $220,000
                                           ========    ========     ========

         Significant assumptions used in determining pension cost and the related obligations were as follows:

                                                    2001      2000       1999
                                                    ----      ----       ----
Assumed discount rate                                5.5%      6.0%      6.0%
Rate of increase in future compensation levels       4.0%      4.5%      4.5%
Expected long term rate of return on plan assets     6.0%      6.5%      6.0%
Australian exchange rate                             $.51      $.60       $.67

11.       Segment information
          -------------------

         The Company has two reportable segments, MPC and its majority owned subsidiary, MPAL. Although each company is in the same business, MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC.

         Segment information (in thousands) for the Company's two operating segments is as follows:
                                                        Years ended June 30,
                                                        --------------------
                                            2001             2000         1999
                                            ----             ----         ----
Revenues:
  MPC                                     $ 1,185         $   980       $   895
  MPAL                                     14,336          16,927        13,925
  Elimination of intersegment dividend       (621)           (760)         (705)
                                         ---------     -----------   -----------
  Total consolidated revenues             $14,900         $17,147       $14,115
                                          =======         =======       =======

          ----------------------------

                                                            Years ended June 30,
                                                            --------------------
                                                2001             2000          1999
                                                ----             ----          ----
Interest income:
  MPC                                          $      171      $      174     $      183
  MPAL                                                720             643            534
                                              -----------     -----------    -----------
  Total consolidated                           $      891      $      817     $      717
                                               ==========      ==========     ==========

Net income (loss):
  MPC                                          $      291      $      (64)    $      (89)
  MPAL                                              1,402           2,314          1,739
  Elimination of intersegment dividend               (621)           (760)          (705)
                                              ------------    ------------   ------------
  Consolidated net income                      $    1,072      $    1,490     $      945
                                               ==========      ==========     ==========

Assets:
  MPC                                            $ 17,297        $ 19,115       $ 19,804
  MPAL                                             33,496          40,153         41,130
  Equity elimination                              (13,295)        (15,292)       (15,788)
                                                ----------      ----------     ----------
  Total consolidated assets                      $ 37,498        $ 43,976       $ 45,146
                                                 ========        ========       ========

Other significant items:
  Depletion, depreciation and amortization:
    MPC                                          $      -        $      -       $      -
    MPAL                                            3,474           3,670          2,357
                                                ---------       ---------      ---------
    Total consolidated                           $  3,474        $  3,670       $  2,357
                                                 ========        ========       ========

  Exploratory and dry hole costs:
    MPC                                          $      -        $    124       $     50
    MPAL                                            1,624           1,965          2,009
                                                ---------       ---------      ---------
    Total consolidated                           $  1,624        $  2,089       $  2,059
                                                 ========        ========       ========

  Income tax expense (benefit):
    MPC                                          $    109       $     114      $     105
    MPAL                                              966              66           (157)
                                                ---------      ----------    ------------
    Total consolidated                           $  1,075       $     180      $     (52)
                                                 ========       =========      ==========

12.       Geographic information
---       ----------------------

         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                            Years ended June 30,
                                                           --------------------
                                                2001                2000               1999
                                                ----                ----               ----
Revenue:
  Australia                                    $14,336            $16,927             $13,924
  United States                                    172                177                 191
  Canada                                           392                 43                   -
                                              --------            -------            --------
                                               $14,900            $17,147             $14,115
                                               =======            =======             =======
Operating income (loss):
  Australia/New Zealand                       $  3,029           $  4,038            $  3,144
  Belize                                            (7)               (80)               (351)
  United States                                    365                 94                 (46)
                                              --------           --------            ---------
                                                 3,387              4,052               2,747
  Corporate overhead and interest,
    net of other income (expense)                   89               (173)               (176)
                                              --------          ---------            --------
  Consolidated operating income before
    income taxes and minority interests       $  3,476           $  3,879            $  2,571
                                              ========           ========            ========

Net income (loss):
  Australia                                   $  1,419           $  2,332            $  1,945
  Belize                                            (4)               (42)               (178)
  United States                                   (343)              (800)               (822)
                                              --------           --------           ---------
                                              $  1,072           $  1,490            $    945
                                              ========           ========           =========
Identifiable assets:
  Australia                                    $33,498            $40,152             $41,130
  United States                                      -                100                 169
                                               -------           --------             -------
                                                33,498             40,252              41,299
  Corporate assets                               4,000              3,724               3,847
                                               -------            -------             -------
                                               $37,498            $43,976             $45,146
                                               =======            =======             =======

          Substantially all of MPAL's gas sales were to the Power and Water Authority (PAWA) of the Northern Territory of Australia (NTA). Most of MPAL's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide.

13.       Other financial information
          ---------------------------

                                                                              Years ended June 30,
                                                                              --------------------
                                                                 2001                2000                1999
                                                                 ----                ----                ----
Costs and expenses - Other

  Consultants                                                  $     84,569        $     91,524         $   160,684
  Directors' fees and expense                                       166,862             210,449             200,373
  Insurance                                                         163,666             166,004             189,765
  Interest expense                                                   16,531              19,093              19,259
  Rent                                                              183,780             193,098             167,947
  Taxes                                                             174,333             195,305             158,925
  Travel                                                            129,118              97,110             145,046
  Other (net of overhead reimbursements)                           (202,082)           (251,328)           (277,496)
                                                               -------------       -------------       -------------
                                                                $   716,777         $   721,255         $   764,503
                                                                ===========         ===========         ===========

Royalty payments                                                $ 1,326,455         $ 1,508,146         $ 1,224,149
                                                                 ==========          ==========          ==========

Interest payments                                                $   16,531         $    19,093         $     19,259
                                                                 ==========          ==========          ===========

Income tax payments                                              $1,752,371         $   239,750         $   105,370
                                                                 ==========         ===========          ===========


14.       Selected quarterly financial data (unaudited)
          ---------------------------------------------

          The following is a summary (in thousands) except for per share amounts of the quarterly results of operations for the years ended June 30, 2001 and 2000: See Management's Discussion and Analysis of Financial Condition and Results of Operations.

2001                                                   QTR 1              QTR 2              QTR 3             QTR 4
----                                                   -----              -----              -----             -----
                                                        ($)                ($)                ($)               ($)
Total revenues                                         3,868             3,823              3,529              3,680
Costs and expenses                                    (2,460)           (3,574)            (2,092)            (3,298)
Income tax (provision) benefit                          (478)             (114)              (489)                 6
Minority interests                                      (538)             (157)              (527)              (107)
                                                       ------            ------           -------           --------
Net income (loss)                                        392               (22)               421                281
                                                       =====             ======           =======           ========
Per share (basic & diluted)                              .01                 -                .02                .01
                                                         ===                ==                ===                ===
Average number of shares outstanding                  25,108            25,091             24,967             24,772
                                                      ======            ======             ======             ======


2000                                                 QTR 1              QTR 2              QTR 3             QTR 4
----
                                                        ($)                ($)                ($)               ($)
Total revenues                                         3,630             4,622              4,282              4,614
Costs and expenses                                    (2,931)           (4,209)            (2,700)            (3,428)
Income tax (provision) benefit                          (228)              531               (491)                 8
Minority interests                                      (328)             (615)              (594)              (673)
                                                      -------            ------             ------             ------
Net income (loss)                                        143               329                497                521
                                                      ======             =====             ======             ======
Per share (basic & diluted)                              .01               .01                .02                .02
                                                         ===               ===                ===                ===
Average number of shares outstanding                  25,209            25,209             25,209             25,209
                                                      ======            ======             ======             ======

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (unaudited)

                                  June 30, 2001

          The consolidated data presented herein include estimates which should not be construed as being exact and verifiable quantities. The reserves may or may not be recovered, and if recovered, the cash flows there from, and the costs related thereto, could be more or less than the amounts used in estimating future net cash flows. Moreover, estimates of proved reserves may increase or decrease as a result of future operations and economic conditions, and any production from these properties may commence earlier or later than anticipated.

Estimated net quantities of proved developed and proved oil and gas reserves:
-----------------------------------------------------------------------------

                                                     Natural Gas                     Oil
                                                     -----------                     ---
                                                        (Bcf)                     (1,000 Bbls)
                                                   --------------------           ------------
Proved Reserves:                                  Australia        Canada           Australia
----------------                                  ---------        ------           ---------
                                                     (*)            (**)

June 30, 1998                                      85.167              -              915
Revision of previous estimates                       .011              -               20
Extensions and discoveries                          1.258              -                -
Production                                         (5.898)             -             (205)
                                                   -------                           -----
June 30, 1999                                      80.538              -              730
Revision of previous estimates                     (3.902)             -              (62)
Extensions and discoveries                              -              -                -
Production                                         (6.047)             -             (172)
                                                   -------                           -----
June 30, 2000                                      70.589              -              496
Revision of previous estimates                    (16.788)          .724              175
Extensions and discoveries                          3.963              -                -
Production                                         (5.595)         (.137)            (148)
                                                   -------         ------            -----
June 30, 2001                                      52.169           .587              523
                                                   ======          ======           ======

Proved Developed Reserves:

June 30, 1998                                      85.167              -              915
                                                   ======          =====              ===

June 30, 1999                                      80.538              -              730
                                                   ======          =====              ===

June 30, 2000                                      70.589              -              496
                                                   ======          =====              ===

June 30, 2001                                      52.169           .587              496
                                                   ======          =====              ===

-------------------

(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts.
     Approximately 48.7% of reserves are attributable to minority interests at June 30, 2001 (48.8% for 2000 and 49.1% for 1999).
(**) On January 19, 2001, MPC's carried interest account in the Kotaneelee reached undisputed payout status.

Costs of oil and gas activities (in thousands):
-----------------------------------------------

                                     Australia/New Zealand
                                     ---------------------
                       Exploration                            Development
   Fiscal Year              Costs                                  Costs
   -----------              ------                                 -----
      2001                 $  1,622                               $  2,266
      2000                    2,001                                  2,080
      1999                    1,648                                  3,757

                                            Americas
                                            --------
                       Exploration                            Acquisition
   Fiscal Year              Costs                                  Costs
   -----------              ------                                 -----
      2001               $        2                            $         -
      2000                       17                                      -
      1999                       81                                      -

Capitalized costs subject to depletion, depreciation and amortization (DD&A) (in
--------------------------------------------------------------------------------
thousands):
-----------

                                              June 30, 2001
                                              -------------
                                Australia          Americas        Total
                                ---------          --------        -----
Costs subject to DD&A            $40,367           $     -        $40,367
Costs not subject to DD&A              -                 -              -
Less accumulated DD&A            (23,885)                -        (23,885)
                                ---------         --------       ---------
Net capitalized costs            $16,482           $     -        $16,482
                                 =======           =======        =======

                                              June 30, 2000
                                              -------------
                                Australia          Americas        Total
                                ---------          --------        -----
Costs subject to DD&A           $ 45,666          $      -       $ 45,666
Costs not subject to DD&A              -               100            100
Less accumulated DD&A            (24,025)                -        (24,025)
                                ---------         --------       ---------
Net capitalized costs           $ 21,641             $ 100       $ 21,741
                                ========             =====       ========

Discounted future net cash flows:
---------------------------------

         The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2001. For the fiscal years 2000 and 1999, Australia was the only cost center with proved reserves. At June 30, 2001, approximately 48.7% (48.8% for 2000 and 49.1% for 1999) of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                                                        Australia
                                                                                        ---------
                                                                         2001              2000             1999
                                                                         ----              ----             ----
Future cash inflows                                                     $90,984          $120,385          $144,116
Future production costs                                                 (15,339)          (16,696)          (17,917)
Future development costs                                                 (9,421)           (7,896)                -
Future income tax expense                                               (17,740)          (26,482)          (42,288)
                                                                        --------          --------        ----------
Future net cash flows                                                    48,484            69,311            83,911
10% annual discount for estimating timing of cash flows                 (16,837)          (25,261)          (30,590)
                                                                        --------          --------        ----------
Standardized measures of discounted future net cash flows              $ 31,647          $ 44,050          $ 53,321
                                                                       ========          ========          ========

                                                                                         Canada
                                                                                         ------
                                                                         2001              2000             1999
                                                                         ----              ----             ----
Future cash inflows                                                      $1,831            None              None
Future production costs                                                    (444)
Future development costs                                                    (40)
Future income tax expense                                                  (337)
                                                                           -----
Future net cash flows                                                     1,010
10% annual discount for estimating timing of cash flows                    (134)
                                                                           -----
Standardized measures of discounted future net cash flows                 $ 876
                                                                          =====

                                                                                          Total
                                                                                          -----
                                                                         2001               2000              1999
                                                                         ----               ----              ----
Future cash inflows                                                     $92,815          $120,385          $144,116
Future production costs                                                 (15,783)          (16,696)          (17,917)
Future development costs                                                 (9,461)           (7,896)                -
Future income tax expense                                               (18,077)          (26,482)          (42,288)
                                                                        --------          --------        ----------
Future net cash flows                                                    49,494            69,311            83,911
10% annual discount for estimating timing of cash flows                 (16,971)          (25,261)          (30,590)
                                                                        --------          --------        ----------
Standardized measures of discounted future net cash flows              $ 32,523          $ 44,050          $ 53,321
                                                                       ========          ========          ========

         The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

                                                                               2001            2000            1999
                                                                               ----            ----            ----
Net change in prices and production costs                                    $     725         $ 1,123        $    952
Extensions and discoveries                                                       4,895               -           1,123
Revision of previous quantity estimates                                         (9,997)            929             (62)
Changes in estimated future development costs                                   (3,968)         (8,831)              -
Sales and transfers of oil and gas produced                                     (7,254)         (7,990)         (6,033)
Previously estimated development cost incurred during the period                 2,266               -             893
Accretion of discount                                                            4,134           4,372           3,966
Net change in income taxes                                                       3,028           6,344             386
Net change in exchange rate                                                     (5,356)         (5,218)          3,844
                                                                                -------         -------       --------
                                                                              $(11,527)        $(9,271)        $ 5,069
                                                                              =========        ========        =======

Additional information regarding discounted future net cash flows:
------------------------------------------------------------------

Australia

Reserves - Natural Gas
----------------------

         Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which have been limited to the quantities of gas committed to specific contracts.

Reserves and Costs - Oil
------------------------

         At June 30, 2001, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2001. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income taxes
------------

         Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$13,892,000, A.$13,248,000, and A.$13,081,000 in unrecouped capital expenditures at June 30, 2001, 2000 and 1999, respectively. The tax rate in computing Australian future income tax expense was 30% for the fiscal year 2001 and 34% for 2000 and 1999.

Canada
------
         For financial statements purposes in fiscal 1987 and 1988, MPC wrote down its costs relating to the Kotaneelee gas field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. On January 19, 2001, MPC's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, MPC began accruing its share of Kotaneelee net proceeds as income.


Reserves and Costs
------------------

         Future net cash flows from net proved gas reserves in Canada were based on MPC's share of reserves in the Kotaneelee gas field which was prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., Calgary, Canada. The estimates were based on the selling price of gas Can. $4.70 at June 30, 2001 and estimated future production and development costs at June 30, 2001.

Results of Operations
---------------------

          The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2001:

                                                           Americas                    Australia/New Zealand
                                                           --------                    ---------------------

                                                  2001        2000       1999       2001        2000        1999
   Revenues:
     Oil sales                               $      -     $      2  $       7     $4,639       $4,634     $ 2,566
     Gas sales                                    392           43          -      8,144       10,466       9,640
     Other production income                        -            -          -        835        1,225       1,180
                                             --------     --------  ---------     ------       ------     -------
   Total revenues                                 392           45          7     13,618       16,325      13,386
                                             --------     --------  ---------     ------       ------     -------
   Costs:
     Production costs                               2            2         14      3,490        4,490       4,358
     Depletion, exploratory and dry
       hole costs                                   2           88        410      4,973        5,264       3,905
                                                -----       ------   --------      -----        -----     -------
     Total costs                                    4           90        424      8,463        9,754       8,263
                                                -----       ------   --------      -----        -----     -------
   Income (loss) before taxes and
     minority interest                            388          (45)      (417)     5,155        6,571       5,123
     Income tax provision*                       (133)           -          -     (1,753)      (2,365)     (1,844)
                                                 -----      ------   --------     -------      -------    -------
   Income before minority interests               255          (46)      (417)     3,402        4,206       3,279
     Minority interests**                           1           17        177     (1,657)      (2,054)     (1,610)
                                                -----       ------   --------     -------      -------    --------
   Net income (loss) from operations           $  256      $   (62)    $ (240)   $ 1,745      $ 2,154     $ 1,669
                                               ======      ========    =======   =======      =======     =======

   Depletion per unit of production                 -             -         -    A.$5.33      A.$4.27     A.$2.73
                                               ======      ========    =======   =======      =======     =======

         * Income tax provision 34% in 2001,36 % in 2000 and 36% in 1999. **Minority interests 48.7% in 2001, 48.8 % in 2000 and 49.1% in 1999.

Item 9.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure.
         ------------------------------------

         None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2001, to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning the Executive Officers of the Company, see Part I.

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
                           --------------------

                           The financial statements listed below and included
under Item 8 are filed as part of this report.
                                                                        Page
                                                                      reference

Report of Independent Auditors                                           35

Consolidated balance sheets as of June 30, 2001 and 2000                 36

Consolidated statements of income for each of the three years
  in the period ended June 30, 2001                                      37

Consolidated statements of changes in stockholders' equity for each
  of the three years in the period ended June 30, 2001                   38

Consolidated statements of cash flows for each of the three years
  in the period ended June 30, 2001                                      39

Notes to consolidated financial statements                              40-64

Supplementary oil and gas information (unaudited)                       65-69

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

         (b)      Reports on Form 8-K.
                  -------------------

                  On May 24, 2001, the Company filed a Current Report on Form 8-K to report that the Kotaneelee gas field in Canada reached undisputed payout status on January 19, 2001.

         (c)      Exhibits.
                  --------

                  The following exhibits are filed as part of this report:

         Item Number
         -----------

                  2.       Plan of acquisition, reorganization, arrangement,
                           --------------------------------------------------
                           liquidation or succession.
                           --------------------------

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

                  4.       Instruments defining the rights of security holders,
                           -----------------------------------------------------
                           including indentures.
                           ---------------------

                           None.

                  9.       Voting Trust Agreement.
                           ----------------------

                           None.

                  10.      Material contracts.
                           -------------------

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

                           (g)Mereenie Operating Agreement dated April 27, 1984 between Magellan Petroleum (N.T.) Pty., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Oilmin (N.T.) Pty. Ltd., Krewliff Investments Pty. Ltd., Transoil (N.T.) Pty. Ltd. and Farmout Drillers NL and Amendment of October 3, 1984 to the above agreement filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

                           (h) Palm Valley Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., C.D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, IEDC Australia Pty Limited, Amadeus Oil N.L., Southern Alloy Venture Pty. Limited and Gasgo Pty. Limited. Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28, 1985 that the Guarantee is binding. All of the above were filed as Exhibit 10(h) to Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.

                           (i) Mereenie Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Moonie Oil N.L., Petromin No Liability, Transoil No Liability, Farmout Drillers N.L., Gasgo Pty. Limited, The Moonie Oil Company Limited, Magellan Petroleum Australia Limited and Flinders Petroleum N.L. Also included is the Guarantee of the Northern Territory of Australia dated June 28, 1985. All of the above were filed as
                           Exhibit 10(i) to Annual Report on Form 10-K for the year ended June 30, 1999 and are incorporated herein by reference.
 .
                           (j) Agreements dated June 28, 1985 relating to Amadeus Basin -Darwin Pipeline which include Deed of Trust Amadeus Gas Trust, Undertaking by the Northern Territory Electric Commission and Undertaking from the Northern Territory Gas Pty Ltd. filed as Exhibit 10(j) to Annual Report on Form 10-K for the year ended June 30, 1999 is incorporated herein by reference.

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

                           (n)  Employment  Agreement  between  James R. Joyce
                            and Magellan  Petroleum  Corporation  dated
                            January 1, 2000 is filed herein.


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

                    23.    Consent of experts and counsel.
                           ------------------------------

                           1    Consent of Ernst & Young LLP filed herein
                           2    Consent of Paddock Lindstrom & Associates, Ltd.
                                filed herein.


                    24.    Power of attorney.
                           -----------------

                           None.

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

                                                  MAGELLAN PETROLEUM CORPORATION
                                                          (Registrant)

                                        /s/ James R. Joyce
                                        ----------------------------------------
                                        James R. Joyce, President

Dated:  September 21, 2001
        ------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Donald V. Basso                  /s/ James R. Joyce
----------------------------------   -------------------------------------------
Donald V. Basso                      James R. Joyce
Director                             Director, President and Chief Executive
                                     Officer, Chief Financial and Accounting
                                     Officer

Dated:  September 21, 2001           Dated: September 21, 2001
        --------------------------          ------------------


/s/ Hedley Howard                    /s/ Walter McCann
-----------------------------------  -------------------------------------------
Hedley Howard                        Walter McCann
Director                             Director


Dated:  September 21, 2001           Dated: September 21, 2001
        --------------------------          ------------------------------------


/s/ Timothy L. Largay                /s/ Ronald P. Pettirossi
----------------------------------   -------------------------------------------
Timothy L. Largay                    Ronald P. Pettirossi
Director                             Director


Dated:  September 21, 2001           Dated: September 21, 2001
        --------------------------          ------------------------------------

                                INDEX TO EXHIBITS


     10.      (n) Employment Agreement between James R. Joyce and
                  Magellan Petroleum Corporation dated January 1, 2000.


     21.      Subsidiaries of the Registrant.

     23.      1    Consent of Independent Auditors.
              2    Paddock Lindstrom & Associates, Ltd.