Form 10-Q
period 2001-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2001-11-13
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of November 12, 2001 was 24,607,376.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                               September 30, 2001

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                    Page
ITEM 1 Financial Statements

       Consolidated balance sheets at September 30, 2001
       and December 31, 2000                                          3

       Consolidated statements of income for the three months
       ended September 30, 2001 and 2000                              4

       Consolidated statements of cash flows for the three months
       ended September 30, 2001 and 2000                              5

       Notes to consolidated financial statements                     6

ITEM 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                            9

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk     15


                           PART II - OTHER INFORMATION

ITEM 5 Other Information                                             16

ITEM 6 Exhibits and Reports on Form 8-K                              16

       Signatures                                                    17

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
-------           --------------------

                           CONSOLIDATED BALANCE SHEETS

                                                                                Sept 30,                June 30,
                                                                                --------                --------
                                                                                  2001                    2001
                                                                                  ----                    ----
                                ASSETS                                          (Unaudited)              (Note)
                                ------
Current assets:
  Cash and cash equivalents                                                     $13,115,674             $12,792,191
  Accounts receivable                                                             5,234,705               4,580,809
  Marketable securities                                                             501,238                 846,063
  Inventories                                                                       385,815                 537,138
  Other assets                                                                      244,029                 283,372
                                                                               ------------            ------------
          Total current assets                                                   19,481,461              19,039,573
                                                                                -----------             -----------

Marketable securities                                                               959,938                 961,514

Property and equipment (successful efforts method):                              39,080,878              40,367,660
  Less accumulated depletion, depreciation and amortization                     (23,739,558)            (23,885,240)
                                                                                ------------            ------------
Net property and equipment                                                       15,341,320              16,482,420
                                                                                -----------             -----------

Other assets                                                                        933,523               1,014,578
                                                                              -------------           -------------
          Total assets                                                          $36,716,242             $37,498,085
                                                                                ===========             ===========
                    LIABILITIES, MINORITY INTERESTS
                    -------------------------------
                       AND STOCKHOLDERS' EQUITY
                       ------------------------
Current liabilities:
  Accounts payable                                                             $  1,815,711            $  1,907,672
  Accrued liabilities                                                               831,560                 741,972
  Income taxes payable                                                              862,292                 991,571
                                                                                -----------             -----------
          Total current liabilities                                               3,509,563               3,641,215
                                                                                 ----------              ----------

Long term liabilities:
  Deferred income taxes                                                           2,906,289               3,029,180
  Reserve for future site restoration costs                                         955,549                 953,210
                                                                              -------------           -------------
          Total long term liabilities                                             3,861,838               3,982,390
                                                                               ------------            ------------

Minority interests                                                               12,554,928              12,701,000

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 and 200,000,000 shares
    Outstanding 24,607,376 and 24,698,226 shares                                    246,074                 246,982
  Capital in excess of par value                                                 43,085,841              43,179,475
                                                                               ------------            ------------
  Total capital                                                                  43,331,915              43,426,457
  Accumulated deficit                                                           (15,420,060)            (15,842,656)
  Accumulated other comprehensive loss                                          (11,121,942)            (10,410,321)
                                                                             ---------------         ---------------
Total Stockholders' equity                                                       16,789,913              17,173,480
                                                                               ------------            ------------
Total liabilities, minority interests and stockholders' equity                  $36,716,242             $37,498,085
                                                                                ===========             ===========


         Note: The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date.
                            See accompanying notes.


                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
-------      --------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                         Three months ended
                                                                                           September 30,
                                                                                           -------------
                                                                                   2001                      2000
                                                                                   ----                      ----
          Revenues:
            Oil sales                                                          $ 1,017,989               $ 1,188,802
            Gas sales                                                            1,977,392                 2,159,587
            Other production related revenues                                      747,025                   263,506
            Interest income                                                        181,690                   255,830
                                                                              ------------              ------------
            Total Revenues                                                       3,924,096                 3,867,725
                                                                               -----------               -----------
          Costs and expenses:
            Production costs                                                       999,135                   843,701
            Exploration and dry hole costs                                         167,766                   131,985
            Salaries and employee benefits                                         352,821                   442,355
            Depletion, depreciation and amortization                               793,004                   674,359
            Auditing, accounting and legal services                                109,108                   101,836
            Shareholder communications                                              25,696                    28,422
            Other administrative expenses                                          232,268                   237,656
                                                                              ------------              ------------
             Total costs and expenses                                            2,679,798                 2,460,314
                                                                               -----------               -----------
          Income before income taxes and minority interests                      1,244,298                 1,407,411
            Income tax provision                                                  (308,621)                 (478,462)
                                                                             --------------            --------------
          Income before minority interests                                         935,677                   928,949
            Minority interests                                                    (513,081)                 (538,099)
                                                                              -------------             -------------
          Net income                                                           $   422,596               $   390,850
                                                                               ===========               ===========

          Average number of shares:
              Basic                                                             24,658,089                25,108,226
                                                                                ==========                ==========
              Diluted                                                           24,658,089                25,108,226
                                                                                ==========                ==========

          Net income per share (basic and diluted)                                 $.02                      $.02
                                                                                   ====                      ====

                            See accompanying notes.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                                                                Accumulated
                                                Capital in                          Other                         Comprehensive
                       Number        Common      excess of      Accumulated     comprehensive                         income
                      of shares      Stock       par value        deficit           loss             Total            (loss)
                      ---------      -----       ---------        -------      -----------           -----            ------
July 1, 2001          24,698,226       $246,982 $43,179,475     $(15,842,656)   $(10,410,321)     $17,173,480
  Repurchase of
  common stock          (90,850)          (908)    (93,634)               -               -          (94,542)
  Net income                   -              -           -          422,596               -          422,596            422,596
  Foreign currency
  translation
  adjustments                  -              -           -                -        (656,181)        (656,181)          (656,181)
  Unrealized loss on
  available-for-sale
    securities                 -              -           -                -         (55,440)          (55,440)         (55,440)
                    ------------  -------------  ----------   --------------    -------------    --------------    -------------
Comprehensive loss                                                                                                     $(289,025)
                                                                                                                       ==========
September 30, 2001    24,607,376       $246,074 $43,085,841     $(15,420,060)   $(11,121,942)     $16,789,913
                      ==========       ======== ===========     =============   =============     ===========

                             See accompanying notes.


                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                               September 30, 2001


Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three months ended
                                                                                      September 30,
                                                                                      -------------
                                                                              2001                     2000
                                                                              ----                     ----


Operating Activities:
  Net income                                                               $    422,596             $    390,850
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depletion, depreciation and amortization                                   793,004                  674,359
     Restoration costs                                                          175,661                   76,002
     Deferred income tax                                                              -                  478,462
     Minority interests                                                         513,081                  538,099
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                      (1,449,107)                (509,890)
    Other assets                                                                (57,679)                  (9,975)
    Inventories                                                                  67,516                 (199,624)
    Accounts payable and accrued liabilities                                    458,454                 (502,631)
    Income taxes payable                                                         17,260                   67,370
                                                                          -------------            -------------
Net cash provided by operating activities                                       940,786                1,003,022
                                                                           ------------              -----------

Investing Activities:
  Marketable securities matured                                                 346,401                  117,527
  Net additions to property and equipment                                      (398,119)                (700,105)
Repurchases of common stock                                                     (94,542)                       -
                                                                           -------------       -----------------
Net cash used in investing activities                                          (146,260)                (582,578)
                                                                            ------------             ------------

Effect of exchange rate changes on cash
  and cash equivalents                                                         (471,043)              (1,290,504)
                                                                            ------------           --------------
Net increase (decrease) in cash and cash equivalents                            323,483                 (870,060)
Cash and cash equivalents at beginning of year                               12,792,191               13,890,834
                                                                           ------------             ------------
Cash and cash equivalents at end of period                                  $13,115,674              $13,020,774
                                                                            ===========              ===========

                             See accompanying notes.

Item 1.       Notes to Consolidated Financial Statements
-------       ------------------------------------------

Note 1.  Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the Company's 51% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

     Certain   amounts  for  the  2000  period  under  Operating  and  Investing
Activities in the Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2001 period.

Note 2.  Revenue Recognition
         -------------------

         On January 19, 2001, the Company's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, the Company began accruing its share of Kotaneelee net proceeds as income. At September 30, 2001, the amount due of $549,000 from the working interest partners is included in accounts receivable. These funds are currently being held in escrow pending the execution of the trial court's judgment order which was rendered on November 1, 2001.

     Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC through June 30, 2001 production (including interest) was at least $1.4 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, on November 2, 2001, Canada Southern Petroleum Ltd,which holds a 30% (out of the 33 1/3% total) carried interest in the field, announced that it intended to appeal the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.4 million estimated amount due, until the uncertainty is resolved.

Item 1.           Notes to Consolidated Financial Statements- (Cont'd)
-------           ----------------------------------------------------

Note 3.  Capital
         -------

          During December 2000, the Company announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At September 30, 2001, the Company had purchased 500,850 of its shares at a cost of approximately $506,000.


Note 4.  Depletion, depreciation and amortization
         ----------------------------------------

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements. The estimated cost of these proposed expenditures (MPAL share $9 million) has been added to the costs being amortized. In addition, as the field continues to age, the cost of maintaining the field is expected to increase.

Note 5.  Comprehensive loss
         ------------------

         Total comprehensive income (loss) during the three months ended September 30, 2001 and 2000 were as follows:

                                                         Three months ended                Accumulated
                                                           September 30,                  September 30,
                                                           -------------                  -------------
                                                     2001                2000                  2001
                                                     ----                ----                  ----
Net income                                         $ 422,596           $ 390,850
Foreign currency translation  adjustments           (656,181)         (1,741,736)        $(11,299,648)
Unrealized gain (loss) on available
   -for-sale securities                              (55,440)                  -              177,706
                                                   ------------    -----------------    -----------------
Total comprehensive loss                           $(289,025)        $(1,350,886)        $(11,121,942)
                                                   ==========        ============       ===============

Note 6        Pending Adoption of Accounting Standard
              ---------------------------------------

         In June 2001, the Financial Accounting Statements Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses the accounting for obligations arising from the retirement of tangible long-lived assets and expands the scope to include obligations that are identifiable by the entity upon acquisition, construction and during the operating life of a long-lived asset. The statement requires asset retirement obligations (AROs) to be initially measured at fair value at the time the obligation is incurred. SFAS No. 143 is effective for the Company's 2003 fiscal year. The Company is currently assessing SFAS No. 143 and the accounting for future site restoration costs to determine whether there will be any significant effect on earnings or the financial condition of the Company.

Item 1.           Notes to Consolidated Financial Statements- (Cont'd)
-------           ----------------------------------------------------

Note 7.  Investment in MPAL
         ------------------

         During fiscal 2002, MPC has purchased 85,680 shares of MPAL at an approximate cost of $92,000 and increased its ownership in MPAL from 51.3% to 51.5%.

Note 8.  Earnings per share
         ------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three months ended September 30, 2001 and 2000 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of outstanding stock options exceeded the average market price of the common stock during the 2002 and 2001 periods.

Note 9.  Segment Information
         -------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:


                                         Three months ended September 30,
                                         --------------------------------
                                       2001                            2000
                                       ----                            ----
   Revenues:
     MPC                           $      155                      $      44
     MPAL                               3,769                          3,824
                                     ---------                      ----------
     Total consolidated revenues    $   3,924                      $   3,868
                                     =========                      =========

   Net income (loss):
     MPC                           $     (122)                     $    (173)
     MPAL                                 545                            564
                                     -----------                     -----------
     Consolidated net income       $      423                      $     391
                                     ==========                      ==========

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)
-------       ----------------------------------------------------

Note 10. Unrealized Gain on Securities Held for Investment
         -------------------------------------------------

         During August 1999, MPL sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc) which is now listed on the London Stock Exchange. At September 30, 2001, MPC owned approximately 3.3% of Sefton Resources, Inc. with a fair market value of $271,040 and a cost of $93,334. The $177,706 has been recorded as unrealized gain on available sale securities. The shares of Sefton Resources, Inc. are restricted and cannot be sold before December 2001.

Note 11. Change in Estimate
------   ------------------

     During the three months ended September 30, 2001, MPAL recorded an additional amount of pipeline tariff revenue to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.



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

         The Company follows the successful efforts method of accounting for its oil and gas operations; therefore, the results of operations may vary materially from quarter to quarter. An active exploration program may result in greater exploration and dry hole costs. Under this method, the cost of drilling a dry hole is written off immediately. During the quarter ending December 31, 2001, MPAL will participate in the drilling of two wells offshore Western Australia. MPAL's share of the cost of these wells, which is approximately $2 million, will be written off if the wells are unsuccessful in finding oil or gas.

         On January 19, 2001, the Company's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, the Company began accruing its share (2.67%) of Kotaneelee net proceeds as income. At September 30, 2001, the amount due of $549,000 from the working interest partners is included in accounts receivable. These funds are currently being held in escrow pending the execution of the trial court's judgment order that was rendered on November 1, 2001.

     Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC through June 30, 2001 production (including interest) was at least $1.4 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, on November 2, 2001, Canada Southern Petroleum Ltd, which holds a 30%(out of the 33 1/3% total) carried interest in the field, announced that it intended to appeal the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.4 million estimated amount due, until the uncertainty is resolved.

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

            The Company's Annual Report on Form 10-K for the year ended June 30, 2001 should be read for a detailed discussion of the Kotaneelee litigation.

     In June 2001, the Financial Accounting Statements Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses the accounting for obligations arising from the retirement of tangible long-lived assets and expands the scope to include obligations that are identifiable by the entity upon acquisition, construction and during the operating life of a long-lived asset. The statement requires asset retirement obligations (AROs) to be initially measured at fair value at the time the obligation is incurred. SFAS No. 143 is effective for the Company's 2003 fiscal year. The Company is currently assessing SFAS No. 143 and the accounting for future site restoration costs to determine whether there will be any significant effect on earnings or the financial condition of the Company.


Liquidity and Capital Resources
-------------------------------

Consolidated
------------

         At September 30,2001, the Company on a consolidated basis had approximately $14.6 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the three month period ended September 30, 2001 is as follows:

         Cash and cash equivalents at beginning of period       $12,792,000
         Cash provided by operations                                941,000
         Marketable securities that matured                         347,000
         Net additions to property and equipment                   (398,000)
         Repurchases of common stock                                (95,000)
         Effect of exchange rate changes                           (471,000)
                                                                 -----------
         Cash and cash equivalents at end of period             $13,116,000
                                                                 ===========

As to MPC
---------

         At September 30, 2001, MPC, on an unconsolidated basis, had working capital of approximately $2 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2002, MPC purchased 85,680 shares of MPAL's stock at a cost of approximately $92,000 and increased its ownership in MPAL from 51.3% to 51.5%.

         During November 2001, MPC expects to receive a dividend from MPAL of approximately $620,000, which will be added to MPC's working capital.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

          During December 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At September 30, 2001, MPC had purchased 500,850 of its shares at a cost of approximately $506,000.

As to MPAL
----------

         At September 30, 2001, MPAL had working capital of approximately $13.9 million. MPAL has budgeted approximately $4.5 million for specific exploration projects in the fiscal year 2002 as compared to the $2.3 million expended during fiscal 2001. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2006. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, the drilling results and MPAL's financial position.

                         Required              Contingent
  Fiscal Year           Expenditures           Expenditure            Total
--------------          ------------           -----------         -----------
     2002                 $2,971,000   $                 -       $  2,971,000
     2003                  2,175,000             8,431,000         10,606,000
     2004                  1,145,000             2,666,000          3,811,000
     2005                    924,000             5,566,000          6,490,000
     2006                          -             1,100,000          1,100,000
                        ------------             ---------          ---------
    Total                 $7,215,000           $17,763,000        $24,978,000
                          ==========           ===========        ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents, cash flow from Australian operations and any balance remaining from its available A.$10 million bank line of credit. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the contemplated exploration program for some of its properties.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Results of Operations
         ---------------------

Three months ended September 30, 2001 vs. September 30, 2000
------------------------------------------------------------

         The components of consolidated net income for the comparable periods were as follows:

                                                   Three months ended
                                                      September 30,
                                                      -------------
                                                 2001              2000
                                                 ----              ----
MPC unconsolidated pretax (loss)               $  (91,234)        $ (172,796)
MPC income tax expense                            (31,040)                 -
Share of MPAL pretax income                       687,831            808,424
Share of MPAL income tax provision               (142,961)          (244,778)
                                              ------------       ------------
Consolidated net income                         $ 422,596         $  390,850
                                                =========         ==========

Net income per share (basic and diluted)           $.02              $.02
                                                   ====              ====

                                    Revenues
                                    --------

          Oil sales decreased 14% in the current quarter to $1,018,000 from $1,189,000 in 2000 because of a 16% decrease in oil prices and the 11% Australian foreign exchange rate decrease discussed below which was partially offset by a 12% increase in the number of units sold. Oil unit sales are expected to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                       Three months ended September 30,
                                                       --------------------------------
                                           2001 Sales                                     2000 Sales
                                           ----------                                     ----------
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                43,842               A.$48.27                  39,092              A.$57.69

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Gas sales decreased 8% to $1,977,000 in 2001 from $2,160,000 in 2000 primarily because of the 11% Australian foreign exchange rate decrease discussed below and an 8% decrease in the volume of gas sold, which were partially offset by a 4% increase in the average price of gas sold. Gas sales in 2001 include $124,000 of gas sales from the Kotaneelee field for the production period May - June 2001. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                           Three months ended September 30,
                                                           --------------------------------
                                                 2001 Sales                                 2000 Sales
                                                 ----------                                 ----------
                                         bcf       Average price per mcf            bcf       Average price per mcf
                                         ---       ---------------------            ---       ---------------------
                                                           (A.$)                                      (A.$)
Australia: Palm Valley
  Alice Springs contract                .306                3.22                    .279              3.03
  Darwin contract                       .473                2.10                    .511              2.03
Australia: Mereenie
  Darwin contact                        .698                2.49                    .604              2.28
  Other                                 .082                3.71                    .309              3.17
                                        ----                                        ----
       Total                           1.559                                       1.703
                                       =====                                       =====

         Other production related revenues increased 183% to $747,000 in 2001 from $264,000 in 2000. The primary reason for this increase was that MPAL's share of gas pipeline tariffs increased to $713,000 in 2001 from $241,000 in 2000. During the 2001 period, MPAL recorded an additional amount of pipeline tariff revenue to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.

         Interest income decreased 29% to $182,000 in 2001 from $256,000 in 2000 because of the 11% Australian foreign exchange rate decrease discussed below and lower interest rates.
                               Costs and Expenses
                               ------------------

         Production costs increased 18% in 2001 to $999,000 from $844,000 in 2000 because of the increased costs to operate the Palm Valley and Mereenie fields.

         Exploration and dry hole costs increased 27% to $168,000 in 2001 from $132,000 in 2000. The 2001 and 2000 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties.

          Salaries and employee benefits decreased 20% to $353,000 in 2001 from $442,000 in 2000 primarily because of the 11% decrease in the Australian foreign exchange rate as discussed below.

Item 2.         Management's Discussion and Analysis of Financial Condition and
-------         ---------------------------------------------------------------
                Results of Operations (Cont'd)
                ------------------------------

                  Depletion, depreciation and amortization increased 18% from $674,000 in 2000 to $793,000 in 2001. There was an actual 33 % increase in DD&A that was partially offset by the 11% decrease in the Australian exchange rate discussed below. The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements. The estimated cost of these expenditures increased the amount of depletion by approximately $76,000 in the 2001 period. In addition, there was a 25% net decrease in the reserve base used to calculate the depletion rate during the 2001 period which also increased DD&A expense.

          Auditing, accounting and legal expenses increased 7% from $102,000 in 2000 to $109,000 in 2001 primarily because of an increase in MPAL's legal costs in Australia.

         Shareholder communications decreased 7% from $28,000 in 2000 to $26,000 in 2001.

          Other administrative expenses decreased 2% from $238,000 in 2000 to $232,000 in 2001.

                                  Income Taxes
                                  ------------

          Income tax expense decreased 35% in 2001 to $309,000 from $478,000 in 2000. The components of tax income expense between MPC and MPAL were as follows:

                                               2001                 2000
                                            ----------           -------
Pretax consolidated income                  $    1,244          $    1,407
   MPC's losses not recognized                      91                 173
   Permanent differences                          (410)               (175)
                                           ------------         -----------
Book taxable income                        $        925          $    1,405
                                           ============          ==========

Australian tax rate                                 30%                 34%
                                          =============       =============

Australian income tax                       $       278         $       478
MPC income tax                                       31                   -
                                          -------------      --------------
Consolidated income tax                     $       309         $       478
                                            ===========         ===========

Current income tax provision                $       309         $       478
Deferred income tax provision                         -                   -
                                          -------------      --------------
Consolidated income tax provision           $       309         $       478
                                            ===========         ===========

Effective tax rate                                 25%                 34%
                                                   ===                 ===

Item 2.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations (Cont'd)
               ------------------------------

         MPAL's 2001 income tax represents the 25% Canadian withholding tax on its Kotaneelee carried interest net proceeds. The primary reason for the lower effective tax rate in 2001 is the lower Australian income tax rate of 30% as compared to the 34% rate in the 2000 period. In addition, the 2001 period includes $410,000 in permanent tax differences on certain income as compared to $175,000 in the 2000 period.

                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar decreased to $.4914 at September 30, 2001 compared to a value of $.5104 at June 30, 2001. This resulted in a $656,000 charge to the foreign currency translation adjustments account for the three months ended September 30, 2001. The 4% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at September 30, 2001 from the June 30, 2001 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5132 for the quarter ended September 30, 2001, which is an 11% decrease compared to the $.5734 rate for the quarter ended September 30, 2000.


Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk other than as previously discussed regarding foreign currency risk, as the only market sensitive instruments are its investments in marketable securities. At September 30, 2001, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $14.4 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         MAGELLAN PETROLEUM CORPORATION


                           PART II - OTHER INFORMATION

                               September 30, 2001

Item 5.           Other Information
-------           -----------------

         On September 14, 2001 the trial court in Calgary rendered its decision in the Kotaneelee field litigation. In the litigation, Canada Southern Petroleum Ltd. Magellan and the other carried interest partners were seeking monetary damages for the defendants' alleged breach of contractual obligations and fiduciary duties, a reduction in the carried interest account because of improper charges to the account by the defendants, and a declaration that charges for gas processing fees were improperly made by the defendants.

     The Court held that while the defendants had an affirmative contractual obligation (but not a fiduciary obligation) to market the gas from the Kotaneelee gas field when it was possible to do so, the defendants had not breached their contractual obligation. The Court also held that the defendants made improper charges to the carried interest account in the amount of approximately US $3.4 million in connection with the repair and rebuilding of the field's dehydration facilities. The Court further held that defendant Amoco Canada was not entitled to make gas processing fee charges to the carried interest account.

     On November 2, 2001, Canada Southern Petroleum Ltd, which holds a (30% out of the 33 1/3% total) carried interest in the field, announced that it intended to appeal the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.4 million estimated amount due, until the uncertainty is resolved.

          Effective October 30, 2001, Mr. T. Gwynn Davies, MPAL's exploration manager, was appointed acting General Manager. Mr. Hedley Howard, MPAL's General Manager and a director of the Company, has taken a medical leave of absence, which is expected to last approximately three months.

          On November 6, 2001, MPAL and its partners spudded the Carbine -1 well on permit WA-283-P in the Browse Basin offshore Western Australia. The drilling of the well is expected to take approximately 15 days.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

          (a)     Exhibits
                  --------

                  None.

          (b)     Reports on Form 8-K
                  -------------------

                  None.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q
                               SEPTEMBER 30, 2001



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                  MAGELLAN PETROLEUM CORPORATION
                                                  ------------------------------
                                                          Registrant





Date:  November 13, 2001                  By /s/ James R. Joyce
                                          --------------------------------
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer