Form 10-Q
period 2001-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2002-02-12
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2001
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of February 11, 2002 was 24,607,376.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                December 31, 2001

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1      Financial Statements

            Consolidated balance sheets at December 31, 2001
            and June 30, 2001                                                 3

            Consolidated statements of income (loss) for the three and six
            month periods ended December 31, 2001 and 2000                    4

            Consolidated statements of cash flows for the six months
            ended December 31, 2001, and 2000                                 5

            Notes to consolidated financial statements                        6

ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

ITEM 3      Quantitative and Qualitative Disclosure About Market Risk        19


                           PART II - OTHER INFORMATION

ITEM 4      Submission of Matters to a Vote of Security Holders              20

ITEM 5      Other Information                                                21

ITEM 6      Exhibits and Reports on Form 8-K                                 22

            Signatures                                                       23

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,              June 30,
                                                                                  2001                    2001
                                ASSETS                                          (Unaudited)              (Note)
                                ------
Current assets:
  Cash and cash equivalents                                                     $11,716,229             $12,792,191
  Accounts receivable                                                             5,523,370               4,580,809
  Marketable securities                                                             496,961                 846,063
  Inventories                                                                       416,565                 537,138
  Other assets                                                                      234,765                 283,372
                                                                               ------------            ------------
          Total current assets                                                   18,387,890              19,039,573
                                                                                -----------             -----------

Marketable securities                                                             1,348,362                 961,514

Property and equipment (successful efforts method)                               41,183,229              40,367,660
  Less: accumulated depletion, depreciation and amortization                    (25,538,065)            (23,885,240)
                                                                                ------------            ------------
Net property and equipment                                                       15,645,164              16,482,420
                                                                                -----------             -----------

Other assets                                                                        866,738               1,014,578
                                                                              -------------           -------------
          Total assets                                                          $36,248,154             $37,498,085
                                                                                ===========             ===========
                    LIABILITIES, MINORITY INTERESTS
                    -------------------------------
                        AND STOCKHOLDERS' EQUITY
                        ------------------------
Current liabilities:
  Accounts payable                                                             $  2,998,340            $  1,907,672
  Accrued liabilities                                                               683,842                 741,972
  Income taxes payable                                                              164,142                 991,571
                                                                                -----------             -----------
          Total current liabilities                                               3,846,324               3,641,215
                                                                                 ----------              ----------

Long term liabilities:
  Deferred income taxes                                                           2,773,410               3,029,180
  Reserve for future site restoration costs                                       1,035,964                 953,210
                                                                               ------------           -------------
          Total long term liabilities                                             3,809,374               3,982,390
                                                                               ------------            ------------

Minority interests                                                               11,964,716              12,701,000

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 and 200,000,000 shares
    Outstanding 24,607,376 and 24,698,226 shares                                    246,074                 246,982
  Capital in excess of par value                                                 43,085,841              43,179,475
                                                                               ------------            ------------
  Total capital                                                                  43,331,915              43,426,457
  Accumulated deficit                                                           (16,151,079)            (15,842,656)
  Accumulated other comprehensive loss                                          (10,553,096)            (10,410,321)
                                                                             ---------------         ---------------
Total Stockholders' equity                                                       16,627,740              17,173,480
                                                                               ------------            ------------
Total liabilities, minority interests and stockholders' equity                  $36,248,154             $37,498,085
                                                                                ===========             ===========


         Note: The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date.
                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                    Three months ended                  Six months ended
                                                                      December 31,                       December 31,
                                                                  2001             2000              2001             2000
   Revenues:
     Oil sales                                               $    668,674       $ 1,309,782       $1,686,663        $2,498,584
     Gas sales                                                  2,097,275         2,066,663        4,074,667         4,226,250
     Other production related revenues                            211,135           201,778          958,160           465,284
     Interest income                                              160,983           244,427          342,673           500,257
                                                              -----------       -----------      -----------       -----------
                                                                3,138,067         3,822,650        7,062,163         7,690,375
                                                               ----------        ----------       ----------        ----------
   Costs and expenses:
     Production costs                                             838,818         1,081,311        1,837,953         1,925,012
     Exploration and dry hole costs                             2,565,218         1,077,295        2,732,984         1,209,280
     Salaries and employee benefits                               316,254           430,526          669,075           872,881
     Depletion, depreciation and amortization                     870,041           643,801        1,663,045         1,318,160
     Auditing, accounting and legal services                       57,421            54,913          166,529           156,749
     Shareholder communications                                    83,028            92,875          108,724           121,297
     Other administrative expenses                                222,037           193,149          454,305           430,805
                                                               ----------        ----------       ----------        ----------
                                                                4,952,817         3,573,870        7,632,615         6,034,184
                                                               ----------         ---------        ---------         ---------
   Income (loss) before income taxes and
   minority interests                                          (1,814,750)          248,780         (570,452)        1,656,191
   Income tax (provision) benefit                                 506,471          (113,611)         197,850          (592,073)
                                                               ----------        -----------      ----------      -------------
   Income (loss) before minority interests                     (1,308,279)          135,169         (372,602)        1,064,118
     Minority interests                                           577,260          (156,972)          64,179          (695,071)
                                                              -----------       ------------      ----------      -------------
   Net income (loss)                                        $    (731,019)     $    (21,803)    $   (308,423)      $   369,047
                                                            ==============     =============    =============      ===========

   Average number of shares outstanding
     Basic                                                     24,607,376        25,091,476       24,636,355        25,098,655
                                                               ==========        ==========       ==========        ==========
     Diluted                                                   24,607,376        25,091,476       24,636,355        25,098,655
                                                               ==========        ==========       ==========        ==========

   Net income (loss) per share( basic and diluted )             $(.03)           $-                 $(.01)         $.01
                                                                ======           ======             ======         ======



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Accumulated
                                                       Capital in                        other                        Comprehensive
                              Number        Common      excess of      Accumulated   comprehensive                        income
                             of shares      stock       par value       deficit          loss           Total             (loss)
                             ---------      -----       ---------    -------------   ----------      ------------     --------------

July 1, 2001                 24,698,226     $246,982   $43,179,475   $(15,842,656)   $(10,410,321)    $17,173,480
  Repurchase of common
  stock                         (90,850)        (908)      (93,634)             -               -         (94,542)
  Net loss                            -            -             -       (308,423)              -        (308,423)      $(308,423)
  Foreign currency
  translation adjustments             -            -             -              -           5,065           5,065           5,065

  Unrealized loss on
  available-for-sale
    securities                        -            -             -              -        (147,840)       (147,840)       (147,840)
                               ---------    ---------     ---------      ---------       ---------       ---------      ----------
Comprehensive loss                                                                                                      $(451,198)
                                                                                                                         ==========
December 31, 2001            24,607,376     $246,074   $43,085,841   $(16,151,079)   $(10,553,096)    $16,627,740
                             ==========     ========   ===========   =============   =============    ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Six months ended
                                                                                       December 31,
                                                                                       ------------
                                                                              2001                     2000
                                                                              ----                     ----
Operating Activities:
  Net income (loss)                                                          $   (308,423)             $   369,047
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Depletion, depreciation and amortization                                 1,663,045                1,318,160
       Restoration costs                                                          254,394                  139,965
       Deferred income taxes                                                     (255,770)                       -
       Minority interests                                                         (64,179)                 695,071
   Change in operating assets and liabilities:
       Accounts receivable                                                     (1,763,510)                (916,147)
       Other assets                                                               (70,141)                 (10,253)
       Inventories                                                                 38,281                  (92,466)
       Income taxes payable                                                      (751,378)                (527,003)
       Accounts payable and accrued liabilities                                 1,574,634                  165,283
                                                                                ---------               ----------
Net cash provided by operating activities                                         316,953                1,141,657
                                                                               ----------                ---------

Investing Activities:
  Marketable securities purchased                                                 (37,746)                (216,247)
  Repurchase of common stock                                                      (94,542)                 (66,198)
  Net additions to property and equipment                                        (707,029)              (1,480,653)
                                                                                 ---------              -----------
Net cash (used) in investing activities                                          (839,317)              (1,763,098)
                                                                                 ---------              -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (586,379)                (593,034)
                                                                                 ---------                ---------
Net cash (used) in financing activities                                          (586,379)                (593,034)
                                                                                 ---------                ---------

  Effect of exchange rate changes on cash
  and cash equivalents                                                             32,781                 (980,189)
                                                                             ------------              ------------
Net decrease in cash and cash equivalents                                      (1,075,962)              (2,194,664)
  Cash and cash equivalents at beginning of year                               12,792,191               13,890,834
                                                                             ------------             ------------
Cash and cash equivalents at end of period                                    $11,716,229              $11,696,170
                                                                              ===========              ===========


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


               Item 1. Notes to Consolidated Financial Statements
               ------- ------------------------------------------

Note 1.  Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the Company's 51.7% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

         Certain amounts for the 2000 period under Operating and Investing Activities in the Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2001 period.

Note 2.  Revenue Recognition
         -------------------

         On January 19, 2001, the Company's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the quarter ended June 30, 2001, the Company began accruing its share (2.67%) of Kotaneelee net proceeds as income. The Company began receiving regular payments of its share of Kotaneelee gas revenues during December 2001.

         Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC through June 30, 2001 production (including interest) was at least $1.4 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.4 million estimated amount due, until the uncertainty is resolved.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


Item 1.           Notes to Consolidated Financial Statements- (Cont'd)
-------           ----------------------------------------------------

Note 3.  Capital
         -------

          During December 2000, the Company announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At December 31, 2001, the Company had purchased 500,850 of its shares at a cost of approximately $506,000.

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

Note 5.  Comprehensive income (loss)
         ---------------------------

         Total comprehensive income (loss) during the three and six month periods ended December 31, 2001 and 2000 were as follows:

                                       Three months ended                Six months ended             Accumulated
                                          December 31,                     December 31,               December 31,
                                          ------------                     ------------               ------------
                                      2001            2000            2001             2000               2001
                                      ----            ----            ----             ----               ----
Net income (loss)                $ (731,019)        $(21,803)    $ (308,423)       $ 369,047
Foreign currency translation
   adjustments                      661,246          488,968          5,065       (1,252,768)     $ (10,638,402)

Unrealized gain (loss) on
   available -for-sale
   securities                       (92,400)            -          (147,840)           -                 85,306
                                   ---------         --------    -----------      -----------     -------------

Total comprehensive
income (loss)                     $(162,173)        $467,165      $(451,198)       $(883,721)      $(10,553,096)
                                  ==========        ========      ==========       ==========      =============

Note 6.  Pending Adoption of Accounting Standard
         ---------------------------------------

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

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


Item 1.           Notes to Consolidated Financial Statements- (Cont'd)
-------           ----------------------------------------------------

costs to determine whether there will be any significant effect on earnings or the financial condition of the Company.

Note 7.  Investment in MPAL
         ------------------

         During fiscal 2002, MPC has purchased 175,209 shares of MPAL at an approximate cost of $179,000 and increased its ownership in MPAL from 51.3% to 51.7%.

Note 8.  Earnings per share
         ------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three and six month periods ended December 30, 2001 and 2000 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of outstanding stock options exceeded the average market price of the common stock during the 2002 and 2001 periods.

Note 9.  Segment Information
         -------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:


                                                    Three months ended                   Six months ended
                                            ----------------------------------- ------------------------------------
                                                       December 31,                        December 31,
                                            ----------------------------------- ------------------------------------
                                                    2001             2000              2001              2000
                                             ----------------- ----------------- ----------------- -----------------
Revenues:
  MPC                                              $    764         $     667          $    919         $     711
  MPAL                                                2,998             3,777             6,767             7,600
  Intersegment dividend                                (624)             (621)             (624)             (621)
                                                   ---------        ----------         ---------         ---------
  Total consolidated revenues                       $ 3,138           $ 3,823           $ 7,062          $  7,690
                                                    =======           =======           =======          ========


Net income (loss):
  MPC                                               $   507           $   435           $   384          $    262
  MPAL                                                 (614)              164               (68)              728
  Intersegment dividend                                (624)             (621)             (624)             (621)
                                                  ----------          --------           -------         ---------
  Consolidated net income (loss)                    $  (731)         $    (22)          $  (308)         $    369
                                                    ========         =========          ========         ========

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)
-------       ----------------------------------------------------

Note 10. Unrealized Gain on Securities Held for Investment
         -------------------------------------------------

         During August 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc) which is listed on the London Stock Exchange. At December 31, 2001, MPC owned approximately 2.8% of Sefton Resources, Inc. with a fair market value of $178,640 and a cost of $93,334. The $85,306 has been recorded as unrealized gain on available-for-sale securities.

Note 11. Change in Estimate
         ------------------

         During the three months ended September 30, 2001, MPAL recorded an additional amount of gas pipeline tariff revenue of approximately $595,000 to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.

Note 12. Exploration and Dry Hole Costs
         -------------------------------

         The 2001 and 2000 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2001 include the dry hole costs (a total of $2.3 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia.

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

         The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Also, the cost of drilling a dry hole is written off immediately. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred. An active exploration program may result in greater exploration and dry hole costs. Therefore, the results of operations may vary

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

materially from quarter to quarter. During the quarter ending December 31, 2001, MPAL participated in the drilling of two wells offshore Western Australia. MPAL's share of the cost of these wells, which was approximately $2.3 million, has been written off, as the wells were unsuccessful in finding oil or gas. MPAL expects to participate in the drilling of three wells in the Cooper Basin of South Australia beginning in April 2002. MPAL's share of the cost of these wells is expected to be approximately $750,000.

         During the quarter ended June 30 2001, the Company began accruing its share (2.67%) of Kotaneelee net proceeds as income. The Company began receiving regular payments of its share of Kotaneelee gas revenues during December 2001.

         Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC through June 30, 2001 production (including interest) was at least $1.4 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.4 million estimated amount due, until the uncertainty is resolved.


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

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

Liquidity and Capital Resources
-------------------------------

Consolidated

         At December 31, 2001, the Company on a consolidated basis had approximately $13.6 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the six month period ended December 31, 2001 is as follows:

          Cash and cash equivalents at beginning of period     $12,792,000
          Net cash provided by operations                          317,000
          Marketable securities purchased                         (38,000)
          Net additions to property and equipment                (707,000)
          Repurchase of common stock                              (95,000)
          Dividends to MPAL minority shareholders                (586,000)
          Effect of exchange rate changes                           33,000
                                                            --------------
          Cash and cash equivalents at end of period           $11,716,000
                                                               ===========

As to MPC
---------

         At December 31, 2001, MPC, on an unconsolidated basis, had working capital of approximately $2.1 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2002, MPC purchased 175,209 shares of MPAL's stock at a cost of approximately $179,000 and increased its ownership in MPAL from 51.3% to 51.7%.

         During November 2001, MPC received a dividend from MPAL of approximately $624,000, which was added to MPC's working capital.

          During December 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At December 31, 2001, MPC had purchased 500,850 of its shares at a cost of approximately $506,000.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

As to MPAL
----------

         At December 31, 2001, MPAL had working capital of approximately $12.5 million. MPAL has budgeted approximately $4.5 million for specific exploration projects in the fiscal year 2002 as compared to the $2.3 million expended during fiscal 2001. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2006. MPAL has made its required expenditures for the fiscal year ending June 30, 2002. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

                      Required         Contingent
  Fiscal Year       Expenditures       Expenditure          Total
--------------      ------------       -----------       -----------
     2003             $2,175,000        $8,431,000       $10,606,000
     2004              1,145,000         2,666,000         3,811,000
     2005                924,000         5,566,000         6,490,000
     2006                      -         1,100,000         1,100,000
                      ----------         ---------         ---------
    Total             $4,244,000       $17,763,000       $22,007,000
                      ==========       ===========       ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and its cash flow from its Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the contemplated exploration program for some of its properties.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Results of Operations
         ---------------------

Three months ended December 31, 2001 vs. December 31, 2000
----------------------------------------------------------

         The components of consolidated net loss for the comparable periods were as follows:

                                                Three months ended December 31,
                                                -------------------------------
                                                   2001             2000
                                                ------------   -------------
MPC unconsolidated pretax loss                  $   (90,540)      $ (186,225)
MPC income tax expense                              (26,929)               -
Share of MPAL pretax income (loss)                 (888,754)         222,545
Share of MPAL income tax (provision) benefit        275,204          (58,123)
                                                -----------      ------------
Consolidated net loss                            $ (731,019)     $   (21,803)
                                                 ===========     ============

Net loss per share (basic & diluted)              $ (.03)           $ -
                                                  =======           ===


                                    Revenues
                                    --------

          Oil sales decreased 49% in the current quarter to $669,000 from $1,310,000 in 2000 because of a 34% decrease in oil prices, the 4% Australian foreign exchange rate decrease discussed below and a 17% decrease in the number of units sold. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                           Three months ended December 31,
                                2001 Sales                  2000 Sales
                                     Average price                Average price
                         bbls           per bbl        Bbls           per bbl
                         ----           -------        ----           -------
Australia-Mereenie        39,275        A.$36.92       47,112       A.$56.20

         Gas sales increased 1% to $2,097,000 in 2001 from $2,067,000 in 2000 primarily because of a 3% increase in the volume of gas sold which were partially offset by the 4% Australian foreign exchange rate decrease discussed below. In addition, gas sales in 2001 include $108,000 (none in 2000) of gas sales from the Kotaneelee field for the production period July - September 2001. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

                                  Three months ended December 31,
                             2001 Sales                  2000 Sales
                           bcf Average price per mcf  bcf  Average price per mcf
                           --- ---------------------  ---  ---------------------
                                       (A.$)                       (A.$)
Australia: Palm Valley
  Alice Springs contract  .252          2.97          .287         3.14
  Darwin contract         .571          2.03          .520         2.07
Australia: Mereenie
  Darwin contact          .840          2.41          .891         2.60
  Other                   .111          3.40          .019         3.37
                          ----                        ----
       Total             1.774                       1.717
                         =====                       =====

         Other production related revenues increased 5% to $211,000 in 2001 from $202,000 in 2000. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues.

         Interest income decreased 34% to $161,000 in 2001 from $244,000 in 2000 because of the 4% Australian foreign exchange rate decrease discussed below and lower interest rates.
                               Costs and Expenses
                               ------------------

         Production costs decreased 22% in 2001 to $839,000 from $1,081,000 in 2000 primarily because of the efforts to control the costs to operate the Palm Valley and Mereenie fields.

         Exploration and dry hole costs increased 138% to $2,565,000 in 2001 from $1,077,000 in 2000. The 2001 and 2000 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2001 include the dry hole costs (a total of $2.3 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia.

          Salaries and employee benefits decreased 27% to $316,000 in 2001 from $431,000 in 2000 because of the 4% decrease in the Australian foreign exchange rate as discussed below and a decrease in payroll costs in Australia.

         Depletion, depreciation and amortization increased 35% from $644,000 in 2000 to $870,000 in 2001. The increase in DD&A was partially offset by the 4% decrease in the Australian exchange rate discussed below. The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements. The estimated cost of these expenditures increased the amount of depletion by approximately

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001


 Item 2. Management's Discussion and Analysis of Financial Condition and
 ------- ----------------------------------------------------------------
         Results of Operations (Cont'd)
         ------------------------------

$84,000 in the 2001 period. In addition, there was a 25% net decrease in the reserve base used to calculate the depletion rate during the 2001 period which also increased DD&A expense.

          Auditing, accounting and legal expenses increased 5% from $55,000 in 2000 to $57,000 in 2001 primarily because of an increase in MPAL's legal costs in Australia.

         Shareholder communications decreased 11% from $93,000 in 2000 to $83,000 in 2001 because of the Company's efforts to reduce costs.

          Other administrative expenses increased 15% from $193,000 in 2000 to $222,000 in 2001 because of the reduction in the amount of overhead that MPAL, as operator, was able to charge its partners during 2001 period.


                                  Income Taxes
                                  ------------

          Income tax expense decreased in 2001 to a tax benefit of $506,000 from a $114,000 tax provision in 2000. The components of tax income expense between MPC and MPAL were as follows:

                                                2001              2000
                                             ----------        -------
Pretax consolidated income (loss)              $ (1,815)         $   249
   MPC's losses not recognized                       91              186
   Permanent differences                            (53)             (99)
                                             -----------        ---------
Book taxable income (loss)                     $  (1,777)        $    336
                                               ==========        ========

Australian tax rate                                  30%              34%
                                                     ===              ===

Australian income tax benefit (provision)     $      533         $   (114)
MPC income tax                                       (27)               -
                                             ------------     -----------
Consolidated income tax benefit (provision)   $      506         $   (114)
                                              ==========         =========

Current income tax (provision)                $      (27)        $   (114)
Deferred income tax benefit                          533                -
                                                --------      -----------
Consolidated income tax benefit (provision)    $     506        $    (114)
                                               =========        ==========

Effective tax rate                                 (28)%             46%
                                                   =====             ===



                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         MPAL's loss during the 2001 period resulted in the income tax benefit. MPC's 2001 income tax represents the 25% Canadian withholding tax on its Kotaneelee carried interest net proceeds. Australia enacted corporate tax rate reductions for the fiscal year ending June 30, 2002 reducing the rate from 34% to 30%.

                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.5104 at December 31, 2001 compared to a value of $.4914 at September 30, 2001. This resulted in a $661,000 credit to the foreign currency translation adjustments account for the three months ended December 31, 2001. The average exchange rate used to translate MPAL's operations in Australia was $.5119 for the quarter ended December 31, 2001, which is a 4% decrease compared to the $.5330 rate for the quarter ended December 31, 2000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

Six months ended December 31, 2001 vs. December 31, 2000
--------------------------------------------------------

         The components of consolidated net income (loss) for the comparable periods were as follows:

                                                  Six months ended December 31,
                                                  -----------------------------
                                                      2001              2000
                                                 --------------  -------------
MPC unconsolidated pretax loss                     $(181,774)        $(359,021)
MPC income tax expense                               (57,969)                -
Share of MPAL pretax income (loss)                  (200,923)        1,030,969
Share of MPAL income tax (provision) benefit         132,243          (302,901)
                                                   ---------        -----------
Consolidated net income (loss)                    $ (308,423)        $ 369,047
                                                  ===========        =========

Net income (loss) per share (basic & diluted)      $ (.01)           $ .01
                                                   ========          =====

                                    Revenues
                                    --------

          Oil sales decreased 33% in the current period to $1,687,000 from $2,499,000 in 2000 because of a 25% decrease in oil prices, the 7% Australian foreign exchange rate decrease discussed below and 4% decrease in the number of units sold. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                        Six months ended December 31,
                                                        -----------------------------
                                           2001 Sales                                     2000 Sales
                                           ----------                                     ----------
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                83,117               A.$42.91                  86,204              A.$56.88

         Gas sales decreased 4% to $4,075,000 in 2001 from $4,226,000 in 2000 primarily because of the 7% Australian foreign exchange rate decrease discussed below which was partially offset by Kotaneelee gas sales in 2001 of $232,000 (none in 2000) of gas sales for the production period May - September 2001. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:



                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                December 31, 2001

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


                                                          Six months ended December 31,
                                                          -----------------------------
                                                 2001 Sales                                 2000 Sales
                                                 ----------                                 ----------
                                         Bcf       Average price per mcf            bcf       Average price per mcf
                                         ---       ---------------------            ---       ---------------------
                                                           (A.$)                                      (A.$)
Australia: Palm Valley
  Alice Springs contract                .558                3.10                    .567              3.09
  Darwin contract                      1.044                2.06                   1.031              2.05
Australia: Mereenie
  Darwin contact                       1.537                2.45                   1.495              2.47
  Other                                 .193                3.53                    .327              3.18
                                      ------                                      ------
       Total                           3.332                                       3.420
                                       =====                                       =====

         Other production related revenues increased 106% to $958,000 in 2001 from $465,000 in 2000. The primary reason for this increase was that MPAL's share of gas pipeline tariffs increased to $905,000 in 2001 from $302,000 in 2000. During the 2001 period, MPAL recorded an additional amount of gas pipeline tariff revenue of approximately $595,000 to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.

         Interest income decreased 31% to $343,000 in 2001 from $500,000 in 2000 because of the 7% Australian foreign exchange rate decrease discussed below and lower interest rates.

                               Costs and Expenses
                               ------------------

         Production costs decreased 5% in 2001 to $1,838,000 from $1,925,000 in 2000 primarily because of the 7% decrease in the Australian foreign exchange rate as discussed below.

         Exploration and dry hole costs increased 126% to $2,733,000 in 2001 from $1,209,000 in 2000. The 2001 and 2000 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. In addition, the costs in 2001 include the dry hole costs (a total of $2.3 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia.

          Salaries and employee benefits decreased 23% to $669,000 in 2001 from $873,000 in 2000 primarily because of the 7% decrease in the Australian foreign exchange rate as discussed below and a decrease in payroll costs in Australia.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Depletion, depreciation and amortization increased 26% from $1,318,000 in 2000 to $1,663,000 in 2001. The increase in DD&A was partially offset by the 7% decrease in the Australian exchange rate discussed below. The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements. The estimated cost of these expenditures increased the amount of depletion by approximately $160,000 in the 2001 period. In addition, there was a 25% net decrease in the reserve base used to calculate the depletion rate during the 2001 period which also increased DD&A expense.

          Auditing, accounting and legal expenses increased 6% from $157,000 in 2000 to $167,000 in 2001 primarily because of an increase in MPAL's legal costs in Australia.

         Shareholder communications decreased 10% from $121,000 in 2000 to $109,000 in 2001 primarily because of the 7% decrease in the Australian foreign exchange rate as discussed below.

          Other administrative expenses increased 5% from $431,000 in 2000 to $454,000 in 2001 because of the reduction in the amount of overhead that MPAL, as operator, was able to charge its partners during 2001 period.

                                  Income Taxes
                                  ------------

          Income tax expense decreased in 2001 to a tax benefit of $198,000 from a tax provision of $592,000 in 2000. The components of tax income expense between MPC and MPAL were as follows:

                                              2001               2000
                                            ---------          -------
Pretax consolidated income (loss)             $  (571)         $ 1,656
   MPC's losses not recognized                    182              359
   Permanent differences                         (463)            (274)
                                              --------         --------
Book taxable income (loss)                    $  (852)         $  1,741
                                              =========        ========

Australian tax rate                               30%              34%
                                                  ===              ===

Australian income tax benefit (provision)     $    256          $  (592)
MPC income tax                                     (58)               -
                                              ---------      ----------
Consolidated income tax benefit (provision)   $    198          $  (592)
                                              ========          ========

Current income tax provision                  $    (58)          $ (592)
Deferred income tax benefit                        256                -
                                               -------        ---------
Consolidated income tax benefit (provision)    $   198           $ (592)
                                               =======           =======

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


Effective tax rate                        (35)%                        36%
                                          =====                        ===

         MPAL's loss during the 2001 period resulted in the income tax benefit. MPC's 2001 income tax represents the 25% Canadian withholding tax on its Kotaneelee carried interest net proceeds. Australia enacted corporate tax rate reductions for the fiscal year ending June 30, 2002 reducing the rate from 34% to 30%.
Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar remained unchanged at $.5104 at December 31, 2001 compared to its value at June 30, 2001. This resulted in a $5,000 credit to the foreign currency translation adjustments account for the six months ended December 31, 2001. The average exchange rate used to translate MPAL's operations in Australia was $.5125 for the six months ended December 31, 2001, which is an 7% decrease compared to the $.5532 rate for the six months ended December 31, 2000.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk other than as previously discussed regarding foreign currency risk, as the only market sensitive instruments are its investments in marketable securities. At December 31, 2001, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $12.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         MAGELLAN PETROLEUM CORPORATION


                           PART II - OTHER INFORMATION

                                December 31, 2001

Item 4.           Submission of Matters to a Vote of Security Holders.
-------           ----------------------------------------------------

         (a) On December 3, 2001, the Company held its 2001 Annual General Meeting of Stockholders.

         (b) The following directors were elected as directors of the Company. The vote was as follows:

                                Shares                      Stockholders
                        For            Withheld      For              Withheld
Walter McCann         20,771,659      1,092,370     2,090                230
Ronald P. Pettirossi  20,927,875        936,154     2,107                213

         (c) The firm of Ernst & Young LLP was appointed as the Company's independent auditors for the year ending June 30, 2002. The vote was as follows:

                    Shares                                 Stockholders
                 ---------------                        -----------------
For                 21,126,497                                2,101
Against                492,038                                   83
Abstain                245,494                                  136


Item 5.           Other Information

         Effective January 17, 2002, Mr. T. Gwynn Davies, MPAL's exploration manager, was appointed General Manager of MPAL:

         During November 2001, The Carbine-1 well in Exploration Permit WA-283-P in the Browse Basin offshore Western Australia was plugged and abandoned having reached a total depth of approximately 5,200 feet.

         During January 2002, the Marabou-1 well in Permit WA-281-P in the Browse Basin offshore Western Australia was plugged and abandoned having reached a total depth of approximately 12,300 feet.

         MPAL expects to participate in the drilling of three wells in the Cooper Basin of South Australia beginning in April 2002. MPAL's share of the cost of these wells is approximately $750,000.

                         MAGELLAN PETROLEUM CORPORATION


                           PART II - OTHER INFORMATION

                                December 31, 2001

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

          (a)     Exhibits
                  --------
                  None.

          (b)     Reports on Form 8-K
                  -------------------

          On November 20, 2001, the Company filed a Current Report on Form 8-K to report The Carbine-1 well in Exploration Permit WA-283-P in the Browse Basin offshore Western Australia was being plugged and abandoned having reached a total depth of approximately 5,200 feet. The abandonment of the well was estimated to result in a pre-tax charge to earnings in the Company's second quarter ending December 31, 2001 of approximately $725,000.

                  On December 7, 2001, the Company filed a Current Report on Form 8-K to report the following:

          1. Hedley Howard, a director of the Company and a director and General Manager of its 51% owned Australian subsidiary, Magellan Petroleum Australia Limited, died on December 1, 2001.

          2. During December 2001, the Company received cash payments totaling approximately $346,000 which represent part of the Company's share of total net production proceeds from the Kotaneelee gas field through June 30, 2001.

         3. On December 3, 2001, the Company held its 2001 Annual General Meeting of Stockholders. Mr. Walter McCann and Mr. Ronald P. Pettirossi were reelected directors of the Company each for a term of three years, expiring at the 2004 Annual General Meeting. In addition, Ernst & Young LLP was appointed as the Company's independent auditors for the fiscal year ending June 30, 2002.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                December 31, 2001



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                  MAGELLAN PETROLEUM CORPORATION
                                                           Registrant





Date:  February 12, 2002               By /s/ James R. Joyce
                                       --------------------------------
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer