Form 10-Q
period 2002-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2002-05-14
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 2002
                               -------------------------------------------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-5507
                       --------------

                         MAGELLAN PETROLEUM CORPORATION
.................................................................................
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      06-0842255
.................................................................................
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

149 Durham Road, Madison, Connecticut                      06443
.................................................................................
(Address of principal executive offices)                 (Zip Code)

                                 (203) 245-7664
.................................................................................
              (Registrant's telephone number, including area code)

.................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         The number of shares outstanding of the issuer's single class of common stock as of May 14, 2002 was 24,607,376.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 March 31, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                           Page
ITEM 1  Financial Statements

        Consolidated balance sheets at March 31, 2002
        and June 30, 2001                                                    3

        Consolidated statements of income (loss) for the three and
        nine month periods ended March 31, 2002 and 2001                     4

        Consolidated statements of cash flows for the nine months
        ended March 31, 2002, and 2001                                       5

        Notes to consolidated financial statements                           6

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 10

ITEM 3  Quantitative and Qualitative Disclosure About Market Risk           20


                       PART II - OTHER INFORMATION

ITEM 5  Other Information                                                   21

ITEM 6  Exhibits and Reports on Form 8-K                                    21

        Signatures                                                          22

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,                June 30,
                                                                                  2002                    2001
                                Assets                                          (unaudited)              (Note)
                                ------
Current assets:
  Cash and cash equivalents                                                     $10,586,768             $12,792,191
  Accounts receivable                                                             5,969,064               4,580,809
  Marketable securities                                                             895,398                 846,063
  Inventories                                                                       353,830                 537,138
  Other assets                                                                      305,127                 283,372
                                                                                -----------             -----------
          Total current assets                                                   18,110,187              19,039,573
                                                                                -----------             -----------

Marketable securities                                                             1,346,820                 961,514

Property and equipment (successful efforts method)                               43,620,342              40,367,660
  Less: accumulated depletion, depreciation and amortization                    (27,495,109)            (23,885,240)
                                                                                ------------            ------------
Net property and equipment                                                       16,125,233              16,482,420
                                                                                -----------             -----------

Other assets                                                                        836,415               1,014,578
                                                                                -----------             -----------
          Total assets                                                          $36,418,655             $37,498,085
                                                                                ===========             ===========

       Liabilities, Minority interests and Stockholders' Equity
Current liabilities:
  Accounts payable                                                             $  1,993,939            $  1,907,672
  Accrued liabilities                                                               606,153                 741,972
  Income taxes payable                                                              108,225                 991,571
                                                                                 ----------              ----------
          Total current liabilities                                               2,708,317               3,641,215
                                                                                 ----------              ----------

Long term liabilities:
  Deferred income taxes                                                           2,569,201               3,029,180
  Reserve for future site restoration costs                                       1,128,265                 953,210
                                                                                -----------             -----------
          Total long term liabilities                                             3,697,466               3,982,390
                                                                                -----------             -----------

Minority interests                                                               12,698,122              12,701,000

Commitments                                                                               -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 24,607,376 and 24,698,226 shares                                    246,074                 246,982
  Capital in excess of par value                                                 43,085,841              43,179,475
                                                                                -----------             -----------
  Total capital                                                                  43,331,915              43,426,457
  Accumulated deficit                                                           (16,148,109)            (15,842,656)
  Accumulated other comprehensive loss                                           (9,869,056)            (10,410,321)
                                                                                ------------            ------------
Total Stockholders' equity                                                       17,314,750              17,173,480
                                                                                -----------             -----------
Total liabilities, minority interests and stockholders' equity                  $36,418,655             $37,498,085
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

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                   Three months ended                  Nine months ended
                                                                        March 31,                          March 31,
                                                                  2002             2001              2002             2001
   Revenues:
     Oil sales                                               $    748,638       $ 1,117,802      $ 2,435,301       $ 3,616,386
     Gas sales                                                  2,237,647         1,957,262        6,312,314         6,183,512
     Other production related revenues                            252,898           245,123        1,211,058           710,407
     Interest income                                              129,801           209,069          472,474           709,326
                                                               ----------        ----------       ----------        ----------
                                                                3,368,984         3,529,256       10,431,147        11,219,631
                                                               ----------        ----------       ----------        ----------
   Costs and expenses:
     Production costs                                             897,243           620,691        2,735,196         2,545,703
     Exploration and dry hole costs                               986,837           308,663        3,719,821         1,517,943
     Salaries and employee benefits                               274,866           373,998          943,941         1,246,879
     Depletion, depreciation and amortization                     889,595           625,718        2,552,640         1,943,878
     Auditing, accounting and legal services                       39,674            38,813          206,203           195,562
     Shareholder communications                                    29,977            32,623          138,701           153,920
     Other administrative expenses                                144,238            91,030          598,543           521,835
                                                               ----------         ---------       ----------         ---------
                                                                3,262,430         2,091,536       10,895,045         8,125,720
                                                               ----------         ---------       ----------         ---------
   Income (loss) before income taxes and
   minority            interests                                  106,554         1,437,720         (463,898)        3,093,911

   Income tax (provision) benefit                                 (26,082)         (488,641)         171,768        (1,080,714)
                                                             -------------       -----------      ----------       ------------
   Income (loss) before minority interests                         80,472           949,079         (292,130)        2,013,197
     Minority interests                                            77,502           526,870           13,323         1,221,941
                                                             ------------        ----------       ----------       -----------
   Net income (loss)                                        $       2,970       $   422,209     $   (305,453)      $   791,256
                                                            =============       ===========     =============      ===========

   Average number of shares outstanding
     Basic                                                     24,607,376        24,967,351       24,627,661        25,051,876
                                                               ==========        ==========       ==========        ==========
     Diluted                                                   24,607,376        24,967,351       24,627,661        25,051,876
                                                               ==========        ==========       ==========        ==========

   Net income (loss) per share( basic and diluted )               $ -              $ .02           $ (.01)            $.03
                                                                  ===              =====           =======            ====


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Accumulated
                                                      Capital in                         other                        Comprehensive
                            Number        Common      excess of      Accumulated     comprehensive                       Income
                           of shares      stock       par value          deficit         loss             Total          (loss)
                           ---------      -----       ---------     ---------------------------       ------------------------------
July 1, 2001               24,698,226       $246,982 $43,179,475      $(15,842,656)  $(10,410,321)     $17,173,480
  Repurchase of common
  stock                       (90,850)          (908)    (93,634)                -              -          (94,542)
  Net loss                          -              -           -          (305,453)             -         (305,453)      $(305,453)
  Foreign currency
  translation adjustments           -              -           -                 -        750,705          750,705         750,705
  Unrealized loss on
  available-for-sale
    securities                      -              -           -                 -       (209,440)        (209,440)       (209,440)
                          -----------     ----------   ---------      ------------       ----------        ---------      ---------
Comprehensive income                                                                                                      $235,812
                          -----------     ----------   ---------      ------------       ----------        ---------      ========
March 31, 2002             24,607,376       $246,074  $43,085,841      $(16,148,109)  $( 9,869,056)     $17,314,750
                           ==========       ========  ===========      =============  =============     ===========
                          See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                 March 31, 2002


Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                        March 31,
                                                                                        ---------
                                                                              2002                     2001
                                                                              ----                     ----
Operating Activities:
  Net income (loss)                                                          $   (305,453)             $   791,256
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Depletion, depreciation and amortization                                 2,552,640                1,943,878
       Restoration costs                                                          360,727                   89,295
       Minority interests                                                          13,323                1,221,941
   Change in operating assets and liabilities:
       Accounts receivable                                                     (2,257,312)                (575,435)
       Other assets                                                              (178,582)                (101,706)
       Inventories                                                                103,832                 (194,562)
       Income taxes payable                                                    (1,400,364)                (430,252)
       Accounts payable and accrued liabilities                                   415,681                 (956,870)
                                                                               ----------               -----------
Net cash provided by (used in) operating activities                              (695,508)               1,787,545
                                                                               -----------               ---------

Investing Activities:
  Marketable securities purchased                                                (434,641)                 182,579
  Net additions to property and equipment                                        (877,384)              (1,907,511)
                                                                              ------------              -----------
Net cash (used in) investing activities                                        (1,312,025)              (1,724,932)
                                                                               -----------              -----------

Financing Activities:
Repurchase of common stock                                                        (94,542)                (215,686)
Dividends to MPAL minority shareholders                                          (586,379)                (593,034)
                                                                                 ---------                ---------
Net cash (used in) financing activities                                          (680,921)                (808,720)
                                                                                 ---------                ---------

  Effect of exchange rate changes on cash
  and cash equivalents                                                            483,031               (2,562,751)
                                                                             ------------            --------------
Net decrease in cash and cash equivalents                                      (2,205,423)              (3,308,858)
  Cash and cash equivalents at beginning of year                               12,792,191               13,890,834
                                                                             ------------             ------------
Cash and cash equivalents at end of period                                    $10,586,768              $10,581,976
                                                                              ===========              ===========



                             See accompanying notes.

Item 1.       Consolidated Financial Statements

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Magellan Petroleum Corporation (MPC) and the Company's 51.8% owned subsidiary, Magellan Petroleum Australia Limited (MPAL) and have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

         Certain amounts for the 2001 period under Operating and Investing Activities in the Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2002 period.

Note 2.  Revenue Recognition

         On January 19, 2001, the Company's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the quarter ended June 30, 2001, the Company began accruing its share (2.67%) of Kotaneelee net proceeds as income. The Company began receiving regular payments of its share of Kotaneelee gas revenues during December 2001.

         Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC through June 30, 2001 production (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

Item 1.           Financial Statements- (Cont'd)

Note 3.  Capital

          During December 2000, the Company announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At March 31, 2002, the Company had purchased 500,850 of its shares at a cost of approximately $506,000. No additional shares of the Company have been purchased since the quarter ended September 30, 2001.

Note 4.  Comprehensive income (loss)
         ---------------------------

         Total comprehensive income (loss) during the three and nine month periods ended March 31, 2002 and 2001 were as follows:

                                             Three months ended                  Nine months ended              Accumulated
                                                  March 31,                          March 31,                   March 31,
                                           2002              2001             2002              2001                2002
                                           ----              ----             ----              ----                ----
Net income (loss)                     $    2,970       $  422,209        $ (305,453)      $    791,256
Foreign currency
   translation adjustments               745,640       (1,143,883)          750,705         (2,396,651)       $(9,892,762)
Unrealized gain (loss) on
   available-for-sale securities         (61,600)         344,026          (209,440)           344,026             23,706
                                      -----------      ------------      -------------    -------------      ---------------
Total comprehensive
   income (loss)                        $687,010       $ (377,648)      $   235,812        $(1,261,369)       $(9,869,056)
                                        ========       ===========      ===========        ============       ============

Note 5.  Pending Adoption of Accounting Standard

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

Item 1.           Financial Statements- (Cont'd)

costs to determine whether there will be any significant effect on earnings or the financial condition of the Company.

Note 6.  Investment in MPAL

         During fiscal 2002, MPC has purchased 241,655 shares of MPAL at an approximate cost of $244,000 and increased its ownership in MPAL from 51.3% to 51.8%.

Note 7.  Earnings per share

         Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three and nine month periods ended March 31, 2002 and 2001 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of outstanding stock options exceeded the average market price of the common stock during the 2002 and 2001 periods.

Note 8.  Segment Information

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:


                                                    Three months ended                   Nine months ended
                                            ----------------------------------- ------------------------------------
                                                        March 31,                            March 31,
                                            ----------------------------------- ------------------------------------
                                                   2002             2001              2002              2001
                                            ----------------- ----------------- ----------------- ------------------
Revenues:
  MPC                                              $    135         $      45          $  1,054         $     756
  MPAL                                                3,234             3,484            10,001            11,085
  Intersegment dividend                                   -                 -              (624)             (621)
                                               ------------      ------------          ---------         ---------
  Total consolidated revenues                       $ 3,369           $ 3,529           $10,431          $ 11,220
                                                    =======           =======           =======          ========


Net income (loss):
  MPC                                               $   (80)          $  (130)          $   304          $    132
  MPAL                                                   83               552                15             1,280
  Intersegment dividend                                   -                 -              (624)             (621)
                                                -----------       -----------            -------         ---------
  Consolidated net income (loss)                 $        3          $    422           $  (305)         $    791
                                                 ==========          ========           ========         ========



Item 1.       Financial Statements- (Cont'd)

Note 9. Unrealized Gain on Securities Held for Investment

         During August 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc) which is listed on the London Stock Exchange. At March 31, 2002, MPC owned approximately 2.8% of Sefton Resources, Inc. with a fair market value of $117,040 and a cost of $93,334 which is included in other assets. The $23,706 has been recorded as unrealized gain on available-for-sale securities.

Note 10. Change in Estimate

         During the three months ended September 30, 2001, MPAL recorded an additional amount of gas pipeline tariff revenue of approximately $595,000 included in other production related revenues to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.


Note 11. Exploration and Dry Hole Costs

         The 2002 and 2001 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2002 include the dry hole costs (a total of $2.7 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia.

Note 12. Accounts Receivable

         On April 5, 2002, MPAL received a payment of approximately $3,075,000 for its share of pipeline tariff revenues which represents several years of unpaid amounts.

Note 13. Contingent Liabilities

     As of June 30, 2001, the remaining estimated proved reserves at Palm Valley were reduced by approximately 46% to reflect the inability of the field to deliver the amount of gas that has been contracted with the Power and Water Authority of the Northern Territory. PAWA has claimed that it has been damaged by the failure of the Palm Valley producers to deliver the full amount of contracted gas. The producers have advised PAWA that they are not responsible to PAWA for any damages. Under the terms of the sales contract, PAWA is obligated to pay for the capital costs of maintaining production levels to meet the annual contract volumes. For more than four years, PAWA has been on notice that additional drilling would be necessary to meet the contract supply requirements. MPAL has been in discussions with PAWA to resolve the disagreement regarding the failure to deliver the contracted amounts of gas and the failure of PAWA to fund the drilling of four additional wells at Palm Valley.

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

         The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Also, the cost of drilling a dry hole is written off immediately. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred. An active exploration program may result in greater exploration and dry hole costs. Therefore, the results of operations may vary materially from quarter to quarter. During the quarter ended December 31, 2001, MPAL participated in the drilling of two wells offshore Western Australia. MPAL's share of the cost of these wells, which was approximately $2.7 million, has been written off, as the wells were unsuccessful in finding oil or gas. MPAL expects to participate in the drilling of three wells in the Cooper Basin of South Australia beginning in June 2002. MPAL's share of the cost of these wells is expected to be approximately $750,000.

         During the quarter ended June 30, 2001, the Company began accruing its share (2.67%) of Kotaneelee net proceeds as income. The Company began receiving regular payments of its share of Kotaneelee gas revenues during December 2001.

         Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC through June 30, 2001 production (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.


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

Liquidity and Capital Resources

Consolidated

         At March 31, 2002, the Company on a consolidated basis had approximately $12.8 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the nine month period ended March 31, 2002 is as follows:

 Cash and cash equivalents at beginning of period        $12,792,000
 Net cash used in operations                               (695,000)
 Marketable securities purchased                           (435,000)
 Net additions to property and equipment                   (877,000)
 Repurchase of common stock                                 (95,000)
 Dividends to MPAL minority shareholders                   (586,000)
 Effect of exchange rate changes                           483,000
                                                         -----------
 Cash and cash equivalents at end of period              $10,587,000
                                                         ===========

As to MPC

         At March 31, 2002, MPC, on an unconsolidated basis, had working capital of approximately $1.9 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2002, MPC purchased 241,655 shares of MPAL's stock at a cost of approximately $244,000 and increased its ownership in MPAL from 51.3% to 51.8%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         During November 2001, MPC received a dividend from MPAL of approximately $624,000, which was added to MPC's working capital.

          During December 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At March 31, 2002, MPC had purchased 500,850 of its shares at a cost of approximately $506,000. No additional shares of the Company have been purchased since the quarter ended September 30, 2001.

As to MPAL

         At March 31, 2002, MPAL had working capital of approximately $13.5 million. MPAL has budgeted approximately $4.5 million for specific exploration projects in the fiscal year 2002 as compared to the $2.3 million expended during fiscal 2001. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its exploration program, its revenues will be materially reduced after 2009.

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

                       Required          Contingent
    Fiscal Year       Expenditures      Expenditures        Total
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Results of Operations

Three months ended March 31, 2002 vs. March 31, 2001

         The components of consolidated net income for the comparable periods were as follows:

                                           Three months ended March 31,

                                              2002              2001
                                       -----------------  -------------
MPC unconsolidated pretax loss            $   (62,856)       $ (130,088)
MPC income tax expense                        (17,194)                -
Share of MPAL pretax income                    87,263           802,369
Share of MPAL income tax provision             (4,243)         (250,072)
                                           -----------        ----------
Consolidated net income                   $     2,970         $ 422,209
                                         =============         =========

Net income per share (basic & diluted)         $ -             $ .02
                                               ====            =====


                                    Revenues

          Oil sales decreased 33% in 2002 to $749,000 from $1,118,000 in 2001 because of a 25% decrease in oil prices, the 2% Australian foreign exchange rate decrease discussed below and a 8% decrease in the number of units sold. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                                                          Three months ended March 31,
                                           2002 Sales                                     2001 Sales
                                           ----------                                     ----------
                                                    Average price                                  Average price
                                 bbls                  per bbl                  Bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                40,378               A.$38.52                  43,673              A.$51.52

         Gas sales increased 14% to $2,238,000 in 2002 from $1,957,000 in 2001 primarily because of a 6% increase in the volume of gas sold which was partially offset by the 2% Australian foreign exchange rate decrease discussed below. In addition, gas sales in 2002 include $109,000 (none in 2001) of gas sales from the Kotaneelee field for the production period October - December 2001. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                             Three months ended March 31,
                                            2002 Sales                                 2001 Sales
                                         bcf       Average price per mcf            bcf       Average price per mcf
                                         ---       ---------------------            ---       ---------------------
                                                           (A.$)                                      (A.$)
Australia: Palm Valley
  Alice Springs contract                .149                3.20                    .178              3.15
  Darwin contract                       .651                2.09                    .628              2.07
Australia: Mereenie
  Darwin contact                        .897                2.64                    .821              2.58
  Other                                 .087                3.74                    .054              3.49
                                        ----                                        ----
       Total                           1.784                                       1.681
                                       =====                                       =====

         Other production related revenues increased 3% to $253,000 in 2002 from $245,000 in 2001. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues.

         Interest income decreased 38% to $130,000 in 2002 from $209,000 in 2001 because of the 2% Australian foreign exchange rate decrease discussed below, lower interest rates and less funds for investment.

                               Costs and Expenses

         Production costs increased 44% in 2002 to $897,000 from $621,000 in 2001 primarily because of the cost of various safety improvements and remedial work performed in the Palm Valley and Mereenie fields.

         Exploration and dry hole costs increased 219% to $987,000 in 2002 from $309,000 in 2001. The 2002 and 2001 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2002 include part of the dry hole costs of the Marabou-1 well which was drilled in the Browse Basin offshore Western Australia in December 2001 and January 2002.

          Salaries and employee benefits decreased 27% to $275,000 in 2002 from $374,000 in 2001 because of the 2% decrease in the Australian foreign exchange rate as discussed below and a decrease in payroll costs in Australia.

         Depletion, depreciation and amortization increased 42% from $626,000 in 2001 to $890,000 in 2002. The increase in DD&A was partially offset by the 2% decrease in the Australian exchange rate discussed below. The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements. The cost of these expenditures increased the amount of depletion by approximately

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

$131,000 in the 2002 period. In addition, there was a 25% net decrease in the reserve base used to calculate the depletion rate during the 2002 period which also increased DD&A expense.

          Auditing, accounting and legal expenses increased 3% from $39,000 in 2001 to $40,000 in 2002 primarily because of an increase in MPAL's legal costs in Australia.

         Shareholder communications decreased 9% from $33,000 in 2001 to $30,000 in 2002 because of the Company's efforts to reduce costs.

          Other administrative expenses increased 58% from $91,000 in 2001 to $144,000 in 2002 because of the reduction in the amount of overhead that MPAL, as operator, was able to charge its partners during 2002 and business taxes increased.

                                  Income Taxes

          Income tax expense decreased in 2002 to $26,000 from $489,000 in 2001. The components of income tax expense between MPC and MPAL were as follows:


                                              2002               2001
                                           ----------         -------
Pretax consolidated income                  $     107           $ 1,438
   MPC's losses not recognized                     63               130
   Permanent differences                         (139)             (129)
                                           -----------        ----------
Book taxable income                       $         31          $  1,439
                                          ============          ========

Australian tax rate                                30%               34%
                                                   ===               ===

Australian income tax provision           $          9           $   489
MPC income tax                                      17                 -
                                          ------------       -----------
Consolidated income tax provision          $        26           $   489
                                           ===========           =======

Current income tax provision               $        17           $   489
Deferred income tax provision                        9                 -
                                          ------------       -----------
Consolidated income tax provision           $       26          $    489
                                            ==========          ========

Effective tax rate                                25%               34%
                                                  ===               ===

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         MPC's 2002 income tax represents the 25% Canadian withholding tax on its Kotaneelee carried interest net proceeds. Australia enacted corporate tax rate reductions for the fiscal year ending June 30, 2002 reducing the rate from 34% to 30%.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.5336 at March 31, 2002 compared to a value of $.5104 at December 31, 2001. This resulted in a $746,000 credit to the foreign currency translation adjustments account for the three months ended March 31, 2002. The average exchange rate used to translate MPAL's operations in Australia was $.5186 for the quarter ended March 31, 2002, which is a 2% decrease compared to the $.5312 rate for the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Nine months ended March 31, 2002 vs. March 31, 2001

         The components of consolidated net income (loss) for the comparable periods were as follows:

                                                                             Nine months ended March 31,
                                                                             ---------------------------
                                                                              2002                        2001
                                                                      ---------------            -------------
MPC unconsolidated pretax loss                                           $(244,630)                  $(489,109)
MPC income tax expense                                                     (75,163)                          -
Share of MPAL pretax income (loss)                                        (113,660)                  1,833,338
Share of MPAL income tax (provision) benefit                               128,000                    (552,973)
                                                                         ---------                  -----------
Consolidated net income (loss)                                          $ (305,453)                  $ 791,256
                                                                        ===========                  =========

Net income (loss) per share (basic & diluted)                            $ (.01)                     $ .03
                                                                         ========                    =====

                                    Revenues

          Oil sales decreased 33% in 2002 to $2,435,000 from $3,616,000 in 2001 because of a 25% decrease in oil prices, the 6% Australian foreign exchange rate decrease discussed below and 5% decrease in the number of units sold. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                                                       Nine months ended March 31,
                                           2002 Sales                                     2001 Sales
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie               123,495               A.$41.47                 129,877              A.$55.08

         Gas sales increased 2% to $6,312,000 in 2002 from $6,184,000 in 2001 primarily because of Kotaneelee gas sales in 2002 of $341,000 (none in 2001) for the production period May 2001 - December 2001, which was partially offset by the 6% Australian foreign exchange rate decrease discussed below. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

                                                    Nine months ended March 31,
                                            2002 Sales                                 2001 Sales
                                         Bcf       Average price per mcf            bcf       Average price per mcf
                                         ---       ---------------------            ---       ---------------------
                                                           (A.$)                                      (A.$)
Australia: Palm Valley
  Alice Springs contract                .707                3.10                    .745              3.10
  Darwin contract                      1.695                2.06                   1.658              2.06
Australia: Mereenie
  Darwin contact                       2.434                2.45                   2.316              2.51
  Other                                 .279                3.53                    .382              3.23
                                      ------                                      ------
       Total                           5.115                                       5.101
                                       =====                                       =====


         Other production related revenues increased 71% to $1,211,000 in 2002 from $710,000 in 2001. The primary reason for this increase was that MPAL's share of gas pipeline tariffs increased to $1,154,000 in 2002 from $649,000 in 2001. During 2002, MPAL recorded an additional amount of gas pipeline tariff revenue of approximately $595,000 to reflect a resolution of a dispute regarding the calculation of pipeline tariffs.

         Interest income decreased 33% to $472,000 in 2002 from $709,000 in 2001 because of the 6% Australian foreign exchange rate decrease discussed below, lower interest rates and less funds available for investment.

                               Costs and Expenses

         Production costs increased 7% in 2002 to $2,735,000 from $2,546,000 in 2001 because of the cost of various safety improvements and remedial work performed in the Palm Valley and Mereenie fields.
..
         Exploration and dry hole costs increased 145% to $3,720,000 in 2002 from $1,518,000 in 2001. The 2002 and 2001 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. In addition, the costs in 2002 include the dry hole costs (a total of $2.7 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia.

          Salaries and employee benefits decreased 24% to $944,000 in 2002 from $1,247,000 in 2001 primarily because of the 6% decrease in the Australian foreign exchange rate as discussed below and a decrease in payroll costs in Australia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Depletion, depreciation and amortization increased 31% from $1,944,000 in 2001 to $2,553,000 in 2002. The increase in DD&A was partially offset by the 6% decrease in the Australian exchange rate discussed below. The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements. The cost of these expenditures increased the amount of depletion by approximately $290,000 in the 2002 period. In addition, there was a 25% net decrease in the reserve base used to calculate the depletion rate during 2002 which also increased DD&A expense.

          Auditing, accounting and legal expenses increased 5% from $196,000 in 2001 to $206,000 in 2002 primarily because of an increase in MPAL's legal costs in Australia.

         Shareholder communications decreased 10% from $154,000 in 2001 to $139,000 in 2002 primarily because of the 6% decrease in the Australian foreign exchange rate as discussed below and because of the Company's efforts to reduce costs.
         .
          Other administrative expenses increased 15% from $522,000 in 2001 to $599,000 in 2002 because of the reduction in the amount of overhead that MPAL, as operator, was able to charge its partners during 2002. In addition, business taxes increased approximately $40,000 during 2002. MPC's franchise taxes increased $27,000 and MPAL fringe benefit taxes increased $17,000 during 2002.

                                  Income Taxes

          Income tax expense changed in 2002 to a tax benefit of $172,000 from a tax provision of $1,081,000 in 2001. The components of income tax expense between MPC and MPAL were as follows:

                                                     2002              2001
                                                  ----------         ------
Pretax consolidated income (loss)                 $   (464)            $ 3,094
   MPC's losses not recognized                         245                 489
   Permanent differences                              (602)               (403)
                                                   --------            --------
Book taxable income (loss)                         $  (821)            $  3,180
                                                   =========           ========

Australian tax rate                                    30%                 34%
                                                       ===                 ===

Australian income tax benefit (provision)          $    245            $ (1,081)
MPC income tax provision                                (75)                  -
                                                   ---------         ----------
Consolidated income tax benefit (provision)        $    172            $ (1,081)
                                                   ========            =========

Current income tax provision                       $    (75)           $ (1,081)
Deferred income tax benefit                             245                   -
                                                    -------           ---------
Consolidated income tax benefit (provision)         $   172            $ (1,081)
                                                    =======            =========
Effective tax rate                                     (37)%               35%
                                                       =====               ===


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


         MPAL's loss during the 2002 period resulted in the income tax benefit. MPC's 2002 income tax represents the 25% Canadian withholding tax on its Kotaneelee carried interest net proceeds. Australia enacted corporate tax rate reductions for the fiscal year ending June 30, 2002 reducing the rate from 34% to 30%.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to .5336 at March 31, 2002 compared to .5104 at June 30, 2001. This resulted in a $751,000 credit to the foreign currency translation adjustments account for the nine months ended March 31, 2002. The 5% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at March 31, 2002 from the June 30, 2001 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5146 for the nine months ended March 31, 2002, which is an 6% decrease compared to the $.5459 rate for the nine months ended March 31, 2001.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk other than as previously discussed regarding foreign currency risk, as the only market sensitive instruments are its investments in marketable securities. At March 31, 2002, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $12.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         MAGELLAN PETROLEUM CORPORATION


                           PART II - OTHER INFORMATION

                                 March 31, 2002

Item 5.           Other Information

         During January 2002, the Marabou-1 well in Permit WA-281-P in the Browse Basin offshore Western Australia was plugged and abandoned having reached a total depth of approximately 12,300 feet.

         MPAL expects to participate in the drilling of three wells in the Cooper Basin of South Australia beginning in June 2002. MPAL's share of the cost of these wells is estimated to be approximately $750,000.

          During April 2002, MPAL was granted Petroleum Exploration Permit PEP 38222 in the Great South Basin south of the South Island in New Zealand. The five year permit requires a firm work program estimated to cost approximately $123,000 during the first 18 months. The remaining work program of approximately $9,461,000 is contingent on the results of the firm work program.

          During early 2002, MPAL and its other United Kingdom co-venturers were successful in bidding for two new areas in the Weald - Warsex Basins offshore southern England. PEDL112 (MPAL 33 1/3 %) has been awarded over an area in Kent and PEDL113 (MPAL 30%) over an area adjacent and north of PEDL098 on the Isle of Wight. MPAL's share of the estimated minimum work program for these permits is approximately $54,000.

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

          On January 9, 2002, the Company filed a Current Report on Form 8-K to report Marabou-1 well in Exploration Permit WA-281-P in the Browse Basin offshore Western Australia was being plugged and abandoned having reached a total depth of approximately 12,300 feet.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 March 31, 2002



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                         MAGELLAN PETROLEUM CORPORATION
                                   Registrant





Date:  May 14 , 2002                     By /s/ James R. Joyce
                                       --------------------------------
                                         James R. Joyce, President and
                                         Chief Financial and Accounting Officer