Form 10-K
period 2002-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2002-09-26
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              June 30, 2002
                                   ---------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

         Commission file number    1-5507
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

  Registrant's telephone number, including area code (203) 245-7664
                                                     ----------------

  Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
             Title of each class                           which registered
-----------------------------------------------------     ------------------

     Common stock, par value $.01 per share             Boston Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $19,548,000 at September 23, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common stock, par value $.01 per share, 24,607,376 shares outstanding as of September 23, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2002, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                          Page

                         PART I


Item 1.  Business                                                          4

Item 2.  Properties                                                        15

Item 3.  Legal Proceedings                                                 21

Item 4.  Submission of Matters to a Vote of Security Holders               23

                         PART II

Item 5.  Market for the Company's Common Stock and Related
         Stockholder Matters                                               24

Item 6.  Selected Consolidated Financial Information                       25

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk        36

Item 8.  Financial Statements and Supplementary Data                       37

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                               73

                        PART III

Item 10. Directors and Executive Officers of the Company                   73

Item 11. Executive Compensation                                            73

Item 12. Security Ownership of Certain Beneficial Owners and Management    73

Item 13. Certain Relationships and Related Transactions                    73

                        PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  74

                   --------------------

  Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 23, 2002 was approximately A.$1.00 equaled U.S. $.54 .

                                     PART I

Item 1.  Business

         Magellan Petroleum Corporation (the Company or MPC) is engaged, directly and indirectly, through its majority-owned subsidiary, in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2002, MPC's principal asset was a 52% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia.

         MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and 18.2% of MPAL's outstanding stock. Origin Energy Limited, a publicly owned Australian company, owned 17.1% of MPAL's outstanding stock at June 30, 2002.

         MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. See Item 3 - Legal Proceedings.

         The following chart illustrates the various relationships between MPC and the various companies discussed above.









         The following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART


                    MPC owns 52% of MPAL.
                    MPC owns 2.67% of the Kotaneelee Field, Canada.
                    MPAL owns 52% of the Palm Valley Field, Australia. MPAL owns 35% of the Mereenie Field, Australia. Origin Energy Limited owns 17.1% of MPAL.
                    SANTOS owns 18.2% of MPAL.
                    SANTOS owns 48% of the Palm Valley Field, Australia. SANTOS owns 65% of the Mereenie Field, Australia.

         (a)      General Development of Business.
                  -------------------------------

                  Operational Developments Since the Beginning of the Last Fiscal Year.
                  ---------------------------------------------------------

AUSTRALIA

Mereenie

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of the Mereenie field proved developed oil reserves was approximately 520,000 barrels and 14.4 billion cubic feet (bcf) of gas at June 30, 2002.

         During fiscal 2002, MPAL's share of oil sales was 162,000 barrels and
3.6 bcf of gas sold which is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water Authority (PAWA) and Gasgo Pty. Ltd., a company PAWA wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts" below.

         The leases covering the Mereenie field are due to expire in November 2002 and applications have been made to the Northern Territory governmental authorities to renew the leases. Concurrently, negotiations have commenced with the Aboriginal landowners. MPAL expects that the leases will be renewed.

Palm Valley

         MPAL has a 52% interest in, and is the operator, of the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 48% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts" below. MPAL's share of the Palm Valley proved developed reserves was 14.7 bcf at June 30, 2002. Effective December 1, 2001, MPAL acquired the 1.248% interest in the Palm Valley field held by Kufpec Australia Pty, Ltd. for approximately $270,000 and increased its interest from 50.8% to 52%. During fiscal 2002, MPAL's share of gas sales was
3.2 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 5%. As of June 30, 2001, the remaining estimated proved reserves at Palm Valley were reduced by approximately 46% to reflect the inability of the field to deliver the amount of gas that has been contracted. Under the terms of the sales contract, PAWA is obligated to pay for the capital costs of maintaining production levels to meet the annual contract volumes. For more than five years, PAWA has been on notice that additional drilling would be necessary to meet the contract supply requirements. The Palm Valley producers and PAWA have executed a Heads of Agreement to resolve these matters with the likely drilling of a well at Palm Valley in the second quarter of calendar year 2003.

Gas Supply Contracts

         In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas. Both the Palm Valley and Mereenie contracts expire in the year 2009. Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka.

         At June 30, 2002, MPAL's commitment to supply gas under the above agreements as revised under the Heads of Agreement discussed above was as follows:

                                    Period                          Bcf
                                    ------                          ---
                         Less than one year                         6.91
                         Between 1-5 years                         25.38
                         Greater than 5 years                      15.02
                                                                   -----
                         Total                                     47.31
                                                                   =====

Dingo Gas Field

         MPAL has a 34.3% interest in the Dingo gas field which is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the Northern Territory, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.

Browse Basin

         During fiscal year 1999, MPAL (17.5%) and its partners were granted exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. After a three year program of 2D and 3D seismic acquisition to define drilling prospects in the permits, two wells were drilled during fiscal year 2002. Both wells were dry holes at a total cost of $2.7 million to MPAL and the cost is included in exploratory and dry hole costs. MPAL has withdrawn from all of these permits.

         During fiscal year 2000, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin. During fiscal 2001, MPAL applied for a permit over area WA-311-P which is adjacent to WA-288-P and the permit was granted on September 3, 2001. At June 30, 2002, MPAL's share (100%) of the work obligations of the three permits totaled $9,887,000 ($112,000 obligatory and $9,775,000 discretionary). MPAL has reached an agreement in principle with INPEX Corporation, a Japanese company, to farm out permits WA-288-P and WA-311-P. INPEX will earn a 65% interest in each permit by paying for the cost of drilling a well, Strumbo-1, in early 2003. MPAL will retain a 35% interest in the permits.

Carnarvon Basin

         During fiscal year 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. At June 30, 2002, MPAL's share (100%) of the work obligations of the permit totaled $4,074,000 all of which is discretionary. Tap Oil, an Australian company, has agreed to participate in the drilling of a well on the permit and will earn a 15% interest in the permit. MPAL is seeking additional partners to share the cost of drilling a well.

Maryborough Basin

         MPAL holds a 98% interest in exploration permit ATP 613P, in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has an application pending for permit ATP 674P which is adjacent to ATP 613P. MPAL is seeking partners to drill a well to test the gas potential of the block in exchange for an interest in the permit. At June 30, 2002, MPAL's share of the work obligations of the two permits totaled $1,128,000 ($423,000 obligatory and $705,000 discretionary).

Cooper Basin

         During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks (PEL 94 and PEL 95) in South Australia's Cooper Basin. At June 30, 2002, MPAL's share of the work obligations of the two permits totaled $2,903,000 ($2,086,000 obligatory and $817,000 discretionary). During August 2002, Maslins-1, the first of a three well program, was drilled. The well was a dry hole. The second well, Aldinga-1 was completed in September 2002. The well has been cased and suspended for future completion for oil production. Production testing is scheduled for the fourth quarter of 2002. The third well, Henley-1, which was drilled in early September 2002, was a dry hole. Each well is estimated to cost approximately $550,000 (MPAL share - $275,000).

         During fiscal year 2001, MPAL (50%) and its partner Beach Petroleum NL were also successful in bidding for two additional exploration blocks (PELA 110 and PELA 116) in the Cooper Basin. At June 30, 2002, MPAL's share of the work obligations of the two permits totaled $1,959,000 ($1,043,000 obligatory and $916,000 discretionary).

Canning Basin

         During fiscal year 2001, MPAL acquired a 37.5% working interest in each of exploration permits WA-306-P and WA-307-P in the Barcoo Sub-basin of the offshore Canning Basin adjacent to the Browse Basin. Antrim Energy, a Canadian company, is the operator of the joint venture. At June 30, 2002, MPAL's share of the work obligations of the two permits totaled $254,000 all of which is obligatory.

NEW ZEALAND

         During fiscal year 2001, MPAL earned a 7.5% interest in permit PEP 38256 in the Canterbury Basin of New Zealand by funding part of the cost of drilling the Ealing-1 exploration well which was plugged and abandoned. The cost of approximately $336,000 was included in exploratory and dry hole costs during fiscal year 2001. There are no work obligations at June 30, 2002.

         During fiscal 2002, MPAL (100%) was granted exploration permit PEP 38222 offshore south of the South Island of New Zealand. At June 30, 2002, MPAL's share of the work obligations of the permit totaled $10,131,000 ($142,000 obligatory and $9,989,000 discretionary).

UNITED KINGDOM

         During fiscal year 2001, MPAL acquired a 30% interest in two licenses in southern England in the Weald-Wessex basin. The two licenses; PEDL 098 in the Isle of Wight and PEDL 099 in the Portsdown area of Hampshire, were each granted for a period of six years. At June 30, 2002, MPAL's share of the work obligations of the permit total $622,000, all of which is obligatory.

         During fiscal year 2002, MPAL acquired two additional licenses in southern England. The two licenses; PEDL 113 (30%) in the Isle of Wight and PEDL 112 (33 1/3%) in the Kent area on the margin of the Weald-Wessex basin were each granted for a period of six years. At June 30, 2002, MPAL's share of the work obligations of the permit totaled $611,000, ($99,000 obligatory and $512,000 discretionary).

UNITED STATES

Baca County, Colorado

         During fiscal 2002, MPAL held leases in Baca County, Colorado, in which an exploration company drilled two wells during late 2001. MPAL elected to participate (25%) in the completion of the wells for production, both of which were dry holes. MPAL has now withdrawn from the area. The cost of approximately $62,000 is included in exploratory and dry hole costs.

CANADA

         MPC owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Devon Canada Corporation is the operator of this partially developed field which is connected to a major pipeline system. During the month of June 2002, average production from the field was approximately 36.7 million cubic feet per day compared to 41.8 million cubic feet per day in June 2001.

         Production at Kotaneelee commenced in February 1991. According to government reports, total production in bcf from the Kotaneelee gas field for the calendar years 1991 through 2001 has totaled 181 bcf as follows: 1991 - 8.1, 1992 - 18.0, 1993 -17.5, 1994 - 16.7, 1995 - 15.7, 1996 - 15.2, 1997 - 14.4,
1998 - 16.0, 1999 - 22.3, 2000 - 20.2 and 2001 - 16.9.

         On January 19, 2001, MPC's carried interest account in the Kotaneelee gas field reached undisputed payout status. During fiscal year 2001, MPC began accruing its share of Kotaneelee net proceeds as income. MPC began receiving regular payments of its share of Kotaneelee gas revenues during December 2001. See Item 3 - Legal Proceedings for a discussion of litigation relating to the Kotaneelee field which may affect the status of the carried interest and the amount of the carried interest account.

         (b)      Financial Information about Industry Segments.
                  ---------------------------------------------
     Company is engaged in only one industry, namely, oil and gas exploration, development, production and sale. The Company conducts such business through its two operating segments; MPC and its majority owned subsidiary MPAL. See Item 8. Notes 11 and 12 to the Consolidated Financial Statements.


         (c)      (1)     Narrative Description of the Business.
                          -------------------------------------

                  MPC was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967. MPC is directly engaged in the exploration for, and the development and production and sale of oil and gas reserves in Canada, and indirectly through its subsidiary MPAL in Australia, New Zealand and the United Kingdom.

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

   Permit                                             Expiration Date                 Location
   --------------------------------------------       ---------------              ----------------
   Petroleum Lease No. 4 and No.5 (Mereenie)           November 2002                Northern Territory
   Petroleum Lease No. 3 (Palm Valley)                 November 2003                Northern Territory
   Retention License 2 (Dingo)                          October 2003                Northern Territory
   ATP 613P (Maryborough)                                March 2003                     Queensland
   ATP 674P (Maryborough)                           Application pending                 Queensland
   WA-291-P (Carnarvon Basin)                           August 2005             Offshore Western Australia
   WA-287-P (Browse Basin)                             February 2005            Offshore Western Australia
   WA-288-P (Browse Basin)                             February 2005            Offshore Western Australia
   WA-311-P (Bonaparte Basin)                          September 2007           Offshore Western Australia
   WA-306-P (Canning Basin)                              July 2006              Offshore Western Australia
   WA-307-P (Canning Basin)                             August 2006             Offshore Western Australia
   PEL 94(Cooper Basin)                                November 2006                  South Australia
   PEL 95 (Cooper Basin)                                October 2006                  South Australia
   PELA 110(Cooper Basin)                           Application pending               South Australia
   PELA 116 (Cooper Basin)                          Application pending               South Australia
   PEP 38256 (Canterbury Basin)                       Renewal pending                   New Zealand
   PEP 38222 (Great South)                               April 2007                     New Zealand
   PEDL 098 (Weald/Wessex Basins)                      September 2006                 United Kingdom
   PEDL 099 (Weald/Wessex Basins)                      September 2006                 United Kingdom
   PEDL 112 (Weald/Wessex Basins)                       January 2008                  United Kingdom
   PEDL 113 (Weald/Wessex Basins)                       January 2008                  United Kingdom

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

                  Furthermore, various forms of energy legislation which have been or may be proposed in the countries in which the Company holds interests may substantially affect competitive conditions. However, it is not possible to predict the nature of any such legislation which may ultimately be adopted or its effects upon the future operations of the Company.

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

         At June 30, 2002, the Company had accrued $1,242,000 for future site restoration costs for the Mereenie, Palm Valley and Dingo fields. The balance of the estimated liability was $2,806,000 at June 30, 2002. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses the accounting for obligations arising from the retirement of tangible long-lived assets and expands the scope to include obligations that are identifiable by the entity upon acquisition, construction and during the operating life of a long-lived asset. The statement requires asset retirement obligations (AROs) to be initially measured at fair value at the time the obligation is incurred. SFAS No. 143 is effective for the Company's 2003 fiscal year. The Company is currently assessing SFAS No. 143 and the accounting for future site restoration costs to determine whether there will be any significant effect on earnings or the financial condition of the Company.

         (xiii)   Number of Persons Employed by Company.
                  -------------------------------------

                  At June 30, 2002, MPC had one part-time employee in the United States and MPAL had 30 employees in Australia. MPC relies to a great extent on consultants for legal, accounting, administrative and geological services.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                  (1) Financial Information Relating to Foreign and Domestic Operations.
                           -----------------------------------------------------

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

                  (3) Data Which are Not Indicative of Current or Future Operations.
                           --------------------------------------------------

                           None.

Item 2.  Properties.

         (a) MPC has interests in properties in Australia through its 52% equity interest in MPAL which holds interests in the Northern Territory, Queensland, South Australia and Western Australia. MPAL also has interests in New Zealand and the United Kingdom. In Canada, MPC has a direct interest in one lease. For additional information regarding the Company's properties, See Item 1 - Business.

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

                  (2)      Reserves reported to other agencies.
                           -----------------------------------

                           None

                  (3)      Production.

                           The average sales price per unit of production for
the following fiscal years are as follows:
                                              June 30,
                                              --------
                               2002             2001              2000
                               ----             ----              ----
Australia:
Gas (per mcf)                A.$ 2.53         A.$ 2.53          A.$ 2.51
Crude oil (per bbl)          A.$41.70         A.$54.64          A.$39.14

                           The average  production  cost per unit of  production
for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia. During fiscal 2002 and 2001, the cost of remedial work on various wells in the Mereenie field and lower production levels increased production costs.
                                              June 30,
                                              --------
                               2002             2001              2000
                               ----             ----              ----
Australia:
Gas (per mcf)                A.$   .46        A.$   .43         A.$   .46
Crude oil (per bbl)          A.$ 25.09        A.$ 21.24         A.$ 17.91

                  (4)      Productive Wells and Acreage.

                           Productive wells and acreage at June 30, 2002:

                               Productive Wells
                        -----------------------------------
                       Oil                         Gas                       Developed Acreage
                       ---                         ---                       -----------------
               Gross          Net          Gross          Net          Gross Acres         Net Acres
               -----          ---          -----          ---          -----------         ---------

Australia       25.0           8.8          16.0           6.37            72,025              30,001
Canada             -             -           2.0            .05             3,350                  89
                -----         -----         ----           -----          -------           ---------
                25.0           8.8          18.0           6.42            75,375              30,090
                ====           ===          ====           ====            ======              ======

                  (5)      Undeveloped Acreage.

                           The Company's undeveloped acreage (except as
indicated below) is set forth in the table below:

                                      GROSS AND NET ACREAGE AS OF JUNE 30, 2002

             MPAL has interests in the following properties (before royalties). MPC has an interest in these properties through its 52% interest in MPAL.

                                                                   MPAL                               The Company
                                               -----------------------------------------       -----------------------
                                                                   Net           Interest          Net          Interest
                                               Gross Acres        Acres             %             Acres             %
                                               -----------        -----             -             -----             -
Australia
Northern Territory:
  Amadeus Basin:
    Mereenie (OL4&5)(1)                             69,407          24,292         35.00            12,632        18.20
    Palm Valley (OL3)(2)                           151,905          79,026         52.00            41,094        27.05
    Dingo (RL2)                                    115,596          39,696         34.34            20,642        17.86
                                                ----------     -----------                      ----------
    Total Amadeus Basin                            336,908         143,014                          74,368
                                                ----------      ----------                      ----------

Queensland:
  Maryborough Basin (ATP 613P)                     342,836         335,979         98.00           174,709        50.96
  Maryborough Basin (ATP 674P)                   1,942,161       1,942,161        100.00         1,009,924        52.00
                                                 ---------       ---------                       ---------
                                                 2,284,997       2,278,140                       1,184,633
                                                 ---------       ---------                       ---------
South Australia:
  Cooper Basin (PEL94/95)                        1,621,802         810,902         50.00           421,669        26.00
  Cooper Basin (PELA110/116)                     1,058,395         529,198         50.00           275,183        26.00
                                                 ---------         -------                         -------
                                                 2,680,197       1,340,100                         696,852
                                                 ---------       ---------                         -------
Western Australia:
  Carnarvon WA-291-P                             2,205,710       2,205,710        100.00         1,146,969        52.00
  Browse WA-287-P                                  515,736         515,736        100.00           268,183        52.00
  Browse WA-288-P                                  513,266         513,266        100.00           266,898        52.00
  Browse WA-311-P                                  492,765         492,765        100.00           256,238        52.00
  Canning WA-306/307                             1,986,621         744,983         37.50           387,391        19.50
                                                 ---------       ---------                       ---------
                                                 5,714,098       4,472,460                       2,325,679
                                                 ---------       ---------                       ---------

United Kingdom
  PEDL098/099                                       96,083          28,825         30.00            14,989        15.60
  PEDL112                                           98,800          32,933         33.33            17,125        17.33
  PEDL113                                           29,640           8,892         30.00             4,624        15.60
                                                  --------         -------                         -------
                                                   224,523          70,650                          36,738
                                                   -------          ------                          ------
New Zealand
  PEP38222                                       3,015,870       3,015,870        100.00         1,568,252        52.00
  PEP38746/48/53                                    53,599          13,400         25.00             6,968        13.00
  PEP 38256                                      1,372,332         102,925          7.50            53,521         3.90
                                                 ---------       ---------                      ----------
                                                 4,441,801       3,132,195                       1,628,741
                                                 ---------       ---------                       ---------

Total MPAL                                      15,682,524      11,436,559                       5,947,011
                                                ----------      ----------                       ---------

Properties held directly by MPC:
Canada
  Yukon and Northwest Territories:
    Carried interest(3)                             31,885                                             850        2.67
                                                ----------                                      ----------
Total                                           15,714,409                                       5,947,861
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

                  (6)      Drilling activity.
                           -----------------

                           Productive and dry net wells drilled during the
following years (data concerning Canada is insignificant):

                                       Australia/New Zealand
                                       ---------------------
 Year ended                 Exploration                  Development
                            -----------                  -----------
  June 30,          Productive             Dry    Productive            Dry
  --------          ----------             ---    ----------            ---
    2002                 -                 .35        -                  -
    2001                 -                 .12        -                  -
    2000                 -                  -        .70                 -

                                           Americas
                                           --------
 Year ended                 Exploration                  Development
                            -----------                  -----------
  June 30,          Productive             Dry    Productive            Dry
  --------          ----------             ---    ----------            ---
    2002                 -                 .50        -                  -
    2001                 -                  -         -                  -
    2000                 -                  -         -                  -

                  (7)      Present Activities.
                           ------------------

                           There were no wells being drilled at June 30,  2002.
See Item 1 - Cooper  Basin for a  discussion  of the present activities of MPAL.

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

         The plaintiffs claim that the defendants breached a contractual obligation and a fiduciary duty owed to the Plaintiffs to market gas from the Kotaneelee gas field when it was possible. The plaintiffs assert that marketing the Kotaneelee gas was possible in 1984 and that the defendants deliberately failed to do so. The plaintiffs seek monetary damages and the forfeiture of the Kotaneelee gas field. The plaintiffs presented evidence at trial that the monetary damages sustained by the plaintiffs were approximately Cdn.$110 million (MPC share-U.S.$5.5 million).

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

         (b) The defendants made improper charges to the carried interest account in the amount of approximately U.S.$3.4 million (MPC share - $91,000) in connection with the repair and rebuilding of the field's dehydration facilities.

         (c) Defendant Amoco Canada was not entitled to make gas processing fee charges to the carried interest account. The Company estimates that MPC's share of charges made to date is approximately U.S.$1.5 million including interest.

         The court made no ruling on the issue of taxable costs of the litigation, saying only that "Costs may be spoken to if and when necessary". The defendants appealed the trial court's decision in December 2001. Therefore, the final outcome remains uncertain.


         On January 19, 2001, MPC's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, the Company began accruing its share of Kotaneelee net proceeds as income.

         Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at June 30, 2002 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

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

                                                                        Length of Service     Other Positions Held
      Name                Age       Office Held                           as an Officer            with Company
-----------------         ---       -----------                          ---------------          -------------
James R. Joyce            61        President and                          Since 1993               Director
                                    Chief Financial Officer                Since 1990

T. Gwynn Davies           56        General Manager - MPAL           Since October 30, 2001         None

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

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
                  Matters.

         (a)      Principal Market

         The principal market * for MPC's common stock is the NASDAQ SmallCap market symbol [MPET]. The stock is also traded on the Boston Stock Exchange with the symbol [MPC]. The quarterly high and low prices and the number of shares traded on the most active market, NASDAQ, during the calendar quarterly periods indicated were as follows:

2002                                        1st Qtr.            2nd Qtr.          3rd Qtr.**            4th Qtr.
----                                        --------            --------          ----------            --------

High..................                         .95                1.11               1.07
Low...................                         .64                 .80                .63
Number of shares traded                      1,624,249          2,130,154         1,679,588




2001                                        1st Qtr.            2nd Qtr.           3rd Qtr.             4th Qtr.
----                                        --------            --------           ---------            --------

High..................                        1.19                1.65               1.12                   1.10
Low...................                         .81                 .76                .79                    .79
Number of shares traded                      2,081,855          2,745,248         1,250,958            2,039,599


2000                                        1st Qtr.            2nd Qtr.           3rd Qtr.             4th Qtr.
----                                        --------            --------           --------             --------

High..................                        1.97                1.50               1.38                   1.28
Low...................                        1.16                1.11                .97                    .72
Number of shares traded                      5,558,966          3,394,720          3,274,059             5,142,813
---------------------------------

* On September 20, 2002, the PCXE Equities, Inc. (PCXE) notified the Company that the Company's common stock had been delisted from trading on the Pacific Stock Exchange effective September 20, 2002. The PCXE based its decision upon the Company's failure to meet the minimum share price bid ($1.00) component of the PCXE's listing maintenance requirements [PCXE Rule 5.5(h)(4)].

** Through September 23, 2002, on which date the closing price was $.80  .


         (b)      Approximate Number of Holders of Common Stock at September 23,
                  2002
                  --------------------------------------------------------------

                  Title of Class                      Number of Record Holders
                  --------------                      ------------------------
                  Common stock, par
                  value $.01 per share                          8,200

         (c)      Frequency and Amount of Dividends
                  ---------------------------------

                  MPC has never paid a cash dividend on its common stock.

         Recent Sales of Unregistered Securities
         ---------------------------------------
                  None.

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

                                                                   Years ended June 30,
                                                                   --------------------
                                            2002           2001          2000           1999          1998
                                            ----           ----          ----           ----          ----

Financial Data                                $             $              $             $              $

Operating revenues                          13,700        14,008         16,330        13,398         15,235
                                            ======        ======         ======        ======         ======

Total revenues                              14,352        14,900         17,147        14,115         15,340
                                            ======        ======         ======        ======         ======

Net income                                      92         1,072          1,490           945          1,037
                                            ======         =====          =====        ======          =====

Net income per share (basic and diluted)         -           .04            .06           .04            .04
                                            ======         =====          =====        ======          =====

Working capital                             17,862        15,398         15,046        12,772         13,452
                                            ======        ======         ======        ======         ======

Cash provided by operating activities        4,013         3,044          6,149         4,993          6,737
                                             =====         =====          =====         =====          =====

Property and equipment (net)                17,046        16,482         21,741        26,725         23,019
                                            ======        ======         ======        ======         ======

Total assets                                40,166        37,498         43,976        44,234         39,779
                                            ======        ======         ======        ======         ======

Long-term liabilities                        3,974         3,982          5,190         6,910          6,512
                                             =====        ======          =====        ======          =====

Minority interests                          13,933        12,701         14,696        15,318         13,123
                                            ======        ======         ======        ======         ======

Stockholders' equity:
  Capital                                  43,332        43,426         43,838         43,838        43,782
  Accumulated deficit                     (15,751)      (15,843)       (16,914)       (18,405)      (19,350)
  Accumulated other comprehensive loss     (8,965)      (10,410)        (7,827)        (5,699)       (7,013)
                                           -------      --------        -------       ---------     ---------
  Total stockholders' equity                18,616        17,173         19,097        19,734         17,419
                                            ======        ======         ======        ======         ======

Exchange rate A.$=U.S. at end of period        .56           .51            .60           .67            .62
                                            ======        ======         =======       ======         ======

Common stock outstanding shares             24,607        24,698         25,108        25,108         24,982
                                            ======        ======         ======        ======         ======

Book value per share                           .76           .70            .76           .79            .70
                                            ======        ======         ======        ======         ======

Quoted market value per share                  .88          1.07           1.28          2.50           2.28
                                            ======        ======         ======        ======         ======

Operating Data

Standard measure of discounted future cash
  flow  relating  to  proved  oil  and gas
  reserves.(approximately 48% attributable to
   minority interests)
                                            26,000        33,000         44,000        53,000         48,000
                                            ======        ======         ======        ======         ======

  Annual production (Net of royalties)
  Gas (bcf)                                    6.0           5.7            6.0           5.9            5.8
                                               ===           ===            ===           ===            ===

  Oil  (bbls)(In thousands)(net of royalties)  141           148            172           205            248
                                               ===           ===            ===           ===            ===

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

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

Recently Issued Statements Of Financial Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company's fiscal year 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Due to the extensive number of documents that must be reviewed and estimates that must be made to assess the effects of the statement, the expected impact of adoption of SFAS 143 on the Company's financial position or results of operations has not yet been determined.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is required to be adopted prospectively for the Company's 2003 fiscal year. SFAS 144 supercedes previous guidance related to the impairment or disposal of long-lived assets. For long-lived assets to be held and used, it resolves certain implementation issues of the former standards, but retains the basic requirements of recognition and measurement of impairment losses. For long-lived assets to be disposed of by sale, it broadens the definition of those disposals that should be reported separately as discontinued operations. There will be no impact on the Company in adopting SFAS 144.

Critical Accounting Policies

Oil and Gas Properties

     The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units of production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future.

         Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred.

Site Restoration Costs

     Future site restoration costs are accrued over the period required to produce all the proved reserves of petroleum in the various areas of interest for the estimated future restoration obligations in respect of such areas. The estimated restoration obligations recognized include removal of facilities, abandoning of wells and restoring the disturbed areas and are based upon current undiscounted costs, current legal requirements and current technology. Estimates of future restoration obligations are reviewed and reassessed regularly and if revisions to estimates arise, they are made on a prospective basis. In fiscal year 2003, the Company will adopt SFAS 143 as discussed above.

Revenue Recognition

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

(1)      Liquidity and Capital Resources

         During the quarter ended June 30, 2001, MPC began accruing its share (2.67%) of Kotaneelee net proceeds as income. MPC began receiving regular payments of its share of Kotaneelee gas revenues during December 2001. During fiscal 2002, MPC recorded $483,000 of Kotaneelee gas sales compared to $392,000 of gas sales in fiscal 2001.

     Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at June 30, 2002 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. The court also made no ruling on the issue of taxable costs of the litigation (See Item 3. Legal Proceedings). Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

Consolidated

         At June 30, 2002, the Company on a consolidated basis had approximately $17.5 million of cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period        $12,792,000
         Cash provided by operations                               4,013,000
         Dividends to MPAL minority shareholders                    (586,000)
         Net additions to property and equipment                  (1,752,000)
         Effect of exchange rate changes                           1,298,000
         Marketable securities which matured                         114,000
         Repurchases of common stock                                 (94,000)
                                                                ------------
         Cash and cash equivalents at end of period              $15,785,000
                                                                 ===========

As to MPC (unconsolidated)

         At June 30, 2002, MPC, on an unconsolidated basis, had working capital of approximately $2.4 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2002, MPC purchased approximately 337,000 shares of MPAL's stock at a cost of approximately $337,000.

         During fiscal 2002, MPC received a dividend from MPAL of $621,000 which was added to MPC's working capital.

          During the fiscal year 2001, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At June 30, 2002, MPC had purchased 500,850 of its shares at a cost of approximately $506,000.

As to MPAL

         At June 30, 2002, MPAL had working capital of approximately $15.5 million. MPAL has budgeted approximately $3.5 million for specific exploration projects in the fiscal year 2003 as compared to the $4.1 million expended during fiscal 2002. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2007. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

 Fiscal Year     Required Expenditures   Contingent Expenditures        Total
 -----------     ---------------------   -----------------------        -----

     2003               $ 2,323,000              $    84,000         $ 2,407,000
     2004                   879,000                7,945,000           8,824,000
     2005                   963,000               14,113,000          15,076,000
     2006                   616,000                2,454,000           3,070,000
     2007                         -                1,421,000           1,421,000
                        ----------               -----------         -----------
    Total               $4,781,000               $26,017,000         $30,798,000
                        ==========               ===========         ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties. In addition to the above commitments, MPAL has commitments of approximately $924,000 with respect to the Palm Valley and Mereenie fields which have not been included in the consolidated financial statements.

(2)      Results of Operations

2002 vs. 2001

         The components of consolidated net income for the fiscal years 2002 and 2001 were as follows:

                                                             Year ended June 30,
                                                             -------------------
                                                            2002            2001
                                                            ----            ----
MPC unconsolidated pretax loss                          $  (236,629)   $   (220,599)
MPC income tax expense                                     (112,000)       (108,888)
Share of MPAL pretax income                                 402,411       1,897,096
Share of MPAL benefit of (provision for) income taxes        37,939        (495,845)
                                                          ---------      -----------
Consolidated net income                                 $    91,721     $ 1,071,764
                                                          =========      ===========

Net income per share (basic and diluted)                     $ -             $.04
                                                             ====            ====

                                    Revenues

          Oil sales decreased 30% in 2002. Oil sales in Australia in 2002 amounted to $3,259,000 as compared to $4,639,000 in 2001 because of a 24% decrease in oil prices, a 5% decrease in the number of units produced and the 3% Australian foreign exchange decrease discussed below. Oil unit sales (before deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:



                                                Fiscal 2002 Sales                       Fiscal 2001 Sales
                                                -----------------                       -----------------
                                                          Average Price                              Average Price
                                            Bbls             per bbl                Bbls                per bbl
                                            ----             -------                ----                -------

  Australia - Mereenie                    161,650              A.$41.70           170,037                 A.$54.64

 Gas sales increased 2% in fiscal 2002. Gas sales increased from $8,537,000 in 2001 to $8,667,000 in 2002 primarily because of the 2% increase in the volume of gas sold in Australia which was offset by the 3% Australian foreign exchange decrease discussed below. Effective December 1, 2001, MPAL acquired the 1.248% interest in the Palm Valley field held by Kufpec Australian Ltd. Gas sales in 2002 include $483,000 ($392,000 in 2001) of gas sales from the Kotaneelee gas field in Canada. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold in Australia during the periods indicated were as follows:


                                                Fiscal 2002 Sales                       Fiscal 2001 Sales
                                                -----------------                       -----------------
                                                          Average Price                              Average Price
                                            Bcf              per mcf                Bcf                 per mcf
                                            ---              -------                ---                 -------
  Australia:                                                  (A.$)                                     (A.$)
  Palm Valley
    Alice Springs contract               0.959                 3.15                0.970                  3.12
    Darwin contract                      2.285                 2.08                2.251                  2.07
  Mereenie
    Darwin contract                      3.233                 2.55                3.025                  2.56
    Other                                0.368                 3.56                0.461                  3.29
                                         -----                                     -----
            Total                        6.845                                     6.707
                                         =====                                     =====

         Other production income increased 113% to $1,774,000 in 2002 from $833,000 in 2001. Other production income includes royalties and MPAL's share of gas pipeline tariffs. During fiscal 2002, MPAL recorded an additional amount of gas pipeline tariff revenue of approximately $855,000 included in other production related revenues to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.

         Interest income in 2002 decreased 27%. Interest income in 2002 amounted to $652,000 as compared to $891,000 in 2001. Although more funds were available for investment, interest rates were substantially lower in 2002.

                               Costs and Expenses

         Production costs increased 8% in 2002 to $3,770,000 from $3,492,000 in 2001 primarily because remedial work was performed in 2002 in the Mereenie field.

     Exploratory and dry hole costs increased 155% to $4,143,000 in 2002 from $1,624,000 in 2001. The 2002 and 2001 costs relate primarily to the exploration work being performed on MPAL's offshore Western Australian properties. In addition, the costs in 2002 include the dry hole costs (a total of $2.7 million incurred primarily in the second quarter of fiscal 2002) of the Carbine-1 and the Maribou-1 wells which were drilled in the Browse Basin offshore Western Australia. The costs (in thousands) for MPC and MPAL were as follows:


                                                 2002                                    2001
                                  ----------------------------- ----      --------------------------------
Location                           MPAL           MPC          Total        MPAL           MPC        Total
--------                           ----           ---          -----        ----           ---        -----
United States/Belize           $    62               -     $     62    $       2              -    $     2
Australia/New Zealand            4,081               -        4,081        1,622              -      1,622
                               -------        --------      -------      -------        -------     ------
                                $4,143               -       $4,143       $1,624              -    $ 1,624
                                ======        ========       ======       ======        ========    ======



         Salaries and employee benefits decreased 26% to $1,248,000 in 2002 from $1,694,000 in 2001 primarily because of a reduction in MPAL personnel.

          Depreciation, depletion and amortization decreased 1% in 2002 to $3,447,000 from $3,474,000 in 2001. The decrease in depreciation, depletion and amortization is primarily the result of the 3% Australian foreign exchange decrease discussed below.

         Auditing, accounting and legal expenses increased 10% from $252,000 in 2001 to $278,000 in 2002 primarily because of an increase in MPAL's legal costs to resolve various disputes.

         Shareholder communications costs decreased 12% to $152,000 in 2002 compared to $172,000 in 2001 primarily because of the Company's efforts to reduce costs.

         Other administrative expenses increased 8% from $717,000 in 2001 to $776,000 in 2002 primarily because of a reduction in the amount of overhead that MPAL, as operator, charged its partners during 2002.

                                  Income Taxes

         Income tax expense decreased from $1,075,000 in 2001 to $39,000 in 2002. The effective income tax rate for 2002 was 7% compared to 31% in 2001. The components of income tax expense (benefit) in thousands were as follows:

                                                          2002          2001
                                                        --------     -------
Pretax consolidated income                               $ 537       $ 3,476
   MPC's losses not recognized                             237           221
   Permanent differences                                  (873)         (471)
                                                        -------   -----------
Book taxable income (loss)                               $(99)       $ 3,226
                                                         =====        ======

Australian tax rate                                       30%           34%
                                                          ===           ===

Australian income tax provision (benefit)                 $ (30)      $ 1,097
Tax (benefit) attributable to reconciliation of
  year end deferred tax liability                           (43)         (131)
                                                            ------    -------
MPAL Australian (benefit) provision for income tax
                                                            (73)          966
MPC income tax provision                                    112           109
                                                         ------       -------
Consolidated income tax provision                        $   39       $ 1,075
                                                         ======       =======

         MPC's 2002 and 2001 income tax represents the 25% Canadian withholding tax on its Kotaneelee net proceeds. In addition, Australia enacted corporate tax rate reductions for 2002 (34% to 30%) which reduced the provision by $131,000 in 2001. The utilization of prior year losses not previously taken into account also reduced the 2002 and 2001 provisions.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar increased to $.5635 at June 30, 2002 compared to $.5104 at June 30, 2001. This resulted in a $1,729,000 credit to accumulated translation adjustments for fiscal 2002. The 10% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 2002 from the June 30, 2001 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 2002 was $.5238, which is a 3% decrease compared to the $.5379 rate for fiscal 2001.


2001 vs. 2000

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

     Exploratory and dry hole costs totaled $1,624,000 during 2001 compared to $2,089,000 in 2000. The 2001 costs relate primarily to the work being performed on MPAL's offshore Australian properties. The cost ($336,000 incurred primarily in the second quarter of fiscal 2001) of the Ealing-1 exploration well in New Zealand, which was a dry hole, is also included in 2001. The 2000 costs also relate primarily to the work being performed on MPAL's offshore Western Australian properties. The costs (in thousands) for MPC and MPAL were as follows:


                                                 2001                                    2000
                                       --------------------------------         -------------------------------
Location                               MPAL           MPC          Total        MPAL           MPC        Total
--------                               ----           ---          -----        ----           ---        -----
United States/Belize                  $    2           -          $     2      $   32      $  124          $  156
Australia/New Zealand                  1,622           -            1,622       1,933           -           1,933
                                      ------      ------          -------      ------      ------         -------
                                      $1,624           -           $1,624      $1,965      $  124          $2,089
                                      ======      ======           ======      ======      ======          ======

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

         Other administrative expenses decreased 1% from $721,000 in 2000 to $717,000 in 2001 primarily because of the 14% Australian foreign exchange rate decrease discussed below. The decrease was offset by a reduction in the amount of overhead that MPAL, as operator, charged its partners during 2001.

                                  Income Taxes

         Income tax expense increased from $180,000 in 2000 to $1,075,000 in 2001. The effective income tax rate for 2001 was 31% compared to 5% in 2000. The components of income tax expense (benefit) in thousands were as follows:

                                                       2001            2000
                                                       ----            ----
Pretax consolidated income                            $ 3,476         $ 3,879
   MPC's losses not recognized                            221             710
   Permanent differences                                 (471)         (1,534)
                                                     --------        --------
Book taxable income                                   $ 3,226         $ 3,055
                                                     ========        ========

Australian tax rate                                      34%            36%
                                                         ===            ===

Australian income tax provision                        $ 1,097        $  1,100
Tax (benefit) attributable to reconciliation of
  year end deferred tax liability                         (131)         (1,034)
                                                       --------       ---------
MPAL Australian income tax provision                       966              66
MPC income tax provision                                   109             114
                                                       -------         -------
Consolidated income tax provision                      $ 1,075        $    180
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


Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
-------- ---------------------------------------------------------

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk, as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2002, the carrying value of such investments including those classified as cash and cash equivalents was approximately $17.2 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.  Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation as of June 30, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ Ernst & Young LLP


Stamford, Connecticut
September 18, 2002

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                                ------------------------------
                                                                                  2002                    2001
                                                                                  ----                    ----
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents                                                     $15,784,851             $12,792,191
  Accounts receivable                                                             4,162,821               4,580,809
  Marketable securities                                                             899,619                 846,063
  Inventories                                                                       377,847                 537,138
  Other assets                                                                      280,537                 283,372
                                                                                -----------             -----------
          Total current assets                                                   21,505,675              19,039,573
                                                                                -----------             -----------

Marketable securities                                                               794,070                 961,514

Property and equipment:
  Oil and gas properties (successful efforts method)                             44,155,824              37,723,278
  Land, buildings and equipment                                                   1,669,330               1,590,322
  Field equipment                                                                 1,189,093               1,054,060
                                                                                -----------             -----------
                                                                                 47,014,247              40,367,660
  Less accumulated depletion, depreciation and amortization                     (29,967,865)            (23,885,240)
                                                                                ------------            ------------
           Net property and equipment                                            17,046,382              16,482,420
                                                                                -----------             -----------

  Other assets                                                                      820,189               1,014,578
                                                                                -----------             -----------
  Total assets                                                                  $40,166,316             $37,498,085
                                                                                ===========             ===========
                    LIABILITIES, MINORITY INTERESTS
                    -------------------------------
                       AND STOCKHOLDERS' EQUITY
                       ------------------------
Current liabilities:
  Accounts payable                                                             $  2,323,781            $  1,907,672
  Accrued liabilities                                                             1,086,193                 741,972
  Income taxes payable                                                              233,339                 991,571
                                                                                -----------              ----------
          Total current liabilities                                               3,643,313               3,641,215
                                                                                 ----------              ----------

Long term liabilities:
  Deferred income taxes                                                           2,731,221               3,029,180
  Reserve for future site restoration costs                                       1,242,398                 953,210
                                                                                -----------              ----------
          Total long term liabilities                                             3,973,619               3,982,390
                                                                                -----------              ----------

Minority interests                                                               13,932,928              12,701,000

Commitments (Note 2)                                                                      -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 24,607,376 and 24,698,220 shares                                    246,074                 246,982
  Capital in excess of par value                                                 43,085,841              43,179,475
                                                                                -----------            ------------
  Total capital                                                                  43,331,915              43,426,457
  Accumulated deficit                                                           (15,750,935)            (15,842,656)
  Accumulated other comprehensive loss                                           (8,964,524)            (10,410,321)
                                                                                ------------           ------------
Total Stockholders' equity                                                       18,616,456              17,173,480
                                                                                -----------            ------------
Total liabilities, minority interests and stockholders' equity                  $40,166,316             $37,498,085
                                                                                ===========             ===========

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               Years ended June 30,
                                                                   ------------------------------------------
                                                                   2002               2001                2000
                                                                   ----               ----                ----

Revenues:
  Oil sales                                                      $ 3,259,213        $ 4,638,782        $ 4,636,595
  Gas sales                                                        8,667,431          8,537,064         10,509,600
  Other production related revenues                                1,773,808            832,516          1,183,570
  Interest income                                                    651,653            891,489            817,066
                                                                 -----------         ----------         ----------
                                                                  14,352,105         14,899,851         17,146,831
                                                                  ----------         ----------         ----------
Costs and expenses:
  Production costs                                                 3,770,438          3,492,045          4,492,443
  Exploratory and dry hole costs                                   4,143,449          1,623,914          2,088,871
  Salaries and employee benefits                                   1,248,136          1,693,998          1,780,076
  Depletion, depreciation and amortization                         3,447,444          3,473,758          3,670,417
  Auditing, accounting and legal services                            278,045            251,567            323,353
  Shareholder communications                                         151,897            171,710            191,057
  Other administrative expenses                                      776,077            716,777            721,255
                                                                  ----------         ----------         ----------
                                                                  13,815,486         11,423,769         13,267,472
                                                                  ----------         ----------         ----------

Income before income taxes and minority interests                    536,619          3,476,082          3,879,359
Income tax provision                                                  39,099          1,075,091            179,520
                                                                  ----------         ----------         ----------

Income before minority interests                                     497,520          2,400,991          3,699,839
Minority interests                                                   405,799          1,329,227          2,209,435
                                                                  ----------        -----------        -----------
Net income                                                        $   91,721        $ 1,071,764        $ 1,490,404
                                                                  ==========        ===========        ===========

Average number of shares:
  Basic                                                           24,622,980         24,979,572         25,108,226
                                                                  ==========         ==========         ==========
  Diluted                                                         24,622,980         24,979,572         25,227,519
                                                                  ==========         ==========         ==========

Per share, based on average number of shares
outstanding during the period:
Net income (basic and diluted)                                     $ -                $.04                $.06
                                                                   ====               ====                ====

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Three years ended June 30, 2002


                                                                                    Accumulated                          Total
                                                  Capital in                           other                         comprehensive
                       Number        Common       excess of       Accumulated      Comprehensive                         income
                      of shares       stock       par value         deficit             Loss            Total            (loss)
                      ---------       -----       ---------         -------             ----            -----            ------

July  1, 1999        25,108,226       $251,082   $43,586,606      $(18,404,824)     $(5,699,068)     $19,733,796
Net income                    -              -             -         1,490,404                -        1,490,404      $1,490,404
Foreign currency
  translation
  adjustments                 -              -             -                 -       (2,127,634)      (2,127,634)     (2,127,634)

                                                                                                                      -----------
Total
  comprehensive loss          -              -             -                 -                -                -      $ (637,230)
                     ----------        -------    ----------       -----------       ----------       ----------      ===========

June 30, 2000        25,108,226        251,082    43,586,606       (16,914,420)      (7,826,702)      19,096,566
Net income                    -              -             -         1,071,764                -        1,071,764      $1,071,764
Foreign currency
  translation
  adjustments                 -              -             -                 -       (2,816,765)      (2,816,765)     (2,816,765)
Unrealized gain on
  available-for-sale
  securities                  -              -             -                 -          233,146          233,146         233,146
                                                                                                                       ---------
Total
  comprehensive loss          -              -             -                 -               -                 -     $(1,511,855)
                                                                                                                     ============
Repurchases of
  common stock         (410,000)        (4,100)     (407,131)                -                -         (411,231)
                     ------------    ----------    ----------    -------------     ------------       -----------
June 30, 2001        24,698,226        246,982    43,179,475       (15,842,656)     (10,410,321)      17,173,480
Net income                    -              -             -            91,721                -           91,721         $91,721
Foreign currency
  translation
  adjustments                 -              -             -                 -        1,729,157         1,729,157       1,729,157
Unrealized loss on
  available-for-sale
  securities                  -              -             -                 -         (283,360)         (283,360)      (283,360)
                                                                                                                       ----------
Total
  comprehensive
  income                      -              -             -                 -                -                 -      $1,537,518
                                                                                                                       ==========
Repurchases of
  common stock           (90,850)          (908)     (93,634)                -                -           (94,542)
                      -----------     ---------- ------------     --------------     ------------        ---------
June 30, 2002         24,607,376     $  246,074  $ 43,085,841      $(15,750,935)     $(8,964,524)      $18,616,456
                      ----------     ----------  ------------      -------------     ------------      -----------


                          See accompanying notes.

                                           MAGELLAN PETROLEUM CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Years ended June 30,
                                                                 -----------------------------------------
                                                                 2002              2001               2000
                                                                 ----              ----               ----

Operating Activities:
  Net income                                                    $ 91,721       $ 1,071,764        $ 1,490,404
  Adjustments to reconcile net income to
       net cash provided by operating activities:
     Exploratory and dry hole costs                                    -                 -             70,634
     Depletion, depreciation and amortization                  3,447,444         3,473,758          3,670,417
     Deferred income taxes                                      (608,454)         (609,897)        (1,805,306)
     Minority interests                                          405,799         1,329,227          2,209,435
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                         (244,207)       (1,153,637)        (1,888,247)
    Other assets                                                (204,813)         (182,457)            87,695
    Inventories                                                   85,178          (307,681)           (33,385)
    Accounts payable and accrued liabilities                   1,249,511          (660,252)         1,250,716
    Income taxes payable                                        (675,909)          (72,437)         1,096,845
    Reserve for future site restoration costs                    467,030           156,069                  -
                                                              ----------        ----------          ---------
Net cash provided by operating activities                      4,013,300         3,044,457          6,149,208
                                                              ----------        ----------          ---------

Investing Activities:
  Additions to property and equipment                         (1,751,643)       (2,345,577)        (2,512,483)
  Marketable securities matured                                2,540,151         3,109,544          2,015,875
  Marketable securities purchased                             (2,426,263)       (1,858,942)        (2,971,626)
                                                              -----------       -----------        -----------
Net cash used in investing activities                         (1,637,755)       (1,094,975)        (3,468,234)
                                                              -----------       -----------        -----------

Financing Activities:
  Dividends to MPAL minority shareholders                       (586,379)         (593,034)          (730,709)
  Repurchases of common stock                                    (94,542)         (411,231)                 -
                                                              -----------       -----------        -----------
Net cash used in financing activities                           (680,921)       (1,004,265)          (730,709)
                                                              -----------       -----------        -----------

Effect of exchange rate changes on cash
  and cash equivalents                                         1,298,036        (2,043,860)        (1,440,130)
                                                              ----------        -----------        -----------
Net increase (decrease) in cash and cash
equivalents                                                    2,992,660       (1,098,643)            510,135

Cash and cash equivalents at beginning of year                12,792,191        13,890,834         13,380,699
                                                              ----------        ----------         ----------
Cash and cash equivalents at end of year                     $15,784,851       $12,792,191        $13,890,834
                                                             ===========       ===========        ===========


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002


1.       Summary of significant accounting policies

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation (MPC) and its majority owned subsidiary, Magellan Petroleum Australia Limited (MPAL), or collectively as the Company. At June 30, 2002 and 2001, MPC owned a 52% and 51.3% interest in MPAL, respectively. During fiscal 2002, MPC increased its interest in MPAL by purchasing an additional 337,000 MPAL shares for approximately $337,000. All intercompany transactions have been eliminated.

         Revenue Recognition

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

         Oil and Gas Properties

     Oil and gas properties are located in Australia, New Zealand, Canada and the United Kingdom. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are accrued based on units of production. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future.


         Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company's fiscal year 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Due to the extensive number of documents that must be reviewed and estimates that must be made to assess the effects of the statement, the expected impact of adoption of SFAS 143 on the Company's financial position or results of operations has not yet been determined.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is required to be adopted prospectively for the Company's 2003 fiscal year. SFAS 144 supercedes previous guidance related to the impairment or disposal of long-lived assets. For long-lived assets to be held and used, it resolves certain implementation issues of the former standards, but retains the basic requirements of recognition and measurement of impairment losses. For long-lived assets to be disposed of by sale, it broadens the definition of those disposals that should be reported separately as discontinued operations. There will be no impact on the Company in adopting SFAS 144.

1.        Summary of significant accounting policies (Cont'd)

         Use of Estimates

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

         Foreign currency translations

         The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity and comprehensive income (loss), whereas gain or loss on foreign currency transactions is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using a quarterly weighted average exchange rate for the period. At June 30, 2002 and 2001, the Australian dollar was equivalent to U.S.$.56 and $.51, respectively. The annual average exchange rate used to translate MPAL's operations in Australia for the fiscal years 2002, 2001 and 2000 was $.52, $.54 and $.63, respectively.

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

          Cash and cash equivalents

          The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:
                                                          June 30,
                                                          --------
                                                     2002                 2001
                                                     ----                 ----
        Cash                                  $     269,523       $       17,269
        U.S. marketable securities                  995,936              842,172
        Australian money market accounts and
          short-term commercial paper            14,519,392           11,932,750
                                               ------------         ------------
                                                $15,784,851          $12,792,191
                                                ===========          ===========

1.        Summary of significant accounting policies (Cont'd)

          Marketable securities

         At June 30, 2002 and 2001, MPC had the following marketable securities which are expected to be held until maturity:


        June 30, 2002
        -------------                                                                    Amortized
                                                     Par value      Maturity Date           Cost         Fair value
                                                     ---------      -------------           ----         ----------
        Short-term securities
        ---------------------
        U.S. Treasury Bill                            $  350,000      Oct. 10, 2002      $  348,428       $  348,331
        State of Connecticut bond                        550,000      Jan. 15, 2003         551,191          560,214
                                                      ----------                         ----------      -----------
        Total short-term                              $  900,000                         $  899,619       $  908,545
                                                      ==========                         ==========       ==========

        Long-term securities
        Lewiston, Maine Pension bond                  $  390,000      Dec. 15, 2005      $  390,000        $ 397,277
        State of Connecticut bond                        400,000        Jul.1, 2003         404,070          414,724
                                                      ----------                         ----------      ----------
        Total long-term                               $  790,000                         $  794,070       $  812,001
                                                      ==========                         ==========       ==========

                                                                                         Amortized
        June 30, 2001                                Par value      Maturity Date           Cost         Fair value
        -------------                                ---------      -------------           -----        ----------
        Short-term securities
         ---------------------
        Federal Home Loan Bank Note                   $  350,000       Jul. 9, 2001      $  343,327       $  343,697
        State of Connecticut bond                        500,000       Dec.15, 2001         502,736          507,475
                                                      ----------                         ----------       ----------
                                                      $  850,000                         $  846,063       $  851,172
                                                      ==========                         ==========       ==========
        Long-term securities
        State of Connecticut Bond                     $  550,000      Jan. 15, 2003      $  553,374        $ 558,707
        State of Connecticut Bond                        400,000        Jul.1, 2003         408,140          408,784
                                                      ----------                         ----------       ----------
        Total long-term                               $  950,000                         $  961,514       $  967,491
                                                      ==========                         ==========       ==========


         Unrealized Gain (loss) on Available-for-Sale Securities

         During August 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc) which is listed on the London Stock Exchange. At June 30, 2002 and 2001, MPC owned approximately 2.8% and 3.3%, respectively of Sefton Resources, Inc. with a fair market value of $43,120 at June 30, 2002 and $326,480 at June 30, 2001 and a cost of $93,334 which is included in other assets. The $50,214 difference between the fair value at June 30, 2002 and the cost has been recorded as unrealized loss on available-for-sale securities.

         Earnings per share

     Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which was computed using the treasury stock method. The Company's basic and diluted calculations of EPS are the same in 2002 and 2001 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of the outstanding stock options exceeded the average market price of the common stock during the years 2002 and 2001.

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

         Accumulated other comprehensive loss

         Accumulated other comprehensive loss at June 30, 2002 and 2001 was as follows:

                                                                             2002                2001
                                                                             ----                ----
              Foreign currency translation adjustments                     $(8,914,310)      $(10,643,467)
              Unrealized gain (loss) on available-for-sale securities          (50,214)           233,146
                                                                           ------------      ------------
              Total                                                        $(8,964,524)      $(10,410,321)
                                                                           ============      =============

          Reclassifications

          Certain amounts in the prior year balance sheet have been reclassified to conform to the presentation in the current period.

2.        Oil and gas properties

          (a)     Australia

Mereenie

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of the Mereenie field proved developed oil reserves was approximately 520,000 barrels and 14.4 billion cubic feet (bcf) of gas at June 30, 2002. During fiscal 2002, MPAL's share of oil sales was 162,000 barrels and 3.6 bcf of gas sold which is subject to net overriding royalties aggregating 3.0625% and the statutory government royalty of 10%. The oil is transported by means of a 167 mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. Most of the oil is then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area. The cost of transporting the oil to the refinery is being borne by the producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water Authority (PAWA) and Gasgo Pty. Ltd., a company PAWA wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts" below.

         The leases covering the Mereenie field are due to expire in November 2002 and applications have been made to the Northern Territory governmental authorities to renew the leases. Concurrently, negotiations have commenced with the Aboriginal land owners. MPAL expects that the leases will be renewed.

Palm Valley

         MPAL has a 52% interest in, and is the operator, of the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 48% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts" below. MPAL's share of the Palm Valley proved developed reserves was 14.7 bcf at June 30, 2002. Effective December 1, 2001, MPAL acquired the 1.248% interest in the Palm Valley field held by Kufpec Australia Pty, Ltd. for approximately $270,000 and increased its interest from 50.8% to 52%. During fiscal 2002, MPAL's share of gas sales was
3.2 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 5%. As of June 30, 2001, the remaining estimated proved reserves at Palm Valley were reduced by approximately 46% to reflect the inability of the field to deliver the amount of gas that has been contracted. Under the terms of the sales contract, PAWA is obligated to pay for the capital costs of maintaining production levels to meet the annual contract volumes. For more than five years, PAWA has been on notice that additional drilling would be necessary to meet the contract supply requirements. The Palm Valley producers and PAWA have executed a Heads of Agreement to resolve these matters with the likely drilling of a well at Palm Valley in the second quarter of calendar year 2003.


PAGE>


2.       Oil and gas properties (Cont'd)

Gas Supply Contracts

         At June 30. 2002, MPAL's commitment to supply gas under the above agreements as revised under the Heads of Agreement discussed above was as follows:

                                    Period                          Bcf
                                    ------                          ---
                         Less than one year                         6.91
                         Between 1-5 years                         25.38
                         Greater than 5 years                      15.02
                                                                   -----
                         Total                                     47.31
                                                                   =====

     At June 30, 2002, the Company had accrued $1,242,000 for future site restoration costs for the Mereenie, Palm Valley and Dingo fields. The balance of the estimated liability was $2,806,000 at June 30, 2002. In fiscal 2003, the Company will adopt SFAS 143 as discussed in Note. 1.

Dingo Gas Field

         MPAL has a 34.3% interest in the Dingo gas field which is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the Northern Territory, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%.


Browse Basin

         During fiscal year 1999, MPAL (17.5%) and its partners were granted exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. After a three year program of 2D and 3D seismic acquisition to define drilling prospects in the permits, two wells were drilled during fiscal year 2002. Both wells were dry holes at a total cost of $2.7 million to MPAL and the cost is included in exploratory and dry hole costs. MPAL has withdrawn from all of these permits.

         During fiscal year 2000, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin. During fiscal 2001, MPAL applied for a permit over area WA-311-P which is adjacent to WA-288-P and the permit was granted on September 3, 2001. At June 30, 2002, MPAL's share (100%) of the work obligations of the three permits totaled $9,887,000 ($112,000 obligatory and $9,775,000 discretionary). MPAL has reached an agreement in principle with INPEX Corporation, a Japanese company, to farm out permits WA-288-P and WA-311-P. INPEX will earn a 65% interest in each permit by paying for the cost of drilling a well, Strumbo-1, in early 2003. MPAL will retain a 35% interest in the permits.

Carnarvon Basin

         During fiscal year 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. At June 30, 2002, MPAL's share (100%) of the work obligations of the permit totaled $4,074,000 all of which is discretionary. Tap Oil, an Australian company, has agreed to participate in the drilling of a well on the permit and will earn a 15% interest in the permit. MPAL is seeking additional partners to share the cost of drilling a well.

Maryborough Basin

         MPAL holds a 98% interest in exploration permit ATP 613P, in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has an application pending for permit ATP 674P which is adjacent to ATP 613P. MPAL is seeking partners to drill a well to test the gas potential of the block in exchange for an interest in the permit. At June 30, 2002, MPAL's share of the work obligations of the two permits totaled $1,128,000 ($423,000 obligatory and $705,000 discretionary).

Cooper Basin

         During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks (PEL 94 and PEL 95) in South Australia's Cooper Basin. At June 30, 2002, MPAL's share of the work obligations of the two permits totaled $2,903,000 ($2,086,000 obligatory and $817,000 discretionary). During August 2002, Maslins-1, the first of a three well program, was drilled. The well was a dry hole. The second well, Aldinga-1 was completed in September 2002. The well has been cased and suspended for future completion for oil production. Production testing is scheduled for the fourth quarter of 2002. The third well, Henley-1, which was drilled in early September 2002, was a dry hole. Each well is estimated to cost approximately $550,000 (MPAL share - $275,000).

         During fiscal year 2001, MPAL (50%) and its partner Beach Petroleum NL were also successful in bidding for two additional exploration blocks (PELA 110 and PELA 116) in the Cooper Basin. At June 30, 2002, MPAL's share of the work obligations of the two permits totaled $1,959,000 ($1,043,000 obligatory and $916,000 discretionary).

Canning Basin

     During fiscal year 2001, MPAL acquired a 37.5% working interest in each of exploration permits WA-306-P and WA-307-P in the Barcoo Sub-basin of the offshore Canning Basin adjacent to the Browse Basin. Antrim Energy, a Canadian company, is the operator of the joint venture. At June 30, 2002, MPAL's share of the work obligations of the two permits totaled $254,000 all of which is obligatory.

         (b)      New Zealand

         During fiscal year 2001, MPAL earned a 7.5% interest in permit PEP 38256 in the Canterbury Basin of New Zealand by funding part of the cost of drilling the Ealing-1 exploration well which was plugged and abandoned. The cost of approximately $336,000 was included in exploratory and dry hole costs during fiscal year 2001. There are no work obligations at June 30, 2002.

         During fiscal 2002, MPAL (100%) was granted exploration permit PEP 38222 offshore south of the South Island of New Zealand. At June 30, 2002, MPAL's share of the work obligations of the permit totaled $10,131,000 ($142,000 obligatory and $9,989,000 discretionary).

         (c)      United Kingdom

         During fiscal year 2001, MPAL acquired a 30% interest in two licenses in southern England in the Weald-Wessex basin. The two licenses; PEDL 098 in the Isle of Wight and PEDL 099 in the Portsdown area of Hampshire, were each granted for a period of six years. At June 30, 2002, MPAL's share of the work obligations of the permit total $622,000, all of which is obligatory.

         During fiscal year 2002, MPAL acquired two additional licenses in southern England. The two licenses; PEDL 113 (30%) in the Isle of Wight and PEDL 112 (33 1/3%) in the Kent area on the margin of the Weald-Wessex basin were each granted for a period of six years. At June 30, 2002, MPAL's share of the work obligations of the permit totaled $611,000, ($99,000 obligatory and $512,000 discretionary).

          (d)     Canada

         MPC has a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991 with two producing wells. For financial statement purposes in fiscal 1987 and 1988, MPC wrote down its costs relating to the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Since October 1989, the field has been the subject of litigation, because the carried interest owners (including MPC) believe the working interest parties had not adequately pursued the attainment of contracts for the sale of Kotaneelee gas. A decision in the litigation was rendered on September 14, 2001. The decision of the trial court was generally favorable to the Company, however, the issue of court costs has not yet been decided. The trial was lengthy, complicated and costly to all parties. The court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, MPC is unable to determine whether costs will be assessed against MPC or in what amount. However, since the costs incurred by the defendants have been substantial, and since the court has broad discretion in the awarding of costs, an award to the defendants potentially could be material. Costs may be assessed jointly and severally against nonprevailing parties. MPC believes that the outcome of the Kotaneelee litigation is not reasonably likely to have a material adverse effect on MPC's future consolidated financial condition or results of operations.

     On January 19, 2001, MPC's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, the Company began accruing its share of Kotaneelee net proceeds as income. MPC began receiving regular payments of its share of Kotaneelee gas revenues during December 2001. During fiscal 2002, MPC recorded $483,000 of Kotaneelee gas sales compared to $392,000 of gas sales in fiscal 2001.


         Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at June 30, 2002 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.


          (e)     United States

Baca County, Colorado

         During fiscal 2002, MPAL held leases in Baca County, Colorado, in which an exploration company drilled two wells during late 2001. MPAL elected to participate (25%) in the completion of the wells for production, both of which were dry holes. MPAL has now withdrawn from the area. The cost of approximately $62,000 is included in exploratory and dry hole costs.

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

         (g)      Exploratory and dry hole costs

         The 2002, 2001 and 2000 costs relate primarily to the exploration work being performed on MPAL's offshore Western Australian properties. In addition, the costs in 2002 include the dry hole costs (a total of $2.7 million) of the Carbine-1 and the Maribou-1 wells which were drilled in the Browse Basin offshore Western Australia. The costs (in thousands) for MPC and MPAL by location were as follows:

      2002                     MPC               MPAL               Total
      ----------------------   ---               ----               -----
      U.S. / Belize            $ -             $   62             $    62
      Australia/New Zealand      -              4,081               4,081
                               ---              -----               -----
      Total                    $ -             $4,143             $ 4,143
                               ===             ======             =======

      2001
      U.S. / Belize            $ -             $    2             $     2
      Australia/New Zealand      -              1,622               1,622
                               ---              -----             -------
      Total                    $ -             $1,624             $ 1,624
                               ===             ======             =======

      2000
      U.S. / Belize           $ 124           $    32             $   156
      Australia                   -             1,933               1,933
                              -----             -----               -----
      Total                   $ 124           $ 1,965             $ 2,089
                              =====           =======             =======

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2007. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

         Fiscal Year               Required Expenditures       Contingent Expenditures               Total
         -----------               ---------------------       -----------------------               -----

             2003                          $2,323,000               $       84,000                  $ 2,407,000
             2004                             879,000                    7,945,000                    8,824,000
             2005                             963,000                   14,113,000                   15,076,000
             2006                             616,000                    2,454,000                    3,070,000
             2007                                   -                    1,421,000                    1,421,000
                                          -----------                  -----------                 ------------
            Total                          $4,781,000                  $26,017,000                  $30,798,000
                                           ==========                  ===========                  ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners is unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties. In addition to the above commitments, MPAL has commitments of approximately $924,000 with respect to the Palm Valley and Mereenie fields which have not been included in the consolidated financial statements.

3.       MPC condensed financial statements

          The following are unconsolidated condensed balance sheets and statements of income and cash flows of MPC (in thousands).

                         Magellan Petroleum Corporation
                            Condensed Balance Sheets
                            ------------------------
                                                     June 30,
                                              -------------------------
                                              2002                2001
                                              ----                ----
Assets
Current assets                                 $  2,184            $  2,485
Other assets                                      1,117               1,276
Investment in MPAL                               14,863              13,536
                                                -------             -------
Total assets                                    $18,164             $17,297
                                                =======             =======

Liabilities And Stockholders' Equity
Current liabilities                             $   104             $   124
                                                 ------             -------
Stockholders' equity:
  Capital                                        43,332              43,426
  Accumulated deficit                           (15,751)            (15,843)
  Accumulated other comprehensive loss           (9,521)            (10,410)
                                                --------            --------
    Total stockholders' equity                   18,060              17,173
                                                -------             -------
Total liabilities and stockholders' equity      $18,164             $17,297
                                                =======             =======


                         Magellan Petroleum Corporation
                         Condensed Statements Of Income

                                           Years ended June 30,
                                  -------------------------------------
                                  2002              2001            2000
                                  ----              ----            ----
Revenues                        $    598          $    564        $    220
Costs and expenses                   834               785             930
                                 -------           -------         -------
Loss before income taxes            (236)             (221)           (710)
Income tax provision                 112               109             114
                                 -------           -------         -------
Loss before equity in MPAL          (348)             (330)           (824)
Equity in MPAL net income            440             1,402           2,314
                                 -------           -------         -------
Net income                      $     92           $ 1,072         $ 1,490
                                 =======           =======         =======

                         Magellan Petroleum Corporation
                       Condensed Statements Of Cash Flows

                                                           Years ended June 30,
                                                   -----------------------------------------
                                                   2002                2001             2000
                                                   ----                ----             ----
Operating Activities:
  Net income                                      $     92           $ 1,072           $ 1,490
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Dry hole costs                                       -                 -                71
    Equity in MPAL net income                         (440)           (1,402)           (2,314)
  Change in operating assets and liabilities:
    Accounts receivable and other assets               362              (366)               (6)
    Accounts payable and accrued liabilities           (20)              106               (52)
                                                    -------           -------          --------
Net cash used in operating activities                   (6)             (590)             (811)
                                                    -------           -------          --------

Investing Activities:
  Additions to property and equipment                    -                 7                 -
  Marketable securities matured                      2,540             1,250              (956)
  Marketable securities purchased                   (2,426)                -                  -
  Purchase of MPAL shares                             (337)              (79)             (110)
                                                    -------           -------          --------
Net cash used in investing activities                 (223)            1,178            (1,066)
                                                    -------           -------           -------

Financing Activities:
  Dividends from MPAL                                  624               621               760
  Repurchases of common stock                          (95)             (411)                -
                                                    -------           -------         --------
Net cash provided by financing activities              529               210               760
                                                    -------           -------          --------

Net increase (decrease) in cash and
  cash equivalents:                                    300               798            (1,117)
Cash and cash equivalents at beginning of year         880                82             1,199
                                                    ------           -------           -------
Cash and cash equivalents at end of year          $  1,180          $    880          $     82
                                                    ======           =======          ========

4.       MPAL transactions and condensed financial statements

         The following are the condensed consolidated balance sheets and consolidated statements of income of MPAL (in thousands). At June 30, 2002, Santos Ltd. held 18.2% of MPAL and Origin Energy Limited held 17.1% with the balance of 12.7% held by approximately 1,800 shareholders in Australia.

         The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include all of MPAL's subsidiaries.

                      Magellan Petroleum Australia Limited
                      Condensed Consolidated Balance Sheets
                                                       June 30,
                                            ----------------------------
                                             2002                   2001
                                             ----                   ----

Assets

Current assets                                 $19,041                $16,566
Other assets                                       777                    688
Oil and gas properties - net                    15,888                 15,485
Land, building and equipment - net                 767                    757
                                              --------                -------
Total assets                                   $36,473                $33,496
                                               =======                =======

Liabilities And Stockholders' Equity

Current liabilities                           $  3,538               $  3,517
                                              --------                -------

Long term liabilities                            4,069                  4,077
                                              --------                -------

Stockholders' equity:
  Capital                                       34,408                 34,408
  Retained earnings                             11,075                 11,440
  Accumulated other comprehensive loss         (16,617)               (19,946)
                                              ---------               -------
                                                28,866                 25,902
                                              --------                -------
Total liabilities and stockholders' equity     $36,473                $33,496
                                               =======                =======

4.       MPAL transactions and condensed financial statements (Cont'd)


                      Magellan Petroleum Australia Limited
                   Condensed Consolidated Statements of Income

                                               Years ended June 30,
                                    -------------------- --------------------
                                      2002             2001              2000
                                      ----             ----              ----
Revenues                             $13,754         $ 14,336         $ 16,927
Costs and expenses                    12,981           10,639           12,337
                                     -------          -------         --------
Income before income taxes               773            3,697            4,590
Income tax benefit (provision)            73             (966)             (66)
                                    --------         --------         --------
Net income                           $   846          $ 2,731         $  4,524
                                    ========         ========         ========

                         MPC and Minority Equity in MPAL

MPC equity interest in MPAL:
  MPC equity in net income         $    440          $  1,402         $  2,314
                                   ========         ========         ========

Minority equity interest in MPAL:
  Minority interest in net income  $    406          $  1,329         $  2,210

Other comprehensive income (loss)     1,596            (2,682)          (2,023)
Other                                  (184)              (49)             (77)
Dividends paid                         (586)             (593)            (731)
                                   ---------         ---------      -----------

Total minority interest
increase (decrease)                $  1,232          $ (1,995)       $    (621)
                                   ========          =========       ==========

5.       Capital and stock options

         MPC's certificate of incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

          On December 8, 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At June 30, 2002, MPC had purchased 500,850 of its shares at a cost of approximately $506,000.

          On October 5, 1989, MPC adopted a Stock Option Plan covering one million shares of its common stock. The plan provided for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. On December 3, 1997, the Board of Directors approved a new stock option plan for an additional one million shares with similar terms.

          At June 30, 2002, 792,666 of the stock options outstanding were vested and exercisable. During fiscal 2000, options to purchase 745,000 shares were granted of which 235,000 of the shares are being vested 1/3rd at the end of each year after the grant and the remaining options were vested at the date of grant. The following is a summary of option transactions for the three years ended June 30, 2002:

                                             Expiration          Number of shares
Options outstanding                             Dates                                        Exercise Prices ($)
-------------------                             -----            -----------------           -------------------
June 30, 1999                                                         196,000                        1.57
  Granted                                     Feb. 2005               745,000                        1.28
                                                                      -------
June 30, 2000                                                         941,000                     1.28-1.57
  Expired                                                            (20,000)                        1.57
                                                                     --------
June 30, 2001                                                         921,000                     1.28-1.57
  Expired                                                            (50,000)                        1.57
                                                                     --------
June 30, 2002                                                         871,000                     1.28-1.57
                                                                      =======
                                                                                           ($1.32 weighted average)
                                                                                           ------------------------

                                     Summary of Options Outstanding at June 30, 2002
                                     -----------------------------------------------

                                                                       Total              Vested
  Granted 1999                                Oct. 2003               126,000             126,000             1.57
  Granted 2000                                Feb. 2005               745,000             666,666             1.28
                                                                      -------             -------
  Total                                                               871,000             792,666
                                                                      =======             =======

Options reserved for future grants                                    255,000
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

         Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 2002.

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

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is generally expensed in the year of grant since most of the options are vested and immediately exercisable. The Company's pro forma information follows:

Net income as reported - June 30, 2000           $1,490,000           $ .06
Stock option expense                               (336,000)           (.01)
                                                 ----------         -------
Pro forma net income - June 30, 2000             $1,154,000           $  05
                                                 ==========           =====

Net income as reported - June 30, 2001           $1,072,000           $ .04
Stock option expense                                (69,000)              -
                                                 ----------          ------
Pro forma net income - June 30, 2001             $1,003,000           $ .04
                                                 ==========           =====

Net income as reported - June 30, 2002           $   92,000           $   -
Stock option expense                                (31,000)              -
                                                  ---------           -----
Pro forma net income - June 30, 2002             $   61,000           $   -
                                                  =========           =====

6.       Income taxes

(a)      Components of pretax income (loss) by geographic area (in thousands)
         --------------------------------------------------------------------
         are as follows:
         ---------------

                                          Years ended June 30,
                              -------------------------------------------
                              2002               2001                2000
                              ----               ----                ----

       United States           $ (313)            $ (247)            $ (686)
       Foreign                    850              3,723              4,565
                              -------            -------             ------
       Total                   $  537             $3,476             $3,879
                               ======             ======             ======

(b) Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

                              Years ended June 30,
                              --------------------
                                                         2002            2001             2000
                                                         ----            ----             ----

       Pretax consolidated income                         $  537          $3,476           $3,879
       MPC's losses not recognized                           236             221              710
       Permanent differences                                (872)           (471)          (1,534)
                                                           ------          ------         --------
       Book taxable income (loss) - Australia             $  (99)         $3,226           $3,055
                                                          =======         ======           ======

       Australian tax rate                                  30 %             34 %            36 %
                                                            ====             ====            ====

       Australian income tax provision (benefit)          $  (30)         $1,097           $1,100
       Tax (benefit) attributable to reconciliation of
         year end deferred tax liability                     (43)           (131)          (1,034)
                                                           ------         -------          -------
       MPAL Australian tax provision (benefit)               (73)            966               66
       MPC income tax provision                              112             109              114
                                                           -----          ------            -----
       Consolidated income tax provision                  $   39          $1,075            $ 180
                                                          ======          ======            =====

       Current income tax provision                        $ 648         $ 1,682          $ 1,343
       Deferred income tax benefit                          (609)           (607)          (1,163)
                                                          -------        --------         -------
       Consolidated income tax provision                  $   39         $ 1,075          $   180
                                                          ======         =======          =======

       Effective tax rate                                    7%              31%                5%
                                                             ==              ===                ==

         The amounts of $2,731,000 and $3,029,000 in deferred income tax liability at June 30, 2002 and June 30, 2001, respectively, relate primarily to the deduction of acquisition and development costs which are capitalized for financial statement purposes. The 2002 credit of $43,000 represents the tax benefit of prior years' losses previously not taken into account. The 2001 credit of $131,000 represents the tax benefit of the reduction in the Australian income tax rate. The 2000 credit of $1,034,000 represents the tax benefit of $378,000 of prior years' losses previously not taken into account and the tax benefit of $656,000 from the reduction in the Australian income tax rate.

(c)      United States

         At June 30, 2002, the Company had approximately $14,627,000 and $2,906,000 of net operating loss carry forwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between the years 2003 and 2022. Of this amount, MPC has federal loss carry forwards that expire as follows: $209,000 in 2003, $915,000 in 2004, $570,000 in 2005,
$865,000 in 2007, $2,055,000 in 2008, $408,000 in 2020, $52,000 in 2021 and
$230,000 in 2022. MPAL's U.S. subsidiary has federal loss carry forwards that expire as follows: $220,000 in 2005, $2,392,000 in 2006, $1,669,000 in 2010,
$1,764,000 in 2011, $2,855,000 in 2012, $229,000 in 2013, $96,000 in 2019,
$25,000 in 2021 and $73,000 in 2022. MPC also has approximately $441,000 of foreign tax credit carryovers, which are scheduled to expire periodically between the years 2004 and 2007. MPC's state loss carry forwards expire periodically between the years 2003 and 2022. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carry forwards and other deductible temporary differences. Significant components of the Company's deferred tax assets were as follows:

                                   June 30,                      June 30,
                                     2002                          2001
                                     ----                          ----

Net operating losses              $3,554,000                    $3,741,000
Foreign tax credits                  441,000                       603,000
Interest                             214,000                       214,000
                                     -------                       -------
Total deferred tax assets          4,209,000                     4,558,000
Valuation allowance               (4,209,000)                   (4,558,000)
                                 -----------                    ----------
Net deferred tax assets          $         -                    $        -
                                 ===========                    ==========

7.       Bank loan

         MPAL had a A.$10 million line of credit with an Australian bank at the bank's prime rate of interest (5.2% at June 30, 2001) plus .5% which was subject to renewal annually, was unsecured and expired on December 31, 2001. MPAL did not renew the line of credit because of the annual cost and because the line had not been utilized for many years.

8.       Related party and other transactions

     G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to MPC, was paid $34,120, $38,900 and $138,953 in fees for fiscal years 2002, 2001 and 2000 respectively. James R. Joyce, the President and Chief Financial Officer of MPC, is the owner of G&O'D INC. Effective January 1, 2000, Mr. Joyce became a paid officer of MPC and received an annual salary of $160,000 for calendar year 2002 ($155,000 for 2001 and $150,000 for 2000). Mr. Timothy L. Largay, a director of the Company is a member of the law firm of Murtha Cullina LLP, which firm was paid fees of $36,597, $33,054 and $29,943 for fiscal years 2002, 2001 and 2000, respectively.

9.       Leases

         At June 30, 2002, future minimum rental payments applicable to MPAL's noncancelable operating (office) lease were as follows:

                                Fiscal Year              Amount
                                   2003                $109,000
                                   2004                 115,000
                                                       ---------
                                   Total               $224,000
                                                       ========
         The information regarding the rental expense for all operating leases is included in Note 13.

10.      Pension Plan

         MPAL maintains a defined benefit pension plan and contributes to the plan at rates which (based on actuarial determination) are sufficient to meet the cost of employees' retirement benefits. No employee contributions are required. MPAL is committed to make up any shortfall in the plan's assets to meet payments to employees as they become due. Plan participants are entitled to defined benefits on normal retirement, death or disability. MPAL is currently reviewing the effectiveness of the plan and no new employees will be added to the plan until the review has been completed.

         The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                             June 30,
                                                    ---------------------
                                                    2002             2001
                                                    ----             ----
Change in Benefit Obligation
Benefit obligation at beginning of year           $2,227,884       $2,281,366
  Service cost                                       185,256          156,846
  Interest cost                                      132,530          114,610
  Actuarial gains and losses                          31,815           79,053
  Benefits paid                                   (1,240,563)          (4,977)
  Taxes on contributions                             (25,129)         (25,474)
  Expenses                                           (36,128)         (43,263)
  Foreign currency effect                            231,780         (330,277)
                                                   ---------       -----------
Benefit obligation at end of year                 $1,507,445       $2,227,884
                                                  ==========       ==========

Change in Plan Assets
Fair value of plan assets at beginning of year    $2,613,307       $2,812,230
  Actual return on plan assets                      (119,749)         118,536
  Contributions by employer                          142,467          163,387
  Benefits paid                                   (1,240,563)          (4,977)
  Foreign currency effect                            271,878         (407,132)
  Other (expenses)                                   (61,257)         (68,737)
                                                 -----------       ----------
Fair value of plan assets at end of year          $1,606,083       $2,613,307
                                                  ==========       ==========

Reconciliation of Funded Status
Funded Status                                       $ 98,638      $   385,423
  Unamortized transition asset                       (50,135)         (68,116)
  Unamortized loss                                   728,565          370,791
                                                    --------       ----------
Prepaid benefit costs                               $777,068      $   688,098
                                                    ========       ==========

         The net pension expense for the MPAL pension plan was as follows:

                                                  Years ended June 30,
                                         ---------------------------------
                                         2002           2001          2000
                                         ----           ----          ----
Service cost                              $185,256       $156,846     $194,154
Interest cost                              132,530        114,610      125,634
Expected return on plan assets            (175,691)      (158,893)    (167,133)
Net amortization and deferred items        (17,011)       (22,705)     (26,549)
                                         ----------    -----------  -----------
Net pension cost                          $125,084      $  89,858     $126,106
                                          ========      =========     ========

Plan contributions by MPAL                $142,467       $163,387     $170,907
                                          ========       ========     ========

         Significant assumptions used in determining pension cost and the related obligations were as follows:

                                                    2002      2001       2000
                                                    ----      ----       ----
Assumed discount rate                                5.5%      5.5%      6.0%
Rate of increase in future compensation levels       4.0%      4.0%      4.5%
Expected long term rate of return on plan assets     5.0%      6.0%      6.5%
Australian exchange rate                             $.56      $.51      $.60

11.       Segment information

         The Company has two reportable segments, MPC and its majority owned subsidiary, MPAL. Although each company is in the same business, MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC.

         Segment information (in thousands) for the Company's two operating segments is as follows:
                                                      Years ended June 30,
                                          ----------------------------------
                                          2002           2001           2000
                                          ----           ----           ----
Revenues:
  MPC                                      $  1,222      $  1,185   $      980
  MPAL                                       13,754        14,336       16,927
  Elimination of intersegment dividend         (624)         (621)        (760)
                                            -------       -------     --------
  Total consolidated revenues               $14,352       $14,900      $17,147
                                            =======       =======      =======

                                                                               Years ended June 30,
                                                                               --------------------
                                                                   2002                2001               2000
                                                                   ----                ----               ----
Interest income:
  MPC                                                             $      115         $      171          $      174
  MPAL                                                                   537                720                 643
                                                                  ----------         ----------         -----------
  Total consolidated                                              $      652         $      891          $      817
                                                                  ==========         ==========          ==========

Net income (loss):
  MPC                                                             $      276         $      291          $     (64)
  Equity in earnings of MPAL                                             440              1,402              2,314
  Elimination of intersegment dividend                                  (624)              (621)              (760)
                                                                  ----------         ----------         -----------
  Consolidated net income                                         $       92         $   1,072           $   1,490
                                                                  ==========          =========           =========

Assets:
  MPC                                                               $ 18,164           $ 17,297            $ 19,115
  MPAL                                                                36,473             33,496              40,153
  Equity elimination                                                 (14,471)           (13,295)            (15,292)
                                                                   ---------          ---------          ----------
  Total consolidated assets                                         $ 40,166           $ 37,498            $ 43,976
                                                                   =========           ========            ========

Other significant items:
  Depletion, depreciation and amortization:
    MPC                                                             $      -           $      -           $       -
    MPAL                                                               3,447              3,474               3,670
                                                                   ---------           --------           ---------
    Total consolidated                                              $  3,447           $  3,474            $  3,670
                                                                    ========           ========            ========

  Exploratory and dry hole costs:
    MPC                                                             $      -           $      -           $     124
    MPAL                                                               4,143              1,624               1,965
                                                                   ---------           --------           ---------
    Total consolidated                                              $  4,143           $  1,624            $  2,089
                                                                    ========           ========            ========

  Income tax expense (benefit):
    MPC                                                             $    112            $   109           $     114
    MPAL                                                                 (73)               966                  66
                                                                    --------            -------          ----------
    Total consolidated                                              $     39            $ 1,075           $     180
                                                                    ========            =======           =========

12.       Geographic information

         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                                               Years ended June 30,
                                                                   ------------------------------------------
                                                                   2002                2001               2000
                                                                   ----                ----               ----
Revenue:
  Australia                                                          $13,757            $14,336             $16,927
  United States                                                          113                172                 177
  Canada                                                                 482                392                  43
                                                                     -------           --------             -------
                                                                     $14,352            $14,900             $17,147
                                                                     =======            =======             =======
Operating income (loss):
  Australia                                                        $     396           $  3,350            $  4,038
  New Zealand                                                            (64)              (321)                  -
  Belize                                                                  (2)                (7)                (80)
  United States                                                          409                365                  94
                                                                     -------           --------             -------
                                                                         739              3,387               4,052
  Corporate overhead and interest,
    net of other income (expense)                                       (202)                89                (173)
                                                                     -------           -------              -------
  Consolidated operating income before
    income taxes and minority interests                             $    537           $  3,476            $  3,879
                                                                     =======           ========             =======

Net income (loss):
  Australia                                                          $   504           $  1,535            $  2,332
  Belize                                                                  (1)                (4)                (42)
  New Zealand                                                            (23)              (116)                  -
  United States                                                         (388)              (343)               (800)
                                                                    --------           --------             -------
                                                                     $    92           $  1,072            $  1,490
                                                                    ========           ========             =======
Identifiable assets:
  Australia                                                          $36,475            $33,498             $40,152
  United States                                                            -                  -                 100
                                                                     -------            -------             -------
                                                                      36,475             33,498              40,252
  Corporate assets                                                     3,691              4,000               3,724
                                                                     -------            -------             -------
                                                                     $40,166            $37,498             $43,976
                                                                     =======            =======             =======

          Substantially all (92%) of MPAL's gas sales were to the Power and Water Authority (PAWA) of the Northern Territory of Australia (NTA). All of MPAL's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide.

13.       Other financial information

                                                                              Years ended June 30,
                                                                  -------------------------------------------
                                                                  2002                2001                2000
                                                                  ----                ----                ----
Other administrative expenses:

  Consultants                                                  $     55,681        $     84,569        $     91,524
  Directors' fees and expense                                       178,906             166,862             210,449
  Insurance                                                         182,592             163,666             166,004
  Interest expense                                                    9,808              16,531              19,093
  Rent                                                              188,494             183,780             193,098
  Taxes                                                             210,050             174,333             195,305
  Travel                                                            129,808             129,118              97,110
  Other (net of overhead reimbursements)                           (179,262)           (202,082)           (251,328)
                                                                 ----------          ----------         -----------
                                                                $   776,077         $   716,777         $   721,255
                                                                 ==========          ==========         ===========

Royalty payments                                                 $1,170,088          $1,326,455          $1,508,146
                                                                 ==========          ==========          ==========

Interest payments                                               $     9,808          $   16,531          $   19,093
                                                                 ==========          ==========           =========

Income tax payments                                              $1,360,776          $1,752,371          $  239,750
                                                                 ==========          ==========           =========

14.       Selected quarterly financial data (unaudited)

          The following is a summary (in thousands) except for per share amounts of the quarterly results of operations for the years ended June 30, 2002 and 2001: See Management's Discussion and Analysis of Financial Condition and Results of Operations.

2002                                                 QTR 1              QTR 2              QTR 3             QTR 4
----                                                 -----              -----              -----             -----
                                                      ($)                ($)                ($)               ($)
Total revenues                                         3,924             3,138              3,369              3,921
Costs and expenses                                    (2,680)           (4,953)            (3,262)            (2,920)
Income tax (provision) benefit                          (309)              506                (26)              (210)
Minority interests                                      (513)              577                (78)              (392)
                                                     --------           ------             -------         ---------
Net income (loss)                                        422              (732)                 3                399
                                                     =======           =======             =====           ========
Per share (basic & diluted)                             .01              (.03)                  -               .02
                                                        ===              =====              =====               ===
Average number of shares outstanding                 24,658              24,607            24,607            24,607
                                                     ======              ======            ======            ======

2001                                                 QTR 1              QTR 2              QTR 3             QTR 4
----                                                 -----              -----              -----             -----
                                                      ($)                ($)                ($)               ($)
Total revenues                                         3,868             3,823              3,529              3,680
Costs and expenses                                    (2,460)           (3,574)            (2,092)            (3,298)
Income tax (provision) benefit                          (478)             (114)              (489)                 6
Minority interests                                      (538)             (157)              (527)              (107)
                                                     --------           -------           --------          ---------
Net income (loss)                                        392               (22)               421                281
                                                     =======            =======           =======           ========
Per share (basic & diluted)                             .01                  -                .02               .01
                                                        ===              =====                ===               ===
Average number of shares outstanding                 25,108              25,091            24,967            24,772
                                                     ======              ======            ======            ======

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                  June 30, 2002
                                   (unaudited)

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

Estimated net quantities of proved developed and proved oil and gas reserves:

                                                    Natural Gas                               Oil
                                                    -----------                               ----
                                                         (Bcf)                            (1,000 Bbls)
                                        ----------------------------------------          ------------

Proved Reserves:                                  Australia        Canada                 Australia
----------------                                  ---------        ------                 ---------
                                                       (*)          (**)

June 30, 1999                                       80.538              -                    730
Revision of previous estimates                      (3.902)             -                    (62)
Production                                          (6.047)             -                   (172)
                                                    -------                                 -----
June 30, 2000                                       70.589              -                    496
Revision of previous estimates                     (16.788)          .724                    175
Extensions and discoveries                           3.963              -                      -
Production                                          (5.595)         (.137)                  (148)
                                                    -------         ------                  -----
June 30, 2001                                       52.169          .587                     523
Revision of previous estimates                      (5.828)            -                     138
Extensions and discoveries                               -             -                       -
Purchase of reserves                                  .353             -                       -
Production                                          (5.914)        (.053)                   (141)
                                                    -------        ------                   -----
June 30, 2002                                       40.780          .534                     520
                                                    ======          ====                   =====

Proved Developed Reserves:

June 30, 1999                                       80.538             -                     730
                                                    ======       =======                     ===

June 30, 2000                                       70.589             -                     496
                                                    ======       =======                     ===

June 30, 2001                                       52.169          .587                     496
                                                    ======        ======                     ===

June 30, 2002                                       29.102          .534                     520
                                                   =======          ====                     ===


(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts. Approximately 48% of reserves are attributable to minority interests at June 30, 2002 (48.7% for 2001 and 48.8% for 2000).
(**) On January 19, 2001, MPC's carried interest account in the Kotaneelee reached undisputed payout status.

Costs of oil and gas activities (in thousands):
-----------------------------------------------

                                 Australia/New Zealand
                                 ---------------------
                          Exploration        Development        Acquisition
   Fiscal Year              Costs              Costs              Costs
   -----------      -----------------      -----------           ---------
      2002                 $  4,082         $  1,288               $  270
      2001                    1,622            2,266                    -
      2000                    2,001            2,080                    -

                           Americas
                          Exploration
   Fiscal Year              Costs
   -----------              -----
      2002                 $     62
      2001                        2
      2000                       17

Capitalized costs subject to depletion, depreciation and amortization (DD&A) (in thousands):

                                           June 30, 2002
                                           -------------
                            Australia        Americas      Total
                            ---------        --------      -----
Costs subject to DD&A           $47,014         $     -      $47,014
Costs not subject to DD&A             -               -            -
Less accumulated DD&A           (29,968)              -      (29,968)
                               ---------       --------     ---------
Net capitalized costs           $17,046         $     -      $17,046
                                =======         =======      =======

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
                                =======         =======      =======

Discounted future net cash flows:

         The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2002. For the fiscal year 2000, Australia was the only cost center with proved reserves. At June 30, 2002, approximately 48% (48.7% for 2001 and 48.8% for 2000) of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                                                        Australia
                                                                                        ---------

                                                                         2002              2001             2000
                                                                         ----              ----             ----
Future cash inflows                                                     $74,503           $90,984          $120,385
Future production costs                                                 (13,481)          (15,339)          (16,696)
Future development costs                                                (11,735)           (9,421)           (7,896)
Future income tax expense                                               (12,421)          (17,740)          (26,482)
                                                                        --------          --------          --------
Future net cash flows                                                    36,866            48,484            69,311
10% annual discount for estimating timing of cash flows                 (11,079)          (16,837)          (25,261)
                                                                      ----------          --------          --------
Standardized measures of discounted future net cash flows               $25,787           $31,647           $44,050
                                                                        =======           =======           =======


                                                                                         Canada
                                                                                         ------

                                                                         2002              2001             2000
                                                                         ----              ----             ----
Future cash inflows                                                      $1,029            $1,831              None
Future production costs                                                    (229)             (444)
Future development costs                                                      -               (40)
Future income tax expense                                                  (200)             (337)
                                                                          ------             -----
Future net cash flows                                                       600             1,010
10% annual discount for estimating timing of cash flows                    (76)              (134)
                                                                           ----              -----
Standardized measures of discounted future net cash flows                 $ 524             $ 876
                                                                          =====             =====

                                                                                          Total
                                                                                          -----

                                                                         2002               2001              2000
                                                                         ----               ----              ----
Future cash inflows                                                     $75,532           $92,815          $120,385
Future production costs                                                 (13,710)          (15,783)          (16,696)
Future development costs                                                (11,735)           (9,461)           (7,896)
Future income tax expense                                               (12,621)          (18,077)          (26,482)
                                                                        --------          --------          --------
Future net cash flows                                                    37,466            49,494            69,311
10% annual discount for estimating timing of cash flows                 (11,155)          (16,971)          (25,261)
                                                                       --------          --------          --------
Standardized measures of discounted future net cash flows               $26,311           $32,523          $ 44,050
                                                                        =======           =======          ========

         The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

                                                                                 2002              2001             2000
                                                                                 ----              ----             ----
Net change in prices and production costs                                      $   581          $      725          $ 1,123
Extensions and discoveries                                                           -               4,895                -
Revision of previous quantity estimates                                         (6,850)             (9,997)             929
Changes in estimated future development costs                                   (2,868)             (3,968)          (8,831)
Sales and transfers of oil and gas produced                                     (7,763)             (7,254)          (7,990)
Previously estimated development cost incurred during the period                 1,327               2,266                -
Accretion of discount                                                            2,975               4,134            4,372
Net change in income taxes                                                       3,958               3,028            6,344
Net change in exchange rate                                                      2,428              (5,356)          (5,218)
                                                                               -------              -------          -------
                                                                               $(6,212)           $(11,527)         $(9,271)
                                                                               ========           =========         ========

Additional information regarding discounted future net cash flows:

Australia

Reserves - Natural Gas

         Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which has been limited to the quantities of gas committed to specific contracts and the ability of the fields to deliver the gas in the contract years.

Reserves and Costs - Oil

         At June 30, 2002, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2002. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income taxes

         Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A. $13,982,000, A.$13,892,000 and A.$13,248,000 in unrecouped capital expenditures at June 30, 2002, 2001 and 2000, respectively. The tax rate in computing Australian future income tax expense was 30% for the fiscal years 2002 and 2001 and 34% for 2000.

Canada

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


Reserves and Costs

         Future net cash flows from net proved gas reserves in Canada were based on MPC's share of reserves in the Kotaneelee gas field which was prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., Calgary, Canada. The estimates were based on the selling price of gas Can. $2.92 at June 30, 2002 (Can. $4.70 - 2001) and estimated future production and development costs at June 30, 2002.

Results of Operations

          The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2002:

                                                      Americas                         Australia/New Zealand
                                                      --------                         ---------------------
                                          2002          2001         2000         2002          2001         2000
                                          ----          ----         ----         ----          ----         ----
Revenues:
  Oil sales                                $ -          $ -          $ 2         $3,259        $4,639       $4,634
  Gas sales                                482          392            43          8,185         8,144       10,466
  Other production income                    -             -            -          1,781           835        1,225
                                           ---          ----           --        -------       -------       ------
  Total revenues                           482          392            45        13,225        13,618        16,325
                                           ---          ---            --        ------        ------        ------
Costs:
  Production costs                           -             2            2          3,770         3,490        4,490
  Depletion, exploratory and dry
    hole costs                              62             2           88          7,419         4,973        5,264
                                            --             -           --          -----         -----        -----
  Total costs                               62             4           90         11,189         8,463        9,754
                                            --             -           --         ------         -----        -----
Income (loss) before taxes and
  minority interest                        420          388           (45)         2,036         5,155        6,571
  Income tax provision*                   (121)         (98)            -           (611)       (1,753)     (2,365)
                                          -----         ----            -           -----       -------     -------
Income before minority interests           299          290           (45)          1,425        3,402        4,206
  Minority interests**                      30             1           17           (684)       (1,657)      (2,054)
                                            --             -           --           -----       -------   ----------
Net income (loss) from operations         $329         $291         $ (62)          $ 741     $ 1,745       $ 2,154
                                          =====        =====        =======         =====     =======       =======

Depletion per unit of production             -             -            -         A.$5.35      A.$5.33       A.$4.27
                                                                                  =======      =======       =======


         * Income tax provision Australia 30% in 2002, 34% in 2001 and 36 % in 2000. Americas 25% in 2002 and 2001 due to a 25% Canadian withholding tax on Kotaneelee gas sales.
         **Minority interests 48% in 2002, 48.7% in 2001 and 48.8 % in 2000.

Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.

                  None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2002, to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning the Executive Officers of the Company, see Part I.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of June 30, 2002, including the 1989 and 1998 Stock Option Plans.

------------------------------------  --------------------------  ---------------------  --------------------------------
                                       Number of Securities to      Weighted average
                                       be issued upon exercise     exercise price of     Number of securities remaining
                                       of outstanding options,        outstanding         available for issuance under
                                         warrants and rights       options, warrants        equity compensation plans
                                               (a) (#)                 and rights             (excluding securities
                                                                        (b) ($)             reflected in column (a))
                                                                                                     (c) (#)
Plan Category
------------------------------------  --------------------------  ---------------------  --------------------------------
Equity compensation plans approved
by security holders (1)
                                               745,000                   $1.28                       255,000
------------------------------------  --------------------------  ---------------------  --------------------------------
Equity compensation plans not
approved by security holders (2)
                                               126,000                   $1.57                          -
------------------------------------  --------------------------  ---------------------  --------------------------------
                             Total:            871,000                   $1.32                       255,000
------------------------------------  --------------------------  ---------------------  --------------------------------

(1)      1998 Stock Option Plan.
(2)      1989 Stock Option Plan.

         The Company's 1989 Stock Option Plan was adopted by the Board of Directors of the Company in October 1989. 1,000,000 shares of the Company's common stock were authorized for issuance under the terms of the plan. Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest. The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option. A total of 1,000,000 options were granted under the plan and no further options will be granted under the terms of the plan.

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
                           --------------------

                           The financial statements listed below and included
under Item 8 are filed as part of this report.
                                                                     Page
                                                                   reference

Report of Independent Auditors                                        37

Consolidated balance sheets as of June 30, 2002 and 2001              38

Consolidated statements of income for each of the three years
  in the period ended June 30, 2002                                   39

Consolidated statements of changes in stockholders' equity for each
  of the three years in the period ended June 30, 2002                40

Consolidated statements of cash flows for each of the three years
  in the period ended June 30, 2002                                   41

Notes to consolidated financial statements                           42-67

Supplementary oil and gas information (unaudited)                    68-72

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

         (b)      Reports on Form 8-K.
                  -------------------

                  None.

         (c)      Exhibits.
                  --------

                  The following exhibits are filed as part of this report:

         Item Number

                  2. Plan of acquisition, reorganization, arrangement, liquidation or succession.
                           -------------------------------------------------

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

                  4. Instruments defining the rights of security holders, including indentures.
                           ----------------------------------------------------

                           None.

                  9.       Voting Trust Agreement.
                           ----------------------

                           None.

                  10.      Material contracts.

                           (a) Petroleum Lease No. 4 dated November 18, 1981 granted by the Northern Territory of Australia to United Canso Oil & Gas Co. (N.T.) Pty Ltd. filed as
                           Exhibit 10(a) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

                           (b) Petroleum Lease No. 5 dated November 18, 1981 granted by the Northern Territory of Australia to Magellan Petroleum (N.T.) Pty. Ltd.
                           filed as Exhibit 10(b) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

                           (c) Gas Sales Agreement between The Palm Valley Producers and The Northern Territory Electricity Commission dated November 11, 1981 filed as Exhibit 10(c) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.
..
                           (d) Palm Valley Petroleum Lease (OL3) dated November 9, 1982 filed as Exhibit 10(d) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

                          (e)  Agreements relating to Kotaneelee.

                                  (1) Copy of Agreement dated May 28, 1959
                                  between the Company et al and Home Oil Company Limited et al and Signal Oil and Gas Company filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.
..
                                  (2) Copies of Supplementary Documents to May
                                  28, 1959 Agreement (see (e)(1) above), dated
                                  June 24, 1959, consisting of Guarantee by Home Oil Company Limited and Pipeline Promotion Agreement filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.
..
                                  (3) Copy of Modification to Agreement dated
                                  May 28, 1959 (see (e)(1) above), made as of
                                  January 31, 1961. Filed as Exhibit 10(e) to
                                  Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.
..
                                  (4) Copy of Letter Agreement dated February 1, 1977 between the Company and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.
..
                           (f) Palm Valley Operating Agreement dated April 2, 1985 between Magellan Petroleum (N.T.) Pty. Ltd.,
                           C. D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, I.E.D.C. Australia Pty. Ltd., Southern Alloys Ventures Pty. Limited and Amadeus Oil N.L. filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

                           (g) Mereenie Operating Agreement dated April 27, 1984 between Magellan Petroleum (N.T.) Pty., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Oilmin (N.T.) Pty. Ltd., Krewliff Investments Pty. Ltd., Transoil (N.T.) Pty. Ltd. and Farmout Drillers NL and Amendment of October 3, 1984 to the above agreement filed as Exhibit
                           10(g) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.
                           .
                           (h) Palm Valley Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., C. D. Resources Pty. Ltd., Farmout Drillers N.L., Canso Resources Limited, International Oil Proprietary, Pancontinental Petroleum Limited, IEDC Australia Pty Limited, Amadeus Oil N.L., Southern Alloy Venture Pty. Limited and Gasgo Pty. Limited. Also included are the Guarantee of the Northern Territory of Australia dated June 28, 1985 and Certification letter dated June 28, 1985 that the Guarantee is binding. All of the above were filed as Exhibit 10(h) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) and are incorporated herein by reference.

                           (i) Mereenie Gas Purchase Agreement dated June 28, 1985 between Magellan Petroleum (N.T.) Pty. Ltd., United Oil & Gas Co. (N.T.) Pty. Ltd., Canso Resources Limited, Moonie Oil N.L., Petromin No Liability, Transoil No Liability, Farmout Drillers N.L., Gasgo Pty. Limited, The Moonie Oil Company Limited, Magellan Petroleum Australia Limited and Flinders Petroleum N.L. Also included is the Guarantee of the Northern Territory of Australia dated June 28, 1985. All of the above were filed as
                           Exhibit 10(i) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) and are incorporated herein by reference.
..
                           (j) Agreements dated June 28, 1985 relating to Amadeus Basin -Darwin Pipeline which include Deed of Trust Amadeus Gas Trust, Undertaking by the Northern Territory Electric Commission and Undertaking from the Northern Territory Gas Pty Ltd. filed as Exhibit 10(j) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.


                           (k) Agreement between the Mereenie Producers and the Palm Valley Producers dated June 28, 1985 filed as
                           Exhibit 10(k) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

                           (l) Form of Agreement pursuant to Article SIXTEENTH of the Company's Certificate of Incorporation and the applicable By-Law to indemnify the Company's directors and officers filed as Exhibit 10(l) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.
..

                           (m) 1998 Stock Option Plan, filed as exhibit 4(a) to Form S-8 Registration Statement on January 14, 1999, is incorporated filed as Exhibit 10(m) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

                           (n) Employment Agreement between James R. Joyce and Magellan Petroleum Corporation dated January 1, 2000 filed as Exhibit 10(N) to Annual Report on Form 10-K for the year ended June 30, 2001 (File No. 001-5507) is incorporated herein by reference.

                           (o)    1989 Stock Option Plan is filed herein.

                    11.    Statement re computation of per share earnings.
                           -----------------------------------------------

                           Not applicable.

                    12.    Statement re computation of ratios.
                           -----------------------------------

                           None.

                    13.    Annual report to security holders, Form 10-Q or
                           ------------------------------------------------
                           quarterly report to security holders.
                           -------------------------------------

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

                    23.    Consent of experts and counsel.
                           ------------------------------

                           1.   Consent of Ernst & Young LLP filed herein

                           2. Consent of Paddock Lindstrom & Associates, Ltd. iled herein.


                    24.    Power of attorney.
                           -----------------

                           None.

                    99.    Additional Exhibits.
                           -------------------

                           1.     Section 906 Certification

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

                                                MAGELLAN PETROLEUM CORPORATION
                                                            (Registrant)

                                     /s/ James R. Joyce
                                     ------------------------
                                     James R. Joyce, President

Dated:  September 24, 2002
        -----------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Donald V. Basso                                             /s/ James R. Joyce
------------------------                                        -------------------------------
Donald V. Basso                                                 James R. Joyce
Director                                                        Director, President and Chief Executive Officer,
                                                                Chief Financial and Accounting Officer

Dated:  September 24, 2002                                      Dated: September 24, 2002
        -------------------                                            ------------------

/s/ Timothy L. Largay                                           /s/ Ronald P. Pettirossi
------------------------                                          --------------------------
Timothy L. Largay                                               Ronald P. Pettirossi
Director                                                        Director


Dated:  September 24, 2002
        -------------------

/s/ Walter McCann
-------------------------
Walter McCann
Director


Dated:  September 24, 2002
        -------------------

                                    Form 10-K

                         MAGELLAN PETROLEUM CORPORATION

                                 Certification

CERTIFICATIONS

         I, James R. Joyce, certify that:

         1. I have reviewed this annual report on Form 10-K of Magellan Petroleum Corporation; and


         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



 Dated: September 24, 2002              \s\ James R. Joyce
                                       --------------------------
                                       James R. Joyce
                                       President and Chief Executive Officer,
                                       Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS



     10.      (O)  1989 Stock Option Plan is filed herein.


     21.      Subsidiaries of the Registrant.

     23.      1.   Consent of Ernst & Young LLP
              2.   Paddock Lindstrom & Associates, Ltd.

     99.1     Section 906 Certification