Form 10-Q
period 2002-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2002-11-13
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2002
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of November 13, 2002 was 24,607,376.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                               September 30, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1 Financial Statements

       Consolidated balance sheets at September 30, 2002
       and June 30, 2002                                                     3

       Consolidated statements of income for the three months
       ended September 30, 2002 and 2001                                     4

       Consolidated statements of cash flows for the three months
       ended September 30, 2002 and 2001                                     5

       Notes to consolidated financial statements                            6

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   9

Item 3 Quantitative and Qualitative Disclosure About Market Risk            17

Item 4 Controls and Procedures                                              17


                           PART II - OTHER INFORMATION

Item 5 Other Information                                                    18

Item 6 Exhibits and Reports on Form 8-K                                     18

       Signatures                                                           19

       Rule 13a-14 Certifications                                           20

       Exhibits                                                             21

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,             June 30,
                                                                                -------------              --------
                                                                                    2002                    2002
                                                                                    ----                    ----
ASSETS                                                                            (unaudited)               (Note)
------
Current assets:
  Cash and cash equivalents                                                       $16,455,353             $15,784,851
  Accounts receivable                                                               2,908,108               4,162,821
  Marketable securities                                                               899,619                 899,619
  Inventories                                                                         369,577                 377,847
  Other assets                                                                        248,466                 280,537
                                                                                   ----------             -----------
          Total current assets                                                     20,881,123              21,505,675
                                                                                   ----------             -----------

Marketable securities                                                                 792,494                 794,070

Property and equipment:
  Oil and gas properties (successful efforts method)                               43,307,145              44,155,824
  Land, buildings and equipment                                                     1,620,361               1,669,330
  Field equipment                                                                   1,145,623               1,189,093
                                                                                  -----------             -----------
  Total property and equipment:                                                    46,073,129              47,014,247
  Less accumulated depletion, depreciation and amortization                       (29,708,288)            (29,967,865)
                                                                                  ------------            ------------
           Net property and equipment                                              16,364,841              17,046,382
                                                                                   ----------             -----------

  Other assets                                                                        797,941                 820,189
                                                                                  -----------             -----------
  Total assets                                                                    $38,836,399             $40,166,316
                                                                                  ===========             ===========
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  2,196,608            $  2,323,781
  Accrued liabilities                                                               1,036,266               1,086,193
  Income taxes payable                                                                196,921                 233,339
                                                                                   ----------              ----------
          Total current liabilities                                                 3,429,795               3,643,313
                                                                                   ----------              ----------

Long term liabilities:
  Deferred income taxes                                                             2,009,130               2,731,221
  Asset retirement obligation                                                       3,728,399               1,242,398
                                                                                  -----------              ----------
          Total long term liabilities                                               5,737,529               3,973,619
                                                                                  -----------              ----------

Minority interests                                                                 12,603,501              13,932,928

Commitments (Note 2)                                                                        -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 24,607,376 shares                                                     246,074                 246,074
  Capital in excess of par value                                                   43,085,841              43,085,841
                                                                                  -----------            ------------
  Total capital                                                                    43,331,915              43,331,915
  Accumulated deficit                                                             (16,660,265)            (15,750,935)
  Accumulated other comprehensive loss                                             (9,606,076)             (8,964,524)
                                                                                 ------------            ------------
Total stockholders' equity                                                         17,065,574              18,616,456
                                                                                 ------------            ------------
Total liabilities, minority interests and stockholders' equity                    $38,836,399             $40,166,316
                                                                                  ===========             ===========

         Note: The balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date.
                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                         Three months ended
                                                                                           September 30,
                                                                                           -------------
                                                                                   2002                      2001
                                                                                   ----                      ----
          Revenues:
            Oil sales                                                          $   800,988               $ 1,017,989
            Gas sales                                                            2,028,939                 1,977,392
            Other production related revenues                                      150,805                   747,025
            Interest income                                                        206,576                   181,690
                                                                                ----------                ----------
            Total Revenues                                                       3,187,308                 3,924,096
                                                                                ----------                ----------
          Costs and expenses:
            Production costs                                                       983,935                   999,135
            Exploration and dry hole costs                                         806,645                   167,766
            Salaries and employee benefits                                         410,514                   352,821
            Depletion, depreciation and amortization                               873,926                   793,004
            Auditing, accounting and legal services                                141,407                   109,108
            Accretion expense                                                       73,685                         -
            Shareholder communications                                              30,579                    25,696
            Other administrative expenses                                           51,026                   232,268
                                                                                ----------                ----------
             Total costs and expenses                                            3,371,717                 2,679,798
                                                                                ----------                ----------
          Income (loss) before income taxes, minority interests and
            cumulative effect of accounting change                                (184,409)                1,244,298
          Income tax provision                                                        (852)                 (308,621)
                                                                                -----------                ----------
          Income (loss) before minority interests and cumulative
            effect of accounting change                                           (185,261)                  935,677
            Minority interests                                                      13,872                  (513,081)
                                                                                 ---------                 ----------
          Income (loss) before cumulative effect of accounting change             (171,389)                  422,596
            Cumulative effect of accounting change - net                          (737,941)                        -
                                                                                  ---------               ----------
          Net income (loss)                                                    $  (909,330)               $  422,596
                                                                                ===========               ==========

          Average number of shares:
              Basic                                                             24,607,376                24,658,089
                                                                                ==========                ==========
              Diluted                                                           24,607,376                24,658,089
                                                                                ==========                ==========

          Income (loss) per share (basic and diluted)
             Before cumulative effect of accounting change                        $(.01)                     $.02
             Cumulative effect of accounting change                                (.03)                        -
                                                                                   -----                    -----
          Net income (loss)                                                       $(.04)                     $.02
                                                                                  ======                     ====

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                                     Accumulated
                                                   Capital in                           Other                        Comprehensive
                         Number        Common       excess of      Accumulated      comprehensive                        income
                        of shares       Stock       Par value        deficit            loss             Total           (loss)
                        ---------       -----       ---------        -------      ---------------        -----           ------
July 1, 2002           24,607,376       $246,074   $43,085,841     $(15,750,935)    $(8,964,524)      $18,616,456
  Net loss                       -              -            -         (909,330)              -          (909,330)      $(909,330)
  Foreign currency
  translation
  adjustments                    -              -            -                -        (647,712)         (647,712)       (647,712)
  Unrealized gain on
  available-for-sale
    securities                   -              -            -                -           6,160             6,160            6,160
 Comprehensive loss                                                                                                    ------------
                                                                                                                       $(1,550,882)
                        ----------       --------  -----------     -------------    ------------      -----------      ============
September 30, 2002      24,607,376       $246,074  $43,085,841     $(16,660,265)    $(9,606,076)      $17,065,574
                        ==========       ========  ===========     =============    ============      ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               September 30, 2002


Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three months ended
                                                                                      September 30,
                                                                                      -------------
                                                                              2002                     2001
                                                                              ----                     ----
Operating Activities:
  Net income (loss)                                                       $    (909,330)            $    422,596

   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Cumulative effect of accounting change                                   2,025,690                        -
     Depletion, depreciation and amortization                                   873,926                  793,004
     Accretion expense                                                           73,685                        -
     Deferred income taxes                                                     (601,635)                       -
     Minority interests                                                        (693,914)                 513,081
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                         817,698               (1,449,107)
    Other assets                                                                (36,326)                 (57,679)
    Inventories                                                                 (39,153)                  67,516
    Accounts payable and accrued liabilities                                    402,002                  458,454
    Income taxes payable                                                        (15,152)                  17,260
    Reserve for site restoration costs                                                -                  175,661
                                                                              ---------                 --------
Net cash provided by operating activities                                     1,897,491                  940,786
                                                                              ---------                 --------
Investing Activities:
  Marketable securities matured                                                       -                  346,401
  Net additions to property and equipment                                      (646,764)                (398,119)
  Repurchases of common stock                                                         -                  (94,542)
                                                                              ---------                ----------
Net cash used in investing activities                                          (646,764)                (146,260)
                                                                              ----------               ----------

Effect of exchange rate changes on cash
  and cash equivalents                                                         (580,225)                (471,043)
                                                                            -----------               ----------
Net increase in cash and cash equivalents                                       670,502                  323,483
Cash and cash equivalents at beginning of year                               15,784,851               12,792,191
                                                                            -----------              -----------
Cash and cash equivalents at end of period                                  $16,455,353              $13,115,674
                                                                            ===========              ===========

                             See accompanying notes.

                    Item 1. Consolidated Financial Statements
                    -----------------------------------------

Note 1.       Basis of Presentation
-------       ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Magellan Petroleum Corporation (MPC) and the Company's 52.2% owned subsidiary, Magellan Petroleum Australia Limited (MPAL) and have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

         Certain amounts for the 2001 period under Operating and Investing Activities in the Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2002 period.

Note 2.       Revenue Recognition
-------       -------------------

         Prior to the Kotaneelee field reaching undisputed payout status during fiscal 2001, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at September 30, 2002 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. The court also made no ruling on the issue of taxable costs of the litigation. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

         The trial was lengthy, complicated and costly to all parties. The court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, MPC is unable to determine whether costs will be assessed against MPC or in what amount. However, since the costs incurred by the defendants have been substantial, and since the court has broad discretion in the awarding of costs, an award to the defendants potentially could be material. Costs may be assessed jointly and severally against nonprevailing parties. MPC has not agreed to share any costs that might be assessed against Canada Southern which initiated the lawsuit and would seek to be indemnified by Canada Southern for any such costs.


Note 3.  Capital
-------  -------

          During December 2000, the Company announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At September 30, 2002, the Company had purchased 500,850 of its shares at a cost of approximately $506,000.

-------       ------------------------------

Note 4.       Comprehensive income (loss)
-------       ---------------------------

         Total comprehensive income (loss) during the three month periods ended September 30, 2002 and 2001 were as follows:

                                       Three months ended          Accumulated
                                           September 30,       at September 30,
                                           -------------       ----------------

                                      2002             2001           2002
                                   ------------  --------------    ---------
Net income (loss)                    $(909,330)       $422,596
Foreign currency
   translation adjustments
                                      (647,712)       (656,181)   $(9,562,022)
Unrealized gain (loss) on
   available-for-sale securities
                                         6,160        (55,440)        (44,054)
                                   -----------   -------------    -------------
Total comprehensive
   income (loss)
                                   $(1,550,882)    $ (289,025)    $(9,606,076)
                                   ============    ===========    ============

Note 5.       Investment in MPAL
-------       ------------------

         During the three months ended September 30, 2002, MPC purchased 66,941 shares of MPAL at an approximate cost of $64,000 and increased its ownership in MPAL from 52.0% to 52.2%.

Note 6.       Earnings per share
-------       ------------------

         Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three month periods ended September 30, 2002 and 2001 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of outstanding stock options exceeded the average market price of the common stock during the 2002 and 2001 periods.

Note 7.       Segment Information
-------       -------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

Item 1.           Financial Statements- (Cont'd)
-------           ------------------------------

                                                    Three months ended
                                                      September 30,
                                            -----------------------------------
                                                       2002             2001
                                                       ----             ----
Revenues:
  MPC                                               $   110         $     155
  MPAL                                                3,077             3,769
  Intersegment dividend                                   -                 -
                                                    -------           -------
  Total consolidated revenues                       $ 3,187           $ 3,924
                                                    =======           =======
Net income (loss):
  MPC                                              $   (151)          $  (122)
  MPAL                                                 (758)              545
  Intersegment dividend                                   -                 -
                                                     -------         --------
  Consolidated net income (loss)                   $   (909)         $    423
                                                    ========         ========


Note 8.       Unrealized Loss on Securities Held for Investment
-------       -------------------------------------------------

         During August 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc) which is listed on the London Stock Exchange. At September 30, 2002, MPC owned approximately 2% of Sefton Resources, Inc. with a fair market value of $49,280 and a cost of $93,334 which is included in other assets. The $44,054 has been recorded as unrealized loss on available-for-sale securities.

Note 9.       Exploration and Dry Hole Costs
-------       ------------------------------

         The 2002 and 2001 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2002 also include the dry hole costs (a total of $367,000) of the two wells drilled in the Cooper Basin in South Australia.

Note 10.      Asset Retirement Obligation
--------      ---------------------------

         Effective July 1, 2002, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves. The estimated liability is based on the future estimated cost of plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley and Mereenie fields in the Northern Territory of Australia. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in the estimates of these costs.

Item 1.           Financial Statements- (Cont'd)
-------           ------------------------------

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (Asset retirement obligation) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which has been included in net loss for the three month period ended September 30, 2002.

         If the provisions of SFAS 143 had been adopted in prior years, net income for the three months ended September 30, 2001 would have been reduced by approximately $37,000. The adoption of SFAS 143 increased the net loss before cumulative effect of accounting change by approximately $19,000 for the three months ended September 30, 2002 and is estimated to reduce fiscal year 2003 earnings before cumulative effect of accounting change by approximately $74,000.

         The pro forma effects for the three month periods ended September 30, 2002 and 2001, assuming the adoption of SFAS 143 as of July 1, 2001, were not material to earnings per share.

         A reconciliation of the Company's liability for the three months ended September 30, 2002, is as follows:

               Upon adoption at July 1, 2002                  $3,794,000
                Liabilities incurred                                   -
                Liabilities settled                                    -
                Accretion expense                                 74,000
                Revisions to estimate                                  -
                Exchange effect                                 (140,000)
                                                               ---------
                Balance at September 30, 2002                 $3,728,000
                                                               =========
Note 11. Commitments

     MPAL has required commitments for exploration expenditures to evaluate certain of its exploration permits. MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the exploration costs.
MPAL has entered into farmout agreements covering the Cooper Basin, the Maryborough Basin and offshore Western Australia which will reduce the amount of MPAL's required expenditures of $2,323,000 in fiscal 2003 by approximately $900,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              ---------------------------------------------------------------

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

Critical Accounting Policies

Oil and Gas Properties

         The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
              ---------------------------------------------------------------

classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future.

         Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred.

Asset Retirement Obligation

         Effective July 1, 2002, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.

         The estimated liability is based on the future estimated cost of plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley and Mereenie fields in the Northern Territory of Australia. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in the estimates of these costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
              ---------------------------------------------------------------

Liquidity and Capital Resources

         Prior to the Kotaneelee field reaching undisputed payout status during fiscal year 2001, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at September 30, 2002 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. The court also made no ruling on the issue of taxable costs of the litigation. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

         The trial was lengthy, complicated and costly to all parties. The court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, MPC is unable to determine whether costs will be assessed against MPC or in what amount. However, since the costs incurred by the defendants have been substantial, and since the court has broad discretion in the awarding of costs, an award to the defendants potentially could be material. Costs may be assessed jointly and severally against nonprevailing parties. MPC has not agreed to share any costs that might be assessed against Canada Southern which initiated the lawsuit and would seek to be indemnified by Canada Southern for any such costs.

Consolidated

         At September 30, 2002, the Company on a consolidated basis had approximately $18.1 million of cash and cash equivalents and marketable securities. A summary of the major changes in cash and cash equivalents during the period is as follows:

         Cash and cash equivalents at beginning of period       $15,785,000
         Cash provided by operations                              1,897,000
         Net additions to property and equipment                   (647,000)
         Effect of exchange rate changes                           (580,000)
                                                                 ----------
         Cash and cash equivalents at end of period             $16,455,000
                                                                ===========

As to MPC (unconsolidated)

         At September 30, 2002, MPC, on an unconsolidated basis, had working capital of approximately $2.1 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2003, MPC purchased 66,941 shares of MPAL's stock at a cost of approximately $64,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
              ---------------------------------------------------------------

         During November 2002, MPC expects to receive a dividend from MPAL of approximately $670,000, which will be added to MPC's working capital.

          During the fiscal year 2001, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At June 30, 2002, MPC had purchased 500,850 of its shares at a cost of approximately $506,000.

As to MPAL

         At September 30, 2002, MPAL had working capital of approximately $15.3 million. MPAL has budgeted approximately $3.5 million for specific exploration projects in the fiscal year 2003 as compared to the $4.1 million expended during fiscal 2002. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire between the fiscal year 2009 and 2012. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2007. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

Fiscal Year    Required Expenditures   Contingent Expenditures     Total
 -----------   -------------------     -----------------------   ----------
    2003               $2,323,000         $       84,000        $ 2,407,000
    2004                  879,000              7,945,000          8,824,000
    2005                  963,000             14,113,000         15,076,000
    2006                  616,000              2,454,000          3,070,000
    2007                        -              1,421,000          1,421,000
                     -----------             -----------        -----------
   Total              $4,781,000             $26,017,000        $30,798,000
                      ==========             ===========        ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties. In addition to the above commitments, MPAL has capital commitments of approximately $924,000 with respect to the Palm Valley and Mereenie fields which have not been included in the consolidated financial statements. MPAL has entered into farmout agreements covering the Cooper Basin, the Maryborough Basin and offshore Western Australia which will reduce the amount of MPAL's required expenditures of $2,323,000 in fiscal 2003 by approximately $900,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
              ---------------------------------------------------------------

Results of Operations

New Accounting Standards

         Effective July 1, 2002, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves. The estimated liability is based on the future estimated cost of plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley and Mereenie fields in the Northern Territory of Australia. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in the estimates of these costs.

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (Asset retirement obligation) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefitand minority interest of $680,000) which has been included in net loss for the three month period ended September 30, 2002.

         If the provisions of SFAS 143 had been adopted in prior years, net income for the three months ended September 30, 2001 would have been reduced by approximately $37,000. The adoption of SFAS 143 increased the net loss before cumulative effect of accounting change by approximately $19,000 for the three months ended September 30, 2002 and is estimated to reduce fiscal year 2003 earnings before cumulative effect of accounting change by approximately $74,000.

         The pro forma effects for the three month periods ended September 30, 2002 and 2001, assuming the adoption of SFAS 143 as of July 1, 2001, were not material to earnings per share.

Three months ended September 30, 2002 vs. September 30, 2001


The components of consolidated net income for the comparable periods were as follows:
                                                        Three months ended
                                                           September 30,
                                                          -------------
                                                      2002           2001
                                                      ----           ----

MPC unconsolidated pretax (loss)                 $  (129,299)     $  (91,234)
MPC income tax expense                               (21,965)        (31,040)
Share of MPAL pretax income (loss)                   (32,166)        687,831
Share of MPAL income tax benefit (provision)          12,041        (142,961)
Share of MPAL cumulative effect of accounting change(737,941)              -
                                                    ---------      ---------
Consolidated net income (loss)                    $ (909,330)      $ 422,596
                                                    =========      =========

Net income (loss) per share (basic and diluted)        $(.04)          $.02
                                                       ======          ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
              ---------------------------------------------------------------

                                    Revenues

          Oil sales decreased 21% in the current quarter to $801,000 from $1,018,000 in 2001 because of an 8% decrease in oil prices and a 16% decrease in the number of units sold which was partially offset by the 7% Australian foreign exchange rate increase discussed below. Oil unit sales are expected to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                           Three months ended September 30,
                                                           --------------------------------
                                           2002 Sales                                     2001 Sales
                                           ----------                                     ----------
                                                    Average price                                  Average price
                                 bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                36,632               A.$44.35                  43,842              A.$48.27

         Gas sales increased 5% to $2,029,000 in 2002 from $1,977,000 in 2001 primarily because of the 7% Australian foreign exchange rate increase discussed below. The volume of gas sold and the average price of gas sold remained relatively unchanged between the periods. Gas sales in 2002 include $88,000 of gas sales from the Kotaneelee field compared to $124,000 of gas sales from the field in the 2001 period. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                           Three months ended September 30,
                                                           --------------------------------
                                           2002 Sales                                     2001 Sales
                                           ----------                                     ----------
                                         bcf       Average price per mcf            bcf       Average price per mcf
                                         ---       ---------------------     -----  ---       ---------------------
                                                           (A.$)                                      (A.$)
Australia: Palm Valley
  Alice Springs contract                .290                3.25                    .306              3.22
  Darwin contract                       .488                2.10                    .473              2.10
Australia: Mereenie
  Darwin contact                        .719                2.52                    .698              2.49
  Other                                 .054                3.62                    .082              3.71
                                        ----                                        ----
       Total                           1.551                                       1.559
                                       =====                                       =====

         Other production related revenues decreased 80% to $151,000 in 2002 from $747,000 in 2001. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs in 2001 included an additional amount ($472,000) of pipeline tariff revenue to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.

         Interest income increased 14% to $207,000 in 2002 from $182,000 in 2001 because of the 7% Australian foreign exchange rate increase discussed below and additional funds were available for investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
              ---------------------------------------------------------------

                               Costs and Expenses

         Production costs decreased 2% in 2002 to $984,000 from $999,000 in 2001 because the 2001 period includes $40,000 of site restoration costs which under SFAS 143 is a component of depletion, depreciation and amortization beginning in the 2002 period.

         Exploration and dry hole costs increased 380% to $807,000 in 2002 from $168,000 in 2001. The 2002 and 2001 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2002 also include the dry hole costs (a total of $367,000) of the two wells drilled in the Cooper Basin in South Australia.

          Salaries and employee benefits increased 16% to $411,000 in 2002 from $353,000 in 2001 because of the 7% increase in the Australian foreign exchange rate as discussed below and salary increases for MPAL personnel.

         Depletion, depreciation and amortization increased 10% from $793,000 in 2001 to $874,000 in 2002 primarily because of the 7% increase in the Australian foreign exchange rate as discussed below.

         Auditing, accounting and legal expenses increased 29% from $109,000 in 2001 to $141,000 in 2002 primarily because of an increase in auditing fees and because of the 7% increase in the Australian foreign exchange rate as discussed below.

         Accretion expense was $74,000 in the 2002 period. Accretion expense represents the accretion on the Asset Retirement Obligation under SFAS 143 which was adopted effective July 1, 2002. The corresponding expense for the 2001 period would have been $64,000.

          Shareholder communications increased 19% from $26,000 in 2001 to $31,000 in 2002 because of MPAL's increased costs in satisfying its statutory obligations in Australia as a public company.

         Other administrative expenses decreased 78% from $232,000 in 2001 to $51,000 in 2002 because of an increase in the amount of overhead that MPAL, as operator, charged its partners during 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)
              ---------------------------------------------------------------

Income Taxes

          Income tax expense decreased from a tax provision of $309,000 in 2001 to a tax provision of $1,000 in 2002. The components of tax income expense between MPC and MPAL were as follows:
                                                 2002           2001
                                                ------         ------
Pretax consolidated income (loss)              $ (184)        $ 1,244
   MPC's losses not recognized                    129              91
   Permanent differences                          (15)           (410)
                                                ------         -------
Book taxable income                             $ (70)        $    925
                                                ======        ========

Australian tax rate                                30%             30%
                                                ======          ======

Australian income tax (benefit) provision       $  (21)        $   278
MPC income tax provision                            22              31
                                                ------        --------
Consolidated income tax provision                  $ 1          $  309
                                                   ===          ======

Current income tax provision                     $  22          $  309
Deferred income tax benefit                        (21)              -
                                                 ------       --------
Consolidated income tax provision               $    1          $  309
                                                ======          ======

Effective tax rate                                 1%             25%
                                                   ==             ===

         MPC's 2002 and 2001 income tax represents the 25% Canadian withholding tax on its Kotaneelee carried interest net proceeds. The 2002 period includes $15,000 in permanent tax differences on certain MPAL income as compared to $410,000 in the 2001 period. The 2001 period included an additional amount ($472,000) of pipeline tariff revenue to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs which gives rise to the difference.

                                 Exchange Effect

         The value of the Australian dollar relative to the U.S. dollar decreased to $.5429 at September 30, 2002 compared to a value of $.5635 at June 30, 2002. This resulted in a $648,000 charge to the foreign currency translation adjustments account for the three month period ended September 30, 2002. The 4% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at September 30, 2002 from the June 30, 2002 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5472 for the quarter ended September 30, 2002, which is a 7% increase compared to the $.5132 rate for the quarter ended September 30, 2001.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk other than as previously discussed regarding foreign currency risk, as the only market sensitive instruments are its investments in marketable securities. At September 30, 2002, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $18.1 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 4   -    Controls and Procedures
------   -    -----------------------

         I, James R. Joyce, the principal executive officer and the principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

         1. That the Company's disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is timely made known to such officers by others within the Company and its subsidiaries,particularly during the period in which this quarterly report is being prepared; and


         2. That there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

                               September 30, 2002

Item 5.           Other Information
-------           -----------------

         During October 2002, MPAL entered into a farmout agreement with Novus Petroleum Limited, an Australian based company with respect to exploration permits ATP 613P and ATP 674P in the Maryborough Basin of Queensland. Novus has the right to earn a 50% in both permits by drilling two wells.


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

          (a)     Exhibits

                  99 (1) Certification  pursuant  to 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 executed by James R. Joyce.

          (b)     Reports on Form 8-K

                  On September 20, 2002, the Company filed a Current Report on Form 8-K that the Company's common stock was delisted from trading on the Pacific Stock Exchange effective September 20, 2002.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                               September 30, 2002



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                        MAGELLAN PETROLEUM CORPORATION
                                                 Registrant





Date:  November 13, 2002           By /s/ James R. Joyce
                                  --------------------------------
                                  James R. Joyce
                                  President and Chief Financial
                                  and Accounting Officer

                                    Form 10-Q

                         Magellan Petroleum Corporation

                            Rule 13a-14 Certification


I, James R. Joyce, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Magellan Petroleum Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                             /s/ James R. Joyce
                                 ---------------------------------
                                 James R. Joyce
                                 President and Chief Accounting
                                 and Financial Officer