Form 10-Q
period 2002-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2003-02-13
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 2002
                               ------------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-5507
                        ------------

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

         The number of shares outstanding of the issuer's single class of common stock as of February 12, 2003 was 24,607,376.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                December 31, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                           Page
ITEM 1      Financial Statements

            Consolidated balance sheets at December 31, 2002
            and June 30, 2002                                                3

            Consolidated statements of income (loss) for the three and six
            months ended December 31, 2002 and 2001                          4

            Consolidated statements of cash flows for the six months
            ended December 31, 2002 and 2001                                 5

            Notes to consolidated financial statements                       6

ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10

ITEM 3      Quantitative and Qualitative Disclosure About Market Risk        22

ITEM 4      Disclosure Controls and Procedures                               22

                           PART II - OTHER INFORMATION

ITEM 4      Submission of Matters to a Vote of Security Holders              23

ITEM 5      Other Information                                                23

ITEM 6      Exhibits and Reports on Form 8-K                                 24

            Signatures                                                       25

            Rule 13a-14 Certifications                                       26

            Exhibits                                                         27

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
-------           --------------------

                           CONSOLIDATED BALANCE SHEETS
                                                                                 December 31,              June 30,
                                                                                 ------------              --------
                                                                                    2002                    2002
                                                                                    ----                    ----
ASSETS                                                                            (unaudited)               (Note)
------
Current assets:
  Cash and cash equivalents                                                       $16,157,575             $15,784,851
  Accounts and notes receivable                                                     4,027,662               4,162,821
  Marketable securities                                                             1,252,110                 899,619
  Inventories                                                                         477,399                 377,847
  Other assets                                                                        241,173                 280,537
                                                                                 ------------            ------------
          Total current assets                                                     22,155,919              21,505,675
                                                                                   ----------             -----------

Marketable securities                                                                 390,000                 794,070

Property and equipment:
  Oil and gas properties (successful efforts method)                               45,969,849              44,155,824
  Land, buildings and equipment                                                     1,695,275               1,669,330
  Field equipment                                                                   1,208,467               1,189,093
                                                                                 ------------            ------------
  Total property and equipment:                                                    48,873,591              47,014,247
  Less accumulated depletion, depreciation and amortization                       (31,456,223)            (29,967,865)
                                                                                  ------------            ------------
           Net property and equipment                                              17,417,368              17,046,382
                                                                                   ----------             -----------
  Other assets                                                                        773,897                 820,189
                                                                                -------------           -------------
  Total assets                                                                    $40,737,184             $40,166,316
                                                                                  ===========             ===========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
--------------------------------------------------------

Current liabilities:
  Accounts payable                                                               $  2,531,965            $  2,323,781
  Accrued liabilities                                                               1,165,135               1,086,193
  Income taxes payable                                                                255,952                 233,339
                                                                                   ----------            ------------
          Total current liabilities                                                 3,953,052               3,643,313
                                                                                   ----------              ----------

Long term liabilities:
  Deferred income taxes                                                             2,269,106               2,731,221
  Asset retirement obligation                                                       3,870,206               1,242,398
                                                                                  -----------            ------------
          Total long term liabilities                                               6,139,312               3,973,619
                                                                                  -----------            ------------

Minority interests                                                                 12,794,708              13,932,928

Commitments (Note 2)                                                                        -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 24,607,376 shares                                                     246,074                 246,074
  Capital in excess of par value                                                   43,085,841              43,085,841
                                                                                 ------------            ------------
  Total capital                                                                    43,331,915              43,331,915
  Accumulated deficit                                                             (16,506,845)            (15,750,935)
  Accumulated other comprehensive loss                                             (8,974,958)             (8,964,524)
                                                                                --------------          --------------
Total stockholders' equity                                                         17,850,112              18,616,456
                                                                                 ------------            ------------
Total liabilities, minority interests and stockholders' equity                    $40,737,184             $40,166,316
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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION


   Item 1.        Financial Statements
   -------        --------------------


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                   Three months ended                  Six months ended
                                                                      December 31,                       December 31,
                                                                      ------------                       ------------
                                                                  2002             2001              2002             2001
                                                                  ----             ----              ----             ----
   Revenues:
     Oil sales                                               $    724,315      $    668,674       $1,525,303        $1,686,663
     Gas sales                                                  2,626,559         2,097,275        4,655,498         4,074,667
     Other production related revenues                            314,229           211,135          465,034           958,160
     Interest and other income                                    218,773           160,983          425,349           342,673
                                                              -----------       -----------      -----------       -----------
     Total revenues                                             3,883,876         3,138,067        7,071,184         7,062,163
                                                               ----------        ----------       ----------        ----------
   Costs and expenses:
     Production costs                                             912,143           838,818        1,896,078         1,837,953
     Exploration and dry hole costs                               489,101         2,565,218        1,295,746         2,732,984
     Salaries and employee benefits                               535,613           316,254          946,127           669,075
     Depletion, depreciation and amortization                     782,402           870,041        1,656,328         1,663,045
     Auditing, accounting and legal services                      123,726            57,421          265,133           166,529
     Accretion expense                                             75,179                 -          148,864                 -
     Shareholder communications                                    84,189            83,028          114,768           108,724
     Other administrative expenses                                198,376           222,037          249,402           454,305
                                                               ----------        ----------       ----------        ----------
      Total costs and expenses                                  3,200,729         4,952,817        6,572,446         7,632,615
                                                               ----------        ----------        ---------         ---------
   Income (loss) before income taxes, minority interests
     and cumulative effect of accounting change                   683,147        (1,814,750)         498,738          (570,452)
   Income tax (provision) benefit                               ( 212,348)          506,471        ( 213,200)          197,850
                                                              ------------       ----------      ------------       ----------
   Income (loss) before minority interests and cumulative
     effect of accounting change                                  470,799        (1,308,279)         285,538          (372,602)
     Minority interests                                          (317,379)          577,260         (303,507)           64,179
                                                             -------------      -----------     -------------       ----------
   Income (loss) before cumulative effect of
   accounting change                                              153,420          (731,019)         (17,969)         (308,423)
   Cumulative effect of accounting change - net                         -                 -         (737,941)                -
                                                              -----------     --------------    -------------     -------------
   Net income (loss)                                          $   153,420     $    (731,019)    $   (755,910)     $   (308,423)
                                                              ===========     ==============    =============     =============

   Average number of shares outstanding
     Basic                                                     24,607,376        24,607,376       24,607,376        24,636,355
                                                               ==========        ==========       ==========        ==========
     Diluted                                                   24,607,376        24,607,376       24,607,376        24,636,355
                                                               ==========        ==========       ==========        ==========

   Net income (loss) per share( basic and diluted )
      Before cumulative effect of accounting change              $ .01            $ (.03)            $ -             $ (.01)
      Cumulative effect of accounting change-net                     -                 -              (.03)               -
                                                                -------          --------           ------            -----
   Net income (loss)                                              $ 01            $ (.03)           $ (.03)          $ (.01)
                                                                  ====            =======           =======          =======


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2002


Item 1.       Financial Statements
-------       --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Six months ended
                                                                                        December 31,
                                                                                        ------------
                                                                                   2002                  2001
                                                                                   ----                  ----
Operating Activities:
  Net loss                                                                   $   (755,910)            $   (308,423)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
       Cumulative effect of accounting change                                   2,025,690                        -
       Depletion, depreciation and amortization                                 1,656,328                1,663,045
       Accretion expense                                                          148,864                        -
       Deferred income taxes                                                     (448,666)                (255,770)
       Minority interests                                                        (376,535)                 (64,179)
   Change in operating assets and liabilities:
       Accounts and notes receivable                                             (280,806)              (1,763,510)
       Other assets                                                               (40,398)                 (70,141)
       Inventories                                                               (145,284)                  38,281
       Accounts payable and accrued liabilities                                   821,902                1,574,634
       Income taxes payable                                                        44,754                 (751,378)
       Asset Retirement Obligation                                                (58,901)                       -
       Reserve for site restoration costs                                               -                  254,394
                                                                               ----------               ----------
Net cash provided by operating activities                                       2,591,038                  316,953
                                                                               ----------               ----------

Investing Activities:
  Marketable securities purchased                                                (700,000)                (883,809)
  Marketable securities sold or matured                                           751,579                  846,063
  Repurchase of common stock                                                            -                  (94,542)
  Sale of available-for-sale securities                                            93,334                        -
  Net additions to property and equipment                                      (1,632,758)                (707,029)
                                                                               -----------                ---------
Net cash used in investing activities                                          (1,487,845)                (839,317)
                                                                               -----------                ---------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (628,209)                (586,379)
                                                                                 ---------                ---------
Net cash used in financing activities                                            (628,209)                (586,379)
                                                                                 =========                =========

  Effect of exchange rate changes on cash
  and cash equivalents                                                           (102,260)                  32,781
                                                                             -------------            ------------
Net increase (decrease) in cash and cash equivalents                              372,724               (1,075,962)
  Cash and cash equivalents at beginning of year                               15,784,851               12,792,191
                                                                             ------------             ------------
Cash and cash equivalents at end of period                                    $16,157,575              $11,716,229
                                                                              ===========              ===========

                            See accompanying notes.

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 1.       Basis of Presentation
              ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Magellan Petroleum Corporation (MPC) and the Company's 52.3% owned subsidiary, Magellan Petroleum Australia Limited ("MPAL") and have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

         Certain amounts for the 2001 period under Operating and Investing Activities in the Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2002 period.

Note 2.       Revenue Recognition
              -------------------

         Prior to the Kotaneelee field reaching undisputed payout status during fiscal 2001, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at December 31, 2002 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. The court also made no ruling on the issue of taxable costs of the litigation. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

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

Item 1.           Notes to Consolidated Financial Statements- (Cont'd)
-------           ----------------------------------------------------

Note 3.       Capital
              -------

          During December 2000, the Company announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At December 31, 2002, the Company had purchased 500,850 of its shares at a cost of approximately $506,000.

Note 4.       Depletion, depreciation and amortization
              ----------------------------------------

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. MPAL's estimated cost of these proposed expenditures is approximately $11.7 million. Completion of the program is expected to increase proved developed reserves and the cost basis for depletion. During the quarter ended December 31, 2002, the Palm Valley gas reserves were increased by approximately 35% to reflect the current operating performance of the field and the capability of the field to produce additional quantities of gas. This change reduced the DD&A expense for the three months ended December 31, 2002 by approximately $249,000. In addition, based on a recent study, salvage value relating to certain equipment was included in the calculation of DD&A. This change reduced the DD&A expense by approximately $93,000 for the quarter ended December 31, 2002. The change increased net income by approximately $124,000 or $.01 per share during the three months ended December 31,2002.

..

Note 5.       Comprehensive income (loss)
              ---------------------------
         Total comprehensive income (loss) during the three and six month periods ended December 31, 2002 and 2001 were as follows:

                                           Three months ended                 Six months ended            Accumulated at
                                              December 31,                      December 31,               December 31,
                                              ------------                      ------------               ------------
                                        2002              2001              2002            2001               2002
                                        ----              ----              ----            ----               ----
Net income (loss)                     $ 153,420         (731,019)            $(755,910)     $ (308,423)
Foreign currency translation
   adjustments                          587,064          661,246               (60,648)          5,065      $ (8,974,958)
Reclassification adjustment              44,054                                 44,054
Unrealized gain (loss) on
   available -for-sale securities             -          (92,400)                6,160        (147,840)                -
                                      ----------         --------            ----------     -----------     -------------
Total comprehensive
income (loss)                          $784,538        $(162,173)            $(766,344)      $(451,198)      $(8,974,958)
                                       ========        ==========            ==========     ===========     =============

Note 6.       Investment in MPAL
              ------------------

         During the six months ended December 31, 2002, MPC purchased 135,806 shares of MPAL at an approximate cost of $128,000 and increased its ownership in MPAL from 52.0% to 52.3%. The difference between the acquisition cost of the MPAL shares and the book value of the additional MPAL interest acquired is allocated to oil and gas properties.

Item 1.       Notes to Consolidated Financial Statements- (Cont'd)
-------       ----------------------------------------------------

Note 7.       Earnings per share
              ------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three and six month periods ended December 30, 2002 and 2001 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of outstanding stock options exceeded the average market price of the common stock during the 2002 and 2001 periods.

Note 8.       Segment Information
              -------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:


                                                    Three months ended                   Six months ended
                                            ------------------------------------------------------------------------
                                                       December 31,                        December 31,
                                            ------------------------------------------------------------------------
                                                       2002             2001              2002              2001
                                                       ----             ----              ----              ----
Revenues:
  MPC                                              $    798          $    764          $    908          $    919
  MPAL                                                3,772             2,998             6,849             6,767
  Intersegment dividend                                (686)             (624)             (686)             (624)
                                                   ---------         ---------         ---------         ---------
  Total consolidated revenues                       $ 3,884           $ 3,138           $ 7,071           $ 7,062
                                                    =======           =======           =======           =======

Net income (loss) before cumulative
 effect of accounting change:
  MPC                                                $  494           $   507           $   343           $   384
  MPAL                                                  345              (614)              325               (68)
  Intersegment dividend                                (686)             (624)             (686)             (624)
                                                  ----------        ----------           -------           -------
  Consolidated net income (loss)                     $  153           $  (731)           $  (18)          $  (308)
                                                     ======           ========           =======          ========

Net income (loss):
  MPC                                                $  494           $   507           $   343           $   384
  MPAL                                                  345              (614)             (413)              (68)
  Intersegment dividend                                (686)             (624)             (686)             (624)
                                                  ----------        ----------           -------           -------
  Consolidated net income (loss)                     $  153           $  (731)          $  (756)          $  (308)
                                                     ======           ========          ========          ========

 Note 9. Unrealized Gain on Securities Held for Investment
         -------------------------------------------------

         During August 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc) which is listed on the London Stock Exchange. At September 30, 2002, MPC owned approximately 2% of Sefton Resources, Inc. with a fair market value of $49,280 and a cost of $93,334 which was included in other assets.The $44,054 had been recorded as unrealized loss on available-for-sale securities as of September 30, 2002. Effective November 30, 2002, MPC sold all of its interest in Sefton Resources for $100,000 and recognized a gain of $6,666. Payment was in the form of a 10% promissory note which is payable in installments as follows: $25,000 on March 31, 2003, $25,000 on June 30, 2003 and $50,000 on September 30, 2003.

Note 10. Exploration and Dry Hole Costs
         ------------------------------

         The 2002 and 2001 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2002 also include the dry hole costs (a total of $586,000) of the two wells drilled in the Cooper Basin in South Australia. The costs in 2001 include the dry hole costs (a total of $2.3 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia.

Note 11. Asset Retirement Obligation
         ---------------------------

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

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (Asset retirement obligation) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which has been included in net loss for the six month period ended December 31, 2002.

         If the provisions of SFAS 143 had been adopted in prior years, net loss for the three and six months ended December 31, 2001 would have been increased by approximately $21,000 and $44,000, respectively. The adoption of SFAS 143 increased the net loss before cumulative effect of accounting change by approximately $7,000 and $26,000 for the three and six months ended December 31, 2002 and is estimated to reduce fiscal year 2003 earnings before cumulative effect of accounting change by approximately $74,000.

         The pro forma effects for the three and six month periods ended December 31, 2002 and 2001, assuming the adoption of SFAS 143 as of July 1, 2001, were not material to earnings per share.

         A reconciliation of the Company's liability for the six months ended December 31, 2002, is as follows:

                Upon adoption at July 1, 2002          $3,794,000
                Liabilities incurred                            -
                Liabilities settled                       (59,000)
                Accretion expense                         149,000
                Revisions to estimate                           -
                Exchange effect                           (14,000)
                                                       -----------
                Balance at December 31, 2002           $3,870,000
                                                       ==========

         During the current quarter, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs.

Note 12. Commitments
         -----------

         MPAL has required commitments for exploration expenditures to evaluate certain of its exploration permits. MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the exploration costs. MPAL has entered into farmout agreements covering the Cooper Basin, the Maryborough Basin and offshore Western Australia which will reduce both the amount of MPAL's interest in the properties and the required expenditures of $2,323,000 in fiscal 2003 by approximately $900,000.

Note 13. Subsequent Events
         -----------------

         Effective January 2, 2003, Mr. James R. Joyce, president of the Company, was granted options to purchase 50,000 shares of the Company's common stock at an exercise price of $.85 (price on date of grant)in connection with the renewal of his employment agreement. One half of the options vested immediately and the balance will vest on July 1, 2004, if Mr. Joyce continues his employment after such date.

         During January 2003, MPAL participated in the drilling of the Strumbo-1 well offshore Western Australia. Since the well did not encounter any commercial quantities of hydrocarbons, the well was plugged and abandoned. Although most of the cost of the well was paid by MPAL's partner, MPAL will incur an after tax charge of approximately $60,000 in the quarter ended March 31, 2003.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

Forward Looking Statements
--------------------------

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among these risks and uncertainties are uncertainties as to the costs, length and outcome of the Kotaneelee litigation, pricing and production levels from the properties in which the Company has interests, and the extent of the recoverable reserves at those properties. The Company undertakes no obligation to update or revise forward looking statements, whether as a result of new information, future events, or otherwise.


Critical Accounting Policies
----------------------------

Oil and Gas Properties
----------------------

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

Asset Retirement Obligation
---------------------------

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

Liquidity and Capital Resources
-------------------------------

Consolidated
------------

         At December 31, 2002, the Company on a consolidated basis had approximately $17.8 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the six month period ended December 31, 2002 is as follows:

          Cash and cash equivalents at beginning of period     $15,785,000
          Net cash provided by operations                        2,591,000
          Marketable securities purchased                         (700,000)
          Marketable securities sold or matured                    752,000
          Net additions to property and equipment               (1,633,000)
          Sale of available-for-sale securities                    93,000
          Dividends to MPAL minority shareholders                 (628,000)
          Effect of exchange rate changes                         (102,000)
                                                                -------------
          Cash and cash equivalents at end of period           $16,158,000
                                                               ==============

         Prior to the Kotaneelee field reaching undisputed payout status during fiscal year 2001, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at December 31, 2002 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. The court also made no ruling on the issue of taxable costs of the litigation. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

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

As to MPC
---------

         At December 31, 2002, MPC, on an unconsolidated basis, had working capital of approximately $3.1 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2003, MPC purchased 135,806 shares of MPAL's stock at a cost of approximately $128,000 and increased its ownership in MPAL from 52.0% to 52.3%.

         During November 2002, MPC received a dividend from MPAL of approximately $686,000, which was added to MPC's working capital.

          During December 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At December 31, 2002, MPC had purchased 500,850 of its shares at a cost of approximately $506,000.

As to MPAL
----------

         At December 31, 2002, MPAL had working capital of approximately $15.1 million. MPAL has budgeted approximately $3.5 million for specific exploration projects in the fiscal year 2003 as compared to the $4.1 million expended during fiscal 2002. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire between the fiscal year 2009 and 2012.

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

         Fiscal Year               Required Expenditures       Contingent Expenditures               Total
         -----------               ---------------------       -----------------------               -----
             2003                          $2,323,000               $       84,000                  $ 2,407,000
             2004                             879,000                    7,945,000                    8,824,000
             2005                             963,000                   14,113,000                   15,076,000
             2006                             616,000                    2,454,000                    3,070,000
             2007                                   -                    1,421,000                    1,421,000
                                   ------------------                  -----------                 ------------
            Total                         $4,781,000                   $26,017,000                  $30,798,000
                                          ==========                   ===========                  ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties. MPAL also expects that it will seek partners to share the exploration costs. MPAL has entered into farmout agreements covering the Cooper Basin, the Maryborough Basin and offshore Western Australia which will reduce both the amount of MPAL's interest in the properties and the required expenditures of $2,323,000 in fiscal 2003 by approximately $900,000.

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. MPAL's estimated cost of these proposed expenditures is approximately $11.7 million.

Results of Operations
---------------------

New Accounting Standards
------------------------

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

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (Asset retirement obligation) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which has been included in net loss for the six month period ended December 31, 2002.

         If the provisions of SFAS 143 had been adopted in prior years, net loss for the three and six months ended December 31, 2001 would have been increased by approximately $21,000 and $44,000, respectively. The adoption of SFAS 143 increased the net loss before cumulative effect of accounting change by approximately $7,000 and $26,000 for the three and six months ended December 31, 2002 and is estimated to reduce fiscal year 2003 earnings before cumulative effect of accounting change by approximately $74,000.

         The pro forma effects for the three and six month periods ended December 31, 2002 and 2001, assuming the adoption of SFAS 143 as of July 1, 2001, were not material to earnings per share.

Three months ended December 31, 2002 vs. December 31, 2001
----------------------------------------------------------

         The components of consolidated net income (loss) for the comparable periods were as follows:
                                               Three months ended December 31,
                                               -------------------------------
                                                      2002             2001
                                                 -------------    -------------
MPC unconsolidated pretax loss                    $ (171,669)     $   (90,540)
MPC income tax expense                               (19,591)         (26,929)
Share of MPAL pretax income (loss)                   444,779         (888,754)
Share of MPAL income tax (provision) benefit        (100,099)         275,204
                                                 ------------     -----------
Consolidated net income (loss)                     $ 153,420       $ (731,019)
                                                   =========       ===========

Net income (loss) per share (basic & diluted)       $ .01           $ (.03)
                                                    =====           =======
                                    Revenues
                                    --------

          Oil sales increased 8% in the current quarter to $724,000 from $669,000 in 2001 because of a 14% increase in oil prices and the 9% Australian foreign exchange rate increase discussed below which was partially offset by a 15% decrease in the number of units sold. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                       Three months ended December 31,
                                                       -------------------------------
                                           2002 Sales                                     2001 Sales
                                           ----------                                     ----------
                                                    Average price                                  Average price
                                 Bbls                  per bbl                  Bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                33,378               A.$42.24                  39,275              A.$36.92

         Gas sales increased 25% to $2,627,000 in 2002 from $2,097,000 in 2001 because of a 4% increase in the volume of gas sold, a 10% increase in the average price of gas sold and the 9% Australian foreign exchange rate increase discussed below. Gas sales in 2002 include $82,000 ($108,000 in 2001) of gas sales from the Kotaneelee field for the production period August - October 2002. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                           Three months ended December 31,
                                                           -------------------------------
                                                 2002 Sales                                 2001 Sales
                                                 ----------                                 ----------
                                         bcf       Average price per mcf            bcf       Average price per mcf
                                         ---       ---------------------            ---       ---------------------
                                                           (A.$) (A.$)
Australia: Palm Valley
  Alice Springs contract                .220                3.28                    .252              2.97
  Darwin contract                       .579                2.11                    .571              2.03
Australia: Mereenie
  Darwin contact                       1.036                2.85                    .840              2.41
  Other                                 .009                3.59                    .111              3.40
                                        ----                                        ----
       Total                           1.844                                       1.774
                                       =====                                       =====

         Other production related revenues increased 49% to $314,000 in 2002 from $211,000 in 2001. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold and increased prices.

         Interest and other income increased 36% to $219,000 in 2002 from $161,000 in 2001 because of the 9% Australian foreign exchange rate increase discussed below and additional funds were available for investment.

                               Costs and Expenses
                               ------------------

         Production costs increased 9% in 2002 to $912,000 from $839,000 in 2001 primarily because of the 9% Australian foreign exchange rate increase discussed below. During 2002, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs.

         Exploration and dry hole costs decreased 81% to $489,000 in 2002 from $2,565,000 in 2001. The 2002 and 2001 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2001 include the dry hole costs (a total of $2.3 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia. The costs in 2002 also include part ($219,000) of the dry hole costs (a total of $586,000) of the two wells drilled in the Cooper Basin in South Australia.

     Salaries and employee benefits increased 70% to $536,000 in 2002 from $316,000 in 2001. During 2002, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change resulted in a greater amount being shown in salaries and employee benefits there was a corresponding credit in other administrative expenses. The data to reclassify the amounts in 2001 are not currently available. In addition, there was a 9% increase in the Australian foreign exchange rate as discussed below.

         Depletion, depreciation and amortization decreased 10% from $870,000 in 2001 to $782,000 in 2002. The decrease in DD&A was partially offset by the 9% increase in the Australian exchange rate discussed below. During 2002, the Palm Valley gas reserves were increased by approximately 35% to reflect the current operating performance of the field and the capability of the field to produce additional quantities of gas. This change reduced the DD&A expense for the 2002 period by approximately $249,000. In addition, based on a recent study, salvage value was included in the calculation of DD&A. This change reduced the DD&A expense by approximately $93,000 for the 2002 period.

          Auditing, accounting and legal expenses increased 118% from $57,000 in 2001 to $124,000 in 2002 because of an increase in MPC's and MPAL's audit fees and the 9% increase in the Australian exchange rate discussed below.

         Accretion expense was $75,000 in the 2002 period. Accretion expense represents the accretion on the Asset Retirement Obligation under SFAS 143 which was adopted effective July 1, 2002. The corresponding expense for the 2001 period would have been $64,000.

         Shareholder communications increased 1% from $83,000 in 2001 to $84,000 in 2002.

         Other administrative expenses decreased 11% from $222,000 in 2001 to $198,000 in 2002 because of an increase in the amount of overhead that MPAL, as operator, charged its partners during 2002. During 2002, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change resulted in a greater amount being shown in salaries and employee benefits there was a corresponding credit in other administrative expenses. The increase in the amount of overhead charged was partially offset by increases in other categories of administrative expenses.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

                                  Income Taxes
                                  ------------

          Income tax provision increased in 2002 from a $506,000 income tax benefit in 2001 to a $212,000 income tax provision. The components of the income tax (in thousands) between MPC and MPAL were as follows:


                                                                             2002                         2001
                                                                          ---------                    -------
Pretax consolidated income (loss)                                            $ 683                    $ (1,815)
   MPC's losses not recognized                                                 172                          91
   Permanent differences                                                      (216)                        (53)
                                                                       ------------                 -----------
Book taxable income (loss)                                                  $  639                    $  (1,777)
                                                                            ======                    ==========

Australian tax rate                                                             30%                         30%
                                                                                ===                         ===

Australian income tax benefit (provision)                                   $  (192)                    $   533
MPC income tax (provision)                                                      (20)                        (27)
                                                                             -------                    --------
Consolidated income tax benefit (provision)                                  $ (212)                     $  506
                                                                             =======                     ======

Current income tax (provision)                                              $   (20)                     $  (27)
Deferred income tax benefit (provision)                                        (192)                        533
                                                                             -------                      -----
Consolidated income tax benefit (provision)                                  $ (212)                      $ 506
                                                                             =======                      =====

Effective tax rate                                                             31%                        (28)%
                                                                               ===                        =====

         MPAL's loss during the 2001 period resulted in the income tax benefit. MPC's 2002 and 2001 income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.

                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.5612 at December 31, 2002 compared to a value of $.5429 at September 30, 2002. This resulted in a $587,000 credit to the foreign currency translation adjustments account for the three months ended December 31, 2002. The average exchange rate used to translate MPAL's operations in Australia was $.5583 for the quarter ended December 31, 2002, which is a 9% increase compared to the $.5119 rate for the quarter ended December 31, 2001.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

Six months ended December 31, 2002 vs. December 31, 2001
--------------------------------------------------------

         The components of consolidated net loss for the comparable periods were as follows:

                                                                                Six months ended December 31,
                                                                                -----------------------------
                                                                                   2002                     2001
                                                                               -------------            -----------
MPC unconsolidated pretax loss                                                   $(300,968)              $(181,774)
MPC income tax expense                                                             (41,556)                (57,969)
Share of MPAL pretax income (loss)                                                 412,613                (200,923)
Share of MPAL income tax (provision) benefit                                       (88,058)                132,243
Share of MPAL cumulative effect of accounting change                              (737,941)                      -
                                                                                  ---------        ---------------
Consolidated net loss                                                           $ (755,910)             $ (308,423)
                                                                                ===========             ===========

Net loss per share (basic & diluted)                                             $ (.03)                   $ (.01)
                                                                                 ========                  =======

                                    Revenues
                                    --------

          Oil sales decreased 10% in the current period to $1,525,000 from $1,687,000 in 2001 because of a 16% decrease in the number of units sold which was partially offset by a 1% increase in oil prices and the 8% Australian foreign exchange rate increase discussed below. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels ("bbls") and the average price per barrel sold during the periods indicated were as follows:

                                                           Six months ended December 31,
                                                           -----------------------------
                                           2002 Sales                                     2001 Sales
                                           ----------                                     ----------
                                                    Average price                                  Average price
                                 Bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                70,010               A.$43.24                  83,117              A.$42.91

         Gas sales increased 14% to $4,655,000 in 2002 from $4,075,000 in 2001 because a 5% increase in the average price of gas sold, the 8% Australian foreign exchange rate increase discussed below and a 2% increase in the number of units sold. Gas sales in 2002 include $170,000 ($232,000 in 2001) of gas sales from the Kotaneelee field for the production period May - October 2002. The volumes in billion cubic feet ("bcf") (before deducting royalties) and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

                                                           Six months ended December 31,
                                                           -----------------------------
                                                        2002 Sales                                 2001 Sales
                                                        ----------                                 ----------
                                         bcf       Average price per mcf            bcf       Average price per mcf
                                         ---       ---------------------            ---       ---------------------
                                                           (A.$) (A.$)
Australia: Palm Valley
  Alice Springs contract                .510                3.26                    .558              3.10
  Darwin contract                      1.067                2.11                   1.044              2.06
Australia: Mereenie
  Darwin contact                       1.755                2.72                   1.537              2.45
  Other                                 .063                3.62                    .193              3.53
                                      ------                                      ------
       Total                           3.395                                       3.332
                                       =====                                       =====

         Other production related revenues decreased 51% to $465,000 in 2002 from $958,000 in 2001. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs in 2001 included an additional amount ($472,000) of pipeline tariff revenue to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.

         Interest and other income increased 24% to $425,000 in 2002 from $343,000 in 2001 because of the 8% Australian foreign exchange rate increase discussed below and additional funds were available for investment.

                               Costs and Expenses
                               ------------------

         Production costs increased 3% in 2002 to $1,896,000 from $1,838,000 in 2001 primarily because of the 8% increase in the Australian foreign exchange rate as discussed below. During 2002, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs.

         Exploration and dry hole costs decreased 53% to $1,296,000 in 2002 from $2,733,000 in 2001. The 2002 and 2001 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. In addition, the costs in 2001 include the dry hole costs (a total of $2.3 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia. The costs in 2002 also include the dry hole costs (a total of $586,000) of the two wells drilled in the Cooper Basin in South Australia.

         Salaries and employee benefits increased 41% to $946,000 in 2002 from $669,000 in 2001. During 2002, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change resulted in a greater amount being shown in salaries and employee benefits there was a corresponding credit in other administrative expenses. The data to reclassify the amounts in 2001 are not currently available. In addition, there was a 8% increase in the Australian foreign exchange rate as discussed below.

     Depletion, depreciation and amortization was essentially unchanged from $1,663,000 in 2001 to $1,656,000 in 2002. During 2002, the Palm Valley gas
reserves were increased by approximately 35% to reflect the current operating performance of the field and the capability of the field to produce additional quantities of gas. This change reduced the DD&A expense for 2002 by approximately $249,000. In addition, based on a recent study, salvage value was included in the calculation of DD&A. This change reduced the DD&A expense by approximately $93,000 for 2002.

         Auditing, accounting and legal expenses increased 59% from $167,000 in 2001 to $265,000 in 2002 because of an increase in MPC's and MPAL's audit fees and the 8% increase in the Australian exchange rate discussed below.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Accretion expense was $149,000 in 2002 . Accretion expense represents the accretion on the Asset Retirement Obligation under SFAS 143 which was adopted effective July 1, 2002. The corresponding expense for 2001 would have been $128,000.

          Shareholder communications increased 6% from $109,000 in 2001 to $115,000 in 2002 primarily because of MPAL's increased costs in satisfying its statutory obligations in Australia as a public company and MPC's costs in holding its Annual Meeting of Shareholders.

         Other administrative expenses decreased 45% from $454,000 in 2001 to $249,000 in 2002 because of an increase in the amount of overhead that MPAL, as operator, charged its partners during 2002. During 2002, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change resulted in a greater amount being shown in salaries and employee benefits there was a corresponding credit in other administrative expenses. The increase in the amount of overhead charged was partially offset by increases in other categories of administrative expenses.

                                  Income Taxes
                                  ------------

          Income tax provision decreased in 2002 from an income tax benefit of $198,000 in 2001 to an income tax provision of $213,000 in 2002. The components of income tax income (in thousands) between MPC and MPAL were as follows:

                                                      2002              2001
                                                    ---------         -------
Pretax consolidated income (loss)                     $ 499          $  (571)
   MPC's losses not recognized                          301              182
   Permanent differences                               (232)            (463)
                                                    --------         --------
Book taxable income (loss)                           $  569          $  (852)
                                                     =======         ========
Australian tax rate                                     30%              30%
                                                        ===              ===

Australian income tax benefit (provision)             $ (171)          $  256
MPC income tax (provision)                               (42)             (58)
                                                       ------          -------
Consolidated income tax benefit (provision)           $ (213)          $  198
                                                      =======          ======

Current income tax (provision)                      $    (42)         $   (58)
Deferred income tax benefit (provision)                 (171)             256
Consolidated income tax benefit (provision)           $ (213)          $  198
                                                      =======          ======
Effective tax rate                                       43%             (36)%
                                                         ===            =====


         MPAL's loss during the 2001 period resulted in the income tax benefit. MPC's 2002 and 2001 income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar decreased to $.5612 at December 31, 2002 compared to its value of $.5635 at June 30, 2002. This resulted in a $61,000 charge to the foreign currency translation adjustments account for the six months ended December 31, 2002. The .4% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at December 31, 2002 from the June 30, 2002 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5528 for the six months ended December 31, 2002, which is a 8% increase compared to the $.5125 rate for the six months ended December 31, 2001.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk other than as previously discussed regarding foreign currency risk, as the only market sensitive instruments are its investments in marketable securities. At December 31, 2002, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $17.5 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 4.       Disclosure Controls and Procedures
-------       ----------------------------------

         I, James R. Joyce, the principal executive officer and the principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

         1. That the Company's disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is timely made known to such officers by others within the Company and its subsidiaries, particularly during the period in which this quarterly report is being prepared; and


         2. That there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         MAGELLAN PETROLEUM CORPORATION


                           PART II - OTHER INFORMATION

                                December 31, 2002

Item 4.           Submission of Matters to a Vote of Security Holders.
-------           -------------------------------------------------------

         (a) On December 3, 2002, the Company held its 2002 Annual General Meeting of Stockholders.

         (b) The following directors were elected as directors of the Company. The vote was as follows:

                                                  Shares                                  Stockholders
                                                  ------                                  ------------
                                        For                 Withheld                For                 Withheld
                                        ---                 --------                ---                 --------
James R. Joyce                         20,945,073             1,207,969              1,733                   207
Timothy L. Largay                      21,141,394             1,011,648              1,733                   207

         (c) The firm of Ernst & Young LLP was appointed as the Company's independent auditors for the year ending June 30, 2003. The vote was as follows:

                                                       Shares                              Stockholders
                                                       ------                              ------------
For                                                    21,373,584                                1,729
Against                                                   549,877                                  176
Abstain                                                   237,581                                   35

Item 5.           Other Information
-------           -----------------

         During January 2003, MPAL participated in the drilling of the Strumbo-1 well offshore Western Australia. Since the well did not encounter any commercial quantities of hydrocarbons, the well was plugged and abandoned. Although most of the cost of the well was paid by MPAL's partner, MPAL will incur an after tax charge of approximately $60,000 in the quarter ended March 31, 2003.

                         MAGELLAN PETROLEUM CORPORATION


                           PART II - OTHER INFORMATION

                                December 31, 2002

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

          (a)     Exhibits
                  --------
                  10.1 Employment agreement between Magellan Petroleum Corporation and James R. Joyce effective January 1, 2003.


                  99 (1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 executed by James R. Joyce.

          (b)     Reports on Form 8-K
                  -------------------
                  None

                                       27
                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                December 31, 2002



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                MAGELLAN PETROLEUM CORPORATION
                                                ------------------------------
                                                          Registrant





Date:  February 12, 2003              By /s/ James R. Joyce
                                       --------------------------------
                                         James R. Joyce, President and
                                         Chief Financial and Accounting Officer

                                    Form 10-Q
                                    ---------

                         Magellan Petroleum Corporation
                         ------------------------------

                            Rule 13a-14 Certification
                            -------------------------


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

Date: February 12, 2003

                                            /s/ James R. Joyce
                                            ---------------------------------
                                                James R. Joyce
                                                President and Chief Accounting
                                                and Financial Officer