Form 10-Q
period 2003-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2003-05-13
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                               ------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number      1-5507
                      --------------------

                         MAGELLAN PETROLEUM CORPORATION
.................................................................................
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  06-0842255
.................................................................................
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                     Identification No.)

P.O. Box 1146, Madison, Connecticut                   06443-1146
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).                 |_| Yes |X| No

         The number of shares outstanding of the issuer's single class of common stock as of May 12, 2003 was 24,462,376.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 March 31, 2003

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1      Financial Statements

            Consolidated balance sheets at March 31, 2003
            and June 30, 2002                                                 3

            Consolidated statements of income (loss) for the three and nine
            months ended March 31, 2003 and 2002                              4

            Consolidated statements of cash flows for the nine months
            ended March 31, 2003 and 2002                                     5

            Notes to consolidated financial statements                        6

ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11

ITEM 3      Quantitative and Qualitative Disclosure About Market Risk        22

ITEM 4      Disclosure Controls and Procedures                               23

                                       PART II - OTHER INFORMATION

7ITEM 5      Other Information                                               24

ITEM 6      Exhibits and Reports on Form 8-K                                 25

            Signatures                                                       26

            Rule 13a-14 Certification                                        27

            Exhibits                                                         28



                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,                June 30,
                                                                                    2003                   2002
                                                                                -------------             ----------
ASSETS                                                                            (unaudited)               (Note)
------
Current assets:
  Cash and cash equivalents                                                       $18,729,075             $15,784,851
  Accounts and notes receivable                                                     5,040,816               4,162,821
  Marketable securities                                                             1,672,332                 899,619
  Inventories                                                                         507,300                 377,847
  Other assets                                                                        328,054                 280,537
                                                                                   ----------            ------------
          Total current assets                                                     26,277,577              21,505,675
                                                                                   ----------             -----------

Marketable securities                                                                 390,000                 794,070

Property and equipment:
  Oil and gas properties (successful efforts method)                               50,114,220              44,155,824
  Land, buildings and equipment                                                     1,840,809               1,669,330
  Field equipment                                                                   1,279,118               1,189,093
                                                                                  -----------            ------------
  Total property and equipment:                                                    53,234,147              47,014,247
  Less accumulated depletion, depreciation and amortization                       (34,764,319)            (29,967,865)
                                                                                  ------------            ------------
           Net property and equipment                                              18,469,828              17,046,382
                                                                                   ----------             -----------

  Other assets                                                                        831,953                 820,189
                                                                                  -----------             -----------
  Total assets                                                                    $45,969,358             $40,166,316
                                                                                  ===========             ===========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  4,120,937            $  2,323,781
  Accrued liabilities                                                               1,362,763               1,086,193
  Income taxes payable                                                                145,187                 233,339
                                                                                   ----------             -----------
          Total current liabilities                                                 5,628,887               3,643,313
                                                                                   ----------              ----------

Long term liabilities:
  Deferred income taxes                                                             2,590,177               2,731,221
  Asset retirement obligation                                                       4,241,780               1,242,398
                                                                                  -----------             -----------
          Total long term liabilities                                               6,831,957               3,973,619
                                                                                  -----------            ------------

Minority interests                                                                 14,241,312              13,932,928

Commitments (Note 2)                                                                        -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 24,462,376 and 24,607,376 shares                                      244,624                 246,074
  Capital in excess of par value                                                   42,948,341              43,085,841
                                                                                  -----------            ------------
  Total capital                                                                    43,192,965              43,331,915
  Accumulated deficit                                                             (16,276,563)            (15,750,935)
  Accumulated other comprehensive loss                                             (7,649,200)             (8,964,524)
                                                                                  ------------            ------------
Total stockholders' equity                                                         19,267,202              18,616,456
                                                                                  -----------             -----------
Total liabilities, minority interests and stockholders' equity                    $45,969,358             $40,166,316
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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


   Item 1.        Financial Statements


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                   Three months ended               Nine months ended
                                                                        March 31,                       March 31,
                                                                   -------------------            -----------------------
                                                                  2003             2002              2003             2002
                                                                  ----             ----              ----             ----
   Revenues:
     Oil sales                                               $    982,019      $    748,638       $2,507,322        $2,435,301
     Gas sales                                                  2,497,647         2,237,647        7,153,145         6,312,314
     Other production related revenues                            383,538           252,898          848,572         1,211,058
     Interest and other income                                    207,138           129,801          632,487           472,474
                                                               ----------        ----------      -----------       -----------
     Total revenues                                             4,070,342         3,368,984       11,141,526        10,431,147
                                                               ----------        ----------      -----------        ----------

   Costs and expenses:
     Production costs                                           1,168,878           897,243        3,064,956         2,735,196
     Exploration and dry hole costs                               656,126           986,837        1,951,872         3,719,821
     Salaries and employee benefits                               469,421           274,866        1,415,548           943,941
     Depletion, depreciation and amortization                     906,667           889,595        2,562,995         2,552,640
     Auditing, accounting and legal services                       49,081            39,674          314,214           206,203
     Accretion expense                                             79,960                 -          228,824                 -
     Shareholder communications                                    33,836            29,977          148,604           138,701
     Other administrative expenses                                 12,921           144,238          262,323           598,543
                                                                ---------        ----------       ----------        ----------
      Total costs and expenses                                  3,376,890         3,262,430        9,949,336        10,895,045
                                                               ----------        ----------        ---------        ----------
   Income (loss) before income taxes, minority interests
     and cumulative effect of accounting change                   693,452           106,554        1,192,190          (463,898)
   Income tax (provision) benefit                               ( 189,663)          (26,082)       ( 402,863)          171,768
                                                               -----------       -----------      -----------       ----------
   Income (loss) before minority interests and cumulative
     effect of accounting change                                  503,789            80,472          789,327          (292,130)
     Minority interests                                          (273,507)           77,502         (577,014)           13,323
                                                               -----------       ----------       -----------       ----------
   Income (loss) before cumulative effect of
   accounting change                                              230,282             2,970          212,313          (305,453)
   Cumulative effect of accounting change - net                         -                 -         (737,941)                 -
                                                               ----------        ----------       -----------     -------------
   Net income (loss)                                           $  230,282       $     2,970      $  (525,628)     $   (305,453)
                                                               ==========        ==========       ===========     =============

   Average number of shares outstanding
     Basic                                                     24,571,126        24,607,376       24,592,876        24,627,661
                                                               ==========        ==========       ==========        ==========
     Diluted                                                   24,571,126.       24,607,376       24,592,876        24,627,661
                                                               ===========       ==========       ==========        ==========



   Net income (loss) per share (basic and diluted)
      Before cumulative effect of accounting change              $ .01              $ -             $ .01            $ (.01)
      Cumulative effect of accounting change-net                     -                -              (.03)                -
                                                                  -----             ----            -------           ------
   Net income (loss)                                              $ 01              $ -            $ (.02)           $ (.01)
                                                                  ====              ===             =======          =======


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                       March 31,
                                                                            --------------------------------------
                                                                               2003                     2002
                                                                            ---------------          -------------


Operating Activities:
  Net loss                                                                   $   (525,628)            $   (305,453)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
       Cumulative effect of accounting change                                   2,025,690                        -
       Depletion, depreciation and amortization                                 2,562,995                2,552,640
       Accretion expense                                                          228,824                        -
       Deferred income taxes                                                     (373,769)                       -
       Minority interests                                                        (113,579)                  13,323
   Change in operating assets and liabilities:
       Accounts and notes receivable                                           (1,145,297)              (2,257,312)
       Other assets                                                              (151,208)                (178,582)
       Inventories                                                               (156,303)                 103,832
       Accounts payable and accrued liabilities                                 2,506,455                  415,681
       Income taxes payable                                                       (74,322)              (1,400,364)
       Asset retirement obligation                                                108,775                        -
       Reserve for site restoration costs                                               -                  360,727
                                                                                ---------               ----------
Net cash provided by (used in) operating activities                             4,892,633                 (695,508)
                                                                                ---------               -----------

Investing Activities:
  Marketable securities purchased                                              (1,671,248)              (1,534,088)
  Marketable securities sold or matured                                         1,302,605                1,099,447
  Repurchase of common stock                                                     (138,950)                 (94,542)
  Sale of available-for-sale securities                                            93,334                        -
  Net additions to property and equipment                                      (2,045,536)                (877,384)
                                                                               -----------              -----------
Net cash used in investing activities                                          (2,459,795)              (1,406,567)
                                                                               -----------              -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (628,209)                (586,379)
                                                                                 ---------                ---------
Net cash used in financing activities                                            (628,209)                (586,379)
                                                                                 =========                =========

Effect of exchange rate changes on cash
  and cash equivalents                                                          1,139,595                  483,031
                                                                               ----------               ----------
Net increase (decrease) in cash and cash equivalents                            2,944,224               (2,205,423)
Cash and cash equivalents at beginning of year                                 15,784,851               12,792,191
                                                                              -----------               ----------
Cash and cash equivalents at end of period                                    $18,729,075              $10,586,768
                                                                              ===========              ===========


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                 March 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 1.       Basis of Presentation
              ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Magellan Petroleum Corporation (MPC) and the Company's 52.44% owned subsidiary, Magellan Petroleum Australia Limited (MPAL) and have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

         Certain amounts for the 2002 period under Operating and Investing Activities in the Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2003 period.

Note 2.       Kotaneelee Litigation
              ---------------------

         Prior to the Kotaneelee field reaching undisputed payout status during fiscal 2001, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at March 31, 2003 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. The court also made no ruling on the issue of taxable costs of the litigation. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

         The trial was lengthy, complicated and costly to all parties. The court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, MPC is unable to determine whether costs will be assessed against MPC or in what amount. However, since the costs incurred by the defendants have been substantial, and since the court has broad discretion in the awarding of costs, an award to the defendants potentially could be material. Costs may be assessed jointly and severally against nonprevailing parties. MPC has not agreed to share any costs that might be assessed against Canada Southern Petroleum Ltd. which initiated the lawsuit and would seek to be indemnified by Canada Southern for any such costs.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                 March 31, 2003

Item 1.           Notes to Consolidated Financial Statements (Cont'd)
-------           -----------------------------------------------------

Note 3.       Capital and stock options
              -------------------------

          During December 2000, the Company announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At March 31, 2003, the Company had purchased 645,850 of its shares at a cost of approximately $645,000.

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

Summary of Options Outstanding at March 31, 2003
--------------------------------------------------

 Granted   Expiration      Total        Vested        Exercise Prices ($)
 -------   ----------      -----        ------        -------------------
  1999      Oct. 2003     126,000       126,000               1.57
  2000      Feb. 2005     745,000       666,666               1.28
  2003      Jan. 2008      50,000        25,000                .85
                           ------        ------
                          921,000       817,666     ($1.40 weighted average)
                          =======       =======

Options reserved for future grants      205,000
----------------------------------      =======

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 2000 valuation model were: risk free interest rate - 6.65%, expected life
- 5 years, expected volatility - .419, expected dividend - 0. The assumptions used in the 2003 valuation model were: risk free interest rate - 3.16%, expected life - 5 years, expected volatility - .439, expected dividend - 0. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is generally expensed in the year of grant since most of the options are vested and immediately exercisable. The Company's pro forma information follows:

                                    Three months ended      Three months ended
                                      March 31, 2003           March 31, 2002
                                      --------------           --------------
Net income as reported          $   230,282        $.01      $ 2,970      $  -
Stock option expense                (12,797)          -       (7,345)        -
                                    --------       ----       -------     ----
Pro forma net income (loss)     $   217,485       $ .01      $(4,375)     $  -
                                   =========       =====      =======     ====

                                     Nine months ended       Nine months ended
                                      March 31, 2003           March 31, 2002
                                      --------------           --------------
Net loss as reported            $ (525,628)       $(.02)   $(305,453)     $(.01)
Stock option expense               (20,597)           -      (26,845)         -
                                -----------        ----    ----------      ----
Pro forma net loss              $ (546,225)       $(.02)   $(332,298)    $ (.01)
                                ===========       ======   ==========    =======

Note 4.       Depletion, depreciation and amortization (DD&A)
              -----------------------------------------------
         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. MPAL's estimated cost of these proposed expenditures is approximately $11.7 million. Completion of the program is estimated to increase proved developed reserves by 36 bcf and the cost basis for depletion. During the quarter ended December 31, 2002, the Palm Valley gas reserves were increased by approximately 35% to reflect the current operating performance of the field and the capability of the field to produce additional quantities of gas. This change reduced the DD&A expense for the three and nine months ended March 31, 2003 by approximately $156,000 and $405,000, respectively. In addition, based on a recent study, salvage value relating to certain equipment was included in the calculation of DD&A. This change reduced the DD&A expense by approximately $52,000 and $145,000, respectively for the three and nine months March 31, 2003. The changes increased net income (decreased net loss) by approximately $76,000 or $.00 per share and $200,000 or $.01 per share, respectively during the three and nine months ended March 31, 2003.

Note 5.       Comprehensive income (loss)
              ---------------------------

         Total comprehensive income (loss) during the three and nine month periods ended March 31, 2003 and 2002 were as follows:

                                           Three months ended                 Nine months ended           Accumulated at
                                               March 31,                          March 31,                  March 31,
                                               ---------                          ---------                  ---------
                                        2003              2002              2003            2002               2003
                                        ----              ----              ----            ----               ----

Net income (loss)                     $ 230,282           $ 2,970            $(525,628)     $ (305,453)
Foreign currency translation
   adjustments                        1,325,758           745,640            1,265,110         750,705     $ (7,649,200)
Reclassification adjustment                   -                                 44,054
Unrealized gain (loss) on
   available -for-sale securities             -           (61,600)               6,160        (209,440)               -
                                      ----------        ----------           ---------      -----------     -----------
Total comprehensive
income (loss)                         $1,556,040         $687,010             $789,696        $235,812      $(7,649,200)
                                      ==========         ========             ========        ========      ============


Note 6.       Investment in MPAL
              ------------------

         During the nine months ended March 31, 2003, MPC purchased 183,915 shares of MPAL at an approximate cost of $174,000 and increased its ownership in MPAL from 52.0% to 52.44%. The difference between the acquisition cost of the MPAL shares and the book value of the additional MPAL interest acquired is allocated to oil and gas properties.

Note 7.       Earnings per share
              ------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three and nine month periods ended March 31, 2003 and 2002 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of outstanding stock options exceeded the average market price of the common stock during the 2003 and 2002 periods.

Note 8.       Segment Information
              -------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:


                                                    Three months ended                   Nine months ended
                                                        March 31,                            March 31,
                                                        ---------                            ---------
                                                  2003              2002              2003              2002
                                                  ----              ----              ----              ----
Revenues:
  MPC                                              $    185          $    135           $ 1,093           $ 1,054
  MPAL                                                3,886             3,234            10,735            10,001
  Intersegment dividend                                   -                 -              (686)             (624)
                                                   --------          --------          ---------        ---------
  Total consolidated revenues                       $ 4,071           $ 3,369          $ 11,142          $ 10,431
                                                    =======           =======          ========          ========

Net income (loss) before cumulative
 effect of accounting change:
  MPC                                                $  (70)          $   (80)          $   274           $   304
  MPAL                                                  300                83               624                15
  Intersegment dividend                                   -                 -              (686)             (624)
                                                   --------          --------            -------          --------
  Consolidated net income (loss)                     $  230           $     3            $  212           $  (305)
                                                     ======          ========            ======           ========


Net income (loss):
  MPC                                                $  (70)          $   (80)          $   274           $   304
  MPAL                                                  300                83              (114)               15
  Intersegment dividend                                   -                 -              (686)             (624)
                                                   --------          --------            -------           -------
  Consolidated net income (loss)                     $  230          $      3           $  (526)          $  (305)
                                                     ======          ========           ========           =======


Note 9.       Unrealized Gain on Securities Held for Investment
              -------------------------------------------------

         During August 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc) which is listed on the London Stock Exchange. At September 30, 2002, MPC owned approximately 2% of Sefton Resources, Inc. with a fair market value of $49,280 and a cost of $93,334 which was included in other assets. The $44,054 had been recorded as unrealized loss on available-for-sale securities as of September 30, 2002. Effective November 30, 2002, MPC sold all of its interest in Sefton Resources for $100,000 and recognized a gain of $6,666. Payment was in the form of a 10% promissory note which is payable in installments as follows: $25,000 on March 31, 2003, $25,000 on June 30, 2003 and $50,000 on September 30, 2003. As of May 12, 2003, the interest due on the March 31, 2003 installment had been paid but not the principal amount of $25,000.

Note 10.      Exploration and Dry Hole Costs
              ------------------------------

         The 2003 and 2002 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. The costs in 2003 also include the dry hole costs (a total of $586,000) of the two wells drilled in the Cooper Basin in South Australia. The costs in 2002 include the dry hole costs (a total of $2.3 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia.

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

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (Asset retirement obligation) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which has been included in net loss for the nine month period ended March 31, 2003.

         If the provisions of SFAS 143 had been adopted in prior years, net income would have decreased by approximately $21,000 and net loss increased $65,000 for the three and nine months ended March 31, 2002, respectively. The adoption of SFAS 143 increased net income before cumulative effect of accounting change by approximately $30,000 and decreased net loss by $4,000 for the three and nine months ended March 31, 2003 and is estimated to reduce fiscal year 2003 earnings before cumulative effect of accounting change by approximately $74,000.

         The pro forma effects for the three and nine month periods ended March 31, 2003 and 2002, assuming the adoption of SFAS 143 as of July 1, 2001, were not material to earnings per share.
         A reconciliation of the Company's asset retirement obligation for the nine months ended March 31, 2003, is as follows:

                      Upon adoption at July 1, 2002         $3,794,000
                      Liabilities incurred                           -
                      Liabilities settled                      (59,000)
                      Accretion expense                        229,000
                      Revisions to estimate                          -
                      Exchange effect                          278,000
                                                            ----------
                      Balance at March 31, 2003             $4,242,000
                                                            ==========

         During the three months ended December 31, 2002, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs.

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

Note 13.      Accounts and Notes Receivable and Accounts Payable
              --------------------------------------------------

         Accounts and notes receivable consist primarily of the amounts due from the sale of oil and gas ($2,615,000) and the amounts due from working interest partners ($1,259,000). Accounts payable consist primarily of the unpaid costs to drill the Strumbo-1 well and the Gregory River-3 well. In addition, accounts payable includes approximately $905,000 of funds received from a working interest partner to conduct the seismic survey on Permits WA-306-P and WA-307-P. A corresponding amount is included in cash and cash equivalents.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among these risks and uncertainties are uncertainties as to the costs, length and outcome of the Kotaneelee litigation, and any settlements related thereto, pricing and production levels from the properties in which the Company has interests, and the extent of the recoverable reserves at those properties. The Company undertakes no obligation to update or revise forward looking statements, whether as a result of new information, future events, or otherwise.

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

Liquidity and Capital Resources
-------------------------------


Consolidated
------------

         At March 31, 2003, the Company on a consolidated basis had approximately $20.8 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the nine month period ended March 31, 2003 is as follows:

          Cash and cash equivalents at beginning of period   $15,785,000
          Net cash provided by operations                      4,893,000
          Marketable securities purchased                     (1,671,000)
          Marketable securities sold or matured                1,303,000
          Net additions to property and equipment             (2,046,000)
          Sale of available-for-sale securities                   93,000
          Dividends to MPAL minority shareholders               (628,000)
          Repurchase of common stock                            (139,000)
          Effect of exchange rate changes                      1,139,000
                                                           -------------
          Cash and cash equivalents at end of period         $18,729,000
                                                             ===========

         Prior to the Kotaneelee field reaching undisputed payout status during fiscal year 2001, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of MPC's share of net revenues. Based on the reported data, the Company believes the total amount due MPC at March 31, 2003 (including interest) was at least $1.5 million. The disputed amount, which has not been included in income, represents gas processing fees claimed by the working interest partners. The trial court ruled in favor of the Company on this issue. However, in December 2001, the defendants filed a notice of appeal of the trial court's decision. The court also made no ruling on the issue of taxable costs of the litigation. Due to the uncertainty of the litigation, the Company will not accrue the $1.5 million estimated amount due until the uncertainty is resolved.

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

As to MPC
---------

         At March 31, 2003, MPC, on an unconsolidated basis, had working capital of approximately $2.8 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2003, MPC purchased 183,915 shares of MPAL's stock at a cost of approximately $174,000 and increased its ownership in MPAL from 52.0% to 52.44%.

         During November 2002, MPC received a dividend from MPAL of approximately $686,000, which was added to MPC's working capital.

          During December 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. At March 31, 2003, MPC had purchased 645,850 of its shares at a cost of approximately $645,000.

As to MPAL
----------

         At March 31, 2003, MPAL had working capital of approximately $17.8 million. MPAL has budgeted approximately $3.5 million for specific exploration projects in the fiscal year 2003 as compared to the $4.1 million expended during fiscal 2002. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves is such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire between the fiscal year 2009 and 2012. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2007. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

  Fiscal Year Required Expenditures Contingent Expenditures         Total
  ----------- --------------------- -----------------------      ----------
      2003               $2,323,000        $       84,000       $ 2,407,000
      2004                  879,000             7,945,000         8,824,000
      2005                  963,000            14,113,000        15,076,000
      2006                  616,000             2,454,000         3,070,000
      2007                        -             1,421,000         1,421,000
                        -----------           -----------      ------------
     Total              $4,781,000            $26,017,000       $30,798,000
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

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (Asset retirement obligation) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which has been included in net loss for the nine month period ended March 31, 2003.

         If the provisions of SFAS 143 had been adopted in prior years, net income would have decreased by approximately $21,000 and net loss increased $65,000 for the three and nine months ended March 31, 2002, respectively. The adoption of SFAS 143 increased net income before cumulative effect of accounting change by approximately $30,000 and decreased net loss by $4,000 for the three and nine months ended March 31, 2003 and is estimated to reduce fiscal year 2003 earnings before cumulative effect of accounting change by approximately $74,000.

         The pro forma effects for the three and nine month periods ended March 31, 2003 and 2002, assuming the adoption of SFAS 143 as of July 1, 2001, were not material to earnings per share.

Three months ended March 31, 2003 vs. March 31, 2002
----------------------------------------------------
         The components of consolidated net income for the comparable periods were as follows:
                                                  Three months ended March 31,
                                                 ----------------------------
                                                     2003                2002
                                               ---------------    -------------
MPC unconsolidated pretax loss                   $ (31,664)         $   (62,856)
MPC income tax expense                             (37,860)             (17,194)
Share of MPAL pretax income                        378,939               87,263
Share of MPAL income tax (provision)               (79,133)              (4,243)
                                                  ---------           ----------
Consolidated net income                          $ 230,282           $    2,970
                                                  =========           ==========

Net income per share (basic & diluted)            $ .01                 $ -
                                                  =====                 ===
                                    Revenues
                                    --------

          Oil sales increased 31% in the current quarter to $982,000 from $749,000 in 2002 because of a 28% increase in oil prices and the 15% Australian foreign exchange rate increase discussed below which was partially offset by a 9% decrease in the number of units sold. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:


                                                 Three months ended March 31,
                                         2003 Sales                                        2002 Sales
                           ------------------------------------------         ----------------------------------
                                                    Average price                                  Average price
                                 Bbls                  per bbl                  Bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie                36,676               A.$49.44                  40,378              A.$38.52

         Gas sales increased 12% to $2,498,000 in 2003 from $2,238,000 in 2002 because of the 15% Australian foreign exchange rate increase discussed below which was partially offset by a 2% decrease in the volume of gas sold and Gas sales in 2003 include $163,000 ($109,000 in 2002) of gas sales from the Kotaneelee field for the production period Nov. 2002 - Jan. 2003. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:


                                                               Three months ended March 31,
                                                     2003 Sales                                  2002 Sales
                                                 -----------------------                      --------------------
                                         bcf       Average price per mcf            bcf       Average price per mcf
                                         ---       ---------------------            ---       ---------------------
                                                           (A.$)                                      (A.$)
Australia: Palm Valley
  Alice Springs contract                .019                3.29                    .149              3.20
  Darwin contract                       .737                2.11                    .651              2.09
Australia: Mereenie
  Darwin contact                        .978                2.84                    .897              2.64
  Other                                 .009                3.60                    .087              3.74
                                        ----                                        ----
       Total                           1.743                                       1.784
                                       =====                                       =====

         Other production related revenues increased 52% to $384,000 in 2003 from $253,000 in 2002. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold and increased prices.

         Interest and other income increased 59% to $207,000 in 2003 from $130,000 in 2002 because of the 15% Australian foreign exchange rate increase discussed below and additional funds were available for investment.

                               Costs and Expenses
                               ------------------
         Production costs increased 30% in 2003 to $1,169,000 from $897,000 in 2002 primarily because of the 15% Australian foreign exchange rate increase discussed below. During 2003, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs. In addition, a Mereenie two well workover program was completed during the current quarter.

         Exploration and dry hole costs decreased 34% to $656,000 in 2003 from $987,000 in 2002. The 2003 and 2002 costs related primarily to the exploration work being performed on MPAL's properties.

          Salaries and employee benefits increased 71% to $469,000 in 2003 from $275,000 in 2002. During 2002, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change resulted in an amount of $72,000 being charged to salaries and employee benefits there was a corresponding credit of $72,000 in other administrative expenses. In addition, there was a 15% increase in the Australian foreign exchange rate as discussed below. There were also regular annual increases in salaries.

         Depletion, depreciation and amortization increased 2% from $890,000 in 2002 to $907,000 in 2003. During 2003, the Palm Valley gas reserves were increased by approximately 35% to reflect the current operating performance of the field and the capability of the field to produce additional quantities of gas. This change reduced the DD&A expense for the 2003 period by approximately $156,000. In addition, based on a recent study, salvage value was included in the calculation of DD&A. This change reduced the DD&A expense by approximately $52,000 for the 2003 period. The decrease in DD&A was partially offset by the 15% increase in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses increased 23% from $40,000 in 2002 to $49,000 in 2003 because of an increase in MPC's and MPAL's audit fees and the 15% increase in the Australian exchange rate discussed below.

         Accretion expense was $80,000 in the 2003 period. Accretion expense represents the accretion on the Asset Retirement Obligation under SFAS 143 which was adopted effective July 1, 2002. The corresponding expense for the 2002 period would have been $64,000.

         Shareholder communications increased 13% from $30,000 in 2002 to $34,000 in 2003 primarily because of increased stock exchange listing fees.

         Other administrative expenses decreased 91% from $144,000 in 2002 to $13,000 in 2003 because of an increase in the amount of overhead that MPAL, as operator, charged its partners during 2003. During 2003, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change resulted in an amount of $72,000 being charged to salaries and employee benefits there was a corresponding credit of $72,000 in other administrative expenses. The increase in the amount of overhead charged was partially offset by increases in other categories of administrative expenses.

                                  Income Taxes
                                  ------------

          Income tax provision increased in 2003 from $26,000 in 2002 to $190,000. The components of the income tax (in thousands) between MPC and MPAL were as follows:
                                                    2003                  2002
                                                 ---------             -------
Pretax consolidated income                         $ 693             $   107
   MPC's losses not recognized                        32                  63
   Permanent differences                            (217)               (139)
                                                    -----               -----
Book taxable income                                $ 508              $    31
                                                   =====              =======

Australian tax rate                                   30%                 30%
                                                      ===                 ===

Australian income tax (provision)                  $ (152)            $   ( 9)
MPC income tax (provision)                            (38)                (17)
                                                      ----              ------
Consolidated income tax (provision)                $ (190)             $  (26)
                                                   =======             =======

Current income tax (provision)                    $   (38)             $  (17)
Deferred income tax (provision)                      (152)                 (9)
                                                     -----              ------
Consolidated income (provision)                    $ (190)             $  (26)
                                                   =======             =======

Effective tax rate                                   27%                 25%
                                                     ===                 ===

         MPC's 2003 and 2002 income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.

                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.6033 at March 31, 2003 compared to a value of $.5612 at December 31, 2002. This resulted in a $1,326,000 credit to the foreign currency translation adjustments account for the three months ended March 31, 2003. The average exchange rate used to translate MPAL's operations in Australia was $.5938 for the quarter ended March 31, 2003, which is a 15% increase compared to the $.5186 rate for the quarter ended March 31, 2002.

Nine months ended March 31, 2003 vs. March 31, 2002
---------------------------------------------------
         The components of consolidated net loss for the comparable periods were as follows:

                                                                                  Nine months ended March 31,
                                                                                     2003                 2002
                                                                                -------------       -----------
MPC unconsolidated pretax loss                                                   $(332,632)              $(244,630)
MPC income tax expense                                                             (79,416)                (75,163)
Share of MPAL pretax income (loss)                                                 791,552                (113,660)
Share of MPAL income tax (provision) benefit                                      (167,191)                128,000
Share of MPAL cumulative effect of accounting change                              (737,941)                      -
                                                                                  ---------            ------------
Consolidated net loss                                                           $ (525,628)             $ (305,453)
                                                                                 ==========             ===========

Net loss per share (basic & diluted)                                             $ (.02)                 $ (.01)
                                                                                  ========                =======

                                    Revenues
                                    --------

          Oil sales increased 3% in 2003 to $2,507,000 from $2,435,000 in 2002 primarily because of a 10% increase in oil prices and the 10% Australian foreign exchange rate increase discussed below which was partially offset by a 14% decrease in the number of units sold. Oil unit sales are expected to continue to decline unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels
(bbls) and the average price per barrel sold during the periods indicated were as follows:

                                                      Nine months ended March 31,
                                         2003 Sales                                 2002 Sales
                              -------------------------------------       -----------------------------
                                                    Average price                                  Average price
                                 Bbls                  per bbl                  bbls                  per bbl
                                 ----                  -------                  ----                  -------
Australia-Mereenie               106,686               A.$45.44                 123,495              A.$41.47

         Gas sales increased 13% to $7,153,000 in 2003 from $6,312,000 in 2002 primarily because of the 10% Australian foreign exchange rate increase discussed below. Gas sales in 2003 include $334,000 ($341,000 in 2002) of gas sales from the Kotaneelee field for the production period May 2002 - Jan. 2003. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:


                                                           Nine months ended March 31,
                                                2003 Sales                                2002 Sales
                                         --------------------------               ----------------------------
                                        bcf        Average price per mcf           bcf        Average price per mcf
                                        ---        ---------------------           ---        ---------------------
                                                           (A.$)                                      (A.$)
Australia: Palm Valley
  Alice Springs contract                .529                3.26                    .707              3.10
  Darwin contract                      1.804                2.11                   1.695              2.06
Australia: Mereenie
  Darwin contact                       2.733                2.76                   2.434              2.45
  Other                                 .072                3.62                    .279              3.53
                                      ------                                      ------
       Total                           5.138                                       5.115
                                       =====                                       =====

         Other production related revenues decreased 30% to $849,000 in 2003 from $1,211,000 in 2002. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs in 2002 included an additional amount of $472,000 of pipeline tariff revenue to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs.

         Interest and other income increased 34% to $632,000 in 2003 from $472,000 in 2002 because of the 10% Australian foreign exchange rate increase discussed below and additional funds were available for investment.

                               Costs and Expenses
                               ------------------

         Production costs increased 12% in 2003 to $3,065,000 from $2,735,000 in 2002 primarily because of the 10% increase in the Australian foreign exchange rate as discussed below. During 2003, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs. In addition, a Mereenie two well workover program was completed during the current quarter.

         Exploration and dry hole costs decreased 48% to $1,952,000 in 2003 from $3,720,000 in 2002. The 2003 and 2002 costs related primarily to the exploration work being performed on MPAL's offshore Western Australia properties. In addition, the costs in 2002 include the dry hole costs (a total of $2.3 million) of the Carbine-1 and the Marabou-1 wells which were drilled in the Browse Basin offshore Western Australia. The costs in 2003 also include the dry hole costs (a total of $586,000) of the two wells drilled in the Cooper Basin in South Australia.

         Salaries and employee benefits increased 50% to $1,416,000 in 2003 from $944,000 in 2002. During 2003, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change resulted in an amount of $301,000 being charged to salaries and employee benefits there was a corresponding credit of $301,000 in other administrative expenses. In addition, there was a 10% increase in the Australian foreign exchange rate as discussed below. There were also regular annual increases in salaries.


         Depletion, depreciation and amortization expense was essentially unchanged from $2,553,000 in 2002 to $2,563,000 in 2003. During 2003, the Palm
Valley gas reserves were increased by approximately 35% to reflect the current operating performance of the field and the capability of the field to produce additional quantities of gas. This change reduced the DD&A expense for 2003 by approximately $405,000. In addition, based on a recent study, salvage value was included in the calculation of DD&A. This change reduced the DD&A expense by approximately $145,000 for 2003. The decrease in DD&A was partially offset by the 10% increase in the Australian exchange rate discussed below.

         Auditing, accounting and legal expenses increased 52% from $206,000 in 2002 to $314,000 in 2003 because of an increase in MPC's and MPAL's audit fees and the 10% increase in the Australian exchange rate discussed below.

         Accretion expense was $229,000 in 2003. Accretion expense represents the accretion on the Asset Retirement Obligation under SFAS 143 which was adopted effective July 1, 2002. The corresponding expense for 2002 would have been $192,000.

          Shareholder communications increased 7% from $139,000 in 2002 to $149,000 in 2003 primarily because of MPAL's increased costs in satisfying its statutory obligations in Australia as a public company and MPC's costs in holding its Annual Meeting of Shareholders.

         Other administrative expenses decreased 129% from $599,000 in 2002 to $262,000 in 2003 because of an increase in the amount of overhead that MPAL, as operator, charged its partners during 2003. During 2003, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change of $301,000 resulted in an amount being charged to salaries and employee benefits there was a corresponding credit of $301,000 in other administrative expenses. The increase in the amount of overhead charged was partially offset by increases in other categories of administrative expenses.

                                  Income Taxes
                                  ------------

          Income tax provision increased in 2003 from an income tax benefit of $172,000 in 2002 to an income tax provision of $403,000 in 2003. The components of income tax (in thousands) between MPC and MPAL were as follows:

                                                 2003              2002
                                                -------          -------
Pretax consolidated income (loss)               $ 1,192          $  (464)
   MPC's losses not recognized                      333              245
   Permanent differences                           (448)            (602)
                                                --------         --------
Book taxable income (loss)                      $ 1,077          $  (821)
                                                =======          ========
Australian tax rate                                 30%              30%
                                                    ===              ===

Australian income tax benefit (provision)         $ (323)          $  245
MPC income tax (provision)                           (80)             (77)
                                                   ------          -------
Consolidated income tax benefit (provision)       $ (403)          $  172
                                                  =======          ======

Current income tax (provision)                   $   (80)          $  (77)
Deferred income tax benefit (provision)             (323)             245
                                                 --------         -------
Consolidated income tax benefit (provision)       $ (403)          $  172
                                                  =======          ======

Effective tax rate                                    34%             (37)%
                                                     ===             =====

         MPAL's loss during the 2002 period resulted in the income tax benefit. MPC's 2003 and 2002 income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.

                                 Exchange Effect
                                 ---------------
         The value of the Australian dollar relative to the U.S. dollar increased to $.6033 at March 31, 2003 compared to its value of $.5635 at June 30, 2002. This resulted in a $1,265,000 credit to the foreign currency translation adjustments account for the nine months ended March 31, 2003. The 7.1% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at March 31, 2003 from the June 30, 2002 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.5664 for the nine months ended March 31, 2003, which is a 10% increase compared to the $.5146 rate for the nine months ended March 31, 2002.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk other than as previously discussed regarding foreign currency risk, as the only market sensitive instruments are its investments in marketable securities. At March 31, 2003, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $20.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                 March 31, 2003

Item 4.       Disclosure Controls and Procedures
-------       ----------------------------------

         I, James R. Joyce, the principal executive officer and the principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

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

                         MAGELLAN PETROLEUM CORPORATION

                           PART II - OTHER INFORMATION

                                 March 31, 2003

Item 5.           Other Information
-------           -----------------

         During April 2003, MPAL increased its interest in permits WA-306-P and WA-307-P from 37.5% to 50%, after one of the other partners withdrew from the joint venture. The permits are located in the Brownse Basin offshore Western Australia. On April 24, 2003, the joint venture commenced a 2-D seismic survey of 653 miles over the permits covering approximately 2 million acres.

         On May 12 2003, the Gregory River-3 well in ATP613P (Maryborough
Basin) was still drilling. MPAL will be participating (50%) in any cost of the well in excess of $3 million. The well is estimated to cost A.$4.6 million and MPAL's share is estimated to be approximately A$800,000 (U.S. $510,000).

         MPAL and its partner, Beach Petroleum are planning to drill three new wells in the Copper Basin, South Australia. One well will be drilled on each of the permits PEL 110, PEL 94 and PEL 95 during July, August and September 2003. The Aldinga well which was drilled on PEL 94 in September 2002 is scheduled to begin a long term production test during mid-May 2003.




Item 6.           Exhibits and Reports on Form 8-K
------            -----------------------------------
          (a)     Exhibits

                  99 (1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by James R. Joyce.

          (b)     Reports on Form 8-K

                  None

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 March 31, 2003



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                          MAGELLAN PETROLEUM CORPORATION
                                                    Registrant





Date:  May 13, 2003                       By /s/ James R. Joyce
                                          --------------------------------
                                             James R. Joyce, President and
                                             Chief Financial and
                                             Accounting Officer

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

Date: May 13, 2003

                                       /s/ James R. Joyce
                                       ---------------------------------
                                       James R. Joyce
                                       President and Chief Accounting
                                       and Financial Officer