Form 10-K
period 2003-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2003-09-26
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                    June 30, 2003
                                   ---------------------------------------------
                                       OR

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

                    P.O. Box 1146, Madison, Connecticut 06443
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code          (203) 245-7664
                                                            ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
       Title of each class                              which registered
------------------------------------                   ------------------
Common stock, par value $.01 per share                Boston Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act
                                (Title of Class)

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at the $.85 closing price on December 31, 2002 (the last business day of the most recently completed second quarter) was $20,724,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common stock, par value $.01 per share, 25,727,376 shares outstanding as of September 23, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2003, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I


  Item 1.  Business                                                            4

  Item 2.  Properties                                                         17

  Item 3.  Legal Proceedings                                                  25

  Item 4.  Submission of Matters to a Vote of Security Holders                26

                                     PART II

  Item 5.  Market for the Company's Common Stock and Related
           Stockholder Matters                                                27

  Item 6.  Selected Consolidated Financial Information                        29

  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          30

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk         41

  Item 8.  Financial Statements and Supplementary Data                        42

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                78

  Item 9A  Controls and Procedures                                            78

                                    PART III

  Item 10. Directors and Executive Officers of the Company                    80

  Item 11. Executive Compensation                                             80

  Item 12. Security Ownership of Certain Beneficial Owners and Management     80

  Item 13. Certain Relationships and Related Transactions                     80

  Item 14. Principal Accounting Fees and Services                             80

                                     PART IV

  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   81

  Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "A.$00". The exchange rate at September 23, 2003 was approximately A.$1.00 equaled U.S. $.68.

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

         Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2003, MPC's principal asset was a 52.44% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia.

         MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and 18.2% of MPAL's outstanding stock. Origin Energy Limited, a publicly owned Australian company, owned 17.1% of MPAL's outstanding stock at June 30, 2003. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange
1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange was completed on September 2, 2003, MPC's interest in MPAL increased to 55% and Origin Energy's interest decreased to 14.5%.

         MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. The Company will receive approximately $920,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs will terminate all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party has agreed to bear its own legal costs, there will be no taxable costs assessed against any of the parties. See Item 3 - Legal Proceedings.

         The following chart illustrates the various relationships between MPC and the various companies discussed above.









         The following is a tabular presentation of the omitted material:

                         MPC - MPAL RELATIONSHIPS CHART


                    MPC owns 52.44% of MPAL.
                    MPC owns 2.67% of the Kotaneelee Field, Canada.
                    MPAL owns 52% of the Palm Valley Field, Australia. MPAL owns 35% of the Mereenie Field, Australia. Origin Energy Limited owns 17.1% of MPAL.
                    SANTOS owns 18.2% of MPAL.
                    SANTOS owns 48% of the Palm Valley Field, Australia. SANTOS owns 65% of the Mereenie Field, Australia.

         (a) General Development of Business.
         --- --------------------------------
             Operational Developments Since the Beginning of the Last Fiscal
             ---------------------------------------------------------------
             Year.
             -----

AUSTRALIA
---------

Mereenie
--------

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of the Mereenie field proved developed oil reserves was approximately 380,000 barrels and 12.1 billion cubic feet (bcf) of gas at June 30, 2003. The Mereenie Producers have agreed to install additional compression equipment in the field at a cost of $13.1 million (MPAL share $6.4 million) that will increase field deliverability and partially meet certain gas contract requirements. In addition, two gas wells will be drilled to meet the gas contractual requirements until June 2007.

         During fiscal 2003, MPAL's share of oil sales was 145,000 barrels and
3.8 bcf of gas sold which is subject to net overriding royalties aggregating 4.0625% and the statutory government royalty of 10%. During fiscal 2003, the oil was transported by means of a 167-mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. Most of the oil was then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area of South Australia. Effective July 1, 2003, the oil is being trucked to the Port Bonython Export Terminal, Whyalla, South Australia for sale at approximately the same cost as the previous method. The cost of transporting the oil to the terminal is being borne by the Mereenie Producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water Authority (PAWA) and Gasgo Pty. Ltd., a company PAWA wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts" below.

         The leases covering the Mereenie field were renewed in November 2002 for an additional term of 21 years.

Palm Valley
-----------

         MPAL has a 52% interest in, and is the operator, of the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 48% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts" below. MPAL's share of the Palm Valley proved developed reserves was16.8 bcf at June 30, 2003. During fiscal 2003, MPAL's share of gas sales was 3.1 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 5%. MPAL plans to drill an additional development well, Palm Valley-11, later in 2003 to increase gas deliverability. PAWA will pay for the cost of the well under the gas supply agreement.

         The leases covering the Palm Valley field are due to expire in November 2003 and applications have been made to the Northern Territory governmental authorities to renew the leases. Concurrently, negotiations have commenced with the Aboriginal landowners. MPAL expects that the leases will be renewed.

Gas Supply Contracts

         In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922-mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas. Both the Palm Valley and Mereenie contracts expire in the year 2009. Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index.

         At June 30, 2003, MPAL's commitment to supply gas under the above agreements was as follows:
                                    Period                          Bcf
                         --------------------------------           ---
                         Less than one year                         6.93
                         Between 1-5 years                         27.54
                         Greater than 5 years                      11.12
                                                                   -----
                         Total                                     45.59
                                                                   =====

Dingo Gas Field
---------------

         MPAL has a 34.3% interest in the Dingo gas field which is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the Northern Territory, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%. During July 2003, an application to renew the license for a term of five years was filed.

Browse Basin
------------

         During fiscal year 1999, MPAL (17.5%) and its partners were granted exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. After a three year program of 2D and 3D seismic acquisition to define drilling prospects in the permits, two wells were drilled during fiscal year 2002. Both wells were dry holes at a total cost of $2.7 million to MPAL which is included in exploratory and dry hole costs. MPAL has withdrawn from all of these permits.

         During fiscal year 2000, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin. During fiscal 2002, MPAL was granted a permit over area WA-311-P which is adjacent to WA-288-P. In 2002, INPEX Corporation, a Japanese company, earned a 65% interest in each permit by paying for the cost (except for MPAL's share of $150,000) of drilling the Strumbo-1 well that was a dry hole. MPAL retains a 35% interest in the permits. At June 30, 2003, MPAL's share of the work obligations of the three permits totaled $4,020,000, of which only $82,000 is obligatory.

Carnarvon Basin
---------------

         During fiscal year 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. Tap Oil, an Australian company, has agreed to participate in the drilling of a well on the permit and has a 15% interest in the permit. MPAL is seeking additional partners to share the cost of drilling a well. At June 30, 2003, MPAL's share (85%) of the work obligations of the permit totaled $4,141,000, all of which is discretionary except for $29,000.

Maryborough Basin
-----------------

         MPAL holds an average 75% interest in exploration permit ATP 613P in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has an application pending for permit ATP 674P which is adjacent to ATP 613P. Novus Australia Energy Company Limited earned a 50% interest in the North Area of the permit by drilling the Gregory River-3 well in 2003. The well was a dry hole and MPAL's share of the cost was $524,000. At June 30, 2003, MPAL's share of the work obligations of Permit ATP 613P totaled $810,000, of which $13,000 is obligatory.

Cooper / Eromanga Basin
-----------------------

PELA 94 & PELA 95

         During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks (PEL 94 and PEL 95) in South Australia's Cooper Basin. During August 2002, Maslins-1, the first of a three well program, was drilled. The well was a dry hole. The second well, Aldinga-1 was completed in September 2002 and began producing in May 2003 at about 80 barrels of oil per day. The third well, Henley-1, which was drilled in early September 2002, was a dry hole. MPAL's share of the dry hole costs of the wells was approximately $600,000. During October 2003, the Waitpinga-1 well in PEL 94 is expected to be spudded with the Seacliff -1 well in PEL 95 to be spudded in November 2003. MPAL's share of the cost of both wells is estimated to be approximately $660,000. At June 30, 2003, MPAL's share of the work obligations of the two permits totaled $2,257,000, of which $1,280,000 is obligatory.

PELA 110 & PELA 116

         During fiscal year 2001, MPAL and its partner Beach Petroleum NL were also successful in bidding for two additional exploration blocks, PELA 110 (37.5%) and PELA 116 (50%) in the Cooper Basin. At June 30, 2003, MPAL's share of the work obligations of the two permits totaled $1,903,000, of which $909,000 is obligatory. During October 2003, the Semaphore-1 well in PEL 110 is expected to be spudded with MPAL's share of the cost estimated to be $240,000.

Nockatunga, Queensland

         During July 2003, MPAL reached an agreement with Voyager Energy Limited for the purchase of their 40.936% working interest (38.703 net revenue interest) in the Nockatunga Project in southwest Queensland. The assets comprise several producing oil fields in PLs 33, 50 and 51 together with exploration acreage in ATP 267P at a purchase price of approximately $1.4 million. The project is currently producing about 350 barrels of oil per day (MPAL share 135 bbls). A well is planned for PL 51 in October 2003 with MPAL's share of the cost estimated to be approximately $271,000.

Canning Basin
-------------

         During fiscal year 2001, MPAL acquired a 50% working interest in each of exploration permits WA-306-P and WA-307-P in the Barcoo Sub-basin of the offshore Canning Basin adjacent to the Browse Basin. Antrim Energy, a Canadian company, is the operator of the joint venture. At June 30, 2003, MPAL's share of the work obligations of the two permits totaled $5,179,000, of which $674,000 is obligatory.

NEW ZEALAND
-----------

PEP 38256

         During fiscal year 2001, MPAL earned an interest in permit PEP 38256 in the Canterbury Basin of New Zealand by funding part of the cost of drilling the Ealing-1 exploration well which was plugged and abandoned. The cost of approximately $336,000 was included in exploratory and dry hole costs during fiscal year 2001. At June 30, 2003, MPAL's share (25%) of the work obligations of the permit totaled $17,000, all of which is obligatory.

PEP 38222

         During fiscal 2002, MPAL (100%) was granted exploration permit PEP 38222 offshore south of the South Island of New Zealand. At June 30, 2003, MPAL's share of the work obligations of the permit totaled $11,301,000, all of which is discretionary except for $51,000 of required expenditures.

PEP 38746 - PEP 38748 - PEP 38753 - PEP 38761

         MPAL has a 25% interest in permits PEP 38746, PEP 38748 and PEP 38753 in the Taranaki Basin in the North Island, New Zealand. At June 30, 2003, MPAL's share of the work obligations of these permits totaled $1,645,000, of which $868,000 is obligatory. MPAL also has a 12.5% interest in PEP 38761 in the Taranaki Basin. At June 30, 2003, MPAL's share of the work obligations of this permit totaled $40,000, all of which is obligatory. MPAL and its partners spudded the Warwiri-1 well in PEP 38753 during September 2003 at an estimated cost of $268,000 to MPAL. The drilling plan for the Bluff-1 well in PEP 38746 is in progress and spudding of the well is expected to follow the Warwiri-1 well.

UNITED KINGDOM
--------------

PEDL 098 & PEDL 099

         During fiscal year 2001, MPAL acquired a 45% (originally 30%) interest in two licenses in southern England in the Weald-Wessex basin. The two licenses; PEDL 098 in the Isle of Wight and PEDL 099 in the Portsdown area of Hampshire, were each granted for a period of six years. At June 30, 2003, MPAL's share of the work obligations of the permit totaled $1,371,000, of which $ 191,000 is obligatory.

PEDL 112 & PEDL 113

         During fiscal year 2002, MPAL acquired two additional licenses in southern England. The two licenses; PEDL 113 (45%) in the Isle of Wight and PEDL 112 (33 1/3%) in the Kent area on the margin of the Weald-Wessex basin were each granted for a period of six years. At June 30, 2003, MPAL's share of the work obligations of the permits totaled $929,000, of which $140,000 is obligatory.

PEDL 125 & PEDL 126

         Effective July 1, 2003, MPAL acquired two additional licenses each granted for a period of six years in southern England, PEDL 125 (50%) in Hampshire and PEDL 126 (50%) in West Sussex. At June 30, 2003, MPAL's share of the work obligations of the two permits totaled $1,032,000, of which $55,000 is obligatory.

UNITED STATES
-------------

Baca County, Colorado
---------------------

         During fiscal 2002, MPAL held leases in Baca County, Colorado, in which an exploration company drilled two wells during late 2001. MPAL elected to participate (25%) in the completion of the wells for production, both of which were dry holes. MPAL has now withdrawn from the area. The cost of approximately $62,000 has been included in exploratory and dry hole costs in 2002. These properties have now been surrendered.

CANADA
------

         MPC owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Devon Canada Corporation is the operator of this partially developed field which is connected to a major pipeline system. During the month of June 2003, average production from the field was approximately 21.7 million cubic feet per day compared to 36.7 million cubic feet per day in June 2002.

         Production at Kotaneelee commenced in February 1991. According to government reports, total production in bcf from the Kotaneelee gas field for the calendar years 1991 through 2002 has totaled 194.1 bcf as follows: 1991 - 8.1, 1992 - 18.0, 1993 -17.5, 1994 - 16.7, 1995 - 15.7, 1996 - 15.2, 1997 -
14.4, 1998 - 16.0, 1999 - 22.3, 2000 - 20.2, 2001 - 16.9 and 2002 - 13.1.

         During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. The Company will receive approximately $920,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs will terminate all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party has agreed to bear its own legal costs, there will be no taxable costs assessed against any of the parties. See Item 3. Legal Proceedings.

         (b) Financial Information about Industry Segments.
             ----------------------------------------------

                  The Company is engaged in only one industry, namely, oil and gas exploration, development, production and sale. The Company conducts such business through its two operating segments; MPC and its majority owned subsidiary MPAL. See Item 8. Notes 10 and 11 to the Consolidated Financial Statements.

         (c) (1) Narrative Description of the Business.
             ------------------------------------------


                  MPC was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967. MPC is directly engaged in the exploration for, and the development and production and sale of oil and gas reserves in Canada, and indirectly through its subsidiary MPAL in Australia, New Zealand and the United Kingdom.

         (i)      Principal Products.
                  -------------------

                  MPAL has an interest in the Palm Valley gas field and in the Mereenie oil and gas field. See Item 1(a) - Australia - for a discussion of the oil and gas production from the Mereenie and Palm Valley fields. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in Canada.

         (ii) Status of Product or Segment.
              -----------------------------

                  See Item 1(a) - Australia - for a discussion of the current and future operations of the Mereenie and Palm Valley fields in Australia. See
Item 3. Legal Proceedings for a discussion of MPC's interest in the Kotaneelee field in Canada.

         (iii)    Raw Materials.
                  --------------

                  Not applicable.

         (iv) Patents, Licenses, Franchises and Concessions Held.
              ---------------------------------------------------

         MPAL has interests directly and indirectly in the following permits. Permit holders are generally required to carry out agreed work and expenditure programs.

   Permit                                               Expiration Date                   Location
   ------                                               ---------------                   --------

   Petroleum Lease No. 4 and No.5 (Mereenie)            November 2023                 Northern Territory
   Petroleum Lease No. 3 (Palm Valley)                   November 2003                Northern Territory
   Retention License 2 (Dingo)                            October 2003                Northern Territory
   ATP 613P (Maryborough)                             Application pending                 Queensland
   ATP 674P (Maryborough)                             Application pending                 Queensland
   WA-291-P (Carnarvon Basin)                             August 2005             Offshore Western Australia
   WA-287-P (Browse Basin)                               February 2005            Offshore Western Australia
   WA-288-P (Browse Basin)                               February 2005            Offshore Western Australia
   WA-311-P (Bonaparte Basin)                            September 2007           Offshore Western Australia
   WA-306-P (Canning Basin)                                July 2006              Offshore Western Australia
   WA-307-P (Canning Basin)                               August 2006             Offshore Western Australia
   PEL 94(Cooper Basin)                                  November 2006                  South Australia
   PEL 95 (Cooper Basin)                                  October 2006                  South Australia
   PELA 110(Cooper Basin)                                February 2008                  South Australia
   PELA 116 (Cooper Basin)                            Application pending               South Australia
   PEP 38746 (Canterbury Basin)                           August 2007                     New Zealand
   PEP 38761 (Canterbury Basin)                          February 2004                    New Zealand
   PEP 38222 (Great South)                                 April 2007                     New Zealand
   PEP 38256 (Canterbury Basin)                           August 2007                     New Zealand
   PEP 38748 (Canterbury Basin)                           August 2007                     New Zealand
   PEP 38753 (Canterbury Basin)                           August 2007                     New Zealand
   PEDL 098 (Weald/Wessex Basins)                        September 2006                 United Kingdom
   PEDL 099 (Weald/Wessex Basins)                        September 2006                 United Kingdom
   PEDL 112 (Weald/Wessex Basins)                         January 2008                  United Kingdom
   PEDL 113 (Weald/Wessex Basins)                         January 2008                  United Kingdom
   PEDL 125 (Hampshire)                                    July 2009                    United Kingdom
   PEDL 126 (West Sussex)                                  July 2009                    United Kingdom

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

         (v) Seasonality of Business.
             ------------------------

                  Although the Company's business is not seasonal, the demand for oil and especially gas is subject to fluctuations in the Australian weather.

         (vi) Working Capital Items.
              ----------------------

                  See Item 7 - Liquidity and Capital Resources for a discussion of this information.

         (vii)    Customers.
                  ----------

                  Although the majority of MPAL's producing oil and gas properties are located in a relatively remote area in central Australia (See
Item 1 - Business and Item 2 - Properties), the completion in January 1987 of the Amadeus Basin to Darwin gas pipeline has provided access to and expanded the potential market for MPAL's gas production.

                  Natural Gas Production
                  ----------------------

                  MPAL's principal customer and the most likely major customer for future gas sales is PAWA, a governmental authority of the Northern Territory Government, which also has substantial regulatory authority over MPAL's oil and gas operations. The loss of PAWA as a customer would have a material adverse effect on MPAL's business.

                  Oil Production
                  --------------

                  There is potentially a small local market for the Mereenie crude oil in the Alice Springs area. A local company is attempting to sell refined products in Alice Springs and use Mereenie crude oil. Presently all of the crude oil production is being shipped and sold through the Port Bonython Export Terminal, Whyalla, South Australia.

         (viii)   Backlog.
                  --------

                  Not applicable.

          (ix)    Renegotiation of Profits or Termination of Contracts or
                  -------------------------------------------------------
                  Subcontracts at the Election of the Government.
                  -----------------------------------------------

                  Not applicable.

         (x)      Competitive Conditions in the Business.
                  ---------------------------------------

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

                  At the present time, the Company's principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company's future. Currently, most indigenous crude oil is consumed within Australia. In addition, refiners and others import crude oil to meet the overall demand in Australia. The Palm Valley Producers and the Mereenie Producers are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market its respective share of production from each field.

         (xi) Research and Development.
              -------------------------

                  Not applicable.

         (xii) Environmental Regulation.
               -------------------------

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

         At June 30, 2003, the Company had accrued approximately $3.9 million for asset retirement obligations for the Mereenie, Palm Valley and Dingo fields. See Note 2 of the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

         (xiii) Number of Persons Employed by Company.
                --------------------------------------

                  At June 30, 2003, MPC had one full-time employee in the United States and MPAL had 32 employees in Australia. MPC relies to a great extent on consultants for legal, accounting, administrative and geological services.



         (2)      Financial Information Relating to Foreign and
                  ---------------------------------------------
                  Domestic Operations.
                  --------------------

                  See Note 11 to the Consolidated Financial Statements.

         (3)      Risks Attendant to Foreign Operations.
                  --------------------------------------

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

         (4)       Data Which are Not Indicative of Current or Future
                   --------------------------------------------------
                   Operations.
                   -----------

                   None.




Item 2.  Properties.
-------  -----------

         (a) MPC has interests in properties in Australia through its 52.44% equity interest in MPAL which holds interests in the Northern Territory, Queensland, South Australia and Western Australia. MPAL also has interests in New Zealand and the United Kingdom. In Canada, MPC has a direct interest in one lease. For additional information regarding the Company's properties, See Item 1
- Business.

         (b) (1) The information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows and results of operations is contained in Supplementary Oil & Gas Information under Item 8 - Financial Statements and Supplementary Data.

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






                         CANADIAN PROPERTY INTERESTS MAP







         The map indicates the location of the Kotaneelee Gas Field in the Yukon Territories of Canada. The map identifies the following items:



                              Kotaneelee Gas Field
                            Pointed Mountain Gas Field
                             Beaver River Gas Field

The following graphic presentation has been omitted, but the following is a description of the omitted material:






                      UNITED KINGDOM PROPERTY INTERESTS MAP







         The map indicates the location of the MPAL property interests in the United Kingdom.

The following graphic presentation has been omitted, but the following is a description of the omitted material:






                       NEW ZEALAND PROPERTY INTERESTS MAP







         The map indicates the location of the MPAL property interests in New Zealand.

                  (2)      Reserves reported to other agencies.
                           ------------------------------------

                           None

                  (3)      Production.
                           -----------

                           The average sales price per unit of production for
Australia (data for Canada has not been included since
MPC is in a carried interest position and the data is not material in comparison to Australia) for the following fiscal years is as follows:

                                                     June 30,
                                                     --------
Australia:                            2003             2002              2001
                                  ----------       ----------          --------
Gas (per mcf)                       A.$ 2.65         A.$ 2.53          A.$ 2.53
Crude oil (per bbl)                 A.$42.82         A.$41.70          A.$54.64


                           The average  production  cost per unit of  production
for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia. During fiscal 2003, 2002 and 2001, the cost of remedial work on various wells in the Mereenie field and lower production levels increased production costs.

                                                    June 30,
                                                    --------
Australia:                            2003             2002              2001
                                  ----------       ----------        --------
Australia:
Gas (per mcf)                    A.$   .48        A.$   .46         A.    .43
Crude oil (per bbl)              A.$ 29.15        A.$ 25.09         A.$ 21.24

                  (4)      Productive Wells and Acreage.
                           -----------------------------

                           Productive wells and acreage at June 30, 2003:

                                        Productive Wells
                                        ----------------
                                   Oil                         Gas                       Developed Acreage
                         ------------------------     ---------------------              -----------------
                           Gross          Net          Gross          Net          Gross Acres         Net Acres
                           -----          ---          -----          ---          -----------         ---------

Australia                   29.0          10.3          14.0           5.67            72,371              30,174
Canada                         -             -           2.0            .05             3,350                  89
                            -----         -----         ----           ----            ------              ------
                            29.0          10.3          16.0           5.72            75,721              30,263
                            ====          ====          ====           ====            ======              ======

                  (5)      Undeveloped Acreage.
                           --------------------

                           The Company's undeveloped acreage (except as
indicated below) is set forth in the table below:

                    GROSS AND NET ACREAGE AS OF JUNE 30, 2003

                  MPAL has interests in the following properties (before royalties). MPC has an interest in these properties through its 52.44% interest in MPAL.

                                                                   MPAL                                  MPC
                                              -------------------------------------------       ---------------------
                                                                   Net           Interest          Net      Interest
                                               Gross Acres        Acres             %             Acres           %
                                               -----------        -----         ---------         -----       -----
Australia
Northern Territory-(Amadeus Basin)
    Mereenie (OL4&5)(1)                             69,407          24,292         35.00            12,739     18.35
    Palm Valley (OL3)(2)                           151,905          79,026         52.00            41,441     27.28
    Dingo (RL2)                                    115,596          39,696         34.34            20,817     18.01
                                                ----------     -----------                      ----------
    Total Amadeus Basin                            336,908         143,014                          74,997
                                                ----------      ----------                      ----------

Queensland:
  Maryborough Basin (ATP 613P)                     342,836         342,836        100.00           179,783     52.44
  Maryborough Basin (ATP 674P)                   1,942,161       1,942,161        100.00         1,018,469     52.44
                                                 ---------       ---------                       ---------
                                                 2,284,997       2,284,997                       1,198,252
                                                 ---------       ---------                       ---------
South Australia:
  Cooper Basin (PEL94/95) (4)                    1,621,802         810,902         50.00           425,237     26.22
  Cooper Basin (PELA110)                           358,644         134,492         37.50            70,528     19.67
  Cooper Basin (PELA116)                           699,751         349,876         50.00           183,475     26.22
                                                 ---------       ---------                         -------
                                                 2,680,197       1,295,270                         679,240
                                                 ---------       ---------                         -------
Western Australia:
  Carnarvon WA-291-P                             2,205,710       1,874,854         85.00           983,173     44.57
  Browse WA-287-P                                  515,736         515,736        100.00           270,452     52.44
  Browse WA-288-P                                  513,266         179,643         35.00            94,205     18.35
  Browse WA-311-P                                  492,765         172,468         35.00            90,442     18.35
  Canning WA-306/307                             1,986,621         993,311         50.00           520,892     26.22
                                                 ---------       ---------                       ---------
                                                 5,714,098       3,736,012                       1,959,164
                                                 ---------       ---------                       ---------
United Kingdom
  PEDL098/099                                       96,083          43,237         45.00            22,673     23.60
  PEDL112                                           98,800          32,933         33.33            17,270     17.48
  PEDL113                                           27,170          12,227         45.00             6,412     23.60
  PEDL125/126                                      112,385          56,193         50.00            29,468     26.22
                                                   -------        --------                          ------
                                                   334,438         144,590                          75,823
                                                   -------         -------                          ------
New Zealand
  PEP38222                                       3,015,870       3,015,870        100.00         1,581,522     52.44
  PEP38746/48/53                                    62,491          15,623         25.00             8,193     13.11
  PEP 38256                                        689,871         172,468         25.00            90,442     13.11
  PPP38761                                           3,211             401         12.50               210      6.54
                                                 ---------      ----------                       ---------
                                                 3,771,443       3,204,362                       1,680,367
                                                 ---------       ---------                       ---------

Total MPAL                                      15,122,081      10,808,245                       5,667,843
                                                ----------      ----------                       ---------

Properties held directly by MPC:
Canada
  Yukon and Northwest Territories:
    Carried interest(3)                             31,885                                             850    2.67
                                                ----------                                       ---------
Total                                           15,153,966                                       5,668,693
                                                ==========                                       =========

(1) Includes 41,644 gross developed acres and 14,575 net acres.
(2) Includes 30,381 gross developed acres and 15,426 net acres.
(3) Includes 3,350 gross developed acres and 89 net acres.
(4) Includes 346 gross developed acres and 173 net acres.

                  (6) Drilling activity.
                      ------------------

                           Productive and dry net wells drilled during the
following years (data concerning Canada and the United
States is insignificant):
                                          Australia/New Zealand
                                          ---------------------
  Year ended                   Exploration                   Development
   June 30,        Productive             Dry       Productive            Dry
   --------        ----------             ---       ----------            ---

     2003              .50                1.90          -                  -
     2002               -                  .35          -                  -
     2001               -                  .12          -                  -

                  (7)      Present Activities.
                           -------------------

                           There  were no wells  being  drilled  at June 30,
2003. See Item 1 - Cooper Basin and New Zealand for a discussion of the present activities of MPAL.

                  (8)      Delivery Commitments.
                           ---------------------

                           See discussion under Item 1 concerning the Palm
Valley and Mereenie fields.

Item 3.  Legal Proceedings.
-------  ------------------

Kotaneelee Gas Field
--------------------

         MPC's 2.67% carried interest in the Kotaneelee gas field is held in trust by Canada Southern Petroleum Ltd. (Canada Southern) which has a 30.7% carried interest in the field. Canada Southern and MPC (the plaintiffs) believe that the working interest owners in the Kotaneelee gas field had not adequately pursued the attainment of contracts for the sale of Kotaneelee gas.

         In October 1989 and March 1990, Canada Southern filed statements of claim in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field. MPC was subsequently added as a Plaintiff in the action. The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited (now Amoco Canada Resources Ltd.), and Amoco Production Company (collectively the Amoco Dome Group), Columbia Gas Development of Canada Ltd., Mobil Oil Canada Ltd. and Esso Resource of Canada Ltd. (collectively the defendants).

         On September 14, 2001, the trial court rendered its decision which was appealed by all of the parties. The court ruled that:

         (a) Although the defendants had an affirmative contractual obligation (but not a fiduciary obligation) to market the gas from the Kotaneelee gas field when it was possible to do so, the defendants had not breached their contractual obligation.

         (b) The defendants made improper charges to the carried interest account in the amount of approximately U.S.$ 3.4 million (MPC share - $91,000) in connection with the repair and rebuilding of the field's dehydration facilities.

         (c) Defendant Amoco Canada was not entitled to make gas processing fee charges to the carried interest account.

         On January 19, 2001, MPC's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, the Company began accruing its share of Kotaneelee net proceeds as income.

         During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. The Company will receive approximately $920,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs will terminate all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party has agreed to bear its own legal costs, there will be no taxable costs assessed against any of the parties.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------

                  None.

Executive Officers of the Registrant

         The following information with respect to the executive officers of the Company is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                                        Length of Service     Other Positions Held
      Name                Age       Office Held                           as an Officer            with Company
--------------          -----       ------------------------            ----------------        -------------------
James R. Joyce            62        President and                          Since 1993               Director
                                    Chief Financial Officer                Since 1990

T. Gwynn Davies           57        General Manager - MPAL                 Since 2001                 None

         All officers of MPC are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         MPC is not aware of any arrangements or understandings between any of the individuals named above and any other person pursuant to which any individual named above was selected as an officer.

                                     PART II
                                     -------

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

         (a)      Principal Market
                  ----------------

         The principal market for MPC's common stock is the NASDAQ SmallCap market under the symbol MPET. The stock is also traded on the Boston Stock Exchange under the symbol MPC. The quarterly high and low prices and the number of shares traded on the most active market, NASDAQ, during the calendar quarterly periods indicated were as follows:

2003                                        1st Qtr.            2nd Qtr.           3rd Qtr.*            4th Qtr.
----                                        --------            --------           ---------            --------
High..................                        1.03                1.27               1.37
Low...................                         .81                 .79                .98
Number of shares traded                      2,403,286          3,659,658          3,946,607


2002                                        1st Qtr.            2nd Qtr.           3rd Qtr.             4th Qtr.
----                                        --------            --------           --------             --------
High..................                         .95                1.11               1.07                    .91
Low...................                         .64                 .80                .63                    .68
Number of shares traded                      1,624,249          2,130,154           1,731,287            1,219,822


2001                                        1st Qtr.            2nd Qtr.           3rd Qtr.             4th Qtr.
----                                        --------            --------           --------             --------
High..................                        1.19                1.65               1.12                   1.10
Low...................                         .81                 .76                .79                    .79
Number of shares traded                      2,081,855          2,745,248         1,250,958            2,039,599


* Through September 23, 2003, on which date the closing price was $1.30.

         (b)      Approximate Number of Holders of Common Stock at September 23,
                  --------------------------------------------------------------
                  2003
                  ----
                  Title of Class                     Number of Record Holders
                  Common stock, par
                  value $.01 per share                         7,900

         (c)      Frequency and Amount of Dividends
                  ---------------------------------

                  MPC has never paid a cash dividend on its common stock.

Recent Sales of Unregistered Securities
---------------------------------------

          On September 2, 2003, the Company completed its previously announced acquisition of 1,200,000 shares of its majority-owned subsidiary, MPAL, from Sagasco Amadeus Pty Limited (Sagasco), a subsidiary of Origin Energy Limited, a diversified energy company based in Sydney, Australia. The acquisition of MPAL shares by the Company was made pursuant to a share sale agreement entered into by the Company and Sagasco, dated as of July 10, 2003 (Share Sale Agreement). The MPAL share acquisition followed the receipt of governmental approval in Australia and has increased the Company's holdings in MPAL from 52.4% to approximately 55%.

          In consideration for its receipt of the MPAL shares, the Company issued to Sagasco 1,300,000 shares of its common stock, par value $.01 per share in a private placement transaction conducted outside the United States pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933. The fair value of the 1,3000,000 shares on July 10, 2003 was $1,508,000, based on the closing price of the Company's common stock on the Nasdaq SmallCap market on that date. The 1,300,000 shares were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

         At the closing, the Company also entered into a registration rights agreement with Sagasco, dated as of September 2, 2003 (Registration Rights Agreement), pursuant to which the Company has agreed to register, upon receipt of a written demand by Sagasco, the 1,300,000 shares of common stock for public resale by Sagasco under the Securities Act. Sagasco has notified the Company of the exercise of its rights under the Registration Rights Agreement to cause the Company to prepare and file a registration statement under the Securities Act covering the public resale by Sagasco of the 1,300,000 shares.

Item 6.  Selected Consolidated Financial Information.
-------  --------------------------------------------

         The following table sets forth selected data (in thousands) and other operating information of the Company. The selected consolidated financial data in the table are derived from the consolidated financial statements of the Company. See Note 2 to the consolidated financial statements regarding the cumulative effect of accounting change adopted effective July 1, 2002. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                     Years ended June 30,
                                                                     --------------------
                                                2003           2002          2001           2000          1999
                                                ----           ----          ----           ----          ----
Financial Data                                    $             $              $             $              $

Operating revenues                              14,736        13,700         14,008        16,330         13,398
                                                ======        ======         ======        ======         ======

Total revenues                                  15,596        14,352         14,900        17,147         14,115
                                                ======        ======         ======        ======         ======

Net income                                         152            92          1,072         1,490            945
                                                   ===         =====          =====         =====            ===

Net income per share (basic and diluted)           .01             -            .04           .06            .04
                                                   ===       =======        =======       =======       ========

Proforma net income (see note 2)                   152            15          1,012         1,430            880
                                                   ===       =======        ========      ========      ========

Proforma net income per share (see note 2)         .01             -            .04            .06           .04
                                                   ===       =======        =======       ========      ========

Working capital                                 21,798        17,862         15,398        15,046         12,772
                                                ======        ======         ======        ======         ======

Cash provided by operating activities            6,163         4,013          3,044         6,149          4,993
                                                 =====         =====          =====         =====          =====

Property and equipment (net)                    21,592        17,046         16,482        21,741         26,725
                                                ======        ======         ======        ======         ======

Total assets                                    50,741        40,166         37,498        43,976         44,234
                                                ======        ======         ======        ======         ======

Total assets (see note 2)                       50,741        40,764         38,463        44,853         45,320
                                                ======        ======         ======        ======         ======

Long-term liabilities                            5,629         3,974          3,982         5,190          6,910
                                                 =====         =====          =====         =====          =====

Proforma  long-term  liabilities (see note 2)    5,629         6,526          6,211         7,700          9,629
                                                 =====         =====          =====         =====          =====

Minority interests                              16,931        13,933         12,701        14,696         15,318
                                                ======        ======         ======        ======         ======

Stockholders' equity:
  Capital                                       43,152        43,332         43,426        43,838         43,838
  Accumulated deficit                          (15,598)      (15,751)       (15,843)      (16,914)       (18,405)
  Accumulated other comprehensive loss          (5,407)       (8,965)       (10,410)       (7,827)        (5,699)
                                               -------       -------       --------     ---------       ---------
  Total stockholders' equity                    22,147        18,616         17,173        19,097         19,734
                                                ======        ======         ======        ======         ======

Exchange rate A.$=U.S. at end of period            .67           .56            .51           .60            .67
                                                   ===           ===            ===           ===            ===

Common  stock  outstanding  shares  end of
period                                          24,427        24,607         24,698        25,108         25,108
                                                ======        ======         ======        ======         ======

Book value per share                               .91           .76            .70           .76            .79
                                                ======        ======         ======        ======         ======

Quoted market value per share                     1.20           .88           1.07          1.28           2.50
                                                ======        ======         ======        ======         ======

Operating Data

Standard measure of discounted future cash
  flow  relating  to  proved  oil  and gas
  reserves. (approximately 48% attributable
  to minority interests)                        26,000        26,000         33,000        44,000         53,000
                                                ======        ======         ======        ======         ======

Annual production (Net of royalties)               6.0           6.0            5.7           6.0            5.9
  Gas (bcf)                                        ===           ===            ===           ===            ===

  Oil  (bbls)  (In   thousands)                    126           141            148           172            205
  (net of royalties)                               ===           ===            ===           ===            ===


Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations.
         --------------------------

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among these risks and uncertainties are pricing and production levels from the properties in which the Company has interests, and the extent of the recoverable reserves at those properties. In addition, the Company has a large number of exploration permits and there is the risk that any wells drilled may fail to encounter hydrocarbons in commercial quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

Oil and Gas Properties
----------------------

         The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future.

         Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred. Because the Company follows the successful efforts method of accounting, the results of operations may vary materially from quarter to quarter. An active exploration program may result in greater exploration and dry hole costs.

Asset Retirement Obligations
----------------------------

         Effective July 1, 2002, the Company adopted the provisions of SFAS
143, "Accounting for Asset Retirement Obligations." SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves. See Note 2 to the consolidated financial statements regarding the cumulative effect of accounting change and its effect on net income.


         The estimated liability is based on the future estimated cost of plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley and Mereenie fields in the Northern Territory of Australia. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated.Revisions to the liability could occur due to changes in the estimates of these costs.

 Revenue Recognition
 -------------------

         The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs (cost of goods sold). Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

Liquidity and Capital Resources
-------------------------------

         During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. The Company will receive approximately $920,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs will terminate all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party has agreed to bear its own legal costs, there will be no taxable costs assessed against any of the parties. The settlement will be recorded in the quarter ending September 30, 2003. See Item
3. Legal Proceedings.

Consolidated
------------

         At June 30, 2003, the Company on a consolidated basis had approximately $22.2 million of cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the fiscal year ended June 30, 2003 is as follows:

          Cash and cash equivalents at July 1, 2002       $15,785,000
          Net cash provided by operations                   6,154,000
          Marketable securities purchased                  (2,565,000)
          Marketable securities sold or matured             2,071,000
          Net additions to property and equipment          (3,445,000)
          Sale of available-for-sale securities                93,000
          Dividends to MPAL minority shareholders            (628,000)
          Repurchase of common stock                         (180,000)
          Effect of exchange rate changes                   2,756,000
                                                          -----------
          Cash and cash equivalents at June 30, 2003      $20,041,000
                                                          ===========

As to MPC (unconsolidated)
--------------------------

         At June 30, 2003, MPC, on an unconsolidated basis, had working capital of approximately $2.7 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary, MPAL. During fiscal 2003, MPC purchased approximately 184,000 shares of MPAL's stock at a cost of approximately $174,000 and increased its interest in MPAL from 52% to 52.44%. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange
1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange was completed on September 2, 2003, the Company's interest in MPAL increased to 55%.

         During fiscal 2003, MPC received a dividend from MPAL of $686,000.

          During the fiscal year 2001, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2003, MPC had purchased 680,850 of its shares at a cost of approximately $686,000.

As to MPAL
----------

         At June 30, 2003, MPAL had working capital of approximately $19 million. MPAL has budgeted approximately $3.4 million for specific exploration projects in fiscal year 2004 as compared to the $4.5 million expended during fiscal 2003. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2008. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

  Fiscal Year      Required Expenditures  Contingent Expenditures      Total
   ---------       --------------------   ----------------------      -------
      2004                 $2,693,000            $  4,713,000       $ 7,406,000
      2005                    859,000              18,431,000        19,290,000
      2006                    253,000               5,327,000         5,580,000
      2007                          -                 855,000           855,000
      2008                          -               1,081,000         1,081,000
                           ----------             -----------       -----------
     Total                 $3,805,000             $30,407,000       $34,212,000
                           ==========             ===========       ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties. In addition to the above commitments, MPAL has commitments of approximately $2,652,000 with respect to the Palm Valley and Mereenie fields which have not been recorded in the consolidated financial statements.

         (2)      Results of Operations
         ---      ---------------------

2003 vs. 2002
-------------

         The components of consolidated net income for the fiscal years 2003 and 2002 were as follows:
                                                      Year ended June 30,
                                                      -------------------
                                                  2003                  2002
                                                ---------             ---------
MPC unconsolidated pretax loss                 $ (326,344)           $ (236,629)
MPC income tax expense                           (129,907)             (112,000)
Share of MPAL pretax income                       870,518               402,411
Share of MPAL income tax benefit                  476,126                37,939
Share of MPAL cumulative effect of               (737,941)                    -
accounting change                               ---------            ----------
Consolidated net income                        $  152,452             $  91,721
                                               ==========            ==========

Net income per share (basic and diluted)           $ .01                  $ -
                                                  ======                  ===

                                    Revenues
                                    --------

          Oil sales increased 2% in 2003. Oil sales in Australia in 2003 amounted to $3,329,000 as compared to $3,259,000 in 2002 because of a 3% increase in oil prices and the 12% Australian foreign exchange increase discussed below which was partially offset by the 10% decrease in the number of units produced. Cooper Basin production began in May 2003. Oil unit sales (before deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:




                                              Fiscal 2003 Sales                  Fiscal 2002 Sales
                                              -----------------                  -----------------
                                                       Average Price                       Average Price
                                                        -------------                       -------------
                                           Bbls           per bbl             Bbls            per bbl
                                           ----           -------             ----            -------
  Australia - Amadeus Basin              144,934         A.$42.87            161,650        A.$41.70
  Australia - Cooper Basin                   930         A.$34.41                  -               -

 Gas sales increased 17% in fiscal 2003. Gas sales increased from $8,667,000 in 2002 to $10,182,000 in 2003 primarily because of the 5% increase in the average price of gas sold in Australia and the 12% Australian foreign exchange increase discussed below. Gas sales in 2003 include $535,000 ($483,000 in 2002) of gas sales from the Kotaneelee gas field in Canada. The volumes in billion cubic feet
(bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold in Australia during the periods indicated were as follows:


                                                Fiscal 2003 Sales                       Fiscal 2002 Sales
                                                -----------------                       -----------------
                                                           Average Price                              Average Price
                                                          -------------                              -------------
                                            Bcf              per mcf                Bcf                 per mcf
                                            ---              -------                ---                 -------
                                                              (A.$)                                     (A.$)
Australia - Amadeus Basin:
  Palm Valley
    Alice Springs contract               0.838                 3.29                0.959                  3.15
    Darwin contract                      2.225                 2.11                2.285                  2.08
  Mereenie
    Darwin contract                      3.704                 2.80                3.233                  2.55
    Other                                0.082                 3.62                0.368                  3.56
                                         -----                                     -----
            Total                        6.849                                     6.845
                                         =====                                     =====

         Other production income decreased 31% to $1,225,000 in 2003 from $1,774,000 in 2002. Other production income includes royalties and MPAL's share of gas pipeline tariffs. The primary reason for this decrease was that MPAL's share of gas pipeline tariffs in 2002 included an additional amount of $855,000 of pipeline tariff revenue to reflect a resolution of a dispute regarding the calculation of the pipeline tariffs. The decrease in 2003 was partially offset by the12% Australian foreign exchange increase as discussed below.

         Interest income in 2003 increased 32%. Interest income in 2003 amounted to $860,000 as compared to $652,000 in 2002. More funds were available in Australia for investment at higher interest rates than in 2002 and there was a 12% Australian foreign exchange increase as discussed below.

                               Costs and Expenses
                               ------------------

         Production costs increased 18% in 2003 to $4,461,000 from $3,770,000 in 2002 primarily because of the 12% increase in the Australian foreign exchange rate discussed below. During 2003, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs. In addition, a Mereenie two well workover program was completed in 2003.

         Exploratory and dry hole costs decreased 30% to $2,920,000 in 2003 from $4,143,000 in 2002. The 2003 and 2002 costs related primarily to the geological and geophysical work and seismic acquisition on MPAL's exploration permits. The costs in 2003 include MPAL's share of the dry hole costs of the Strumbo-1 well ($150,000) located offshore Western Australia, two Cooper Basin wells ($600,000) and the Gregory River-3 well ($524,000) in the Maryborough Basin in Queensland. In addition, the costs in 2002 include the dry hole costs (a total of $2.7 million incurred primarily in the second quarter of fiscal 2002) of the Carbine-1 and the Maribou-1 wells which were drilled in the Browse Basin offshore Western Australia.

         Salaries and employee benefits increased 57% to $1,958,000 in 2003 from $1,248,000 in 2002. During 2003, MPAL changed its classification of salary costs as overhead charged to its joint venture partners. Although this change resulted in an amount of $433,000 being charged to salaries and employee benefits there was a corresponding credit of $433,000 in other administrative expenses. The information necessary to reclassify prior years' expense amounts is not available. In addition, there was a 12% increase in the Australian foreign exchange rate as discussed below. There were also regular annual increases in salaries.

         Depreciation, depletion and amortization increased 8% in 2003 to $3,719,000 from $3,447,000 in 2002. During 2003, the Palm Valley gas reserves were increased by approximately 35% to reflect the current operating performance of the field and the capability of the field to produce additional quantities of gas. This change reduced DD&A expense for 2003 by approximately $207,000. In addition, based on a 2003 study, salvage value was included in the calculation of DD&A. This change reduced DD&A expense by approximately $177,000 for 2003. The decrease in DD&A was offset by the 12% increase in the Australian exchange rate discussed below.

          Auditing, accounting and legal expenses increased 45% from $278,000 in 2002 to $404,000 in 2003 because of an increase in MPC's and MPAL's audit fees and the 12% increase in the Australian exchange rate discussed below.

         Accretion expense was $243,000 in 2003 which represents the accretion on the Asset Retirement Obligation under SFAS 143 which was adopted effective July 1, 2002. The corresponding expense for 2002 would have been $261,000.

          Shareholder communications costs increased 13% to $171,000 in 2003 compared to $152,000 in 2002 primarily because of MPAL's increased costs in satisfying its statutory obligations in Australia as a public company and MPC's costs in holding its Annual Meeting of Shareholders and an increase in its Nasdaq listing fees.

         Other administrative expenses decreased 52% from $776,000 in 2002 to $370,000 in 2003 primarily because of an increase in the amount of overhead that MPAL, as operator, charged its partners during 2003. During 2003, MPAL also changed its classification of salary costs as overhead charged to its joint venture partners. Although this change of $433,000 resulted in an amount being charged to salaries and employee benefits, there was a corresponding credit of $433,000 in other administrative expenses. The information necessary to reclassify prior years' expense amounts is not available. The increase in the amount of overhead charged was partially offset by increases in other categories of administrative expenses. There was a 12% increase in the Australian foreign exchange rate as discussed below which accounts in part for some the following increases in other administrative expenses: consultants 92%, directors fees 29%, insurance 23% and rent 26%.

                                  Income Taxes
                                  ------------

         Income tax benefit for 2003 was $774,000 compared to an income tax provision of $39,000 for 2002. The components of income tax expense (benefit) in thousands were as follows:

                                                     2003              2002
                                                    --------          ------
Pretax consolidated income                          $ 1,349            $ 537
   MPC's losses not recognized                          326              236
   Permanent differences                               (682)            (872)
                                                     -------          -------
Book taxable income (loss)                            $ 993           $  (99)
                                                      =====           =======

Australian tax rate                                    30%              30%
                                                       ===              ===

Australian income tax (provision) benefit             $(298)            $ 30
Tax benefit attributable to reconciliation of year
end deferred tax liability                            1,202               43
                                                     ------             -----
MPAL Australian benefit for income tax                  904               73
MPC income tax provision                               (130)            (112)
                                                     ------            ------
Consolidated income tax (provision) benefit          $  774           $  (39)
                                                     ======            ======

Effective tax rate                                     (57)%              7%
                                                       =====              ==

         MPC's 2003 and 2002 income tax represents the 25% Canadian withholding tax on its Kotaneelee net proceeds. The tax benefits of $1,202,000 in fiscal 2003 and $43,000 in fiscal 2002 relate primarily to tax deductions taken in connection with financing current year exploration activities in Australia.


                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.6737 at June 30, 2003 compared to $.5635 at June 30, 2002. This resulted in a $3,508,000 credit to accumulated translation adjustments for fiscal 2003. The 20% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 2003 from the June 30, 2002 amounts. The annual average exchange rate used to translate MPAL's operations in Australia for fiscal 2003 was $.5852, which is a 12% increase compared to the $.5238 rate for fiscal 2002.

2002 vs. 2001
-------------

         The components of consolidated net income for the fiscal years 2002 and 2001 were as follows:
                                                    Year ended June 30,
                                                    -------------------
                                                 2002               2001
                                                 ----               ----
MPC unconsolidated pretax loss                 $  (236,629)      $   (220,599)
MPC income tax expense                            (112,000)          (108,888)
Share of MPAL pretax income                        402,411          1,897,096
Share of MPAL benefit of (provision for)            37,939           (495,845)
income taxes                                    ----------         -----------
Consolidated net income                        $    91,721        $ 1,071,764
                                                ==========        ===========

Net income per share (basic and diluted)         $ -                $.04
                                                 ====               ====

                                    Revenues
                                    --------

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

                               Costs and Expenses
                               ------------------

         Production costs increased 8% in 2002 to $3,770,000 from $3,492,000 in 2001 primarily because remedial work was performed in 2002 in the Mereenie field.

         Exploratory and dry hole costs increased 155% to $4,143,000 in 2002 from $1,624,000 in 2001. The 2002 and 2001 costs relate primarily to the exploration work being performed on MPAL's offshore Western Australian properties. In addition, the costs in 2002 include the dry hole costs (a total of $2.7 million incurred primarily in the second quarter of fiscal 2002) of the Carbine-1 and the Maribou-1 wells which were drilled in the Browse Basin offshore Western Australia. The costs (in thousands) for MPAL were as follows:

Location                          2002          2001
--------                       --------      -------
United States/Belize           $    62      $      2
Australia/New Zealand            4,081         1,622
                               -------       -------
Total                           $4,143        $1,624
                                ======        ======

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

                                  Income Taxes
                                  ------------

         Income tax expense decreased from $1,075,000 in 2001 to $39,000 in 2002. The components of income tax expense (benefit) in thousands were as follows:

                                                      2002            2001
                                                     --------       -------
  Pretax consolidated income                          $ 537          $ 3,476
     MPC's losses not recognized                        236              221
     Permanent differences                             (872)            (471)
                                                     -------      -----------
  Book taxable income (loss)                         $  (99)        $  3,226
                                                     =======        ========

  Australian tax rate                                  30%              34%
                                                       ===              ===

  Australian income tax (provision) benefit           $ 30         $ (1,097)
  Tax benefit attributable to reconciliation of
    year end deferred tax liability                     43              131
                                                     -----         --------
  MPAL Australian benefit (provision)
    for income tax                                      73             (966)
  MPC income tax provision                            (112)            (109)
                                                   --------        ---------
  Consolidated income tax provision                $   (39)        $ (1,075)
                                                   ========        =========

  Effective income tax rate                            7%              31%
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


Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
-------- ----------------------------------------------------------

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2003, the carrying value of such investments including those classified as cash and cash equivalents was approximately $22 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Magellan Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation as of June 30, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Petroleum Corporation at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations.



                                                   /s/ Ernst & Young LLP


Stamford, Connecticut
September 19, 2003

                                           MAGELLAN PETROLEUM CORPORATION
                                             CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                                                                          --------
                                                                                   2003                     2002
                                                                               --------------          ------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                     $20,041,464             $15,784,851
  Accounts receivable                                                             5,273,999               4,162,821
  Marketable securities                                                           1,796,503                 899,619
  Inventories                                                                       423,931                 377,847
  Other assets                                                                      297,118                 280,537
                                                                                -----------             -----------
          Total current assets                                                   27,833,015              21,505,675
                                                                                -----------             -----------

Marketable securities                                                               390,000                 794,070

Property and equipment:
  Oil and gas properties (successful efforts method)                             58,275,887              44,155,824
  Land, buildings and equipment                                                   2,093,555               1,669,330
  Field equipment                                                                 1,421,636               1,189,093
                                                                                -----------             -----------
                                                                                 61,791,078              47,014,247
  Less accumulated depletion, depreciation and amortization                     (40,198,904)            (29,967,865)
                                                                                ------------            ------------
           Net property and equipment                                            21,592,174              17,046,382
                                                                                -----------             -----------

  Other assets                                                                      926,168                 820,189
                                                                                -----------             -----------
  Total assets                                                                  $50,741,357             $40,166,316
                                                                                ===========             ===========
                    LIABILITIES, MINORITY INTERESTS
                       AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $4,709,281              $2,323,781
  Accrued liabilities                                                             1,218,997               1,086,193
  Income taxes payable                                                              106,246                 233,339
                                                                                 ----------              ----------
          Total current liabilities                                               6,034,524               3,643,313
                                                                                 ----------              ----------

Long term liabilities:
  Deferred income taxes                                                           1,770,727               2,731,221
  Asset retirement obligations                                                    3,858,263               1,242,398
                                                                                 ----------              ----------
          Total long term liabilities                                             5,628,990               3,973,619
                                                                                 ----------              ----------

Minority interests                                                               16,930,838              13,932,928

Commitments (Note 2)                                                                      -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 24,427,376 and 24,607,376 shares                                    244,274                 246,074
  Capital in excess of par value                                                 42,907,741              43,085,841
                                                                                -----------             -----------
  Total capital                                                                  43,152,015              43,331,915
  Accumulated deficit                                                           (15,598,483)            (15,750,935)
  Accumulated other comprehensive loss                                           (5,406,527)             (8,964,524)
                                                                                ------------            ------------
Total stockholders' equity                                                       22,147,005              18,616,456
                                                                                -----------             -----------
Total liabilities, minority interests and stockholders' equity                  $50,741,357             $40,166,316
                                                                                ===========             ===========

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Years ended June 30,
                                                                              --------------------
                                                                    2003               2002                2001
                                                               --------------     --------------         ---------

Revenues:
  Oil sales                                                       $ 3,329,243        $ 3,259,213        $ 4,638,782
  Gas sales                                                        10,182,104          8,667,431          8,537,064
  Other production related revenues                                 1,224,729          1,773,808            832,516
  Interest income                                                     859,865            651,653            891,489
                                                                   ----------         ----------         ----------
  Total revenues                                                   15,595,941         14,352,105         14,899,851
                                                                   ----------         ----------         ----------

Costs and expenses:
  Production costs                                                  4,461,365          3,770,438          3,492,045
  Exploratory and dry hole costs                                    2,920,104          4,143,449          1,623,914
  Salaries and employee benefits                                    1,958,371          1,248,136          1,693,998
  Depletion, depreciation and amortization                          3,718,660          3,447,444          3,473,758
  Auditing, accounting and legal services                             404,215            278,045            251,567
  Accretion expense                                                   242,854                  -                  -
  Shareholder communications                                          171,385            151,897            171,710
  Other administrative expenses                                       369,942            776,077            716,777
                                                                   ----------         ----------         ----------
  Total costs and expenses                                         14,246,896         13,815,486         11,423,769
                                                                   ----------         ----------         ----------

Income before income taxes, minority interests and
cumulative effect of accounting change                              1,349,045            536,619          3,476,082
Income tax (provision) benefit                                        773,548            (39,099)        (1,075,091)
                                                                   ----------         -----------        -----------
Income before minority interests and cumulative
  effect of accounting change                                       2,122,593            497,520          2,400,991
Minority interests                                                 (1,232,200)          (405,799)        (1,329,227)
                                                                   -----------         ----------        -----------
Income before cumulative effect of accounting change                  890,393             91,721          1,071,764
Cumulative effect of accounting change - net                         (737,941)                 -                  -
                                                                   ----------          ---------         ----------
Net income                                                         $  152,452         $   91,721        $ 1,071,764
                                                                   ==========           ========         ==========

Average number of shares:
  Basic                                                            24,560,068         24,622,980         24,979,572
                                                                   ==========         ==========         ==========
  Diluted                                                          24,560,068         24,622,980         24,979,572
                                                                   ===========        ==========         ==========

Per share (basic and diluted)
   Income before cumulative effect of
   accounting change                                                $.04                $ -                 $.04
   Cumulative effect of accounting change-net                       (.03)                 -                    -
                                                                    -----               ----                ----
Net income                                                          $.01                $ -                 $.04
                                                                    ====                ====                ====

                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Three years ended June 30, 2003


                                                                                       Accumulated                          Total
                                                     Capital in                           other                        comprehensive
                          Number        Common       excess of       Accumulated      comprehensive                         income
                         of shares       Stock       par value          Deficit             loss           Total            (loss)
                         ---------    -----------    ---------     ----------------- ---------------    ----------     -------------

June 30, 2000           25,108,226      $ 251,082   $ 43,586,606    $ (16,914,420)    $ (7,826,702)    $ 19,096,566
Net income                       -              -             -         1,071,764                -        1,071,764      $1,071,764
Foreign currency
  translation
  adjustments                    -              -             -                 -       (2,816,765)      (2,816,765)     (2,816,765)
Unrealized gain on
  available-for-sale
  securities                     -              -             -                 -          233,146          233,146         233,146
                                                                                                                        -----------
Total
  comprehensive loss             -              -             -                 -                -                -     $(1,511,855)
                                                                                                                        ===========-
Repurchases of
  common stock            (410,000)       (4,100)     (407,131)                 -                -         (411,231)
                           ---------       -------     ---------        ---------        ---------        ----------
June 30, 2001           24,698,226        246,982    43,179,475       (15,842,656)     (10,410,321)      17,173,480
Net income                       -              -             -            91,721                -           91,721         $91,721
Foreign currency
  translation
  adjustments                    -              -             -                 -        1,729,157        1,729,157       1,729,157
Unrealized loss on
  available-for-sale
  securities                     -              -             -                 -         (283,360)        (283,360)       (283,360)
                                                                                                                         -----------
Total
  comprehensive
  income                         -              -             -                 -                -                -      $1,537,518
                                                                                                                         ==========
Repurchases of
  common stock             (90,850)          (908)     (93,634)                 -                -         (94,542)
                         -----------     ---------- ------------    --------------     -----------      -----------
June 30, 2002           24,607,376     $  246,074  $ 43,085,841      $(15,750,935)     $(8,964,524)     $18,616,456
                        ----------     ----------  ------------      -------------     ------------     -----------
Net income                       -              -             -           152,452                -          152,452        $152,452
Foreign currency
  translation
  adjustments                    -              -             -                 -        3,507,783        3,507,783       3,507,783
Reclassification
  adjustment on
  available-for-sale
  securities                     -              -             -                 -           50,214           50,214          50,214
                                                                                                                         ----------
Total
  comprehensive
  income                         -              -             -                 -                -                -      $3,710,449
                                                                                                                         ==========
Repurchases of
  common stock            (180,000)        (1,800)     (178,100)                -                -         (179,900)
                        ----------       --------   -----------      ------------      -----------      -----------
June 30, 2003           24,427,376     $  244,274  $ 42,907,741      $(15,598,483)     $(5,406,527)     $22,147,005
                        ----------     ----------  ------------      -------------     ------------     -----------


                             See accompanying notes.

                                           MAGELLAN PETROLEUM CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years ended June 30,
                                                                              --------------------
                                                                   2003              2002              2001
                                                                   ----              ----              ----
Operating Activities:
  Net income                                                    $152,452          $ 91,721        $ 1,071,764
  Adjustments to reconcile net income to
       net cash provided by operating activities:
     Cumulative effect of accounting change                    2,025,690                 -                  -
     Depletion, depreciation and amortization                  3,718,660         3,447,444          3,473,758
     Accretion expense                                           242,854                 -                  -
     Deferred income taxes                                    (1,494,621)         (608,454)          (609,897)
     Minority interests                                          552,158           405,799          1,329,227
  Increase (decrease) in operating assets and liabilities:
    Accounts and notes receivable                             (1,372,029)         (244,207)        (1,153,637)
    Other assets                                                (214,946)         (204,813)          (182,457)
    Inventories                                                  (69,275)           85,178           (307,681)
    Accounts payable and accrued liabilities                   2,794,805         1,249,511           (660,252)
    Income taxes payable                                        (123,087)         (675,909)           (72,437)
    Settlement of asset retirement obligation                    (58,901)                -                  -
    Reserve for future site restoration costs                          -           467,030            156,069
                                                              ----------        ----------         ----------
Net cash provided by operating activities                      6,153,760         4,013,300          3,044,457
                                                              ----------        ----------         ----------

Investing Activities:
  Net additions to property and equipment                     (3,445,159)       (1,751,643)        (2,345,577)
  Sale of available-for-sale securities                           93,334                 -                  -
  Marketable securities matured                                2,071,687         2,540,151          3,109,544
  Marketable securities purchased                             (2,564,501)       (2,426,263)        (1,858,942)
                                                              -----------       -----------        -----------
Net cash used in investing activities                         (3,844,639)       (1,637,755)        (1,094,975)
                                                              -----------       -----------        -----------

Financing Activities:
  Dividends to MPAL minority shareholders                       (628,209)         (586,379)          (593,034)
  Repurchases of common stock                                   (179,900)          (94,542)          (411,231)
                                                              -----------       -----------       ------------
Net cash used in financing activities                           (808,109)         (680,921)        (1,004,265)
                                                              -----------       -----------       ------------

Effect of exchange rate changes on cash
  and cash equivalents                                         2,755,601         1,298,036         (2,043,860)
                                                              ----------       -----------        ------------
Net increase (decrease) in cash and cash
equivalents                                                    4,256,613         2,992,660         (1,098,643)
Cash and cash equivalents at beginning of year                15,784,851        12,792,191         13,890,834
                                                              ----------        ----------         ----------
Cash and cash equivalents at end of year                     $20,041,464       $15,784,851        $12,792,191
                                                             ===========       ===========        ===========


                                               See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

1.       Summary of significant accounting policies
--       ------------------------------------------

         Principles of consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of Magellan Petroleum Corporation (MPC) and its majority owned subsidiary, Magellan Petroleum Australia Limited (MPAL), or collectively as the Company. At June 30, 2003 and 2002, MPC owned a 52.44% and 52% interest in MPAL, respectively. During fiscal 2003, MPC increased its interest in MPAL by purchasing an additional 184,000 MPAL shares for approximately $174,000. All intercompany transactions have been eliminated. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange was completed on September 2, 2003, MPC's interest in MPAL increased to 55%.

         Revenue Recognition
         -------------------

         The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs (cost of goods sold). Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.


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

1.       Summary of significant accounting policies (Cont'd)
--       ---------------------------------------------------

properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. During 2003, the Palm Valley gas reserves were increased by approximately 35% to reflect the current operating performance of the field and the capability of the field to produce additional quantities of gas. This change reduced DD&A expense for 2003 by approximately $207,000. In addition, based on a 2003 study, salvage value was included in the calculation of DD&A. This change reduced DD&A expense by approximately $177,000 for 2003. The net effect of this change on net income was approximately $141,000. Without this change income before cumulative effect of accounting change would have been $749,000 or $.03 cents per share and net income would have been $11,000 or no cents per share.

         Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred.

         Effective July 1, 2002, the Company adopted the provisions of SFAS
143, "Accounting for Asset Retirement Obligations." SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.

         The estimated liability is based on the future estimated cost of plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley and Mereenie fields in the Northern Territory of Australia. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs.

         Effective July 1, 2002, the Company adopted the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes previous guidance related to the impairment or disposal of long-lived assets. For long-lived assets to be held and used, it resolves certain implementation issues of the former standards, but retains the basic requirements of recognition and measurement of impairment losses. For long-lived assets to be disposed of by sale, it broadens the definition of those disposals that should be reported separately as discontinued operations. There was no impact on the Company in adopting SFAS 144.

1.       Summary of significant accounting policies (Cont'd)
--       ---------------------------------------------------

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

         Foreign currency translations
         -----------------------------

         The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The translation adjustment is included as a component of stockholders' equity and comprehensive income (loss), whereas gain or loss on foreign currency transactions is included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using quarterly weighted average exchange rates during the period. At June 30, 2003 and 2002, the Australian dollar was equivalent to U.S.$.67 and $.56, respectively. The annual average exchange rate used to translate MPAL's operations in Australia for the fiscal years 2003, 2002 and 2001 was $.59, $.52 and $.54, respectively.

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

1.        Summary of significant accounting policies (Cont'd)
--        ---------------------------------------------------

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

          Cash and cash equivalents
          -------------------------

          The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                        June 30,
                                                        --------
                                                 2003                 2002
                                                 ----                 ----
  Cash                                      $   179,696          $   269,523
  U.S. government obligations                   274,310              995,936
  Australian money market accounts and
    short-term commercial paper              19,587,458           14,519,392
                                            -----------          -----------
                                            $20,041,464          $15,784,851
                                            ===========          ===========

          Marketable securities
          ---------------------

         At June 30, 2003 and 2002, MPC had the following marketable securities which are expected to be held until maturity:

        June 30, 2003
        -------------                                                                     Amortized
        Short-term securities                         Par value      Maturity Date           Cost         Fair value
        ---------------------                         ---------      -------------           ----         ----------

        State of Connecticut bond                     $  400,000       Jul. 1, 2003      $  400,000       $  400,000
        U.S. Treasury Bill                               200,000       Aug. 7, 2003         199,216          199,834
        U.S. Treasury Bill                               400,000      Sep. 11, 2003         398,312          399,312
        U.S. Treasury Bill                               500,000       Oct. 2, 2003         498,975          498,840
        State of Connecticut bond                        300,000      Nov. 15, 2003         300,000          300,528
                                                      ----------                         ----------      -----------
        Total short-term                              $1,800,000                         $1,796,503      $ 1,798,514
                                                      ==========                         ==========      ===========

        Long-term securities
        Lewiston, Maine Pension bond                  $  390,000      Dec. 15, 2005      $  390,000        $ 416,735
                                                      ==========                         ==========        =========


        June 30, 2002
        -------------                                                                    Amortized
        Short-term securities                           Par value      Maturity Date         Cost         Fair value
         ---------------------                         ---------      -------------          ----         ----------
        U.S. Treasury Bill                            $  350,000      Oct. 10, 2002      $  348,428       $  348,331
        State of Connecticut bond                        550,000      Jan. 15, 2003         551,191          560,214
                                                       ---------                         ----------       ----------
        Total short-term                              $  900,000                         $  899,619       $  908,545
                                                      ==========                         ==========       ==========

        Long-term securities
        Lewiston, Maine Pension bond                  $  390,000      Dec. 15, 2005      $  390,000        $ 397,277
        State of Connecticut bond                        400,000        Jul.1, 2003         404,070          414,724
                                                       ---------                         ----------       ----------
        Total long-term                               $  790,000                         $  794,070       $  812,001
                                                       =========                         ==========       ==========

1.       Summary of significant accounting policies (Cont'd)
--       ---------------------------------------------------

         Unrealized gain (loss) on Available-for-Sale Securities
         -------------------------------------------------------

         During August 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late December 2000, the purchaser became a public company (Sefton Resources, Inc.) which is listed on the London Stock Exchange. At June 30, 2002, MPC owned approximately 2.8% of Sefton Resources, Inc. with a fair market value of $43,120 and a cost of $93,334 which is included in other assets. The $50,214 difference between the fair value at June 30, 2002 and the cost has been recorded as unrealized loss on available-for-sale securities. Effective November 30, 2002, MPC sold all of its interest in Sefton Resources for $100,000 and recognized a gain of $6,666. Payment was in the form of a 10% promissory note which is payable in installments as follows: $25,000 on March 31, 2003, $25,000 on June 30, 2003 and $50,000 on September 30, 2003. As of June 30, 2003, only the interest due on the March 31, 2003 installment had been paid. During September 2003, a payment of accumulated interest and a $5,000 principal payment were received.

         Earnings per share
         ------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which was computed using the treasury stock method. The Company's basic and diluted calculations of EPS are the same in 2003, 2002 and 2001 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of outstanding stock options exceeded the average market price of the common stock during the years 2003, 2002 and 2001.

         Stock Options
         -------------

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

         For the purpose of pro forma disclosures required by FASB No. 123, the estimated fair value of the stock options is generally expensed in the year of grant since most of the

1.       Summary of significant accounting policies (Cont'd)
--       ---------------------------------------------------

options are vested and immediately exercisable. The Company's pro forma information follows:

         Net income as reported - June 30, 2001      $1,072,000        $.04
         Stock option expense                           (69,000)          -
                                                     -----------       ----
         Pro forma net income - June 30, 2001        $1,003,000        $.04
                                                     ==========        ====

         Net income as reported - June 30, 2002        $ 92,000         $ -
         Stock option expense                           (31,000)          -
                                                      ----------        ---
         Pro forma net income - June 30, 2002          $ 61,000         $ -
                                                       ========         ===

         Net income as reported - June 30, 2003        $152,000         $.01
         Stock option expense                           (22,000)           -
                                                        --------        ----
         Pro forma net income - June 30, 2003         $ 130,000         $.01
                                                       =========        ====

        Proforma basic and diluted EPS are unchanged

          Segment Disclosure
          ------------------

         FASB Statement No. 131 requires the disclosure of certain financial data based on an entity's operating segments. The Company's two operating segments are MPC and MPAL. Condensed financial statements of these segments are included in Notes 3 and 4 and additional segment data are included in Notes 10 and 11.

         Accumulated other comprehensive loss
         ------------------------------------

         Accumulated other comprehensive loss at June 30, 2003 and 2002 was as follows:

                                                                             2003                2002
                                                                          -------------       ----------
              Foreign currency translation adjustments                     $(5,406,527)       $(8,914,310)
              Unrealized loss on available-for-sale securities                       -            (50,214)
                                                                           ------------       ------------
              Total                                                        $(5,406,527)       $(8,964,524)
                                                                          =============      =============

2.        Oil and gas properties
--        ----------------------

AUSTRALIA
---------

Mereenie
--------

         MPAL (35%) and Santos (65%), the operator, (together known as the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL's share of the Mereenie field proved developed oil reserves was approximately 380,000 barrels and 12.1 billion cubic feet (bcf) of gas at June 30, 2003. The Mereenie Producers have agreed to install additional compression equipment in the field at a cost of $13.1 million (MPAL share $6.4 million) that will increase field deliverability and partially meet certain gas contract requirement. In addition, two gas wells will be drilled to meet the gas contractual requirements until June 2007.

         During fiscal 2003, MPAL's share of oil sales was 145,000 barrels and
3.8 bcf of gas sold which is subject to net overriding royalties aggregating 4.0625% and the statutory government royalty of 10%. During fiscal 2003, the oil was transported by means of a 167-mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. Most of the oil was then shipped south approximately 950 miles by rail and road to a refinery in the Adelaide area of South Australia. Effective July 1, 2003, the oil is being trucked to the Port Bonython Export Terminal, Whyalla, South Australia for sale at approximately the same cost as the previous method. The cost of transporting the oil to the terminal is being borne by the Mereenie Producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water
Authority (PAWA) and Gasgo Pty. Ltd., a company PAWA wholly owns, for use in Darwin and other Northern Territory centers. See "Gas Supply Contracts" below.

         The leases covering the Mereenie field were renewed in November 2002 for an additional term of 21 years.

Palm Valley
-----------

         MPAL has a 52% interest in, and is the operator, of the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 48% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PAWA. See "Gas Supply Contracts" below. MPAL's share of the Palm Valley proved developed reserves was16.8 bcf at June 30, 2003. During fiscal 2003, MPAL's share of gas sales was 3.1 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 5%. MPAL plans to drill an additional development well, Palm Valley-11, later in 2003 to increase gas deliverability. PAWA will pay for the cost of the well under the gas supply agreement.

         The leases covering the Palm Valley field are due to expire in November 2003 and applications have been made to the Northern Territory governmental authorities to renew the leases. Concurrently, negotiations have commenced with the Aboriginal landowners. MPAL expects that the leases will be renewed.

--       -------------------------------

Gas Supply Contracts
--------------------

         In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PAWA for use in PAWA's Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922 mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas. Both the Palm Valley and Mereenie contracts expire in the year 2009. Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index.

         At June 30, 2003, MPAL's commitment to supply gas under the above agreements was as follows:
                                   Period                           Bcf
                         ----------------------------               ---
                         Less than one year                         6.93
                         Between 1-5 years                         27.54
                         Greater than 5 years                      11.12
                                                                   -----
                         Total                                     45.59
                                                                   =====

Dingo Gas Field
---------------

         MPAL has a 34.3% interest in the Dingo gas field which is subject to renewal in 2003. The Dingo gas field, which is located in the Amadeus Basin in the Northern Territory, has approximately 25 bcf of presently proved and recoverable reserves based on four delineation wells. MPAL's share of potential production from these permit areas is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%. During July 2003, an application to renew the license for a term of five years was filed.

--       -------------------------------

Browse Basin
------------

         During fiscal year 1999, MPAL (17.5%) and its partners were granted exploration permits WA-281-P, WA-282-P and WA-283-P in the Browse Basin offshore Western Australia. After a three year program of 2D and 3D seismic acquisition to define drilling prospects in the permits, two wells were drilled during fiscal year 2002. Both wells were dry holes at a total cost of $2.7 million to MPAL which is included in exploratory and dry hole costs. MPAL has withdrawn from all of these permits.

         During fiscal year 2000, MPAL was granted exploration blocks WA-287-P and WA-288-P in the Eastern Browse Basin. During fiscal 2002, MPAL was granted a permit over area WA-311-P which is adjacent to WA-288-P. In 2003, INPEX Corporation, a Japanese company, earned a 65% interest in each permit by paying for the cost (except for MPAL's share of $150,000) of drilling the Strumbo-1 well, that was a dry hole. MPAL retains a 35% interest in the permits. At June 30, 2003, MPAL's share of the work obligations of the three permits totaled $4,020,000, of which only $82,000 is obligatory.

Carnarvon Basin
---------------

         During fiscal year 1999, MPAL was awarded permit WA-291-P, offshore Western Australia in the Carnarvon Basin. Tap Oil, an Australian company, has agreed to participate in the drilling of a well on the permit and has a 15% interest in the permit. MPAL is seeking additional partners to share the cost of drilling a well. At June 30, 2003, MPAL's share (85%) of the work obligations of the permit totaled $4,141,000, all of which is discretionary except for $29,000.

Maryborough Basin
-----------------

         MPAL holds an average 75% interest in exploration permit ATP 613P in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has an application pending for permit ATP 674P which is adjacent to ATP 613P. Novus Australia Energy Company Limited earned a 50% interest in the North Area of the permit by drilling the Gregory River-3 well in 2003. The well was a dry hole and MPAL's share of the cost was $524,000. At June 30, 2003, MPAL's share of the work obligations of Permit ATP 613P totaled $810,000, of which $13,000 is obligatory.

--       -------------------------------

Cooper / Eromanga Basin
-----------------------

PEL 94 & PEL 95

         During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum NL were successful in bidding for two exploration blocks (PEL 94 and PEL 95) in South Australia's Cooper Basin. During August 2002, Maslins-1, the first of a three well program, was drilled. The well was a dry hole. The second well, Aldinga-1 was completed in September 2002 and began producing in May 2003 at about 80 barrels of oil per day. The third well, Henley-1, which was drilled in early September 2002, was a dry hole. MPAL's share of the dry hole costs of both wells was approximately $600,000. During October 2003, the Waitpinga-1 well in PEL 94 is expected to be spudded with the Seacliff -1 well in PEL 95 to be spudded in November 2003. MPAL's share of the cost of both wells is estimated to be approximately $660,000. At June 30, 2003, MPAL's share of the work obligations of the two permits totaled $2,257,000, of which $1,280,000 is obligatory.

PELA 110 & PELA 116

         During fiscal year 2001, MPAL and its partner Beach Petroleum NL were also successful in bidding for two additional exploration blocks, PELA 110 (37.5%) and PELA 116 (50%) in the Cooper Basin. At June 30, 2003, MPAL's share of the work obligations of the two permits totaled $1,903,000, of which $909,000 is obligatory. During October 2003, the Semaphore-1 well in PEL 110 is expected to be spudded with MPAL's share of the cost estimated to be $240,000.

Nockatunga, Queensland
----------------------

         During July 2003, MPAL reached an agreement with Voyager Energy Limited for the purchase of their 40.936% working interest (38.703 net revenue interest) in the Nockatunga Project in southwest Queensland. The assets comprise several producing oil fields in PLs 33, 50 and 51 together with exploration acreage in ATP 267P at a purchase price of approximately $1.4 million. The project is currently producing about 350 barrels of oil per day (MPAL share 135 bbls). A well is planned for PL 51 in October 2003 with MPAL's share of the cost estimated to be approximately $271,000.

Canning Basin
-------------

         During fiscal year 2001, MPAL acquired a 50% working interest in each of exploration permits WA-306-P and WA-307-P in the Barcoo Sub-basin of the offshore Canning Basin adjacent to the Browse Basin. Antrim Energy, a Canadian company, is the operator of the joint venture. At June 30, 2003, MPAL's share of the work obligations of the two permits totaled $5,179,000, of which $674,000 is obligatory.

--       -------------------------------

NEW ZEALAND
-----------

PEP 38256

         During fiscal year 2001, MPAL earned an interest in permit PEP 38256 in the Canterbury Basin of New Zealand by funding part of the cost of drilling the Ealing-1 exploration well which was plugged and abandoned. The cost of approximately $336,000 was included in exploratory and dry hole costs during fiscal year 2001. At June 30, 2003, MPAL's share (25%) of the work obligations of the permit totaled $17,000, all of which is obligatory.

PEP 38222

         During fiscal 2002, MPAL (100%) was granted exploration permit PEP 38222 offshore south of the South Island of New Zealand. At June 30, 2003, MPAL's share of the work obligations of the permit totaled $11,301,000, all of which is discretionary except for $51,000 of required expenditures.

PEP 38746 - PEP 38748 - PEP 38753 - PEP 38761

         MPAL has a 25% interest in permits PEP 38746, PEP 38748 and PEP 38753 in the Taranaki Basin in the North Island, New Zealand. At June 30, 2003, MPAL's share of the work obligations of these permits totaled $1,645,000, of which $868,000 is obligatory. MPAL also has a 12.5% interest in PEP 38761 in the Taranaki Basin. At June 30, 2003, MPAL's share of the work obligations of this permit totaled $40,000 all of which is obligatory. MPAL and its partners spudded the Warwiri-1 well in PEP 38753 during September 2003 at an estimated cost of $268,000 to MPAL. The drilling plan for the Bluff-1 well in PEP 38746 is in progress and spudding of the well is expected to follow the Warwiri-1 well.

UNITED KINGDOM
--------------

PEDL 098 & PEDL 099

         During fiscal year 2001, MPAL acquired a 45% (originally 30%) interest in two licenses in southern England in the Weald-Wessex basin. The two licenses; PEDL 098 in the Isle of Wight and PEDL 099 in the Portsdown area of Hampshire, were each granted for a period of six years. At June 30, 2003, MPAL's share of the work obligations of the permit totaled $1,371,000, of which $ 191,000 is obligatory.

2.       Oil and gas properties (Cont'd)
--       -------------------------------

PEDL 112 & PEDL 113

         During fiscal year 2002, MPAL acquired two additional licenses in southern England. The two licenses; PEDL 113 (45%) in the Isle of Wight and PEDL 112 (33 1/3%) in the Kent area on the margin of the Weald-Wessex basin were each granted for a period of six years. At June 30, 2003, MPAL's share of the work obligations of the permits totaled $929,000, of which $140,000 is obligatory.

PEDL 125 & PEDL 126

         Effective July 1, 2003, MPAL acquired two additional licenses each granted for a period of six years in southern England, PEDL 125 (50%) in Hampshire and PEDL 126 (50%) in West Sussex. At June 30, 2003, MPAL's share of the work obligations of the two permits totaled $1,032,000 of which $55,000 is obligatory.

CANADA
------

         MPC owns a 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory which has been on production since February 1991 with two producing wells. For financial statement purposes in fiscal 1987 and 1988, MPC wrote down its costs relating to the Kotaneelee field to a nominal value because of the uncertainty as to the date when sales of Kotaneelee gas might begin and the immateriality of the carrying value of the investment. Since October 1989, the field has been the subject of litigation, because the carried interest owners (including MPC) believed that the working interest parties had not adequately pursued the attainment of contracts for the sale of Kotaneelee gas. A decision in the litigation was rendered on September 14, 2001. The decision of the trial court was generally favorable to the Company but the decision was appealed by all of the parties.

         During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. The Company will receive approximately $920,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs will terminate all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party has agreed to bear its own legal costs, there will be no taxable costs assessed against any of the parties. The settlement will be recorded in the quarter ending September 30, 2003.

--       -------------------------------

UNITED STATES
-------------

Baca County, Colorado
---------------------

         During fiscal 2002, MPAL held leases in Baca County, Colorado, in which an exploration company drilled two wells during late 2001. MPAL elected to participate (25%) in the completion of the wells for production, both of which were dry holes. MPAL has now withdrawn from the area. The cost of approximately $62,000 has been included in exploratory and dry hole costs in 2002. These properties have now been surrendered.

Exploratory And Dry Hole Costs
------------------------------

         The 2003, 2002 and 2001 costs relate primarily to the geological and geophysical work and seismic acquisition on MPAL's exploration permits. The costs in 2003 include MPAL's share of the dry hole costs of the Strumbo-1 well ($150,000) located offshore Western Australia, two Cooper Basin wells ($600,000) and the Gregory River-3 well ($524,000) in the Maryborough Basin in Queensland. In addition, the costs in 2002 include the dry hole costs (a total of $2.7 million) of the Carbine-1 and the Maribou-1 wells which were drilled in the Browse Basin offshore Western Australia. The costs (in thousands) for MPAL by location were as follows:

                                        2003            2002            2001
                                      ----------      ---------       -------
  U.S. / Belize                        $ (38)           $ 62            $ 2
  Australia/New Zealand                 2,958          4,081           1,622
                                       -------         ------         -------
  Total                                $2,920          $4,143         $1,624
                                       ======          ======         ======

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2008. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

Fiscal Year    Required Expenditures     Contingent Expenditures    Total
-----------      -----------------        ----------------      ------------
  2004                  $2,693,000             $ 4,713,000        $7,406,000
   2005                    859,000              18,431,000        19,290,000
   2006                    253,000               5,327,000         5,580,000
   2007                          -                 855,000           855,000
   2008                          -               1,081,000         1,081,000
                        ----------             -----------       -----------
   Total                $3,805,000             $30,407,000       $34,212,000
                        ==========             ===========       ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to

--       -------------------------------

share the above exploration costs. If MPAL's effort to find partners is unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties. In addition to the above commitments, MPAL has commitments of approximately $2,652,000 with respect to the Palm Valley and Mereenie fields which have not been included in the consolidated financial statements.

ASSET RETIREMENT OBLIGATIONS
----------------------------

         Upon the adoption of SFAS 143 on July 1, 2002, the Company recorded a discounted liability (Asset retirement obligation) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which has been reflected as a cumulative effective of accounting change.

         If the provisions of SFAS 143 had been adopted in prior years, net income would have decreased by approximately $77,000 and $60,000 for the years ended June 30, 2002 and 2001. The adoption of SFAS 143 decreased net income before cumulative effect of accounting change by approximately $76,000 for the fiscal year ended June 30, 2003. The pro forma effects for the years ended June 30, 2002 and 2001, assuming the adoption of SFAS 143 as of July 1, 2001, had no impact on earnings per share. The asset retirement obligation would have been $3,182,000 at June 30, 2001 and $3,794,000 at June 30, 2002.

         A reconciliation of the Company's asset retirement obligations for the year ended June 30, 2003, is as follows:

                Upon adoption at July 1, 2002                        $3,794,000
                Liabilities incurred                                     29,000
                Liabilities settled                                     (59,000)
                Accretion expense                                       243,000
                Revisions to estimate                                  (923,000)
                Exchange effect                                         774,000
                                                                     ----------
                Balance at June 30, 2003                             $3,858,000
                                                                     ==========

         During fiscal year 2003, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs.

3.       MPC condensed financial statements
--       ----------------------------------

          The following are unconsolidated condensed balance sheets and statements of income and cash flows of MPC (in thousands).

                                           Magellan Petroleum Corporation
                                              Condensed Balance Sheets
                                                                                              June 30,
                                                                                       2003                2002
                                                                                     ----------         ---------
Assets
Current assets                                                                        $  2,856            $  2,184
Other assets                                                                               390               1,117
Investment in MPAL                                                                      19,022              15,419
                                                                                       -------             -------
Total assets                                                                           $22,268             $18,720
                                                                                       =======             =======

Liabilities And Stockholders' Equity

Current liabilities                                                                   $    121           $     104
                                                                                       -------           ---------
Stockholders' equity:
  Capital                                                                               43,152              43,332
  Accumulated deficit                                                                  (15,598)            (15,751)
  Accumulated other comprehensive loss                                                  (5,407)             (8,965)
                                                                                       -------             -------
    Total stockholders' equity                                                          22,147              18,616
                                                                                       -------             -------
Total liabilities and stockholders' equity                                             $22,268             $18,720
                                                                                       =======             =======

                                           Magellan Petroleum Corporation
                                           Condensed Statements Of Income


                                                                              Years ended June 30,
                                                                              --------------------
                                                                 2003                 2002                 2001
                                                                 ----                 ----                 ----
Revenues                                                      $   627             $    598             $    564
Costs and expenses                                                954                  834                  785
                                                                -----                -----                -----
Loss before income taxes                                         (327)                (236)                (221)
Income tax provision                                             (130)                (112)                (109)
                                                                ------               ------               ------
Loss before equity in MPAL                                       (457)                (348)                (330)
Equity in MPAL net income                                         609                  440                1,402
                                                               ------               ------                -----
Net income                                                    $   152             $     92              $ 1,072
                                                               ======               ======                =====


--       ---------------------------------------------

                                           Magellan Petroleum Corporation
                                         Condensed Statements Of Cash Flows


                                                                                  Years ended June 30,
                                                                                  --------------------
                                                                           2003              2002             2001
                                                                        ----------        ----------         -------
Operating Activities:
  Net income                                                             $   152            $   92           $ 1,072
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Equity in MPAL net income                                               (609)             (440)           (1,402)
  Change in operating assets and liabilities:
    Accounts receivable and other assets                                    (223)              362              (366)
    Accounts payable and accrued liabilities                                  17               (20)              106
                                                                           -----             ------            ------
Net cash used in operating activities                                       (663)               (6)             (590)
                                                                           -----             ------            ------

Investing Activities:
  Additions to property and equipment                                          -                 -                 7
  Marketable securities matured                                            2,072             2,540             1,250
  Marketable securities purchased                                         (2,565)           (2,426)                -
  Sale of available-for-sale securities                                       93                 -                 -
  Purchase of MPAL shares                                                   (174)             (337)              (79)
                                                                           -----            ------            ------
Net cash (used in) provided by investing activities
                                                                            (574)             (223)            1,178
                                                                           -----            ------             -----

Financing Activities:
  Dividends from MPAL                                                        686               624               621
  Repurchases of common stock                                               (180)              (95)             (411)
                                                                            -----             -----            ------
Net cash provided by financing activities                                    506               529               210
                                                                            -----             -----            ------

Net increase (decrease) in cash and
  cash equivalents:                                                         (731)              300               798
Cash and cash equivalents at beginning of year                             1,180               880                82
                                                                           -----            ------           -------
Cash and cash equivalents at end of year                                  $  449          $  1,180            $  880
                                                                           =====            ======            ======

4.       MPAL transactions and condensed financial statements
--       ----------------------------------------------------

         The following are the condensed consolidated balance sheets and consolidated statements of income of MPAL (in thousands). At June 30, 2003, Santos Ltd. held 18.2% of MPAL and Origin Energy Limited held 17.1% with the balance of 12.7% held by approximately 1,800 shareholders in Australia. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange was completed on September 2, 2003, MPC's interest in MPAL increased to 55% and Origin Energy's interest decreased to 14.5%.

         The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include all of MPAL's subsidiaries.

                      Magellan Petroleum Australia Limited
                      Condensed Consolidated Balance Sheets


                                                                                              June 30,
                                                                                     --------------------------
                                                                                       2003                 2002
                                                                                   ----------             -------
Assets
Current assets                                                                      $24,977                $19,041
Other assets                                                                            926                    777
Oil and gas properties - net                                                         20,298                 15,888
Land, building and equipment - net                                                      837                    767
                                                                                    -------                -------
Total assets                                                                        $47,038                $36,473
                                                                                    =======                =======

Liabilities And Stockholders' Equity
Current liabilities                                                                 $ 5,912                $ 3,538
                                                                                    -------                -------

Long term liabilities                                                                 5,724                  4,069
                                                                                    -------                -------

Stockholders' equity:
  Capital                                                                            34,408                 34,408
  Retained earnings                                                                  10,922                 11,075
  Accumulated other comprehensive loss                                               (9,928)               (16,617)
                                                                                    --------               --------
                                                                                     35,402                 28,866
                                                                                    -------                -------
Total liabilities and stockholders' equity                                          $47,038                $36,473
                                                                                    =======                =======

4.       MPAL transactions and condensed financial statements (Cont'd)
--       -------------------------------------------------------------

                      Magellan Petroleum Australia Limited
                   Condensed Consolidated Statements of Income


                                                                               Years ended June 30,
                                                                               --------------------
                                                                     2003                2002               2001
                                                                   --------           ---------          -------
Revenues                                                            $14,969             $13,754            $14,336
Costs and expenses                                                   13,294              12,981             10,639
                                                                    -------            --------           --------
Income before income taxes                                            1,675                 773              3,697
Income tax benefit (provision)                                          904                  73               (966)
Cumulative effect of accounting change                               (1,418)                  -                  -
                                                                     -------          ---------           --------
Net income                                                          $ 1,161           $     846           $  2,731
                                                                    =======           =========           ========

                        MPC and Minority Equity in MPAL

MPC equity interest in MPAL:
  MPC equity in net income                                         $    609            $    440           $  1,402
                                                                   ========            ========           ========

Minority equity interest in MPAL:
Minority interest in net income                                     $   552            $    406           $  1,329
Other comprehensive income (loss)                                     3,182               1,596             (2,682)
Other                                                                  (108)               (184)               (49)
Dividends paid                                                         (628)               (586)              (593)
                                                                   ---------           ---------          ---------

Total minority interest increase (decrease)                        $  2,998            $  1,232           $ (1,995)
                                                                   ========            ========           =========

5.       Capital and stock options
--       -------------------------

         MPC's certificate of incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

          On December 8, 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2003, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which have been or will be cancelled.

          On October 5, 1989, MPC adopted a Stock Option Plan covering one million shares of its common stock. The plan provided for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. On December 3, 1997, the Board of Directors approved a new stock option plan for an additional one million shares with similar terms.

5.        Capital and stock options (cont'd)
--        ----------------------------------

          On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. The exchange was completed on September 2, 2003. The fair value of the 1,3000,000 shares on July 10, 2003 was $1,508,000, based on the closing price of the Company's common stock on the Nasdaq SmallCap market on that date.

          During fiscal 2000, options to purchase 745,000 shares were granted of which 235,000 of the shares are being vested 1/3rd at the end of each year after the grant and the remaining options were vested at the date of grant. The following is a summary of option transactions for the three years ended June 30, 2003:

                                              Expiration            Number of
Options outstanding                              Dates                shares                 Exercise Prices ($)
-------------------                          -----------          --------------             -------------------
June 30, 1999                                                         196,000                        1.57
  Granted                                     Feb. 2005               745,000                        1.28
                                                                      -------
June 30, 2000                                                         941,000                     1.28-1.57
  Expired                                                             (20,000)                       1.57
                                                                      -------
June 30, 2001                                                         921,000                     1.28-1.57
  Expired                                                             (50,000)                       1.57
                                                                      -------
June 30, 2002                                                         871,000                     1.28-1.57
  Granted                                     Jan. 2008                50,000                        .85
                                                                      -------
June 30, 2003                                                         921,000              ($1.30 weighted average)
                                                                      =======              ------------------------

                 Summary of Options Outstanding at June 30, 2003
                --------------------------------------------------

                                              Expiration                                                Exercise Prices
                                                Dates                  Total              Vested               ($)
                                            -------------              -----              ------               ---
  Granted 1999                                Oct. 2003               126,000             126,000             1.57
  Granted 2000                                Feb. 2005               745,000             745,000             1.28
  Granted 2003                                Feb. 2005                50,000              25,000              .85
                                                                     --------              ------
  Total                                                               921,000             896,000
                                                                      =======             =======

Options reserved for future grants                                    205,000
-----------------------------------                                   =======

         All of the options have been granted at the fair value at the date of grant. Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 2003.

         The proforma information regarding net income and earnings per share as required by Statement 123 has been included in Note. 1, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

--       ----------------------------------

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

6.       Income taxes
--       ------------

         Components of income before income taxes, minority interests and cumulative effect of accounting change by geographic area (in thousands) are as follows:

                                        Years ended June 30,
                                        --------------------

                                  2003               2002                2001
                                --------           --------            ------
       United States              $(329)            $ (313)            $ (247)
       Foreign                    1,678                850              3,723
                                 ------             ------             ------
       Total                     $1,349             $  537             $3,476
                                 ======             ======             ======

         Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

                                                                                 Years ended June 30,
                                                                                 --------------------
                                                                            2003            2002              2001
                                                                        ------------    ------------      --------


       Income   before  income   taxes,   minority   interests  and
       cumulative effect of accounting change                              $1,349          $  537           $3,476
       MPC's losses not recognized                                            326             236              221
       Permanent differences                                                 (682)           (872)            (471)
                                                                            ------          ------           ------
       Book taxable income (loss) - Australia                              $  993          $  (99)          $3,226
                                                                            ======          =======          ======

       Australian tax rate                                                   30 %             30 %             34 %
                                                                             ====             ====             ====

       Australian income tax (provision) benefit                           $ (298)          $  30          $(1,097)
       Tax benefit attributable to reconciliation of
         year end deferred tax liability                                    1,202              43              131
                                                                           ------            ----            -----
       MPAL Australian tax (provision) benefit                                904              73             (966)
       MPC income tax provision                                              (130)           (112)            (109)
                                                                           ------          ------          -------
       Consolidated income tax (provision) benefit                         $  774          $   39          $(1,075)
                                                                           ======          ======         ========

       Current income tax provision                                        $ (130)         $ (648)         $  (682)
       Deferred income tax benefit                                            904             609              607
                                                                           ------           -----           ------
       Consolidated income tax (provision) benefit                         $  774          $  (39)        $ (1,075)
                                                                           ======          =======        ========

       Effective tax rate                                                   (57)%              7%              31%
                                                                            =====              ==              ===

--       ---------------------

         The net deferred tax liabilities at June 30, 2003 and 2002, respectively, consist of deferred tax liabilities of $3,192,000 and $3,278,000, primarily relating to the deduction of acquisition and development costs which are capitalized for financial statement purposes, offset by deferred tax assets of $1,421,000 and $547,000, primarily relating to asset retirement obligations which will result in tax deductions when paid. The tax benefits of $1,202,000 in fiscal 2003 and $43,000 in fiscal 2002 relate primarily to tax deductions taken in connection with financing current year exploration activities in Australia. As of June 30, 2003, MPAL also had an operating loss of $5,550,000, the $1,665,000 benefit of which has not been taken into account because there is no assurance at this time that the loss benefit will be realized.


         United States
         -------------

         At June 30, 2003, the Company had approximately $14,399,000 and $1,364,000 of net operating loss carry forwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between the years 2004 and 2023. Of this amount, MPC has federal loss carry forwards that expire as follows: $209,000 in 2004, $915,000 in 2005, $570,000 in 2006,
$865,000 in 2007, $2,055,000 in 2008, $408,000 in 2020, and $52,000 in 2021.
MPAL's U.S. subsidiary has federal loss carry forwards that expire as follows:
$220,000 in 2005, $2,392,000 in 2006, $1,669,000 in 2010, $1,764,000 in 2011,
$2,855,000 in 2012, $229,000 in 2013, $96,000 in 2019, $25,000 in 2021, $73,000
in 2022 and $2,000 in 2023. MPC also has approximately $329,000 of foreign tax credit carryovers, which are scheduled to expire periodically between the years 2005 and 2007. MPC's state loss carry forwards expire periodically between the years 2004 and 2023. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carry forwards and other deductible temporary differences. Significant components of the Company's deferred tax assets were as follows:

                                       June 30,                      June 30,
                                          2003                        2002
                                    --------------                 ------------

Net operating losses                   $3,400,000                    $3,554,000
Foreign tax credits                       329,000                       441,000
Interest                                  214,000                       214,000
                                          -------                       -------
Total deferred tax assets               3,943,000                     4,209,000
Valuation allowance                    (3,943,000)                   (4,209,000)
                                       ----------                    ----------
Net deferred tax assets               $         -                    $        -
                                       ==========                    ==========

7.       Related party and other transactions
--       ------------------------------------

         G&O'D INC, a firm that provides accounting and administrative services, office facilities and support staff to MPC, was paid $20,830, $34,120 and $38,900 in fees for fiscal years 2003, 2002 and 2001 respectively. James R. Joyce, the President and ChiefFinancial Officer of MPC, is the owner of G&O'D INC. Effective January 1, 2000, Mr. Joyce became a paid officer of MPC and received an annual salary of $175,000 for calendar year 2003 ($160,000 for 2002 and $155,000 for 2001). Mr. Timothy L. Largay, a director of the Company is a member of the law firm of Murtha Cullina LLP, which firm was paid fees of $69,459, $36,597 and $33,054 for fiscal years 2003, 2002 and 2001, respectively.


8.       Leases
--       ------

         At June 30, 2003, future minimum rental payments applicable to MPAL's noncancelable operating (office) lease were as follows:


                                Fiscal Year              Amount
                                -----------              ------
                                   2004                $137,000
                                                       ========

         The information regarding the rental expense for all operating leases is included in Note 12.

9.       Pension Plan
--       ------------

         MPAL maintains a defined benefit pension plan and contributes to the plan at rates which (based on actuarial determination) are sufficient to meet the cost of employees' retirement benefits. No employee contributions are required. Plan participants are entitled to defined benefits on normal retirement, death or disability. MPAL is only legally obligated to pay employees their pro rate share of the fair value of plan assets. However, MPAL is committed to making up any shortfall in the plan's assets to meet payments to employees as they become due. MPAL is currently reviewing the effectiveness of the plan and no new employees will be added to the plan until the review has been completed.

         The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan:

                                                                                              June 30,
                                                                                      2003                 2002
                                                                                   ------------         ----------
Change in Benefit Obligation
Benefit obligation at beginning of year                                             $1,507,445           $2,227,884
  Service cost                                                                         144,216              185,256
  Interest cost                                                                         96,803              132,530
  Actuarial gains and losses                                                            11,690               31,815
  Benefits paid                                                                              -           (1,240,563)
  Taxes on contributions                                                               (14,914)             (25,129)
  Expenses                                                                             (59,111)             (36,128)
  Foreign currency effect                                                              294,801              231,780
                                                                                     ---------            ---------
Benefit obligation at end of year                                                   $1,980,930           $1,507,445
                                                                                    ==========           ==========

Change in Plan Assets
Fair value of plan assets at beginning of year                                      $1,606,083           $2,613,307
  Actual return on plan assets                                                         (90,703)            (119,749)
  Contributions by employer                                                            156,247              142,467
  Benefits paid                                                                              -           (1,240,563)
  Foreign currency effect                                                              314,090              271,878
  Other (expenses)                                                                     (74,025)             (61,257)
                                                                                    -----------          ----------
Fair value of plan assets at end of year                                            $1,911,692           $1,606,083
                                                                                    ==========           ==========

Reconciliation of Funded Status
Funded Status                                                                       $  (69,238)            $ 98,638
  Unamortized transition asset                                                         (29,970)             (50,135)
  Unamortized loss                                                                   1,025,376              728,565
                                                                                     ---------             --------
Prepaid benefit costs                                                               $  926,168             $777,068
                                                                                    ==========             ========

--       ---------------------

         The net pension expense for the MPAL pension plan was as follows:


                                                                              Years ended June 30,
                                                                       ------------------------------------
                                                                       2003              2002                2001
                                                                    ------------     ------------        --------
Service cost                                                         $144,216           $185,256           $156,846
Interest cost                                                          96,803            132,530            114,610
Expected return on plan assets                                        (97,205)          (175,691)          (158,893)
Net amortization and deferred items                                    15,299            (17,011)           (22,705)
                                                                     --------          ---------          ---------
Net pension cost                                                     $159,113           $125,084           $ 89,858
                                                                     ========           ========          =========

Plan contributions by MPAL                                           $156,247           $142,467           $163,387
                                                                     ========           ========           ========

         Significant assumptions used in determining pension cost and the related obligations were as follows:

                                                                    2003               2002                2001
                                                                    ----               ----                ----
Assumed discount rate                                                5.5%               5.5%               5.5%
Rate of increase in future compensation levels                       3.5%               4.0%               4.0%
Expected long term rate of return on plan assets                     5.0%               5.0%               6.0%
Australian exchange rate                                             $.67               $.56               $.51

10.       Segment information
---       -------------------

         The Company has two reportable segments, MPC and its majority owned subsidiary, MPAL. Although each company is in the same business, MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC.

         Segment information (in thousands) for the Company's two operating segments is as follows:

                                                                                Years ended June 30,
                                                                                --------------------
                                                                      2003                2002               2001
                                                                   ----------          ----------         -------
Revenues:
  MPC                                                                $ 1,313            $ 1,222             $ 1,185
  MPAL                                                                14,969             13,754              14,336
  Elimination of intersegment dividend                                  (686)              (624)               (621)
                                                                     -------            -------             -------
  Total consolidated revenues                                        $15,596            $14,352             $14,900
                                                                     =======            =======             =======

--------------------------------

                                                                               Years ended June 30,
                                                                               --------------------
                                                                      2003                2002               2001
                                                                   ----------          ----------         ---------

Interest income:
  MPC                                                               $     85          $     115           $     171
  MPAL                                                                   775                537                 720
                                                                    --------          ---------          ----------
  Total consolidated                                                $    860          $     652           $     891
                                                                    ========          =========           =========

Net income before cumulative effect of accounting change:
  MPC                                                               $    229          $     276           $     291
  Equity in earnings of MPAL                                           1,347                440               1,402
  Elimination of intersegment dividend                                  (686)              (624)               (621)
                                                                    --------         ----------           ---------
  Consolidated net income before cumulative                         $    890          $      92           $   1,072
    effect of accounting change                                     ========         ==========           =========

Net income:
  MPC                                                              $     229         $      276           $     291
  Equity in earnings of MPAL                                             609                440               1,402
  Elimination of intersegment dividend                                  (686)              (624)               (621)
                                                                   ---------        -----------           ---------
  Consolidated net income                                          $     152         $       92           $   1,072
                                                                   =========        ===========           =========

Assets:
  MPC                                                               $ 22,268           $ 18,164            $ 17,297
  MPAL                                                                47,038             36,473              33,496
  Equity elimination                                                 (18,565)           (14,471)            (13,295)
                                                                    --------           --------            --------
  Total consolidated assets                                         $ 50,741           $ 40,166            $ 37,498
                                                                    ========           ========            ========

Other significant items:
  Depletion, depreciation and amortization:
    MPC                                                             $      -           $      -            $      -
    MPAL                                                               3,719              3,447               3,474
                                                                    --------          ---------            --------
    Total consolidated                                              $  3,719           $  3,447            $  3,474
                                                                    ========           ========            ========

  Exploratory and dry hole costs:
    MPC                                                             $      -           $      -            $      -
    MPAL                                                               2,920              4,143               1,624
                                                                    --------           --------            --------
    Total consolidated                                              $  2,920           $  4,143            $  1,624
                                                                    ========           ========            ========

  Income tax expense (benefit):
    MPC                                                             $    130           $    112            $    109
    MPAL                                                                (904)               (73)                966
                                                                     --------          --------            --------
    Total consolidated                                              $   (774)          $     39            $  1,075
                                                                    =========          ========            ========

11.       Geographic information
          ----------------------
         As of each of the stated dates, the Company's revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

                                                                              Years ended June 30,
                                                                              --------------------
                                                                       2003                2002                 2001
                                                                       ----                ----                 ----

Revenue:
  Australia                                                          $14,968            $13,757             $14,336
  United States                                                           92                113                 172
  Canada                                                                 535                482                 392
                                                                     -------            -------             -------
                                                                     $15,595            $14,352             $14,900
                                                                     =======            =======             =======
Operating income (loss):
  Australia                                                         $  1,732            $   396            $  3,350
  New Zealand                                                           (628)               (64)               (321)
  United States-Canada                                                   569                407                 358
                                                                    --------             ------             -------
                                                                       1,673                739               3,387
  Corporate overhead and interest,
    net of other income (expense)`                                      (324)              (202)                 89
                                                                    ---------           -------             -------
Consolidated operating income before income
taxes, minority interests and cumulative effect
of accounting change                                                $  1,349            $   537            $  3,476
                                                                    ========            =======            ========

Net income (loss):
  Australia                                                          $   835           $    504            $  1,535
  New Zealand                                                           (246)               (23)               (116)
  United States                                                         (437)              (389)               (347)
                                                                     --------          --------            --------
                                                                     $   152           $     92            $  1,072
                                                                     =======           ========            ========
Identifiable assets:
  Australia                                                          $47,495            $36,475             $33,498
  Corporate assets                                                     3,246              3,691               4,000
                                                                     -------            -------             -------
                                                                     $50,741            $40,166             $37,498
                                                                     =======            =======             =======

          Substantially all (99% in 2003, 92% in 2002 and 91% in 2001) of MPAL's gas sales were to the Power and Water Authority (PAWA) of the Northern Territory of Australia (NTA). All of MPAL's crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide during 2003-2001.

12.       Other financial information
---       ---------------------------

                                                                                Years ended June 30,
                                                                                --------------------
                                                                      2003                2002               2001
                                                                  ----------           ---------           --------
Other administrative expenses:
  Consultants                                                  $    107,147        $     55,681        $     84,569
  Directors' fees and expense                                       230,536             178,906             166,862
  Insurance                                                         223,981             182,592             163,666
  Interest expense                                                        -               9,808              16,531
  Rent                                                              239,026             188,494             183,780
  Taxes                                                             207,325             210,050             174,333
  Travel                                                            106,003             129,808             129,118
  Other (net of overhead reimbursements)                           (744,076)           (179,262)           (202,082)
                                                                 -----------        -----------         -----------
                                                                $   369,942         $   776,077         $   716,777
                                                                 ==========         ===========         ===========

Royalty payments                                                 $1,306,869          $1,170,088          $1,326,455
                                                                 ==========          ==========          ==========

Interest payments                                               $         -          $    9,808          $   16,531
                                                                 ==========          ==========           =========

Income tax payments                                             $   173,000          $1,360,776          $1,752,371
                                                                ===========          ==========          ==========

13        Selected quarterly financial data (unaudited)
--        ---------------------------------------------

          The following is a summary (in thousands) except for per share amounts of the quarterly results of operations for the years ended June 30, 2003 and 2002: See Management's Discussion and Analysis of Financial Condition and Results of Operations.

2003                                                   QTR 1           QTR 2            QTR 3           QTR 4
----                                                ----------     --------------   ---------------  ---------
                                                      ($)              ($)              ($)             ($)
Total revenues                                         3,188            3,884            4,071            4,452
Costs and expenses                                    (3,373)          (3,200)          (3,377)          (4,297)
Income tax (provision) benefit                            (1)            (212)            (190)           1,177
Minority interests                                        14             (317)            (274)            (655)
Net income (loss) before  cumulative effect of
accounting change                                       (172)             155              230              677
                                                        -----             ---              ---              ---
Cumulative effect of accounting change                  (738)               -                -                -
                                                        -----           -----           ------           ------
Net income (loss)                                       (910)             155              230              677
                                                       ======            ====            =====           ======
Per share (basic & diluted)
   Before cumulative effect of accounting
      change                                            (.01)              .01             .01              .03
   Cumulative effect of accounting change               (.03)                -              -                 -
                                                        -----           ------          ------            ------
    Net Income                                          (.04)              .01             .01               .03
                                                        =====            =====           =====             =====
Average number of shares outstanding                   24,607           24,607          24,571            24,560
                                                       ======           ======          ======            ======

2002                                                  QTR 1            QTR 2            QTR 3           QTR 4
----                                                  -------         --------          -----           -----
                                                      ($)              ($)              ($)             ($)
Total revenues                                         3,924            3,138            3,369            3,921
Costs and expenses                                    (2,680)          (4,953)          (3,262)          (2,920)
Income tax (provision) benefit                          (309)             506              (26)            (210)
Minority interests                                      (513)             577              (78)            (392)
                                                     --------          ------          -------          -------
Net income (loss)                                        422             (732)               3              399
                                                     =======          ========          ======          =======
Per share (basic & diluted)                             .01              (.03)             -                .02
                                                        ===              =====           =====              ===
Average number of shares outstanding                  24,658            24,607          24,607           24,607
                                                      ======            ======          ======           ======

                         MAGELLAN PETROLEUM CORPORATION
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                  June 30, 2003
                                   (unaudited)

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

Estimated net quantities of proved developed and proved oil and gas reserves:
-----------------------------------------------------------------------------

                                                          Natural Gas              Oil
                                                            (Bcf)              (1,000 Bbls)
                                                      ----------------          ------------
Proved Reserves:                                  Australia        Canada        Australia
----------------                                  ---------        ------        ---------
                                                       (*)          (**)

June 30, 2000                                       70.589             -               496
Revision of previous estimates                     (16.788)         .724               175
Extensions and discoveries                           3.963             -                 -
Production                                          (5.595)        (.137)             (148)
                                                    -------        ------             -----
June 30, 2001                                       52.169          .587               523
Revision of previous estimates                      (5.828)            -               138
Extensions and discoveries                               -             -                 -
Purchase of reserves                                  .353             -                 -
Production                                          (5.914)        (.053)             (141)
                                                    -------        ------             -----
June 30, 2002                                       40.780          .534               520
Extensions and discoveries                               -             -                35
Revision of previous estimates                       2.497             -               125
Production                                          (5.893)        (.107)             (126)
                                                    ------         ------             -----
June 30, 2003                                       37.384          .427               554
                                                    ======         =====               ===

Proved Developed Reserves:

June 30, 2000                                       70.589             -               496
                                                    ======          ====               ===

June 30, 2001                                       52.169          .587               496
                                                    ======          ====               ===

June 30, 2002                                       29.102          .534               520
                                                    ======          ====               ===

June 30, 2003                                       28.855          .427               554
                                                    ======          ====               ===


(*) The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts. Approximately 47.6% of reserves are attributable to minority interests at June 30, 2003 (48% for 2002 and 48.7% for 2001).
(**) On January 19, 2001, MPC's carried interest account in the Kotaneelee reached undisputed payout status.

Costs of oil and gas activities (in thousands):
----------------------------------------------
                                        Australia/New Zealand
                                        ---------------------
                             Exploration         Development      Acquisition
   Fiscal Year                Costs                Costs              Costs
   -----------                -----                -----              -----
      2003                 $  4,484              $  2,753          $    3
      2002                    4,082                 1,288             270
      2001                    1,622                 2,266               -

Capitalized costs subject to depletion, depreciation and amortization (DD&A) (in thousands):
--------------------------------------------------------------------------------
                                                     June 30, 2003
                                                     --------------
Australia/New Zealand                      2003                       2002
---------------------                   ---------                  --------
Costs subject to DD&A                     $61,791                   $47,014
Costs not subject to DD&A                       -                         -
Less accumulated DD&A                     (40,199)                  (29,968)
                                         --------                  --------
Net capitalized costs                     $21,592                   $17,046
                                          =======                   =======

Discounted future net cash flows:
--------------------------------

         The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2003. At June 30, 2003, approximately 47.6% (48% for 2002 and 48.7% for 2001) of the reserves and the respective discounted future net cash flows are attributable to minority interests.

                                                                                        Australia
                                                                            -----------------------------------
                                                                         2003              2002             2001
                                                                         ----              ----             ----
Future cash inflows                                                     $78,192           $74,503           $90,984
Future production costs                                                 (20,844)          (13,481)          (15,339)
Future development costs                                                (15,681)          (11,735)           (9,421)
Future income tax expense                                                (5,292)          (12,421)          (17,740)
                                                                         -------          --------          --------
Future net cash flows                                                    36,375            36,866            48,484
10% annual discount for estimating timing of cash flows                 (10,675)          (11,079)          (16,837)
                                                                        --------          --------          --------
Standardized measures of discounted future net cash flows               $25,700           $25,787           $31,647
                                                                        =======           =======           =======

                                                                                           Canada
                                                                          -----------------------------------------
                                                                          2003              2002             2001
                                                                          ----              ----             ----
Future cash inflows                                                      $1,460            $1,029            $1,831
Future production costs                                                    (213)             (229)             (444)
Future development costs                                                      -                 -               (40)
Future income tax expense                                                  (312)             (200)             (337)
                                                                          ------            ------             -----
Future net cash flows                                                       935               600             1,010
10% annual discount for estimating timing of cash flows                    (149)              (76)             (134)
                                                                           -----             ----              -----
Standardized measures of discounted future net cash flows                 $ 786             $ 524             $ 876
                                                                          =====             =====             =====


                                                                                          Total
                                                                         ---------------------------------------
                                                                         2003               2002              2001
                                                                         ----               ----              ----
Future cash inflows                                                     $79,652           $75,532           $92,815
Future production costs                                                 (21,057)          (13,710)          (15,783)
Future development costs                                                (15,681)          (11,735)           (9,461)
Future income tax expense                                                (5,604)          (12,621)          (18,077)
                                                                         ------           --------          --------
Future net cash flows                                                    37,310            37,466            49,494
10% annual discount for estimating timing of cash flows                 (10,824)          (11,155)          (16,971)
                                                                        -------           -------           --------
Standardized measures of discounted future net cash flows               $26,486           $26,311           $32,523
                                                                        =======           =======           =======

         The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

                                                                          2003               2002             2001
                                                                          ----               ----             ----
Net change in prices and production costs                              $ (5,020)            $   581        $      725
Extensions and discoveries                                                  360                   -             4,895
Revision of previous quantity estimates                                   1,059              (6,850)           (9,997)
Changes in estimated future development costs                            (4,587)             (2,868)           (3,968)
Sales and transfers of oil and gas produced                              (8,070)             (7,763)           (7,254)
Previously estimated development cost incurred during the period
                                                                          3,110               1,327             2,266
Accretion of discount                                                     2,992               2,975             4,134
Net change in income taxes                                                6,100               3,958             3,028
Net change in exchange rate                                               4,231               2,428            (5,356)
                                                                         ------            --------            -------
                                                                         $  175             $(6,212)         $(11,527)
                                                                         ======             ========         =========

Additional information regarding discounted future net cash flows:
------------------------------------------------------------------

Australia
---------

Reserves - Natural Gas
----------------------

         Future net cash flows from net proved gas reserves in Australia were based on MPAL's share of reserves in the Palm Valley and Mereenie fields which has been limited to the quantities of gas committed to specific contracts and the ability of the fields to deliver the gas in the contract years. Gas prices are computed on the prices set forth in the respective gas sales contracts at June 30, 2003.

Reserves and Costs - Oil
------------------------

         At June 30, 2003, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2003. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income taxes
------------

         Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$25,658,000, A.$13,982,000 and A.$13,892,000 in unrecouped capital expenditures at June 30, 2003, 2002 and 2001, respectively. The tax rate in computing Australian future income tax expense was 30%.

Canada
------

Reserves and Costs
------------------

         On January 19, 2001, MPC's carried interest account in the Kotaneelee gas field reached undisputed payout status. During the 4th quarter of the fiscal year 2001, MPC began accruing its share of Kotaneelee net proceeds as income. Future net cash flows from net proved gas reserves in Canada were based on MPC's share of reserves in the Kotaneelee gas field which was prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., Calgary, Canada. The estimates were based on the selling price of gas Can. $4.61 at June 30, 2003 (Can. $2.92 - 2002) and estimated future production and development costs at June 30, 2003.

Results of Operations
---------------------

          The following are the Company's results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2003:

                                                         Americas                  Australia/New Zealand
                                            ------------------------------------------------------------
                                               2003       2002       2001       2003        2002        2001
                                               ----       ----       ----       ----        ----        ----
Revenues:
  Oil sales                                    $ -         $ -       $ -       $3,329      $3,259      $4,639
  Gas sales                                    535         482       392        9,647       8,185       8,144
  Other production income                        -           -         -        1,214       1,781         835
                                               ----        ---       ----      ------      ------      -------
  Total revenues                               535         482       392       14,190      13,225      13,618
                                               ---         ---       ---       ------      ------      ------
Costs:
  Production costs                                -         -          2        4,424       3,770       3,490
  Depletion, exploratory and dry
    hole costs                                 (38)         62         2        6,620       7,419       4,973
                                               ----         --         -        -----       -----       -----
  Total costs                                  (38)         62         4       11,044      11,189       8,463
                                               ----         --         -       ------      ------       -----
Income  before taxes and
  minority interest                            573         420       388        3,146       2,036       5,155
  Income tax provision*                       (134)       (121)      (98)        (944)       (611)     (1,753)
                                              -----       -----      ----        -----       -----    -------
Income before minority interests               439         299       290        2,202       1,425       3,402
  Minority interests**                         (18)         30         1       (1,047)       (684)     (1,657)
                                               ----        --      -----       -------       -----     -------
Net income from operations                    $421        $329      $291       $1,155       $ 741     $ 1,745
                                              =====       =====     =====       ======       =====     =======

Depletion per unit of production                  -          -          -      A.$5.27     A.$5.35     A.$5.33
                                                                               =======     =======     =======


         * Income tax provision Australia 30% in 2003-2002 and 34% in 2001.
           Americas 25% due to a 25% Canadian withholding tax on Kotaneelee gas sales.
         **Minority interests 47.6% in 2003, 48.0% in 2002 and 48.7 % in 2001.

Item 9.  Changes in and Disagreements with Accountants on  Accounting and
-------  ------------------------------------------------  --------------
         Financial Disclosure.
         ---------------------

 Current Independent Accountants
-------------------------------

         On August 15, 2003, the Audit Committee of the Board of Directors of the Company determined to dismiss Ernst & Young LLP as the Company's independent auditors, effective upon completion of the annual audit for the fiscal year ended June 30, 2003. This decision was subject to the condition that Magellan Petroleum Australia Limited (MPAL), the Company's majority owned subsidiary, makes a similar determination to dismiss Ernst & Young as its independent auditors. Ernst & Young has served as the Company's independent auditors for many years.

          On September 4, 2003, the audit committee of the Board of Directors of MPAL made a similar determination to dismiss Ernst & Young as its independent accountants, effective upon the completion of the annual audit for the fiscal year ended June 30, 2003.

         The reports of Ernst & Young on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended June 30, 2003 and in the subsequent interim period, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to Ernst & Young's satisfaction, would have caused Ernst & Young to make reference to the matter in their report. In addition, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.


Item 9A  Controls and Procedures
-------  -----------------------

Disclosure Controls and Procedures
----------------------------------

          An evaluation was performed under the supervision and with the participation of the Company's management, including James R. Joyce, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

          Internal Control Over Financial Reporting.
          ------------------------------------------

          There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fourth fiscal quarter of the Company's fiscal year ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III
                                    --------

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accounting Fees and Services, see the Proxy Statement of Magellan Petroleum Corporation relative to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2003, to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning the Executive Officers of the Company, see Part I.

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

         The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of June 30, 2003, including the 1989 and 1998 Stock Option Plans.

                                       Number of Securities to      Weighted average
                                       be issued upon exercise     exercise price of     Number of securities remaining
                                       of outstanding options,        outstanding         available for issuance under
                                         warrants and rights       options, warrants        equity compensation plans
                                               (a) (#)                 and rights             (excluding securities
                                                                       (b) ($)             reflected in column (a))
                                                                                                     (c)(#)
Plan Category
------------------------------------  --------------------------  ---------------------  --------------------------------
Equity compensation plans approved
by security holders (1)
                                               795,000                   $1.25                       205,000
------------------------------------  --------------------------  ---------------------  --------------------------------
Equity compensation plans not
approved by security holders (2)
                                               126,000                   $1.57                          -
------------------------------------  --------------------------  ---------------------  --------------------------------
                             Total:            921,000                   $1.30                       205,000
------------------------------------  --------------------------  ---------------------  --------------------------------

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

         (a) (1) Financial Statements.
                 ---------------------

                 The financial statements listed below and included
under Item 8 are filed as part of this report.
                                                                         Page
                                                                       reference
                                                                        -------
Report of Independent Auditors                                            42

Consolidated balance sheets as of June 30, 2003 and 2002                  43

Consolidated statements of income for each of the three years
  in the period ended June 30, 2003                                       44

Consolidated statements of changes in stockholders' equity for each
  of the three years in the period ended June 30, 2003                    45

Consolidated statements of cash flows for each of the three years
  in the period ended June 30, 2003                                       46

Notes to consolidated financial statements                               47-73

Supplementary oil and gas information (unaudited)                        74-77

            (2) Financial Statement Schedules.
                ------------------------------

               All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

         (b) Reports on Form 8-K.
             -------------------
                  None.

         (c) Exhibits.
             ---------
                  The following exhibits are filed as part of this report:

         Item Number
         -----------
                  2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                           None.

                  3.       Articles of Incorporation and By-Laws.

                           (a) Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth as filed on February 12, 1988 with the State of Delaware filed as exhibit 4(b) to Form S-8 Registration Statement, filed on January 14, 1999, are incorporated herein by reference. Certificate of Amendment to Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware, filed as Exhibit 3(a) to the Company's quarterly report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference.

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

                           (n) Employment Agreement between James R. Joyce and Magellan Petroleum Corporation effective January 1, 2003 filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 001-5507) is incorporated herein by reference.

                           (o) 1989 Stock Option Plan is filed as Exhibit O to Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 001-5507) is incorporated herein by reference.

                           (p) Palm Valley Gas Purchase Agreement Deed of Amendment dated January 17, 2003 is filed herein.

                           (q) Share sale agreement dated July 10, 2003 between Sagasco Amadeus Pty. Limited and Magellan Petroleum Corporation is filed herein.

                           (r) Registration Rights Agreement date September 2, 2003 between 2003 between Sagasco Amadeus Pty. Limited and Magellan Petroleum Corporation is filed herein.

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

                           Letter of Ernst & Young LLP dated August 27, 2003 filed as exhibit 16 to Current Report on Form 8-K filed on August 27, 2003 (File No. 001-5507) is incorporated herein by reference.

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

                           1. Consent of Ernst & Young LLP filed herein
                           2. Consent of Paddock Lindstrom & Associates, Ltd.
                              filed herein.

                    24.    Power of attorney.

                           None.

                    31.    Rule 13a-14(a) Certifications.

                           Certification of James R. Joyce, President, Chief Executive Officer and Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is filed herein.

                    32.    Section 1350 Certifications.

                           Certification of James R. Joyce, President, Chief Executive Officer and Chief Financial and Accounting Officer, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herein.

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

Dated:  September 23, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Donald V. Basso                      /s/ James R. Joyce
---------------------------------        ----------------------------------
Donald V. Basso                              James R. Joyce
Director                                     President and Chief Executive
                                             Officer, Chief Financial and
                                             Accounting Officer



Dated:  September 23, 2003              Dated: September 23, 2003
        ------------------------               ------------------

/s/ Timothy L. Largay                   /s/ Ronald P. Pettirossi
--------------------------------        ------------------------------------
Timothy L. Largay                       Ronald P. Pettirossi
Director                                Director


Dated:  September 23, 2003              Dated: September 23, 2003
        ---------------------                  ------------------


/s/ Walter McCann
------------------------------
Walter McCann
Director


Dated:  September 23, 2003
        -----------------------

                                INDEX TO EXHIBITS
                                -----------------



     10       (p)   Palm Valley Gas Purchase Agreement Deed of Amendment dated
                    January 17, 2003.

     10       (q)   Share sale agreement dated July 10, 2003 between Sagasco
                    Amadeus Pty. Limited and Magellan Petroleum Corporation is filed herein.

     10       (r)   Registration Rights Agreement date September 2, 2003 between
                    2003 between Sagasco Amadeus Pty. Limited and Magellan
                    Petroleum Corporation is filed herein.

     21.      Subsidiaries of the Registrant.

     23.      1. Consent of Ernst & Young LLP 2. Paddock Lindstrom & Associates,
              Ltd.

     31.      Rule 13a-14(a) Certifications.

     32.      Section 1350 Certifications.