Form 10-Q
period 2003-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2003-11-13
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2003
                               ----------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of November 11, 2003 was 25,727,376.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                               September 30, 2003

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1      Financial Statements (unaudited)

            Consolidated balance sheets at September 30, 2003
            and June 30, 2003                                                3

            Consolidated statements of income (loss) for the three
            months ended September 30, 2003 and 2002                         4

            Consolidated statements of cash flows for the three months
            ended September 30, 2003 and 2002                                5

            Notes to consolidated financial statements                       6

ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              12

ITEM 3      Quantitative and Qualitative Disclosure About Market Risk        21

ITEM 4      Disclosure Controls and Procedures                               21

                           PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings                                                22

ITEM 5      Other Information                                                22

ITEM 6      Exhibits and Reports on Form 8-K                                 23

            Signatures                                                       24

            Certifications                                                 25-26

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                                      September 30,             June 30,
                           CONSOLIDATED BALANCE SHEETS                               -------------             --------
ASSETS                                                                                    2003                     2003
------                                                                             -------------------     --------------------
Current assets:                                                                          (unaudited)               (Note)
  Cash and cash equivalents                                                              $18,568,581             $20,041,464
  Accounts receivable                                                                      6,592,801               5,273,999
  Marketable securities                                                                    2,020,315               1,796,503
  Inventories                                                                                520,226                 423,931
  Other assets                                                                               258,681                 297,118
                                                                                         -----------             -----------
          Total current assets                                                            27,960,604              27,833,015
                                                                                         -----------             -----------

Marketable securities                                                                        390,000                 390,000

Property and equipment:
  Oil and gas properties (successful efforts method)                                      62,452,326              58,275,887
  Land, buildings and equipment                                                            2,183,683               2,093,555
  Field equipment                                                                          1,444,470               1,421,636
                                                                                         -----------             -----------
                                                                                          66,080,479              61,791,078
  Less accumulated depletion, depreciation and amortization                              (41,871,267)            (40,198,904)
                                                                                         ------------            ------------
           Net property and equipment                                                     24,209,212              21,592,174
                                                                                         -----------             -----------

  Other assets                                                                               936,616                 926,168
                                                                                         -----------             -----------
  Total assets                                                                           $53,496,432             $50,741,357
                                                                                         ===========             ===========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
Current liabilities:
  Accounts payable                                                                      $  3,934,010            $  4,709,281
  Accrued liabilities                                                                      1,533,265               1,218,997
  Income taxes payable                                                                        89,929                 106,246
                                                                                          ----------             -----------
          Total current liabilities                                                        5,557,204               6,034,524
                                                                                          ----------              ----------

Long term liabilities:
  Deferred income taxes                                                                    1,795,298               1,770,727
  Asset retirement obligations                                                             4,604,127               3,858,263
                                                                                          ----------              ----------
          Total long term liabilities                                                      6,399,425               5,628,990
                                                                                          ----------              ----------

Minority interests                                                                        16,575,675              16,930,838

Commitments (Note 12)                                                                              -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 25,727,376 and 24,427,376 shares                                             257,274                 244,274
  Capital in excess of par value                                                          44,402,741              42,907,741
                                                                                         -----------             -----------
  Total capital                                                                           44,660,015              43,152,015
  Accumulated deficit                                                                    (14,531,197)            (15,598,483)
  Accumulated other comprehensive loss                                                    (5,164,690)             (5,406,527)
                                                                                         ------------            ------------
Total stockholders' equity                                                                24,964,128              22,147,005
                                                                                         -----------             -----------
Total liabilities, minority interests and stockholders' equity                           $53,496,432             $50,741,357
                                                                                         ===========             ===========

 Note: The balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date.
                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


   Item 1.        Financial Statements


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                               Three months ended September 30,
                                                                               --------------------------------
                                                                                   2003                      2002
                                                                             ---------------            --------------

          Revenues:
            Oil sales                                                        $   1,093,102               $   800,988
            Gas sales                                                            3,830,499                 2,028,939
            Other production related revenues                                      472,906                   150,805
            Interest income                                                        335,412                   206,576
                                                                                ----------                ----------
            Total Revenues                                                       5,731,919                 3,187,308
                                                                                ----------                ----------

          Costs and expenses:
            Production costs                                                     1,299,055                   983,935
            Exploration and dry hole costs                                         566,199                   806,645
            Salaries and employee benefits                                         562,955                   410,514
            Depletion, depreciation and amortization                             1,077,959                   873,926
            Auditing, accounting and legal services                                141,409                   141,407
            Accretion expense                                                       81,873                    73,685
            Shareholder communications                                              32,765                    30,579
            Other administrative expenses                                          137,774                    51,026
                                                                               -----------               -----------
             Total costs and expenses                                            3,899,989                 3,371,717
                                                                                ----------                ----------

          Income (loss) before income taxes, minority interests and
            cumulative effect of accounting change                               1,831,930                  (184,409)
          Income tax provision                                                    (410,742)                     (852)
                                                                                -----------               -----------
          Income (loss) before minority interests and cumulative
            effect of accounting change                                          1,421,188                  (185,261)
          Minority interests                                                      (353,902)                   13,872
                                                                                 ----------                ---------
          Income (loss) before cumulative effect of accounting change            1,067,286                  (171,389)
            Cumulative effect of accounting change - net                                 -                  (737,941)
                                                                               -----------                  ---------
          Net income (loss)                                                   $  1,067,286               $  (909,330)
                                                                               ===========                 ==========

          Average number of shares:
              Basic                                                             25,077,376                24,607,376
                                                                                ==========                ==========
              Diluted                                                           25,091,900                24,607,376
                                                                                ==========                ==========

          Income (loss) per share (basic and diluted)
             Before cumulative effect of accounting change                         $.04                     $(.01)
             Cumulative effect of accounting change                                   -                      (.03)
                                                                                  -----                     -----
          Net income (loss)                                                        $.04                     $(.04)
                                                                                   ====                     ======



                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Three months ended September 30,
                                                                           ----------------------------------------
                                                                               2003                     2002
                                                                         -----------------        -----------------

Operating Activities:
  Net income (loss)                                                      $    1,067,286            $    (909,330)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Cumulative effect of accounting change                                           -                2,025,690
     Depletion, depreciation and amortization                                 1,077,959                  873,926
     Accretion expense                                                           81,873                   73,685
     Deferred income taxes                                                            -                 (601,635)
     Minority interests                                                         353,902                 (693,914)
  Increase (decrease) in cash from operating assets and liabilities:
    Accounts receivable                                                      (1,401,333)                 817,698
    Other assets                                                                 12,662                  (36,326)
    Inventories                                                                (104,064)                 (39,153)
    Accounts payable and accrued liabilities                                   (416,988)                 402,002
    Income taxes payable                                                        (16,317)                 (15,152)
                                                                               ---------              -----------
Net cash provided by operating activities                                       654,980                1,897,491
                                                                                -------                ---------

Investing Activities:
  Marketable securities matured                                                 997,528                        -
  Marketable securities purchased                                            (1,221,340)                       -
  Net additions to property and equipment                                    (2,123,928)                (646,764)
                                                                            ------------               ----------
Net cash used in investing activities                                        (2,347,740)                (646,764)
                                                                            ------------               ----------

Effect of exchange rate changes on cash
  and cash equivalents                                                          219,877                 (580,225)
                                                                             ----------               -----------
Net increase (decrease) in cash and cash equivalents                         (1,472,883)                 670,502
Cash and cash equivalents at beginning of year                               20,041,464               15,784,851
                                                                            -----------               -----------
Cash and cash equivalents at end of period                                  $18,568,581              $16,455,353
                                                                            ===========               ===========


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               September 30, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 1.       Basis of Presentation
              ---------------------

         Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At September 30, 2003, MPC's principal asset was a 55% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia. MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

         The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. All amounts presented are in United States dollars, unless otherwise noted.


Note 2.       Kotaneelee Litigation
              ---------------------

         During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. During October 2003, the Company received approximately $851,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs agreed to terminate all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party agreed to bear its own legal costs, there were no taxable costs assessed against any of the parties. The components of the settlement payment which was recorded in September 2003 were as follows:

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               September 30, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------


                  Gas sales                                          $1,135,000
                  Interest income                                       102,000
                  Canadian withholding taxes                           (386,000)
                                                                       ---------
                  Total                                               $ 851,000
                                                                      =========

Note 3.           Capital and stock options
                  -------------------------

          During December 2000, the Company announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through September 30, 2003, the Company had purchased 680,850 of its shares at a cost of approximately $686,000, all of which have been or will be cancelled.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock options because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock Based Compensation," as amended by SFAS 148 "Accounting for Stock-based Compensation - Transition and Disclosure" requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                              Expiration            Number of
Options outstanding                              Dates                shares                Exercise Prices ($)
-------------------                          -----------          --------------            -------------------
June 30, 1999                                                         196,000                       1.57
  Granted                                     Feb. 2005               745,000                       1.28
                                                                      -------
June 30, 2000                                                         941,000                    1.28-1.57
  Expired                                                             (20,000)                      1.57
                                                                      --------
June 30, 2001                                                         921,000                    1.28-1.57
  Expired                                                             (50,000)                      1.57
                                                                       --------
June 30, 2002                                                          871,000
  Granted                                     Jan. 2008                 50,000                      .85
                                                                       -------
June 30, 2003 and
September 30, 2003                                                     921,000            ($1.30 weighted average)
                                                                       =======

Summary of Options Outstanding at September 30, 2003

                                              Expiration                                                   Exercise
                                                Dates                  Total              Vested          Prices ($)
                                            -------------              -----              ------          ----------
  Granted 1999                                Oct. 2003               126,000             126,000            1.57
  Granted 2000                                Feb. 2005               745,000             745,000            1.28
  Granted 2003                                Feb. 2005                50,000              25,000             .85
                                                                     --------              ------
  Total                                                               921,000             896,000
                                                                      =======             =======

Options reserved for future grants                                    205,000
----------------------------------                                    =======

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

         On October 20, 2003, options to purchase 126,000 shares of the Company's common stock expired without being exercised.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 2000 valuation model were: risk free interest rate - 6.65%, expected life
- 5 years, expected volatility - .419, expected dividend - 0. The assumptions used in the 2003 valuation model were: risk free interest rate - 3.16%, expected life - 5 years, expected volatility - .439, expected dividend - 0. The stock option expense of the unvested options are being amortized over their 18 month vesting period. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         Pro forma information regarding net income and earnings per share is required by Statement 148, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For the purpose of pro forma disclosures, the estimated fair value of the stock options is generally expensed in the year of grant since most of the options are vested and immediately exercisable. The Company's pro forma information follows:


                                                Three months ended             Three months ended
                                                September 30, 2003             September 30, 2002
                                               ------------------------          -------------------
Net income (loss) as reported                   $1,067,286          $.04       $(909,330)       $ (.04)
Stock option expense                                (1,500)            -          (3,900)            -
                                               -----------           ----      -----------       ------
Pro forma net income (loss)                    $ 1,065,786          $.04       $(913,230)       $ (.04)
                                               ===========          ====       ==========       =======

         On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange, MPC's interest in MPAL increased to 55% from 52.44%. The value on July 10, 2003 of the Company's common stock issued to Origin Energy increased the amount of common stock by $13,000 and increased capital in excess of par value by $1,495,000 for a total of $1,508,000.

Note 4.       Depletion, depreciation and amortization (DD&A)
              -----------------------------------------------

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. The Mereenie Producers have agreed to install additional compression equipment in the field at a cost of $13.1 million (MPAL share $4.6 million) that will increase field deliverability and partially meet certain gas contract requirements. In addition, two gas wells will be drilled to meet the gas contractual requirements until June 2007.

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 5.       Comprehensive income (loss)
              ---------------------------

         Total comprehensive income (loss) during the three month period ended September 30, 2003 and 2002 were as follows:

                                               Three months ended             Accumulated other
                                                  September 30,               comprehensive loss
                                       ----------------------------------     -----------------
                                              2003               2002              2003
                                           ----------        -----------         --------

    Balance at June 30, 2003                                                    $(5,406,527)
    Net income (loss)                     $ 1,067,286         $ (909,330)
    Foreign currency translation
       adjustments                            241,837           (647,712)           241,837
    Reclassification adjustment
       unrealized gain on available
       -for-sale securities                         -              6,160                  -
                                            ----------        -----------       ------------
    Total comprehensive
    income (loss)                           $1,309,123       $(1,550,882)
                                            ==========       ============
    Balance at September 30, 2003                                              $ (5,164,690)
                                                                                =============

Note 6.       Investment in MPAL
              ------------------

         On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange, MPC's interest in MPAL increased to 55% from 52.44%. The value on July 10, 2003 of the Company's common stock issued to Origin Energy increased the amount of common stock by $13,000 and increased capital in excess of par value by $1,495,000 for a total of $1,508,000. The difference of approximately $661,000 between the acquisition cost of the MPAL shares and the book value of the additional MPAL interest acquired was allocated to oil and gas properties.

Note 7.       Earnings per share
              ------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three month period ended September 30, 2002 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The exercise price of outstanding stock options exceeded the average market price of the common stock during the 2002 period.

Note 8.       Segment Information
              --------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------




                                                     Three months ended
                                                     ------------------
                                                        September 30,
                                                        -------------
                                                      2003            2002
                                                      ----            ----
Revenues:
  MPC                                               $ 1,352          $    110
  MPAL                                                4,380             3,077
                                                     ------           -------
                                                    $ 5,732           $ 3,187
                                                    =======           =======

Income (loss) before cumulative
   effect of accounting change:
  MPC                                                $  635           $  (151)
  Equity in earnings of MPAL                            432                20
                                                     ------           -------
                                                     $1,067           $  (171)
                                                     ======           ========


Net income (loss):
  MPC                                                $  635           $  (151)
  MPAL                                                  432              (758)
                                                     ------            -------
                                                     $1,067           $  (909)
                                                     ======           ========


Note 9.       Unrealized Gain on Securities Held for Investment
              -------------------------------------------------

         During 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late 2000, the purchaser became a public company, Sefton Resources, Inc. Effective November 30, 2002, MPC sold all of its interest in Sefton Resources for $100,000 and recognized a gain of $6,666. Payment was in the form of a 10% promissory note (secured by the Sefton Resources shares) which is payable in installments as follows: $25,000 on March 31, 2003, $25,000 on June 30, 2003 and $50,000 on September 30, 2003. As of June 30, 2003, only the interest due on the March 31, 2003 installment had been paid. During September 2003, a payment of accumulated interest and a $5,000 principal payment were received. The Company is currently negotiating a new monthly payment schedule with the purchaser.

Note 10.      Exploration and Dry Hole Costs
              ------------------------------

         The 2003 and 2002 costs related primarily to the exploration work being performed on MPAL's properties. During September 2003, the Wawiri 1 well in the Taranaki Basin in the North Island, New Zealand was drilled and plugged and abandoned as a dry hole at a cost to MPAL of approximately $223,000.

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------



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

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (Asset retirement obligation) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which was included in net loss for the three month period ended September 30, 2002.

         A reconciliation of the Company's asset retirement obligation for the three months ended September 30, 2003, is as follows:

                Balance July 1, 2003                              $3,858,000
                Liabilities incurred                                 618,000
                Liabilities settled                                        -
                Accretion expense                                     82,000
                Revisions to estimate                                      -
                Exchange effect                                       46,000
                                                                  ----------
                Balance at September 30, 2003                     $4,604,000
                                                                  ==========

          During the quarter ended September 30, 2003, the Company recorded a liability in the amount of $511,000 for the Nockatunga project in the Eromanga Basin in Queensland and $107,000 for the Kotaneelee gas field in Canada. The Kotaneelee settlement agreement provides that the carried interest partners will share in the abandonment of the Kotaneelee field wells and facilities.

Note 12.      Commitments
              -----------

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2008 and its capital expenditure commitments for the year 2004. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

                                                Exploration      Exploration
                               Capital            Required        Contingent
            Fiscal Year      Expenditures       Expenditures    Expenditures         Total
            -----------      ------------       -------------   ------------       ----------
               2004             $2,652,000       $2,693,000       $ 4,713,000     $ 10,058,000
               2005                      -          859,000        18,431,000       19,290,000
               2006                      -          253,000         5,327,000        5,580,000
               2007                      -                -           855,000          855,000
               2008                                       -         1,081,000        1,081,000
                                ----------       ----------       -----------      -----------
               Total            $2,652,000       $3,805,000       $30,407,000      $36,864,000
                                ==========       ==========       ===========      ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's effort to find partners is unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

Note 13.      Accounts and Notes Receivable
              -----------------------------

         Accounts and notes receivable consist primarily of the amounts due from the sale of oil and gas ($3,758,000) and the amounts due from working interest partners ($1,579,000). In addition, the amount of $851,000 from the Kotaneelee settlement is also included in accounts receivable.

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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               September 30, 2003

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

         The estimated liability was based on the future estimated cost of plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley and Mereenie fields in the Northern Territory of Australia. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in the estimates of these costs. During the quarter ended September 30, 2003, the Company recorded a liability for the Nockatunga project using a credit-adjusted risk-free rate of 6.25% and for the Kotaneelee gas field using a credit-adjusted risk-free rate of 4.5%.

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

Use of Estimates
----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are particularly sensitive in the calculation of proven reserves, depletion, depreciation and amortization and the amount of the Company's asset retirement obligations. Actual results could differ from those estimates.


Liquidity and Capital Resources
-------------------------------

Consolidated
------------

         At September 30, 2003, the Company on a consolidated basis had approximately $21 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the three month period ended September 30, 2003 is as follows:

          Cash and cash equivalents at beginning of period    $20,041,000
          Net cash provided by operations                         655,000
          Marketable securities purchased (matured) net          (224,000)
          Net additions to property and equipment              (2,123,000)
          Effect of exchange rate changes                         220,000
                                                              -----------
          Cash and cash equivalents at end of period          $18,569,000
                                                              ===========

Net cash provided by operations
-------------------------------

         Net cash provided by operations decreased $1,242,000 from $1,897,000 during the 2002 period compared to $655,000 in the 2003 period. While cash funds derived from operations increased $1,817,000 during the 2003 period, the changes in operating assets and liabilities decreased $3,059,000 during the 2003 period.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

Marketable securities purchased and sold
----------------------------------------

         During the 2003 period, investments with maturities of less than three months were reinvested for more than three months.

Net additions to property and equipment
---------------------------------------

         The net additions to property and equipment of $2,123,000 are primarily the purchase of the Nockatunga project for approximately $1,400,000 and the upgrading of the Mereenie field.

Effect of exchange rate changes
-------------------------------

         The value of the Australian dollar relative to the U.S. dollar increased 1% to $.6813 at September 30, 2003 compared to a value of $.6737 at June 30, 2003.

As to MPC
---------

         At September 30, 2003, MPC, on an unconsolidated basis, had working capital of approximately $3.3 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain its majority interest in its subsidiary. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange, the Company's interest in MPAL increased to 55% from 52.44%.

         During November 2003, MPC received a dividend of approximately $911,000 from MPAL.

         During December 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through September 30, 2003, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which have been or will be cancelled.

As to MPAL
----------

         At September 30, 2003, MPAL had working capital of approximately $19.1 million. MPAL has budgeted approximately $3.4 million for specific exploration projects in fiscal year 2004 as compared to the $4.5 million expended during fiscal 2003. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL's future revenues are expected to be derived from the sale of gas in Australia, based on its current composition of oil and gas reserves. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2008 and its capital expenditure commitments for the year 2004. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

                                Exploration      Exploration
               Capital            Required        Contingent
Fiscal Year  Expenditures       Expenditures    Expenditures         Total
-----------   ------------       -------------   ------------      -----------
   2004         $2,652,000       $2,693,000       $ 4,713,000     $ 10,058,000
   2005                  -          859,000        18,431,000       19,290,000
   2006                  -          253,000         5,327,000        5,580,000
   2007                  -                -           855,000          855,000
   2008                                   -         1,081,000        1,081,000
                ----------       ----------       -----------      -----------
   Total        $2,652,000       $3,805,000       $30,407,000      $36,864,000
                ==========       ==========       ===========      ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

Results of Operations
---------------------

New Accounting Standards
------------------------

         Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133. This new statement incorporates interpretations that were included in previous Derivative Implementation Group (DIG) guidance, clarifies certain conditions, and amends other existing pronouncements. It is effective for contracts entered into or modified after June 30, 2003. Management has determined that the adoption of SFAS No. 149 did not have an impact on the Company's financial statements.


         In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," which was recently delayed and will be effective for the Company on December 31, 2003. FIN 46 requires that the party to a VIE that absorbs the majority of the VIE's losses, defined as the "primary beneficiary," consolidate the VIE The Company has determined that it is very unlikely that it will be required to consolidate or disclose information about a VIE upon the effective date of FIN 46.


         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for the Company for the first quarter of fiscal 2004. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

Three months ended September 30, 2003 vs. September 30, 2002
------------------------------------------------------------


                                    Revenues
                                    --------

          Oil sales increased 36% in the 2003 quarter to $1,093,000 from $801,000 in 2002 because of a 20% Australian foreign exchange rate increase discussed below and new oil sales from the Cooper Basin and the Nockatunga project. Oil unit sales are expected to continue to decline in the Mereenie field unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels
(bbls) and the average price per barrel sold during the periods indicated were as follows:


                                                  Three months ended September 30,
                                                  --------------------------------
                                             2003 Sales                                        2002 Sales
                               ------------------------------------------    ---------------------------------------
                                                        Average price                                  Average price
                                     Bbls                A.$ per bbl                Bbls                A.$ per bbl
                                     ----                -----------                ----                -----------
Australia:
  Mereenie field                      32,916                40.67                    36,632                44.35
  Cooper Basin                         2,881                34.57                         -                  -
  Nockatunga project                   8,038                36.72                         -                  -
                                       -----                                        -------
Total                                 43,835                39.54                    36,632                44.35
                                      ======                                         ======

         Gas sales increased 89% to $3,830,000 in 2003 from $2,029,000 in 2002 because of the 20% Australian foreign exchange rate increase discussed below and the proceeds from the Canadian Kotaneelee gas field settlement.

                                          Three months ended September 30,
                                          --------------------------------
                                           2003                    2002
                                         -----------             ----------
Australia                                 $2,596,000             $1,941,000
Canada-recurring                              99,000                 88,000
Canada-settlement                          1,135,000                      -
                                           ---------             ----------
Total                                     $3,830,000             $2,029,000
                                          ==========             ==========


         During the 2003 period, the volume of gas sold in Australia increased 10%, but the average price of gas sold decreased 2%. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


                                 Three months ended September 30,
                                 --------------------------------
                               2003 Sales                      2002 Sales
                          -----------------------          --------------------
                                     A.$ average                    A.$ average
                                   price per mcf                  price per mcf
                                  ---------------               ---------------
                           bcf           mcf                bcf          mcf
                           ---           ---                ---          ---

Australia: Palm Valley     .741          2.17               .778         2.53
Australia: Mereenie        .966          2.79               .773         2.60
                           ----                             ----
       Total              1.707          2.52              1.551         2.57
                          =====                            =====

         Other production related revenues increased 213% to $473,000 in 2003 from $151,000 in 2002. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold and increased prices.

         Interest and other income increased 62% to $335,000 in 2003 from $207,000 in 2002 primarily because of the $102,000 interest received from the funds held in escrow from the Kotaneelee settlement and because of the 20% Australian foreign exchange rate increase discussed below.

                               Costs and Expenses
                               ------------------

         Production costs increased 32% in 2003 to $1,299,000 from $984,000 in 2002 in part because of the 20% Australian foreign exchange rate increase discussed below. During 2003, production costs also increased because of the Nockatunga project ($167,000) and the Cooper Basin ($17,000).

         Exploration and dry hole costs decreased 23% to $566,000 in 2003 from $807,000 in 2002. The 2003 and 2002 costs related primarily to the exploration work being performed on MPAL's properties. During September 2003, the Wawiri 1 well in the Taranaki Basin in the North Island, New Zealand was drilled and plugged and abandoned as a dry hole at a cost to MPAL of approximately $223,000.

         Salaries and employee benefits increased 37% to $563,000 in 2003 from $411,000 in 2002. During the 2003 period, there was a 20% increase in the Australian foreign exchange rate as discussed below. In addition, there were also regular annual increases in salaries.

         Depletion, depreciation and amortization increased 23% from $874,000 in 2002 to $1,078,000 in 2003. During the 2003 period, there was a 20% increase in the Australian foreign exchange rate as discussed below. In addition, $22,000 in DD&A was also recorded for the Nockatunga project and the Cooper Basin.

          Auditing, accounting and legal expenses was unchanged at $141,000 for both periods.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Accretion expense increased 11% in the 2003 period from $74,000 in 2002 to $82,000 in 2003. Accretion expense represents the accretion on the Asset Retirement Obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. During the fourth quarter of fiscal year 2003, there was a revision of estimates that reduced the amount of ARO. The decrease in the 2003 period was offset by the 20% increase in the Australian foreign exchange rate as discussed below and the additions for the Nockatunga project and the Kotaneelee gas field.

         Shareholder communications increased 6% from $31,000 in 2002 to $33,000 in 2003 primarily because of MPAL's increased costs required as a public company.

         Other administrative expenses increased 171% from $51,000 in 2002 to $138,000 in 2003. During the 2003 period, there was a 20% increase in the Australian foreign exchange rate as discussed below. In addition, there were increases in consultants' fees, directors' fees, insurance, rent and travel expenses during the 2003 period.

                                  Income Taxes
                                  ------------

          Income tax provision increased in 2003 to $411,000 from $1,000 in 2002. The components of the income tax (in thousands) between MPC and MPAL were as follows:


                                                    2003                  2002
                                                  --------             -------
Pretax consolidated income                         $1,832              $ (184)
   MPC's (income) loss not recognized              (1,045)                129
   Permanent differences                             (323)                (15)
                                                    -----                 ----
Book taxable income                                $  464              $  (70)
                                                   ======              =======

Australian tax rate                                   30%                  30%
                                                      ===                  ===

Australian income tax benefit (provision)          $ (139)               $ 21
Tax benefit of MPAL losses                            139                   -
MPC income tax (provision)                           (411)                (22)
                                                     -----               -----
Income tax (provision)                             $ (411)               $ (1)
                                                   =======               =====

Current income tax (provision)                     $ (411)               $(22)
Deferred income tax benefit                             -                  21
                                                    -------              -----
Income tax (provision)                             $ (411)               $ (1)
                                                    =======              =====

Effective tax rate                                    22%                  1%
                                                      ===                  ==

         MPC's 2003 and 2002 income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds. The tax benefit of $139,000 in fiscal 2003 relates primarily to tax deductions taken in connection with financing exploration activities in Australia. As of June 30, 2003, MPAL had an operating loss of $5,550,000 from financing the exploration activities, the $1,665,000 benefit of which had not been taken into account because there was no assurance at the time that the loss benefit would be realized.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.6813 at September 30, 2003 compared to a value of $.6737 at June 30, 2003. This resulted in a $242,000 credit to the foreign currency translation adjustments account for the three months ended September 30, 2003. The 1% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at September 30, 2003 from the June 30, 2003 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.6588 for the quarter ended September 30, 2003, which is a 20% increase compared to the $.5472 rate for the quarter ended September 30, 2002.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               September 30, 2003

Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. For fiscal year 2003, oil sales represented approximately 25% of production revenues, therefore, an increase in the world price of crude oil would only have a modest positive impact on the Company's earnings, while a decrease in crude oil prices would have a similar negative impact on earnings. Gas sales, which represented approximately 75% of production revenues in fiscal 2003, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index. At September 30, 2003, the carrying value of such investments including those classified as cash and cash equivalents was approximately $20.9 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 4.       Disclosure Controls and Procedures
-------       ----------------------------------

          Disclosure Controls and Procedures
          ----------------------------------

          An evaluation was performed under the supervision and with the participation of the Company's management, including James R. Joyce, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

          Internal Control Over Financial Reporting.
          ------------------------------------------

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the first fiscal quarter of the Company's fiscal year ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                               September 30, 2003

Item 1            Legal Proceedings
------            -----------------

         During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. During October 2003, the Company received approximately $851,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs agreed to terminate all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party agreed to bear its own legal costs, there were no taxable costs assessed against any of the parties.

Item 5.           Other Information
-------           -----------------

          During September 2003, the Wawiri 1 well in the Taranaki Basin in the North Island, New Zealand was drilled and plugged and abandoned as a dry hole at a cost to MPAL of approximately $150,000. During October 2003, the Bluff 1 well also in the Taranaki Basin in the North Island, New Zealand was drilled and plugged and abandoned as a dry hole at a cost to MPAL of approximately $150,000.


          During October 2003, the Semaphore 1 well in PEL 110 of the Cooper Basin in South Australia was drilled and plugged and abandoned as a dry hole at a cost to MPAL of approximately $300,000.

          On November 3, 2003, the Thungo 8 well in ATP267P (PL 51) reached total depth with good shows. The well will be cased and suspended as a future oil well. The Thungo 8 well was drilled in the Nockatunga project (MPAL interest 41%) in the Eromanga Basin in Queensland.

          On November 6, 2003, the Callisto 1 well (MPAL share 39%) in ATP267P was spudded and on November 8, 2003, the Waitpinga 1 well (MPAL share 50%) in PEL 94 in the Cooper Basin was also spudded.

          Palm Valley Petroleum Lease No. 3 which was due to expire on November 8, 2003, has been renewed for an additional 21 years.

          Planning for the Palm Valley-11 well is in process but the well is not expected to be spudded before February 2004.

                         MAGELLAN PETROLEUM CORPORATION
                                    Form 10-Q

                           PART II - OTHER INFORMATION

                               September 30, 2003

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

          (a)     Exhibits
                  --------

            31. Rule 13a-14(a) Certifications.
                ------------------------------
                    Certification of James R. Joyce, President, Chief Executive Officer and Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is filed herein.

            32. Section 1350 Certifications.
                ----------------------------
                    Certification of James R. Joyce, President, Chief Executive Officer and Chief Financial and Accounting Officer, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herein.


          (b) Reports on Form 8-K
              -------------------

                  On July 11, 2003, the Company filed a Current Report on Form 8-K to report an agreement to acquire 1.2 million shares of its majority held subsidiary, Magellan Petroleum Australia Limited.

                  On August 27, 2003, the Company filed a Current Report on Form 8-K to report the determination of the Audit Committee to dismiss Ernst & Young LLP as the Company's independent auditors.

                  On September 3, 2003, the Company filed Amendment No.1 to Current Report on Form 8-K to report the completion of the agreement to acquire
1.2 million shares of its majority held subsidiary, Magellan Petroleum Australia Limited.

                 On September 8, 2003, the Company filed a Current Report on Form 8-K to report the determination of the Audit Committee of Magellan Petroleum Australia Limited to dismiss Ernst & Young LLP as the Company's independent auditors.

                  On September 10, 2003, the Company filed a Current Report on Form 8-K to report that the litigants in the Kotaneelee litigation entered into a settlement agreement.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                               September 30, 2003



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                 MAGELLAN PETROLEUM CORPORATION
                                                 ------------------------------
                                                            Registrant





Date:  November 12, 2003              By /s/ James R. Joyce
                                          --------------------------------------
                                          James R. Joyce, President and
                                          Chief Financial and Accounting Officer