Form 10-Q
period 2003-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2004-02-12
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2003
                               ---------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number                   1-5507
                       ------------------------------------------------

                         MAGELLAN PETROLEUM CORPORATION
................................................................................
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   06-0842255
................................................................................
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                       Identification No.)

P.O. Box 1146, Madison, Connecticut                     06443-1146
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

         The number of shares outstanding of the issuer's single class of common stock as of February 11, 2004 was 25,727,376.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                December 31, 2003

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1      Financial Statements (unaudited)

            Consolidated balance sheets at December 31, 2003
            and June 30, 2003                                                3

            Consolidated statements of income (loss) for the three and
            six months ended December 31, 2003 and 2002                      4

            Consolidated statements of cash flows for the six months
            ended December 31, 2003 and 2002                                 5

            Notes to consolidated financial statements                       6

ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             12

ITEM 3      Quantitative and Qualitative Disclosure About Market Risk       26

ITEM 4      Disclosure Controls and Procedures                              26

                           PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings                                               27

ITEM 4      Submission of Matters to a Vote of Security Holders             27

ITEM 5      Other Information                                               27

ITEM 6      Exhibits and Reports on Form 8-K                                27

            Signatures                                                      30

            Certifications

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                                                                       December 31,             June 30,
ASSETS                                                                                    2003                     2003
------                                                                                 --------------          ------------
Current assets:                                                                          (unaudited)               (Note)
  Cash and cash equivalents                                                              $19,584,215             $20,041,464
  Accounts and notes receivable                                                            4,788,535               5,273,999
  Marketable securities                                                                    2,343,653               1,796,503
  Inventories                                                                                416,201                 423,931
  Other assets                                                                               246,900                 297,118
                                                                                         -----------             -----------
          Total current assets                                                            27,379,504              27,833,015
                                                                                         -----------             -----------

Marketable securities                                                                        390,000                 390,000

Property and equipment:
  Oil and gas properties (successful efforts method)                                      73,796,132              59,407,254
  Land, buildings and equipment                                                            2,391,847               2,093,555
  Field equipment                                                                          1,596,281               1,421,636
                                                                                         -----------             -----------
                                                                                          77,784,260              62,922,445
  Less accumulated depletion, depreciation and amortization                              (49,331,387)            (41,330,271)
                                                                                         ------------            ------------
           Net property and equipment                                                     28,452,873              21,592,174
                                                                                         -----------             -----------

  Other assets                                                                             1,035,049                 926,168
                                                                                         -----------             -----------
  Total assets                                                                           $57,257,426             $50,741,357
                                                                                         ===========             ===========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $  3,893,049            $  4,709,281
  Accrued liabilities                                                                      1,589,561               1,218,997
  Income taxes payable                                                                        90,318                 106,246
                                                                                         -----------             -----------
          Total current liabilities                                                        5,572,928               6,034,524
                                                                                          ----------              ----------

Long term liabilities:
  Deferred income taxes                                                                    1,902,273               1,770,727
  Asset retirement obligations                                                             5,190,041               3,858,263
                                                                                          ----------              ----------
          Total long term liabilities                                                      7,092,314               5,628,990
                                                                                          ----------              ----------

Minority interests                                                                        17,642,386              16,930,838

Commitments (Note 12)                                                                              -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 25,727,376 and 24,427,376 shares                                             257,274                 244,274
  Capital in excess of par value                                                          44,402,741              42,907,741
                                                                                         -----------             -----------
  Total capital                                                                           44,660,015              43,152,015
  Accumulated deficit                                                                    (15,036,831)            (15,598,483)
  Accumulated other comprehensive loss                                                    (2,673,386)             (5,406,527)
                                                                                         ------------            ------------
Total stockholders' equity                                                                26,949,798              22,147,005
                                                                                         -----------             -----------
Total liabilities, minority interests and stockholders' equity                           $57,257,426             $50,741,357
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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


   Item 1.        Financial Statements


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                    Three months ended                   Six months ended
                                                                       December 31,                        December 31,
                                                                       ------------                        ------------
                                                                  2003               2002             2003              2002
                                                                  ----               ----             ----              ----
   Revenues:
     Oil sales                                               $ 1,181,111        $    724,315        $2,274,213       $1,525,303
     Gas sales                                                  3,087,632          2,626,559         6,918,131        4,655,498
     Other production related revenues                            329,713            314,229           802,619          465,034
     Interest and other income                                    242,022            218,773           577,434          425,349
                                                               ----------         ----------        ----------       ----------
     Total revenues                                             4,840,478          3,883,876        10,572,397        7,071,184
                                                               ----------         ----------        ----------       ----------
   Costs and expenses:
     Production costs                                           1,478,694            912,143         2,777,749        1,896,078
     Exploration and dry hole costs                             1,338,733            489,101         1,904,932        1,295,746
     Salaries and employee benefits                               717,651            535,613         1,280,606          946,127
     Depletion, depreciation and amortization                   1,665,642            782,402         2,743,601        1,656,328
     Auditing, accounting and legal services                       98,996            123,726           240,405          265,133
     Accretion expense                                             88,591             75,179           170,464          148,864
     Shareholder communications                                    87,717             84,189           120,482          114,768
     Other administrative expenses                                158,158            198,376           295,932          249,402
                                                               ----------         ----------         ---------       ----------
      Total costs and expenses                                  5,634,182          3,200,729         9,534,171        6,572,446
                                                               ----------         ----------         ---------        ---------
   Income (loss) before income taxes, minority interests
     and cumulative effect of accounting change                  (793,704)           683,147         1,038,226          498,738
   Income tax (provision) benefit                                  61,874          ( 212,348)        ( 348,868)       ( 213,200)
                                                                ---------         -----------        ----------      -----------
   Income (loss) before minority interests and cumulative
     effect of accounting change                                 (731,830)           470,799           689,358          285,538
     Minority interests                                           226,196           (317,379)         (127,706)        (303,507)
                                                               ----------         -----------       ----------        ----------
   Income (loss) before cumulative effect of
     accounting change                                           (505,634)           153,420           561,652          (17,969)
   Cumulative effect of accounting change - net                         -                  -                 -         (737,941)
                                                             -------------       -----------        ----------       -----------
   Net income (loss)                                         $   (505,634)       $   153,420        $  561,652       $ (755,910)
                                                             =============       ===========        ==========       ===========

   Average number of shares outstanding
     Basic                                                     25,727,376         24,607,376        25,355,947       24,607,376
                                                               ==========         ==========        ==========       ==========
     Diluted                                                   25,727,376         24,607,376        25,363,042       24,607,376
                                                               ==========         ==========        ==========       ==========

   Net income (loss) per share (basic and diluted)
      Before cumulative effect of accounting change              $ (.02)            $ .01              $ .02           $    -
      Cumulative effect of accounting change-net                       -                -                  -             (.03)
                                                                 -------             ----              -----            ------
   Net income (loss)                                             $ (.02)             $ 01              $ .02           $ (.03)
                                                                 =======             ====              =====            ======



                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Six months ended
                                                                                      December 31,
                                                                                      ------------
                                                                                2003                      2002
                                                                           ---------------            ------------


Operating Activities:
  Net income (loss)                                                           $   561,652             $   (755,910)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Cumulative effect of accounting change                                           -                2,025,690
       Depletion, depreciation and amortization                                 2,743,601                1,656,328
       Accretion expense                                                          170,464                  148,864
       Deferred income taxes                                                      (81,228)                (448,666)
       Minority interests                                                         127,706                 (376,535)
   Change in operating assets and liabilities:
       Accounts and notes receivable                                              452,777                 (280,806)
       Other assets                                                               (65,341)                 (40,398)
       Inventories                                                                  4,869                 (145,284)
       Accounts payable and accrued liabilities                                  (353,935)                 821,902
       Income taxes payable                                                       (15,928)                  44,754
       Asset retirement obligations                                                      -                  (58,901)
                                                                               ----------                  --------
Net cash provided by operating activities                                       3,544,637                2,591,038
                                                                               ----------               ----------

Investing Activities:
  Marketable securities purchased                                              (3,166,201)                (700,000)
  Marketable securities sold or matured                                         2,619,051                  751,579
  Sale of available-for-sale securities                                                 -                   93,334
  Net additions to property and equipment                                      (4,250,536)              (1,632,758)
                                                                               -----------              -----------
Net cash used in investing activities                                          (4,797,686)              (1,487,845)
                                                                               -----------              -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (744,971)                (628,209)
                                                                                 ---------                ---------
Net cash used in financing activities                                            (744,971)                (628,209)
                                                                                 =========                =========

  Effect of exchange rate changes on cash
  and cash equivalents                                                          1,540,771                 (102,260)
                                                                               ----------               -----------
Net increase (decrease) in cash and cash equivalents                             (457,249)                 372,724
  Cash and cash equivalents at beginning of year                               20,041,464               15,784,851
                                                                               ----------               ----------
Cash and cash equivalents at end of period                                    $19,584,215              $16,157,575
                                                                               ==========               ==========



                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 1.       Basis of Presentation
              ---------------------

         Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At December 31, 2003, MPC's principal asset was a 55% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia. MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

         The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. All amounts presented are in United States dollars, unless otherwise noted.


Note 2.       Kotaneelee Litigation
              ---------------------

         During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. During October 2003, the Company received approximately $851,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs agreed to terminate all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party agreed to bear its own legal costs, there were no taxable costs assessed against any of the parties. The components of the settlement payment, which was recorded in September 2003, were as follows:

                  Gas sales                                          $1,135,000
                  Interest income                                       102,000
                  Canadian withholding taxes                           (386,000)
                                                                       ---------
                  Total                                              $  851,000
                                                                       ========

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 3.           Capital and stock options
                  -------------------------

          During December 2000, the Company announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through December 31, 2003, the Company had purchased 680,850 of its shares at a cost of approximately $686,000, all of which have been cancelled.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock options because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock Based Compensation," as amended by SFAS 148 "Accounting for Stock-based Compensation - Transition and Disclosure" requires use of option valuation models to value stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                       Expiration     Number of
Options outstanding       Dates         shares      Exercise Prices ($)
-------------------   -----------   --------------  -------------------
June 30, 1999                           196,000             1.57
  Granted              Feb. 2005        745,000             1.28
                                        -------
June 30, 2000                           941,000          1.28-1.57
  Expired                               (20,000)            1.57
                                        --------
June 30, 2001                           921,000          1.28-1.57
  Expired                               (50,000)            1.57
                                        --------
June 30, 2002                            871,000         1.28-1.57
  Granted              Jan. 2008          50,000            .85
                                         -------
June 30, 2003                            921,000         .85- 1.57
  Expired                               (126,000)           1.57
  Cancelled                              (25,000)           .85
                                         --------
December 31, 2003                        770,000          .85-1.28
                                         =======
                                                    ($1.27 weighted average)


Summary of Options Outstanding at December 31, 2003
---------------------------------------------------

                   Expiration                                    Exercise
                     Dates           Total       Vested          Prices ($)
                 -------------       -----       ------          ----------
  Granted 2000     Feb. 2005        745,000      745,000            1.28
  Granted 2003     Jan. 2008         25,000       25,000             .85
                                   --------       ------
  Total                             770,000      770,000
                                    =======      =======

Options reserved for future grants  230,000
----------------------------------  =======

         On October 20, 2003, options to purchase 126,000 shares of the Company's common stock expired without being exercised. On December 31, 2003, unvested options to purchase 25,000 shares of the Company's common stock were cancelled when the terms of the grant were not satisfied.

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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------


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


                                                Three months ended             Three months ended
                                                December 31, 2003               December 31, 2002
                                              ---------------------           ------------------
Net income (loss) as reported                    $(505,634)       $(.02)         $153,420         $ .01
Stock option expense                                     -            -            (3,900)            -
                                                 ----------       ------        ---------         -----
Pro forma net income (loss)                      $(505,634)       $(.02)         $149,520         $ .01
                                                 ==========       ======         ========         =====


                                                 Six months ended               Six months ended
                                                 December 31, 2003             December 31, 2002
                                                ------------------            ------------------
Net income (loss) as reported                     $561,652          $.02       $(755,910)       $ (.03)
Stock option expense                                     -             -          (7,800)            -
                                                  --------           ----       ----------       ------
Pro forma net income (loss)                       $561,652          $.02        $(763,710)      $ (.03)
                                                  ========          ====        ==========      =======

         On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange, MPC's interest in MPAL increased to 55% from 52.44%. The value on July 10, 2003 of the Company's common stock issued to Origin Energy increased the amount of common stock by $13,000 and increased capital in excess of par value by $1,495,000 for a total of $1,508,000. On October 8, 2003, the Company filed a registration statement on Form S-3 to register the 1.3 million shares issued to Origin Energy for resale. The Company estimates that the registration statement will be effective during February 2004.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

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

Note 5.       Comprehensive income (loss)
              ---------------------------

         Total comprehensive income (loss) during the three and six month periods ended December 31, 2003 and 2002 were as follows:

                                                                                                        Accumulated other
                                              Three months ended              Six months ended            comprehensive
                                                 December 31,                    December 31,                 loss
                                            ---------------------           ---------------------          -----------
                                             2003            2002           2003            2002
                                             ----            ----           ----            ----
Balance at June 30, 2003                                                                                      $(5,406,527)
Net income (loss)                         $  (505,634)     $153,420     $   561,652        $(755,910)
Foreign currency translation
adjustments                                  2,491,304      587,064       2,733,141          (60,648)           2,733,141

Reclassification adjustment                          -       44,054               -           44,054
Unrealized gain on
 available -for-sale securities                      -            -               -            6,160                    -
                                           -----------  -----------     -----------        ---------            ----------
Total comprehensive
 income (loss)                              $1,985,670     $784,538      $3,294,793        $(766,344)
                                            ==========     ========      ==========        ==========

Balance at December 31, 2003                                                                                  $(2,673,386)
                                                                                                              ============


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

Note 7.       Earnings per share
              ------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three months ended December 31, 2003 and 2002 and the six month period ended December 31, 2002 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.The potential dilution items are the outstanding stock options disclosed in Note 3.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 8.       Segment Information
              -------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:


                                                       Three months ended                   Six months ended
                                                          December 31,                         December 31,
                                                     -----------------------             -------------------
                                                       2003             2002              2003              2002
                                                       ----             ----              ----              ----
Revenues:
  MPC                                               $ 1,014          $    798         $   2,366          $    908
  MPAL                                                4,737             3,772             9,117             6,849
  Intersegment dividend                                (911)             (686)             (911)             (686)
                                                   ---------         ---------         ---------         ---------
  Total consolidated revenues                       $ 4,840           $ 3,884          $ 10,572           $ 7,071
                                                    =======           =======          ========           =======

Net income (loss) before cumulative
 effect of accounting change:
  MPC                                               $   682            $  494            $1,317            $  343
  MPAL                                                 (276)              345               156               325
  Intersegment dividend                                (911)             (686)             (911)             (686)
                                                    --------        ----------           -------           -------
  Consolidated net income (loss)                    $  (505)           $  153            $  562            $  (18)
                                                    ========           ======            ======            =======
Net income (loss):
  MPC                                               $   682            $  494            $1,317           $   343
  MPAL                                                 (276)              345               156              (413)
  Intersegment dividend                                (911)             (686)             (911)             (686)
                                                    --------        ----------           -------           -------
  Consolidated net income (loss)                    $  (505)           $  153            $  562           $  (756)
                                                    ========           ======            ======           ========


Note 9.       Unrealized Gain on Securities Held for Investment
              -------------------------------------------------

         During 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late 2000, the purchaser became a public company, Sefton Resources, Inc. Effective November 30, 2002, MPC sold all of its interest in Sefton Resources for $100,000 and recognized a gain of $6,666. Payment was in the form of a 10% promissory note (secured by the Sefton Resources shares). The unpaid balance of $90,000 at December 31, 2003, is being paid in monthly installments of $3,000, plus interest.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 10.   Exploration and Dry Hole Costs
           ------------------------------

         The 2003 and 2002 costs related primarily to the exploration work being performed on MPAL's properties. The dry holes were drilled on MPAL properties in Australia and New Zealand.

Note 11.   Asset Retirement Obligations
           ---------------------------

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

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (asset retirement obligations) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which was included in net loss for the six month period ended December 31, 2002.

         A reconciliation of the Company's asset retirement obligations for the six months ended December 31, 2003, is as follows:

                Balance at July 1, 2003                           $3,858,000
                Liabilities incurred                                 633,000
                Liabilities settled                                        -
                Accretion expense                                    170,000
                Revisions to estimate                                      -
                Exchange effect                                      529,000
                                                                  ----------
                Balance at December 31, 2003                      $5,190,000
                                                                  ==========

          During the six month period ended December 31, 2003, the Company recorded a liability in the amount of $526,000 for the Nockatunga project in the Eromanga Basin in Queensland and $107,000 for the Kotaneelee gas field in Canada. The Kotaneelee settlement agreement provides that the carried interest partners will share in the abandonment of the Kotaneelee field wells and facilities.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 12.   Commitments
           -----------

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2008 and its capital expenditure commitments for the fiscal year 2004. The amount of capital expenditures for the period 2005-2008 are not known at this time. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

                                 Exploration      Exploration
                Capital            Required        Contingent
Fiscal Year   Expenditures       Expenditures    Expenditures           Total
-----------   ------------       -------------   ------------         ---------
   2004          $2,652,000        $2,693,000      $  4,713,000     $ 10,058,000
   2005                   -           859,000        18,431,000       19,290,000
   2006                   -           253,000         5,327,000        5,580,000
   2007                   -                 -           855,000          855,000
   2008                                     -         1,081,000        1,081,000
                 ----------        -----------     ------------     ------------
   Total         $2,652,000        $3,805,000       $30,407,000      $36,864,000
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

Note 13. Accounts and Notes Receivable
         -----------------------------

         Accounts and notes receivable consist primarily of the amounts due from the sale of oil and gas ($3,019,000) and the amounts due from working interest partners ($1,668,000).


Note 14. Pension plan costs

         Pension plan costs for the three and six month periods ended December 31, 2003 and 2002 were as follows:

             Three months ended                      Six months ended
             ------------------                      ----------------
                 December 31,                         December 31,
                 ------------                         ------------
           2003               2002               2003               2002
           ----               ----               ----               ----
         $39,529             $35,218            $84,108            $74,949

         The individual components of net pension expense for pension plan costs were not significantly different during the periods.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

Forward Looking Statements
--------------------------

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among these risks and uncertainties are pricing and production levels from the properties in which the Company has interests, and the extent of the recoverable reserves at those properties. In addition, the Company has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

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

         The estimated liability was based on the future estimated cost of plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley and Mereenie fields in the Northern Territory of Australia. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in the estimates of these costs. During the six months ended December 31, 2003, the Company recorded a liability for the Nockatunga project using a credit-adjusted risk-free rate of 6.25% and for the Kotaneelee gas field using a credit-adjusted risk-free rate of 4.5%.

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


Liquidity and Capital Resources
-------------------------------


Consolidated
------------

         At December 31, 2003, the Company on a consolidated basis had approximately $22.3 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the six month period ended December 31, 2003 is as follows:

 Cash and cash equivalents at beginning of period   $20,041,000
 Net cash provided by operations                      3,545,000
 Marketable securities purchased (matured) net         (547,000)
 Net additions to property and equipment             (4,251,000)
 Dividends to MPAL minority shareholders              (745,000)
 Effect of exchange rate changes                      1,541,000
                                                    -----------
 Cash and cash equivalents at end of period         $19,584,000
                                                    ===========

Net cash provided by operations
-------------------------------

         Net cash provided by operations increased $954,000 from $2,591,000 during the 2002 period compared to $3,545,000 in the 2003 period. Cash funds derived from operations increased $1,272,000 during the 2003 period, which was offset by the $318,000 decrease in changes in operating assets and liabilities during the 2003 period. The primarily reason for the increase in cash funds derived from operations during the 2003 period is the nonrecurring settlement payment of $851,000 from the Kotaneelee litigation.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

Marketable securities purchased and sold or matured
---------------------------------------------------

         During the 2003 period, part of the proceeds of the Kotaneelee gas field settlement was invested in securities with maturities for more than three months.

Net additions to property and equipment
---------------------------------------

         The net additions to property and equipment of $4,251,000 are primarily the purchase of the Nockatunga project for approximately $1,400,000 and the upgrading of the Mereenie field.

Dividends to MPAL minority shareholders
---------------------------------------

         During November 2003, MPAL paid a dividend of A.$.05 per share to all of its shareholders which totaled $1,656,000. MPC's share of the dividend was approximately $911,000 and the amount paid to the minority shareholders was $745,000.

Effect of exchange rate changes
-------------------------------

         The value of the Australian dollar relative to the U.S. dollar increased 12% to $.7529 at December 31, 2003, compared to a value of $.6737 at June 30, 2003.

As to MPC
---------

         At December 31, 2003, MPC, on an unconsolidated basis, had working capital of approximately $4.0 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain or increase its majority ownership interest in its subsidiary. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange
1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange, the Company's interest in MPAL increased to 55% from 52.44%.

         During November 2003, MPC received a dividend of approximately $911,000 from MPAL.

         During December 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through December 31, 2003, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which have been cancelled. No purchases of shares were made by MPC during the six months ended December 31, 2003.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

As to MPAL
----------

         At December 31, 2003, MPAL had working capital of approximately $17.8 million. MPAL has budgeted approximately $3.4 million for specific exploration projects in fiscal year 2004 as compared to the $4.5 million expended during fiscal 2003. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL's future revenues are expected to be derived from the sale of gas in Australia, based on its current composition of oil and gas reserves. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2008 and its capital expenditure commitments for the fiscal year 2004. The amount of capital expenditures for the period 2005-2008 are not known at this time. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position.

                                    Exploration      Exploration
                   Capital            Required        Contingent
Fiscal Year      Expenditures       Expenditures    Expenditures         Total
-----------      ------------       -------------   ------------    ----------
   2004             $2,652,000       $2,693,000    $  4,713,000     $ 10,058,000
   2005                      -          859,000      18,431,000       19,290,000
   2006                      -          253,000       5,327,000        5,580,000
   2007                      -                -         855,000          855,000
   2008                                       -       1,081,000        1,081,000
                    ----------       -----------    ------------     -----------
   Total            $2,652,000       $3,805,000     $30,407,000      $36,864,000
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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," was effective for the Company on December 31, 2003. FIN 46 requires that the party to a VIE that absorbs the majority of the VIE's losses, defined as the "primary beneficiary," consolidate the VIE. The Company has determined that it is not required to consolidate or disclose information about a VIE. In December 2003, the FASB issued a revised version of FIN 46R that is effective for the Company on March 31, 2004. FIN 46R is not expected to have an impact on the Company's consolidated financial statements.

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

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." (SFAS No. 132R) This statement revises employers' disclosures about pension plans and other postretirement benefit plans, requires additional disclosures about the assets, obligations, cash flows, and the net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and requires companies to disclose various elements of pension and postretirement benefit costs in interim period financial statements. The annual disclosures in SFAS No. 132R are effective for the Company's defined benefit pension plan for the fiscal year ending June 30, 2004, while the new interim period disclosures are required for the quarter ended December 31, 2003. The required disclosures are included in Note 14. Pension plan costs.

Three months ended December 31, 2003 vs. December 31, 2002
----------------------------------------------------------

                                    Revenues
                                    --------

          Oil sales increased 63% in the 2003 quarter to $1,181,000 from $724,000 in 2002 because of a 28% Australian foreign exchange rate increase discussed below and new oil sales from the Cooper Basin and the Nockatunga project. Oil unit sales are expected to continue to decline in the Mereenie field unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels
(bbls) and the average price per barrel sold during the periods indicated were as follows:

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


                                                     Three months ended December 31,
                                                     -------------------------------
                                             2003 Sales                               2002 Sales
                                         -------------------                    ----------------------
                                                      Average price                            Average price
                                     Bbls              A.$ per bbl             Bbls             A.$ per bbl
                                     ----              ----------             ----             ----------
Australia:
  Mereenie field                      36,100              40.02                  33,378            42.24
  Cooper Basin                         1,781              37.49                       -              -
  Nockatunga project                  10,229              35.25                       -              -
                                      ------                                     ------
Total                                 48,110              38.91                  33,378            42.24
                                      ======                                     ======

         Gas sales increased 18% to $3,088,000 in 2003 from $2,627,000 in 2002 because of the 28% Australian foreign exchange rate increase discussed below.

                                           Three months ended December 31,
                                           -------------------------------
                                            2003                    2002
                                         -----------            -----------
Australia                                 $2,996,000             $2,545,000
Canada-recurring                              92,000                 82,000
                                         -----------            -----------
Total                                     $3,088,000             $2,627,000
                                          ==========             ==========





         During the 2003 period, the volume of gas sold in Australia decreased 4%, and the average price of gas sold decreased 3%. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                                     Three months ended December 31,
                                                     -------------------------------
                                             2003 Sales                               2002 Sales
                                         -------------------                    ----------------------
                                        A.$ average price per mcf                  A.$ average price per mcf
                                        -------------------------                  -------------------------
                                         bcf                mcf                     Bcf               mcf
                                         ---                ---                     ---               ---

Australia: Palm Valley                  .714                2.25                    .799              2.43
Australia: Mereenie                    1.064                2.84                   1.045              2.86
                                       -----                                       -----
       Total                           1.778                2.60                   1.844              2.67
                                       =====                                       =====

         Other production related revenues increased 5% to $330,000 in 2003 from $314,000 in 2002. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues.

         Interest and other income increased 11% to $242,000 in 2003 from $219,000 in 2002 primarily because of the 28% Australian foreign exchange rate increase discussed below that was partially offset by less funds in Australia to invest and lower interest rates.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


                               Costs and Expenses
                               ------------------

         Production costs increased 62% in 2003 to $1,479,000 from $912,000 in 2002 in part because of the 28% Australian foreign exchange rate increase discussed below. During 2003, production costs also increased because of the Nockatunga project ($176,000) and the Cooper Basin ($25,000).

         Exploration and dry hole costs increased 174% to $1,339,000 in 2003 from $489,000 in 2002. The 2003 and 2002 costs related to the exploration work being performed on MPAL's properties. For the 2003 period, exploration costs totaled $473,000 and dry hole costs totaled $866,000. For the 2002 period, exploration costs totaled $270,000 and dry hole costs totaled $219,000. The dry holes were drilled on MPAL properties in Australia and New Zealand. In addition there was a 28% Australian foreign exchange rate increase discussed below.

         Salaries and employee benefits increased 34% to $718,000 in 2003 from $536,000 in 2002. During the 2003 period, there was a 28% increase in the Australian foreign exchange rate as discussed below. In addition, there were also regular annual increases in salaries.

         Depletion, depreciation and amortization increased 113% from $782,000 in 2002 to $1,666,000 in 2003. During the 2003 period, there was a 28% increase in the Australian foreign exchange rate as discussed below. Depletion expense for the Palm Valley and Mereenie fields increased 52% during the period primarily because of the increased costs of the current Mereenie development program and in the 2002 period the Palm Valley reserves were increased by 35%. In addition, $206,000 in DD&A was also recorded for the Nockatunga project and the Cooper Basin. The reserves in the Cooper Basin were reduced by 50% from 50,000 barrels to 25,000 barrels during the current period because of lower oil production than estimated. DD&A increased by approximately $47,000 because of this change in reserves.

          Auditing, accounting and legal expenses decreased 20% in 2003 to $99,000 from $124,000 in 2002 primarily because the 2002 period included higher audit fees in connection with the adoption of the new accounting standard for asset retirement obligations.



         Accretion expense increased 19% in the 2003 period from $75,000 in 2002 to $89,000 in 2003. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. During the fourth quarter of fiscal year 2003, there was a revision of estimates that reduced the amount of ARO. The decrease in the 2003 period was offset by the 28% increase in the Australian foreign exchange rate as discussed below and the additions for the Nockatunga project and the Kotaneelee gas field.

         Shareholder communications costs increased 5% from $84,000 in 2002 to $88,000 in 2003 primarily because of MPC and MPAL's increased costs related to their status as public companies.

         Other administrative expenses decreased 20% from $198,000 in 2002 to $158,000 in 2003. During the 2003 period, there was a 28% increase in the Australian foreign exchange rate as discussed below. In addition, there were increases in directors' fees and expenses, rent and travel expenses during the 2003 period. These increases were offset by the amount of overhead that MPAL, as operator, charged its partners during 2003.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


                                  Income Taxes
                                  ------------

          Income tax provision decreased in 2003 to a tax benefit of $62,000 from a tax provision of $212,000 in 2002. The components of the income tax (in thousands) between MPC and MPAL were as follows:


                                               2003                2002
                                              -------             -------
Pretax consolidated income (loss)             $(794)              $ 683
   MPC's loss not recognized                    206                 172
   Permanent differences                       (159)               (216)
                                               -----               -----
Book taxable income (loss)                    $(747)              $ 639
                                              ======               =====

Australian tax rate                             30%                 30%
                                                ===                 ===

Australian income tax benefit (provision)     $ 224               $(192)
Tax benefit of MPAL losses reversed            (139)                  -
MPC income tax (provision)                      (23)                (20)
                                               ------              -----
Income tax benefit (provision)                 $ 62               $(212)
                                                ====              ======

Current income tax (provision)                 $(23)               $(27)
Deferred income tax (provision) benefit          85                (192)
                                                ----               ------
Income tax benefit (provision)                  $62              $ (212)
                                                 ===             =======

Effective tax rate                               8%                31%
                                                 ==                ===

         MPC's 2003 and 2002 income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds. The tax benefit of $139,000 in the prior quarter has been reversed because of the current period loss. As of June 30, 2003, MPAL had an operating loss of $5,550,000 from financing the exploration activities, the $1,665,000 benefit of which had not been taken into account because there was no assurance at the time that the loss benefit would be realized.


                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.7529 at December 31, 2003 compared to a value of $.6813 at September 30, 2003. This resulted in a $2,491,000 credit to the foreign currency translation adjustments account for the three months ended December 31, 2003. The average exchange rate used to translate MPAL's operations in Australia was $.7167 for the quarter ended December 31, 2003, which is a 28% increase compared to the $.5583 rate for the quarter ended December 31, 2002.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


Six months ended December 31, 2003 vs. December 31, 2002
--------------------------------------------------------


                                    Revenues
                                    --------

          Oil sales increased 49% in the 2003 quarter to $2,274,000 from $1,525,000 in 2002 because of a 24% Australian foreign exchange rate increase discussed below and new oil sales from the Cooper Basin and the Nockatunga project. Oil unit sales are expected to continue to decline in the Mereenie field unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels
(bbls) and the average price per barrel sold during the periods indicated were as follows:


                                                       Six months ended December 31,
                                                       -----------------------------
                                                2003 Sales                                2002 Sales
                                  ------------------------------------------    ------------------------------------
                                                        Average price                                  Average price
                                     Bbls                A.$ per bbl                Bbls                A.$ per bbl
                                     ----                --- -------                ----                --- -------
Australia:
  Mereenie field                      69,016                40.33                    70,010                43.24
  Cooper Basin                         4,662                35.69                         -                    -
  Nockatunga project                  18,267                35.90                         -                    -
                                      ------                                         ------
Total                                 91,945                39.21                    70,010                43.24
                                      ======                                         ======

         Gas sales increased 49% to $6,918,000 in 2003 from $4,655,000 in 2002 because of the 24% Australian foreign exchange rate increase discussed below and the proceeds from the Canadian Kotaneelee gas field settlement.

                                           Six months ended December 31,
                                           2003                    2002
                                         ------------            --------
Australia                                 $5,592,000             $4,485,000
Canada-recurring                             191,000                170,000
Canada-settlement                          1,135,000                      -
                                           ---------             ----------
Total                                     $6,918,000             $4,655,000
                                          ==========             ==========

         During the 2003 period, the volume of gas sold in Australia increased 3% but the average price of gas sold decreased 2%. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:



                                                          Six months ended December 31,
                                                          -----------------------------
                                                 2003 Sales                                 2002 Sales
                                          -----------------------                     --------------------
                                         A.$ average price per mcf                  A.$ average price per mcf
                                         -------------------------                  -------------------------
                                        bcf                 mcf                     bcf               mcf
                                        ---                 ---                     ---               ---

Australia: Palm Valley                 1.456                2.21                   1.577              2.48
Australia: Mereenie                    2.029                2.82                   1.818              2.75
                                       -----                                       -----
       Total                           3.485                2.56                   3.395              2.62
                                       =====                                       =====

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


         Other production related revenues increased 72% to $802,000 in 2003 from $465,000 in 2002. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold, and because of the 24% Australian foreign exchange rate increase discussed below.

         Interest and other income increased 36% to $577,000 in 2003 from $425,000 in 2002 primarily because of the $102,000 interest received from the funds held in escrow from the Kotaneelee settlement and because of the 24% Australian foreign exchange rate increase discussed below.

                               Costs and Expenses
                               ------------------

         Production costs increased 47% in 2003 to $2,778,000 from $1,896,000 in 2002 in part because of the 24% Australian foreign exchange rate increase discussed below. During 2003, production costs also increased because of the new costs of Nockatunga project ($343,000) and the Cooper Basin ($42,000).

         Exploration and dry hole costs increased 47% to $1,905,000 in 2003 from $1,296,000 in 2002. The 2003 and 2002 costs related to the exploration work being performed on MPAL's properties. For the 2003 period, exploration costs totaled $774,000 and dry hole costs totaled $1,131,000. For the 2002 period, exploration costs totaled $710,000 and dry hole costs totaled $586,000. The dry holes were drilled on MPAL properties in Australia and New Zealand. In addition there was a 24% Australian foreign exchange rate increase discussed below.

         Salaries and employee benefits increased 35% to $1,281,000 in 2003 from $946,000 in 2002. During the 2003 period, there was a 24% increase in the Australian foreign exchange rate as discussed below. In addition, there were also regular annual increases in salaries.

         Depletion, depreciation and amortization increased 66% from $1,656,000 in 2002 to $2,744,000 in 2003. During the 2003 period, there was a 24% increase in the Australian foreign exchange rate as discussed below. Depletion expense for the Palm Valley and Mereenie fields increased 28% during the period primarily because of the increased costs of the current Mereenie development program and in the 2002 period the Palm Valley reserves were increased by 35%. In addition, $206,000 in DD&A was also recorded for the Nockatunga project and the Cooper Basin. The reserves in the Cooper Basin were reduced by 50% from 50,000 barrels to 25,000 barrelsduring the current period because of lower oil production than estimated. DD&A increased by approximately $47,000 because of this change in reserves.

          Auditing, accounting and legal expenses decreased 9% in 2003 to $240,000 from $265,000 in 2002 primarily because the 2002 period included higher audit fees in connection with the adoption of the new accounting standard for asset retirement obligations.

         Accretion expense increased 14% in the 2003 period from $149,000 in 2002 to $170,000 in 2003. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. During the fourth quarter of fiscal year 2003, there was a revision of estimates that reduced the amount of ARO. The decrease in the 2003 period was offset by the 24% increase in the Australian foreign exchange rate as discussed below and the additions for the Nockatunga project and the Kotaneelee gas field.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------


         Shareholder communications costs increased 4% from $115,000 in 2002 to $120,000 in 2003 primarily because of MPC and MPAL's increased costs related to their status as public companies.

         Other administrative expenses increased 19% from $249,000 in 2002 to $296,000 in 2003. During the 2003 period, there was a 24% increase in the Australian foreign exchange rate as discussed below. In addition, there were increases in directors' fees and expenses, rent and travel expenses during the 2003 period. These increases were offset by the amount of overhead that MPAL, as operator, charged its partners during 2003.

                                  Income Taxes
                                  ------------

          Income tax provision increased in 2003 to $349,000 from $213,000 in 2002. The components of the income tax (in thousands) between MPC and MPAL were as follows:


                                                      2003                2002
                                                    --------             -------
Pretax consolidated income                           $1,038              $ 499
   MPC's (income) loss not recognized                  (839)               301
   Permanent differences                               (482)              (232)
                                                       -----              -----
Book taxable income (loss)                           $ (283)             $ 569
                                                     =======              =====

Australian tax rate                                     30%                 30%
                                                        ===                 ===

Australian income tax benefit (provision)             $ 85              $ (171)
MPC income tax (provision)                            (434)                (42)
                                                      -----               -----
Income tax (provision)                              $ (411)             $ (213)
                                                     =======            =======

Current income tax (provision)                       $(434)            $   (42)
Deferred income tax benefit (provision)                 85                (171)
                                                     ------              ------
Income tax provision                                 $(349)             $ (213)
                                                     ======             =======

Effective tax rate                                      33%                43%
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


                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.7529 at December 31, 2003 compared to a value of $.6737 at June 30, 2003. This resulted in a $2,733,000 credit to the foreign currency translation adjustments account for the six months ended December 31, 2003. The 12% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at December 31, 2003 from the June 30, 2003 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.6878 for the six month period ended December 31, 2003, which is a 24% increase compared to the $.5528 rate for six month period ended December 31, 2002.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                December 31, 2003

Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. For fiscal year 2003, oil sales represented approximately 25% of production revenues, therefore, an increase in the world price of crude oil would only have a modest positive impact on the Company's earnings, while a decrease in crude oil prices would have a similar negative impact on earnings. Gas sales, which represented approximately 75% of production revenues in fiscal 2003, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index. At December 31, 2003, the carrying value of such investments in marketable securities including those classified as cash and cash equivalents was approximately $22.3 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 4.       Controls and Procedures
-------       -----------------------

          Disclosure Controls and Procedures
          ----------------------------------

          An evaluation was performed under the supervision and with the participation of the Company's management, including James R. Joyce, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of December 31, 2003. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

          Internal Control Over Financial Reporting.
          ------------------------------------------

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 of the Company's fiscal year ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                                December 31, 2003

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

Item 4.           Submission of Matters to a Vote of Security Holders.
-------           ----------------------------------------------------

         (a) On December 4, 2003, the Company held its 2003 Annual General Meeting of Stockholders.

         (b) The following director was reelected a director of the Company. The vote was as follows:

                            Shares                        Stockholders
                  ---------------------------      ---------------------------
                  For                 Withheld     For                 Withheld
                  ---                 --------     ---                 --------
Donald V. Basso  21,560,127           755,743     1,695                   163

         (c) The firm of Deloitte & Touche LLP was appointed as the Company's independent auditors for the year ending June 30, 2004. The vote was as follows:

                          Shares                              Stockholders
                          ------                              ------------
For                       21,729,692                                1,658
Against                      430,204                                   90
Abstain                      176,174                                  110

Item 5.           Other Information
-------           -----------------


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

          On November 6, 2003, the Callisto 1 well (MPAL share 39%) in ATP267P was spudded and on November 8, 2003, the Waitpinga 1 well (MPAL share 50%) in PEL 94 in the Cooper Basin was also spudded. Both wells were drilled and plugged and abandoned as dry holes.

          Palm Valley Petroleum Lease No. 3 which was due to expire on November 8, 2003, has been renewed for an additional 21 years.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                                December 31, 2003

          Planning for the Palm Valley-11 well is in process but the well is not expected to be spudded before late February 2004.

          During February 2004, MPAL completed a farmout agreement with the operator of its United Kingdom properties PEDL 98 and 113 on the Isle of Wight. The operator will earn a 17.5% interest in the properties by funding 35% of the cost of drilling an exploration well. The operator will also earn a 5% interest in PEDL 99 in the Portsdown area of southern England. MPAL held a 45% interest in each permit before the farmout agreement.

          MPAL has reached an agreement with the operator of WA-306-P in the Browse Basin of Western Australia to farmout a 37.5% interest in the permit for the drilling of an exploration well on permit. MPAL will reduce its current 50% interest to 12.5%. Drilling of the well is planned for later this year.

          MPAL was granted an offshore exploration permit PEP 38225 in the Great South Basin to the south of the South Island of New Zealand. MPAL also holds a 100% interest in the adjacent exploration permit PEP 38222.

                         MAGELLAN PETROLEUM CORPORATION
                                    Form 10-Q

                           PART II - OTHER INFORMATION

                                December 31, 2003

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


          (b)     Reports on Form 8-K
                  -------------------

                  On October 2, 2003, the Company filed Amendment No. 2 to a Current Report on Form 8-K to report that Ernst & Young LLP was dismissed as the Company's independent auditors on September 26, 2003.

                  On October 7, 2003, the Company filed a Current Report on Form 8-K to report that Deloitte & Touche LLP was retained as the Company's new independent auditors for the fiscal year ending June 30, 2004.

                  On November 3, 2003, the Company filed a Current Report on Form 8-K to report that both the Wawiri-1 well and the Bluff-1 well in New Zealand were drilled and plugged and abandoned as dry holes.

                  On November 18, 2003, the Company filed a Current Report on Form 8-K to report that the Waitpinga-1 well in the Cooper Basin and the Callisto-1 well in the Eromanga Basin in Australia were drilled and plugged and abandoned as dry holes.

                  On December 11, 2003, the Company filed a Current Report on Form 8-K to report that Mr. James R. Joyce, the President, Chief Executive Officer and Chief Financial Officer will retire as of June 30, 2004.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                December 31, 2003



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





                                       MAGELLAN PETROLEUM CORPORATION
                                       ------------------------------
                                                 Registrant






Date:  February 12, 2004              By /s/ James R. Joyce
                                      --------------------------------
                                      James R. Joyce, President and
                                      Chief Financial and Accounting Officer


<