Form 10-K/A
period 2003-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2004-02-17
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1
                                       to
                                    FORM 10-K


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
                                                                   =====

Dingo Gas Field
---------------

     MPAL has a 34.3% interest in the Dingo gas field which is subject to renewal in 2003. No market has emerged for the gas volumes that have been discovered in the Dingo gas field, which is located in the Amadeus Basin in the Northern Territory. MPAL's share of potential production from this permit area is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%. During July 2003, an application to renew the license for a term of five years was filed.


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



                                                   /s/ Ernst & Young LLP


Stamford, Connecticut
September 19, 2003

                                           MAGELLAN PETROLEUM CORPORATION
                                             CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                                                                          --------
                                                                                   2003                     2002
                                                                               --------------          ------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                     $20,041,464             $15,784,851
  Accounts receivable                                                             5,273,999               4,162,821
  Marketable securities                                                           1,796,503                 899,619
  Inventories                                                                       423,931                 377,847
  Other assets                                                                      297,118                 280,537
                                                                                -----------             -----------
          Total current assets                                                   27,833,015              21,505,675
                                                                                -----------             -----------

Marketable securities                                                               390,000                 794,070

Property and equipment:
  Oil and gas properties (successful efforts method)                             59,407,254              44,155,824
  Land, buildings and equipment                                                   2,093,555               1,669,330
  Field equipment                                                                 1,421,636               1,189,093
                                                                                -----------             -----------
                                                                                 62,922,445              47,014,247
  Less accumulated depletion, depreciation and amortization                     (41,330,271)            (29,967,865)
                                                                                ------------            ------------
           Net property and equipment                                            21,592,174              17,046,382
                                                                                -----------             -----------

  Other assets                                                                      926,168                 820,189
                                                                                -----------             -----------
  Total assets                                                                  $50,741,357             $40,166,316
                                                                                ===========             ===========
                    LIABILITIES, MINORITY INTERESTS
                       AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $4,709,281              $2,323,781
  Accrued liabilities                                                             1,218,997               1,086,193
  Income taxes payable                                                              106,246                 233,339
                                                                                 ----------              ----------
          Total current liabilities                                               6,034,524               3,643,313
                                                                                 ----------              ----------

Long term liabilities:
  Deferred income taxes                                                           1,770,727               2,731,221
  Asset retirement obligations                                                    3,858,263               1,242,398
                                                                                 ----------              ----------
          Total long term liabilities                                             5,628,990               3,973,619
                                                                                 ----------              ----------

Minority interests                                                               16,930,838              13,932,928

Commitments (Note 2)                                                                      -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 24,427,376 and 24,607,376 shares                                    244,274                 246,074
  Capital in excess of par value                                                 42,907,741              43,085,841
                                                                                -----------             -----------
  Total capital                                                                  43,152,015              43,331,915
  Accumulated deficit                                                           (15,598,483)            (15,750,935)
  Accumulated other comprehensive loss                                           (5,406,527)             (8,964,524)
                                                                                ------------            ------------
Total stockholders' equity                                                       22,147,005              18,616,456
                                                                                -----------             -----------
Total liabilities, minority interests and stockholders' equity                  $50,741,357             $40,166,316
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
                                                                   =====

Dingo Gas Field
---------------

      MPAL has a 34.3% interest in the Dingo gas field which is subject to renewal in 2003. No market has emerged for the gas volumes that have been discovered in the Dingo gas field, which is located in the Amadeus Basin in the Northern Territory. MPAL's share of potential production from this permit area is subject to a 10% statutory government royalty and overriding royalties aggregating 2.5043%. During July 2003, an application to renew the license for a term of five years was filed.

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

                           (o) 1989 Stock Option Plan is filed as Exhibit 10(o) to Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 001-5507) is incorporated herein by reference.

                           (p) Palm Valley Gas Purchase Agreement Deed of Amendment dated January 17, 2003 filed as Exhibit 10(p) to Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 001-5507) is incorporated herein by reference.

                           (q) Share sale agreement dated July 10, 2003 between Sagasco Amadeus Pty. Limited and Magellan Petroleum Corporation filed as Exhibit 10(q) to Annual Report on Form 10-K for the year ended June 30, 2003
                           (File No. 001-5507) is incorporated herein by reference.

                           (r) Registration Rights Agreement date September 2, 2003 between 2003 between Sagasco Amadeus Pty. Limited and Magellan Petroleum Corporation filed as
                           Exhibit 10(r) to Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 001-5507) is incorporated herein by reference.

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

                           None.

                    21.    Subsidiaries of the registrant.
                           Filed as Exhibit 21 to Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 001-5507) is incorporated herein by reference.

                    22. Published report regarding matters submitted to vote of security holders.

                           Not applicable.

                    23.    Consent of experts and counsel.

                           1. Consent of Ernst & Young LLP filed herein

                           2. Consent of Paddock Lindstrom & Associates, Ltd.
                              Filed as Exhibit 23.2 to Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 001-5507) is incorporated herein by reference.

                    24.    Power of attorney.

                           None.

                    31.    Rule 13a-14(a) Certifications.

                           Certification of James R. Joyce, President, Chief Executive Officer and Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is filed herein.

                    32.    Section 1350 Certifications.

                           Certification of James R. Joyce, President, Chief Executive Officer and Chief Financial and Accounting Officer, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herein.

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




Dated:  February 17, 2004

                                INDEX TO EXHIBITS
                                -----------------



     23.1     Consent of Ernst & Young LLP

     31.      Rule 13a-14(a) Certifications.

     32.      Section 1350 Certifications.