Form 10-Q
period 2004-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2004-05-13
CIK 61398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2004
                               ------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of May 13, 2004 was 25,783,243.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 March 31, 2004

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1      Financial Statements (unaudited)

            Consolidated balance sheets at March 31, 2004
            and June 30, 2003                                                3

            Consolidated statements of income (loss) for the three and
            nine months ended March 31, 2004 and 2003                        4

            Consolidated statements of cash flows for the nine months
            ended March 31, 2004 and 2003                                    5

            Notes to consolidated financial statements                       6

ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              13

ITEM 3      Quantitative and Qualitative Disclosure About Market Risk        26

ITEM 4      Disclosure Controls and Procedures                               26

                                       PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings                                                27

ITEM 2      Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities                                   27

ITEM 5      Other Information                                                27

ITEM 6      Exhibits and Reports on Form 8-K                                 29

            Signatures

            Certifications

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,                June 30,
ASSETS                                                                                      2004                    2003
------                                                                                  ------------            ------------
Current assets:                                                                          (unaudited)               (Note)
  Cash and cash equivalents                                                              $19,878,800             $20,041,464
  Accounts and notes receivable                                                            4,555,436               5,273,999
  Marketable securities                                                                    2,491,294               1,796,503
  Inventories                                                                                655,932                 423,931
  Other assets                                                                               350,983                 297,118
                                                                                         -----------             -----------
          Total current assets                                                            27,932,445              27,833,015
                                                                                         -----------             -----------

Marketable securities                                                                        390,000                 390,000

Property and equipment:
  Oil and gas properties (successful efforts method)                                      76,103,334              59,407,254
  Land, buildings and equipment                                                            2,435,481               2,093,555
  Field equipment                                                                          1,623,419               1,421,636
                                                                                         -----------             -----------
                                                                                          80,162,234              62,922,445
  Less accumulated depletion, depreciation and amortization                              (51,782,304)            (41,330,271)
                                                                                         ------------            ------------
           Net property and equipment                                                     28,379,930              21,592,174
                                                                                         -----------             -----------

  Other assets                                                                             1,052,645                 926,168
                                                                                         -----------             -----------
  Total assets                                                                           $57,755,020             $50,741,357
                                                                                         ===========             ===========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $  2,853,622            $  4,709,281
  Accrued liabilities                                                                      1,598,616               1,218,997
  Income taxes payable                                                                        98,286                 106,246
                                                                                          ----------              ----------
          Total current liabilities                                                        4,550,524               6,034,524
                                                                                          ----------              ----------

Long term liabilities:
  Deferred income taxes                                                                    2,019,362               1,770,727
  Asset retirement obligations                                                             5,416,939               3,858,263
                                                                                          ----------              ----------
          Total long term liabilities                                                      7,436,301               5,628,990
                                                                                          ----------              ----------

Minority interests                                                                        18,247,458              16,930,838

Commitments (Note 12)                                                                              -                       -

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 25,783,243 and 24,427,376 shares                                             257,832                 244,274
  Capital in excess of par value                                                          44,402,182              42,907,741
                                                                                         -----------             -----------
  Total capital                                                                           44,660,014              43,152,015
  Accumulated deficit                                                                    (14,895,013)            (15,598,483)
  Accumulated other comprehensive loss                                                    (2,244,264)             (5,406,527)
                                                                                         ------------            ------------
Total stockholders' equity                                                                27,520,737              22,147,005
                                                                                         -----------             -----------
Total liabilities, minority interests and stockholders' equity                           $57,755,020             $50,741,357
                                                                                         ===========             ===========

        Note: The balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


   Item 1.        Financial Statements


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                    Three months ended                   Nine months ended
                                                                  -------------------------             --------------------
                                                                         March 31,                           March 31,
                                                                    ---------------                       ---------------
                                                                  2004               2003             2004              2003
                                                                  ----               ----             ----              ----
   Revenues:
     Oil sales                                               $  1,362,321       $    982,019        $3,636,534       $2,507,322
     Gas sales                                                  3,013,700          2,497,647         9,931,831        7,153,145
     Other production related revenues                            463,274            383,538         1,265,893          848,572
     Interest and other income                                    270,331            207,138           847,765          632,487
                                                               ----------         ----------       -----------       ----------
     Total revenues                                             5,109,626          4,070,342        15,682,023       11,141,526
                                                               ----------         ----------       -----------       ----------

   Costs and expenses:
     Production costs                                           1,277,313          1,168,878         4,055,062        3,064,956
     Exploration and dry hole costs                               680,111            656,126         2,585,043        1,951,872
     Salaries and employee benefits                               702,161            469,421         1,982,767        1,415,548
     Depletion, depreciation and amortization                   1,581,332            906,667         4,324,933        2,562,995
     Auditing, accounting and legal services                       89,470             49,081           329,875          314,214
     Accretion expense                                            102,629             79,960           273,093          228,824
     Shareholder communications                                    35,149             33,836           155,631          148,604
     Other administrative expenses                                131,068             12,921           427,000          262,323
                                                               ----------         ----------        ----------       ----------
      Total costs and expenses                                  4,599,233          3,376,890        14,133,404        9,949,336
                                                               ----------         ----------        ----------        ---------
   Income before income taxes, minority interests
     and cumulative effect of accounting change                   510,393            693,452         1,548,619        1,192,190
   Income tax provision                                          (114,523)          (189,663)         (463,391)        (402,863)
                                                               -----------        -----------       -----------      -----------
   Income before minority interests and cumulative
     effect of accounting change                                  395,870            503,789         1,085,228          789,327
     Minority interests                                          (254,052)          (273,507)         (381,758)        (577,014)
                                                               -----------        -----------       -----------      -----------
   Income before cumulative effect of
   accounting change                                              141,818            230,282          703,470          212,313
   Cumulative effect of accounting change - net                         -                  -                -         (737,941)
                                                              -----------        -----------        ----------       ----------
   Net income (loss)                                          $   141,818        $   230,282        $  703,470      $  (525,628)
                                                              ===========        ===========        ==========       ===========

   Average number of shares outstanding
     Basic                                                     25,741,343         24,571,126        25,602,693       24,592,876
                                                               ==========         ==========        ==========       ==========
     Diluted                                                   25,894,912         24,571,126        25,640,557       24,592,876
                                                               ==========         ==========        ==========       ==========

   Net income (loss) per share (basic and diluted)
      Before cumulative effect of accounting change               $ .01             $ .01              $ .03           $ .01
      Cumulative effect of accounting change-net                      -                 -                 -             (.03)
                                                                  ------            -----              -----            ------
   Net income (loss)                                              $ .01              $ 01              $ .03          $ (.02)
                                                                  =====              ====              =====           =======


                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                  Nine months ended
                                                                                  -----------------
                                                                                      March 31,
                                                                                     ---------
                                                                                  2004                     2003
                                                                           -------------------      ------------------


Operating Activities:
  Net income (loss)                                                           $   703,470             $   (525,628)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Cumulative effect of accounting change                                           -                2,025,690
       Depletion, depreciation and amortization                                 4,324,933                2,562,995
       Accretion expense                                                          273,093                  228,824
       Deferred income taxes                                                        1,474                 (373,769)
       Minority interests                                                         381,758                 (113,579)
   Change in operating assets and liabilities:
       Accounts and notes receivable                                              533,946               (1,145,297)
       Other assets                                                              (219,469)                (151,208)
       Inventories                                                               (253,354)                (156,303)
       Accounts payable and accrued liabilities                                (1,343,239)               2,506,455
       Income taxes payable                                                        (7,960)                 (74,322)
       Asset retirement obligations                                                     -                  108,775
                                                                               ----------               ----------
Net cash provided by operating activities                                       4,394,652                4,892,633
                                                                               ----------               ----------

Investing Activities:
  Marketable securities purchased                                              (5,208,687)              (1,671,248)
  Marketable securities sold or matured                                         4,513,896                1,305,605
  Repurchase of common stock                                                            -                 (138,950)
  Sale of available-for-sale securities                                                 -                   93,334
  Net additions to property and equipment                                      (4,792,966)              (2,045,536)
                                                                               -----------              -----------
Net cash used in investing activities                                          (5,487,757)              (2,459,795)
                                                                               -----------              -----------

Financing Activities:
  Dividends to MPAL minority shareholders                                        (744,971)                (628,209)
                                                                                 ---------                ---------
Net cash used in financing activities                                            (744,971)                (628,209)
                                                                                 =========                =========

Effect of exchange rate changes on cash
  and cash equivalents                                                          1,675,412                1,139,595
                                                                               ----------               ----------
Net increase (decrease) in cash and cash equivalents                             (162,664)               2,944,224
  Cash and cash equivalents at beginning of year                               20,041,464               15,784,851
                                                                               ----------               ----------
Cash and cash equivalents at end of period                                    $19,878,800              $18,729,075
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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                 March 31, 2003

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

Note 1.       Basis of Presentation
              ---------------------

         Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At March 31, 2004, MPC's principal asset was a 55% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia. MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

         The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. All amounts presented are in United States dollars, unless otherwise noted.


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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                 March 31, 2004

Item 1.           Notes to Consolidated Financial Statements
-------           ------------------------------------------

                  Gas sales                                          $1,135,000
                  Interest income                                       102,000
                  Canadian withholding taxes                           (386,000)
                                                                       --------
                  Total                                                $851,000
                                                                       ========

Note 3.           Capital and stock options
                  -------------------------

          The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2004, the Company had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled.

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

                                              Expiration            Number of
Options outstanding                              Dates                shares                Exercise Prices ($)
-------------------                          -----------          --------------            -------------------
June 30, 2001                                                         921,000                    1.28-1.57
  Expired                                                             (50,000)                      1.57
                                                                      --------
June 30, 2002                                                          871,000                   1.28-1.57
  Granted                                     Jan. 2008                 50,000                      .85
                                                                       -------
June 30, 2003                                                          921,000                    .85-1.57
  Expired                                                             (126,000)                     1.57
  Cancelled                                                            (25,000)                     .85
  Exercised                                                           (175,000)                   .85-1.28
                                                                      ---------
March 31, 2004                                                         595,000                      1.28
                                                                       =======
                                                                                          ($1.28 weighted average)

Summary of Options Outstanding at March 31, 2004

                                              Expiration                                                   Exercise
                                                Dates                  Total              Vested          Prices ($)
                                            -------------              -----              ------          ----------
  Granted 2000                                Feb. 2005               595,000             595,000            1.28
                                                                      =======             =======            ====


Options reserved for future grants                                    230,000
----------------------------------                                    =======

         On October 20, 2003, options to purchase 126,000 shares of the Company's common stock expired without being exercised. On December 31, 2003, unvested options to purchase 25,000 shares of the Company's common stock were cancelled when the terms of the grant were not satisfied. On March 8, 2004, 175,000 options to purchase shares of common stock were exercised in a cashless exercise that resulted in 55,867 shares being issued.

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




                                                  Three months ended             Three months ended
                                                   March 31, 2004                 March 31, 2003
                                                   ------------------             ---------------
Net income as reported                             $141,818         $.01         $230,282         $ .01
Stock option expense                                      -            -         (12,797)             -
                                                   --------         ----         --------         -----
Pro forma net income                               $141,818         $.01         $217,485         $ .01
                                                   ========         ====         ========         =====



                                                  Nine months ended               Nine months ended
                                                    March 31, 2004                March 31, 2003
                                                    ---------------               ---------------
Net income (loss) as reported                     $703,470          $.03       $(525,628)       $ (.02)
Stock option expense                                     -             -         (20,597)            -
                                                  --------          ----       ----------       ------
Pro forma net income (loss)                       $703,470          $.03        $(546,225)      $ (.02)
                                                  ========          ====        ==========      =======

         On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange, MPC's interest in MPAL increased to 55% from 52.44%. The value on July 10, 2003 of the Company's common stock issued to Origin Energy increased the amount of common stock by $13,000 and increased capital in excess of par value by $1,495,000 for a total of $1,508,000. On October 8, 2003, the Company filed a registration statement on Form S-3 to register the 1.3 million shares issued to Origin Energy for resale that was declared effective on February 20, 2004. As of April 21, 2004, Origin Energy had resold all of the 1.3 million shares of the Company's common stock.

Note 4.       Depletion, depreciation and amortization (DD&A)
              -----------------------------------------------

         The operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. The Mereenie Producers are installing additional compression equipment in the field at a cost of $13.1 million (MPAL share $4.6 million) that will increase field deliverability and partially meet certain gas contract requirements. In addition, two gas wells will be drilled in fiscal 2005 to meet the gas contractual requirements until June 2007.

Note 5.       Comprehensive income (loss)
              ---------------------------

         Total comprehensive income (loss) during the three and nine month periods ended March 31, 2004 and 2003 is as follows:

                                                                                                          Accumulated other
                                              Three months ended              Nine months ended             comprehensive
                                                   March 31,                      March 31,                    loss
                                              ------------------             ------------------            -------------
                                               2004          2003            2004            2003
                                               ----          ----            ----            ----
Balance at June 30, 2003                                                                                      $(5,406,527)
Net income (loss)                             $141,818    $ 230,282     $   703,470        $(525,628)
Foreign currency translation
adjustments                                    429,122    1,325,758       3,162,263        1,265,110            3,162,263

Reclassification adjustment                          -            -               -           44,054
Unrealized gain on available-
for-sale securities                                  -            -               -            6,160                    -
                                              --------    ----------     ----------          -------         -------------
Total comprehensive
income (loss)                                 $570,940    $1,556,040     $3,865,733         $789,696
                                              ========    ==========     ==========         ========
Balance at March 31, 2004                                                                                     $(2,244,264)
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

Note 7.       Earnings per share
              ------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three month period ended March 31, 2003 and the nine month period ended March 31, 2003 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. For the three and nine month periods ended March 31, 2004, the potential dilution items are the outstanding stock options disclosed in Note 3.

Note 8.       Segment Information
              -------------------

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:


                                                       Three months ended                Nine months ended
                                                           March 31,                         March 31,
                                                     --------------------                 ----------------
                                                       2004             2003              2004              2003
                                                       ----             ----              ----              ----
Revenues:
  MPC                                              $    134          $    185          $  2,500          $  1,093
  MPAL                                                4,976             3,886            14,093            10,735
  Intersegment dividend                                   -                 -              (911)             (686)
                                                    -------           -------           -------           -------
  Total consolidated revenues                       $ 5,110           $ 4,071           $15,682           $11,142
                                                    =======           =======           =======           =======

Net income (loss) before cumulative effect of accounting change:
  MPC                                                 $(169)           $  (70)           $1,148            $  274
  MPAL                                                  311               300               466               624
  Intersegment dividend                                   -                 -              (911)             (686)
                                                       -----            -----            -------           -------
  Consolidated net income (loss)                       $142             $ 230            $  703            $ (212)
                                                      ======            =====            ======            =======

Net income (loss):
  MPC                                                 $(169)           $  (70)           $1,148           $   274
  MPAL                                                  311               300               466              (114)
  Intersegment dividend                                   -                 -              (911)             (686)
                                                      -----             -----            -------           -------
  Consolidated net income (loss)                      $ 142             $ 230            $  703           $  (526)
                                                      =====             =====            ======            =======


Note 9.       Unrealized Gain on Securities Held for Investment
              -------------------------------------------------

         During 1999, MPC sold its interest in the Tapia Canyon, California heavy oil project for its approximate cost of $101,000 and received shares of stock in the purchaser. During late 2000, the purchaser became a public company, Sefton Resources, Inc. Effective November 30, 2002, MPC sold all of its interest in Sefton Resources for $100,000 and recognized a gain of $6,666. Payment was in the form of a 10% promissory note (secured by the Sefton Resources shares). The unpaid balance of $81,000 at March 31, 2004, is being paid in monthly installments of $3,000, plus interest.

Note 10. Exploration and Dry Hole Costs
         ------------------------------

         The 2004 and 2003 costs related primarily to the exploration work being performed on MPAL's properties. The dry holes were drilled on MPAL properties in Australia and New Zealand.

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

         Upon the adoption of SFAS 143, the Company recorded a discounted liability (asset retirement obligations) of $3,794,000, increased oil and gas properties by $526,000 and recognized a one-time, cumulative effect after-tax charge of $738,000 (net of $316,000 deferred tax benefit and minority interest of $680,000) which was included in net loss for the nine month period ended March 31, 2003.

         A reconciliation of the Company's asset retirement obligations for the nine months ended March 31, 2004, is as follows:

                Balance at July 1, 2003                           $3,858,000
                Liabilities incurred                                 675,000
                Liabilities settled                                        -
                Accretion expense                                    273,000
                Revisions to estimate                                      -
                Exchange effect                                      611,000
                                                                   ---------
                Balance at March 31, 2004                         $5,417,000
                                                                  ==========

          During the nine month period ended March 31, 2004, the Company recorded a liability in the amount of $526,000 for the Nockatunga project in the Eromanga Basin in Queensland and $149,000 for the Kotaneelee gas field in Canada. The Kotaneelee settlement agreement provides that the carried interest partners will share in the abandonment of the Kotaneelee field wells and facilities.

Note 12. Commitments
         -----------

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2008 and its capital expenditure commitments for the fiscal year 2004. The amount of capital expenditures for the period 2005-2008 is not known at this time. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position. It is not likely that the total amount of the contingent exploration expenditures will be incurred for the fiscal year ending June 30, 2004.

                                Exploration      Exploration
               Capital            Required        Contingent
Fiscal Year  Expenditures       Expenditures    Expenditures         Total
-----------  ------------       -------------   ------------        ----------
   2004         $2,652,000       $2,693,000        $4,713,000     $ 10,058,000
   2005                  -          859,000        18,431,000       19,290,000
   2006                  -          253,000         5,327,000        5,580,000
   2007                  -                -           855,000          855,000
   2008                                   -         1,081,000        1,081,000
                ----------       ----------       -----------       ----------
   Total        $2,652,000       $3,805,000       $30,407,000      $36,864,000
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

Note 13. Accounts and Notes Receivable
         -----------------------------

         Accounts and notes receivable consist primarily of the amounts due from the sale of oil and gas ($2,824,000) and the amounts due from working interest partners ($1,631,000).

Note 14. Pension plan costs
         ------------------

     Pension plan costs for the three and nine month periods ended March 31, 2004 and 2003 are as follows:

                           Three  months  ended            Nine months  ended
                                 March 31,                      March 31,
                                 ---------                      ---------
                          2004           2003               2004          2003
                           ----          ----               ----          ----
                        $43,007         $37,475           $127,115      $112,424

         The individual components of net pension expense for pension plan costs were not significantly different during the periods.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                 March 31, 2004

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

         The estimated liability was based on the future estimated cost of plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley and Mereenie fields in the Northern Territory of Australia. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in the estimates of these costs. During the nine months ended March 31, 2004, the Company recorded a liability for the Nockatunga project using a credit-adjusted risk-free rate of 6.25% and for the Kotaneelee gas field using a credit-adjusted risk-free rate of 4.5%.

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

Liquidity and Capital Resources
-------------------------------

Consolidated
------------

         At March 31, 2004, the Company on a consolidated basis had approximately $22.8 million in cash and cash equivalents and marketable securities.

         A summary of the major changes in cash and cash equivalents during the nine month period ended March 31, 2004 is as follows:

          Cash and cash equivalents at beginning of period    $20,041,000
          Net cash provided by operations                       4,395,000
          Marketable securities (purchased) matured net          (694,000)
          Net additions to property and equipment              (4,793,000)
          Dividends to MPAL minority shareholders               (745,000)
          Effect of exchange rate changes                       1,675,000
                                                              -----------
          Cash and cash equivalents at end of period          $19,879,000
                                                              ===========

Net cash provided by operations
-------------------------------

         Net cash provided by operations decreased $498,000 from $4,893,000 during the 2003 period compared to $4,395,000 in the 2004 period. Cash funds derived from operations increased $1,880,000 during the 2004 period, which was offset by the $2,378,000 decrease in changes in operating assets and liabilities during the 2004 period. The primary reason for the increase in cash funds derived from operations during the 2004 period was the nonrecurring receipt of the settlement payment of $851,000 from the Kotaneelee litigation. The $3,850,000 change in accounts payable reduced cash funds available during 2004.

Marketable securities purchased and sold or matured
---------------------------------------------------

         During the 2004 period, part of the proceeds of the Kotaneelee gas field settlement was invested in securities with maturities of more than three months.

Net additions to property and equipment
---------------------------------------

         The net additions to property and equipment of $4,793,000 are primarily the purchase of the Nockatunga project for approximately $1,400,000 and the upgrading of the Mereenie field.

Dividends to MPAL minority shareholders
---------------------------------------

         During November 2003, MPAL paid a dividend of A.$.05 per share to all of its shareholders which totaled $1,656,000. MPC's share of the dividend was approximately $911,000 and the amount paid to the minority shareholders was $745,000.

Effect of exchange rate changes
-------------------------------

         The value of the Australian dollar relative to the U.S. dollar increased 14% to $.7657 at March 31, 2004, compared to a value of $.6737 at June 30, 2003.

As to MPC
---------

         At March 31, 2004, MPC, on an unconsolidated basis, had working capital of approximately $3.8 million. MPC's current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain or increase its majority ownership interest in its subsidiary. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange
1.2 million shares of MPAL for 1.3 million shares of the Company's common stock. After the exchange, the Company's interest in MPAL increased to 55% from 52.44%.

         During November 2003, MPC received a dividend of approximately $911,000 from MPAL.

         MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2004, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the nine months ended March 31, 2004.

As to MPAL
----------

         At March 31, 2004, MPAL had working capital of approximately $19.6 million. MPAL has budgeted approximately $3.4 million for specific exploration projects in fiscal year 2004 as compared to the $4.5 million expended during fiscal 2003. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL's future revenues are expected to be derived from the sale of gas in Australia, based on its current composition of oil and gas reserves. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

         The following is a summary of MPAL's required and contingent commitments for exploration expenditures for the five year period ending June 30, 2008 and its capital expenditure commitments for the fiscal year 2004. The amount of capital expenditures for the period 2005-2008 is not known at this time. The contingent amounts will be dependent on such factors as the results of the current program to evaluate the exploration permits, drilling results and MPAL's financial position. It is not likely that the total amount of the contingent exploration expenditures will be incurred for the fiscal year ending June 30, 2004.

                                 Exploration      Exploration
                Capital            Required        Contingent
Fiscal Year    Expenditures       Expenditures    Expenditures         Total
-----------    ------------       -------------   ------------     ----------
   2004         $2,652,000       $2,693,000        $4,713,000     $ 10,058,000
   2005                  -          859,000        18,431,000       19,290,000
   2006                  -          253,000         5,327,000        5,580,000
   2007                  -                -           855,000          855,000
   2008                                   -         1,081,000        1,081,000
                ----------       ----------        ----------        ---------
   Total        $2,652,000       $3,805,000       $30,407,000      $36,864,000
                ==========       ==========       ===========      ===========

         MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties. In addition to the expenditures discussed above, the operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. The Mereenie Producers are installing additional compression equipment in the field at a cost of $13.1 million (MPAL share $4.6 million) that will increase field deliverability and partially meet certain gas contract requirements. Two gas wells will also be drilled in fiscal 2005 to meet the gas contractual requirements until June 2007.


         The operator of the Kotaneelee gas field is proposing, that commencing on about August 15, 2004, a development well be drilled in the field at a cost of approximately $12 million of which MPC's approximate 2.67% share would be approximately $320,000. Because MPC is in a carried interest position, MPC will not be required to advance any funds for the drilling of the proposed well. There are no assurances that the proposed well will be drilled. If the proposed well is drilled, the cost of the well would be charged to the Company's carried interest account as the costs are incurred. MPC's monthly revenue payments would be reduced until the working interest partners recover MPC's share of the cost of the proposed well. If the well is successful, MPC will receive its share of revenue from the sale of gas from well when the well is put on production.

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

         In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," was effective for the Company on December 31, 2003. FIN 46 requires that the party to a VIE that absorbs the majority of the VIE's losses, defined as the "primary beneficiary," consolidate the VIE. The Company has determined that it is not required to consolidate or disclose information about a VIE. In December 2003, the FASB issued a revised version of FIN 46R that was effective for the Company on March 31, 2004. FIN 46R did not have an impact on the Company's consolidated financial statements.

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

         In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." (SFAS No. 132R) This statement revises employers' disclosures about pension plans and other postretirement benefit plans, requires additional disclosures about the assets, obligations, cash flows, and the net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and requires companies to disclose various elements of pension and postretirement benefit costs in interim period financial statements. The annual disclosures in SFAS No. 132R are effective for the Company's defined benefit pension plan for the fiscal year ending June 30, 2004, while the new interim period disclosures were required for the quarter ended December 31, 2003. The required disclosures are included in Note 14. Pension plan costs.

Three months ended March 31, 2004 vs. March 31, 2003
----------------------------------------------------


                                    Revenues
                                    --------

          Oil sales increased 39% in the 2004 quarter to $1,362,000 from $982,000 in 2003 because of a 29% Australian foreign exchange rate increase discussed below and new oil sales from the Cooper Basin and the Nockatunga project. Oil unit sales are expected to continue to decline in the Mereenie field unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels
(bbls) and the average price per barrel sold during the periods indicated were as follows:


                                                         Three months ended March 31,
                                                         ----------------------------
                                              2004                                       2003
                                         -------------------                    ----------------------
                                              Sales                                     Sales
                                              -----                                     -----
                                                      Average price                            Average price
                                     Bbls              A.$ per bbl             Bbls             A.$ per bbl
                                     ----              -----------             ----             -----------
Australia:
  Mereenie field                      32,301              43.93                  36,676            49.44
  Cooper Basin                         1,565              37.51                       -              -
  Nockatunga project                  12,077              37.67                       -              -
                                      ------                                    -------
Total                                 45,943              42.07                  36,676            49.44
                                      ======                                     ======

         Gas sales increased 21% to $3,014,000 in 2004 from $2,498,000 in 2003 because of the 29% Australian foreign exchange rate increase discussed below.

                                          Three months ended March 31,
                                          ----------------------------
                                           2004                    2003
                                          ----------             --------
Australia                                 $2,895,000             $2,335,000
Canada-recurring                             119,000                163,000
                                          ----------             ----------
Total                                     $3,014,000             $2,498,000
                                          ==========             ==========







         During the 2004 period, the volume of gas sold in Australia decreased 4%, and the average price of gas sold decreased 1%. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                2004 Sales                                  2003 Sales
                                           -----------------------                     --------------------
                                        bcf        A.$ average price per mcf        bcf        A.$ average price per mcf
                                        ---        -------------------------        ---        -------------------------

Australia: Palm Valley                  .711                2.13                    .756              2.14
Australia: Mereenie                     .960                2.78                    .987              2.85
                                        ----                                        ----
       Total                           1.671                2.51                    1.743             2.54
                                       =====                                        ====

         Other production related revenues increased 21% to $463,000 in 2004 from $384,000 in 2003 because of the 29% Australian foreign exchange rate increase discussed below. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues.

         Interest and other income increased 30% to $270,000 in 2004 from $207,000 in 2003 primarily because of the 29% Australian foreign exchange rate increase discussed below.

                               Costs and Expenses
                               ------------------

         Production costs increased 9% in 2004 to $1,277,000 from $1,169,000 in 2003. The increase in 2004 is primarily the 29% Australian foreign exchange rate increase discussed below and the new production costs of $128,000 for the Nockatunga project and the Cooper Basin. These increases were partially offset by a decrease in production costs applicable to two wells that were plugged and abandoned in the Mereenie field in 2003. In addition, a Mereenie two well workover program was completed during the 2003 period.

         Exploration and dry hole costs increased 4% to $680,000 in 2004 from $656,000 in 2003. The 2004 and 2003 costs related to the exploration work being performed on MPAL's properties. The primary reason for the increase is the 29% Australian foreign exchange rate increase discussed below. For the 2004 period, exploration costs totaled $370,000 and dry hole costs totaled $310,000. For the 2003 period, exploration costs totaled $656,000. The dry holes were drilled on MPAL properties in Australia and New Zealand.

         Salaries and employee benefits increased 50% to $702,000 in 2004 from $469,000 in 2003. During the 2004 period, there was a 29% increase in the Australian foreign exchange rate as discussed below. In addition, there were also regular annual increases in salaries and MPC hired a new officer.

         Depletion, depreciation and amortization increased 74% from $907,000 in 2003 to $1,581,000 in 2004. During the 2004 period, there was a 29% increase in the Australian foreign exchange rate as discussed below. Depletion expense for the Palm Valley and Mereenie fields increased 26% during the period primarily because of the increased costs of the current Mereenie development program. In addition, $128,000 in DD&A was also recorded in the 2004 period for the Nockatunga project and the Cooper Basin. In the 2003 period, there was a reduction in the depletion costs attributable to the Palm Valley field because the gas reserves were increased by 35%.

         Auditing, accounting and legal expenses increased 82% in 2004 to $89,000 from $49,000 in 2003 primarily because of the 29% Australian foreign exchange rate increase discussed below and complying with the statutory requirements applicable to public companies.

         Accretion expense increased 29% in the 2004 period from $80,000 in 2003 to $103,000 in 2004. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. The increase in the 2004 period is primarily the 29% increase in the Australian foreign exchange rate as discussed below and the additions for the Nockatunga project and the Kotaneelee gas field. These increases were offset by a revision of estimates that reduced the amount of ARO in 2003.

         Shareholder communications costs increased 3% from $34,000 in 2003 to $35,000 in 2004 primarily because of MPC and MPAL's increased costs related to their status as public companies.

         Other administrative expenses increased 908% from $13,000 in 2003 to $131,000 in 2004. During the 2004 period, there was a 29% increase in the Australian foreign exchange rate as discussed below. In addition, there were increases in consultants' fees ($71,000), directors' fees and expenses ($38,000), insurance costs ($23,000), rent ($24,000) and taxes ($10,000) during the 2004 period that were partially offset by the amount of $48,000 in overhead charges that MPAL as operator was able to charge its partners.

                                  Income Taxes
                                  ------------

          Income tax provision decreased in 2004 to a tax provision of $115,000 from a tax provision of $190,000 in 2003 because of lower book taxable income in 2004. The components of the income tax (in thousands) between MPC and MPAL are as follows:


                                                  2004           2003
                                                -------        -------
Pretax consolidated income                       $511           $ 693
   MPC's non Australian loss not recognized       139              32
   Permanent differences-Australia               (337)           (217)
                                                 -----           -----
Book taxable income-Australia                    $313           $ 508
                                                 ====           =====

Australian tax rate                              30%               30%
                                                 ===               ===

Australian income tax provision                 $(94)            $(152)
Tax benefit of MPAL priors year losses             8                 -
MPC income tax provision                         (29)              (38)
                                                -----             -----
Income tax provision                            $(115)           $(190)
                                                ======           ======

Current income tax provision                    $(29)            $(38)
Deferred income tax provision                    (86)             (152)
                                                -----            ------
Income tax provision                           $(115)           $ (190)
                                               ======           =======

Effective tax rate                                22%              27%
                                                  ===              ===

         MPC's 2004 and 2003 income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds. As of June 30, 2003, MPAL had an operating loss of $5,550,000 from financing the exploration activities, the $1,665,000 benefit of which had not been taken into account because there was no assurance at the time that the loss benefit would be realized.


                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.7657 at March 31, 2004 compared to a value of $.7529 at December 31, 2003. This resulted in a $429,000 credit to the foreign currency translation adjustments account for the three months ended March 31, 2004. The average exchange rate used to translate MPAL's operations in Australia was $.7658 for the quarter ended March 31, 2004, which is a 29% increase compared to the $.5938 rate for the quarter ended March 31, 2003.

Nine months ended March 31, 2004 vs. March 31, 2003
---------------------------------------------------

                                    Revenues
                                    --------

          Oil sales increased 45% in 2004 to $3,637,000 from $2,507,000 in 2003 because of a 26% Australian foreign exchange rate increase discussed below and new oil sales from the Cooper Basin and the Nockatunga project. Oil unit sales are expected to continue to decline in the Mereenie field unless additional development wells are drilled to maintain production levels. MPAL is dependent on the operator (65% control) of the Mereenie field to maintain production. Oil unit sales (before deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                                                                Nine months ended March 31,
                                          ------------------------------------------------------------
                                             2004 Sales                                      2003 Sales
                                    --------------------------------               ----------------------------
                                                        Average price                                  Average price
                                     Bbls                A.$ per bbl                Bbls                A.$ per bbl
                                     ----                -----------                ----                -----------
Australia:
  Mereenie field                     101,317                41.48                   106,686                45.44
  Cooper Basin                         6,227                36.14                         -                    -
  Nockatunga project                  30,344                36.60                         -                    -
                                     -------                                        -------
Total                                137,888                40.16                   106,686                45.44
                                     =======                                        =======

         Gas sales increased 39% to $9,932,000 in 2004 from $7,153,000 in 2003 because of the 26% Australian foreign exchange rate increase discussed below and the proceeds from the Canadian Kotaneelee gas field settlement.

                                               Nine months ended March 31,
                                            2004                    2003
                                         ----------               --------
Australia                                 $8,487,000             $6,820,000
Canada-recurring                             310,000                333,000
Canada-settlement                          1,135,000                      -
                                           ---------             ----------
Total                                     $9,932,000             $7,153,000
                                          ==========             ==========


         During the 2004 period, the volume of gas sold in Australia remained relatively unchanged but the average price of gas sold decreased 2%. The volumes in billion cubic feet (bcf) (before deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:


                                                             Nine months ended March 31,
                                                             ---------------------------
                                                 2004 Sales                                2003 Sales
                                          -----------------------                     --------------------
                                        bcf      A.$ average price per mcf          bcf     A.$ average price per mcf
                                        ---      -------------------------          ---     -------------------------

Australia: Palm Valley                 2.166                2.19                   2.333              2.37
Australia: Mereenie                    2.989                2.81                   2.805              2.78
                                       -----                                       -----
       Total                           5.155                2.54                   5.138              2.58
                                       =====                                       =====

         Other production related revenues increased 49% to $1,266,000 in 2004 from $849,000 in 2003. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold at Mereenie, and because of the 26% Australian foreign exchange rate increase discussed below.

         Interest and other income increased 34% to $848,000 in 2004 from $632,000 in 2003 primarily because of the $102,000 interest received from the funds held in escrow from the Kotaneelee settlement and because of the 26% Australian foreign exchange rate increase discussed below.

                               Costs and Expenses
                               ------------------

         Production costs increased 32% in 2004 to $4,055,000 from $3,065,000 in 2003 in part because of the 26% Australian foreign exchange rate increase discussed below. During 2004, production costs also increased because of the new costs of $431,000 for the Nockatunga project and the Cooper Basin. These increase were partially offset by a decrease in production costs applicable to two wells that were plugged and abandoned in the Mereenie field in 2003. In addition, a Mereenie two well workover program was completed during the 2003 period.

         Exploration and dry hole costs increased 32% to $2,585,000 in 2004 from $1,952,000 in 2003. The 2004 and 2003 costs related to the exploration work being performed on MPAL's properties. The primary reason for the increase in 2004 is the 26% Australian foreign exchange rate increase discussed below. For the 2004 period, exploration costs totaled $1,145,000 and dry hole costs totaled $1,440,000. For the 2003 period, exploration costs totaled $1,366,000 and dry hole costs totaled $586,000. The dry holes were drilled on MPAL properties in Australia and New Zealand

         Salaries and employee benefits increased 40% to $1,983,000 in 2004 from $1,416,000 in 2003. During the 2004 period, there was a 26% increase in the Australian foreign exchange rate as discussed below. In addition, there were also regular annual increases in salaries and MPC hired a new officer.

         Depletion, depreciation and amortization increased 69% from $2,563,000 in 2003 to $4,325,000 in 2004. During the 2004 period, there was a 26% increase in the Australian foreign exchange rate as discussed below. Depletion expense for the Palm Valley and Mereenie fields increased 27% during the period primarily because of the increased costs of the current Mereenie development program. In addition in 2004, $356,000 in DD&A was also recorded for the Nockatunga project and the Cooper Basin. The reserves in the Cooper Basin were reduced by 50% from 50,000 barrels to 25,000 barrels during the current period because of lower oil production than estimated. In the 2003 period the Palm Valley gas reserves were increased by 35% and DD&A decreased by approximately $405,000 because of this change in gas reserves. In addition, in 2003 the amount estimated for salvage value was increased and reduced DD&A by approximately $145,000.

         Auditing, accounting and legal expenses increased 5% in 2004 to $330,000 from $314,000 in 2003 primarily because of the 26% Australian foreign exchange rate increase discussed below and complying with the statutory requirements applicable to public companies. The increase was partially offset because the 2003 period included higher audit fees in connection with the adoption of the new accounting standard for asset retirement obligations.

         Accretion expense increased 19% in the 2004 period from $229,000 in 2003 to $273,000 in 2004. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. The increase in the 2004 period results from the 26% increase in the Australian foreign exchange rate as discussed below and the additions for the Nockatunga project and the Kotaneelee gas field. In 2003, there was a revision of estimates that reduced the amount of ARO in 2003 that partially offset the increase in 2004.

         Shareholder communications costs increased 5% from $149,000 in 2003 to $156,000 in 2004 primarily because of MPC and MPAL's increased costs related to their status as public companies.

         Other administrative expenses increased 63% from $262,000 in 2003 to $427,000 in 2004. During the 2004 period, there was a 26% increase in the Australian foreign exchange rate as discussed below. In addition, there were increases in consultants' fees ($65,000), directors' fees and expenses ($89,000), insurance costs ($25,000), rent ($39,000) and travel expenses ($26,000) during the 2004 period that were partially offset by the amount of $79,000 in overhead charges that MPAL as operator was able to charge its partners.

                                  Income Taxes
                                  ------------

          Income tax provision increased in 2004 to $463,000 from $403,000 in 2003 primarily because of MPC's income from the Kotaneelee settlement. The components of the income tax (in thousands) between MPC and MPAL are as follows:


                                                       2004            2003
                                                      ------          -----
Pretax consolidated income                           $1,549         $ 1,192
   MPC's non Australian (income) loss not recognized   (700)            333
   Permanent differences-Australia                     (819)           (448)
                                                      -----            -----
Book taxable income-Australia                          $ 30          $ 1,077
                                                       ====          =======

Australian tax rate                                     30%             30%
                                                        ===             ===

Australian income tax provision                         $(9)          $ (323)
Tax benefit of MPAL prior year losses                     9                -
MPC income tax provision                               (463)            (80)
                                                       -----           -----
Income tax provision                                  $(463)          $ (403)
                                                      ======           =====

Current income tax provision                          $(463)            $(80)
Deferred income tax provision                              -            (323)
                                                       -----           ------
Income tax provision                                  $(463)          $ (403)
                                                      ======           ======

Effective tax rate                                      30%              34%
                                                        ===              ===


         MPC's 2004 and 2003 income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds. As of June 30, 2003, MPAL had an operating loss of $5,550,000 from financing the exploration activities, the $1,665,000 benefit of which had not been taken into account because there was no assurance at the time that the loss benefit would be realized.


                                 Exchange Effect
                                 ---------------

         The value of the Australian dollar relative to the U.S. dollar increased to $.7657 at March 31, 2004 compared to a value of $.6737 at June 30, 2003. This resulted in a $3,162,000 credit to the foreign currency translation adjustments account for the nine months ended March 31, 2004. The 14% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at March 31, 2004 from the June 30, 2003 amounts. The average exchange rate used to translate MPAL's operations in Australia was $.7138 for the nine month period ended March 31, 2004, which is a 26% increase compared to the $.5664 rate for nine month period ended March 31, 2003.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                                 March 31, 2004

Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. For the nine month period ended March 31, 2004, oil sales represented approximately 27% of production revenues, therefore, an increase in the world price of crude oil would only have a modest positive impact on the Company's earnings, while a decrease in crude oil prices would have a similar negative impact on earnings. Gas sales, which represented approximately 73% of production revenues in 2004, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index. At March 31, 2004, the carrying value of such investments in marketable securities including those classified as cash and cash equivalents was approximately $21.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 4.       Controls and Procedures
-------       -----------------------

          Disclosure Controls and Procedures
          ----------------------------------

          An evaluation was performed under the supervision and with the participation of the Company's management, including James R. Joyce, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of March 31, 2004. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

          Internal Control Over Financial Reporting.
          ------------------------------------------

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2004 of the Company's fiscal year ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                                 March 31, 2004

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

Item 2            Changes in Securities, Use of Proceeds and Issuer Purchases of
----------        --------------------------------------------------------------
                  Equity Securities
                  ------------------

          The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:


                                                                            Total Number of       Maximum Number of
                                                                           Shares Purchased as    Shares that May Yet
                          Total Number of         Average Price Paid        Part of Publicly      Be Purchased Under
Period                    Shares Purchased            per Share             Announced Plan (1)            Plan
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Jan. 1-31, 2004                               0                       0                      0                319,150
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Feb. 1-29, 2004                               0                       0                      0                319,150
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Mar. 1- 31, 2004                              0                       0                      0                319,150
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(1) The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2004, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

Item 5            Other Information
------            -----------------

         During March 2004, MPAL reached an agreement with Antrim Energy Australia regarding its 50 percent interest in each of exploration permits WA-306-P and WA-307-P in the Barcoo Sub-Basin located in the southwest portion of the Browse Basin. Antrim Energy Australia, Operator of the joint ventures, will fund the drilling of the South Galapagos-1 well in WA-306-P to earn a further 37.5% interest in the WA-306-P permit. MPAL's interest in WA-306-P will reduce to 12.5%. The operator has entered into a drilling contract with SedcoForex International Inc to use the Sedco 703 semi-submersible drilling rig to drill the well later this year.

         During March 2004, MPAL reached an agreement with a United Kingdom listed company, Black Rock Oil & Gas Plc, to farmout a 15% interest in PEL 94 and a 10% interest in PEL 110, located in the Cooper Basin of South Australia. Black Rock will fund part of the cost of the upcoming Malleus 2D seismic survey in PEL 94 and part of the cost of the next well drilled in each of the two permits to earn the interests. MPAL currently holds a 50% interest in PEL 94 and a 37.5% interest in PEL 110, and these interests will reduce accordingly.

                         MAGELLAN PETROLEUM CORPORATION
                                    Form 10-Q

                           PART II - OTHER INFORMATION

                                 March 31, 2004

Beach Petroleum (Operator) will drill the Myponga-1 well in PEL 94 and the Noarlunga-1 well in PEL 95 (MPAL 50% interest), commencing in June 2004.

         A development well, Palm Valley-11, received approval from the Northern Territory Government in January 2004 and is scheduled for drilling in May to increase deliverability from the field. MPAL is currently planning to start the drilling of the well on May 17, 2004.

          A United Kingdom company, Electro Silica Oil & Gas Plc, is earning a 25% interest in exploration permit PEP 38222 (MPAL currently holds a 100% interest) in the Great South Basin, offshore the South Island of New Zealand, by funding the acquisition, processing and interpretation of 2000 line kilometers of 2D seismic data in the permit. The acquisition of the survey was completed in late April. Under the farmout arrangement, Electro Silica has the option to acquire a further 50% interest from MPAL by funding the drilling of an exploration well in the permit.

         In February 2004, the New Zealand Government announced the award of six offshore and seven onshore permits in the Taranaki Basin of the North Island of New Zealand. MPAL and its co-venturers were successful in their bid for Block M (formerly PPP 38761) and Block N, which were granted as PEP 38765 (MPAL 12.5% interest) and PEP 38766 (MPAL 25% interest). The operator, Tap Oil, will drill an exploration well in PEP 38765 later this year.

         Effective March 1, 2004, the Company appointed Daniel J. Samela as its Treasurer pursuant to an employment agreement with a continually renewing three-year and 30 day term. The employment agreement provides that Mr. Samela will serve as the Company's Chief Financial Officer and Acting President and Chief Executive Officer, effective July 1, 2004. Mr. Samela will replace Mr. James R. Joyce, the Company's President and Chief Financial Officer, upon Mr. Joyce's previously announced retirement from the Company, effective June 30, 2004. Mr. Samela, 56, a Certified Public Accountant has held various senior level financial positions during his career. Most recently he was Chief Financial Officer of Evercel, Inc., a publicly held energy related company. Prior to that position he was Controller and Chief Accounting Officer of Trigen Energy Corporation, a publicly held thermal and electric cogeneration company.

         Under the employment agreement, Mr. Samela will receive an annual salary of $125,000, increasing to $175,000 effective July 1, 2004. Mr. Samela is also eligible to receive an annual bonus award of up to $25,000 in the discretion of the Board of Directors. In addition, Mr. Samela will receive reimbursements of approximately $21,000 for insurance costs and there will be a annual contribution of 15% of his total compensation to a Simplified Employee Pension. The agreement also provides that Mr. Samela will be awarded options to acquire 30,000 shares of the Company's common stock, with an exercise price per share equal to the closing price per share of the Company's common stock as reported by the Nasdaq SmallCap Market on July 1, 2004. Options covering 10,000 of such shares will vest as of July 1, 2005, with the remaining shares vesting ratably on the second and third anniversaries of the effective date of the grant. A copy of Mr. Samela's employment agreement is filed herewith as Exhibit 10.1.

                         MAGELLAN PETROLEUM CORPORATION
                                    Form 10-Q

                           PART II - OTHER INFORMATION

                                 March 31, 2004

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

          (a)     Exhibits

          10(1)   Material contracts

                   Employment Agreement between Daniel J. Samela and Magellan Petroleum Corporation effective March 1, 2004 is filed herein.

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


          (b) Reports on Form 8-K

                  On February 20, 2004, the Company filed a Current Report on Form 8-K to report that the Company's registration statement in Form S-3 relating to the public sale of up to 1,300,000 shares of the Company's Common stock became effective.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 March 31, 2004



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                            MAGELLAN PETROLEUM CORPORATION
                                            ------------------------------
                                                    Registrant






Date:  May 13, 2004            By /s/ James R. Joyce
-----  ------------            ---------------------------------------------
                               James  R.  Joyce, President and Chief Executive
                               Officer, Chief Financial and Accounting Officer