Form 10-Q
period 2004-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2004-11-19
CIK 61398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number 1-5507

                         MAGELLAN PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                  06-0842255
--------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

10 Columbus Boulevard, Hartford, Connecticut                     06106
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (860) 293-2006
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       [X] Yes [ ] No

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     [ ] Yes [X] No

      The number of shares outstanding of the issuer's single class of common stock as of November 15, 2004 was 25,783,243.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
ITEM 1        Financial Statements (unaudited)

              Consolidated balance sheets at September 30, 2004
              and June 30, 2004                                                     3

              Consolidated statements of income (loss) for the three
              months ended September 30, 2004 and 2003                              4

              Consolidated statements of cash flows for the three months
              ended September 30, 2004 and 2003                                     5

              Notes to consolidated financial statements                            6

ITEM 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  11

ITEM 3        Quantitative and Qualitative Disclosure About Market Risk            17

ITEM 4        Disclosure Controls and Procedures                                   18

                           PART II - OTHER INFORMATION

ITEM 1        Legal Proceedings                                                    19

ITEM 2        Unregistered Sales of Equity Securities and Use of Proceeds          19

ITEM 6        Exhibits                                                             20

              Signatures                                                           21

              Certifications                                                    22-23

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,     June 30,
                                                                  -------------    ------------
                                                                      2004            2004
                                                                  -------------    ------------
                                                                  (unaudited)         (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 18,641,864     $ 20,406,620
  Accounts receivable-Trade                                          3,946,620        2,931,609
  Accounts receivable-Working Interest Partners                        742,422        1,044,619
  Marketable securities                                              2,737,849        2,584,296
  Inventories                                                          495,751          595,948
  Other assets                                                         275,620          318,141
                                                                  ------------     ------------
        Total current assets                                        26,840,126       27,881,233
                                                                  ------------     ------------

Marketable securities                                                  591,597          592,138

Property and equipment:
  Oil and gas properties (successful efforts method)                72,750,687       69,970,134
  Land, buildings and equipment                                      2,340,373        2,264,004
  Field equipment                                                    1,519,743        1,482,639
                                                                  ------------     ------------
                                                                    76,610,803       73,716,777
  Less accumulated depletion, depreciation and amortization        (51,981,773)     (49,295,770)
                                                                  ------------     ------------
         Net property and equipment                                 24,629,030       24,421,007
                                                                  ------------     ------------

  Total assets                                                    $ 52,060,753     $ 52,894,378
                                                                  ============     ============

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  2,718,574     $  4,367,305
  Accrued liabilities                                                1,478,582        1,550,045
  Income taxes payable                                                  58,487          267,645
                                                                  ------------     ------------
        Total current liabilities                                    4,255,643        6,184,995
                                                                  ------------     ------------

Long term liabilities:
  Deferred income taxes                                                408,661          403,261
  Asset retirement obligations                                       5,065,130        4,852,416
                                                                  ------------     ------------
        Total long term liabilities                                  5,473,791        5,255,677
                                                                  ------------     ------------

Minority interests                                                  17,107,915       16,533,491

Commitments

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 25,783,243 and 25,783,243 shares                       257,832          257,832
  Capital in excess of par value                                    44,402,182       44,402,182
                                                                  ------------     ------------
Total capital                                                       44,660,014       44,660,014
  Accumulated deficit                                              (15,549,805)     (15,248,422)
  Accumulated other comprehensive loss                              (3,886,805)      (4,491,377)
                                                                  ------------     ------------
Total stockholders' equity                                          25,223,404       24,920,215
                                                                  ------------     ------------
Total liabilities, minority interests and stockholders' equity    $ 52,060,753     $ 52,894,378
                                                                  ============     ============

Note: The balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date.
                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                Three months ended
                                                                   September 30,
                                                            -----------------------------
                                                               2004             2003
                                                            ------------     ------------
REVENUES:
  Oil sales                                                 $  1,910,847     $  1,093,102
  Gas sales                                                    2,366,807        3,830,499
  Other production related revenues                              299,787          472,906
                                                            ------------     ------------
  Total revenues                                               4,577,441        5,396,507
                                                            ------------     ------------

COSTS AND EXPENSES:
  Production costs                                             1,527,790        1,299,055
  Exploration and dry hole costs                               1,118,460          566,199
  Salaries and employee benefits                                 670,140          562,955
  Depletion, depreciation and amortization                     1,400,658        1,077,959
  Auditing, accounting and legal services                        180,835          141,409
  Accretion expense                                               94,370           81,873
  Shareholder communications                                      43,511           32,765
  Other administrative expenses                                  101,393          137,774
                                                            ------------     ------------
  Total costs and expenses                                     5,137,157        3,899,989
                                                            ------------     ------------
Operating income (loss)                                         (559,716)       1,496,518
                                                            ------------     ------------

   Interest income                                               355,652          335,412

Income (loss) before income taxes and minority interests        (204,064)       1,831,930
Income tax provision                                               5,334          410,742
                                                            ------------     ------------
Income (loss) before minority interests                         (209,398)       1,421,188
Minority interests                                               (86,124)        (353,902)
                                                            ------------     ------------
Net income                                                  $   (295,522)    $  1,067,286
                                                            ============     ============

Average number of shares:
   Basic                                                      25,783,243       25,077,376
                                                            ============     ============
   Diluted                                                    25,783,243       25,091,900
                                                            ============     ============

Income (loss) per share (basic and diluted)
Net income (loss)                                           $       (.01)    $        .04
                                                            ============     ============

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Three months ended
                                                                      September 30,
                                                               -----------------------------
                                                                  2004              2003
                                                               ------------     ------------
OPERATING ACTIVITIES:
  Net income (loss)                                            $   (295,522)    $  1,067,286
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depletion, depreciation and amortization                    1,400,658        1,077,959
      Accretion expense                                              94,370           81,873
      Deferred income taxes                                          (4,753)               -
      Minority interests                                             86,124          353,902
      Exploration and dry hole costs                              1,118,460          566,199
   Increase (decrease) in operating assets and liabilities:
      Accounts and notes receivable                                (608,187)      (1,401,333)
      Other assets                                                   42,520           12,662
      Inventories                                                   113,864         (104,064)
      Accounts payable and accrued liabilities                   (1,844,355)        (416,988)
      Income taxes payable                                         (210,896)         (16,317)
                                                               ------------     ------------
Net cash (used in) provided by operating activities                (107,717)       1,221,179

INVESTING ACTIVITIES:
  Additions to property and equipment                              (857,094)      (2,123,928)
  Oil and gas exploration activities                             (1,118,460)        (566,199)
  Marketable securities matured                                   1,597,637          997,528
  Marketable securities purchased                                (1,750,649)      (1,221,340)
                                                               ------------     ------------
Net cash used in investing activities                            (2,128,566)      (2,913,939)
                                                               ------------     ------------

FINANCING ACTIVITIES:
Net cash used in financing activities                                     -                -
                                                               ------------     ------------

Effect of exchange rate changes on cash
  and cash equivalents                                              471,527          219,877
                                                               ------------     ------------
Net increase (decrease) in cash and cash equivalents             (1,764,756)      (1,472,883)
  Cash and cash equivalents at beginning of year                 20,406,620       20,041,464
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 18,641,864     $ 18,568,581
                                                               ============     ============

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At September 30, 2004, MPC's principal asset was a 55% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia. MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

      The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. All amounts presented are in United States dollars, unless otherwise noted.

Certain reclassifications have been made to previously disclosed amounts to conform to current period reporting.

Note  2. Kotaneelee Litigation

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

Gas sales                     $ 1,135,000
Interest income                   102,000
Canadian withholding taxes       (386,000)
                              -----------
Total                         $   851,000
                              ===========

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

Note 3. Capital and stock options

      The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through June 30, 2003, the Company had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No shares were repurchased during the three months ended September 30, 2004 or for the fiscal year ended June 30, 2004.

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

                              EXPIRATION             NUMBER OF
OPTIONS OUTSTANDING              DATES                 SHARES              EXERCISE PRICES ($)
-------------------          ------------            ---------           ------------------------
June 30, 2002                                         871,000                   1.28-1.57
  Granted                       Jan. 2008              50,000                      .85
                                                     --------
June 30, 2003                                         921,000                   .85-1.57
  Expired                                            (126,000)                    1.57
  Cancelled                                           (25,000)                     .85
  Exercised                                          (175,000)                  .85-1.28
                                                     --------
June 30, 2004                                         595,000                     1.28
   Granted                   July 1, 2014              30,000                     1.45
                                                     --------
September 30, 2004                                    625,000            ($1.29 weighted average)
                                                     ========

SUMMARY OF OPTIONS OUTSTANDING AT SEPTEMBER 30, 2004

                                          EXPIRATION                                            EXERCISE
                                            DATES              TOTAL         VESTED            PRICES ($)
                                         -----------          -------        -------           ----------
Granted 2000                             Feb. 2005            595,000        595,000              1.28
Granted 2004
Total                                    July 2014             30,000              -              1.45
                                                              -------
                                                              625,000        595,000
                                                              =======        =======

OPTIONS RESERVED FOR FUTURE GRANTS                            175,000
                                                              =======

                        MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                              SEPTEMBER 30, 2004

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

      Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 2004 valuation model were: risk free interest rate - 4.95%, expected life - 10 years, expected volatility - .518, expected dividend - 0. These options will vest ratably over three years.

      Pro forma information regarding net income and earnings per share is required by Statement 148, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Company's pro forma information follows:

                                      Three months ended            Three months ended
                                      September 30, 2004            September 30, 2003
                                 ----------------------------    ---------------------------
Net income (loss) as reported    $  (295,522)    $      (.01)    $ 1,067,286     $       .04
Stock option expense                  (4,500)              -          (1,500)              -
                                 -----------     -----------     -----------     -----------
Pro forma net (loss) income      $  (300,022)    $      (.01)    $ 1,065,786     $       .04
                                 ===========     ===========     ===========     ===========

Note 4. Depletion, depreciation and amortization (DD&A)

      The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. During 2004, the Mereenie Producers installed additional compression equipment in the field at a cost of $13.1 million (MPAL share $4.6 million) designed to increase field deliverability and partially meet certain gas contract requirements. During October 2004, one of two gas wells necessary to improve field deliverability and meet gas contractual requirements through 2009 was drilled. The second well will be drilled later in the fiscal year.

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

Note 5. Comprehensive income (loss)

      Total comprehensive income (loss) during the three month periods ended September 30, 2004 and 2003 is as follows:

                                                               Accumulated
                                                                  other
                                   Three months ended         comprehensive
                                      September 30,               loss
                                ---------------------------   -------------
                                   2004            2003
                                ------------    -----------
Balance at June 30, 2004                                       $(4,491,377)
Net income (loss)
                                $  (295,522)    $ 1,067,286
Foreign currency translation
 adjustments                        604,572         241,837        604,572
                                -----------     -----------    -----------

Total comprehensive
 income                         $   309,050     $ 1,309,123
                                ===========    ===========
Balance at September 30, 2004                                  $(3,886,805)
                                                               ===========

Note 6. Investment in MPAL

      During the quarter ended September 30, 2004, MPC invested $29,466 in 31,606 shares of MPAL. This increased MPC's interest in MPAL from 55.06% to 55.13%. The difference between the acquisition cost of the MPAL shares and the book value of the additional MPAL interest acquired was allocated to oil and gas properties.

Note 7. Earnings per share

      Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three month period ended September 30, 2004 because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. For the three months ended September 30, 2004, the potential dilution items were 625,000 options on Company shares issued to employees and directors at an average price of $1.29 per share.

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

Note 8. Segment Information

           The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

                                    Three months ended
                                       September 30,
                                    -------------------
                                     2004        2003
                                    -------     -------
Revenues:
  MPC                               $    40     $ 1,234
  MPAL                                4,537       4,162
                                    -------     -------
  Total consolidated revenues       $ 4,577     $ 5,396
                                    =======     =======
Net income (loss):
  MPC                               $  (351)    $   635
  MPAL                                   55         432
                                    -------     -------
  Consolidated net income (loss)    $  (296)    $ 1,067
                                    =======     =======

Note 9. Exploration and Dry Hole Costs

      The 2004 and 2003 costs related primarily to the exploration work being performed on MPAL's properties. The dry holes were drilled on MPAL properties in Australia and New Zealand. During the 2004 quarter, the Company incurred $394,000 in costs for a dry hole in the Cooper Basin in South Australia.

Note 10. Asset Retirement Obligations

      A reconciliation of the Company's asset retirement obligations for the three months ended September 30, 2004, is as follows:

Balance at July 1, 2004          $4,852,000
Liabilities incurred
Liabilities settled                       -
Accretion expense                    94,000
Revisions to estimate                     -
Exchange effect                     119,000
                                 ----------
Balance at September 30, 2004    $5,065,000
                                 ==========

Note 11. Pension plan costs

      On August 31, 2004, the MPAL board formally terminated its defined benefit plan. The termination was effective as of June 30, 2004 and a settlement and curtailment loss of $1,237,425

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

was recognized during the fourth quarter of 2004. The final termination payment was $256,190. Therefore, there were no pension costs during the three months ended September 30, 2004. Pension costs for the three months ended September 30, 2003 were approximately $ 37,000.

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

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

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

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

      At September 30, 2004, the Company on a consolidated basis had approximately $18.6 million of cash and cash equivalents and $3.3 million of marketable securities.

      Net cash used in operations was $108,000 in 2004 compared to cash provided by operations of $1,221,000 in 2003. The decrease in cash provided by operations is primarily related to the absence in 2004 of cash received from the Kotaneelee settlement, lower MPAL net income and payment of 2003 payables in 2004 related to the Palm Valley drilling program.

      During 2004, the Company had net investments in marketable securities of $153,000 compared to $224,000 in 2003. The decrease in investments was the result of less cash provided by operations mentioned above.

      The Company invested $1,976,000 and $2,690,000 in oil and gas exploration activities during 2004 and 2003, respectively. The net decrease resulted from less investments in the Mereenie and Palm Valley fields in 2004 versus 2003. In addition, the Company purchased the Nockatunga oil field in 2003. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.

Effect of exchange rate changes

      The value of the Australian dollar relative to the U.S. dollar increased 2.5% to $.7168 at September 30, 2004, compared to a value of $.6993 at June 30, 2004.

As to MPC

      At September 30, 2004, MPC, on an unconsolidated basis, had working capital of approximately $3.3 million. MPC's current cash position and its annual MPAL dividend should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain or increase its majority ownership interest in its subsidiary.

      During November 2004, MPC received a dividend of approximately $975,000 from MPAL.

      MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2004, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the three months ended September 30, 2004.

As to MPAL

      At September 30, 2004, MPAL had working capital of approximately $19.5 million. MPAL has budgeted approximately $4 million for specific exploration projects in fiscal year 2005 as compared to the $5 million expended during fiscal 2004. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL's future revenues are expected to be derived from the sale of gas in Australia, based on its current

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

composition of oil and gas reserves. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2009. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties. The following is a summary of our consolidated contractual obligations:

                                                    Payments Due by Period
                                ---------------------------------------------------------------------
                                                                                               More
                                                Less Than                                      Than
  Contractual Obligations          Total          1 Year       1-3 Years      3-5 Years      5 Years
----------------------------    -----------    -----------    -----------    -----------     --------
Operating Lease Obligations         858,000        163,000        347,000        348,000         -
Purchase Obligations(1)           4,496,000      4,102,000        394,000              -         -
Asset Retirement Obligations      5,065,000         35,000        157,000      4,873,000         -
                                -----------    -----------    -----------    -----------         -
   Total                        $10,419,000    $ 4,300,000    $   898,000    $ 5,221,000         -
                                ===========    ===========    ===========    ===========         =

------------

(1) Represents firm commitments for exploration and capital expenditures. Exploration contingent expenditures of $36,419,000 which are not legally binding have been excluded from the table above and, based on exploration decisions, would be due as follows: $17,195, 000 (less than 1 year), $16,649,000 (1-3 years), $2,575,000 (3-5 years).

      MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will seek partners to share the above exploration costs. If MPAL's effort to find partners is unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties. In addition to the expenditures discussed above, the operator of the Mereenie field is implementing an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. During October 2004, one of two gas wells necessary to meet gas contractual requirements through 2009 was drilled. The second well will be drilled later in fiscal 2005.

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

                                    REVENUES

      OIL SALES INCREASED 75% in the 2004 quarter to $1,911,000 from $1,093,000 in 2003 because of the 8% Australian foreign exchange rate increase discussed below, increased volumes sold and a 63% increase in the average sales price per barrel. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                                       Three months ended September 30,
                              --------------------------------------------------------
                                    2004 Sales                    2003 Sales
                              ---------------------------    -------------------------
                                            Average price                Average price
                               Bbls          A.$ per bbl      Bbls        A.$ per bbl
                              ------        -------------    ------      -------------
Australia:
  Mereenie field              31,999            66.52        28,287          40.67
  Cooper Basin                 1,110            56.44         2,592          34.57
  Nockatunga project           6,766            55.03         7,234          36.72
                              ------                         ------
Total                         39,875            64.37        38,113          39.54
                              ======                         ======

      GAS SALES DECREASED 38% to $2,367,000 in 2004 from $3,830,000 in 2003. The decrease was the result of the one time proceeds of $1,135,000 from the Kotaneelee gas field settlement recorded in 2003, the decrease in volume and the decrease in the average price per mcf sold. This was partially offset by the 8% Australian foreign exchange rate increase discussed below. Due to a well being drilled in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from this field until its share of the drilling cost is absorbed.

                           Three months ended September 30,
                           --------------------------------
                             2004                   2003
                           ----------            ----------
Australia                  $2,327,000            $2,596,000
Canada-recurring               40,000                99,000
                           ----------
Canada-settlement                                 1,135,000
                                                 ----------
Total                      $2,367,000            $3,830,000
                           ==========            ==========

      During the 2004 period, the volume of gas sold in Australia decreased 12%, and the average price of gas sold decreased 2%. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                                 Three months ended September 30,
                                -----------------------------------------------------------------
                                         2004 Sales                          2003 Sales
                                -----------------------------       -----------------------------
                                        A.$ average price per               A.$ average price per
                                        ---------------------               ---------------------
                                 bcf            mcf                  bcf            mcf
                                -----           ----                -----           ----
Australia: Palm Valley           .542           2.14                 .612           2.17
Australia: Mereenie              .726           2.70                 .830           2.79
                                -----                               -----
       Total                    1.268           2.46                1.442           2.52
                                =====                               =====

      OTHER PRODUCTION RELATED REVENUES DECREASED 37% to $300,000 in 2004 from $473,000 in 2003. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues. The revenue decrease was due to lower sales volume from the Mereenie field in 2004.

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

      INTEREST INCOME INCREASED 6% to $356,000 in 2004 from $335,000 in 2003 primarily because of the 8% Australian foreign exchange rate increase discussed below.

                               COSTS AND EXPENSES

      PRODUCTION COSTS INCREASED 18% IN 2004 to $1,528,000 from $1,299,000 in 2003. The increase in 2004 was primarily the 8% Australian foreign exchange rate increase discussed below and increased salary costs related to the Mereenie field project.

      EXPLORATION AND DRY HOLE COSTS INCREASED 98% to $1,118,000 in 2004 from $566,000 in 2003. These costs related to the exploration work performed on MPAL's properties. The primary reasons for the increase in 2004 were seismic work performed on the Nockatunga project ($284,000) and costs related to a dry hole in the Cooper Basin in South Australia ($394,000). Also contributing to this increase was the 8% Australian foreign exchange rate increase discussed below. These costs were partially offset by less costs incurred in 2004 on properties in New Zealand.

      SALARIES AND EMPLOYEE BENEFITS INCREASED 19% to $670,000 in 2004 from $563,000 in 2003. During the 2004 period, there was an 8% increase in the Australian foreign exchange rate discussed below. In addition, there were also regular annual increases in salaries.

      DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 30% from $1,078,000 in 2003 to $1,401,000 in 2004. During the 2004 period, there was a 8% increase in the Australian foreign exchange rate as discussed below. Depletion expense for the Palm Valley and Mereenie fields increased $169,000 during the period primarily because of the increased depletion rate for 2004 due to lower reserves. In addition, depletion increased by $119,000 in the 2004 period for the Nockatunga project and the Cooper Basin.

      AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 28% IN 2004 to $181,000 from $141,000 in 2003 primarily because of the 8% Australian foreign exchange rate increase discussed below and because of the increased statutory requirements applicable to public companies.

      ACCRETION EXPENSE INCREASED 15% IN THE 2004 PERIOD from $82,000 in 2003 to $94,000 in 2004. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. The increase in the 2004 period is primarily the 8% increase in the Australian foreign exchange rate discussed below and the increased rate used for the Palm Valley and Mereenie fields.

      SHAREHOLDER COMMUNICATIONS COSTS INCREASED 33% from $33,000 in 2003 to $44,000 in 2004 primarily because of MPC and MPAL's increased costs related to their status as public companies.

      OTHER ADMINISTRATIVE EXPENSES DECREASED 27% from $138,000 in 2003 to $101,000 in 2004. During the 2004 period, there was a 8% increase in the Australian foreign exchange rate discussed below. This increase was offset by increases in overhead charges that MPAL as operator was able to charge its partners.

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

                                  INCOME TAXES

      INCOME TAX PROVISION DECREASED IN 2004 to a tax provision of $5,000 from a tax provision of $411,000 in 2003 because of lower book taxable income in 2004. The components of the income tax (in thousands) between MPC and MPAL are as follows:

                                                             2004          2003
                                                            -------       -------
Income(loss) before income taxes and minority interests     $  (204)      $ 1,832
   MPC's non Australian loss (income) (a)                       391        (1,045)
   Permanent differences-Australia                             (203)         (323)
                                                            -------       -------
Book taxable income (loss)-Australia                        $   (16)      $   464
                                                            =======       =======

Australian tax rate                                              30%           30%
                                                            =======       =======

Australian income tax (benefit) provision                        (5)      $   139
Tax benefit of MPAL losses                                     (139)
MPC income tax provision (a)                                     10           411
                                                            -------       -------
Income tax provision                                        $     5       $   411
                                                            =======       =======

Current income tax provision                                $    10       $   411
Deferred income tax (benefit) provision                          (5)            -
                                                            -------       -------
Income tax provision                                        $     5       $   411
                                                            =======       =======

Effective tax rate                                                             22%
                                                                          =======

(a) MPC did not recognize a deferred tax for its non Australian income tax losses during the quarter, as it is not likely that such deferred assets will be realized.

                                 EXCHANGE EFFECT

      THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.7168 AT SEPTEMBER 30, 2004 compared to a value of $.6993 at June 30, 2004. This resulted in a $605,000 credit to the foreign currency translation adjustments account for the three months ended September 30, 2004. The average exchange rate used to translate MPAL's operations in Australia was $.7097 for the quarter ended September 30, 2004, which was an 8% increase compared to the $.6588 rate for the quarter ended September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. For the three month period ended September 30, 2004, oil sales represented approximately 45% of production revenues, therefore, an increase in the world price of crude oil would only have a positive impact on the Company's earnings, while a decrease in crude oil prices would have a similar negative impact on earnings. Gas sales, which represented approximately

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004

55% of production revenues in 2004, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI). Accordingly, the price of gas will increase or decrease consistent with movement in the ACPI. At September 30, 2004, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $22 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

ITEM 4. CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including Daniel J. Samela, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2004. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

      Internal Control Over Financial Reporting.

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         MAGELLAN PETROLEUM CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION
                               SEPTEMBER 30, 2004

ITEM 1 LEGAL PROCEEDINGS

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:


                                                                            TOTAL NUMBER OF SHARES
                                                                             PURCHASED AS PART OF     MAXIMUM NUMBER OF SHARES
                     TOTAL NUMBER OF SHARES      AVERAGE PRICE PAID PER     PUBLICLY ANNOUNCED PLAN        THAT MAY YET BE
     PERIOD                 PURCHASED                    SHARE                       (1)                PURCHASED UNDER PLAN
-------------------  ----------------------      ----------------------     -----------------------   ------------------------
July 1-31, 2004              0                            0                           0                       319,150
Aug. 1-31, 2004              0                            0                           0                       319,150
Sept. 1- 30, 2004            0                            0                           0                       319,150

(1) The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2004, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                               SEPTEMBER 30, 2004

ITEM 6. EXHIBITS

      31.   Rule 13a-14(a) Certifications.

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

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                     MAGELLAN PETROLEUM CORPORATION
                                     ------------------------------
                                               Registrant

Date:  November 19, 2004                   By /s/ Daniel J. Samela
                                           -------------------------------------
                                           Daniel J. Samela, President and Chief
                                     Executive Officer, Chief Financial and
                                     Accounting Officer