Form 10-Q
period 2004-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2005-02-15
CIK 61398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number 1-5507

                         MAGELLAN PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             06-0842255
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

10 Columbus Boulvard, Hartford, CT                                      06106
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

      The number of shares outstanding of the issuer's single class of common stock as of February 11, 2005 was 25,783,243.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
ITEM 1 Financial Statements (unaudited)

       Condensed consolidated balance sheets at December 31, 2004 and June 30, 2004                 3

       Condensed consolidated statements of income (loss) for the three and six
       months ended December 31, 2004 and 2003                                                      4

       Condensed consolidated statements of cash flows for the six months
       ended December 31, 2004 and 2003                                                             5

       Notes to condensed consolidated financial statements                                         6

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations        9

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk                                   16

ITEM 4 Disclosure Controls and Procedures                                                          16

                                  PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings                                                                           17

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds                                 17

ITEM 4 Submission of Matters to a Vote of Security Holders                                         17

ITEM 6 Exhibits                                                                                    17

       Signatures                                                                                  18

       Certifications                                                                           19-20

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,       June 30,
                                                                  ------------     ------------
ASSETS                                                                2004             2004
                                                                  ------------     ------------
Current assets:                                                   (unaudited)         (Note)
  Cash and cash equivalents                                       $ 20,770,067     $ 20,406,620
  Accounts receivable-Trade                                          3,609,234        2,931,609
  Accounts receivable-Working Interest Partners                        449,725        1,044,619
  Marketable securities                                              3,014,186        2,584,296
  Inventories                                                          616,903          595,948
  Income taxes receivable                                              225,492                -
  Other assets                                                         253,533          318,141
                                                                  ------------     ------------
          Total current assets                                      28,939,140       27,881,233
                                                                  ------------     ------------

Marketable securities                                                  891,357          592,138

Property and equipment:
  Oil and gas properties (successful efforts method)                81,640,036       69,970,134
  Land, buildings and equipment                                      2,597,419        2,264,004
  Field equipment                                                    1,659,583        1,482,639
                                                                  ------------     ------------
                                                                    85,897,038       73,716,777
  Less accumulated depletion, depreciation and amortization        (58,516,631)     (49,295,770)
                                                                  ------------     ------------
           Net property and equipment                               27,380,407       24,421,007
                                                                  ------------     ------------

  Total assets                                                    $ 57,210,904     $ 52,894,378
                                                                  ============     ============

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  4,543,503     $  4,367,305
  Accrued liabilities                                                1,422,450        1,550,045
  Income taxes payable                                                       -          267,645
                                                                  ------------     ------------
          Total current liabilities                                  5,965,953        6,184,995
                                                                  ------------     ------------

Long term liabilities:
  Deferred income taxes                                                571,836          403,261
  Asset retirement obligations                                       5,601,867        4,852,416
                                                                  ------------     ------------
          Total long term liabilities                                6,173,703        5,255,677
                                                                  ------------     ------------

Minority interests                                                  18,058,693       16,533,491

Commitments

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized 200,000,000 shares
    Outstanding 25,783,243                                             257,832          257,832
  Capital in excess of par value                                    44,402,182       44,402,182
                                                                  ------------     ------------
  Total capital                                                     44,660,014       44,660,014
    Accumulated deficit                                            (15,625,817)     (15,248,422)
    Accumulated other comprehensive loss                            (2,021,642)      (4,491,377)
                                                                  ------------     ------------
Total stockholders' equity                                          27,012,555       24,920,215
                                                                  ------------     ------------
Total liabilities, minority interests and stockholders' equity    $ 57,210,904     $ 52,894,378
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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                        Three months ended                  Six months ended
                                                            December 31,                      December 31,
                                                   -----------------------------     -----------------------------
                                                       2004             2003             2004             2003
                                                   ------------     ------------     ------------     ------------
REVENUES:
  Oil sales                                        $  1,490,512     $  1,181,111     $  3,401,359     $  2,274,213
  Gas sales                                           3,457,733        3,087,632        5,824,540        6,918,131
  Other production related revenues                     505,854          329,713          805,641          802,619
                                                   ------------     ------------     ------------     ------------
  Total revenues                                      5,454,099        4,598,456       10,031,540        9,994,963
                                                   ------------     ------------     ------------     ------------
COSTS AND EXPENSES:

  Production costs                                    1,316,141        1,478,694        2,843,931        2,777,749
  Exploration and dry hole costs                        934,792        1,338,733        2,053,252        1,904,932
  Salaries and employee benefits                        649,438          717,651        1,319,578        1,280,606
  Depletion, depreciation and amortization            2,053,759        1,665,642        3,454,417        2,743,601
  Auditing, accounting and legal services               101,073           98,996          281,908          240,405
  Accretion expense                                     101,281           88,591          195,651          170,464
  Shareholder communications                            111,341           87,717          154,852          120,482
  Other administrative expenses                         232,689          158,158          334,082          295,932
                                                   ------------     ------------     ------------     ------------
   Total costs and expenses                           5,500,514        5,634,182       10,637,671        9,534,171
                                                   ------------     ------------     ------------     ------------
Operating income (loss)                                 (46,415)      (1,035,726)        (606,131)         460,792

    Interest income                                     377,035          242,022          732,687          577,434
                                                   ------------     ------------     ------------     ------------

Income (loss) before income taxes and minority
interests                                               330,620         (793,704)         126,556        1,038,226
Income tax (provision) benefit                         (152,463)          61,874         (157,797)        (348,868)
                                                   ------------     ------------     ------------     ------------
Income (loss) before minority interests                 178,157         (731,830)         (31,241)         689,358
Minority interests                                     (254,169)         226,196         (340,293)        (127,706)
                                                   ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                       (76,012)        (505,634)        (371,534)         561,652
                                                   ============     ============     ============     ============

Average number of shares outstanding
  Basic                                              25,783,243       25,727,376       25,783,243       25,355,947
                                                   ============     ============     ============     ============
  Diluted                                            25,818,243       25,727,376       25,814,095       25,363,042
                                                   ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)    $          -     $       (.02)    $       (.01)    $        .02
                                                   ============     ============     ============     ============

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Six months ended
                                                                        December 31,
                                                               -----------------------------
                                                                   2004             2003
                                                               ------------     ------------
OPERATING ACTIVITIES:

  Net income (loss)                                            $   (371,534)    $    561,652
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Depletion, depreciation and amortization                   3,454,417        2,743,601
       Accretion expense                                            195,651          170,464
       Deferred income taxes                                        121,698          (81,228)
       Minority interests                                           340,293          127,706
       Exploration and dry hole costs                             1,184,593        1,614,037
   Increase (decrease) in operating assets and liabilities:
       Accounts and notes receivable                                366,458          452,777
       Other assets                                                  64,607          (65,341)
       Inventories                                                   49,108            4,869
       Accounts payable and accrued liabilities                    (633,106)        (353,935)
       Income taxes payable and receivable                         (485,135)         (15,928)
                                                               ------------     ------------
Net cash provided by operating activities                         4,287,050        5,158,674

INVESTING ACTIVITIES:
  Additions to property and equipment                            (3,120,445)      (4,250,536)
  Oil and gas exploration activities                             (1,184,593)      (1,614,037)
  Marketable securities matured                                   2,580,977        2,619,051
  Marketable securities purchased                                (3,310,086)      (3,166,201)
                                                               ------------     ------------
Net cash used in investing activities                            (5,034,147)      (6,411,723)
                                                               ------------     ------------

FINANCING ACTIVITIES:
  Dividends to MPAL minority shareholders                          (821,732)        (744,971)
                                                               ------------     ------------
Net cash used in financing activities                              (821,732)        (744,971)
                                                               ------------     ------------

  Effect of exchange rate changes on cash
  and cash equivalents                                            1,932,276        1,540,771
                                                               ------------     ------------
Net increase (decrease) in cash and cash equivalents                363,447         (457,249)
  Cash and cash equivalents at beginning of year                 20,406,620       20,041,464
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 20,770,067     $ 19,584,215
                                                               ============     ============

                             See accompanying notes.

Note 1. Basis of Presentation

      Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At December 31, 2004, MPC's principal asset was a 55% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia. MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

    The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. All amounts presented are in United States dollars, unless otherwise noted.

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
                                         ===========

Note 3. Capital and stock options

      MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2004, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the three and six month periods ended December 31, 2004.

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

                        EXPIRATION     NUMBER OF
                          DATES         SHARES        EXERCISE PRICES ($)
                       -----------     ---------    ------------------------
OPTIONS OUTSTANDING
June 30, 2002                           871,000             1.28-1.57
  Granted               Jan. 2008        50,000                .85
                                       --------
June 30, 2003                           921,000             .85-1.57
  Expired                              (126,000)               1.57
  Cancelled                             (25,000)               .85
  Exercised                            (175,000)            .85-1.28
                                       --------
June 30, 2004                           595,000               1.28
  Granted              July 1, 2014      30,000               1.45
                                       --------
December 31, 2004                       625,000     ($1.29 weighted average)
                                       ========

SUMMARY OF OPTIONS OUTSTANDING AT December 31, 2004

                                      EXPIRATION                          EXERCISE
                                        DATES        TOTAL     VESTED     PRICES ($)
                                      ----------    -------    -------    ----------
Granted 2000                           Feb. 2005    595,000    595,000       1.28
Granted 2004                           July 2014     30,000          -       1.45
                                                    -------
Total                                               625,000    595,000
                                                    -------
OPTIONS RESERVED FOR FUTURE GRANTS                  175,000
                                                    =======

      Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 2004 valuation model were: risk free interest rate - 4.95%, expected life - 10 years, expected volatility - .518, expected dividend - 0. These models assumes that the options will vest ratably over three years.

      Pro forma information regarding net income and earnings per share is required by Statement 148, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Company's pro forma information follows:

                        THREE MONTHS ENDED    THREE MONTHS ENDED
                        DECEMBER 31, 2004      DECEMBER 31, 2003
                        -------------------   --------------------
Net loss as reported    $(76,012)    $ (-)    $(505,634)    $(.02)
Stock option expense      (4,500)       -             -        -
                        --------     -----    ---------     -----
Pro forma net loss      $(80,512)    $ (-)    $(505,634     $(.02)
                        ========     =====    =========     =====

                                  SIX MONTHS ENDED      SIX MONTHS ENDED
                                  DECEMBER 31, 2004     DECEMBER 31, 2003
                                 --------------------   ------------------

Net income (loss) as reported    $(371,534)    $(.01)   $561,652    $ .02
Stock option expense                (9,000)       -            -        -
                                 ---------     -----    --------    -----
Pro forma net income (loss)      $(380,534)    $(.01)   $561,652    $ .02
                                 ---------     -----    --------    -----

Note 4. Depletion, depreciation and amortization (DD&A)

      The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. During 2004, the Mereenie Producers installed additional compression equipment in the field at a cost of $13.1 million (MPAL share $4.6 million) designed to increase field deliverability and partially meet certain gas contract requirements. During the last quarter of 2004, two gas wells necessary to improve field deliverability and meet gas contractual requirements through 2009 were drilled and completed. The wells have been suspended pending installation of surface and gas gathering facilities.

Note 5. Comprehensive income (loss)

      Total comprehensive income (loss) during the three and six month periods ended December 31, 2004 and 2003 is as follows:

                                                                                          ACCUMULATED OTHER
                                   THREE MONTHS ENDED              SIX MONTHS ENDED         COMPREHENSIVE
                                       DECEMBER 31,                   DECEMBER 31,               LOSS
                               ---------------------------   --------------------------   -----------------
                                   2004           2003           2004           2003
                               ------------   ------------   ------------   -----------
Balance at June 30, 2004                                                                    $(4,491,377)

Net income (loss)                  (76,012)   $  (505,634)   $  (371,534)   $   561,652

Foreign currency translation                                                                  2,469,735
adjustments                      1,865,163      2,491,304      2,469,735      2,733,141
                               -----------    -----------    -----------    -----------
Total comprehensive
income (loss)                  $ 1,789,151    $ 1,985,670    $ 2,098,201    $ 3,294,793
                               ===========    ===========    ===========    ===========

Balance at December 31, 2004                                                                $(2,021,642)
                                                                                            ===========

Note 6. Investment in MPAL

   During the first quarter of fiscal 2004, MPC invested $29,466 in 31,606 shares of MPAL. This increased MPC's interest in MPAL from 55.06% to 55.13%. The difference between the acquisition cost of the MPAL shares and the book value of the additional MPAL interest acquired was allocated to oil and gas properties.

Note 7. Earnings per share

   Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three month and six month periods ended December 31, 2004 and 2003. The potential dilution items are the outstanding stock options disclosed in Note 3.

Note 8. Segment Information

   The Company has two reportable segments, MPC and its subsidiary, MPAL.
Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                        DECEMBER 31,           DECEMBER 31,
                                   ---------------------   -------------------
                                      2004       2003       2004        2003
                                   ----------  ---------   -------    --------
Revenues:

  MPC                              $     118   $     91    $   158    $  1,326
  MPAL                                 5,337      4,508      9,874       8,669
                                   ---------   --------    -------    --------
  Total consolidated revenues      $   5,455   $  4,598    $10,032    $  9,995
                                   =========   ========    =======    ========

Net income (loss):
  MPC                              $    (338)  $   (229)      (689)   $    406

  MPAL                                   262       (276)       317         156
                                   ---------   --------    -------    --------
  Consolidated net income (loss)   $     (76)  $   (505)      (372)   $    562
                                   =========   ========    =======    ========

Note 9. Exploration and Dry Hole Costs

   The 2004 and 2003 costs related primarily to the exploration work being performed on MPAL's properties. The dry holes were drilled on MPAL properties in Australia and New Zealand.

Note 10. Asset Retirement Obligations

   A reconciliation of the Company's asset retirement obligations for the six months ended December 31, 2004, is as follows:

Balance at July 1, 2004        $   4,852,000
Liabilities incurred
Liabilities settled                        -
Accretion expense                    196,000
Revisions to estimate                      -
Exchange effect                      554,000
                               -------------
Balance at December 31, 2004   $   5,602,000
                               =============

Note 11. Pension plan costs

On August 31, 2004, the MPAL board formally terminated MPAL's defined benefit plan. The termination was effective as of June 30, 2004 and a settlement and curtailment loss of $1,237,425 was recognized during the fourth quarter of 2004. All amounts have been paid out. Therefore, there were no pension costs during the three and six month periods ended December 31, 2004. Pension costs for the three and six month periods ended December 31, 2003 were approximately $ 39,000 and 84,000, respectively.

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

Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves. See Note 10 to the consolidated financial statements regarding the cumulative effect of the accounting change and its effect on net income.

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

New Accounting Standards

   In December 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) "Share Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005, therefore, the effective date for the Company is July 1, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The cumulative effect of initially applying SFAS 123(R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The ultimate impact on future years results of operation and financial position will depend upon the level of stock based compensation granted in future years.

   For further information regarding equity- based compensation, see Note 3 "capital and stock options" to the consolidated financial statements

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

   At December 31, 2004, the Company on a consolidated basis had approximately $20.8 million of cash and cash equivalents and $3.9 million of marketable securities.

   Net cash provided by operations was $4.3 million during the six months ended December 31, 2004 compared to cash provided by operations of $5.2 million during the six months ended December 31, 2003. The decrease in cash provided by operations is primarily related to the absence in 2004 of cash received from the Kotaneelee settlement, lower MPAL net income and payment of 2003 payables in 2004 related to the Palm Valley drilling program.

   During 2004, the Company had net investments in marketable securities of $729,000 compared to $547,000 in 2003.

   The Company invested 4.3 million and $5.9 million in oil and gas property and exploration activities during the six months ended December 31, 2004 and 2003, respectively. The net decrease resulted from less investments in the Mereenie and Palm Valley fields in 2004 versus 2003. In addition, the Company purchased the Nockatunga oil field in 2003. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.

Effect of exchange rate changes

   The value of the Australian dollar relative to the U.S. dollar increased 11.5% to $.7801 at December 31, 2004, compared to a value of $.6993 at June 30, 2004.

As to MPC

   At December 31, 2004, MPC, on an unconsolidated basis, had working capital of approximately $3.4 million. MPC's current cash position and its annual MPAL dividend should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain or increase its majority ownership interest in its subsidiary.

   During November 2004, MPC received a dividend of approximately $975,000 from MPAL.

   MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2004, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the three and six month periods ended December 31, 2004.

As to MPAL

   At December 31, 2004, MPAL had working capital of approximately $19.6 million. MPAL has budgeted approximately $4 million for specific exploration projects in fiscal year 2005 as compared to the $5 million expended during fiscal 2004. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL's future revenues are expected to be derived from the sale of gas in Australia, based on its current composition of oil and gas reserves. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2012.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

   We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties. The following is a summary of our consolidated contractual obligations:

                                                          Payments Due by Period
                                                                                   MORE
                                             LESS THAN                             THAN
  Contractual Obligations        TOTAL        1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
                              ------------  -----------  ---------  -----------  ---------
Operating Lease Obligations        858,000      163,000    347,000      348,000          -
Purchase Obligations(1)          4,496,000    4,102,000    394,000            -          -
Asset Retirement Obligations     5,602,000       40,000    159,000    4,382,000  1,021,000
                              ------------  -----------  ---------  -----------  ---------
  Total                       $ 10,956,000  $ 4,305,000  $ 900,000  $ 4,730,000  1,021,000
                              ============  ===========  =========  ===========  =========

(1) Represents firm commitments for exploration and capital expenditures. Exploration contingent expenditures of $36.4 million which are not legally binding have been excluded from the table above and, based on exploration decisions, would be due as follows: $17.2 million (less than 1 year), $16.6 million (1-3 years), $2.6 million (3-5 years).

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

RESULTS OF OPERATIONS THREE MONTHS ENDED December 31, 2004 vs. December 31, 2003

                                    REVENUES

   OIL SALES INCREASED 26% in the 2004 quarter to $1,491,000 from $1,181,000 in 2003 because of the 6% Australian foreign exchange rate increase discussed below, and a 35% increase in the average sales price per barrel, partially offset by a decrease in volumes sold. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                               THREE MONTHS ENDED DECEMBER 31,
                       ------------------------------------------------
                            2004    Sales             2003 Sales

                                    AVERAGE                   AVERAGE
                                     PRICE                     PRICE
                        BBLS      A.$ PER BBL     BBLS      A.$ PER BBL
                       ------     -----------    ------     -----------
Australia:
  Mereenie field       26,462        52.63       31,023       40.02
  Cooper Basin          1,113        47.85        1,602       37.49
  Nockatunga project    8,332        53.46        9,206       35.25
                       ------        -----       ------       -----
Total                  35,907        52.68       41,831       38.91
                       ======        =====       ======       =====

   GAS SALES INCREASED 12% to $3,458,000 in 2004 from $3,088,000 in 2003. This is the result of the 6% Australian foreign exchange rate increase discussed below, as well as increased volume and average price during the 2004 period.

                   THREE MONTHS ENDED DECEMBER 31,
                   -------------------------------
                        2004              2003
                   -------------     -------------
Australia          $   3,340,000     $   2,996,000
Canada-recurring         118,000            92,000
                   -------------     -------------
Total              $   3,458,000     $   3,088,000
                   =============     =============

   During the 2004 period, the volume of gas sold in Australia increased 3.9%, and the average price of gas sold increased 16.5%. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                       THREE MONTHS ENDED DECEMBER 31,
                         -------------------------------------------------------
                                  2004 Sales                   2003 Sales

                                  A.$ AVERAGE PRICE            A.$ AVERAGE PRICE
                                  -----------------            -----------------
                                         PER                           PER
                           BCF           MCF            BCF            MCF
                         ------   -----------------   ------   -----------------
Australia: Palm Valley     .514         2.14            .591           2.25
Australia: Mereenie       1.049         3.46            .914           2.84
                         ------         ----           -----           ----
     Total                1.563         3.03           1.505           2.60
                         ======         ====           =====           ====

   OTHER PRODUCTION RELATED REVENUES INCREASED 53% to $506,000 in 2004 from $330,000 in 2003. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues.

   INTEREST INCOME INCREASED 56% to $377,000 in 2004 from $242,000 in 2003 primarily because of the 6% Australian foreign exchange rate increase discussed below and higher cash balances.

                               COSTS AND EXPENSES

   PRODUCTION COSTS DECREASED 11% IN 2004 to $1,316,000 from $1,479,000 in 2003. The decrease is the result of less money spent during the 2004 quarter in all areas. This was partially offset by the 6% Australian foreign exchange rate increase discussed below.

   EXPLORATION AND DRY HOLE COSTS DECREASED 30% to $935,000 in 2004 from $1,339,000 in 2003. These costs related to the exploration work performed on MPAL's properties. The primary reason for the decrease is lower expenditures in Southern Australia partially offset by the 6% Australian foreign exchange rate increase discussed below.

   SALARIES AND EMPLOYEE BENEFITS DECREASED 10% to $649,000 in 2004 from $718,000 in 2003. During the 2004 period, there was a 6% increase in the Australian foreign exchange rate discussed below. This was partially offset by the termination of the MPAL defined benefit plan discussed in Note 11.

   DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 23% from $1,666,000 in 2003 to $2,054,000 in 2004. During the 2004 period, there was a 6% increase in the Australian foreign exchange rate as discussed below. Depletion expense for the Palm Valley and Mereenie fields increased during the period primarily because of the increased depletion rate for 2004 due to lower reserves and increased capital expenditures. In addition, depletion increased in the 2004 period for the Nockatunga project and the Cooper Basin.

AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 2% in 2004 to $101,000 from $99,000 in 2003 primarily because of the 6% Australian foreign exchange rate increase discussed below. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company's internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2006.

   ACCRETION EXPENSE INCREASED 13% IN THE 2004 PERIOD from $89,000 in 2003 to $101,000 in 2004. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. The increase in the 2004 period is primarily the 6% increase in the Australian foreign exchange rate discussed below and the increased rate used for the Palm Valley and Mereenie fields.

   SHAREHOLDER COMMUNICATIONS COSTS INCREASED 26% from $88,000 in 2003 to $111,000 in 2004 primarily because of MPC and MPAL's increased costs related to their status as public companies and the 6% increase in the Australian foreign exchange rate discussed below.

   OTHER ADMINISTRATIVE EXPENSES INCREASED 47% from $158,000 in 2003 to $233,000 in 2004. During the 2004 period, there was a 6% increase in the Australian foreign exchange rate discussed below and increases in insurance and consulting costs.

   INCOME TAX PROVISION INCREASED IN 2004 to a tax provision of $152,000 from a tax benefit of $62,000 in 2003 because of higher book taxable income in 2004. The components of the income tax (in thousands) between MPC and MPAL are as follows:

                                                              2004        2003
                                                           ---------    -----------
Income (loss) before income taxes and minority interests   $    331     $     (794)
  MPC's non Australian loss (income) (a)                        360            206
  Permanent differences-Australia                              (278)          (159)
                                                           --------     ----------
Book taxable income (loss)-Australia                       $    413     $     (747)
                                                           ========     ==========
Australian tax rate                                              30%            30%
                                                           ========     ==========
Australian income tax provision (benefit)                       124     $     (224)
Tax benefit of MPAL losses                                                     139
MPC income tax provision (a)                                     28             23
                                                           --------     ----------
Income tax provision (benefit)                             $    152     $      (62)
                                                           ========     ==========
Current income tax provision                               $     28     $       23
Deferred income tax  provision (benefit)                        124            (85)
                                                           --------     ----------
Income tax provision (benefit)                             $    152     $      (62)
                                                           ========     ==========
Effective tax rate                                               46%            (8%)

(a) MPC did not recognize a deferred tax for its non Australian income tax losses during the quarter, as it is not likely that such deferred assets will be realized.

                                 EXCHANGE EFFECT

   THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.7801 AT

DECEMBER 31, 2004 compared to a value of $.7168 at September 30, 2004. This resulted in a $1,503,000 credit to the foreign currency translation adjustments account for the three months ended December 31, 2004. The average exchange rate used to translate MPAL's operations in Australia was $.7570 for the quarter ended December 31, 2004, which was an 6% increase compared to the $.7167 rate for the quarter ended December 31,2003.

SIX MONTHS ENDED DECEMBER 31, 2004 VS. DECEMBER 31, 2003

                                    REVENUES

   OIL SALES INCREASED 50% in the six months to $3,401,000 from $2,274,000 in 2003 because of the 7% Australian foreign exchange rate increase discussed below, and a 50% increase in the average sales price per barrel partially offset by a decrease in volumes sold. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                                SIX MONTHS ENDED DECEMBER 31,
                       ----------------------------------------------
                              2004 Sales              2003 Sales

                                                          AVERAGE
                                AVERAGE PRICE              PRICE
                        BBLS     A.$ PER BBL     BBLS    A.$ PER BBL
                       ------   -------------   -----    ------------
Australia:
  Mereenie field       58,461      60.24        59,310       40.33
  Cooper Basin          2,223      52.14         4,196       35.69
  Nockatunga project   15,098      54.17        16,440       35.90
                       ------      -----        ------       -----
Total                  75,782      58.84        79,946       39.25
                       ======      =====        ======       =====

   GAS SALES DECREASED 16% to $5,825,000 in 2004 from $6,918,000 in 2003. The decrease was the result of the one time proceeds of $1,135,000 from the Kotaneelee gas field settlement recorded in 2003 and the decrease in volume. This was partially offset by the 7% Australian foreign exchange rate increase discussed below and the increase in price per mcf sold.

                    SIX MONTHS ENDED DECEMBER 31,
                    ------------------------------
                        2004             2003
                    -------------    -------------
Australia           $   5,667,000    $   5,592,000
Canada-recurring          158,000          191,000
Canada-settlement               -        1,135,000
                    -------------    -------------
Total               $   5,825,000    $   6,918,000
                    =============    =============

   During the 2004 period, the volume of gas sold in Australia decreased 4%, and the average price of gas sold increased 2%. The volumes in billion cubic feet
(bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                      SIX MONTHS ENDED DECEMBER 31,
                         -----------------------------------------------------
                                    2004 Sales               2003 Sales

                                 A.$ AVERAGE PRICE           A.$ AVERAGE PRICE
                                       PER                         PER
                          BCF          MCF            BCF          MCF
                         -----   -----------------   -----   -----------------
Australia: Palm Valley   1.056         2.14          1.206        2.21
Australia: Mereenie      1.776         2.87          1.743        2.82
                         -----         ----           ----        ----
     Total               2.832         2.60          2.949        2.56
                         =====         ====          =====        ====

   OTHER PRODUCTION RELATED REVENUES INCREASED .4% to $806,000 in 2004 from $803,000 in 2003. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues.

   INTEREST INCOME INCREASED 27% to $733,000 in 2004 from $577,000 in 2003 primarily because of the 7% Australian foreign exchange rate increase discussed below and higher cash balances.

                               COSTS AND EXPENSES

   PRODUCTION COSTS INCREASED 2% IN 2004 to $2,844,000 from $2,778,000 in 2003. The increase in 2004 was primarily the result of the 7% Australian foreign exchange rate increase discussed below partially offset by lower expenditures for the Nockatunga project.

   EXPLORATION AND DRY HOLE COSTS INCREASED 8% to $2,053,000 in 2004 from $1,905,000 in 2003. These costs related to the exploration work performed on MPAL's properties. The primary reasons for the increase in 2004 were seismic work performed on the Nockatunga project, costs related to exploration activities in New Zealand and the 7% Australian foreign exchange rate increase discussed below. These costs were partially offset by less costs incurred in 2004 on properties in Southern Australia.

      SALARIES AND EMPLOYEE BENEFITS INCREASED 3% to $1,320,000 in 2004 from $1,281,000 in 2003. The increase in 2004 was the result of the 7% increase in the Australian foreign exchange rate discussed below and the regular annual increases in salaries. This was partially offset by the termination of the MPAL defined benefit plan discussed in Note 11.

      DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 26% from $2,744,000 in 2003 to $3,454,000 in 2004. During the 2004 period, there was a 7% increase in the Australian foreign exchange rate discussed below. Depletion expense for the Palm Valley and Mereenie fields increased 16% during the period primarily because of the increased depletion rate for 2004 due to lower reserves and increased capital expenditures. In addition, depletion increased in the 2004 period for the Nockatunga project and the Cooper Basin.

      AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 17% IN 2004 to $282,000 from $240,000 in 2003 primarily because of the 7% Australian foreign exchange rate increase discussed below and because of the increased statutory requirements applicable to public companies. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company's internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2006.

      ACCRETION EXPENSE INCREASED 15% IN THE 2004 PERIOD from $170,000 in 2003 to $196,000 in 2004. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. The increase in the 2004 period is primarily the 7% increase in the Australian foreign exchange rate discussed below and the increased rate used for the Palm Valley and Mereenie fields.

      SHAREHOLDER COMMUNICATIONS COSTS INCREASED 29% from $120,000 in 2003 to $155,000 in 2004 primarily because of MPC and MPAL's increased costs related to their status as public companies and the 7% increase in the Australian foreign exchange rate discussed below.

      OTHER ADMINISTRATIVE EXPENSES INCREASED 13% from $296,000 in 2003 to $334,000 in 2004. During the 2004 period, there was a 7% increase in the Australian foreign exchange rate discussed below.

      INCOME TAX PROVISION DECREASED IN 2004 to a tax provision of $158,000 from a tax provision of $349,000 in 2003 because of lower book taxable income in 2004. The components of the income tax (in thousands) between MPC and MPAL are as follows:

                                                              2004          2003
                                                            -------       -------
Income(loss) before income taxes and minority interests     $   127       $ 1,038
    MPC's non Australian loss (income) (a)                      751          (839)
    Permanent differences-Australia                            (481)         (482)
                                                            -------       -------
Book taxable income (loss)-Australia                        $   397       $  (283)
                                                            =======       =======
Australian tax rate                                              30%           30%
                                                            =======       =======
Australian income tax (benefit) provision                       119       $   (85)
Tax benefit of MPAL losses
MPC income tax provision (a)                                     39           434
                                                            -------       -------
Income tax provision                                        $   158       $   349
                                                            =======       =======
Current income tax provision                                $    39       $   434
Deferred income tax (benefit) provision                         119           (85)
                                                            -------       -------
Income tax provision                                        $   158       $   349
                                                            =======       =======
Effective tax rate                                              124%           34%
                                                            =======       =======

(a) MPC did not recognize a deferred tax for its non Australian income tax losses during the quarter, as it is not likely that such deferred assets will be realized.

                                 EXCHANGE EFFECT

      THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.7801 AT December 31, 2004 compared to a value of $.6993 at June 30, 2004. This resulted in a $2,470,000 credit to the foreign currency translation adjustments account for the six months ended December, 2004. The average exchange rate used to translate MPAL's operations in Australia was $.7334 for the six month period ended December 31, 2004, which was an 7% increase compared to the $.6878 rate for the six month period ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. For the six month period ended December 31, 2004, oil sales represented approximately 34% of production revenues, therefore, an increase in the world price of crude oil would have a positive impact on the Company's earnings, while a decrease in crude oil prices would have a similar negative impact on earnings. Gas sales, which represented approximately 58% of production revenues in 2004, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI). Accordingly, the price of gas will increase or decrease consistent with movement in the ACPI. At December 31, 2004, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $25 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

ITEM 4. CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including Daniel J. Samela, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of December 31, 2004. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

      Internal Control Over Financial Reporting

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its annual report for the year ending June 30, 2006 and in subsequent annual reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

      Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company intends to initiate a process to document, review and test its internal controls over financial reporting during the remainder of the fiscal year ending June 30, 2005. As part of its Section 404 compliance project, the Company intends to make improvements to its internal controls over financial reporting when and as required by the Act and make disclosure with respect to any such improvements to the extent such improvements are deemed material to the Company's internal control over financial reporting.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                                December 31, 2004

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

                                                  TOTAL NUMBER OF SHARES
                                                   PURCHASED AS PART OF    MAXIMUM NUMBER OF SHARES
                 TOTAL NUMBER OF   AVERAGE PRICE  PUBLICLY ANNOUNCED PLAN       THAT MAY YET BE
     PERIOD      SHARES PURCHASED   PAID SHARE             (1)                PURCHASED UNDER PLAN
---------------  ----------------  -------------  -----------------------  ------------------------
Oct. 1-31, 2004         0                0                  0                      319,150
Nov. 1-30, 2004         0                0                  0                      319,150
Dec. 1-31, 2004         0                0                  0                      319,150

(1) The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2004, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) On December 7, 2004, the Company held its 2004 Annual General Meeting of Stockholders.

            (b) The following directors were reelected as directors of the Company. The vote was as follows:

                   Shares                Stockholders
                   ------                ------------
                      For      Withheld   For           Withheld
                   ----------  --------  -----          --------
Walter C. McCann   22,454,094   935,730  1,598            154
Ronald Pettirossi  22,475,574   914,250  1,601            151

            (c) The firm of Deloitte & Touche LLP was appointed as the Company's independent auditors for the year ending June 30, 2005. The vote was as follows:

           Shares    Stockholders
         ----------  ------------
For      22,957,308     1,629
Against     295,027        51
Abstain     137,489        72

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         MAGELLAN PETROLEUM CORPORATION
                                         ------------------------------
                                                Registrant

Date: February 11, 2005                  By /s/ Daniel J. Samela
                                            ------------------------------------
                                         Daniel J. Samela,
                                         President and Chief Executive Officer,
                                         Chief Financial and Accounting Officer