Form 10-Q
period 2005-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2005-05-16
CIK 61398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number 1-5507

                         MAGELLAN PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                06-0842255
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

10 Columbus Boulevard, Hartford, CT                                   06106
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

         The number of shares outstanding of the issuer's single class of common stock as of MAY 13, 2005 was 25,783,243

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE
ITEM 1 Financial Statements (unaudited)
       Condensed consolidated balance sheets at March 31, 2005
         and June 30, 2004                                                    3
       Condensed consolidated statements of income (loss) for the three
         and nine months ended March 31, 2005 and 2004                        4
       Condensed consolidated statements of cash flows for the
         nine months ended March 31, 2005 and 2004                            5
       Notes to condensed consolidated financial statements                   6
ITEM 2 Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               10
ITEM 3 Quantitative and Qualitative Disclosure About Market Risk             19
ITEM 4 Disclosure Controls and Procedures                                    19

                                   PART II - OTHER INFORMATION
ITEM 1 Legal Proceedings                                                     21
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds           21
ITEM 6 Exhibits                                                              21
       Signatures                                                            22
       Certifications                                                        23

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31           JUNE 30,
                                                                         2005               2004
                                                                         ----               ----
                                                                     (UNAUDITED)           (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 20,057,264       $ 20,406,620
  Accounts receivable-Trade                                            4,239,190          2,931,609
  Accounts receivable-Working Interest Partners                          460,094          1,044,619
  Marketable securities                                                2,591,006          2,584,296
  Inventories                                                            658,900            595,948
  Other assets                                                           471,619            318,141
                                                                    ------------       ------------
       Total current assets                                           28,478,073         27,881,233
                                                                    ------------       ------------
Marketable securities                                                    890,976            592,138
Property and equipment:
  Oil and gas properties (successful efforts method)                  80,939,782         69,970,134
  Land, buildings and equipment                                        2,565,852          2,264,004
  Field equipment                                                      1,638,426          1,482,639
                                                                    ------------       ------------
                                                                      85,144,060         73,716,777
  Less accumulated depletion, depreciation and amortization          (59,804,105)       (49,295,770)
                                                                    ------------       ------------
        Net property and equipment                                    25,339,955         24,421,007
                                                                    ------------       ------------
  Total assets                                                      $ 54,709,004       $ 52,894,378
                                                                    ============       ============
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $  2,667,719       $  4,367,305
  Accrued liabilities                                                  1,718,498          1,550,045
  Income taxes payable                                                   166,252            267,645
                                                                    ------------       ------------
       Total current liabilities                                       4,552,469          6,184,995
                                                                    ------------       ------------
Long term liabilities:
  Deferred income taxes                                                  653,060            403,261
  Asset retirement obligations                                         5,634,996          4,852,416
                                                                    ------------       ------------
       Total long term liabilities                                     6,288,056          5,255,677
                                                                    ------------       ------------
Minority interests                                                    17,621,955         16,533,491
Commitments
Stockholders' equity:
  Common stock, par value $.01 per share:
   Authorized 200,000,000 shares,  Outstanding 25,783,243                257,832            257,832
  Capital in excess of par value                                      44,402,182         44,402,182
                                                                    ------------       ------------
  Total capital                                                       44,660,014         44,660,014
   Accumulated deficit                                               (15,521,273)       (15,248,422)
   Accumulated other comprehensive loss                               (2,892,217)        (4,491,377)
                                                                    ------------       ------------
Total stockholders' equity                                            26,246,524         24,920,215
                                                                    ------------       ------------
Total liabilities, minority interests and stockholders' equity      $ 54,709,004       $ 52,894,378
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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,
                                                                   ---------                             ---------
                                                           2005               2004               2005                2004
                                                           ----               ----               ----                ----
REVENUES:
  Oil sales                                             $  2,018,033       $  1,362,321       $  5,419,392       $  3,636,534
  Gas sales                                                3,426,625          3,013,700          9,251,165          9,931,831
  Other production related revenues                          551,330            463,274          1,356,971          1,265,893
                                                        ------------       ------------       ------------       ------------
  Total revenues                                           5,995,988          4,839,295         16,027,528         14,834,258
                                                        ------------       ------------       ------------       ------------
COSTS AND EXPENSES:
  Production costs                                         1,477,850          1,277,313          4,321,781          4,055,062
  Exploration and dry hole costs                           1,042,310            680,111          3,095,562          2,585,043
  Salaries and employee benefits                             604,664            702,161          1,924,242          1.982,767
  Depletion, depreciation and amortization                 1,918,223          1,581,332          5,372,640          4,324,933
  Auditing, accounting and legal services                     81,180             89,470            363,088            329,875
  Accretion expense                                          103,583            102,629            299,234            273,093
  Shareholder communications                                  46,989             35,149            201,841            155,631
  Other administrative expenses                              323,715            131,068            657,797            427,000
                                                        ------------       ------------       ------------       ------------
  Total costs and expenses                                 5,598,514          4,599,233         16,236,185         14,133,404
                                                        ------------       ------------       ------------       ------------
Operating income (loss)                                      397,474            240,062           (208,657)           700,854
   Interest income                                           102,765            270,331            835,452            847,765
                                                        ------------       ------------       ------------       ------------
Income  before income taxes and minority interests           500,239            510,393            626,795          1,548,619
Income tax provision                                        (101,967)          (114,523)          (259,764)          (463,391)
                                                        ------------       ------------       ------------       ------------
Income before minority interests                             398,272            395,870            367,031          1,085,228
Minority interests                                          (293,732)          (254,052)          (634,025)          (381,758)
                                                        ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                       $    104,540       $    141,818       $   (266,994)      $    703,470
                                                        ============       ============       ============       ============
Average number of shares outstanding
  Basic                                                   25,783,243         25,741,343         25,783,243         25,602,693
                                                        ============       ============       ============       ============
  Diluted                                                 25,783,448         25,894,912         25,783,243         25,640,557
                                                        ============       ============       ============       ============
NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)         $         --       $        .01       $       (.01)      $        .03
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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       NINE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                            --------
                                                                                                    2005               2004
                                                                                                    ----               ----
OPERATING ACTIVITIES:
  Net income (loss)                                                                             $   (266,994)      $    703,470
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depletion, depreciation and amortization                                                      5,372,640          4,324,933
     Accretion expense                                                                               299,234            273,093
     Deferred income taxes                                                                           208,666              1,474
     Minority interests                                                                              634,025            381,758
     Exploration and dry hole costs                                                                2,167,581          2,275,557
  Increase (decrease) in operating assets and liabilities:
     Accounts and notes receivable                                                                  (298,599)           533,946
     Other assets                                                                                   (153,479)          (219,469)
     Inventories                                                                                         660           (253,354)
     Accounts payable and accrued liabilities                                                     (2,045,251)        (1,343,239)
     Income taxes payable and receivable                                                            (114,062)            (7,960)
                                                                                                ------------       ------------
Net cash provided by operating activities                                                          5,804,421          6,670,209
                                                                                                ------------       ------------
INVESTING ACTIVITIES
 Additions to property and equipment                                                              (4,477,488)        (4,792,966)
  Oil and gas exploration activities                                                              (2,167,581)        (2,275,557)
  Marketable securities matured                                                                   (4,189,500)        (5,208,687)
  Marketable securities purchased                                                                  3,874,988          4,513,896
                                                                                                ------------       ------------
Net cash used in investing activities                                                             (6,959,581)        (7,763,314)
                                                                                                ------------       ------------
FINANCING ACTIVITIES:
  Dividends to MPAL minority shareholders                                                           (821,732)          (744,971)
                                                                                                ------------       ------------
Net cash used in financing activities                                                               (821,732)          (744,971)
                                                                                                ------------       ------------
  Effect of exchange rate changes on cash and cash equivalents                                     1,627,536          1,675,412
                                                                                                ------------       ------------
Net increase (decrease) in cash and cash equivalents                                                (349,356)          (162,664)
  Cash and cash equivalents at beginning of year                                                  20,406,620         20,041,464
                                                                                                ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 20,057,264       $ 19,878,800
                                                                                                ============       ============


                             See accompanying notes.

Note 1. Basis of Presentation

         Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At March 31, 2005, MPC's principal asset was a 55% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia. MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

         The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. All amounts presented are in United States dollars, unless otherwise noted.

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

Gas sales                                         $1,135,000
Interest income                                      102,000
Canadian withholding taxes                          (386,000)
                                                  ----------
Total                                             $  851,000
                                                  ==========

Note 3. Capital and stock options

         MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2005, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the three and nine month periods ended March 31, 2005.

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

                          EXPIRATION        NUMBER OF
 OPTIONS OUTSTANDING          DATES           SHARES           EXERCISE PRICES ($)
 -------------------          -----           ------           -------------------
June 30, 2002                                  871,000              1.28-1.57
  Granted                  Jan. 2008            50,000                 .85
                                              --------

June 30, 2003                                  921,000              .85-1.57
  Expired                                     (126,000)               1.57
  Cancelled                                    (25,000)                .85
  Exercised                                   (175,000)             .85-1.28
                                              --------
June 30, 2004                                  595,000                1.28
  Granted                 July 1, 2014          30,000                1.45
                                              --------
December 31, 2004                              625,000      ($1.29 weighted average)
Expired                                       (595,000)               1.28
                                              --------
March 31, 2005                                  30,000                1.45
                                              ========

SUMMARY OF OPTIONS OUTSTANDING AT March 31, 2005

                                        EXPIRATION                            EXERCISE
                                          DATES         TOTAL     VESTED     PRICES ($)
                                          -----         -----     ------     ----------
Granted 2004                            July 2014       30,000        --       1.45
                                                       -------
Total                                                   30,000
                                                       =======
OPTIONS RESERVED FOR FUTURE GRANTS                     795,000
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

         Pro forma information regarding net income and earnings per share is required by Statement 148, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Company's pro forma information follows:

                                   THREE MONTHS ENDED         THREE MONTHS ENDED
                                     MARCH 31, 2005            MARCH 31, 2004
                                     --------------            --------------
Net income as reported           $ 104,540       $ --      $ 141,818      $.01
Stock option expense                (4,500)        --             --        --
                                 ---------       ----      ---------      ----
Pro forma net (loss) income      $(100,040)      $ --      $ 141,818      $.01
                                 =========       ====      =========      ====

                                    NINE MONTHS ENDED         NINE MONTHS ENDED
                                      MARCH 31, 2005           MARCH 31, 2004
                                      --------------           --------------
Net (loss) income as reported      $(266,994)    $(.01)      $ 703,470      $.03
Stock option expense                 (13,500)       --              --        --
                                   ---------     -----       ---------      ----
Pro forma net (loss) income        $(280,494)    $(.01)      $ 703,470      $.03
                                   =========     =====       =========      ====

Note 4. Depletion, depreciation and amortization (DD&A)

         The operator of the Mereenie field has implemented an extensive program for additional drilling and capital improvements to meet gas sales' contract requirements. During 2004, the Mereenie Producers installed additional compression equipment in the field at a cost of $13.1 million (MPAL share $4.6 million) designed to increase field deliverability and partially meet certain gas contract requirements. During the last quarter of calendar 2004, two gas wells necessary to improve field deliverability and meet gas contractual requirements were drilled and completed. The wells were suspended pending installation of surface and gas gathering facilities. They were connected to the central treatment plant in late February 2005 and are currently on production.

Note 5. Comprehensive income (loss)

         Total comprehensive income (loss) during the three and nine month periods ended March 31, 2005 and 2004 is as follows:

                                                                                                          ACCUMULATED OTHER
                                           THREE MONTHS ENDED                   NINE MONTHS ENDED           COMPREHENSIVE
                                              MARCH 31, 2005                     MARCH 31, 2005                 LOSS
                                             --------------                      --------------                 ----
                                          2005                2004           2005                 2004
Balance at June 30, 2004                                                                                    $(4,491,377)
Net income (loss)                      $   104,540       $   141,818      $  (266,994)      $   703,470
Foreign currency translation
Adjustments                               (870,575)          429,122        1,599,160         3,162,263        1,599,160
                                       -----------       -----------      -----------       -----------     ------------
Total comprehensive income (loss)      $  (766,035)      $   570,940      $ 1,332,166       $ 3,865,733
                                       ===========       ===========      ===========       ===========
Balance at March 31,2005                                                                                    $(2,892,217)
                                                                                                            ============

Note 6. Investment in MPAL

         During the first quarter of fiscal 2005, MPC invested $29,466 in 31,606 shares of MPAL. This increased MPC's interest in MPAL from 55.06% to 55.13%. The difference between the acquisition cost of the MPAL shares and the book value of the additional MPAL interest acquired was allocated to oil and gas properties.

Note 7. Earnings per share

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for the three month and nine month periods ended March 31, 2005 and 2004. The potential dilution items are the outstanding stock options disclosed in Note 3.

Note 8. Segment Information

         The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                             MARCH 31,                       MARCH 31,
                                             ---------                       ---------
                                       2005            2004           2005            2004
                                       ----            ----           ----            ----
Revenues:
  MPC                                 $     68       $    119       $    226       $  1,445
  MPAL                                   5,928          4,720         15,802         13,389
                                      --------       --------       --------       --------
  Total consolidated revenues         $  5,996       $  4,839       $ 16,028       $ 14,834
                                      ========       ========       ========       ========
Net income (loss):
  MPC                                 $   (211)      $   (169)      $   (900)      $    237
  MPAL                                     316            311            633            466
                                      --------       --------       --------       --------
  Consolidated net income (loss)      $    105       $    142       $   (267)      $    703
                                      ========       ========       ========       ========

Note 9. Exploration and Dry Hole Costs

         The 2005 and 2004 costs related primarily to the exploration work being performed on MPAL's properties. The dry holes were drilled on MPAL properties in Australia and New Zealand.

Note 10. Asset Retirement Obligations

         A reconciliation of the Company's asset retirement obligations for the nine months ended March 31, 2005 is as follows:

Balance at July 1, 2004                 $4,852,000
Liabilities incurred
Liabilities settled
Accretion expense                          299,000
Revisions to estimate
Exchange effect                            484,000
                                        ----------
Balance at March 31, 2005               $5,635,000
                                        ==========

Note 11. Pension plan costs

         On August 31, 2004, the MPAL board formally terminated MPAL's defined benefit plan. The termination was effective as of June 30, 2004 and a settlement and curtailment loss of $1,237,425 was recognized during the fourth quarter of 2004. All amounts have been paid out. Therefore, there were no pension costs during the three and nine month periods ended March 31, 2005. Pension costs for the three and nine month periods ended March 31, 2004 were approximately $43,000 and $27,000, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among these risks and uncertainties are pricing and production levels from the properties in which the Company has interests, and the extent of the recoverable reserves at those properties and changes in foreign currency exchange notes.
In addition, the Company has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

New Accounting Standards

         In December 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised
2004), (SFAS 123(R)) "Share Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first annual reporting period of a registrant's fiscal year that begins on or after June 15, 2005, therefore, the effective date for the Company is July 1, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The cumulative effect of initially applying SFAS 123(R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The ultimate impact on future years results of operation and financial position will depend upon the level of stock based compensation granted in future years.

         For further information regarding equity- based compensation, see Note 3 "capital and stock options" to the consolidated financial statements

         On March 30, 2005 the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. FIN 47 is effective for the fiscal year ending June 30, 2005.

         On April 4, 2005 the FASB adopted FASB Staff Position (FSP) FAS 19-1 "Accounting for Suspended Well Costs" that amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to permit the continued capitalization of exploratory well costs beyond one year if the well found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. The guidance in the FSP is required to be applied prospectively in the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

         At March 31, 2005, the Company on a consolidated basis had approximately $20.0 million of cash and cash equivalents and $3.5 million of marketable securities.

         Net cash provided by operations was $5.8 million during the nine months ended March 31, 2005 compared to cash provided by operations of $6.7 million during the nine months ended March 31, 2004. The decrease in cash provided by operations is primarily related to the absence in 2004 of cash received from the Kotaneelee settlement and payment of 2003 payables in 2004 related to the Palm Valley drilling program.

         During 2005, the Company had net investments in marketable securities of $314,512 compared to net maturities of $694,791 in 2004.

         The Company invested $6.6 million and $7.1 million in oil and gas property and exploration activities during the nine months ended March 31, 2005 and 2004, respectively. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.

Effect of exchange rate changes

         The value of the Australian dollar relative to the U.S. dollar increased 10.1% to $.7702 at March 31, 2005, compared to a value of $.6993 at June 30, 2004.

As to MPC

         At March 31, 2005, MPC, on an unconsolidated basis, had working capital of approximately $3.2 million. MPC's current cash position and its annual MPAL dividend should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain or increase its majority ownership interest in its subsidiary.

         During November 2004, MPC received a dividend of approximately $975,000 from MPAL.

         MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2005, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the three and nine month periods ended March 31, 2005.

As to MPAL

         At March 31, 2005, MPAL had working capital of approximately $20.8 million. MPAL has budgeted approximately $4 million for specific exploration projects in fiscal year 2005 as compared to the $5 million expended during fiscal 2004. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL's future revenues are expected to be derived from the sale of gas in Australia, based on its current composition of oil and gas reserves. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2012.

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

                                                                            PAYMENTS DUE BY PERIOD

                                                                                                       MORE
                                                      LESS THAN                                       THAN
CONTRACTUAL OBLIGATIONS               TOTAL           1 YEAR          1-3 YEARS      3-5 YEARS        5 YEARS
-----------------------               -----           ------          ---------      ---------        -------
Operating Lease Obligations       $   858,000      $   163,000      $   347,000      $   348,000            --
Purchase Obligations(1)             4,496,000        4,102,000          394,000               --            --
Asset Retirement Obligations        5,635,000           39,000          161,000        4,407,000     1,028,000
                                  -----------      -----------      -----------      -----------     ---------
  Total                           $10,989,000      $ 4,304,000      $   902,000      $ 4,755,000     1,028,000
                                  ===========      ===========      ===========      ===========     =========

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

RESULTS OF OPERATIONS THREE MONTHS ENDED March 31, 2005 vs. March 31, 2004

                                    REVENUES

         OIL SALES INCREASED 48% in the 2005 quarter to $2,018,000 from $1,362,000 in 2004 because of the 2% Australian foreign exchange rate increase discussed below, and a 56% increase in the average sales price per barrel, partially offset by a decrease in volumes sold. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                            2005 SALES                   2004 SALES

                                                   AVERAGE                        AVERAGE
                                                    PRICE                          PRICE
                                      BBLS       A.$ PER BBL        BBLS        A.$ PER BBL
                                      ----       -----------        ----        -----------
Australia:
  Mereenie field                      28,792           67.32        27,759           43.93
  Cooper Basin                         1,095           74.63         1,408           37.51
  Nockatunga project                   7,758           56.97        10,869           37.67
                                      ------           -----        ------           -----
Total                                 37,645           65.46        40,036           42.07
                                      ======           =====        ======           =====

         GAS SALES INCREASED 14% to $3,427,000 in 2005 from $3,014,000 in 2004.
This is the result of the 2% Australian foreign exchange rate increase discussed below, as well as increased volume and average price during the 2005 period.

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                            2005                     2004
                                            ----                     ----
Australia                              $3,359,000               $2,895,000
Canada-recurring                           68,000                  119,000
                                       ----------               ----------
Total                                  $3,427,000               $3,014,000
                                       ==========               ==========

         During the 2005 period, the volume of gas sold in Australia increased 6%, and the average price of gas sold increased 5%. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                       2005 SALES                       2004 SALES

                                   A.$ AVERAGE PRICE                 A.$ AVERAGE PRICE
                                   -----------------                 -----------------
                                                  PER                                PER
                                 BCF              MCF               BCF              MCF
                                 ---              ---               ---              ---
Australia: Palm Valley          .485              2.15             .589              2.13
Australia: Mereenie            1.027              3.00             .825              2.78
                               -----              ----            -----              ----
    Total                      1.512              2.63            1.414              2.51
                               =====              ====            =====              ====

         OTHER PRODUCTION RELATED REVENUES INCREASED 19% to $551,000 in 2005 from $463,000 in 2004 Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues.

         INTEREST INCOME DECREASED 62% to $103,000 in 2005 from $270,000 in 2004 primarily because of lower cash balances during the period.

                               COSTS AND EXPENSES

         PRODUCTION COSTS INCREASED 16% IN 2005 to $1,478,000 from $1,277,000 in 2004. The increase is the result of more money spent during the 2005 quarter in all areas and also the 2% Australian foreign exchange rate increase discussed below.

         EXPLORATION AND DRY HOLE COSTS INCREASED 53% to $1,042,000 in 2005 from $680,000 in 2004. These costs related to the exploration work performed on MPAL's properties. The primary reason for the increase is increased expenditures in the Taranki Basin of New Zealand and also the 2% Australian foreign exchange rate increase discussed below.

         SALARIES AND EMPLOYEE BENEFITS DECREASED 14% to $605,000 in 2005 from $702,000 in 2004. During the 2005 period there was a 2% increase in the Australian foreign exchange rate discussed below. This was offset by the termination of the MPAL defined benefit plan discussed in Note 11.

         DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 21% from $1,581,000 in 2004 to $1,918,000 in 2005 During the 2005 period, there was a 2% increase in the Australian foreign exchange rate as discussed below. Depletion expense for the Palm Valley and Mereenie fields increased during the period primarily because of the increased depletion rate for 2005 due to lower reserves and increased capital expenditures. In addition, depletion increased in the 2005 period for the Cooper Basin.

         AUDITING, ACCOUNTING AND LEGAL EXPENSES DECREASED 9% in 2005 to $81,000 from $89,000 in 2004. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company's internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2007.

         ACCRETION EXPENSE INCREASED 1% IN THE 2005 PERIOD from $103,000 in 2004 to $104,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002.

         SHAREHOLDER COMMUNICATIONS COSTS INCREASED 34% from $35,000 in 2004 to $47,000 in 2005 primarily because of MPC and MPAL's increased costs related to preparing public filings for distribution and the 2% increase in the Australian foreign exchange rate discussed below.

         OTHER ADMINISTRATIVE EXPENSES INCREASED 147% from $131,000 in 2004 to $324,000 in 2005. During the 2005 period, there was a 2% increase in the Australian foreign exchange rate discussed below and increases in insurance, consulting, repairs and maintenance and travel costs.

         INCOME TAX PROVISION DECREASED IN 2005 to $102,000 from $115,000 in 2004. The components of the income tax provision (in thousands) between MPC and MPAL are as follows:

                                                       2005         2004
                                                       ----         ----
Income before income taxes and minority interests      $ 500        $ 511
  MPC's non Australian loss (a)                          227          139
  Permanent differences-Australia                       (452)        (337)
                                                       -----        -----
Book taxable income -Australia                         $ 275        $ 313
                                                       =====        =====
Australian tax rate                                       30%          30%
Australian income tax provision (benefit)              $  83        $  94
Tax benefit of MPAL losses                                --           (8)
MPC income tax provision (a)                              19           29
                                                       -----        -----
Income tax provision                                   $ 102        $ 115
                                                       =====        =====
Current income tax provision                           $  19        $  29
Deferred income tax provision                             83           86
                                                       -----        -----
Income tax provision                                   $ 102        $ 115
                                                       =====        =====
Effective tax rate                                        20%          22%
                                                       =====        =====

(a) MPC did not recognize a deferred tax benefit for its non Australian income tax losses during the quarter, as it is not likely that such deferred assets will be realized.

                                 EXCHANGE EFFECT

         THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.7702 AT MARCH 31, 2005 compared to a value of $.7801 at DECEMBER 31, 2004. This resulted in a $871,000 foreign currency translation loss for the three months ended March 31, 2005. The average exchange rate used to translate MPAL's operations in Australia was $.7776 for the quarter ended March 31, 2005, which was an 2% increase compared to the $.7658 rate for the quarter ended March 31, 2004.

NINE MONTHS ENDED MARCH 31, 2005 VS. MARCH 31, 2004

                                    REVENUES

         OIL SALES INCREASED 49% in the nine months to $5,419,000 from $3,637,000 in 2004 because of the 5% Australian foreign exchange rate increase discussed below, and a 52% increase in the average sales price per barrel partially offset by a decrease in volumes sold. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                                           NINE MONTHS ENDED MARCH 31,
                                           ---------------------------
                                   2005 SALES                      2004 SALES

                                                                            AVERAGE
                                        AVERAGE PRICE                       PRICE
                            BBLS         A.$ PER BBL         BBLS        A.$ PER BBL
                            ----         -----------         ----        -----------
Australia:
  Mereenie field           87,253         62.57             87,069         41.48
  Cooper Basin              3,319         59.56              5,604         36.14
  Nockatunga project       22,856         55.12             27,309         36.60
                          -------         -----            -------         -----
Total                     113,428         61.04            119,982         40.16
                          =======         =====            =======         =====

         GAS SALES DECREASED 7% to $9,251,000 in 2005 from $9,932,000 in 2004.
The decrease was primarily the result of the one time proceeds of $1,135,000 from the Kotaneelee gas field settlement recorded in 2003. This was partially offset by the 5% Australian foreign exchange rate increase discussed below and the 3.5% increase in price per mcf sold.

                      NINE MONTHS ENDED MARCH 31,
                      ---------------------------
                          2005             2004
                          ----             ----
Australia              $9,025,000      $8,487,000
Canada-recurring          226,000         310,000
Canada-settlement              --       1,135,000
                       ----------      ----------
Total                  $9,251,000      $9,932,000
                       ==========      ==========

         The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                                    NINE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                             2005 SALES                       2004 SALES

                                          A.$ AVERAGE PRICE                A.$ AVERAGE PRICE
                                                 PER                              PER
                                BCF              MCF              BCF             MCF
Australia: Palm Valley         1.540            2.14             1.79            2.19
Australia: Mereenie            2.803            2.91             2.57            2.81
                               -----            ----             ----            ----
    Total                      4.343            2.63             4.36            2.54
                               =====            ====             ====            ====

         OTHER PRODUCTION RELATED REVENUES INCREASED 7% to $1,357,000 in 2005 from $1,266,000 in 2004. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues.

         INTEREST INCOME DECREASED 1.5% to $835,000 in 2005 from $848,000 in 2004 primarily due to lower cash balances partially offset by the 5% Australian foreign exchange rate increase discussed below and.

                               COSTS AND EXPENSES

         PRODUCTION COSTS INCREASED 6.5% IN 2005 to $4,322,000 from $4,055,000 in 2004. The increase in 2005 was primarily the result of increased expenditures in the Mereenie and Palm Valley fields and the 5% Australian foreign exchange rate increase discussed below, partially offset by lower expenditures for the Nockatunga project and the Cooper Basin.

         EXPLORATION AND DRY HOLE COSTS INCREASED 20% to $3,096,000 in 2005 from $2,585,000 in 2004. These costs related to the exploration work performed on MPAL's properties. The primary reasons for the increase in 2005 were seismic work performed on the Nockatunga project, costs related to exploration activities in New Zealand and the 5% Australian foreign exchange rate increase discussed below. These costs were partially offset by less costs incurred in 2005 on properties in Southern Australia.

         SALARIES AND EMPLOYEE BENEFITS DECREASED 3% to $1,924,000 in 2005 from $1,982,000 in 2004 The decrease in 2005 was the result of the termination of the MPAL defined benefit plan discussed in Note 11. This was partially offset by the 5% increase in the Australian foreign exchange rate discussed below and the regular annual increases in salaries.

         DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 24% from $4,325,000 in 2004 to $5,373,000 in 2005 During the 2005 period, there was a 5% increase in the Australian foreign exchange rate discussed below. Depletion expense for the Palm Valley and Mereenie fields increased 22% during the period primarily because of the increased depletion rate for 2005 due to lower reserves and increased capital expenditures. In addition, depletion increased in the 2005 period for the Cooper Basin.

         AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 10% IN 2005 to $363,000 from $330,000 in 2004. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company's internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2007.

         ACCRETION EXPENSE INCREASED 9.5% IN THE 2005 PERIOD from $273,000 in 2004 to $299,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. The increase in the 2005 period is primarily the 5% increase in the Australian foreign exchange rate discussed below and the increased rate used for the Palm Valley and Mereenie fields.

         SHAREHOLDER COMMUNICATIONS COSTS INCREASED 29% from $156,000 in 2004 to $202,000 in 2005 primarily because of MPC and MPAL's increased costs related to preparing public filings for distribution and the 5% increase in the Australian foreign exchange rate discussed below.

         OTHER ADMINISTRATIVE EXPENSES INCREASED 54% from $427,000 in 2004 to $658,000 in 2005. primarily due to increased consulting and insurance costs and the 5% increase in the Australian foreign exchange rate discussed below.

         INCOME TAX PROVISION DECREASED IN 2005 to $260,000 from $463,000 in 2004 because of lower book taxable income in 2005. The components of the income tax provision (in thousands) between MPC and MPAL are as follows:

                                                               2005          2004
                                                               ----          ----
Income(loss) before income taxes and minority interests      $   627        $ 1,549
   MPC's non Australian loss (income) (a)                        978           (700)
   Permanent differences-Australia                              (933)          (819)
                                                             -------        -------
Book taxable income -Australia                               $   672        $    30
                                                             =======        =======
Australian tax rate                                               30%            30%
Australian income tax provision                              $   202        $     9
Tax benefit of MPAL losses                                                       (9)

MPC income tax provision (a)                                      58            463
                                                             -------        -------
Income tax provision                                         $   260        $   463
                                                             =======        =======
Current income tax provision                                      58        $   463
Deferred income tax  provision                                   202             --
                                                             -------        -------
Income tax provision                                         $   260        $   463
                                                             =======        =======
Effective tax rate                                                41%            30%
                                                             =======        =======

(a) MPC did not recognize a deferred tax benefit for its non Australian income tax losses during the quarter, as it is not likely that such deferred assets will be realized.

                                 EXCHANGE EFFECT

         THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.7702 AT March 31, 2005 compared to a value of $.6993 at June 30, 2004. This resulted in a $1,599,000 foreign currency translation gain for the nine months ended March, 2005. The average exchange rate used to translate MPAL's operations in Australia was $.7481 for the nine month period ended March 31, 2005, which was a 5% increase compared to the $.7138 rate for the nine month period ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. For the nine month period ended March 31, 2005, oil sales represented approximately 34% of production revenues, therefore, an increase in the world price of crude oil would have a positive impact on the Company's earnings, while a decrease in crude oil prices would have a similar negative impact on earnings. Gas sales, which represented approximately 58% of production revenues in 2005, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI). Accordingly, the price of gas will increase or decrease consistent with movement in the ACPI. At March 31, 2005, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $24 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including Daniel J. Samela, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of March 31, 2005. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

         Internal Control Over Financial Reporting

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its annual report for the year ending June 30, 2007 and in subsequent annual reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2007, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

         Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has initiated a process to document, review and test its internal controls over financial reporting during the remainder of the fiscal year ending June 30, 2005 and 2006. As part of its Section 404 compliance project, the Company intends to make improvements to its internal controls over financial reporting when and as required by the Act and make disclosure with respect to any such improvements to the extent such improvements are deemed material to the Company's internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                                 March 31, 2005

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

                                                            TOTAL NUMBER OF SHARES
                                                             PURCHASED AS PART OF         MAXIMUM NUMBER OF SHARES
                      TOTAL NUMBER OF     AVERAGE PRICE     PUBLICLY ANNOUNCED PLAN            THAT MAY YET BE
   PERIOD            SHARES PURCHASED      PAID SHARE                (1)                    PURCHASED UNDER PLAN
   ------            ----------------      ----------                ---                    --------------------
Oct. 1-31, 2004              0                 0                      0                             319,150
Nov. 1-30, 2004              0                 0                      0                             319,150
Mar. 1-31, 2005              0                 0                      0                             319,150

(1) The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2005, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         MAGELLAN PETROLEUM CORPORATION
                                                Registrant

Date: May 16, 2005                       By /s/ Daniel J. Samela
                                            ------------------------------
                                         Daniel J. Samela,
                                         President and Chief Executive Officer,
                                         Chief Financial and Accounting Officer