Form 10-K
period 2005-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2005-09-28
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-5507
Magellan Petroleum Corporation
(Exact name of registrant as specified in its charter)

Delaware	06-0842255
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10 Columbus Boulevard, Hartford, CT	06106
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(860) 293-2006
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common stock, par value $.01 per share	Boston Stock Exchange
Securities registered pursuant to Section 12(g) of the Act

Title of Class

Common stock, par value $.01 per share	NASDAQ SmallCap Market
                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at the $1.31 closing price on December 31, 2004 (the last business day of the most recently completed second quarter) was $33,453,370.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
      Common stock, par value $.01 per share, 25,784,983 shares outstanding as of September 22, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      None

Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as “A.$00”. The exchange rate at September 22, 2005 was approximately A.$1.00 equaled U.S.$.77.

PART I

Item 1.	Business
      Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2005, MPC’s principal asset was a 55.125% equity interest of stock that is publicly held in Australia and listed on the Australian stock exchange under the trading symbol MAG.
      MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field and a 65% interest in the Mereenie field. Santos Ltd owned 18.2% of MPAL’s outstanding stock at June 30, 2003. It sold all of its interest during 2004. Origin Energy Limited, a publicly owned Australian company, owned 17.1% of MPAL’s outstanding stock at June 30, 2003. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company’s common stock. After the exchange was completed on September 2, 2003, MPC’s interest in MPAL increased to 55% and Origin Energy’s interest decreased to 14.5%. At June 30, 2005 Origin Energy’s interest in MPAL is 11%.
      During July 2004, MPAL reached an agreement with Voyager Energy Limited for the purchase of its 40.936% working interest (38.703% net revenue interest) in its Nockatunga assets in southwest Queensland. The assets comprise several producing oil fields in Petroleum Leases 33, 50 and 51 together with exploration acreage in ATP 267P at a purchase price of approximately $1.4 million. The project is currently producing about 258 barrels of oil per day (MPAL share 100 bbls).
      MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. During October 2003, the Company received approximately $851,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs terminated all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party agreed to bear its own legal costs, there were no taxable costs assessed against any of the parties. See Item 3 — Legal Proceedings.
      The following chart illustrates the various relationships between MPC and the various companies discussed above.
      The following is a tabular presentation of the omitted material:
MPC — MPAL RELATIONSHIPS CHART
MPC owns 55.125% of MPAL.
MPC owns 2.67% of the Kotaneelee Field, Canada.
MPAL owns 52% of the Palm Valley Field, Australia.
MPAL owns 35% of the Mereenie Field, Australia.
MPAL owns 40.94% of the Nockatunga Field, Australia.
Origin Energy Limited owns 11% of MPAL.
SANTOS owns 48% of the Palm Valley Field, Australia.
SANTOS owns 65% of the Mereenie Field, Australia.
SANTOS owns 59.06% of the Nockatunga Field, Australia.
      (a) General Development of Business.
      Operational Developments Since the Beginning of the Last Fiscal Year:
      The following is a summary of oil and gas properties that the Company has an interest in. The Company is committed to certain exploration and development expenditures, some of which may be farmed out to third parties.

AUSTRALIA

Mereenie Oil and Gas Field
      MPAL (35%) and Santos (65%), the operator (together known as the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL’s share of the Mereenie field proved developed oil reserves (net of royalties), based upon contract amounts, was approximately 262,000 barrels and 14.6 billion cubic feet (bcf) of gas at June 30, 2005. Two gas development wells were drilled in late 2004 to increase gas deliverability in order to meet the gas contractual requirements until June 2009.
      During fiscal 2005, MPAL’s share of oil sales was 136,000 barrels and 4.3 bcf of gas sold, which is subject to net overriding royalties aggregating 4.0625% and the statutory government royalty of 10%. The oil is transported by means of a 167-mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. The oil is then shipped south approximately 950 miles by road to the Port Bonython Export Terminal, Whyalla, South Australia for sale. The cost of transporting the oil to the terminal is being borne by the Mereenie Producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water Corporation (PAWC) and Gasgo Pty. Limited (Gasgo), a company PAWC wholly owns, for use in Darwin and other Northern Territory centers. See “Gas Supply Contracts” below. The petroleum lease covering the Mereenie field expires in November 2023.

Palm Valley Gas Field
      MPAL has a 52.023% interest in, and is the operator of, the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 47.977% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PAWC and Gasgo. See “Gas Supply Contracts” below. MPAL’s share of the Palm Valley proved developed reserves, net of royalities, was 10.7 bcf at June 30, 2005 and is based upon contract amounts. During fiscal 2005, MPAL’s share of gas sales was 2.4 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 7.3125%. MPAL drilled an additional development well, Palm Valley-11, in 2004. The well was a dry hole. Gasgo paid the cost of the well under the gas supply agreement. The producers and Gasgo have agreed to install additional compression equipment in the field that will assist field deliverability during the remaining Darwin gas contract period. Gasgo will pay for the cost of the additional compression under the gas supply agreement, which is scheduled to be commissioned in the field at the end of 2005. The production lease covering the Palm Valley field expires in November 2024.

Gas Supply Contracts
      In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PAWC for use in the PAWC’s Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922-mile Amadeus Basin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index.
      The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. As indicated above, gas production from both fields is fully contracted through to 2009 and 2012, respectively. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.

      At June 30, 2005, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf

Less than one year	6.21
Between 1-5 years	23.06
Greater than 5 years	.80

Total	30.07

Nockatunga Oil Fields
      MPAL purchased its 40.936% working interest (38.703% net revenue interest) in the Nockatunga oil fields in southwest Queensland during 2004. Santos Ltd. is operator of the fields and holds the remaining interest. The assets comprise eight producing oil fields in Petroleum Leases 33, 50 and 51 together with exploration acreage in ATP 267P. The fields are currently producing about 258 barrels of oil per day (MPAL share 100 bbls). During fiscal 2005, MPAL’s share of oil sales was 35,000 barrels which is subject to a 10% statutory government royalty and net overriding royalties aggregating 3.0%. MPAL’s share of the Nockatunga fields’ proved developed oil reserves was approximately 253,000 barrels at June 30, 2005. Petroleum Lease 33 expires in April 2007 and Petroleum Leases 50 and 51 expire in June 2011.
      A 92 square mile 3D seismic survey was undertaken in late 2004 over PL51 and parts of PL33 and ATP 267P. The drilling of four wells, development as well as exploration, is planned for late 2005 at locations identified by the seismic data. MPAL’s share of the cost is approximately $1,065,000. At June 30, 2005, MPAL’s share of the work obligations of ATP 267P totaled $312,000, of which none was committed.

Dingo Gas Field
      MPAL has a 34.3% interest in the Dingo gas field which is held under a retention license. No market has emerged for the gas volumes that have been discovered in the Dingo gas field, which is located in the Amadeus Basin in the Northern Territory. MPAL’s share of potential production from this permit area is subject to a 10% statutory government royalty and overriding royalties aggregating 4.8125%. The license expires in October 2008.

Browse Basin
      During fiscal year 2001, MPAL acquired a 50% working interest in each of exploration permits WA-306-P and WA-307-P in the Barcoo Sub-basin of the southern Browse Basin, offshore Western Australia. Antrim Energy, a Canadian company, is the operator of the joint venture. During October 2004, Antrim Energy and ONGC Videsh Limited, an Indian company, funded the drilling of the South Galapagos-1 well in WA-306-P, including MPAL’s estimated share of the well cost of $1,006,000. MPAL’s interest in WA 306-P reduced to 12.5%. The well was a dry hole and MPAL has withdrawn from both these permits.

Maryborough Basin
      MPAL holds a 100% interest in exploration permit ATP 613P in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has applications pending for permits ATP 674P and ATP 733P which are adjacent to ATP 613P. At June 30, 2005, MPAL’s share of the work obligations of permit ATP 613P totaled $1,067,000, of which $114,000 is committed.

Cooper/ Eromanga Basin
PEL 94, PEL 95 & PPL 210
      During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum Ltd. were successful in bidding for two exploration blocks (PEL 94 and PEL 95) in South Australia’s Cooper Basin. Aldinga-1 was completed in September 2002 and began producing in May 2003 at about 80 barrels of oil per day. By June

2005, production had declined to about 25 barrels of oil per day. Petroleum Production Licence 210 was granted over the Aldinga field in December 2004. During July 2004, the Waitpinga-1 well was drilled in PEL 95 and the Almonta-1 well was drilled in PEL 95 during April 2005. Both wells were dry holes. Black Rock Petroleum NL contributed to the cost of drilling the Myponga-1 well in June 2004 to earn a 15% interest in the PEL 94 permit. MPAL’s interest in PEL 94 was reduced to 35%. Black Rock Petroleum NL subsequently assigned its interest in PEL 94 to Victoria Petroleum NL. MPAL’s share of the cost of the two wells was approximately $301,000. These have been reflected as exploration and production costs in the consolidated financial statements. At June 30, 2005, MPAL’s share of the work obligations of the two permits totaled $513,000, of which $288,000 was committed.
PEL 110 & PELA 116
      During fiscal year 2001, MPAL and its partner Beach Petroleum Ltd. were also successful in bidding for two additional exploration blocks, PEL 110 (37.5%) and PELA 116 (50%) in the Cooper Basin. PEL 110 was granted in February 2003. The application for PEL 116 has been withdrawn. During July 2005, the Yanerbie-1 well was drilled in PEL 110. Cooper Energy NL contributed to the cost of the well to earn a 25% interest in PEL 110, and Enterprise Energy NL contributed to the cost of the well to earn 12.5% in any discovery. The well was a dry hole. MPAL has granted Enterprise Energy NL the option to earn a 6.25% interest in the PEL 110 by funding further exploration in the area. At June 30, 2005, MPAL’s share of the work obligations of the PEL 110 permit totaled $601,000, of which $143,000 was committed.
NEW ZEALAND
PEP 38222 & PEP 38225
      During fiscal 2002, MPAL (100%) was granted exploration permit PEP 38222, offshore south of the South Island of New Zealand. Following a program of seismic reprocessing and interpretation, the permit was surrendered during May 2005. In November 2003, MPAL (100%) was granted permit PEP 38225, adjacent to PEP 38222. At June 30, 2005, MPAL’s work obligations on the PEP 38225 permit totaled $12,725,000, of which none is committed.
PEP 38746, PEP 38748, PEP 38765 & PEP 38766
      In August 2002, MPAL was granted a 25% interest in permits PEP 38746 and PEP 38748 in the Taranaki Basin in the North Island, New Zealand. MPAL and its partners drilled the Hihi-1 well in PEP 38748 during November 2004 and the Kakariki-1 well during February 2005 at an approximate cost of $422,000 to MPAL. Hihi located a sub-commercial gas pool and Kakariki-1 was a dry hole. MPAL has withdrawn from the PEP 38746 and PEP 38748 permits.
      MPAL was granted exploration permits PEP 38765 (12.5%) and PEP 38766 (25%) during February 2004. The Miromiro-1 well was drilled in PEP 38765 during December 2004. The well was a dry hole. MPAL has elected to withdraw from PEP 38766. At June 30, 2005, MPAL’s share of the work obligations of the PEP 38765 permit totaled $210,000, of which none was committed.
UNITED KINGDOM
PEDL 098 & PEDL 099
      During fiscal year 2001, MPAL acquired an interest in two licenses in southern England in the Weald-Wessex basin. The two licenses, PEDL 098 (22.5%) in the Isle of Wight and PEDL 099 (40%) in the Portsdown area of Hampshire, were each granted for a period of six years. The Sandhills-2 well spudded in the PEDL 098 permit during August 2005. At June 30, 2005, MPAL’s share of the work obligations of the permits totaled $1,112,000, of which $114,000 was committed. The UK companies, Northern Petroleum and Montrose Industries, funded part of MPAL’s share of the cost of the Sandhills-2 well.

PEDL 112 & PEDL 113
      During fiscal year 2002, MPAL acquired two additional licenses in southern England. The two licenses, PEDL 113 (22.5%) in the Isle of Wight and PEDL 112 (33.3%) in the Kent area on the margin of the Weald-Wessex basin, were each granted for a period of six years. At June 30, 2005, MPAL’s share of the work obligations of the permits totaled $1,458,000, of which $60,000 was committed.
PEDL 125 & PEDL 126
      Effective July 1, 2003, MPAL acquired two licenses each granted for a period of six years in southern England, PEDL 125 (40%) in Hampshire and PEDL 126 (40%) in West Sussex. The drilling plans for the Hedge End-2 well in PEDL 125 and Horndean Extension-1 in PEDL 126 are in progress and spudding of these well is expected in 2006. The UK company, Oil Quest Resources Plc, will fund part of MPAL’s share of the cost of the two wells to acquire a 10% interest in each of the permits. At June 30, 2005, MPAL’s share of the work obligations of the two permits totaled $1,759,000, of which $1,686,000 was committed.
PEDL 135, PEDL 136 & PEDL 137
      Effective October 1, 2004, MPAL was granted 100% interest in PEDL 135, PEDL 136 and PEDL 137 in southern England for a term of six years, each with a drill or drop obligation at the end of the third year of the term. MPAL is undertaking a program of seismic data purchase and interpretation. At June 30, 2005, MPAL’s work obligation for the three licenses totaled $8,573,000, of which none was committed.
PEDL 151, PEDL 152, PEDL 153, PEDL 154 & PEDL 155
      Effective October 1, 2004, MPAL acquired an additional five licenses each granted for a period of six years in southern England, PEDL 151 (11.25%), PEDL 152 (22.5%), PEDL 153 (33.3%), PEDL 154 (50%) and PEDL 155 (40%). Each licence has a drill or drop obligation at the end of the third year of the term. The UK company, Oil Quest Resources Plc, will fund part of MPAL’s share of the PEDL 155 exploration costs to acquire a 10% interest in the license. At June 30, 2005, MPAL’s work obligation for the five licenses totaled $4,159,000, of which none was committed.
CANADA
      MPC owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Devon Canada Corporation is the operator of this partially developed field which is connected to a major pipeline system. Production at Kotaneelee commenced in February 1991. The Company received cash of $220,352 from this field in 2005.
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

      (i) Principal Products.
      MPAL has an interest in the Palm Valley gas field and in the Mereenie oil and gas field as well as the Nockatunga and Aldinga oil fields in South Australia’s Cooper Basin. See Item 1(a) — Australia — for a discussion of the oil and gas production from the Mereenie and Palm Valley fields. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in Canada.
      (ii) Status of Product or Segment.
      See Item 1(a) and (b) — Australia and Canada — for a discussion of the current and future operations of the Mereenie and Palm Valley fields in Australia, the Nockatunga fields in Australia and MPC’s interest in the Kotaneelee field in Canada.
      (iii) Raw Materials.
      Not applicable.
      (iv) Patents, Licenses, Franchises and Concessions Held.
      MPAL has interests directly and indirectly in the following permits. Permit holders are generally required to carry out agreed work and expenditure programs.

Permit	Expiration Date	Location

Petroleum Lease No. 4 and No. 5 (Mereenie) (Amadeus Basin)	November 2023	Northern Territory, Australia
Petroleum Lease No. 3 (Palm Valley) (Amadeus Basin)	November 2024	Northern Territory, Australia
Retention License 2 (Dingo) (Amadeus Basin)	October 2008	Northern Territory, Australia
Petroleum Lease No. 33 (Nockatunga) (Cooper Basin)	April 2007	Queensland, Australia
Petroleum Lease No. 50 and No. 51(Nockatunga) (Cooper Basin)	June 2011	Queensland, Australia
ATP 613P (Maryborough Basin)	March 2007	Queensland, Australia
ATP 674P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 733P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 267P (Nockatunga) (Cooper Basin)	November 2007	Queensland, Australia
ATP 732P (Cooper Basin)	Application pending	Queensland, Australia
WA-306-P (Browse Basin)	July 2006	Offshore Western Australia
WA-307-P (Browse Basin)	August 2006	Offshore Western Australia
PEL 94 (Cooper Basin)	November 2006	South Australia
PEL 95 (Cooper Basin)	October 2006	South Australia
PEL110 (Cooper Basin)	February 2008	South Australia
PEP 38746 (Taranaki Basin)	August 2007	New Zealand
PEP 38748 (Taranaki Basin)	August 2007	New Zealand
PEP 38765 (Taranaki Basin)	February 2009	New Zealand
PEP 38766 (Taranaki Basin)	February 2009	New Zealand
PEP 38225 (Great South Basin)	November 2009	New Zealand
PEDL 098 (Weald-Wessex Basins)	September 2006	United Kingdom
PEDL 099 (Weald-Wessex Basins)	September 2006	United Kingdom
PEDL 112 (Weald-Wessex Basins)	January 2008	United Kingdom
PEDL 113 (Weald Basin)	January 2008	United Kingdom
PEDL 125 (Weald-Wessex Basins)	July 2009	United Kingdom
PEDL 126 (Weald-Wessex Basins))	July 2009	United Kingdom

Permit	Expiration Date	Location

PEDL 135 (Weald Basin)	September 2010	United Kingdom
PEDL 136 (Weald Basin)	September 2010	United Kingdom
PEDL 137 (Weald Basin)	September 2010	United Kingdom
PEDL 151 (Weald-Wessex Basins)	September 2010	United Kingdom
PEDL 152 (Weald-Wessex Basin)	September 2010	United Kingdom
PEDL 153 (Weald Basin)	September 2010	United Kingdom
PEDL 154 (Weald Basin)	September 2010	United Kingdom
PEDL 155 (Weald-Wessex Basins)	September 2010	United Kingdom
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
      Since 1992, there has been an ongoing controversy regarding the Aborigines and the ownership of their traditional lands. There has been legislation aimed at resolving this controversy. The Company does not believe that this issue will have a material adverse impact on MPAL’s properties.
      (v) Seasonality of Business.
      Although the Company’s business is not seasonal, the demand for oil and especially gas is subject to fluctuations in the Australian weather.
      (vi) Working Capital Items.
      See Item 7 — Liquidity and Capital Resources for a discussion of this information.
      (vii) Customers.
      Although the majority of MPAL’s producing oil and gas properties are located in a relatively remote area in central Australia (See Item 1 — Business and Item 2 — Properties), the completion in January 1987 of the Amadeus Basin to Darwin gas pipeline has provided access to and expanded the potential market for MPAL’s gas production.

Natural Gas Production
      MPAL’s principal customer and the most likely major customer for future gas sales is PAWC, a governmental authority of the Northern Territory Government, which also has substantial regulatory authority over MPAL’s oil and gas operations. The loss of PAWC as a customer would have a material adverse effect on MPAL’s business.

Oil Production
      Presently all of the crude oil and condensate production from Mereenie is being shipped and sold through the Port Bonython Export Terminal, Whyalla, South Australia. Crude oil production from Aldinga is shipped and sold through the Moomba processing facility in northeastern South Australia, Nockatunga crude oil is shipped and sold through the IOR refinery at Eromanga, Southwest Queensland. Oil sales during 2005 were 66.6% to the Santos group of companies, 20.2% to Delphi Petroleum P/L and 13.2% to Origin Energy Resources Ltd.
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
      At the present time, the Company’s principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company’s future. Currently, most indigenous crude oil is consumed within Australia. In addition, refiners and others import crude oil to meet the overall demand in Australia. The Palm Valley Producers and the Mereenie Producers are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market its respective share of production from each field.
      (xi) Research and Development.
      Not applicable.
      (xii) Environmental Regulation.
      The Company is subject to the environmental laws and regulations of the jurisdictions in which it carries on its business, and existing or future laws and regulations could have a significant impact on the exploration for and development of natural resources by the Company. However, to date, the Company has not been required to spend any material amounts for environmental control facilities. The federal and state governments in Australia strictly monitor compliance with these laws but compliance therewith has not had any adverse impact on the Company’s operations or its financial resources.
      At June 30, 2005, the Company had accrued approximately $5.7 million for asset retirement obligations for the Mereenie, Palm Valley, Kotaneelee, Nockatunga and Dingo fields. See Note 2 of the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.
      (xiii) Number of Persons Employed by Company.
      At June 30, 2005, MPC had two full-time employees in the United States and MPAL had 31 employees in Australia. MPC relies to a great extent on consultants for legal, accounting, administrative and geological services.
      (d)(2) Financial Information Relating to Foreign and Domestic Operations.
      See Note 10 to the Consolidated Financial Statements.
      (3) Risks Attendant to Foreign Operations.
      Most of the properties in which the Company has interests are located outside the United States and are subject to certain risks involved in the ownership and development of such foreign property interests. These risks include but are not limited to those of: nationalization; expropriation; confiscatory taxation; changes in foreign exchange controls; currency revaluations; price controls or excessive royalties; export sales restrictions; limitations on the transfer of interests in exploration licenses; and other laws and regulations which may adversely affect the Company’s properties, such as those providing for conservation, proration, curtailment, cessation, or other limitations of controls on the production of or exploration for hydrocarbons. Thus, an investment in the Company represents a speculation with risks in addition to those inherent in domestic petroleum exploratory ventures.

      Since 1992, there has been an ongoing controversy regarding the Aborigines and the ownership of their traditional lands. There has been legislation aimed at resolving this controversy. The Company does not believe that this issue will have a material adverse impact on MPAL’s properties.
      (4) Data Which are Not Indicative of Current or Future Operations.
      None.

Item 2.	Properties.
      (a) MPC has interests in properties in Australia through its 55% equity interest in MPAL which holds interests in the Northern Territory, Queensland, South Australia and Western Australia. MPAL also has interests in New Zealand and the United Kingdom. In Canada, MPC has a direct interest in one lease. For additional information regarding the Company’s properties, See Item 1 — Business.
      (b) (1) The information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows and results of operations is contained in Supplementary Oil & Gas Information under Item 8 — Financial Statements and Supplementary Data.
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
AUSTRALIAN MAP WITH MPAL PROJECTS SHOWN
      The following graphic presentation has been omitted, but the following is a description of the omitted material:
AMADEUS BASIN PROJECTS MAP
      The map indicates the location of the Amadeus Basin interests in the Northern Territory of Australia. The following items are identified:

Palm Valley Gas Field
Mereenie Oil & Gas Field
Dingo Gas Field
Palm Valley — Alice Springs Gas Pipeline
Palm Valley — Darwin Gas Pipeline
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
      (2) Reserves Reported to Other Agencies.
      None
      (3) Production.
      MPC’s net production volumes for gas and oil during the three years ended June 30, 2005 were as follows (data for Canada has not been included since MPC is in a carried interest position and the data is not material)

	2005	2004	2003

Australia:
Gas (bcf)	5.7	5.7	6.0
Crude oil (bbl)	151,000	150,000	126,000
      The average sales price per unit of production for Australia for the following fiscal years is as follows:

	2005		2004		2003

Australia:
Gas (per mcf)	A.$	2.67	A.$	2.61	A.$	2.65
Crude oil (per bbl)	A.$	62.74	A.$	42.12	A.$	42.82
      The average production cost per unit of production for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia. During fiscal 2005, 2004 and 2003, the cost of remedial work on various wells in the Mereenie field and lower production levels increased production costs.

	2005		2004		2003

Australia:
Gas (per mcf)	A.$	.49	A.$	.49	A.$	.48
Crude oil (per bbl)	A.$	21.20	A.$	25.68	A.$	29.15
      Amounts presented above are in Australian dollars to show a more meaningful trend of underlying operations. For the year ended June 30, 2005, 2004 and 2003 the average foreign exchange rates were .7533, .7179, and .5852, respectively.
      (4) Productive Wells and Acreage.
      Productive wells and acreage at June 30, 2005:

	Productive Wells

	Oil		Gas		Developed Acreage

	Gross	Net	Gross	Net	Gross Acres	Net Acres

Australia	47.0	9.8	14.0	3.20	79,957	33,647
Canada	—	—	3.0	.08	3,350	89

	47.0	9.8	17.0	3.28	83,307	33,736

      (5) Undeveloped Acreage.
      The Company’s undeveloped acreage (except as indicated below) is set forth in the table below:
GROSS AND NET ACREAGE AS OF JUNE 30, 2005
      MPAL has interests in the following properties (before royalties). MPC has an interest in these properties through its 55% interest in MPAL.

	MPAL			MPC

			Interest		Interest
	Gross Acres	Net Acres	%	Net Acres	%

Australia
Northern Territory
PL4/ PL5 Mereenie (Amadeus Basin)(1)	69,407	24,292	35.00	13,392	19.30
PL3 Palm Valley (Amadeus Basin)(2)	157,833	82,109	52.02	45,267	28.68
RL2 Dingo (Amadeus Basin)	115,596	39,696	34.34	21,882	18.93

	342,836	146,097		80,541

Queensland:
ATP 613P (Maryborough Basin)	230,352	230,352	100.00	126,993	55.13
ATP 267P (Cooper Basin)	177,445	72,605	40.94	40,046	22.57
PL33/ PL50/ PL51 Nockatunga (Cooper Basin)(3)	87,932	36,101	40.94	19,845	22.57

	495,729	339,058		186,884

South Australia:
PEL 94 (Cooper Basin)	669,296	234,254	35.00	129,144	19.30
PEL 95/ PPL 210 (Cooper Basin)(4)	960,805	480,403	50.00	264,846	27.57
PELA 110 (Cooper Basin)	361,188	135,446	37.50	74,671	20.67

	1,991,289	850,103		468,661

Western Australia:
WA-306-P (Browse Basin)	1,145,413	143,177	12.50	78,933	6.89
WA-307-P (Browse Basin)	856,769	428,384	50.00	236,168	27.57

	2,002,182	571,561		315,101

United Kingdom
PEDL 098/113/152 (Weald-Wessex Basins)	82,407	18,542	22.50	10,222	12.40
PEDL 099/154 (Weald-Wessex Basins)	52,514	21,006	40.00	11,580	22.05
PEDL 112/153 (Weald Basin)	140,342	46,776	33.33	25,788	18.37
PEDL 125/126 (Weald-Wessex Basins)	111,975	44,790	40.00	24,693	22.05
PEDL 135/136/137 (Weald Basin)	123,152	123,152	100.00	67,894	55.13
PEDL 151 (Weald Basin)	23,540	2,648	11.25	1,460	6.20
PEDL 154 (Weald Basin)	84,834	42,417	50.00	23,385	27.57

	618,764	299,331		165,022

New Zealand
PEP 38225 (Great South Basin)	2,908,870	2,908,870	100.00	1,603,660	55.13
PEP 38746/38748/38766	36,037	9,009	25.00	4,967	13.78
PEP 38765	3,137	392	12.50	216	6.89

	2,948,044	2,918,271		1,608,843

Total MPAL	8,398,844	5,124,421		2,825,052

	MPAL			MPC

			Interest		Interest
	Gross Acres	Net Acres	%	Net Acres	%

Properties held directly by MPC:
Canada
Yukon and Northwest Territories:
Carried interest(5)	31,885 8,430,729			850 2,825,902	2.67
Total

(1)	Includes 41,644 gross developed acres and 14,575 net acres.

(2)	Includes 31,567 gross developed acres and 16,422 net acres.

(3)	Includes 6,400 gross developed acres and 2,477 net acres.

(4)	Includes 346 gross developed acres and 173 net acres.

(5)	Includes 3,350 gross developed acres and 89 net acres.
      (6) Drilling Activity.
      Productive and dry net wells drilled during the following years (data concerning Canada and the United States is insignificant):

	Australia/New Zealand

	Exploration		Development
Year Ended
June 30,	Productive	Dry	Productive	Dry

2005	—	1.88	.70	—
2004	—	3.11	.41	.52
2003	.50	1.90	—	—
      (7) Present Activities.
      There was one well being drilled at June 30, 2005. During July 2005, the Company decided to plug and abandon exploration well Yanerbie-1. The Sandhills-2 and Kiana 1wells spudded during August 2005. See Item 1 — Cooper Basin and United Kingdom for a discussion of the present activities of MPAL.
      (8) Delivery Commitments.
      See discussion under Item 1 concerning the Palm Valley and Mereenie fields.

Item 3.	Legal Proceedings.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters and Issuer Purchases of Securities
      (a) Principal Market
      The principal market for MPC’s common stock is the NASDAQ SmallCap market under the symbol MPET. The stock is also traded on the Boston Stock Exchange under the symbol MPC. The quarterly high and low prices on the most active market, NASDAQ, during the quarterly periods indicated were as follows:

2005	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

High	1.59	1.65	1.97	3.60
Low	1.19	1.22	1.23	1.05

2004	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

High	1.37	1.57	2.32	1.80
Low	.98	1.00	1.36	1.02
      (b) Approximate Number of Holders of Common Stock at September 22, 2005

Title of Class	Number of Record Holders

Common stock, par value $.01 per share	6,752
      (c) Frequency and Amount of Dividends
      MPC has never paid a cash dividend on its common stock.

Recent Sales of Unregistered Securities
      None
Issuer Purchases of Equity Securities
      The following table sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

				Maximum
			Total Number of	Number of
	Total Number of	Average Price	Shares Purchased	Shares that May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan(1)	Under Plan

April 1-30, 2005	0	0	0	319,150
May 1-31, 2005	0	0	0	319,150
June 1-30, 2005	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through June 30, 2005, the Company had purchased 680,850 of its shares at an average price of $1.01 per share, or a total cost of approximately $686,000, all of which shares have been cancelled. No shares were purchased during 2005 or 2004.

Item 6.	Selected Financial Data.
      The following table sets forth selected data (in thousands) and other operating information of the Company. The selected consolidated financial data in the table are derived from the consolidated financial statements of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Years Ended June 30,

	2005	2004	2003	2002	2001

Financial Data
Total revenues	$21,871	$19,424	$14,736	$13,700	$14,008

Income before cumulative effect of accounting change	87	350	890	92	1,072

Net income	87	350	152	92	1,072

Net income per share (basic and diluted)	—	.01	.01	—	.04

Working capital	26,208	21,696	21,798	17,862	15,398

Cash provided by operating activities	8,527	10,781	7,109	8,157	4,668

Property and equipment (net)	24,265	24,421	21,592	17,046	16,482

Total assets	56,424	52,894	50,741	40,166	37,498

Long-term liabilities	5,729	5,256	5,629	3,974	3,982

Minority interests	18,583	16,533	16,931	13,933	12,701

Stockholders’ equity:
Capital	44,660	44,660	43,152	43,332	43,426
Accumulated deficit	(15,161)	(15,248)	(15,598)	(15,751)	(15,843)
Accumulated other comprehensive loss	(2,323)	(4,491)	(5,407)	(8,965)	(10,410)

Total stockholders’ equity	27,176	24,920	22,147	18,616	17,173

Exchange rate A.$ = U.S. at end of period	.76	.70	.67	.56	.51

Common stock outstanding shares end of period	25,783	25,783	24,427	24,607	24,698

Book value per share	1.05	.97	.91	.76	.70

Quoted market value per share (NASDAQ)	2.40	1.31	1.20	.88	1.07

Operating Data
Standardized measure of discounted future cash flow relating to proved oil and gas reserves (approximately 45% attributable to minority interests) (See Note 13)	31,000	30,000	26,000	26,000	33,000

Annual production (net of royalties)
Gas (bcf)	5.7	5.7	6.0	6.0	5.7

Oil (bbls) (In thousands)	151	150	126	141	148

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
      Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among these risks and uncertainties are pricing and production levels from the properties in which the Company has interests, and the extent of the recoverable reserves at those properties. In addition, the Company has a large number of exploration permits and there is the risk that any wells drilled may fail to encounter hydrocarbons in commercial quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
Executive Summary
      Magellan Petroleum Corporation (MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is a 55.125% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL).
      MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field and a 65% interest in the Mereenie field.
      MPAL is refocusing its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio.
      MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company received approximately $220,000 from this investment during fiscal 2005.
Critical Accounting Policies

Oil and Gas Properties
      The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases, and permit and concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie and Palm Valley, proved developed reserves are limited to contracted quantities. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves or the contracted quantities.
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

Asset Retirement Obligations
      Effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves. See Note 3 to the consolidated financial statements regarding the cumulative effect of the accounting change and its effect on net income for the year ended June 30, 2003.
      The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, Kotaneelee, Nockatunga and Aldinga fields. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, acquisition of additional properties and as new wells are drilled.
      Estimates of future asset retirement obligations include significant management judgment and are based on projected future retirement costs. Judgments are based upon such things as field life and estimated costs. Such costs could differ significantly when they are incurred.

Revenue Recognition
      The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs (cost of goods sold). Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time when the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues from carried interests may lag the production month by one or more months.
Liquidity and Capital Resources
      During September 2003, the litigants in the Kotaneelee litigation entered into a settlement agreement. In October 2003, the Company received approximately $851,000, after Canadian withholding taxes and reimbursement of certain past legal costs. The plaintiffs terminated all litigation against the defendants related to the field, including the claim that the defendants failed to fully develop the field. Since each party has agreed to bear its own legal costs, there were no taxable costs assessed against any of the parties. The settlement was recorded during the quarter ending September 30, 2003. See Note 11 to the consolidated financial statements.

Consolidated
      At June 30, 2005, the Company on a consolidated basis had approximately $21.7 million of cash and cash equivalents and $3.2 million in marketable securities.
      Net cash provided by operations was $8,776,195 in 2005 compared to $10,717,936 in 2004. The decrease is primarily related to the absence in 2005 of cash received from the Kotaneelee settlement and decreased collections from MPAL’s largest customer. Cash flow from operations is primarily the result of MPAL’s oil and gas activities.
      During 2005, the Company had net investments in marketable securities of $40,000 compared to $990,000 in 2004. The decrease in investments was the result of MPC investing less due to the absence of the Kotaneelee settlement in 2005.
      The Company invested $8,335,370 and $8,937,923 in oil and gas exploration activities during 2005 and 2004, respectively. The net increase resulted from an increase in investment in the Mereenie and Palm Valley fields and the acquisition of Nockatunga. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.

As to MPC (Unconsolidated)
      At June 30, 2005, MPC, on an unconsolidated basis, had working capital of approximately $3.9 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position, its annual MPAL dividend and the anticipated revenue from the Kotaneelee field should be adequate to meet its current cash requirements. MPC has in the past invested and may in the future invest substantial portions of its cash to maintain or increase its majority interest in its subsidiary, MPAL. On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company’s common stock. After the exchange was completed on September 2, 2003, the Company’s interest in MPAL increased to 55%.
      In addition to the aforementioned stock exchange, during fiscal 2005, MPC purchased 31,605 shares of MPAL’s stock at a cost of $29,466 and increased its interest in MPAL from 55.06% to 55.125%.
      During fiscal 2005, MPC received a dividend from MPAL of approximately $975,000.
      MPC has a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2005, MPC had purchased 680,850 of its shares at a cost of approximately $686,000. There were no shares purchased during fiscal 2005 or 2004.

As to MPAL
      At June 30, 2005, MPAL had working capital of approximately $22.3 million. MPAL had budgeted approximately $6.2 million for specific exploration projects in fiscal year 2005 as compared to the $5.1 million expended during fiscal 2005. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.
      MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

Off Balance Sheet Arrangements
      We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties.
Contractual Obligations
      The following is a summary of our consolidated contractual obligations:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	752,000	183,000	388,000	181,000	—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	5,729,000	38,000	—	3,773,000	1,918,000

Total	$9,861,000	$3,601,000	$388,000	$3,954,000	1,918,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $30,083,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $14,685, 000 (less than 1 year), $4,327,000 (1-3 years), $11,071,000 (3-5 years).
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) “Share Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first annual reporting period of a registrant’s fiscal year that begins on or after June 15, 2005, therefore, the effective date for the Company is July 1, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The cumulative effect of initially applying SFAS 123(R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The ultimate impact on future years results of operation and financial position will depend upon the level of stock based compensation granted in future years.
      For further information regarding equity- based compensation, see Note 4 “capital and stock options” to the consolidated financial statements
      On March 30, 2005 the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. FIN 47 is effective for the fiscal year end June 30, 2005.

      On April 4, 2005 the FASB adopted FASB Staff Position (FSP) FSB 19-1 “Accounting for Suspended Well Costs” that amends SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” to permit the continued capitalization of exploratory well costs beyond one year if the well found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. In accordance with the guidance in the FSP, the Company applied the requirements prospectively in its fourth quarter of fiscal 2005. The adoption of FSP 19-1 by the Company during the fourth quarter of 2005 did not have an immediate affect on the consolidated financial statements. However, it could impact the timing of the recognition of expenses for exploratory well costs in future periods.
      In November 2004, the FASB issued SFAS No. 151 “Accounting for Inventory Costs” that amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for the Company for the fiscal year ended June 30, 2005 and did not have an effect on the financial statements.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” that amends Accounting Principles Board (APB) Opinion No. 29, ”Accounting for Nonmonetary Transactions.” ARB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and SFAS 153 amended ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was effective for the Company for the fiscal year ended June 30, 2005 and did not have an effect on the financial statements.
      In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” to replace ABP No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for the Company in the second quarter of fiscal 2006. Management is currently evaluating the impacts of SFAS 154 on the Company and cannot yet reasonably estimate the impact of SFAS 154 on the financial statements.

Results of Operations

2005 vs. 2004

Revenues
      Oil sales increased 54% in 2005 to $7,574,000 from $4,923,000 in 2004 because of the 5% Australian foreign exchange rate increase discussed below and a 49% increase in the average sales price per barrel. Oil unit sales (net of royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	Twelve Months Ended June 30,

	2005 Sales		2004 Sales

		Average Price		Average Price
	Bbls	A.$ per bbl	Bbls	A.$ per bbl

Australia:
Mereenie Field	116,920	64.15	110,955	43.44
Cooper Basin	4,002	62.65	6,522	37.29
Nockatunga Project	30,567	57.28	34,105	38.73

Total	151,489	62.74	151,582	42.12

      Amounts presented above for oil prices and below for gas prices are in Australian dollars to show a more meaningful trend of underlying operations. For the years ended June 30, 2005 and 2004, the average foreign exchange rates were .7533 and ..7179, respectively.
      Gas sales decreased 3% to $12,478,000 in 2005 from $12,870,000 in 2004. The decrease was primarily the result of the one time proceeds of $1,135,000 from the Kotaneelee gas field settlement recorded in 2004. This was partially offset by the 5% Australian foreign exchange rate increase discussed below, an increase in price per mcf sold and increased sales volume in 2005.
      The volumes in billion cubic feet (bcf) (net of royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	Twelve Months Ended June 30,

	2005 Sales		2004 Sales

		A.$ Average		A.$ Average
	Bcf	Price per mcf	Bcf	Price per mcf

Australia: Palm Valley	2.017	2.14	2.376	2.25
Australia: Mereenie	3.724	2.97	3.287	2.86

Total	5.741	2.67	5.663	2.61

      Other production related revenues increased 11% to $1,818,000 in 2005 from $1,632,000 in 2004. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold at Mereenie, and because of the 5% Australian foreign exchange rate increase discussed below.

Costs and Expenses
      Production costs increased 13% in 2005 to $6,144,000 from $5,416,000 in 2004. The increase in 2005 was primarily the result of increased expenditures in the Mereenie and Palm Valley fields ($789,000) and the 5% Australian foreign exchange rate increase discussed below, partially offset by lower expenditures for the Nockatunga project and the Cooper Basin.
      Exploration and dry hole costs increased 29% to $4,157,000 in 2005 from $3,225,000 in 2004. The 2005 and 2004 costs related to the exploration work being performed on MPAL’s properties. The primary reasons for the increase in 2005 were work performed on the Nockatunga project ($893,000), costs related to exploration activities in New Zealand ($567,000) and the 5% Australian foreign exchange rate increase discussed below. These costs were partially offset by lower costs incurred in 2005 on properties in Southern Australia ($476,000).
      Salaries and employee benefits decreased 28% to $2,726,000 in 2005 from $3,812,000 in 2004. During the 2004 period, MPAL curtailed its pension plan, which resulted in a $1,248,000 charge, of which $961,000 was non cash. This reduction was partially offset by the 5% Australian foreign exchange rate increase discussed below.
      Depletion, depreciation and amortization increased 10% from $6,342,000 in 2004 to $6,994,000 in 2005. Depletion expense for the Palm Valley and Mereenie fields increased 16% during the 2005 period primarily because of a higher depletion rate for 2005 due to a change in reserve estimates. Depletion also increased due to the 5% Australian foreign exchange rate increase discussed below.
      Auditing, accounting and legal expenses increased 7% in 2005 to $442,000 from $414,000 in 2004 primarily because of the 5% Australian foreign exchange rate increase discussed below. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company’s internal controls to comply with Section 404 of the Act and rules adopted thereunder that is expected to apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2007.
      Accretion expense increased 14% in the 2005 period from $357,000 in 2004 to $407,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002. The increase in the 2005 period is primarily the 5% increase in the Australian foreign exchange rate discussed below.
      Shareholder communications costs increased 26% from $180,000 in 2004 to $227,000 in 2005 primarily because of MPC and MPAL’s increased costs related to preparing public filings for distribution and the 5% increase in the Australian foreign exchange rate discussed below.
      Other administrative expenses increased 21% from $660,000 in 2004 to $800,000 in 2005 primarily due to increased consulting costs and the 5% increase in the Australian foreign exchange rate discussed below.

Interest Income
      Interest income increased 4% to $1,142,000 in 2005 from $1,099,000 in 2004 primarily because of the 5% Australian foreign exchange rate increase discussed below.

Income Taxes
      Income tax benefits for the years ended June 30, 2005 and 2004 were $82,153 and $775,085, respectively. Income tax benefits were reduced in 2005 as a result of the lack of the reversal of the reserve of $1,266,000 recognized in 2004 on MPAL deferred tax assets generated from MPAL’s financing subsidiary. This was offset by a reduction in Canadian income tax expense of $421,000 in 2005, as a result of reduced Canadian revenues. As a result of a change in Australian tax law during 2004, MPAL docs not expect to receive similar financing benefits in the future.
Exchange Effect
      The value of the Australian dollar relative to the U.S. dollar increased to $.7620 at June 30, 2005 compared to $.6993 at June 30, 2004. This resulted in a $2,169,000 credit to accumulated translation adjustments for fiscal 2005. The 9% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 2005 from the June 30, 2004 amounts. The annual average exchange rate used to translate MPAL’s operations in Australia for fiscal 2005 was $.7533, which is a 5% increase compared to the $.7179 rate for fiscal 2004.

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

	Twelve Months Ended June 30,

	2004 Sales		2003 Sales

		Average Price		Average Price
	Bbls	A.$ per bbl	Bbls	A.$ per bbl

Australia:
Mereenie Field	110,955	43.44	124,553	42.87
Cooper Basin	6,522	37.29	800	34.41
Nockatunga Project	34,105	38.73	—	—

Total	151,582	42.12	125,353	42.82

      Amounts presented above for oil prices and below for gas prices are in Australian dollars to show a more meaningful trend of underlying operations. For the years ended June 30, 2004 and 2003 the average foreign exchange rates were .7179 and .5852 and respectively.
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
      The volumes in billion cubic feet (bcf) (net of royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	Twelve Months Ended June 30,

	2004 Sales		2003 Sales

		A.$ Average		A.$ Average
	Bcf	Price per mcf	Bcf	Price per mcf

Australia: Palm Valley	2.376	2.25	2.604	2.43
Australia: Mereenie	3.287	2.86	3.218	2.82

Total	5.663	2.61	5.822	2.65

      Other production related revenues increased 33% to $1,632,000 in 2004 from $1,225,000 in 2003. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold at Mereenie, and because of the 23% Australian foreign exchange rate increase discussed below.

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

      Exploration and dry hole costs increased 10% to $3,225,000 in 2004 from $2,920,000 in 2003. The 2004 and 2003 costs related to the exploration work being performed on MPAL’s properties. The primary reason for the increase in 2004 is the 23% Australian foreign exchange rate increase discussed below. For the 2004 period, exploration costs totaled $1,509,000 and dry hole costs totaled $1,716,000. For the 2003 period, exploration costs totaled $2,043,000 and dry hole costs totaled $877,000. The dry holes were drilled on MPAL properties in Australia and New Zealand.
      Salaries and employee benefits increased 95% to $3,812,000 in 2004 from $1,958,000 in 2003. During the 2004 period, there was a 23% increase in the Australian foreign exchange rate discussed below. In addition, MPAL curtailed its pension plan in 2004 which resulted in a $1,248,000 charge, of which $961,000 was non cash.
      Depletion, depreciation and amortization increased 71% from $3,719,000 in 2003 to $6,342,000 in 2004. During the 2004 period, there was a 23% increase in the Australian foreign exchange rate as discussed below. Depletion expense for the Palm Valley and Mereenie fields increased 55% during the period primarily because of the increase in oil and gas properties related to MPC’s increased interest in MPAL and the current Mereenie development program. In addition, in 2004, $528,000 in DD&A was also recorded for the Nockatunga project and the Cooper Basin. The reserves in the Cooper Basin were reduced by 50% from 50,000 barrels to 25,000 barrels during the current period because of lower oil production than estimated. In the 2003 period the Palm Valley gas reserves were increased by 35% and DD&A decreased by approximately $405,000 because of this change in gas reserves.
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
      Shareholder communications costs increased 5% from $171,000 in 2003 to $180,000 in 2004 primarily because of MPC and MPAL’s increased costs related to their status as public companies.
      Other administrative expenses increased 78% from $370,000 in 2003 to $660,000 in 2004. During the 2004 period, there was a 23% increase in the Australian foreign exchange rate as discussed below. In addition, there were increases in consultants’ fees ($134,000), directors’ fees and expenses ($101,000), insurance costs ($120,000), rent ($72,000) and travel expenses ($26,000) during the 2004 period that were partially offset by an increase in the amount of overhead charges that MPAL as operator was able to charge its partners.

Interest Income
      Interest increased 28% to $1,099,000 in 2004 from $860,000 in 2003 primarily because of the $102,000 interest received from the funds held in escrow from the Kotaneelee settlement and because of the 23% Australian foreign exchange rate increase discussed below.

Income Taxes
      Income tax benefits for the years ended June 30, 2004 and 2003 were $778,085 and $773,548, respectively. The income tax benefits were reduced $362,000 in 2004 related to Canadian withholding taxes as a result of increased revenues from the Kotaneelee Settlement. Income tax benefits were further reduced as a result of a decrease from $1,202,000 in 2003 to $929,000 in 2004 of financing related benefits received by MPAL. These reductions were offset by an increase in income income tax benefits of $639,000 resulting from pretax losses in Australia during 2004. As a result of a change in Australian tax law during 2004, MPAL does not expect to receive similar financing benefits in the future. These reductions were offset by tax benefits from MPAL’s operating losses.

Exchange Effect
      The value of the Australian dollar relative to the U.S. dollar increased to $.6993 at June 30, 2004 compared to $.6737 at June 30, 2003. This resulted in a $915,000 credit to accumulated translation adjustments for fiscal 2004. The 4% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 2004 from the June 30, 2003 amounts. The annual average exchange rate used to translate MPAL’s operations in Australia for fiscal 2004 was $.7179, which is a 23% increase compared to the $.5852 rate for fiscal 2003.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.
      The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2005, the carrying value of such investments including those classified as cash and cash equivalents was approximately $25 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $2.2 million and $2.1 million, respectively. For the twelve months ended June 30, 2005, oil sales represented approximately 38% of production revenues. Based on 2005 sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $757,000. Gas sales, which represented approximately 62% of production revenues in 2005, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Magellan Petroleum Corporation
      We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended June 30, 2003 were audited by other auditors whose report, dated September 19, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning a change in accounting for asset retirement obligations.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of Magellan Petroleum Corporation as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
September 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Magellan Petroleum Corporation
      We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows of Magellan Petroleum Corporation for the year ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Magellan Petroleum Corporation for the year ended June 30, 2003 in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 1 and 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations.

/s/ Ernst & Young LLP
Stamford, Connecticut
September 19, 2003

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$21,733,375	$20,406,620
Accounts receivable — Trade	4,210,174	2,931,609
Accounts receivable — Working Interest Partners	864,922	1,044,619
Marketable securities	3,216,541	2,584,296
Inventories	591,997	595,948
Other assets	526,703	318,141

Total current assets	31,143,712	27,881,233

Marketable securities		592,138
Deferred income taxes	1,014,907	—
Property and equipment:
Oil and gas properties (successful efforts method)	80,765,911	69,970,134
Land, buildings and equipment	2,552,980	2,264,004
Field equipment	1,620,909	1,482,639

	84,939,800	73,716,777
Less accumulated depletion, depreciation and amortization	(60,674,306)	(49,295,770)

Net property and equipment	24,265,494	24,421,007

Total assets	$56,424,113	$52,894,378

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,602,085	$4,367,305
Accrued liabilities	1,308,004	1,550,045
Income taxes payable	25,879	267,645

Total current liabilities	4,935,968	6,184,995

Long term liabilities:
Deferred income taxes	—	403,261
Asset retirement obligations	5,729,180	4,852,416

Total long term liabilities	5,729,180	5,255,677

Minority interests	18,583,046	16,533,491
Commitments (Note 11)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares outstanding; 25,783,243	257,832	257,832
Capital in excess of par value	44,402,182	44,402,182

Total capital	44,660,014	44,660,014
Accumulated deficit	(15,161,462)	(15,248,422)
Accumulated other comprehensive loss	(2,322,633)	(4,491,377)

Total stockholders’ equity	27,175,919	24,920,215

Total liabilities, minority interests and stockholders’ equity	$56,424,113	$52,894,378

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,

	2005	2004	2003

Revenues:
Oil sales	$7,574,022	$4,922,585	$3,329,243
Gas sales	12,478,293	12,870,065	10,182,104
Other production related revenues	1,818,471	1,631,613	1,224,729

Total revenues	21,870,786	19,424,263	14,736,076

Costs and expenses:
Production costs	6,144,339	5,416,465	4,461,365
Exploratory and dry hole costs	4,157,344	3,225,066	2,920,104
Salaries and employee benefits	2,726,341	3,812,012	1,958,371
Depletion, depreciation and amortization	6,994,253	6,341,998	3,718,660
Auditing, accounting and legal services	441,642	413,754	404,215
Accretion expense	406,960	356,981	242,854
Shareholder communications	227,032	179,840	171,385
Other administrative expenses	800,200	659,751	369,942

Total costs and expenses	21,898,111	20,405,867	14,246,896

Operating income (loss)	(27,325)	(981,604)	489,180
Interest income	1,141,802	1,099,440	859,865
Income before income taxes, minority interests and cumulative effect of accounting change	1,114,477	117,836	1,349,045
Income tax benefit	82,152	778,085	773,548

Income before minority interests and cumulative effect of accounting change	1,196,629	895,921	2,122,593
Minority interests	(1,109,669)	(545,860)	(1,232,200)

Income before cumulative effect of accounting change	86,960	350,061	890,393
Cumulative effect of accounting change — net	—	—	(737,941)

Net income	$86,960	$350,061	$152,452

Average number of shares:
Basic	25,783,243	25,644,566	24,560,068

Diluted	25,783,243	25,682,160	24,560,068

Per share (basic and diluted)
Income before cumulative effect of accounting change	$—	$.01	$.04
Cumulative effect of accounting change — net	—	—	(.03)

Net income	—	$.01	$.01

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
Three Years Ended June 30, 2005

					Accumulated
			Capital in		Other		Total
	Number of	Common	Excess of	Accumulated	Comprehensive		Comprehensive
	Shares	Stock	Par Value	Deficit	Loss	Total	Income

June 30, 2002	24,607,376	$246,074	$43,085,841	$(15,750,935)	$(8,964,524)	$18,616,456
Net income	—	—	—	152,452	—	152,452	$152,452
Foreign currency translation adjustments	—	—	—	—	3,507,783	3,507,783	3,507,783
Reclassification adjustment on available-for-sale securities	—	—	—	—	50,214	50,214	50,214

Total comprehensive income	—	—	—	—	—	—	$3,710,449

Repurchases of common stock	(180,000)	(1,800)	(178,100)	—	—	(179,900)

June 30, 2003	24,427,376	$244,274	$42,907,741	$(15,598,483)	$(5,406,527)	$22,147,005

Net income	—	—	—	350,061	—	350,061	350,061
Foreign currency translation adjustments	—	—	—	—	915,150	915,150	915,150

Total comprehensive income	—	—	—	—	—	—	1,265,211

Stock exchange	1,300,000	13,000	1,495,000			1,508,000
Issuance of common stock	55,867	558	(559)	—	—	(1)

June 30, 2004	25,783,243	$257,832	$44,402,182	$(15,248,422)	$(4,491,377)	$24,920,215

Net income	—	—	—	86,960	—	86,960	86,960
Foreign currency translation adjustments	—	—	—	—	2,168,744	2,168,744	2,168,744

Total comprehensive income	—	—	—	—	—	—	2,255,704

June 30, 2005	25,783,243	$257,832	$44,402,182	$(15,161,462)	$(2,322,633)	$27,175,919

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2005	2004	2003

Operating Activities:
Net income	$86,960	$350,061	$152,452
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change		—	2,025,690
Depletion, depreciation and amortization	6,994,253	6,341,998	3,718,660
Accretion expense	406,960	356,981	242,854
Deferred income taxes	(1,454,544)	(1,445,241)	(1,494,621)
Minority interests	1,109,669	545,860	552,158
Exploration and dry hole costs	3,200,816	2,897,766	1,961,421
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(978,727)	1,456,833	(951,967)
Other assets	(208,563)	905,146	(214,946)
Inventories	57,207	(142,397)	(69,275)
Accounts payable and accrued liabilities	(191,341)	(715,548)	1,368,413
Income taxes payable	(246,495)	166,477	(123,087)
Settlement of asset retirement obligation	—	—	(58,901)

Net cash provided by operating activities	8,776,195	10,717,936	7,108,851

Investing Activities:
Additions to property and equipment	(5,154,554)	(6,040,157)	(2,438,829)
Oil and gas exploration activities	(3,200,816)	(2,897,766)	(1,961,421)
Sale of available-for-sale securities	—	—	93,334
Marketable securities matured	5,599,328	5,760,239	2,071,687
Marketable securities purchased	(5,639,435)	(6,750,171)	(2,564,501)

Net cash used in investing activities	(8,395,477)	(9,927,855)	(4,799,730)

Financing Activities:
Dividends to MPAL minority shareholders	(821,732)	(744,971)	(628,209)
Repurchases of common stock	—	—	(179,900)

Net cash used in financing activities	(821,732)	(744,971)	(808,109)

Effect of exchange rate changes on cash and cash equivalents	1,767,769	320,046	2,755,601

Net increase in cash and cash equivalents	1,326,755	365,156	4,256,613
Cash and cash equivalents at beginning of year	20,406,620	20,041,464	15,784,851

Cash and cash equivalents at end of year	$21,733,375	$20,406,620	$20,041,464

Cash Payments:
Income taxes	13,000	12,000	173,000
Interest	—	—	—
See accompanying notes.

1.	Summary of Significant Accounting Policies

Principles of Consolidation
      Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2005 and 2004, MPC’s principal asset was a 55% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and listed on the Australian Stock Exchange under the trading symbol MAG. MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and three petroleum production leases covering the Nockatunga oil field (41% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
      On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company’s common stock. After the exchange was completed on September 2, 2003, MPC’s interest in MPAL increased to 55%. In fiscal 2005 and 2004, MPC purchased 32,000 (for $29,466) and 24,000 shares (for $22,000), respectively of MPAL.
      The accompanying consolidated financial statements include the accounts of MPC and its majority owned subsidiary, MPAL, collectively the Company. All intercompany transactions have been eliminated.

Revenue Recognition
      The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues from carried interests may lag the production month by one or more months.

Oil and Gas Properties
      Oil and gas properties are located in Australia, New Zealand, Canada and the United Kingdom. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases, and permitted concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in its working interest agreements in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie and Palm Valley, proved developed natural gas reserves are limited to contracted quantities. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves or the contracted quantities.
      Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred.
      Effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS)143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.
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
      Effective July 1, 2002, the Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes previous guidance related to the impairment or disposal of long-lived assets. For long-lived assets to be held and used, it resolves certain implementation issues of the former standards, but retains the basic requirements of recognition and measurement of impairment losses. For long-lived assets to be disposed of by sale, it broadens the definition of those disposals that should be reported separately as discontinued operations. There was no impact on the Company in adopting SFAS 144.
      The Company performs an annual impairment test by performing a discounted cash flow analysis.

Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Land, Buildings and Equipment and Field Equipment
      Land, buildings and equipment and field equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over their estimated useful lives. The estimated useful lives are: buildings — 40 years, equipment and field equipment — 3 to 15 years.

Accounts Receivable
      The Company has determined that an allowance for doubtful accounts was not necessary as all receivables were expected to be realized in full.

Inventories
      Inventories consist of crude oil in various stages of transit to the point of sale and are valued at the lower of cost (determined on an average cost basis) or market.

Foreign Currency Translations
      The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with SFAS No. 52. The translation adjustment is included as a component of stockholders’ equity and comprehensive income (loss), whereas gains or losses on foreign currency transactions are included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using quarterly weighted average exchange rates during the period. At June 30, 2005 and 2004, the Australian dollar was equivalent to U.S. $.76 and $.70, respectively. The annual average exchange rates used to translate MPAL’s operations in Australia for the fiscal years 2005, 2004 and 2003 were $.75, $.72 and $.59, respectively.

Accrued Liabilities
      At June 30, 2005 and 2004, balances in accrued liabilities which exceeded 5% of the total balance include $1,046,438 and $1,221,446 of employment benefits, respectively and $226,578 and $192,982 of payroll withholding taxes, respectively.

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

Cash and Cash Equivalents
      The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

	June 30,

	2005	2004

Cash	$309,283	$1,648,074
U.S. government obligations	—	398,852
Australian money market accounts and short-term commercial paper	21,424,092	18,359,694

	$21,733,375	$20,406,620

Marketable Securities
      At June 30, 2005 and 2004, MPC had the following marketable securities which are expected to be held until maturity:

June 30, 2005	Par Value	Maturity Date	Amortized Cost	Fair Value

Short-term securities
U.S. government agency note	$300,000	Jul. 21, 2005	$295,437	$299,460
U.S. government agency note	575,000	Aug. 23, 2005	565,532	572,240
U.S. government agency note	210,000	Sep. 16, 2005	206,920	208,488
U.S. government agency note	100,000	Sep. 16, 2005	98,380	99,280
U.S. government agency note	200,000	Oct. 24, 2005	196,611	197,840
State of Connecticut bond	200,000	Nov. 15, 2005	200,585	199,852
Lewiston, Maine Pension bond	390,000	Dec. 15, 2005	390,000	392,336
U.S. government agency note	310,000	Jan. 10, 2006	302,863	304,141
U.S. government agency note	300,000	Feb. 24, 2006	291,980	292,950
U.S. government agency note	300,000	Mar. 28, 2006	300,000	298,500
U.S. government agency note	230,000	Apr. 28, 2006	223,035	223,008
U.S. government agency note	150,000	May 02, 2006	145,198	145,350

Total short-term	$3,265,000		$3,216,541	$3,233,445

June 30, 2004	Par Value	Maturity Date	Amortized Cost	Fair Value

Short-term securities
U.S. government agency note	$800,000	Jul. 7, 2004	$796,896	$799,840
U.S. government agency note	300,000	Aug. 24, 2004	298,785	299,430
U.S. government agency note	500,000	Sep. 15, 2004	497,813	498,600
U.S. government agency note	400,000	Oct. 7, 2004	398,104	398,360
State of Connecticut bond	200,000	Nov. 15, 2004	200,514	200,582
U.S. government agency note	100,000	Nov. 23, 2004	99,378	99,360
Lewiston, Maine Pension bond	290,000	Dec. 15, 2004	292,806	293,213

Total short-term	$2,590,000		$2,584,296	$2,589,385

Long-term securities
State of Connecticut bond	$200,000	Nov. 15, 2005	$202,138	$201,378
Lewiston, Maine Pension bond	390,000	Dec. 15, 2005	390,000	401,532

Total long-term	$590,000		$592,138	$602,910

Earnings per Share
      Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. In 2005, the Company did not have any stock options that were issued that had a strike price below the average stock price for the year. There were no other potentially dilutive items at June 30, 2005. At June 30, 2004, the Company had 595,000 stock options that were issued that had a strike price below the year end stock price and resulted in 37,594 incremental diluted shares. The exercise price of outstanding stock options exceeded the average market price of the common stock during 2003. The Company’s basic and diluted calculations of EPS are the same in 2005 and 2003 because the exercise of outstanding options of 30,000 and 921,000 options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.

Stock Options
      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 4 Capital and Stock Options for the pro forma impact of stock options on net income and earnings per share.
      For the purpose of pro forma disclosures required by SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the estimated fair value of the stock options is expensed over the vesting period. See Note 4, Capital and Stock Options for the pro forma impact of stock options on net income and earnings per share.

Accumulated Other Comprehensive Loss
      Accumulated other comprehensive loss at June 30, 2005 and 2004 was as follows:

	2005	2004

Foreign currency translation adjustments	$(2,322,633)	$(4,491,377)

Sales Taxes
      Government sales taxes related to MPAL’s oil and gas production revenues are collected by MPAL and remitted to the Australian government. Such amounts are excluded from revenue and expenses.

Reclassifications
      Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with the current period presentation. Reclassifications associated with the 2004 consolidated statement of cash flows resulted in a decrease in net cash provided by operating activities and a corresponding decrease in net cash used in investing activities of $785,386 related to decreases in exploration and dry hole costs, accounts receivable, and accounts payable and accrued liabilities of $327,300, $96,277, and $361,809, respectively. Reclassifications associated with the 2003 consolidated statement of cash flows resulted in a decrease in net cash provided by operating activities and a corresponding decrease in net cash used in investing activities of $1,965,013 related to changes in exploration and dry hole costs, accounts receivable, and accounts payable and accrued liabilities of $958,683, $(420,062) and $1,426,392, respectively.

2.	Oil and Gas Properties
      MPC had the following amounts recorded in oil and gas properties at June 30, 2005 and 2004.

Location	2005	2004

Mereenie and Palm Valley (Australia)	$77,376,081	$66,945,763
Nockatunga (Australia)	2,487,986	2,258,338
Aldinga (Australia)	779,871	604,747
Kotaneelee (Canada)	108,777	148,765
Other	13,196	12,521

	$80,765,911	$69,970,134

Accumulated Depletion, Depreciation and Amortization

Location	2005	2004

Mereenie and Palm Valley (Australia)	$56,083,919	$45,644,688
Nockatunga (Australia)	464,523	218,594
Aldinga (Australia)	728,506	428,863
Kotaneelee (Canada)	53,492	30,059

	$57,330,440	$46,322,204

Depletion, Depreciation and Amortization
      During the years ended June 30, 2005, 2004 and 2003, the depletion rate by field was as follows:

	2005	2004	2003

Mereenie and Palm Valley (Australia)	25.6	20.9	17.6
Nockatunga (Australia)	12.1	9.5	—
Aldinga (Australia)	78.1	70.2	2.6
Kotaneelee (Canada)	8.3	25.0	25.0

Nockatunga Acquisition
      During July 2003, MPAL reached an agreement with Voyager Energy Limited for the purchase of its 40.936% working interest (38.703% net revenue interest) in its Nockatunga assets in southwest Queensland. The assets comprise several producing oil fields in PLs 33, 50 and 51 together with exploration acreage in ATP 267P at a purchase price of approximately $1.4 million.

Exploratory and Dry Hole Costs
      The 2005, 2004 and 2003 costs relate primarily to the geological and geophysical work and seismic acquisition on MPAL’s exploration permits. The costs (in thousands) for MPAL by location were as follows:

	2005	2004	2003

U.S./ Belize	$—	$—	$(38)
Australia/ New Zealand	4,157	3,225	2,958

Total	$4,157	$3,225	$2,920

      See Note 11 commitments for a summary of MPAL’s required and contingent commitments for exploration expenditures for the five year period beginning July 1, 2005.

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
      A reconciliation of the Company’s asset retirement obligations for the years ended June 30, 2005 and 2004, is as follows:

	2005	2004

Balance at beginning of year	$4,852,000	$3,858,000
Liabilities incurred	85,000	489,000
Liabilities settled	—	—
Accretion expense	407,000	357,000
Revisions to estimate	(40,000)	—
Exchange effect	425,000	148,000

Balance at end of year	$5,729,000	$4,852,000

      During 2005, an $85,000 liability was incurred for two wells drilled in the Mereenie field. In addition, revised estimates were established for restoration costs for the Kotaneelee field in Canada. During fiscal year 2003, two wells were plugged and abandoned in the Mereenie field at a cost of approximately $86,000. The $27,000 difference between the amount of the asset retirement obligation of $59,000 and the abandonment costs of $86,000 is included in production costs.

4.	Capital and Stock Options
      MPC’s certificate of incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.
      On December 8, 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2003, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which were cancelled. No shares have been repurchased during 2005 or 2004. During 2003, 180,000 shares were repurchased at a cost of $179,900.
      On July 10, 2003, a subsidiary of Origin Energy, Sagasco Amadeus Pty. Limited, agreed to exchange 1.2 million shares of MPAL for 1.3 million shares of the Company’s common stock. The exchange was completed on September 2, 2003. The fair value of the 1,300,000 shares on July 10, 2003 was $1,508,000, based on the closing price of the Company’s common stock on the Nasdaq SmallCap market on that date.
      The Company’s Stock Option Plan provides for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. As of June 30, 2005, 795,000 options were available for future issuance under the plan.
      The following is a summary of option transactions for the three years ended June 30, 2005:

	Expiration	Number of
Options Outstanding	Dates	Shares	Exercise Prices ($)

June 30, 2002		871,000	1.28-1.57
Granted	Jan. 2008	50,000	.85

June 30, 2003		921,000	.85-1.57
Expired		(126,000)	1.57
Cancelled		(25,000)	.85
Exercised		(175,000)	.85-1.28

June 30, 2004		595,000	(1.28 weighted average price	)
Granted	Jul. 2014	30,000	1.45
Expired		(595,000)	1.28

June 30, 2005		30,000	1.45

Summary of Options Outstanding at June 30, 2005

	Expiration			Exercise
	Dates	Total	Vested	Prices ($)

Granted 2004	Jul. 2014	30,000	10,000	1.45
      All of the options have been granted at the fair value at the date of grant. Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. No charges have been made against income in accounting for options during the three year period ended June 30, 2005. Vested options are exercisable during non black out periods.
      The pro forma information regarding net income and earnings per share as required by Statement 123, as amended, has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average grant date fair value of the 30,000 options granted in 2005 was $29,700.
      Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 2003 valuation model were: risk free interest rate — 3.16%, expected life — 5 years, expected volatility — .439, expected dividend — 0. The assumptions used in the fiscal 2005 valuation model were: risk free interest rate — 4.95%, expected life — 10 years, expected volatility — .518, expected dividend — 0.

      The Company’s pro forma information follows:

		Earnings per Share

	Net Income	Basic	Diluted

Net income as reported — June 30, 2003	$152,000	$.01	$.01
Stock option expense (determined under fair value method)	(22,000)	—	—

Pro forma net income — June 30, 2003	$130,000	$.01	$.01

Net income as reported — June 30, 2004	$350,000	$.01	$.01
Stock option expense (determined under fair value method)	—	—	—
	—	—	—

Pro forma net income — June 30, 2004	$350,000	$.01	$.01

Net income as reported — June 30, 2005	$87,000	$—	$—
Stock option expense (determined under fair value method)	(18,000)	—	—

Pro forma net income — June 30, 2005	$69,000	$—	—

5.	Income Taxes
      Components of income before income taxes, minority interests and cumulative effect of accounting change by geographic area (in thousands) are as follows:

	Years Ended June 30,

	2005	2004	2003

United States	$(1,004)	$(548)	$(329)
Foreign	2,118	666	1,678

Total	$1,114	$118	$1,349

      Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

	Years Ended June 30,

	2005	2004	2003

Tax provision computed at statutory rate (30%)	$(334)	$(35)	$(405)
MPC’s parent company (income) losses	(301)	165	(98)
Non-taxable revenue from Australian government sources	301	267	194
MPAL non-deductible foreign losses (New Zealand)	(513)	(337)	(197)
MPAL write off of foreign advances (New Zealand)	1,000	—	—
Reversal of prior year reserve on MPAL Deferred Tax Assets(a)	—	1,266	1,399
MPC income tax provision(b)	(71)	(492)	(130)
Other	—	(56)	11

Consolidated income tax (provision) benefit	$82	$778	$774

Current income tax provision	$(1,375)	$(667)	$(130)
Deferred income tax benefit	1,457	1,445	904

Consolidated income tax (provision) benefit	$82	$778	$774

Effective tax rate	7%	—	(57)%

(a)	Tax benefits relate primarily to additional tax benefits taken in connection with financing prior year exploration activities in Australia. These benefits were reserved in prior years and as a result of the benefits becoming recoverable during the current year, such reserves were reversed.

(b)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.
      Significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 30,	June 30,
	2005	2004

Deferred tax liabilities
Acquisition and development costs	$(981,000)	$(2,068,000)
Deferred tax assets
Asset retirement obligations	1,996,000	1,665,000
Net operating losses	2,749,000	2,633,000
Foreign tax credits	223,000	223,000
Interest	214,000	214,000

Total deferred tax assets	5,182,000	4,735,000
Valuation allowance	(3,186,000)	(3,070,000)

Net deferred tax (liabilities)/asset	$1,015,000	$(403,000)

Australia
      The net deferred tax asset (liability) at June 30, 2005 and 2004, respectively, consist of deferred tax liabilities of $981,000 and $2,068,000, primarily relating to the deduction of acquisition and development costs which are capitalized for financial statement purposes, offset by deferred tax assets of $1,996,000 and $1,665,000, primarily relating to asset retirement obligations which will result in tax deductions when paid.

United States
      At June 30, 2005, the Company had approximately $12,250,000 and $2,237,000 of net operating loss carry forwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between the years 2007 and 2025. Of this amount, MPC has federal loss carry forwards that expire as follows: $265,000 in 2007, $2,055,000 in 2008, $408,000 in 2020, $52,000 in 2021, $110,000 in 2023, and $254,000 in 2025. MPAL’s U.S. subsidiary has federal loss carry forwards that expire as follows: $2,392,000 in 2006, $1,669,000 in 2010, $1,764,000 in 2011, $2,855,000 in 2012, $229,000 in 2013, and $197,000 between 2019 and 2025. MPC also has approximately $223,000 of foreign tax credit carryovers, which are scheduled to expire by the year 2006. MPC’s state loss carry forwards expire periodically between the years 2006 and 2024. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carry forwards and other deductible temporary differences.

6.	Related Party and Other Transactions
      G&O’D INC, a firm that provided accounting and administrative services, office facilities and support staff to MPC, was paid $65,700, $24,723, and $20,830 in fees for fiscal years 2005, 2004 and 2003 respectively. In addition, MPC purchased $12,000 of office equipment from G&O’D INC. during 2005. James R. Joyce, the former President and Chief Financial Officer of MPC, is the owner of G&O’D INC. Mr. Joyce retired from his position effective June 30, 2004. Mr. Timothy L. Largay, a director of the Company is a member of the law firm of Murtha Cullina LLP, which firm was paid fees of $144,596, $120,563, and $69,459 for fiscal years 2005, 2004 and 2003, respectively.

7.	Leases
      At June 30, 2005, future minimum rental payments applicable to MPC’s and MPAL’s non-cancelable operating (office) lease were $183,000, $191,000, $197,000, $181,000 and $0 for the years 2006, 2007, 2008, 2009 and 2010, respectively.

      Operating lease rental expenses for each of the years ended June 30, 2005, 2004 and 2003 were $214,661, $311,497 and $239,026 respectively.

8.	Pension Plan
      Prior to August 31, 2004, MPAL maintained a defined benefit pension plan and contributed to the plan at rates which (based on actuarial determination) were sufficient to meet the cost of employees’ retirement benefits. No employee contributions were required. On August 31, 2004, the MPAL Board formally terminated the Plan. The termination was effective as of June 30, 2004 and a settlement and curtailment loss of $1,237,425 was recognized for the year ended June 30, 2004. Therefore, there were no pension costs during fiscal 2005.
      The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan at June 30, 2005 and 2004:

	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,145,394	$1,980,930
Service cost	—	148,075
Interest cost	—	94,212
Actuarial gains and losses	—	(46,378)
Benefits paid	(2,145,394)	(447,277)
Settlement and curtailment	—	414,694
Expenses paid	—	(71,763)
Foreign currency effect	—	72,901

Benefit obligation at end of year	$0	$2,145,394

Change in Plan Assets
Fair value of plan assets at beginning of year	1,858,681	$1,911,692
Actual return on plan assets	286,713	226,341
Contributions by employer	—	164,368
Benefits paid	(2,145,394)	(447,277)
Foreign currency effect	—	75,320
Other (expenses)	—	(71,763)

Fair value of plan assets at end of year	0	$1,858,681

Reconciliation of Funded Status
Funded Status	0	$(286,713)
Unamortized transition asset	—	—
Unamortized loss	—	—

(Accrued) Prepaid benefit costs	0	$(286,713)

      The net pension expense for the MPAL pension plan for 2004 and 2003 was as follows:

	2004	2003

Settlement and curtailment	$1,237,425	$—
Service cost	148,075	144,216
Interest cost	94,212	96,803
Expected return on plan assets	(94,104)	(97,205)
Net amortization and deferred items	26,835	15,299

Net pension cost	$1,412,443	$159,113

Plan contributions by MPAL	$228,958	$156,247

      Significant assumptions used in determining pension cost and the related obligations were as follows:

	2004	2003

Assumed discount rate	5.0%	5.5%
Rate of increase in future compensation levels	3.5%	3.5%
Expected long term rate of return on plan assets	5.0%	5.0%
Australian exchange rate	$.70	$.67
      At June 30, 2004, Plan assets were held 98% in equity mutual funds and 2% in cash. As a result of the Plan’s termination, the Plan’s assets were distributed during 2005 with no additional pension plan expenditures required.

9.	Segment Information
      The Company has two reportable segments, MPC and its majority owned subsidiary, MPAL. Although each company is in the same business, MPAL is also a publicly held company with its shares traded on the Australian Stock Exchange. MPAL issues separate audited consolidated financial statements and operates independently of MPC.
      Segment information (in thousands) for the Company’s two operating segments is as follows:

	Years Ended June 30,

	2005	2004	2003

Revenues:
MPC	$1,256	$2,469	$1,228
MPAL	21,590	17,866	14,194
Elimination of intersegment dividend	(975)	(911)	(686)

Total consolidated revenues	$21,871	$19,424	$14,736

Interest income:
MPC	$89	$160	$85
MPAL	1,053	939	775

Total consolidated	$1,142	$1,099	$860

Net income (loss) before cumulative effect of accounting change:
MPC	$(101)	$969	$229
Equity in earnings of MPAL, net of related costs(1)	1,163	292	1,347
Elimination of intersegment dividend	(975)	(911)	(686)

Consolidated net income before cumulative effect of accounting change:	$87	$350	$890

	Years Ended June 30,

	2005	2004	2003

Net income:
MPC	$(101)	$969	$229
Equity in earnings of MPAL, net of related costs(1)	1,163	292	609
Elimination of intersegment dividend	(975)	(911)	(686)

Consolidated net income	$87	$350	$152

Assets:
MPC	$25,523	$25,339
MPAL	50,659	47,884
Equity elimination	(19,758)	(20,329)

Total consolidated assets	$56,424	$52,894

Other significant items:
Depletion, depreciation and amortization:
MPC	$27	$30	$—
MPAL	6,967	6,312	3,719

Total consolidated	$6,994	$6,342	$3,719

Exploratory and dry hole costs:
MPC	$—	$—	$—
MPAL	4,157	3,225	2,920

Total consolidated	$4,157	$3,225	$2,920

Income tax expense (benefit):
MPC	$71	$492	$130
MPAL	(153)	(1,270)	(904)

Total consolidated	$(82)	$(778)	$(774)

(1)	Equity in earnings of MPAL for 2005 and 2004 of $1,363,000 and $670,000, respectively is reported net of $195,000 and $378,000 for 2005 and 2004, respectively of oil and gas property depletion related to MPC book value of oil and gas property and resulting from its step acquisition reporting of MPC’s investment in MPAL.

10.	Geographic Information
      As of each of the stated dates, the Company’s revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

	Years Ended June 30,

	2005	2004	2003

Revenue:
Australia	$21,590	$17,866	$14,194
United States	—	—	—
Canada	281	1,558	542

	$21,871	$19,424	$14,736

	Years Ended June 30,

	2005	2004	2003

Operating income (loss):
Australia	$2,912	$(103)	$1,732
New Zealand	(1,441)	(909)	(628)
United States-Canada	258	1,525	569

	1,729	513	1,673
Corporate overhead and interest, net of other income (expense)	(615)	(395)	(324)

Consolidated operating income before income taxes, minority interests and cumulative effect of accounting change	$1,114	$118	$1,349

Net income (loss):
Australia	$1,831	$718	$835
New Zealand	(668)	(425)	(246)
United States	(1,076)	57	(437)

	$87	$350	$152

Identifiable assets:
Australia	$52,264	$48,652
Corporate assets	4,160	4,242

	$56,424	$52,894

      Substantially all of MPAL’s gas sales were to the Power and Water Corporation (PAWC) of the Northern Territory of Australia (NTA). All of MPAL’s crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide during the three years ended June 30, 2005.

11.	Commitments
      The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties. The Company has firm commitments from purchase obligations of $3,380,000. See Part II Contractual Obligations.

Gas Supply Contracts
      In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PAWC for use in PAWC’s Darwin generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922-mile Amadeus Basin to Darwin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas. The Palm Valley Darwin contract expires in the year 2012 and Mereenie contracts expire in the year 2009. Under the 1985 contracts, there is a difference in price between Palm Valley gas and most of the Mereenie gas for the first 20 years of the 25 year contracts which takes into account the additional cost to the pipeline consortium to build a spur line to the Mereenie field and increase the size of the pipeline from Palm Valley to Mataranka. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index.
      The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. Gas production from both fields is fully contracted through to 2009 and 2012, respectively. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley Producers will be able to contract for the sale of the remaining uncontracted reserves.
      At June 30, 2005, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf

Less than one year	6.21
Between 1-5 years	23.06
Greater than 5 years	.80

Total	30.07

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
      The components of the settlement payment, which was recorded in September 2003 are as follows:

Gas sales	$1,135,000
Interest income	102,000
Canadian withholding taxes and legal expenses	(386,000)

Total	$851,000

      The Kotaneelee settlement agreement provides that the carried interest partners will share in the abandonment of the Kotaneelee field wells and facilities.

12.	Selected Quarterly Financial Data (Unaudited)
      The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended June 30, 2005 and 2004:

	QTR 1	QTR 2	QTR 3	QTR 4

2005
Total revenues	$4,577	$5,454	$5,996	$5,844
Costs and expenses	(5,137)	(5,500)	(5,599)	(5,662)
Interest income	356	377	104	305
Income tax (provision) benefit(a)	(5)	(153)	(102)	342
Minority interests	(86)	(254)	(294)	(476)

Net income (loss)	(295)	(76)	105	353

Per share (basic & diluted)	(.01)	—	—	.01
Average number of shares outstanding	25,783	25,783	25,783	25,783

2004
Total revenues	$5,397	$4,598	$4,839	$4,590
Costs and expenses	(3,900)	(5,634)	(4,599)	(6,273)
Interest income	335	243	271	251
Income tax (provision) benefit(b)	(411)	61	(115)	1,243
Minority interests	(354)	226	(254)	(164)

Net income (loss)	1,067	(506)	142	(353)

Per share (basic & diluted)	.04	(.02)	.01	(.01)
Average number of shares outstanding	25,092	25,727	25,894	25,820

(a)	During the fourth quarter of 2005, MPAL’s financing subsidiary determined that its loans to the New Zealand subsidiary were no longer collectible and this resulted in a permanent benefit in Australia of $1,000. This amount was offset by tax benefits from New Zealand losses that are not deductible in Australia of $513.

(b)	During the fourth quarter of 2004, MPAL determined that prior deferred tax benefits that had been reserved of $1,266 were recoverable, resulting in lower income tax expense for the fourth quarter of 2004.

13.	Supplementary Oil and Gas Disclosure (Unaudited)
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

Estimated Net Quantities of Proved and Proved Developed Oil and Gas Reserves:

	Natural Gas		Oil

	(Bcf)		(1,000 Bbls)

Proved Reserves:	Australia*	Canada	Australia

June 30, 2002	40.780	.534	520
Extensions and discoveries	—	—	35
Revision of previous estimates	2.497	—	125
Production	(5.893)	(.107)	(126)

June 30, 2003	37.384	.427	554

Extensions and discoveries	—	—	—
Revision of previous estimates	(.631)	(.180)	(110)
Purchase of reserves	—	—	322
Production	(5.728)	(.077)	(150)

June 30, 2004	31.025	.170	616

Extensions and discoveries	—	.012	—
Revision of previous estimates	(.024)	—	22
Purchase of reserves	—	—	—
Production	(5.717)	(.061)	(151)

June 30, 2005	25.284	.121	487

Proved Developed Reserves:
June 30, 2002	29.102	.534	520

June 30, 2003	28.855	.427	554

June 30, 2004	22.346	.170	616

June 30, 2005	25,284	.121	487

*	The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts and are net of royalities. Approximately 44.9% of reserves are attributable to minority interests at June 30, 2005 (44.9% for 2004 and 47.6% for 2003).

Costs of Oil and Gas Activities (In thousands):

	Australia/New Zealand

	Exploration	Development	Acquisition
Fiscal Year	Costs	Costs	Costs

2005	4,028	9,292	—
2004	3,741	3,926	2,086
2003	4,484	2,753	3

Capitalized Costs Subject to Depletion, Depreciation and Amortization (DD&A) (In thousands):

	June 30,

Australia/New Zealand	2005	2004

Costs subject to DD&A	$80,766	$69,970
Costs not subject to DD&A	—	—
Less accumulated DD&A	(57,330)	(46,322)

Net capitalized costs	$23,436	$23,648

Discounted Future Net Cash Flows:
      The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2005. At June 30, 2005, approximately 44.9% (44.9% for 2004 and 47.6.% for 2003) of the reserves and the respective discounted future net cash flows are attributable to minority interests.

	Australia

	2005	2004	2003

Future cash inflows	$81,688	$82,449	$78,192
Future production costs	(18,443)	(19,361)	(20,844)
Future development costs	(13,434)	(16,599)	(15,681)
Future income tax expense	(10,342)	(9,369)	(5,292)

Future net cash flows	39,469	37,120	36,375
10% annual discount for estimating timing of cash flows	(8,157)	(7,639)	(10,675)

Standardized measures of discounted future net cash flows	$31,312	$29,481	$25,700

	Canada

	2005	2004	2003

Future cash inflows	$606	$754	$1,460
Future production costs	(60)	(125)	(213)
Future development costs	—	—	—
Future income tax expense	(136)	(157)	(312)

Future net cash flows	410	472	935
10% annual discount for estimating timing of cash flows	(89)	(72)	(149)

Standardized measures of discounted future net cash flows	$321	$400	$786

	Total

	2005	2004	2003

Future cash inflows	$82,294	$83,203	$79,652
Future production costs	(18,503)	(19,486)	(21,057)
Future development costs	(13,434)	(16,599)	(15,681)
Future income tax expense	(10,478)	(9,526)	(5,604)

Future net cash flows	39,879	37,592	37,310
10% annual discount for estimating timing of cash flows	(8,246)	(7,711)	(10,824)

Standardized measures of discounted future net cash flows	$31,633	$29,881	$26,486

      The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

	2005	2004	2003

Net change in prices and production costs	$5,567	$7,597	$(5,020)
Extensions and discoveries	—	—	360
Revision of previous quantity estimates	281	981	1,059
Changes in estimated future development costs	443	(2,156)	(4,587)
Sales and transfers of oil and gas produced	(13,725)	(10,314)	(8,070)
Previously estimated development cost incurred during the period	3,827	3,110	3,110
Accretion of discount	2,337	2,344	2,992
Acquisitions	—	3,213	—
Net change in income taxes	410	(2,345)	6,100
Net change in exchange rate	2,612	965	4,231

	$1,752	$3,395	$175

Additional Information Regarding Discounted Future Net Cash Flows:

Australia

Reserves — Natural Gas
      Future net cash flows from net proved gas reserves in Australia were based on MPAL’s share of reserves in the Palm Valley and Mereenie fields which has been limited to the quantities of gas committed to specific contracts and the ability of the fields to deliver the gas in the contract years. Gas prices are computed on the prices set forth in the respective gas sales contracts at June 30, 2005.

Reserves and Costs — Oil
      At June 30, 2005, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2005. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income Taxes
      Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$23,203,000, and A.$22,005,000 and A.$25,658,000 in unrecouped capital expenditures at June 30, 2005, 2004 and 2003, respectively. The tax rate in computing Australian future income tax expense was 30%.

Canada

Reserves and Costs
      Future net cash flows from net proved gas reserves in Canada were based on the Company’s share of reserves in the Kotaneelee gas field which was prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., Calgary, Canada. The estimates were based on the selling price of gas Can. $6.14 at June 30, 2005 (Can. $5.90 — 2004) and estimated future production and development costs at June 30, 2005.

Results of Operations
      The following are the Company’s results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2005:

	Americas			Australia/New Zealand

	2005	2004	2003	2005		2004		2003

Revenues:
Oil sales	$—	$—	$—		$7,574		$4,923		$3,329
Gas sales	282	1,557	535		12,196		11,312		9,647
Other production income	—	—	—		1,819		1,632		1,214

Total revenues	282	1,557	535		21,589		17,867		14,190

Costs:
Production costs	—	—	—		6,144		5,416		4,424
Depletion, exploratory and dry hole costs	23	30	(38)		10,727		9,009		6,620

Total costs	23	30	(38)		16,871		14,425		11,044

Income before taxes and minority interest	259	1,527	573		4,718		3,442		3,146
Income tax provision*	(65)	(382)	(134)		(1,415)		(1,027)		(944)

Income before minority interests	194	1,145	439		3,303		2,415		2,202
Minority interests**	—	—	(18)		(1,737)		(1,085)		(1,047)

Net income from operations	$194	$1,145	$421		$1,566		$1,330		$1,155

Depletion per unit of production	$—	—	—	A.$	7.40	A.$	7.25	A.$	5.27

*	Income tax provision used for Australia is based on a rate of 30%. Americas 25% is due to a 25% Canadian withholding tax on Kotaneelee gas sales.

**	Minority interests 44.90% in 2005, 44.9% in 2004 and 47.6% in 2003.

Item 9. —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Previous Independent Accountants
      On August 15, 2003, the Audit Committee of the Board of Directors of the Company determined to dismiss Ernst & Young LLP as the Company’s independent auditors, effective upon completion of the annual audit for the fiscal year ended June 30, 2003. This decision was subject to the condition that Magellan Petroleum Australia Limited (MPAL), the Company’s majority owned subsidiary, make a similar determination to dismiss Ernst & Young as its independent auditors. Ernst & Young had served as the Company’s independent auditors for many years. On September 4, 2003, the audit committee of the Board of Directors of MPAL made a similar determination to dismiss Ernst & Young as its independent accountants, effective upon the completion of the annual audit for the fiscal year ended June 30, 2003.
      The report of Ernst & Young on the Company’s financial statements for the fiscal year ended June 30, 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles.
      Ernst & Young LLP was dismissed on September 26, 2003, upon filing of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003. The report of Ernst & Young LLP was dated September 19, 2003.
      In connection with the audit of the Company’s financial statements for the fiscal year ended June 30, 2003 and through September 19, 2003, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference to the matter in their report. In addition, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.
New Independent Accountants
      Effective October 30, 2003, the Audit Committee of the Company’s Board of Directors retained Deloitte & Touche LLP as the Company’s new independent auditors for the fiscal year ended June 30, 2004.
      During the Company’s two most recent fiscal years and the subsequent interim period(s) prior to engaging Deloitte & Touche LLP, neither the Company nor anyone acting on behalf of the Company consulted Deloitte & Touche LLP regarding (i) either (a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(A)(1)(v) of Regulation S-K). In addition, during the Company’s two most recent fiscal years and the subsequent interim period(s) prior to engaging Deloitte & Touche LLP, no written report was provided by Deloitte & Touche LLP to the Company and no oral advice was provided that Deloitte & Touche LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2005. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities.
Internal Control Over Financial Reporting.
      There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s fiscal year ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Following is information concerning each Director and executive officer of the Company including name, age, position with the corporation, and business experience during the last five years:
Directors

	Director	Position Held with
Name	Since	Company	Age and Business Experience

Timothy L. Largay	1996	Director; member of Nominating Committee Chairman, Compensation Committee, Assistant Secretary	Mr. Timothy L. Largay has been a partner in the law firm of Murtha Cullina LLP, Hartford, Connecticut since 1974. Mr. Largay has been a director of MPAL since August 2001. He is also Assistant Secretary of Canada Southern Petroleum Ltd., Calgary, Alberta, Canada. Murtha Cullina has been retained by the Company for more than five years and is being retained during the current year. Age 62.
Walter McCann	1983	Director, Chairman of the Board, Chairman of Compensation Committee, member of Audit Committee and Nominating Committee	Mr. Walter McCann, a former business school dean was the President of Richmond College, The American International University, located in London, England from January 1993 until his retirement in July 2002. Mr. McCann has been a director of MPAL since 1997. From 1985 to 1992, he was President of Athens College in Athens, Greece. He is a retired member of the Bars of Massachusetts and the District of Columbia. Age 68.
Ronald P. Pettirossi	1997	Director; Chairman of the Audit Committee, member of Nominating Committee and Compensation Committee	Mr. Ronald P. Pettirossi has been President of ER Ltd., a consulting company since 1995. Mr. Pettirossi is a former audit partner of Ernst & Young LLP, who worked with public and privately held companies for 31 years. Age 62.
Donald V. Basso	2000	Director; member of Audit Committee	Mr. Donald V. Basso was elected a director of the Company in 2000. Mr. Basso served as a consultant and Exploration Manager for Canada Southern Petroleum Ltd. from October 1997 to May 2000. He also served as a consultant to Ranger Oil & Gas Ltd. during 1997. From 1995 to 1997, Mr. Basso served as Exploration Manager for Guard Resources Ltd. Mr. Basso has over 40 years experience in the oil and gas business in the United States, Canada and the Middle East. Age 67.

Executive Officers

			Length of Service	Other Positions Held
Name	Age	Office Held	as an Officer	with Company

Daniel J. Samela	57	President and Chief Financial Officer	Since 2004	None
T. Gwynn Davies	58	General Manager — MPAL	Since 2001	None

*	All of the named companies are engaged in oil, gas or mineral exploration and/or development, except where noted.
      All officers are elected annually and serve at the pleasure of the Board of Directors. No family relationships exist between any of the directors or officers.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. Such persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on copies of forms received by it, or written representations from certain reporting persons that no Form 5’s were required for those persons, the Company believes that during the fiscal year ended June 30, 2005, its executive officers, directors, and greater than 10% beneficial owners complied with all applicable filing requirements.
Board Independence
      The Company’s Board of Directors has determined that Messrs. Basso, Largay, Pettirossi and McCann are independent directors under the listing standards of the Nasdaq Stock Market, Inc. and rules adopted by the Securities and Exchange Commission (“SEC”).
Audit Committee Financial Expert(s)
      The Company’s Board of Directors maintains an Audit Committee which is currently composed of the following directors: Messrs. Basso, McCann and Pettirossi (Chairman). The Board of Directors has determined that each of the members of the Audit Committee is financially literate and that Mr. Pettirossi is an audit committee financial expert, as such term is defined under SEC regulations, by virtue of having the following attributes through relevant education and/or experience:

(1) an understanding of generally accepted accounting principles and financial statements;

(2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

(3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

(4) an understanding of internal controls and procedures for financial reporting; and

(5) an understanding of audit committee functions.
Standards Of Conduct And Business Ethics
      The Company has previously adopted Standards of Conduct for the Company (the “Standards”). The Board amended the Standards in August 2004. Under the Standards, all directors, officers and employees (“Employees”) must demonstrate a commitment to ethical business practices and behavior in all business relationships, both within and outside of the Company. All Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of the Company’s business. Any waivers of or changes to the Standards must be approved by the Board and appropriately disclosed under applicable law and regulation.
      The Company’s Standards are available on the Company’s website at www.magpet.com and it is our intention to provide disclosure regarding waivers of or amendments to the policy by posting such waivers or amendments to the website in the manner provided by applicable law.

Item 11 —	Executive Compensation
      The following table sets forth certain summary information concerning the compensation of Mr. Daniel J. Samela, who is President, Chief Executive Officer and Chief Financial Officer of the Company, and each of the most highly compensated executive officers of the Company who earned in excess of $100,000 during fiscal year 2005 (collectively, the “Named Executive Officers”).
Summary Compensation Table

			Long Term
	Annual		Compensation
	Compensation		Awards

			Securities
			Underlying	All Other
	Fiscal	Salary	Options/SARs	Compensation
Name and Principal Position	Year	($)	(#)	($)

Daniel J. Samela	2005	175,000	—	26,250	(1)
President, Chief Financial and	2004	41,667	30,000	6,250	(1)
Accounting Officer	2003	—	—	—
T. Gwynn Davies	2005	188,857	—	72,301	(2)
General Manager — MPAL	2004	177,144	—	65,436	(2)
(Effective Oct. 30, 2001)	2003	138,000	—	51,000	(2)

(1)	Payment to a SEP-IRA pension plan.

(2)	Payment to pension plan similar to an individual retirement plan.
Stock Options
      The following tables provide information about stock options granted and exercised during fiscal 2005 and unexercised stock options held by the Named Executive Officers at the end of fiscal year 2005.
Options/ SAR Grants in Fiscal Year 2005

Potential Realized
	Individual Grants				Value at Assumed
Annual Rates of
		% of Total			Stock Price
		Options/SARs			Appreciation for
	Options/	Granted to	Exercise or		Option Terms
	SARs Granted	Employees in	Base Price	Expiration
Name	(#)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Daniel J. Samela	0	0	0	—	0	0
T. Gwynn Davies	0	0	0	—	0	0

Aggregated Option/ SAR Exercises in Fiscal 2005 and June 30, 2005
Option/ SAR Values Table

			Number of Unexercised		Value of Unexercised
	Shares		Options/SARs at		In-the-Money Options/SARs
	Acquired on	Value	2005 Year-End (#)		at 2005 Year-End ($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Daniel J. Samela	—	—	10,000	20,000	24,000	48,000
T. Gwynn Davies	—	—	—	—	—	—
Employment Agreement
      On March 1, 2004, the Company entered into a thirty-six month employment agreement with Mr. Daniel J. Samela. The thirty-six month term automatically renews each 30-day period during Mr. Samela’s term of employment, unless he elects to retire or the agreement is terminated according to its terms. The agreement provides for him to be employed as the President and Chief Executive Officer of the Company, effective as of July 1, 2004, at a salary of $175,000 per annum, and an annual contribution of 15% of the salary to a SEP/ IRA pension plan for Mr. Samela’s benefit. The employment agreement may be terminated for cause (as defined in the agreement), on written notice by the Company without cause, by Mr. Samela’s resignation or upon a change in control of the Company (as defined in the agreement). Upon a termination without cause, Mr. Samela will be entitled to payment of the balance of salary and average bonus payments due for the term of the agreement. If, during the two-year period following a change in control, Mr. Samela terminates his employment for good reason (as defined in the agreement) or the Company terminates his employment other than for cause of disability (as defined in the agreement), then Mr. Samela will be paid an amount equal to three times his annual base salary and three-year average bonus payment, plus any previously deferred compensation, accrued vacation pay, and three years of reimbursements for medical coverage and insurance benefits. In addition, any then-unvested options will be accelerated so as to become fully exercisable. If, at any time after the two-year period following a change in control, Mr. Samela terminates his employment for good reason or the Company terminates his employment other than for cause of disability, then he will be paid an amount equal to his then current annual salary and a three-year average bonus payment. In addition, any then-unvested options will be accelerated so as to become fully exercisable.
Compensation of Directors
      Messrs. Donald V. Basso, Timothy L. Largay, and Ronald P. Pettirossi were each paid director’s fees of $40,000 during fiscal year 2005. Mr. Walter McCann was paid $65,000 as Chairman of the Board. In addition, Mr. Pettirossi was paid $7,500 as Chairman of the Audit Committee.
      Under the Company’s medical reimbursement plan for all outside directors, the Company reimburses certain directors the cost of their medical premiums, up to $500 per month. During fiscal 2005, the cost of this plan was approximately $18,000.
Compensation Committee Interlocks and Insider Participation
      The only officers or employees of the Company or any of its subsidiaries, or former officers or employees of the Company or any of its subsidiaries, who participated in the deliberations of the Board concerning executive officer compensation during the fiscal year ended June 30, 2005 were Messrs. Daniel T. Samela and Timothy L. Largay. At the time of such deliberations, Mr. Largay was a director of the Company. Because he does not serve on the Board, Mr. Samela did not participate in any discussions or deliberations regarding his own compensation. Mr. Largay does not receive any compensation for his services as Assistant Secretary.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth information as to the number of shares of the Company’s Common Stock owned beneficially as of September 22, 2005 (except as otherwise indicated) by each director (or nominee director) and each Named Executive Officer listed in the Summary Compensation Table and by all directors and executive officers of the Company as a group:

	Amount and Nature of
	Beneficial Ownership*
			Percent of
Name of Individual or Group	Shares	Options	Class

Donald Basso	11,000	—	**
T. Gwynn Davies	—	—	**
Timothy L. Largay	6,000	—	**
Walter McCann	59,368	—	**
Ronald P. Pettirossi	6,500	—	**
Daniel J. Samela	—	10,000	**
Directors and Executive Officers as a Group (a total of 6)	109,453	10,000	**

*	Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed.

**	The percent of class owned is less than 1%.
Amount and Nature of Beneficial Ownership

Name of Individual or Group	Percent of Class

Sagasco Amadeus Pty. Limited 1,300,000	5.05%*

*	As reported in Schedule 13G filed with the SEC on July 22, 2003. On July 10, 2003, a subsidiary of Origin Energy Limited Sagasco Amadeus Pty. Limited, agreed to exchange 1,200,000 shares of MPAL for 1,300,000 shares of the company’s common stock, which is 5.05% of the Company’s outstanding shares. The exchange was completed on September 2, 2003. The Company believes that as of April 21, 2004, Origin Energy has resold all shares of the Company held by it.
Equity Compensation Plan Information
      The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s existing equity compensation plan as of June 30, 2005.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Issuance Under Equity
	Exercise of Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a) (#)	(b) ($)	(c) (#)

Equity compensation plans approved by security holders	30,000	$1.45	795,000

Item 13 —	Certain Business Relationships and Transactions
      During the year ended June 30, 2005, the Company paid G&O’D INC. $65,700 for providing accounting and administrative services, a firm owned by Mr. James R. Joyce, who served as the Company’s President and Chief Financial Officer until June 30, 2004. In addition, the Company purchased $12,000 of office equipment from G&O’D INC.

Item 14 — Principal Accountant Fees and Services
      During the fiscal years ended June 30, 2004 and June 30, 2005, the Company retained its current principal auditor, Deloitte & Touche LLP, to provide services in the following categories and amounts.
Audit Fees
      The aggregate fees paid or to be paid to Deloitte & Touche LLP for the fiscal years ended June 30, 2004 and June 30, 2005, for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and the audit of financial statements included in the Annual Report on Form 10-K for the fiscal years ended June 30, 2004 and June 30, 2005, respectively, were $208,432 and $195,702.

Audit-Related Fees	$0

Tax Fees	$0

All Other Fees	$0
Pre-Approval Policies
      Under the terms of its Charter, the Audit Committee is required to pre-approve all the services provided by, and fees and compensation paid to, the independent auditors for both audit and permitted non-audit services. When it is proposed that the independent auditors provide additional services for which advance approval is required, the Audit Committee may form and delegate authority to a subcommittee consisting of one or more members, when appropriate, with the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are to be presented to the Committee at its next scheduled meeting.

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
      None.
      3. Articles of Incorporation and By-Laws.
      (a) Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth as filed on February 12, 1988 with the State of Delaware filed as exhibit 4(b) to Form S-8 Registration Statement, filed on January 14, 1999, are incorporated herein by reference. Certificate of Amendment to Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware, filed as Exhibit 3(a) to the Company’s quarterly report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference.
      (b) By-Laws, as amended on July 22, 2004, is filed as Exhibit 3(b) to Annual Report on Form 10-K for the year ended June 30, 2004 (File No-001-5507) are incorporated by reference.
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
      (l) Form of Agreement pursuant to Article SIXTEENTH of the Company’s Certificate of Incorporation and the applicable By-Law to indemnify the Company’s directors and officers filed as Exhibit 10(l) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.
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
      (s) Palm Valley Renewal of Petroleum Lease dated November 6, 2003, is filed as Exhibit 10 (s) to Annual Report on Form 10K for the year ended June 30, 2005, is incorporated herein by reference.
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
      32. Section 1350 Certifications.
      Certification of Daniel J. Samela, President, Chief Executive Officer and Chief Financial and Accounting Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herein.
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
Dated: September 26, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel J. Samela Daniel J. Samela	President, Chief Executive Officer, Chief Financial and Accounting Officer	Dated: September 26, 2005

/s/ Donald V. Basso Donald V. Basso	Director	Dated: September 26, 2005

/s/ Timothy L. Largay Timothy L. Largay	Director	Dated: September 26, 2005

/s/ Walter McCann Walter McCann	Director	Dated: September 26, 2005

/s/ Ronald P. Pettirossi Ronald P. Pettirossi	Director	Dated: September 26, 2005

INDEX TO EXHIBITS

21	.	Subsidiaries of the Registrant.
23	.	1. Consent of Deloitte & Touche LLP
2. Consent of Ernst & Young LLP
3. Consent of Paddock Lindstrom & Associates, Ltd.
31	.	Rule 13a-14(a) Certifications.
32	.	Section 1350 Certifications.