Form 10-Q
period 2005-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2005-11-14
CIK 61398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number 1-5507

                         MAGELLAN PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        06-0842255
      (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                        Identification No.)

10 Columbus Boulevard, Hartford, Connecticut                         06106
  (Address of principal executive offices)                        (Zip Code)

                                 (860) 293-2006
              (Registrant's telephone number, including area code)

   ___________________________________________________________________________
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

     The number of shares outstanding of the issuer's single class of common stock as of November 14, 2005 was 25,783,243.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
                     PART I - FINANCIAL INFORMATION

ITEM 1 Condensed financial statements (unaudited)
       Condensed consolidated balance sheets at September 30, 2005  and
          June 30, 2005                                                        3
       Condensed consolidated statements of loss for the three months
          ended September 30, 2005 and 2004                                    4
       Condensed consolidated statements of cash flows for the three
          months ended September 30, 2005 and 2004                             5
       Notes to condensed consolidated financial statements                    6
ITEM 2 Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk              17
ITEM 4 Controls and Procedures                                                18

                      PART II - OTHER INFORMATION

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds            19
ITEM 6 Exhibits                                                               20
       Signatures                                                             21
       Certifications                                                      22-23

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                           SEPTEMBER 30,     JUNE 30,
                                                                2005           2005
                                                           -------------   ------------
                                                                              (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                               $ 23,280,653    $ 21,733,375
   Accounts receivable-Trade                                  4,687,187       4,210,174
   Accounts receivable-Working Interest Partners                432,530         864,922
   Marketable securities                                      2,938,746       3,216,541
   Inventories                                                  443,338         591,997
   Other assets                                                 629,031         526,703
                                                           ------------    ------------
      Total current assets                                   32,411,485      31,143,712
                                                           ------------    ------------
Deferred income taxes                                         1,494,907       1,014,907
Property and equipment:
   Oil and gas properties (successful efforts method)        81,337,246      80,765,911
   Land, buildings and equipment                              2,553,707       2,552,980
   Field equipment                                              823,299       1,620,909
                                                           ------------    ------------
                                                             84,714,252      84,939,800
   Less accumulated depletion, depreciation and
      amortization                                          (61,118,981)    (60,674,306)
                                                           ------------    ------------
         Net property and equipment                          23,595,271      24,265,494
                                                           ------------    ------------
   Total assets                                            $ 57,501,663    $ 56,424,113
                                                           ============    ============
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $  4,353,831    $  3,602,085
   Accrued liabilities                                        1,427,756       1,308,004
   Income taxes payable                                              --          25,879
                                                           ------------    ------------
      Total current liabilities                               5,781,587       4,935,968
                                                           ------------    ------------
Long term liabilities:
   Asset retirement obligations                               5,832,721       5,729,180
                                                           ------------    ------------
      Total long term liabilities                             5,832,721       5,729,180
                                                           ------------    ------------
Minority interests                                           18,802,774      18,583,046
Commitments
Stockholders' equity:
   Common stock, par value $.01 per share:
      Authorized 200,000,000 shares Outstanding
      25,783,243 and 25,783,243 shares                          257,832         257,832
      Capital in excess of par value                         44,404,660      44,402,182
   Accumulated deficit                                      (15,189,518)    (15,161,462)
   Accumulated other comprehensive loss                      (2,388,393)     (2,322,633)
                                                           ------------    ------------
Total stockholders' equity                                   27,084,581      27,175,919
                                                           ------------    ------------
Total liabilities, minority interests and stockholders'
   equity                                                  $ 57,501,663    $ 56,424,113
                                                           ============    ============

Note: The balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                               September 30, 2005

ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (unaudited)

                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                               2005          2004
                                                           -----------   -----------
REVENUES:
   Oil sales                                               $ 2,455,048   $ 1,910,847
   Gas sales                                                 3,217,938     2,366,807
   Other production related revenues                           421,694       299,787
   Gain on sale of field equipment                             155,106            --
                                                           -----------   -----------
   Total revenues                                            6,249,786     4,577,441
                                                           -----------   -----------
COSTS AND EXPENSES:
   Production costs                                          2,209,654     1,527,790
   Exploration and dry hole costs                            1,311,441     1,118,460
   Salaries and employee benefits                              676,229       670,140
   Depletion, depreciation and amortization                  1,363,915     1,400,658
   Auditing, accounting and legal services                     107,119       180,835
   Accretion expense                                           109,969        94,370
   Shareholder communications                                   52,349        43,511
   Other administrative expenses                               344,059       101,393
                                                           -----------   -----------
   Total costs and expenses                                  6,174,735     5,137,157
                                                           -----------   -----------
Operating income (loss)                                         75,051      (559,716)
   Interest income                                             340,109       355,652
                                                           -----------   -----------
Income (loss) before income taxes and minority interests       415,160      (204,064)
Income tax provision                                          (190,347)       (5,334)
Minority interests                                            (252,868)      (86,124)
                                                           -----------   -----------
Net loss                                                   $   (28,055)  $  (295,522)
                                                           ===========   ===========
Average number of shares:
   Basic                                                    25,783,243    25,783,243
                                                           ===========   ===========
   Diluted                                                  25,797,638    25,783,243
                                                           ===========   ===========
Net loss per share (basic and diluted)                     $        --   $      (.01)
                                                           ===========   ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                               September 30, 2005

ITEM 1. FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               -------------------------
                                                                   2005          2004
                                                               -----------   -----------
OPERATING ACTIVITIES:
   Net loss                                                    $   (28,055)  $  (295,522)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Gain from sale of field equipment                           (155,106)           --
      Depletion, depreciation and amortization                   1,363,915     1,400,658
      Accretion expense                                            109,969        94,370
      Deferred income taxes                                       (482,264)       (4,753)
      Minority interests                                           252,868        86,124
      Exploration and dry hole costs                             1,293,082       585,321
   Increase (decrease) in operating assets and liabilities:
      Accounts receivable                                         (486,226)     (936,526)
      Other assets                                                (102,328)       42,520
      Inventories                                                  147,504       113,864
      Accounts payable and accrued liabilities                    (140,964)     (358,072)
      Income taxes payable                                         (26,801)     (210,896)
                                                               -----------   -----------
Net cash provided by operating activities                        1,745,594       517,088
INVESTING ACTIVITIES:
   Proceeds from sale of field equipment                           155,106            --
   Additions to property and equipment                            (294,797)     (528,755)
   Increase (decrease) in construction payables                  1,024,133    (1,486,283)
   Oil and gas exploration activities                           (1,293,082)     (585,321)
   Marketable securities matured                                 1,166,268     1,597,637
   Marketable securities purchased                                (888,473)   (1,750,649)
                                                               -----------   -----------
Net cash used in investing activities                             (130,845)   (2,753,371)
                                                               -----------   -----------
FINANCING ACTIVITIES:
Net cash used in financing activities                                   --            --
                                                               -----------   -----------
Effect of exchange rate changes on cash and cash equivalents       (67,471)      471,527
                                                               -----------   -----------
Net increase (decrease) in cash and cash equivalents             1,547,278    (1,764,756)
   Cash and cash equivalents at beginning of period             21,733,375    20,406,620
                                                               -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $23,280,653   $18,641,864
                                                               ===========   ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At September 30, 2005, MPC's principal asset was a 55.13% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia and listed on the Australian Stock Exchange under the trading symbol MAG. MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

     The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. All amounts presented are in United States dollars, unless otherwise noted.

     Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with the June 30, 2005 10K. Reclassifications associated with the 2004 consolidated statement of cash flows resulted in an increase in net cash provided by operating activities and a corresponding increase in net cash used in investing activities of $624,805 related to changes in exploration and dry hole costs, accounts receivable, and accounts payable and accrued liabilities of $(533,139), $(328,339), and $1,486,283, respectively.

Note 2. Exchange Offer

     On October 18, 2005 MPC announced its intention to commence an exchange offer (the Offer) to acquire all of the ordinary shares of MPAL that it does not currently own. MPC currently has a 55.13% ownership interest in MPAL. The Offer consideration will be seven (7) newly-issued shares of MPC common stock for each ten (10) outstanding MPAL shares. If the Offer is successful, new MPC shares will be issued to MPAL's Australian shareholders in the form of CDIs (CHESS Depository Interests), which will be listed on the Australian Stock Exchange ("ASX").

     Based on MPC's closing share price of $1.93 on October 17, 2005 on the NASDAQ Capital Market and an A$/US$ exchange rate of 0.75, the Offer values MPAL at A$84.1 million in total (including the shares currently owned by Magellan), or A$1.80 per share. Accordingly, the proposed consideration in aggregate for the 44.87% of MPAL's shares which Magellan does not already own is approximately
14.7 million Magellan shares, with an aggregate value of A$37.7 million based on the above.

     The Offer is subject to certain conditions including MPC acquiring at least 90% of MPAL's outstanding shares on or before the end of the prescribed Offer Period, and approval of the issuance of MPC common stock in the Offer by MPC's shareholders at the upcoming 2005 annual meeting of shareholders.

     On October 31, 2005, MPC filed with the U.S. Securities and Exchange Commission a registration statement on Form S-4, which contained a prospectus/proxy statement in connection with the proposed Offer.

     Included in other assets are $325,375 of capitalized costs related to the proposed transaction. These costs will be written off if the transaction is not completed.

Note 3. Capital and stock options

     The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through June 30, 2003, the Company had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No shares were repurchased during the three months ended September 30, 2005 or for the fiscal year ended June 30, 2005.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

     The Company's 1998 Stock Option Plan (the Plan") provides for grants of non-qualified stock options principally at an option price per share of 100% of the fair value of the Company's common stock on the date of the grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the vesting period, which is also the requisite service period.

     In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share -Based Payment." SFAS 123 (R) is effective for the first annual reporting period beginning after June 15, 2005 and is a revision of SFAS No. 123, "Accounting for Stock Based Compensation" and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting provided by SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires recognition in the financial statements of the cost resulting from all share-based payment transactions by applying a fair-value-based measurement method to account for generally all share-based payment transactions with employees.

     On July 1, 2005, the Company adopted SFAS 123(R) and elected the modified prospective application permitted under SFAS 123(R). Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense has been and will continue to be recorded for the unvested portion of previously issued awards that were outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. In the first quarter of 2006, the Company recorded stock-based compensation expense for the cost of stock options of approximately $2,500 ($2,500 after tax or $.00 per basic and diluted share). Prior to the adoption of SFAS 123(R), the Company applied the requirements of APB 25 to account for its stock-based awards. Under APB 25, because the exercise price of the Company's stock option equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expectation stock price volatility. The assumptions used to value the Company's grants were: risk free interest rate - 4.95%, expected life - 10 years, expected volatility -.518, expected dividend -0.

     For the quarter ended September 30, 2004, pro forma information regarding net income and earnings per share was required by SFAS 148, and was determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Company's pro forma information follows:

                       THREE MONTHS ENDED
                       SEPTEMBER 30, 2004
                       ------------------
                                 PER SHARE
                                 BASIC AND
                                  DILUTED
Net loss as reported   $(295,522)  $(.01)
Stock option expense      (4,500)     --
                       ---------   -----
Pro forma net loss     $(300,022)  $(.01)
                       =========   =====

                       EXPIRATION    NUMBER OF
OPTIONS OUTSTANDING      DATES         SHARES      EXERCISE PRICES ($)
-------------------   ------------   ---------   -----------------------
June 30, 2003                         921,000            .85-1.57
   Expired                           (126,000)             1.57
   Cancelled                          (25,000)             .85
   Exercised                         (175,000)           .85-1.28
                                     --------
June 30, 2004                         595,000              1.28
   Granted            July 1, 2014     30,000              1.45
                                     --------

September 30, 2004                    625,000    ($1.29 weighted average)
   Expired                           (595,000)             1.28
                                     --------
September 30, 2005                     30,000              1.45
                                     ========

SUMMARY OF OPTIONS OUTSTANDING AT SEPTEMBER 30, 2005

                                     EXPIRATION                       EXERCISE
                                        DATES      TOTAL    VESTED   PRICES ($)
                                     ----------   -------   ------   ----------
Granted 2004                          July 2014    30,000   10,000      1.45
                                                  =======
OPTIONS RESERVED FOR FUTURE GRANTS                795,000
                                                  =======

     On October 20, 2003, options to purchase 126,000 shares of the Company's common stock expired without being exercised. On December 31, 2003, unvested options to purchase 25,000 shares of the Company's common stock were cancelled when the terms of the grant were not satisfied. On March 8, 2004, 175,000 options to purchase shares of common stock were exercised in a cashless exercise that resulted in 55,867 shares being issued. On February 23, 2005 options to purchase 595,000 shares of the Company's common stock expired without being exercised.

Note 4. Comprehensive (loss) income

     Total comprehensive (loss) income during the three month periods ended September 30, 2005 and 2004 is as follows:


                                            THREE MONTHS ENDED     ACCUMULATED
                                               SEPTEMBER 30,          OTHER
                                           --------------------   COMPREHENSIVE
                                             2005        2004          LOSS
                                           --------   ---------   -------------
Balance at June 30, 2005                                           $(2,322,633)
Net loss                                   $(28,055)  $(295,522)
Foreign currency translation adjustments    (65,760)    604,572        (65,760)
                                           --------   ---------    -----------
Total comprehensive (loss) income          $(93,815)  $309,050
                                           ========   =========
Balance at September 30, 2005                                      $(2,388,393)
                                                                   ===========

Note 5. Earnings per share

     Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. For the three months ended September 30, 2005, the Company had 14,395 options that were issued that had a strike price below the average stock price for the quarter. For the period ended September 30, 2004, the Company did not have any stock options that were issued that had a strike price below the average stock price for the quarter. The Company's basic and diluted calculations of EPS are the same in 2004 because the exercise of 625,000 in 2004 and 30,000 in 2005 of outstanding options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.

Note 6. Investment in MPAL

     During the quarter ended September 30, 2004, MPC invested $29,466 in 31,606 shares of MPAL. This increased MPC's interest in MPAL from 55.06% to 55.13%. The difference between the acquisition cost of the MPAL shares and the book value of the additional MPAL interest acquired was allocated to oil and gas properties.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

Note 7. Segment Information

     The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the ASX under the symbol MAG. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,
                                 ------------------
                                    2005     2004
                                   ------   ------
Revenues:
   MPC                             $   22   $   40
   MPAL                             6,228    4,537
                                   ------   ------
   Total consolidated revenues     $6,250   $4,577
                                   ======   ======
Net income (loss):
   MPC                             $ (303)  $ (351)
   MPAL                               275       55
                                   ------   ------
   Consolidated net loss           $  (28)  $ (296)
                                   ======   ======

Note 8. Exploration and Dry Hole Costs

     These costs relate primarily to the exploration work being performed on MPAL's properties. The dry holes were drilled on MPAL properties in Australia, New Zealand and the United Kingdom. During the 2005 quarter, the Company incurred costs of $302,000 for PEDL 098 in the United Kingdom.

Note 9. Asset Retirement Obligations

     A reconciliation of the Company's asset retirement obligations for the three months ended September 30, 2005 is as follows:

Balance at July 1, 2005         $5,729,180
Liabilities incurred
Liabilities settled                     --
Accretion expense                  109,969
Revisions to estimate                   --
Exchange effect                     (6,428)
                                ----------
Balance at September 30, 2005   $5,832,721
                                ==========

Note 10. Recent Accounting Pronouncements

     On March 30, 2005 the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liabilitiy's fair valur can be reasonably estimated. FIN 47 is effective for the fiscal year end June 30, 2006. Management is currently evaluating the impact on the Company and cannot yet reasonably estimate the impact on the financial statement.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The results reflect fully consolidated financial statements of MPC and MPAL. These could change if the Exchange Offer (Note 2) is approved based on the fair value of the assets to be acquired. Among these risks and uncertainties are pricing and production levels from the properties in which the Company has interests, and the extent of the recoverable reserves at those properties. In addition, the Company has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

Asset Retirement Obligations

     Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations"requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.

     The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, Kotaneelee, Nockatunga, Dingo and Aldinga fields. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, acquisition of additional properties and as new wells are drilled.

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

Recent Accounting Pronouncements

     On March 30, 2005 the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. FIN 47 is effective for the fiscal year end June 30, 2006. Management is currently evaluating the impact on the Company and cannot yet reasonably estimate the impact on the financial statements.

Executive Summary

     Magellan Petroleum Corporation (MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC's principal asset is a 55.125% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL).

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

     MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company received approximately $21,000 from this investment during the 2005 quarter.

     On October 18, 2005 MPC announced its intention to commence an exchange offer (the Offer) to acquire all of the ordinary shares of MPAL that it does not currently own. MPC currently has a 55.13% ownership interest in MPAL. The Offer consideration will be seven (7) newly-issued shares of MPC common stock for each ten (10) outstanding MPAL shares. If the Offer is successful, new MPC shares will be issued to MPAL's Australian shareholders in the form of CDIs (CHESS Depository Interests), which will be listed on the Australian Stock Exchange ("ASX").

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     At September 30, 2005 the Company on a consolidated basis had approximately $23.3 million of cash and cash equivalents and $2.9 million of marketable securities.

     Net cash provided by operations was $1,746,000 in 2005 versus $517,000 in 2004. The increase in cash provided by operations is primarily related to increased MPAL revenues.

     The Company invested $564,000 and $2,600,000 in oil and gas exploration activities during the three months ended September 30, 2005 and 2004, respectively. The net decrease is due to the decline in construction payables in 2005 partially offset by higher investments in the United Kingdom and the 7% Australian foreign exchange rate increase discussed below . The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.

Effect of exchange rate changes

     The value of the Australian dollar relative to the U.S. dollar decreased ..2% to $.7603 at September 30, 2005, compared to a value of $.7620 at June 30, 2005.

As to MPC

     At September 30, 2005, MPC, on an unconsolidated basis, had working capital of approximately $3.6 million. Working capital is comprised of current assets less current liabilities. MPC's current cash position and its annual MPAL dividend should be adequate to meet its current cash requirements.

     The Company will receive a dividend of approximately $941,000 from MPAL during the second quarter.

     MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2005, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the three months ended September 30, 2005.

As to MPAL

     At September 30, 2005, MPAL had working capital of approximately $23.7 million. MPAL had budgeted approximately $6.2 million for specific exploration projects in fiscal year 2005 as compared to the $5.1 million expended during fiscal 2005. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL's oil and gas reserves are such that MPAL's future revenues in the long-term are expected to be derived from the sale of gas in Australia. MPAL's current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.

     MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL's efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

OFF BALANCE SHEET ARRANGEMENTS

     We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties. The following is a summary of our consolidated contractual obligations:

CONTRACTUAL OBLIGATIONS

                                                  PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------------
                                                                                    MORE
                                             LESS THAN                              THAN
   CONTRACTUAL OBLIGATIONS        TOTAL       1 YEAR     1-3 YEARS    3-5 YEARS    5 YEARS
   -----------------------     ----------   ----------   ---------   ----------   ---------
Operating Lease Obligations       706,000      183,000     388,000      135,000          --
Purchase Obligations(1)         3,380,000    3,380,000          --           --          --
Asset Retirement Obligations    5,833,000       40,000                3,863,000   1,930,000
                               ----------   ----------    --------   ----------   ---------
   Total                       $9,919,000   $3,603,000    $388,000   $3,998,000   1,930,000
                               ==========   ==========    ========   ==========   =========

----------
(1) Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $30,083,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $14,685,000 (less than 1 year), $4,327,000 (1-3 years), $11,071,000 (3-5 years).

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. SEPTEMBER 30, 2004

                                    REVENUES

     OIL SALES INCREASED 29% in the 2005 quarter to $2,455,000 from $1,911,000 in 2004 because of the 31% increase in the average sales price per barrel and the 7% Australian foreign exchange rate increase discussed below. This was partially offset by the 9% decrease in volumes sold. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                               THREE MONTHS ENDED SEPTEMBER 30,
                        -----------------------------------------------
                              2005 SALES               2004 SALES
                        ----------------------   ----------------------
                                 AVERAGE PRICE            AVERAGE PRICE
                         BBLS     A.$ PER BBL     BBLS     A.$ PER BBL
                        ------   -------------   ------   -------------
Australia:
   Mereenie field       27,237       85.88       31,999       66.52
   Cooper Basin            941       93.25        1,110       56.44
   Nockatunga project    8,074       76.73        6,766       55.03
                        ------       -----       ------       -----
Total                   36,252       84.04       39,875       64.37
                        ======       =====       ======       =====

     GAS SALES INCREASED 36% to $3,218,000 in 2005 from $2,367,000 in 2004. The increase was the result of the 13% increase in volume and the 9.8% increase in the average price per mcf sold. Due to a development well (L-38) drilled in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling cost is absorbed. We currently estimate that it will take approximately nine months for the operator to recover the Company's share of the well's costs from the Company's carried interest account. Accordingly, the Company does not expect to receive any revenues from the L-38 well until the third or fourth quarter of fiscal 2006 at the earliest.

            THREE MONTHS ENDED SEPTEMBER 30,
            --------------------------------
                    2005         2004
                 ----------   ----------
Australia        $3,196,000   $2,327,000
Canada               22,000       40,000
                 ----------   ----------
Total            $3,218,000   $2,367,000
                 ==========   ==========

     The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:


                              THREE MONTHS ENDED SEPTEMBER 30,
                         -----------------------------------------
                              2005 SALES            2004 SALES
                         -------------------   -------------------
                                 A.$ AVERAGE           A.$ AVERAGE
                                  PRICE PER             PRICE PER
                                 -----------           -----------
                          BCF        MCF        BCF        MCF
                         -----   -----------   -----   -----------
Australia: Palm Valley    .464       2.16       .542       2.14
Australia: Mereenie       .966       2.98       .726       2.70
                         -----       ----      -----       ----
   Total                 1.430       2.70      1.268       2.46
                         =====       ====      =====       ====

     OTHER PRODUCTION RELATED REVENUES INCREASED 41% to $422,000 in 2005 from $300,000 in 2004. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues. The revenue increase is due to higher sales volume from the Mereenie field in 2005 and the 7% Australian foreign exchange rate increase discussed below.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

                               COSTS AND EXPENSES

     PRODUCTION COSTS INCREASED 45% in 2005 to $2,210,000 from $1,528,000 in 2004 The increase in 2005 was primarily the result of increased expenditures in the Mereenie and Palm Valley fields ($657,000) and the 7% Australian foreign exchange rate increase discussed below.

     EXPLORATION AND DRY HOLE COSTS INCREASED 17% to $1,311,000 in 2005 from $1,118,000 in 2004. These costs related to the exploration work performed on MPAL's properties. The primary reasons for the increase in 2005 were increased expenditures in the United Kingdom for PEDL 098 ($302,000) and the 7% Australian foreign exchange rate increase discussed below, offset partially by lower expenditures on the Nockatunga project and also on properties in New Zealand.

     DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED 3% from $1,401,000 in 2004 to $1,364,000 in 2005. During the 2005 period, there was a 7% increase in the Australian foreign exchange rate as discussed below. This was offset by lower depletion expense for the Palm Valley and Mereenie fields during the period because of lower net oil and gas properties in 2005 compared to 2004.

     AUDITING, ACCOUNTING AND LEGAL EXPENSES DECREASED 41% IN 2005 to $107,000 from $181,000 in 2004 due to reduced accounting and auditing costs.

     ACCRETION EXPENSE INCREASED 17% IN THE 2005 PERIOD from $94,000 in 2004 to $110,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143. The increase in the 2005 period is primarily the 7% increase in the Australian foreign exchange rate discussed below and increased costs for the Palm Valley and Mereenie fields.

     SHAREHOLDER COMMUNICATIONS COSTS INCREASED 18% from $44,000 in 2004 to $52,000 in 2005 primarily because of MPC and MPAL's increased costs related to their status as public companies.

     OTHER ADMINISTRATIVE EXPENSES INCREASED 241% from $101,000 in 2004 to $344,000 in 2005. The increase in the 2005 period is primarily due to increased administrative costs from the Mereenie and Palm Valley joint ventures, increased marketing expenses and the 7% increase in the Australian foreign exchange rate as discussed below.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

                                  INCOME TAXES

     INCOME TAX PROVISION INCREASED IN 2005 to a tax provision of $190,000 from a tax provision of $5,000 in 2004 because of higher book taxable income in 2005. The components of the income tax (in thousands) between MPC and MPAL are as follows:

                                                           2005    2004
                                                          -----   -----
Income(loss) before income taxes and minority interests   $ 415   $(204)
                                                          =====   =====
Tax at 30%                                                  125     (61)
MPC's non Australian loss (income)(a)                        89     117
Non-taxable revenue from Australian government sources      (75)    (48)
MPAL non-taxable foreign income (New Zealand)                38      --
Other permanent differences                                   5     (13)
                                                          -----   -----
Australian income tax (benefit) provision                   182      (5)
MPC income tax provision(a)                                   8      10
                                                          -----   -----
Consolidated Income tax provision                         $ 190   $   5
                                                          =====   =====
Current income tax provision                              $ 670   $  10
Deferred income tax (benefit) provision                    (480)     (5)
                                                          -----   -----
Income tax provision                                      $ 190   $   5
                                                          =====   =====
Effective tax rate                                           46%     --
                                                          =====   =====

(a) While MPC did recognize a deferred tax for its non-Australian income tax losses during the 2004 and 2005 quarters, it is not likely that such deferred assets will be realized and have been fully reserved for.


                                EXCHANGE EFFECT

     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.7603 AT SEPTEMBER 30, 2005 compared to a value of $.7620 at June 30, 2005. This resulted in a $66,000 debit to the foreign currency translation adjustments account for the three months ended September 30, 2005. The average exchange rate used to translate MPAL's operations in Australia was $.7601 for the quarter ended September 30, 2005, which was a 7% increase compared to the $.7097 rate for the quarter ended September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 2005, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $26 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $609,000 and $617,000, respectively. For the three month period ended September 30, 2005, oil sales represented approximately 43% of production revenues. Based on the current quarter's sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $246,000. Gas sales, which represented approximately 57% of production revenues in the current quarter, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI).

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including Daniel J. Samela, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2005. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities.

     Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                               SEPTEMBER 30, 2005

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

                                                       TOTAL NUMBER OF SHARES
                                                        PURCHASED AS PART OF    MAXIMUM NUMBER OF SHARES
                    TOTAL NUMBER OF   AVERAGE PRICE   PUBLICLY ANNOUNCED PLAN      THAT MAY YET BE
    PERIOD         SHARES PURCHASED     PAID SHARE              (1)              PURCHASED UNDER PLAN
----------------   ----------------   -------------   -----------------------   ------------------------
July 1-31, 2005            0                 0                    0                        319,150
Aug. 1-31, 2005            0                 0                    0                        319,150
Sept. 1-30, 2005           0                 0                    0                        319,150

(1) The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2005, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                               SEPTEMBER 30, 2005

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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2005

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        MAGELLAN PETROLEUM CORPORATION
                                                   Registrant


Date: November 14, 2005                 By /s/ Daniel J. Samela
                                           -------------------------------------
                                           Daniel J. Samela, President and Chief
                                           Executive Officer, Chief Financial
                                           and Accounting Officer