Form 10-Q
period 2005-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2006-02-14
CIK 61398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2005

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

 ______________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [ ] Yes [X] No

     The number of shares outstanding of the issuer's single class of common stock as of February 11, 2006 was 25,783,243.

                         MAGELLAN PETROLEUM CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION

ITEM 1 Condensed financial statements (unaudited)                            3
       Condensed consolidated balance sheets at December 31, 2005 and
       June 30, 2005                                                         3
       Condensed consolidated statements of loss for the three and
       six months ended December 31, 2005 and 2004                           4
       Condensed consolidated statements of cash flows for the
       six months ended December 31, 2005 and 2004                           5
       Notes to condensed consolidated financial statements                  6
ITEM 2 Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                10
ITEM 3 Quantitative and Qualitative Disclosure About Market Risk            19
ITEM 4 Controls and Procedures                                              19

                           PART II - OTHER INFORMATION

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds          20
ITEM 5 Other Information                                                    20
ITEM 6 Exhibits                                                             21

       Signatures                                                           22
       Certifications                                                      23-24

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,     JUNE 30,
                                                                     2005           2005
                                                                 ------------   ------------
                                                                  (UNAUDITED)      (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 19,659,751   $ 21,733,375
   Accounts receivable-Trade                                        4,397,458      4,210,174
   Accounts receivable-Working Interest Partners                      180,931        864,922
   Marketable securities                                            3,282,094      3,216,541
   Inventories                                                        798,144        591,997
   Other assets                                                     1,336,719        526,703
                                                                 ------------   ------------
      Total current assets                                         29,655,097     31,143,712
                                                                 ------------   ------------
Deferred income taxes                                               1,630,794      1,014,907
Property and equipment:
   Oil and gas properties (successful efforts method)              78,516,584     80,765,911
   Land, buildings and equipment                                    2,579,753      2,552,980
   Field equipment                                                    788,007      1,620,909
                                                                 ------------   ------------
                                                                   81,884,344     84,939,800
   Less accumulated depletion, depreciation and amortization      (60,029,290)   (60,674,306)
                                                                 ------------   ------------
      Net property and equipment                                   21,855,054     24,265,494
                                                                 ------------   ------------
   Total assets                                                  $ 53,140,945   $ 56,424,113
                                                                 ============   ============
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  2,130,664   $  3,602,085
   Accrued liabilities                                              1,422,606      1,308,004
   Income taxes payable                                                    --         25,879
                                                                 ------------   ------------
      Total current liabilities                                     3,553,270      4,935,968
                                                                 ------------   ------------
Long term liabilities:
   Asset retirement obligations                                     5,695,930      5,729,180
                                                                 ------------   ------------
      Total long term liabilities                                   5,695,930      5,729,180
                                                                 ------------   ------------
Minority interests                                                 17,663,478     18,583,046
Stockholders' equity:
   Common stock, par value $.01 per share:
      Authorized 200,000,000 shares  Outstanding 25,783,243
         and 25,783,243 shares                                        257,832        257,832
   Capital in excess of par value                                  44,922,956     44,402,182
      Accumulated deficit                                         (15,415,698)   (15,161,462)
      Accumulated other comprehensive loss                         (3,536,823)    (2,322,633)
                                                                 ------------   ------------
Total stockholders' equity                                         26,228,267     27,175,919
                                                                 ------------   ------------
Total liabilities, minority interests and stockholders' equity   $ 53,140,945   $ 56,424,113
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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (unaudited)

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           DECEMBER 31,                DECEMBER 31,
                                                    -------------------------   -------------------------
                                                        2005          2004          2005          2004
                                                    -----------   -----------   -----------   -----------
REVENUES:
   Oil sales                                        $ 2,184,124   $ 1,490,512   $ 4,639,172   $ 3,401,359
   Gas sales                                          3,715,290     3,457,733     6,933,228     5,824,540
   Other production related revenues                    559,604       505,854       981,298       805,641
                                                    -----------   -----------   -----------   -----------
   Total revenues                                     6,459,018     5,454,099    12,553,698    10,031,540
                                                    -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
   Production costs                                   1,949,329     1,316,141     4,158,983     2,843,931
   Exploration and dry hole costs                       846,517       934,792     2,157,958     2,053,252
   Salaries and employee benefits                       632,998       649,438     1,309,227     1,319,578
   Depletion, depreciation and amortization           1,541,416     2,053,759     2,905,331     3,454,417
   Auditing, accounting and legal services              133,658       101,073       240,777       281,908
   Accretion expense                                    108,747       101,281       218,716       195,651
   Shareholder communications                            85,181       111,341       137,530       154,852
   Other administrative expenses                        717,048       232,689     1,061,107       334,082
                                                    -----------   -----------   -----------   -----------
   Total costs and expenses                           6,014,894     5,500,514    12,189,629    10,637,671
                                                    -----------   -----------   -----------   -----------
Operating income (loss)                                 444,124       (46,415)      364,069      (606,131)
   Interest income                                      321,117       377,035       661,226       732,687
   (Loss) gain on sale of field equipment                (5,339)           --       149,767            --
                                                    -----------   ===========   -----------   ===========
Income before income taxes and minority interests       759,902       330,620     1,175,062       126,556
Income tax provision                                   (424,910)     (152,463)     (615,257)     (157,797)
                                                    -----------   -----------   -----------   -----------
Income (loss) before minority interests                 334,992       178,157       559,805       (31,241)
Minority interests                                     (561,176)     (254,169)     (814,044)     (340,293)
                                                    -----------   -----------   -----------   -----------
NET LOSS                                               (226,184)      (76,012)     (254,239)     (371,534)
                                                    ===========   ===========   ===========   ===========
Average number of shares outstanding
   Basic                                             25,783,243    25,783,243    25,783,243    25,783,243
                                                    ===========   ===========   ===========   ===========
   Diluted                                           25,783,243    25,783,243    25,783,243    25,783,243
                                                    ===========   ===========   ===========   ===========
NET LOSS PER SHARE (BASIC AND DILUTED)              $      (.01)  $        --   $      (.01)  $      (.01)
                                                    ===========   ===========   ===========   ===========

                             See accompanying notes.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      SIX MONTHS ENDED
                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                      2005         2004
                                                                  -----------   -----------
OPERATING ACTIVITIES:
   Net loss                                                       $  (254,239)  $  (371,534)
   Adjustments to reconcile net income loss to net
      cash provided by operating activities:
      Gain from sale of field equipment                              (149,767)           --
      Depletion, depreciation and amortization                      2,905,331     3,454,417
      Accretion expense                                               218,716       195,651
      Deferred income taxes                                          (661,172)      121,698
      Minority interests                                              814,044       340,293
      Exploration and dry hole costs                                1,917,812       315,933
      Stock option expense                                            520,774            --
   Increase (decrease) in operating assets and liabilities:
      Accounts receivable                                            (370,086)     (271,308)
      Other assets                                                     59,592        64,607
      Inventories                                                    (237,161)       49,108
      Accounts payable and accrued liabilities                       (305,355)     (506,608)
      Income taxes payable                                            (57,249)     (485,135)
                                                                  -----------   -----------
Net cash provided by operating activities                           4,401,240     2,907,122

INVESTING ACTIVITIES:
   Proceeds from sale of field equipment                              149,767            --
   Additions to property and equipment                             (1,150,482)   (2,482,679)
   Decrease in construction payables                                 (868,723)     (126,498)
   Oil and gas exploration activities                              (1,917,812)     (315,933)
   Marketable securities matured                                    1,952,880     2,580,977
   Marketable securities purchased                                 (2,018,433)   (3,310,086)
   Deferred acquisition costs                                        (869,609)           --
                                                                  -----------   -----------
Net cash used in investing activities                              (4,722,412)   (3,654,219)
                                                                  -----------   -----------
FINANCING ACTIVITIES:
   Dividends to MPAL minority shareholders                           (765,641)     (821,732)
                                                                  -----------   -----------
Net cash used in financing activities                                (765,641)     (821,732)
                                                                  -----------   -----------
   Effect of exchange rate changes on cash and cash equivalents      (986,811)    1,932,276
                                                                  -----------   -----------
Net increase (decrease) in cash and cash equivalents               (2,073,624)      363,447
   Cash and cash equivalents at beginning of period                21,733,375    20,406,620
                                                                  -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $19,659,751   $20,770,067
                                                                  ===========   ===========

                             See accompanying notes.

ITEM 1: NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At December 31, 2005, MPC's principal asset was a 55.13% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia on the Australian Stock Exchange under the trading symbol MAG. MPAL's major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

     The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. All amounts presented are in United States dollars, unless otherwise noted.

     Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with the June 30, 2005 Form 10-K. Reclassifications associated with the 2004 consolidated statement of cash flows resulted in an decrease in net cash provided by operating activities and a corresponding decrease in net cash used in investing activities of $(1,379,928) related to changes in exploration and dry hole costs, accounts receivable, and accounts payable and accrued liabilities of $(868,660), $(637,766), and $126,498, respectively.

     On March 30, 2005 the FASB issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations ("ARO")." FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. FIN 47 is effective for the fiscal year end June 30, 2006. Management has determined currently the Company does not have any conditional ARO'S, but may incur such in the future at which time they will be recorded.

     On February 3, 2006 the FASB issued FASB Staff Position ("FSP") 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event." FSP 123(R)-4 requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from equity to liability award. FSP 123(R)-4 is effective for the Company for the quarter ending March 31, 2006. Management expects no impact on its financial statements upon adoption of this FSP since the terms of its stock option plan do not provide for cash settlements as contemplated by the FSP.

Note 2. Exchange Offer

     On October 18, 2005 MPC announced its intention to commence an exchange offer (the Offer) to acquire all of the ordinary shares of MPAL that it does not currently own. MPC currently has a 55.13% ownership interest in MPAL. The original Offer consideration was 7 newly-issued shares of MPC common stock for each 10 outstanding MPAL shares. On January 24, 2006, MPC increased the exchange ratio and added a cash component to the terms of exchange offer. Under the terms of the revised Offer, MPC is offering to exchange 7.5 newly-issued shares of MPC common stock for each 10 outstanding MPAL shares and A$0.10 in cash consideration for each outstanding MPAL share that it does not currently own. If the Offer is successful, new MPC shares will be issued to MPAL's

Australian shareholders in the form of CDIs (CHESS Depository Interests), which will be listed on the Australian Stock Exchange ("ASX").

     Based on MPC's closing share price of $2.23 on January 20, 2006 on the NASDAQ Capital Market and an A$/US$ exchange rate of 0.75, the Offer values MPAL at A$106.3 million in total (including the shares currently owned by Magellan), or A$2.33 per share. Accordingly, the proposed consideration in aggregate for the 44.87% of MPAL's shares which Magellan does not already own is approximately
15.7 million MPC shares and cash of approximately A$ 2.1 million.

     The Offer is subject to certain conditions, including MPC acquiring at least 90% of MPAL's outstanding shares on or before the end of the prescribed Offer Period, and approval of the issuance of MPC common stock in the Offer by MPC's shareholders at the upcoming 2005 annual meeting of shareholders.

     On October 31, 2005, MPC filed with the U.S. Securities and Exchange Commission a registration statement on Form S-4, which contained a prospectus/proxy statement in connection with the proposed Offer The registration statement was declared effective on January 26,2006.. On January 30, 2006 MPC filed a prospectus/proxy statement pursuant to Rule 424(b)(3) reflecting the revised offer terms discussed above.

     Included in other assets are $1,072,556 of capitalized costs related to the proposed transaction. These costs will be written off if the transaction is not completed.

Note 3. Capital and stock options

     The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2005, the Company had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No shares were repurchased during the six months ended December 31, 2005 or for the fiscal year ended June 30, 2005.

     The Company's 1998 Stock Option Plan (the "Plan") provides for grants of non-qualified stock options principally at an option price per share of 100% of the fair value of the Company's common stock on the date of the grant. The Plan has 1,000,000 shares authorized for awards of equity share options. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the vesting period, which is also the requisite service period. The 400,000 options granted to Directors on November 28,2005 have an immediate vesting period.

     In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share -Based Payment." SFAS 123 (R) is effective for the first interim or annual reporting period beginning after June 15, 2005 and is a revision of SFAS No. 123, "Accounting for Stock Based Compensation" and supersedes Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting provided by SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires recognition in the financial statements of the cost resulting from all share-based payment transactions by applying a fair-value-based measurement method to account for all share-based payment transactions with employees.

     On July 1, 2005, the Company adopted SFAS 123(R) and elected the modified prospective application permitted under SFAS 123(R). Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense has been and will continue to be recorded for the unvested portion of previously issued awards that were outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. For the three month and six month periods ended December 31, 2005, the Company recorded stock-based compensation expense for the cost of stock options of approximately $519,000 both pre-tax and post -tax (or $.02 per basic and diluted share) and $522,000 both pre-tax and post -tax (or $.02 per basic and diluted share). The grant date fair value of the 400,000 options granted on November 28, 2005 was $515,818. Prior to the adoption of SFAS 123(R), the Company applied the requirements of APB 25 to account for its stock-based awards. Under APB 25, because the exercise price of the Company's stock option equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company's grants on July 1, 2004 and November 28, 2005, respectively were: risk free interest rate - 4.95% and 4.58%, expected life - 10 years and 5 years, expected volatility -.518 and .627, expected dividend -0. The expected life of the options granted on November 28, 2005 was determined under the "simplified" method described in SEC Staff Accounting Bulletin ("SAB") No. 107.

     For the three months and six months ended December 31, 2004, pro forma information regarding net income and earnings per share was required by SFAS 148, and was determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Company's pro forma information follows:

                       THREE MONTHS ENDED            PER SHARE BASIC
                        DECEMBER 31, 2004               AND DILUTED
                       ------------------            ---------------
Net loss as reported        $(76,012)                    $  --
Stock option expense          (4,500)                       --
                            --------                     ---------
Pro forma net loss          $(80,512)                    $  --
                            ========                     =========

                        SIX MONTHS ENDED
                       DECEMBER 31, 2004
                       -----------------
Net loss as reported       $(371,534)                    $(.01)
Stock option expense          (9,000)                       --
                           ---------                     ---------
Pro forma net loss         $(380,534)                    $(.01)
                           =========                     =========

SUMMARY OF OPTIONS OUTSTANDING AT DECEMBER 31, 2005.

                                EXPIRATION    NUMBER OF
OPTIONS OUTSTANDING               DATES         SHARES       EXERCISE PRICES ($)
-------------------           -------------   ---------   ------------------------
June 30, 2003                                  921,000            .85-1.57
   Expired                                    (126,000)             1.57
   Cancelled                                   (25,000)              .85
   Exercised                                  (175,000)           .85-1.28
                                              --------
June 30, 2004                                  595,000              1.28
   Granted                     July 1, 2014     30,000              1.45
                                              --------
September 30, 2004                             625,000    ($1.29 weighted average)
   Expired February 23,2005                   (595,000)             1.28
   Granted November 28,2005   Nov. 28, 2015    400,000              1.60
                                              --------              ----
December 31, 2005                              430,000    ($1.59 weighted average)
                                              ========

SUMMARY OF OPTIONS OUTSTANDING AT DECEMBER 31, 2005

                                       EXPIRATION                         EXERCISE
                                         DATES        TOTAL     VESTED   PRICES ($)
                                     -------------   -------   -------   ----------
Granted 2004                           July 2014      30,000    10,000      1.45
Granted 2005                         Nov. 28, 2015   400,000   400,000      1.60
                                                     -------
Total outstanding                                    430,000
                                                     =======
OPTIONS RESERVED FOR FUTURE GRANTS                   395,000
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

Note 4. Comprehensive (loss) income

     Total comprehensive (loss) income during the six month periods ended December 31, 2005 and 2004 is as follows:


                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                          DECEMBER 31,                DECEMBER 31,         ACCUMULATED OTHER
                                    ------------------------   -------------------------     COMPREHENSIVE
                                        2005         2004          2005          2004             LOSS
                                    -----------   ----------   -----------   -----------   -----------------
Balance at June 30, 2005                                                                      $(2,322,633)
Net loss                               (226,184)     (76,012)     (254,239)     (371,534)
Foreign currency translation
   adjustments                       (1,148,430)   1,865,163    (1,214,190)    2,469,735       (1,214,190)
                                    -----------   ----------   -----------   -----------      -----------
Total comprehensive (loss) income   $(1,374,614)  $1,789,151   $(1,468,429)  $ 2,098,201
                                    ===========   ==========   ===========   ===========
Balance at December 31, 2005                                                                  $(3,536,823)
                                                                                              ===========

Note 5. Earnings per share

     Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. For the three and six month periods ended December 31, 2005, the Company had 430,000 and 30,000 outstanding options that were antidilutive as the Company reported a loss from continuing operations for the respective periods. For the three and six month periods ended December 31, 2004, the Company had 595,000 and 30,000 outstanding options that were antidilutive as the Company reported a loss from continuing operations for the respective periods.

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

Note 7. Segment Information

The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the ASX under the symbol MAG. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company's two operating segments is as follows:

                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                    DECEMBER 31,         DECEMBER 31,
                                 ------------------   -----------------
                                   2005     2004        2005      2004
                                  ------   ------     -------   -------
Revenues:
   MPC                            $   30   $  118     $    51   $   158
   MPAL                            6,429    5,337      12,503     9,874
                                  ------   ------     -------   -------
   Total consolidated revenues    $6,459   $5,455     $12,554   $10,032
                                  ======   ======     =======   =======
Net income (loss):
   MPC                            $ (875)  $ (338)     (1,178)     (689)
   MPAL                              649      262         924       317
                                  ------   ------     -------   -------
   Consolidated net loss          $ (226)  $  (76)       (254)     (372)
                                  ======   ======     =======   =======

Note 8. Exploration and Dry Hole Costs

     These costs relate primarily to the exploration work being performed on MPAL's properties. The dry holes were drilled on MPAL properties in Australia, New Zealand and the United Kingdom.

Note 9. Asset Retirement Obligations

     A reconciliation of the Company's asset retirement obligations for the six months ended December 31, 2005 is as follows:

Balance at July 1, 2005        $5,729,180
Liabilities incurred
Liabilities settled                    --
Accretion expense                 218,716
Revisions to estimate                  --
Exchange effect                  (251,966)
                               ----------
Balance at December 31, 2005   $5,695,930
                               ==========

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

Recent Accounting Pronouncements

     On March 30, 2005 the FASB issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. FIN 47 is effective for the fiscal year end June 30, 2006.

Management has determined currently the Company does not have any conditional ARO'S, but may incur such in the future at which time they will be recorded.

     On February 3, 2006 the FASB issued FASB Staff Position ("FSP") 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event." FSP 123(R)-4 requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from equity to liability award. FSP 123(R)-4 is effective for the Company for the quarter ending March 31, 2006. Management expects no impact on its financial statements upon adoption of this FSP snce the terms of its stock option plan do not provide for cash settlements as contemplated by the FSP.

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

     MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company received approximately $57,000 in cash from this investment during the six months ended December 31, 2005.

     On October 18, 2005, MPC announced its intention to commence an exchange offer (the Offer) to acquire all of the ordinary shares of MPAL that it does not currently own. MPC currently has a 55.13% ownership interest in MPAL. The Offer consideration was 7 newly-issued shares of MPC common stock for each 10 outstanding MPAL shares. On January 24, 2006, MPC increased the exchange ratio and added a cash component to the terms of exchange offer. Under the terms of the revised Offer, MPC is offering to exchange 7.5 newly-issued shares of MPC common stock for each 10 outstanding MPAL shares and A$0.10 in cash consideration for each outstanding MPAL share that it does not currently own. If the Offer is successful, new MPC shares will be issued to MPAL's Australian shareholders in the form of CDIs (CHESS Depository Interests), which will be listed on the Australian Stock Exchange ("ASX"). The offer is scheduled to expire on March 9, 2006.

     MPAL's financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL's major customers, The Power and Water Corporation of the Northern Territories and its subsidiary, Gasgo Pty Ltd. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. On December 23, 2005, MPAL announced that the Northern Territory Government announced on December 22, 2005 the signing of a Heads of Agreement between the Northern Territory's Power and Water Corporation and Eni Australia for a six-month exclusive negotiation period in relation to long-term gas supply arrangements in the Northern Territory from 2009 onwards. MPAL also noted that the Heads of Agreement with Eni Australia only contemplates exclusive negotiations over the 6 month period, and there is no certainty that a final agreement will be concluded with Eni Australia.

     If these gas supply contracts were to be terminated or not renewed, MPAL's revenues, share price and business outlook could be adversely affected. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     At December 31, 2005, the Company on a consolidated basis had approximately $19.7 million of cash and cash equivalents and $3.3 million of marketable securities.

     Net cash provided by operations was $4,401,000 in 2005 versus $2,907,000 in 2004. The increase in cash provided by operations is primarily related to the increase in MPAL's net income adjusted for non-cash items.

     The Company invested $4,722,000 and $2,925,000 in oil and gas exploration activities during the six months ended December 31, 2005 and 2004, respectively. The net increase is due to higher investments in the Mereenie and Palm Valley fields and the Cooper Basin. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.

Effect of exchange rate changes

     The value of the Australian dollar relative to the U.S. dollar decreased 4% to $.7280 at December 31, 2005, compared to a value of $.7620 at June 30, 2005.

As to MPC

     At December 31, 2005, MPC, on an unconsolidated basis, had working capital of approximately $4.3 million. Working capital is comprised of current assets less current liabilities. MPC's current cash position and its annual MPAL dividend should be adequate to meet its current cash requirements.

     The Company received a dividend of approximately $941,000 from MPAL during the second quarter.

     MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2005, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the six months ended December 31, 2005.

As to MPAL

     At December 31, 2005, MPAL had working capital of approximately $21.8 million. MPAL had budgeted approximately $15.5 million for specific exploration projects in fiscal year 2006 as compared to the $5.1 million expended through December 31, 2005. However, the total amount to be expended may vary depending on when various projects reach the drilling phase.

     MPAL's financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL's major customers, The Power and Water Corporation of the Northern Territories and its subsidiary, Gasgo Pty Ltd. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. On December 23, 2005, MPAL announced that the Northern Territory Government announced on December 22, 2005 the signing of a Heads of Agreement between the Northern Territory's Power and Water Corporation and Eni Australia for a six-month exclusive negotiation period in relation to long-term gas supply arrangements in the Northern Territory from 2009 onwards. MPAL also noted that the Heads of Agreement with Eni Australia only contemplates exclusive negotiations over the 6 month period, and there is no certainty that a final agreement will be concluded with Eni Australia.

     If these gas supply contracts were to be terminated or not renewed, MPAL's revenues, share price and business outlook could be adversely affected. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the

Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.

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

CONTRACTUAL OBLIGATIONS

                                                  PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------------
                                                                                     MORE
                                             LESS THAN                               THAN
CONTRACTUAL OBLIGATIONS           TOTAL       1 YEAR     1-3 YEARS    3-5 YEARS    5 YEARS
-----------------------        ----------   ----------   ---------   ----------   ---------
Operating Lease Obligations       660,000      183,000     388,000       89,000          --
Purchase Obligations (1)        3,380,000    3,380,000          --           --          --
Asset Retirement Obligations    5,696,000       38,000                3,738,000   1,920,000
                               ----------   ----------    --------   ----------   ---------
   Total                       $9,736,000   $3,601,000    $388,000   $3,827,000   1,920,000
                               ==========   ==========    ========   ==========   =========

----------
(1) Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $30,083,000 which are not legally binding have been excluded from the table above and based on exploration decisions could be due as follows: $14,685,000 (less than 1 year), $4,327,000 (1-3 years), $11,071,000 (3-5 years).

THREE MONTHS ENDED DECEMBER 31, 2005 VS. DECEMBER 31, 2004

                                    REVENUES

     OIL SALES INCREASED 46% in the 2005 quarter to $2,184,000 from $1,491,000 in 2004 primarily because of the significant increase in the average sales price per barrel which was partially offset by the 2% Australian foreign exchange rate decrease discussed below. Oil unit sales (after deducting royalties) in barrels
(bbls) and the average price per barrel sold during the periods indicated were as follows:

                              THREE MONTHS ENDED DECEMBER 31,
                        -------------------------------------------
                             2005 SALES             2004 SALES
                        --------------------   --------------------
                                   AVERAGE                AVERAGE
                                    PRICE                  PRICE
                         BBLS    A.$ PER BBL    BBLS    A.$ PER BBL
                        ------   -----------   ------   -----------
Australia:
   Mereenie field       25,806      75.02      26,462      52.63
   Cooper Basin          3,680      82.62       1,113      47.85
   Nockatunga project    6,762      71.14       8,332      53.46
                        ------      -----      ------      -----
Total                   36,248      75.05      35,907      52.68
                        ======      =====      ======      =====

     GAS SALES INCREASED 7% to $3,715,000 in 2005 from $3,458,000 in 2004. The increase was the result of the increase in volume and average price per mcf sold partially offset by the 2% Australian foreign exchange rate decrease discussed below. Due to well L-38 drilled in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling cost is absorbed. Based upon average field production and costs for the last seven months provided to us by the operator, we currently estimate that it will take until the third or fourth calendar quarter of 2007 for the operator to recover the Company's share of the wells' costs from the Company's carried interest account. This estimate could change based upon future production and expenses.

            THREE MONTHS ENDED DECEMBER 31,
            -------------------------------
                   2005         2004
                ----------   ----------
Australia       $3,686,000   $3,340,000
Canada              29,000      118,000
                ----------   ----------
Total           $3,715,000   $3,458,000
                ==========   ==========

     The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                    THREE MONTHS ENDED DECEMBER 31,
                         -----------------------------------------------------
                                     2005 SALES                  2004 SALES
                                 A.$ AVERAGE PRICE           A.$ AVERAGE PRICE
                                        PER                         PER
                          BCF           MCF                         MCF
                         -----   -----------------           -----------------
Australia: Palm Valley    .448          2.17          .514          2.14
Australia: Mereenie      1.135          3.11         1.049          2.98
                         -----          ----         -----          ----
   Total                 1.583          2.83         1.563          2.70
                         =====          ====         =====          ====

     OTHER PRODUCTION RELATED REVENUES INCREASED 11% to $560,000 in 2005 from $506,000 in 2004. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues. The revenue increase is due to higher sales volume from the Mereenie field in 2005 partially offset by the 2% Australian foreign exchange rate decrease discussed below.

                               COSTS AND EXPENSES

     PRODUCTION COSTS INCREASED 48% in 2005 to $1,949,000 from $1,316,000 in 2004. The increase in 2005 was primarily the result of increased expenditures of $618,000 in the Mereenie and Palm Valley fields.

     EXPLORATION AND DRY HOLE COSTS DECREASED 9% to $847,000 in 2005 from $935,000 in 2004. These costs related to the exploration work performed on MPAL's properties. The primary reasons for the decrease in 2005 were lower expenditures in New Zealand ($499,000) and the Nockatunga project ($124,000), partially offset by higher expenditures in the Cooper Basin ($509,000).

     DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED 25% from $2,054,000 in 2004 to $1,541,000 in 2005. This is mostly due to lower depletion expense for the Palm Valley and Mereenie fields during the period of $651,000 because of lower net oil and gas properties depletion base in 2005 compared to 2004.

     AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 33% IN 2005 to $134,000 from $101,000 in 2004 due to increased accounting and auditing costs. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company's internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2007.

     ACCRETION EXPENSE INCREASED 8% IN THE 2005 PERIOD from $101,000 in 2004 to $109,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143.

     SHAREHOLDER COMMUNICATIONS COSTS DECREASED 23% from $111,000 in 2004 to $85,000 in 2005 due to decreased printing costs related to the timing of public company filings.

     OTHER ADMINISTRATIVE EXPENSES INCREASED 208% from $233,000 in 2004 to $717,000 in 2005 due to a non-cash charge for directors' stock option expense of $516,000. The expense occurred in accordance with the adoption of FAS 123R.

                                  INCOME TAXES

     INCOME TAX PROVISION INCREASED IN 2005. The components of the income tax (in thousands) between MPC and MPAL are as follows:

                                                          2005   2004
                                                         -----   ----
Income before income taxes and minority interests        $ 760   $331
                                                         =====   ====
Tax at 30%                                                 228     99
MPC's non Australian loss (income)(a)                      260    108
Non-taxable revenue from Australian government sources     (91)   (91)
MPAL non-taxable foreign income (New Zealand)               12    (15)
Other permanent differences                                 12     23
                                                         -----   ----
Australian income tax  provision                           421    124
MPC income tax provision(a)                                  4     28
                                                         -----   ----
Consolidated income tax provision                        $ 425   $152
                                                         =====   ====
Current income tax provision                             $ 561   $ 28
Deferred income tax (benefit) provision                   (136)   124
                                                         -----   ----
Income tax provision                                     $ 425   $152
                                                         =====   ====
Effective tax rate                                          56%    46%
                                                         =====   ====

(a) While MPC did recognize a deferred tax for its non-Australian income tax losses during the 2004 and 2005 quarters, it is not likely that such deferred assets will be realized and have been fully reserved for.

                                 EXCHANGE EFFECT

     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.7280 at December 31, 2005 compared to a value of $.7603 at September 30, 2005. This resulted in a $1,148,000 debit to the foreign currency translation adjustments account for the three months ended December 31, 2005. The average exchange rate used to translate MPAL's operations in Australia was $.7447 for the quarter ended December 31, 2005, which was a 2% decrease compared to the $.7570 rate for the quarter ended December 31, 2004.

     SIX MONTHS ENDED DECEMBER 31, 2005 VS. DECEMBER 31, 2004

                                    REVENUES

     OIL SALES INCREASED 36% in the six months to $4,639,000 from $3,401,000 in 2004 primarily because of a 35% increase in the average sales price per barrel and the 3% Australian foreign exchange rate increase discussed below. This was partially offset by a decrease in volumes sold. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

                                 SIX MONTHS ENDED DECEMBER 31,
                        -----------------------------------------------
                              2005 SALES               2004 SALES
                        ----------------------   ----------------------
                                 AVERAGE PRICE            AVERAGE PRICE
                         BBLS     A.$ PER BBL     BBLS     A.$ PER BBL
                        ------   -------------   ------   -------------
Australia:
   Mereenie field       53,043       80.60       58,461       60.24
   Cooper Basin          4,621       84.78        2,223       52.14
   Nockatunga project   14,835       74.18       15,098       54.17
                        ------       -----       ------       -----
Total                   72,499       79.55       75,782       58.84
                        ======       =====       ======       =====

     GAS SALES INCREASED 19% to $6,933,000 in 2005 from $5,825,000 in 2004. The increase was the result of an increase in volume, an increase in price per mcf sold and the 3% increase in the Australian foreign exchange rate increase discussed below.

            SIX MONTHS ENDED DECEMBER 31,
            -----------------------------
                  2005         2004
               ----------   ----------
Australia      $6,882,000   $5,667,000
Canada             51,000      158,000
               ----------   ----------
Total          $6,933,000   $5,825,000
               ==========   ==========

     During the 2005 period, the volume of gas sold in Australia increased 7%, and the average price of gas sold increased 7%. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

                                     SIX MONTHS ENDED DECEMBER 31,
                         -----------------------------------------------------
                                     2005 SALES                  2004 SALES
                                 A.$ AVERAGE PRICE           A.$ AVERAGE PRICE
                                        PER                         PER
                          BCF           MCF           BCF           MCF
                         -----   -----------------   -----   -----------------
Australia: Palm Valley    .912          2.16         1.055          2.14
Australia: Mereenie      2.101          3.05         1.776          2.87
                         -----          ----         -----          ----
   Total                 3.013          2.77         2.831          2.59
                         =====          ====         =====          ====

     OTHER PRODUCTION RELATED REVENUES INCREASED 22% to $981,000 in 2005 from $806,000 in 2004. Other production related revenues are primarily MPAL's share of gas pipeline tariff revenues. The revenue increase is due to higher sales volume from the Mereenie field in 2005 and the 3% Australian foreign exchange rate increase discussed below.

                               COSTS AND EXPENSES

     PRODUCTION COSTS INCREASED 46% IN 2005 to $4,159,000 from $2,844,000 in 2004. The increase in 2005 was primarily the result of the 3% Australian foreign exchange rate increase discussed below and increased expenditures of $1,275,000 in the Mereenie and Palm Valley fields.

     EXPLORATION AND DRY HOLE COSTS INCREASED 5% to $2,158,000 in 2005 from $2,053,000 in 2004. These costs related to the exploration work performed on MPAL's properties. The primary reasons for the increase in 2005 were higher expenditures in the Mereenie and Palm Valley fields ($461,000) and the Cooper Basin ($572,000), partially offset by lower expenditures in the Nockatunga project ($277,000) and in New Zealand ($637,000).

     DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED 16% from $3,454,000 in 2004 to $2,905,000 in 2005. This is mostly due to lower depletion expense for the Palm Valley and Mereenie fields of $710,000 during the period because of lower net oil and gas properties depletion base in 2005 compared to 2004.

     AUDITING, ACCOUNTING AND LEGAL EXPENSES DECREASED 15% IN 2005 to $241,000 from $282,000 in 2004 due to decreased accounting and auditing costs. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company's internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2007.

     ACCRETION EXPENSE INCREASED 12% IN THE 2005 PERIOD from $196,000 in 2004 to $219,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002.

     SHAREHOLDER COMMUNICATIONS COSTS DECREASED 11% from $155,000 in 2004 to $138,000 in 2005 due to decreased printing costs related to the timing of public company filings.

     OTHER ADMINISTRATIVE EXPENSES INCREASED 218% to $1,061,000 in 2005 from $334,000 in 2004 due to a non-cash charge for directors' stock option expense of $516,000, increased administrative costs from the Mereenie and Palm Valley joint ventures and increased marketing expenses. The charge for directors' stock option expense occurred due to the adoption of FAS 123R.

                                  INCOME TAXES

     INCOME TAX PROVISION INCREASED IN 2005. The components of the income tax (in thousands) between MPC and MPAL are as follows:

                                                          2005     2004
                                                         ------   -----
Income before income taxes and minority interests        $1,175   $ 127
                                                         ======   =====
Tax at 30%                                                  353      38
MPC's non Australian loss (income)(a)                       349     225
Non-taxable revenue from Australian government sources     (166)   (139)
MPAL non-taxable foreign income (New Zealand)                55     (15)
Other permanent differences                                  12      10
                                                         ------   -----
Australian income tax (benefit) provision                   603     119
MPC income tax provision(a)                                  12      39
                                                         ------   -----
Consolidated income tax provision                        $  615   $ 158
                                                         ======   =====
Current income tax provision                             $1,231   $  39
Deferred income tax (benefit) provision                    (616)    119
                                                         ------   -----
Income tax provision                                     $  615   $ 158
                                                         ======   =====
Effective tax rate                                           52      --
                                                         ======   =====

(a) While MPC did recognize a deferred tax for its non-Australian income tax losses during the 2004 and 2005 quarters, it is not likely that such deferred assets will be realized and have been fully reserved for.

                                 EXCHANGE EFFECT

     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.7280 AT December 31, 2005 compared to a value of $.7620 at June 30, 2005. This resulted in a $1,214,000 debit to the foreign currency translation adjustments account for the six months ended December, 2005. The average exchange rate used to translate MPAL's operations in Australia was $.7524 for the six month period ended December 31, 2005, which was an 3% increase compared to the $.7334 rate for the six month period ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 2005, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $23 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $1,255,000 and $1,219,000, for the six months, respectively. For the six month period ended December 31, 2005, oil sales represented approximately 40% of production revenues. Based on the current six month sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $464,000. Gas sales, which represented approximately 60% of production revenues in the current quarter, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI).

     MPAL's financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL's major customers, The Power and Water Corporation of the Northern Territories and its subsidiary, Gasgo Pty Ltd. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. If these gas supply contracts were to be terminated or not renewed when they become due, MPAL's revenues, share price and business outlook could be adversely affected. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves. On December 23, 2005, MPAL announced that the Northern Territory Government announced on December 22, 2005 the signing of a Heads of Agreement between the Northern Territory's Power and Water Corporation and Eni Australia for a six-month exclusive negotiation period in relation to long-term gas supply arrangements in the Northern Territory from 2009 onwards. MPAL also noted that the Heads of Agreement with Eni Australia only contemplates exclusive negotiations over the 6 month period, and there is no certainty that a final agreement will be concluded with Eni Australia. Further, MPAL and its joint venture parties will continue to explore other opportunities to commercialize its Mereenie gas resources beyond 2009.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including Daniel J. Samela, the Company's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of December 31, 2005. Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities.

     Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
                                DECEMBER 31, 2005

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

                                                    TOTAL NUMBER OF SHARES
                                                     PURCHASED AS PART OF     MAXIMUM NUMBER OF SHARES
                  TOTAL NUMBER OF   AVERAGE PRICE   PUBLICLY ANNOUNCED PLAN        THAT MAY YET BE
                 SHARES PURCHASED    PAID SHARE               (1)               PURCHASED UNDER PLAN
                 ----------------   -------------   -----------------------   ------------------------
Oct 1-31, 2005           0                0                    0                       319,150
Nov 1-30, 2005           0                0                    0                       319,150
Dec 1-31, 2005           0                0                    0                       319,150

(1) The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2005, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

Item 5. Other Information

          As previously disclosed, on October 18, 2005, the Company announced its intention to commence an exchange offer (the "Exchange Offer") for all of the outstanding ordinary shares of Magellan Petroleum Australia Limited, incorporated in Australia, our 55.13% owned subsidiary, that we do not currently own (the "Minority Shares"). On December 19, 2005, the Company lodged its final Bidder's Statement with the ASIC and ASX and mailed the Bidder's Statement to MPAL shareholders in Australia.

          On December 22, 2005, MPAL announced to the ASX in a letter of Rod Cormie, Chairman of the Board of MPAL, to MPAL shareholders, that the MPAL Target Statement had been prepared, lodged with the ASX and ASIC and served on the Company. In his letter, Mr. Cormie also outlined the reasons why MPAL shareholders should reject the Exchange Offer. In the Target Statement, the independent directors of the MPAL Board unanimously recommended that MPAL shareholders reject the Exchange Offer, based upon their consideration of all available information and the report of MPAL's independent expert that the Exchange Offer is neither fair nor reasonable to MPAL shareholders.

          On December 23, 2005, MPAL announced that the Northern Territory Government announced on December 22, 2005 the signing of a Heads of Agreement between the Northern Territory's Power and Water Corporation and Eni Australia for a six-month exclusive negotiation period in relation to long-term gas supply arrangements in the Northern Territory from 2009 onwards.

          On January 3, 2006, the Independent Directors of MPAL issued a Supplementary Target Statement which was lodged with ASIC and the ASX. In the Supplementary Target Statement, the Independent Directors explained that the December 22, 2005 announcement by the Northern Territory Government did not alter the conclusion reached by MPAL's independent expert that the Exchange Offer is neither fair nor reasonable and does not alter the recommendation of the Independent Directors that MPAL shareholders should reject the Exchange Offer.

          On January 18, 2006, the Company announced that it has revised the terms of the Exchange Offer to offer 0.75 of a share of its common stock and Aus. $.10 in cash for each outstanding MPAL share not currently owned by the Company. On January 23, 2006, the Company issued a press release in Australia and the United States announcing the revised terms of the Exchange Offer and the filing of the Supplemental Bidder's Statement with the ASIC and ASX. On January 24, 2006, the Company filed a current report on Form 8-K with the SEC detailing these two announcements.

          On January 26, 2006, the SEC declared the Company's Form S-4 registration statement effective under the Securities Act of 1933. On January 30, 2006, the Company mailed this prospectus/ proxy statement and its 2005 annual report to the Company's shareholders in connection with the 2005 annual meeting of shareholders.

          On February 9, 2006, the Independent Directors of MPAL issued a Second Supplementary Target Statement which was lodged with ASIC and the ASX. In the Second Supplementary Target Statement, the Independent Directors reaffirmed their recommendation that MPAL shareholders should reject the Company's revised Exchange Offer terms.

          On February 23, 2006, the Company will hold its 2005 annual meeting of shareholders at which shareholders will be asked to approve the issuance of approximately 15.7 million shares of the Company's common stock in connection with the Exchange Offer, if successful. The Company's Exchange Offer is scheduled to expire on March 9, 2006.

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

                         MAGELLAN PETROLEUM CORPORATION
                                    FORM 10-Q
                                DECEMBER 31, 2005

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         MAGELLAN PETROLEUM CORPORATION
                                         Registrant


Date: February 14, 2006                  By /s/ Daniel J. Samela
                                            ------------------------------------
                                            Daniel J. Samela, President and
                                            Chief Executive Officer,
                                            Chief Financial and Accounting
                                            Officer