Form 10-Q
period 2006-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2006-05-15
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5507
MAGELLAN PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-0842255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Columbus Boulevard, Hartford, CT	06106
(Address of principal executive offices)	(Zip Code)
(860) 293-2006
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
     The number of shares outstanding of the issuer’s single class of common stock as of May 9, 2006 was 38,057,642.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
MARCH 31, 2006

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	JUNE 30,
	2006	2005
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$20,004,060	$21,733,375
Accounts receivable-Trade	5,242,132	4,210,174
Accounts receivable-Working Interest Partners	326,986	864,922
Marketable securities	931,279	3,216,541
Inventories	781,592	591,997
Other assets	1,830,527	526,703

Total current assets	29,116,576	31,143,712

Deferred income taxes	1,429,973	1,014,907
Property and equipment:
Oil and gas properties (successful efforts method)	80,710,748	80,765,911
Land, buildings and equipment	2,529,650	2,552,980
Field equipment	769,256	1,620,909

	84,009,654	84,939,800
Less accumulated depletion, depreciation and amortization	(59,961,274)	(60,674,306)

Net property and equipment	24,048,380	24,265,494

Total assets	$54,594,929	$56,424,113

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,111,592	$3,602,085
Accrued liabilities	1,318,740	1,308,004
Income taxes payable	—	25,879

Total current liabilities	3,430,332	4,935,968

Long term liabilities:
Asset retirement obligations	6,993,185	5,729,180

Total long term liabilities	6,993,185	5,729,180

Minority interests	18,023,861	18,583,046
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares; outstanding 25,783,243	257,832	257,832
Capital in excess of par value	44,773,916	44,402,182
Accumulated deficit	(14,715,519)	(15,161,462)
Accumulated other comprehensive loss	(4,168,678)	(2,322,633)

Total stockholders’ equity	26,147,551	27,175,919

Total liabilities, minority interests and stockholders’ equity	$54,594,929	$56,424,113

     Note: The balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2006	2005	2006	2005
REVENUES:
Oil sales	$3,462,059	$2,018,033	$8,101,231	$5,419,392
Gas sales	3,382,087	3,426,625	10,315,315	9,251,165
Other production related revenues	514,272	551,330	1,495,570	1,356,971

Total revenues	7,358,418	5,995,988	19,912,116	16,027,528

COSTS AND EXPENSES:
Production costs	2,061,517	1,477,850	6,220,500	4,321,781
Exploration and dry hole costs	358,577	1,042,310	2,516,535	3,095,562
Salaries and employee benefits	623,259	604,664	1,932,486	1,924,242
Depletion, depreciation and amortization	1,487,465	1,918,223	4,392,796	5,372,640
Auditing, accounting and legal services	120,384	81,180	361,161	363,088
Accretion expense	107,114	103,583	325,830	299,234
Loss on asset retirement obligation settlement	444,566	—	444,566	—
Shareholder communications	238,865	46,989	376,395	201,841
Other administrative expenses	(121,582)	323,715	939,525	657,797

Total costs and expenses	5,320,165	5,598,514	17,509,794	16,236,185

Operating income (loss)	2,038,253	397,474	2,402,322	(208,657)
Interest income	290,097	102,765	951,323	835,452
(Loss) gain on sale of field equipment	(34,186)	—	115,581	—

Income before income taxes and minority interests	2,294,164	500,239	3,469,226	626,795
Income tax provision	(716,936)	(101,967)	(1,332,193)	(259,764)

Income before minority interests	1,577,228	398,272	2,137,033	367,031
Minority interests	(877,049)	(293,732)	(1,691,093)	(634,025)

NET INCOME (LOSS)	700,179	104,540	445,940	(266,994)

Average number of shares outstanding
Basic	25,783,243	25,783,243	25,783,243	25,783,243

Diluted	25,847,735	25,783,448	25,895,336	25,783,243

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)	$0.03	$—	$0.02	$(.01)

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED
	MARCH 31,
	2006	2005
OPERATING ACTIVITIES:
Net income/(loss)	$445,940	$(266,994)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gain from sale of field equipment	(115,581)	—
Depletion, depreciation and amortization	4,392,796	5,372,640
Accretion expense	325,830	299,234
Deferred income taxes	(482,993)	208,666
Minority interests	1,691,093	634,025
Exploration and dry hole costs	2,252,497	1,239,600
Stock option expense	369,256	—
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(1,351,474)	(989,035)
Other assets	(57,145)	(153,479)
Inventories	(235,562)	660
Accounts payable and accrued liabilities	(572,476)	106,815
Income taxes payable	(84,016)	(114,062)

Net cash provided by operating activities	6,578,165	6,338,070
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	115,581	—
Additions to property and equipment	(4,401,390)	(3,787,052)
Decrease in construction payables	(637,677)	(2,152,066)
Oil and gas exploration activities	(2,252,497)	(1,239,600)
Marketable securities matured	4,652,969	(4,189,500)
Marketable securities purchased	(2,367,707)	3,874,988
Deferred acquisition costs	(1,246,679)	—

Net cash used in investing activities	(6,137,400)	(7,493,230)

FINANCING ACTIVITIES:
Dividends to MPAL minority shareholders	(765,641)	(821,732)

Net cash used in financing activities	(765,641)	(821,732)

Effect of exchange rate changes on cash and cash equivalents	(1,404,439)	1,627,536

Net decrease in cash and cash equivalents	(1,729,315)	(349,356)
Cash and cash equivalents at beginning of period	21,733,375	20,406,620

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,004,060	$20,057,264

See accompanying notes.

ITEM 1: NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
     Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At March 31, 2006, MPC’s principal asset was a 55.13% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL), which has one class of stock that is publicly held and traded in Australia on the Australian Stock Exchange under the trading symbol MAG. As of May 9, 2006, MPC’s equity interest in MPAL increased to 91.22%. as a result of the Exchange Offer (see Note 2). Future financial statements will be prepared based upon the new equity interest and in accordance with purchase accounting. MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
     The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. All amounts presented are in United States dollars, unless otherwise noted.
     Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with the June 30, 2005 Form 10-K. Reclassifications associated with the 2005 consolidated statement of cash flows resulted in an increase in net cash provided by operating activities and a corresponding decrease in net cash used in investing activities of $533,649 related to changes in exploration and dry hole costs, accounts receivable, and accounts payable and accrued liabilities of $(927,981), $(690,436), and $2,152,066, respectively.
     On March 30, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations (“ARO”).” FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. FIN 47 is effective for the fiscal year ending June 30, 2006. Management has determined currently the Company does not have any conditional ARO’S, but may incur such in the future at which time they will be recorded.
     On February 3, 2006, the FASB issued FASB Staff Position (“FSP”) 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP 123(R)-4 requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from equity to liability award. FSP 123(R)-4 was effective for the Company for the quarter ended March 31, 2006. There was no impact on the Company’s financial statements upon adoption of this FSP since the terms of its stock option plan do not provide for cash settlements as contemplated by the FSP.
Note 2. Exchange Offer
On October 18, 2005, MPC announced its intention to commence an exchange offer (the Offer) to acquire all of the ordinary shares of MPAL that it does not currently own. As of May 9, 2006, MPC has a 91.22% ownership interest in MPAL. The original Offer consideration was 7 newly-issued shares of MPC common stock for each 10 outstanding MPAL shares. On January 24, 2006, MPC increased the exchange ratio and added a cash component to the terms of exchange offer. Under the terms of the revised Offer, MPC offered to exchange 7.5 newly-issued shares of MPC common stock for each 10 outstanding MPAL shares and A$0.10 in cash consideration for each outstanding MPAL share that it does not currently own. On May 4, 2006, the Company’s relevant interest in MPAL shares has crossed the 90% threshold which allows the Offer to be completed. MPC intends to commence compulsory acquisition procedures in accordance with Australian legal requirements to acquire the remaining 10% MPAL shares that MPC currently does not own. As of May 9, 2006, the Company had issued 12,272,659 shares in conjunction with the Offer.

     New MPC shares have been issued to MPAL’s Australian shareholders in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN.”
     Based on MPC’s closing share price of $2.23 on January 20, 2006 on the NASDAQ Capital Market and an A$/US$ exchange rate of 0.75, the Offer values MPAL at A$106.3 million in total (including the shares currently owned by Magellan), or A$2.33 per share. Accordingly, as of such date, the proposed consideration in aggregate for the 44.87% of MPAL’s shares which Magellan did not already own was approximately 15.7 million MPC shares and cash of approximately A$ 2.1 million. From April 1, 2006 to May 9, 2006, the Company had issued 12,272,659 shares in conjunction with the Offer.
     On October 31, 2005, MPC filed with the U.S. Securities and Exchange Commission a registration statement on Form S-4, which contained a prospectus/proxy statement in connection with the proposed Offer. The registration statement was declared effective on January 26, 2006. On January 30, 2006, MPC filed a prospectus/proxy statement pursuant to Rule 424(b)(3) reflecting the revised offer terms discussed above.
     Included in other assets are $1,474,084 of capitalized costs related to the Offer. These costs will be reclassified as part of the purchase price when the transaction is completed.
Note 3. Capital and stock options
     The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2005, the Company had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No shares were repurchased during the nine months ended March 31, 2006 or for the fiscal year ended June 30, 2005.
     The Company’s 1998 Stock Option Plan (the “Plan”) provides for grants of non-qualified stock options principally at an option price per share of 100% of the fair value of the Company’s common stock on the date of the grant. The Plan has 1,000,000 shares authorized for awards of equity share options. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the vesting period, which is also the requisite service period. The 400,000 options granted to Directors on November 28, 2005 had an immediate vesting period.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS 123 (R) is effective for the first interim or annual reporting period beginning after June 15, 2005 and is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting provided by SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires recognition in the financial statements of the cost resulting from all share-based payment transactions by applying a fair-value-based measurement method to account for all share-based payment transactions with employees.
     On July 1, 2005, the Company adopted SFAS 123(R) and elected the modified prospective application permitted under SFAS 123(R). Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense has been and will continue to be recorded for the unvested portion of previously issued awards that were outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. For the three month and nine month periods ended March 31, 2006, the Company recorded stock-based compensation expense for the cost of stock options of approximately $(148,000) both pre-tax and post -tax (or ($.005) per basic and diluted share) and $369,256 both pre-tax and post -tax (or $.01 per basic and diluted share), respectively. This gain was the result of reversing compensation expense recorded in the prior quarter due to a calculation error. The grant date fair value of the 400,000 options granted on November 28, 2005 was $365,539. Prior to the adoption of SFAS 123(R), the Company applied the requirements of APB 25 to account for its stock-based awards. Under APB 25, because the exercise price of the Company’s stock option equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.
     The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company’s grants on July 1, 2004 and November 28, 2005, respectively were: risk free interest rate - 4.95% and 4.58%, expected life — 10 years and 5 years, expected volatility -.518 and .627, expected dividend -0. The expected life of the options granted on November 28, 2005 was determined under the “simplified” method described in SEC Staff Accounting Bulletin (“SAB”) No. 107.
     For the three months and nine months ended March 31, 2005, pro forma information regarding net income and earnings per share was required by SFAS 148, and was determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Company’s pro forma information follows:

	THREE MONTHS ENDED	PER SHARE BASIC
	MARCH 31, 2005	AND DILUTED
Net loss as reported	$104,540	$—

Stock option expense	(4,500)	—

Pro forma net loss	$100,040	$—

	NINE MONTHS ENDED
	MARCH 31, 2005
Net loss as reported	$(266,994)	$(.01)
Stock option expense	(13,500)	—

Pro forma net loss	$(280,494)	$(.01)

SUMMARY OF OPTIONS OUTSTANDING AT MARCH 31, 2006

	EXPIRATION	NUMBER OF
OPTIONS OUTSTANDING	DATES	SHARES	EXERCISE PRICES ($)
June 30, 2003		921,000	.85-1.57
Expired		(126,000)	1.57
Cancelled		(25,000)	.85
Exercised		(175,000)	.85-1.28

June 30, 2004		595,000	1.28
Granted	July 1, 2014	30,000	1.45

September 30, 2004		625,000	($1.29 weighted average)
Expired February 23, 2005		(595,000)	1.28
Granted November 28, 2005	Nov. 28, 2015	400,000	1.60

March 31, 2006		430,000	($1.59 weighted average)

	EXPIRATION			EXERCISE
	DATES	TOTAL	VESTED	PRICES ($)
Granted 2004	July 2014	30,000	17,500	1.45
Granted 2005	Nov. 28, 2015	400,000	400,000	1.60

Total outstanding		430,000

OPTIONS RESERVED FOR FUTURE GRANTS		395,000

     On October 20, 2003, options to purchase 126,000 shares of the Company’s common stock expired without being exercised. On December 31, 2003, unvested options to purchase 25,000 shares of the Company’s common stock were cancelled when the terms of the grant were not satisfied. On March 8, 2004, 175,000 options to purchase shares of common stock were exercised in a cashless exercise that resulted in 55,867 shares being issued. On February 23, 2005, options to purchase 595,000 shares of the Company’s common stock expired without being exercised.
Note 4. Comprehensive (loss) income
     Total comprehensive (loss) income during the nine month periods ended March 31, 2006 and 2005 is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,		ACCUMULATED OTHER
					COMPREHENSIVE
	2006	2005	2006	2005	LOSS
Balance at June 30, 2005					$(2,322,633)
Net income (loss)	700,179	104,540	445,940	(266,994)
Foreign currency translation adjustments	(631,855)	(870,575)	(1,846,045)	1,599,160	(1,846,045)

Total comprehensive (loss) income	$68,324	$(766,035)	$(1,400,105)	$1,332,166

Balance at March 31, 2006					$(4,168,678)

Note 5. Earnings per share
     Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. For the three and nine month periods ended March 31, 2006, the Company had 430,000 outstanding options that were issued that had a strike price below the period end stock price and resulted in 64,492 and 112,093 incremental diluted shares for the respective periods.
     For the three month period ended March 31, 2005, the Company had 30,000 outstanding options that were issued that had a strike price below the quarter end stock price and resulted in 205 incremental diluted shares for the period.
     For the nine month period ended March 31, 2005, the Company had 30,000 outstanding options that were issued that were antidilutive as the Company reported a loss from continuing operations for the period.
     As of May 9, 2006 the Company has issued 12,272,659 shares in conjunction with the Exchange Offer.
Note 6. Investment in MPAL
     During the quarter ended September 30, 2004, MPC invested $29,466 in 31,606 shares of MPAL. This increased MPC’s interest in MPAL from 55.06% to 55.13%. The difference between the acquisition cost of the MPAL shares and the book value of the additional MPAL interest acquired was allocated to oil and gas properties.
Note 7. Segment Information
     The Company has two reportable segments, MPC and its subsidiary, MPAL. Each company is in the same business; MPAL is also a publicly held company with its shares traded on the ASX under the symbol MAG. MPAL issues separate audited consolidated financial statements and operates independently of MPC. Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2006	2005	2006	2005
Revenues:
MPC	$—	$68	$51	$226
MPAL	7,358	5,928	19,861	15,802

Total consolidated revenues	$7,358	$5,996	$19,912	$16,028

Net income (loss):
MPC	$(341)	$(211)	(1,519)	(900)
MPAL	1,041	316	1,965	633

Consolidated net income (loss)	$700	$105	446	(267)

Note 8. Exploration and Dry Hole Costs
     These costs relate primarily to the exploration work being performed on MPAL’s properties. The dry holes were drilled on MPAL properties in Australia, New Zealand and the United Kingdom.
Note 9. Asset Retirement Obligations
     A reconciliation of the Company’s asset retirement obligations for the nine months ended March 31, 2006 is as follows:

Balance at July 1, 2005	$5,729,180
Liabilities incurred	11,868
Liabilities settled	(442,469)
Accretion expense	325,830
Revisions to estimate	1,737,292
Exchange effect	(368,516)

Balance at March 31, 2006	$6,993,185

     During the third quarter of fiscal 2006, the Company plugged and restored 8 wells in the Mereenie field at a cost of $887,035 which resulted in a settlement loss of $444,566. Based on this settlement a revision of $1,737,292 was made to the restoration liability for the remaining wells in the field.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Asset Retirement Obligations
     SFAS No.143, “Accounting for Asset Retirement Obligations” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.
     The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, Kotaneelee, Nockatunga, Dingo, Kiana and Aldinga fields. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, acquisition of additional properties and as new wells are drilled.

     Estimates of future asset retirement obligations include significant management judgment and are based on projected future retirement costs. Such costs could differ significantly when they are incurred.
Revenue Recognition
     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Revenue from the Murthero well is recognized when the oil is uplifted from the field and ownership is transferred to the customer based upon an estimated price. The final price is determined when the oil reaches Brisbane, approximately three months later. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time when the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months
Stock-Based Compensation
     The Company has one Stock Option Plan. Under SFAS No.123(R) “Shares-Based Payment,” the costs resulting from all share-based payment transactions are recognized in the consolidated financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires the application of a fair-value measurement method of accounting for share-based payment transactions with employees and non-employees. The Company uses the Black-Scholes option valuation model to determine the fair value of its Stock Option share awards. The Black-Scholes model includes various assumptions, including the expected volatility for stock the stock awards and the expected life of share awards. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS 123(R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 3 for additional information regarding the Company’s adoption of SFAS 123(R).
Recent Accounting Pronouncements
     On March 30, 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. FIN 47 is effective for the fiscal year ending June 30, 2006.
     Management has determined that the Company currently does not have any conditional asset retirement obligations, but may incur such in the future at which time they will be recorded.
     On February 3, 2006, the FASB issued FASB Staff Position (“FSP”) 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP 123(R)-4 requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from equity to liability award. FSP 123(R)-4 was effective for the Company for the quarter ended March 31, 2006. There is no impact on the Company’s financial statements upon adoption of this FSP since the terms of its Stock Option Plan do not provide for cash settlements as contemplated by the FSP.
Executive Summary
     Magellan Petroleum Corporation (MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. As of May 9, 2006, MPC’s principal asset is its 91.22% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL). At March 31, 2006 the equity interest was 55.13%. The change in equity interests is a result of MPC’s offer to acquire 100% of MPAL as discussed below.
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
     MPAL has refocused its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio.
     MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company received approximately $60,000 in cash from this investment during the nine months ended March 31, 2006.
     On October 18, 2005, MPC announced its intention to commence an exchange offer (the Offer) to acquire all of the ordinary shares of MPAL that it does not currently own. As of May 9, 2006, MPC had a 91.22% ownership interest in MPAL. The original Offer consideration was 7 newly-issued shares of MPC common stock for each 10 outstanding MPAL shares. On January 24, 2006, MPC increased the exchange ratio and added a cash component to the terms of exchange offer. Under the terms of the revised Offer, MPC offered to exchange 7.5 newly-issued shares of MPC common stock for each 10 outstanding MPAL shares and A$0.10 in cash consideration for each outstanding MPAL share that it does not currently own. On May 4, 2006, the Company’s relevant interest in MPAL shares has crossed the 90% threshold which allows the offer to be completed. MPC has commenced compulsory acquisition procedures in accordance with Australian legal requirements. As of May 9, 2006, the Company has issued 12,272,659 shares in conjunction with the Offer.
     MPAL’s financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL’s major customers, The Power and Water Corporation of the Northern Territories and its subsidiary, Gasgo Pty Ltd. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. On December 22, 2005, the Northern Territory Government announced the signing of a Heads of Agreement between the Northern Territory’s Power and Water Corporation and Eni Australia for a six-month exclusive negotiation period in relation to long-term gas supply arrangements in the Northern Territory from 2009 onwards. The Heads of Agreement with Eni Australia only contemplates exclusive negotiations over the 6 month period, and there is no certainty that a final agreement will be concluded with Eni Australia. On March 22, 2006, the Mereenie Producers, Magellan and Santos, entered into a Heads of Agreement with a subsidiary of the Northern Territory’s Power and Water Corporation on the principal terms for the sale of additional gas from the Mereenie oil and gas field.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated
     At March 31, 2006, the Company on a consolidated basis had approximately $20.0 million of cash and cash equivalents and $931,279 of marketable securities.
     Net cash provided by operations was $6,578,165 in 2006 versus $6,338,070 in 2005. The increase in cash provided by operations is primarily related to the increase in MPAL’s net income.
     The Company invested $7,291,564 and $7,178,718 in oil and gas exploration activities during the nine months ended March 31, 2006 and 2005, respectively. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.
Effect of exchange rate changes
     The value of the Australian dollar relative to the U.S. dollar decreased 7% to $.7110 at March 31, 2006, compared to a value of $.7620 at June 30, 2005.
As to MPC
     At March 31, 2006, MPC, on an unconsolidated basis, had working capital of approximately $3.8 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current cash requirements.

     The Company received a dividend of approximately $941,000 from MPAL during the second quarter of fiscal 2006.
     MPC through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2006, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which shares have been cancelled. No purchases of shares under the repurchase plan were made by MPC during the nine months ended March 31, 2006.
As to MPAL
     At March 31, 2006, MPAL had working capital of approximately $21.9 million. MPAL had budgeted approximately $15.5 million for specific exploration projects in fiscal year 2006 as compared to the $4.7 million expended through March 31, 2006. The majority of the remaining budgeted expenditures will not be expended in fiscal 2006. However, the total amount to be expended may vary depending on when various projects reach the drilling phase.
     MPAL’s financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL’s major customers, The Power and Water Corporation of the Northern Territories and its subsidiary, Gasgo Pty Ltd. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. If these gas supply contracts were to be terminated or not renewed when they become due, MPAL’s revenues, share price and business outlook could be adversely affected. On March 22, 2006, the Mereenie Producers, Magellan and Santos, entered into a Heads of Agreement with a subsidiary of the Northern Territory’s Power and Water Corporation on the principal terms for the sale of additional gas from the Mereenie oil and gas field as follows:
     (A) Power and Water Corporation has agreed to purchase a minimum additional quantity of 5.2 petajoules (“PJ”) of gas over the period from March 1, 2006 to December 31, 2008.
     (B) In addition to the minimum quantity of 5.2 PJ, and during the same period, Power and Water Corporation has agreed to purchase from the Mereenie Producers all of its additional gas requirements above what has already been contracted from the Mereenie and nearby Palm Valley gas fields.
     (C) Power and Water Corporation has also agreed to purchase from the Mereenie Producers all of its additional gas requirements for a two year period beyond December 31, 2008, if and to the extent that it is not taking its requirements from the Blacktip gas field.
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
OFF BALANCE SHEET ARRANGEMENTS
     The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties. The following is a summary of our consolidated contractual obligations:
CONTRACTUAL OBLIGATIONS

	PAYMENTS DUE BY PERIOD
					MORE
		LESS THAN			THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Operating Lease Obligations	616,000	183,000	375,000	58,000	—
Purchase Obligations (1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	6,993,000	51,000		5,358,000	1,584,000

Total	$10,989,000	$3,614,000	$375,000	$5,416,000	1,584,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $30,083,000 which are not legally binding have been excluded from the table above and based on exploration decisions could be due as follows: $14,685,000 (less than 1 year), $4,327,000 (1-3 years), $11,071,000 (3-5 years).

THREE MONTHS ENDED March 31, 2006 vs. March 31, 2005
REVENUES
     OIL SALES INCREASED 72% in the 2006 quarter to $3,462,000 from $2,018,000 in 2005 due to an increase in both the average sales price per barrel and the volume of barrels sold. Barrels sold has increased mostly due to two new wells, Kiana-1 (Cooper Basin) and Murthero-1 (Nockatunga). This was partially offset by the 5% Australian foreign exchange rate decrease discussed below. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED MARCH 31,
	2006 SALES		2005 SALES
		AVERAGE		AVERAGE
		PRICE		PRICE
	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL
Australia:
Mereenie field	24,034	89.63	28,792	67.32
Cooper Basin	13,934	97.53	1,095	74.63
Nockatunga project	10,977	81.62	7,758	56.97

Total	48,945	90.03	37,645	65.46

     GAS SALES DECREASED 1% to $3,382,000 in 2006 from $3,427,000 in 2005. The decrease is the result of the decrease in the amount of bcf sold and the 5% Australian foreign exchange rate decrease discussed below partially offset by the increase in the average price per mcf sold. Due to the completion of well L-38 drilled in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling costs are absorbed. Based upon average field production and costs for the last seven months provided to us by the operator, we currently estimate that it will take until the third or fourth calendar quarter of 2007 for the operator to recover the Company’s share of the wells’ costs from the Company’s carried interest account. This estimate could change based upon future production and expenses related to this well.

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Australia	$3,382,000	$3,359,000
Canada	—	68,000

Total	$3,382,000	$3,427,000

     The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED MARCH 31,
		2006 SALES		2005 SALES
		A.$ AVERAGE PRICE		A.$ AVERAGE PRICE
		PER		PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	.373	2.17	.485	2.15
Australia: Mereenie	1.085	3.23	1.027	3.00

Total	1.458	2.95	1.512	2.63

     OTHER PRODUCTION RELATED REVENUES DECREASED 7% to $514,000 in 2006 from $551,000 in 2005. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues. The revenue decrease is due mostly to the 5% Australian foreign exchange rate decrease discussed below and the decrease in bcf’s sold.
COSTS AND EXPENSES
     PRODUCTION COSTS INCREASED 40% in 2006 to $2,062,000 from $1,478,000 in 2005. The increase in 2006 was primarily the result of increased expenditures of $340,000 in the Mereenie and Palm Valley fields and $168,000 in the Cooper Basin.
     EXPLORATION AND DRY HOLE COSTS DECREASED 66% to $359,000 in 2006 from $1,042,000 in 2005. These costs related to the exploration work performed on MPAL’s properties. The primary reasons for the decrease in 2006 are lower expenditures in New Zealand ($414,000) and in the Cooper Basin ($321,000) and the 5% decrease in the Australian foreign exchange rate discussed below.
     DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED 22% to $1,487,000 in 2006 from $1,918,000 in 2005. This is mostly due to lower depletion expense for the Palm Valley and Mereenie fields during the period of $396,000 because of lower net oil and gas properties depletion base in 2006 compared to 2005 and the 5% decrease in the Australian foreign exchange rate discussed below.
     AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 48% IN 2006 to $120,000 from $81,000 in 2005 due to increased accounting and auditing costs including expenses related to the Sarbanes-Oxley Act of 2002. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company’s internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2007.
     ACCRETION EXPENSE INCREASED 3% IN THE 2006 PERIOD to $107,000 from $104,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (“ARO”) under SFAS 143.
     LOSS ON ARO SETTLEMENT is the result of adjusting the estimated asset retirement costs to actual expenditures incurred for producing wells in the Mereenie field that were plugged and restored in accordance with environmental regulations. The loss recorded for the 2006 quarter is $444,566.
     SHAREHOLDER COMMUNICATIONS COSTS INCREASED 409% to $239,000 in 2006 from $47,000 in 2005 due to costs related to the Exchange Offer (see Note 2).
     OTHER ADMINISTRATIVE EXPENSES DECREASED 138% to ($122,000) in 2006 from $324,000 in 2005 due mostly to a $150,000 reduction to stock option expense, reduced overhead charged by joint venture partners of $120,000 and reduced consulting and travel costs of $125,000.

INCOME TAXES
     INCOME TAX PROVISION INCREASED IN 2006 primarily due to higher income before income taxes. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2006	2005
Income before income taxes and minority interests	$2,295	$500

Tax at 30%	688	150
MPC’s non Australian loss (income)(a)	102	24
Non-taxable revenue from Australian government sources	(79)	(83)
MPAL non-taxable foreign income (New Zealand)	—	(44)
Other permanent differences	6	36

Australian income tax provision	717	83
MPC income tax provision(a)	—	19

Consolidated income tax provision	$717	$102

Current income tax provision	$201	$19
Deferred income tax (benefit) provision	516	83

Income tax provision	$717	$102

Effective tax rate	31%	20%

(a)	While MPC did recognize a deferred tax for its non-Australian income tax losses during the 2005 and 2006 quarters, it is not likely that such deferred assets will be realized and therefore have been fully reserved for.
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.7110 at March 31, 2006 compared to a value of $.7280 at December 31, 2005. This resulted in a $632,000 debit to the foreign currency translation adjustments account for the three months ended March 31, 2006. The average exchange rate used to translate MPAL’s operations in Australia was $.7397 for the quarter ended March 31, 2006 which was a 5% decrease compared to the $.7776 rate for the quarter ended March 31, 2005.
     NINE MONTHS ENDED MARCH 31, 2006 VS. MARCH 31, 2005
REVENUES
     OIL SALES INCREASED 49% in 2006 to $8,101,000 from $5,419,000 in 2005 primarily because of a 37% increase in the average sales price per barrel and a 4% increase in the volume of barrels sold. Barrels sold has increased mostly due to two new wells, Kiana-1 (Cooper Basin) and Murthero-1 (Nockatunga). Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	NINE MONTHS ENDED MARCH 31,
	2006 SALES		2005 SALES
		AVERAGE PRICE		AVERAGE PRICE
	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL
Australia:
Mereenie field	77,077	83.41	87,253	62.57
Cooper Basin	18,554	94.36	3,319	59.56
Nockatunga project	25,812	77.35	22,856	55.12

Total	121,443	83.76	113,428	61.04

     GAS SALES INCREASED 12% to $10,315,000 in 2006 from $9,251,000 in 2005. The increase was the result of an increase in volume and price per mcf sold partially offset by the 5% decrease in the Australian foreign exchange rate increase discussed below. Due to the completion of well L-38 drilled in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling costs are absorbed. Based upon average field production and costs for the last seven months provided to us by the operator, we currently estimate that it will take until the third or fourth calendar quarter of 2007 for the operator to recover the Company’s share of the wells’ costs from the Company’s carried interest account. This estimate could change based upon future production and expenses related to this well.

	NINE MONTHS ENDED MARCH 31,
	2006	2005
Australia	$10,264,000	$9,025,000
Canada	51,000	226,000

Total	$10,315,000	$9,251,000

     During the 2006 period, the volume of gas sold in Australia increased 3%, and the average price of gas sold increased 8%. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	NINE MONTHS ENDED MARCH 31,
		2006 SALES		2005 SALES
		A.$ AVERAGE PRICE		A.$ AVERAGE PRICE
		PER		PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	1.286	2.17	1.540	2.14
Australia: Mereenie	3.186	3.11	2.803	2.91

Total	4.472	2.83	4.343	2.63

     OTHER PRODUCTION RELATED REVENUES INCREASED 10% to $1,496,000 in 2006 from $1,357,000 in 2005. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues. The revenue increase is due to higher sales volume from the Mereenie field in 2006.
COSTS AND EXPENSES
     PRODUCTION COSTS INCREASED 44% IN 2006 to $6,221,000 from $4,322,000 in 2005. The increase in 2006 was primarily the result of increased expenditures of $1,615,000 in the Mereenie and Palm Valley fields and $198,000 in the Cooper Basin.
     EXPLORATION AND DRY HOLE COSTS DECREASED 19% to $2,516,000 in 2006 from $3,096,000 in 2005. These costs related to the exploration work performed on MPAL’s properties. The primary reasons for the decrease in 2006 are lower expenditures in the Nockatunga project ($275,000) and in New Zealand ($1,050,000), partially offset by higher expenditures in the Mereenie and Palm Valley fields ($510,000).
     DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED 18% to $4,393,000 in 2006 to $5,373,000 in 2005. This is mostly due to lower depletion expense for the Palm Valley and Mereenie fields of $1,105,000 during the period because of lower net oil and gas properties depletion base and lower depletion rate in 2006 compared to 2005.
     AUDITING, ACCOUNTING AND LEGAL EXPENSES DECREASED 1% to $361,000 in 2006 from $363,000 in 2005 due to decreased accounting and auditing costs. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company’s internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending June 30, 2007.
     ACCRETION EXPENSE INCREASED 9% to $326,000 in 2006 from $299,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143 that was adopted effective July 1, 2002.
     LOSS ON ARO SETTLEMENT is the result of adjusting the estimated asset retirement costs to actual expenditures incurred for producing wells in the Mereenie field that were plugged and restored in accordance with environmental regulations. The loss recorded for the 2006 is $445,000.
     SHAREHOLDER COMMUNICATIONS COSTS INCREASED 86% to $376,000 from $202,000 in 2005 due to printing costs related to the Exchange Offer (see note 2).
     OTHER ADMINISTRATIVE EXPENSES INCREASED 43% to $940,000 in 2006 from $658,000 in 2005 due to a non-cash charge for directors’ stock option expense of $365,000, partially offset by reduced consulting and travel costs of $88,000.

INCOME TAXES
     INCOME TAX PROVISION INCREASED IN 2006 primarily due to higher income before income taxes. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2006	2005
Income before income taxes and minority interests	$3,469	$627

Tax at 30%	1,041	188
MPC’s non Australian loss (income)(a)	451	249
Non-taxable revenue from Australian government sources	(245)	(222)
MPAL non-taxable foreign income (New Zealand)	45	(58)
Other permanent differences	28	45

Australian income tax provision	1,320	202
MPC income tax provision(a)	12	58

Consolidated income tax provision	$1,332	$260

Current income tax provision	$1,747	$58
Deferred income tax (benefit) provision	(415)	202

Income tax provision	$1,332	$260

Effective tax rate	38%	41%

(a)	While MPC did recognize a deferred tax for its non-Australian income tax losses during the 2005 and 2006 quarters, it is not likely that such deferred assets will be realized and therefore have been fully reserved for.
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.7110 at March 31, 2006 compared to a value of $.7620 at June 30, 2005. This resulted in a $1,846,000 debit to the foreign currency translation adjustments account for the nine months ended March 31, 2006. The average exchange rate used to translate MPAL’s operations in Australia was $.7482 for the nine month period ended March 31, 2006, compared to the $.7481 rate for the nine month period ended March 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 2006, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $21 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $1,991,000 and $1,751,000, for the nine months, respectively. For the nine month period ended March 31, 2006, oil sales represented approximately 44% of production revenues. Based on the current nine month sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $810,000. Gas sales, which represented approximately 56% of production revenues in the current quarter, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI).
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and was made known to him by others within those entities.
     Internal Control Over Financial Reporting.

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II — OTHER INFORMATION
MARCH 31, 2006
ITEM 1A. RISK FACTORS
     Information regarding the Company’s risk factors appeared under the heading “Risk Factors” in our Form S-4 registration statement, filed on October 31, 2005 (SEC File No. 33-129329), as amended. There have been no material changes in our risk factors from those disclosed in our Form S-4 registration statement.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

			TOTAL NUMBER OF SHARES
			PURCHASED AS PART OF	MAXIMUM NUMBER OF SHARES
	TOTAL NUMBER OF	AVERAGE PRICE	PUBLICLY ANNOUNCED PLAN	THAT MAY YET BE
	SHARES PURCHASED	PAID SHARE	(1)	PURCHASED UNDER PLAN
Jan 1-31, 2006	0	0	0	319,150
Feb 1-28, 2006	0	0	0	319,150
Mar 1-31, 2006	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2006, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) On February 23, 2006, the Company held its 2005 Annual General Meeting of Stockholders.
     (b) The following director was reelected as director of the Company. The vote was as follows:

	Shares		Stockholders
	For	Withheld	For	Withheld
Timothy Largay	20,756,186	1,104,086	1,067	97
     (c) The firm of Deloitte & Touche LLP was appointed as the Company’s independent auditors for the year ending June 30, 2006. The vote was as follows:

	Shares	Stockholders
For	21,472,965	1,070
Against	261,901	39
Abstain	125,406	55
     (d) The issuance of approximately 15.7 million shares of MPC common stock in the MPAL exchange offer was approved. The vote was as follows:

	Shares	Stockholders
For	9,327,050	1,012
Against	578,095	84
Abstain	172,231	68

Item 5. OTHER INFORMATION
     As previously disclosed, on October 18, 2005, the Company announced its intention to commence an exchange offer (the “Exchange Offer”) for all of the outstanding ordinary shares of Magellan Petroleum Australia Limited, incorporated in Australia, our 55.13% owned subsidiary, that we do not currently own (the “Minority Shares”). On December 19, 2005, the Company lodged its final Bidder’s Statement with the ASIC and ASX and mailed the Bidder’s Statement to MPAL shareholders in Australia.
     On April 12, 2006, the Company issued a letter to MPAL shareholders declaring that (1) the Company’s Exchange Offer has been declared unconditional and (2) that the Company had reached a 78.6% relevant interest in MPAL’s shares as of that date.
     On April 21, 2006, the Company announced that (1) it has extended for an additional three weeks, until May 12, 2006, the ongoing Exchange Offer; (2) the Company’s relevant interest in MPAL shares has increased to 85.23%; and (3) the Company expected to be admitted to the Official List of the Australian Stock Exchange (“ASX”) and its common stock (represented by CDIs) to be quoted under the ASX trading symbol “MGN” once final administrative matters are cleared with the ASX. The ASX officially determined to list the Company’s shares on April 26 2006.
     On May 4, 2006, the Company announced that, as of May 4, 2006, the Company’s relevant interest in MPAL shares has crossed the 90% level.
     For a further description of the Company’s Exchange Offer, see the Company’s Bidder’s Statement dated November 29, 2005 and Item 5 of Part II of the Company’s Form 10-Q for the period ended December 31, 2005.
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
MARCH 31, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION Registrant

Date: MAY 12, 2006	By	/s/ Daniel J. Samela

Daniel J. Samela, President and
Chief Executive Officer,
Chief Financial and Accounting Officer