Form 10-K
period 2006-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2006-09-28
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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
(860) 293-2006
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common stock, par value $.01 per share	Boston Stock Exchange NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act

Title of Class

None
                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐           No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at the $1.75 closing price on December 30, 2005 (the last business day of the most recently completed second quarter) was $44,975,656.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
      Common stock, par value $.01 per share, 41,500,138 shares outstanding as of September 22, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      None

Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as “A.$00”. The exchange rate at September 22, 2006 was approximately A.$1.00 equaled U.S. $.76.

PART I

Item 1.	Business
      Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2006, MPC’s principal asset was a 100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL). At June 30, 2005, MPC’s equity interest in MPAL was 55.13%. During the fourth quarter of fiscal 2006, MPC completed an exchange offer (the Offer) to acquire all of the 44.87% of ordinary shares of MPAL that it did not own. The Offer consideration was .75 newly-issued shares of MPC common stock and A$0.10 in cash consideration for each of the 20,952,916 MPAL shares that it did not own. New MPC shares were issued to MPAL’s Australian shareholders either as registered MPC shares or in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN”(see Note 2 to the financial statements).
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
      During July 2004, MPAL reached an agreement with Voyager Energy Limited for the purchase of its 40.936% working interest (38.703% net revenue interest) in its Nockatunga assets in southwest Queensland. The assets comprise several producing oil fields in Petroleum Leases 33, 50 and 51 together with exploration acreage in ATP 267P at a purchase price of approximately $1.4 million. The project is currently producing about 320 barrels of oil per day (MPAL share 125 bbls).
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
MPC owns 100% of MPAL.
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
AUSTRALIA

Mereenie Oil and Gas Field
      MPAL (35%) and Santos (65%), the operator (together known as the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL’s share of the

Mereenie field proved developed oil reserves (net of royalties), based upon contract amounts, was approximately 161,000 barrels and 11.5 billion cubic feet (bcf) of gas at June 30, 2006. Two gas development wells were drilled in late 2004 to increase gas deliverability in order to meet the gas contractual requirements until June 2009.
      During fiscal 2006, MPAL’s share of oil sales was 116,000 barrels and 4.7 bcf of gas sold, which is subject to net overriding royalties aggregating 4.0625% and the statutory government royalty of 10%. The oil is transported by means of a 167-mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. The oil is then shipped south approximately 950 miles by road to the Port Bonython Export Terminal, Whyalla, South Australia for sale. The cost of transporting the oil to the terminal is being borne by the Mereenie Producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water Corporation (PAWC) for use in Darwin and other Northern Territory centers. See “Gas Supply Contracts” below. The petroleum lease covering the Mereenie field expires in November 2023.

Palm Valley Gas Field
      MPAL has a 52.023% interest in, and is the operator of, the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 47.977% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PAWC. See “Gas Supply Contracts” below. MPAL’s share of the Palm Valley proved developed reserves, net of royalities, was 7.8 bcf at June 30, 2006 and is based upon contract amounts. During fiscal 2006, MPAL’s share of gas sales was 2.1 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 7.3125%. The producers and PAWC installed additional compression equipment in the field in early 2006 that will assist field deliverability during the remaining Darwin gas contract period. PAWC funds the cost of the additional compression under the gas supply agreement. The petroleum lease covering the Palm Valley field expires in November 2024.

Gas Supply Contracts
      In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PAWC, through its wholly-owned company Gasgo, for use in the PAWC’s Darwin electricity generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922-mile Amadeus Basin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas, the latest being in June 2006 for the supply of an additional 4.4 bcf of gas to be supplied prior to December 31, 2008. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index.
      The Mereenie and Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields. As indicated above, gas production from both fields is substantially contracted through to 2009 and 2012, respectively. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Mereenie and Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.
      At June 30, 2006, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf

Less than one year	7.64
Between 1-5 years	18.12
Greater than 5 years	0.98

Total	26.74

Nockatunga Oil Fields
      MPAL purchased its 40.936% working interest (38.703% net revenue interest) in the Nockatunga oil fields in the Cooper Basin in southwest Queensland with effect from July 2003. Santos is operator of the fields and holds the remaining interest. The assets comprise eight producing oil fields in Petroleum Leases 33, 50 and 51 together with exploration acreage in ATP 267P. The fields are currently producing about 320 barrels of oil per day (MPAL share 125 bbls). During fiscal 2006, MPAL’s share of oil sales was 39,000 barrels which is subject to a 10% statutory government royalty and net overriding royalties aggregating 3.0%. MPAL’s share of the Nockatunga fields’ proved developed oil reserves was approximately 114,000 barrels at June 30, 2006. Petroleum Lease 33 expires in April 2007 and Petroleum Leases 50 and 51 expire in June 2011.
      The drilling of two appraisal wells and one exploration well was undertaken in late 2005-early 2006. All three wells have been completed as oil producing wells. The drilling of an additional ten wells, appraisal, development as well as exploration, is planned for late 2006. MPAL’s share of the cost is approximately $2,750,000. At June 30, 2006, the work obligations of ATP 267P had been fulfilled.

Dingo Gas Field
      MPAL has a 34.3365% interest in the Dingo gas field which is held under Retention License 2 in the Amadeus Basin in the Northern Territory. No market has emerged for the gas volumes that have been discovered in the Dingo gas field. MPAL’s share of potential production from this permit area is subject to a 10% statutory government royalty and overriding royalties aggregating 4.8125%. The license expires in October 2008.

Maryborough Basin
      MPAL holds a 100% interest in exploration permit ATP 613P in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has applications pending for permits ATP 674P and ATP 733P which are adjacent to ATP 613P. In May 2006, MPAL entered into a farmout agreement in relation to a portion of ATP 613P, ATPA 674P and ATPA 733P with Eureka Petroleum under which that company will fund the drilling of two exploration wells to test the coal seam gas potential of the Burrum Coal Measures near the city of Maryborough. Eureka Petroleum has the option to undertake a staged evaluation of the area to earn a 90% interest in any petroleum lease granted in the area. MPAL has the option to retain a 50% interest in any petroleum lease by carrying Eureka Petroleum through any development to the extent of Eureka Petroleum’s prior exploration and evaluation expenditures. MPAL will operate the joint venture. At June 30, 2006, MPAL’s share of the work obligations of permit ATP 613P totaled $38,000 which is fully committed. Exploration Permit ATP 613P is due for renewal in March 2007 for a further four year term.

Cooper/ Eromanga Basin
PEL 94, PEL 95 &PPL 210
      During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum were successful in bidding for two exploration blocks (PEL 94 and PEL 95) in South Australia’s Cooper Basin. Aldinga-1 was completed in September 2002 and began producing in May 2003 at about 80 barrels of oil per day. By June 2006, production had declined to about 15 barrels of oil per day. Petroleum Production Licence 210 was granted over the Aldinga field in December 2004. No further development is planned for the field. Black Rock Petroleum NL contributed to the cost of drilling the Myponga-1 well in June 2004 to earn a 15% interest in the PEL 94 permit. MPAL’s interest in PEL 94 was reduced to 35%. Black Rock Petroleum NL subsequently assigned its interest in PEL 94 to Victoria Petroleum NL. The 41-mile 2D Discuss seismic survey was acquired in PEL 95 in October 2005. MPAL’s share of the cost of the survey was approximately $130,000. At June 30, 2006, MPAL’s share of the work obligations of PEL 94 totaled $263,000 which is fully committed. The work obligations of PEL 95 have been fulfilled. PEL 94 is due for renewal for a further five year term in May 2007 and PEL 95 is due for renewal in October 2006.

PEL 106, PEL 107 & PPL 212
      During fiscal year 2005, MPAL entered into a farmin arrangement with Great Artesian Oil and Gas to drill explorations wells in exploration permits PEL 106 and PEL 107 in the Cooper Basin of South Australia. The Tyringa-1 and Kiana-1 wells were drilled in PEL 107 during August-September 2005. Tyringa-1 was a dry hole and Kiana-1 was completed for production as an oil producer. MPAL’s share of the cost of the two wells was approximately $1,353,000. Petroleum Production Licence 212 was granted over the Kiana field in January 2006. MPAL earned a 30% interest in PPL 212 by contributing to the drilling cost of the Kiana-1 well. It earned no interest in the Tyringa area as the well was a dry hole. Beach Petroleum is operator of the joint venture which is planning to drill an appraisal well, Kiana-2, in the licence area later in 2006. MPAL has the option to participate in a further two wells in PEL 107 under the farmin arrangement with Great Artesian Oil and Gas to earn a 30% interest in any discoveries and a 20% interest in the PEL 107 permit. The PEL 107 joint venture is planning to drill the two wells later in 2006.
      The Udacha-1 well was drilled in a farmin area covering portion of PEL 106 and the adjacent PEL 91 permit. Udacha-1 was completed for production as a gas discovery. MPAL’s share of the cost of the Udacha-1 well was approximately $1,110,000. A production test is planned to establish whether the discovery is commercially viable. If the discovery is commercial, MPC will earn a 30% interest in any petroleum production licence granted over the Udacha field.
PEL 110
      During fiscal year 2001, MPAL and its partner Beach Petroleum were also successful in bidding for an additional exploration block PEL 110 (37.5%) in the Cooper Basin. PEL 110 was granted in February 2003. During July 2005, the Yanerbie-1 well was drilled in PEL 110 at an approximate cost of $156,000 to MPAL. Cooper Energy NL contributed to the cost of the well to earn a 25% interest in PEL 110, and Enterprise Energy NL contributed to the cost of the well to earn 12.5% in any discovery. The well was a dry hole. Enterprise Energy NL elected not to exercise its option to earn a 6.25% interest in the PEL 110 by funding further exploration in the area and has withdrawn from the venture. At June 30, 2006, MPAL’s share of the work obligations of the PEL 110 permit totaled $493,000, of which $127,000 was committed.
NEW ZEALAND
PEP 38225
      In November 2003, MPAL (100%) was granted exploration permit PEP 38225 in the Great South Basin, offshore south of the South Island of New Zealand. Following a program of seismic reprocessing and interpretation, the permit was surrendered during May 2006.
PEP 38765
      MPAL was granted exploration permit PEP 38765 (12.5%) in February 2004. The Miromiro-1 well was drilled in PEP 38765 during December 2004. The well was a dry hole. MPAL has elected to withdraw from PEP 38765.
UNITED KINGDOM
PEDL 098 & PEDL 099
      During fiscal year 2001, MPAL acquired an interest in two exploration licenses in southern England in the Weald-Wessex basin. The two licenses, PEDL 098 (22.5%) in the Isle of Wight and PEDL 099 (40%) in the Portsdown area of Hampshire, were each granted for a period of six years. The Sandhills-2 well was drilled in the PEDL 098 permit during August-September 2005. Sandhills-2 intersected oil shows in the objective but was low to prognosis. A sidetrack Sandills-2, drilled to intersect the reservoir up-dip, encountered a heavily biodegraded remnant oil column. The well was plugged and abandoned. The UK companies, Northern Petroleum and Montrose Industries, funded part of MPAL’s share of the cost of the Sandhills-2 well. MPAL’s share of the cost of Sandhills-2Z was approximately $400,000. At June 30, 2006, MPAL’s share of the work obligations of the permits totaled $81,000, which is fully committed.
PEDL 112 & PEDL 113
      During fiscal year 2002, MPAL acquired two additional exploration licenses in southern England. The two licenses, PEDL 113 (22.5%) in the Isle of Wight in the Wessex Basin and PEDL 112 (33.3%) in the Kent area on the north-eastern margin of the Weald Basin, were each granted for a period of six years. At June 30, 2006, MPAL’s share of the work obligations of the permits totaled $1,521,000, of which $34,000 was committed.
PEDL 125 & PEDL 126
      Effective July 1, 2003, MPAL acquired two exploration licenses each granted for a period of six years in southern England, PEDL 125 (40%) in Hampshire and PEDL 126 (40%) in West Sussex. The drilling plans for the Hedge End-2 well in PEDL 125 and Horndean Extension-1 in PEDL 126 are in progress and spudding of these wells is expected in late 2006-early 2007. The UK company, Oil Quest Resources Plc, will fund part of MPAL’s share of the cost of the two wells to acquire a 10% interest in each of the permits. At June 30, 2006, MPAL’s share of the work obligations of the two permits totaled $1,848,000, of which $1,800,000 was committed.
PEDL 135, PEDL 136 & PEDL 137
      Effective October 1, 2004, MPAL was granted 100% interest in PEDL 135, PEDL 136 and PEDL 137 in the Weald Basin in southern England for a term of six years, each with a drill or drop obligation at the end of the third year of the term. MPAL is undertaking a program of seismic data purchase, reprocessing and interpretation. At June 30, 2006, MPAL’s work obligation for the three licenses totaled $10,890,000, of which $675,000 was committed.
PEDL 151, PEDL 152, PEDL 153, PEDL 154 & PEDL 155
      Effective October 1, 2004, MPAL acquired five licenses in the Weald Basin each granted for a period of six years in southern England, PEDL 151 (11.25%), PEDL 152 (22.5%), PEDL 153 (33.3%), PEDL 154 (50%) and PEDL 155 (40%). Each licence has a drill or drop obligation at the end of the third year of the term. The drilling plans for the Leigh Park-1 well in PEDL 155 are in progress and spudding of this well is expected in 2007. The UK company, Oil Quest Resources Plc, will fund part of MPAL’s share of the PEDL 155 exploration costs to acquire a 10% interest in the license. At June 30, 2006, MPAL’s work obligation for the five licenses totaled $4,334,000, of which $1,022,000 was committed.
CANADA
      MPC owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Devon Canada Corporation is the operator of this partially developed field which is connected to a major pipeline system. Production at Kotaneelee commenced in February 1991. The Company received cash of $60,083 from this field in 2006. Due to the completion of well L-38 drilled in fiscal 2006 in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling costs are absorbed. Based upon average field production and costs for the last seven months provided to us by the operator, we currently estimate that it will take until the third or fourth calendar quarter of 2007 for the operator to recover the Company’s share of the wells’ costs from the Company’s carried interest account. This estimate could change based upon future production and expenses related to this well.

      (b) Financial Information About Industry Segments.
      The Company is engaged in only one industry, namely, oil and gas exploration, development, production and sale. The Company conducts such business through its two operating segments; MPC and its wholly owned subsidiary MPAL.
      (c) (1) Narrative Description of the Business.
      MPC was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967. MPC is directly engaged in the exploration for, and the development and production and sale of oil and gas reserves in Canada, and indirectly through its subsidiary MPAL in Australia and the United Kingdom.
      (i) Principal Products.
      MPAL has an interest in the Palm Valley gas field and in the Mereenie oil and gas field in the Amadeus Basin of the Northern Territory as well as the Nockatunga, Kiana and Aldinga oil fields in the Cooper Basin of South Australia and Queensland. See Item 1(a) — Australia — for a discussion of the oil and gas production from these fields. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in Canada.
      (ii) Status of Product or Segment.
      See Item 1(a) and (b) — Australia and Canada — for a discussion of the current and future operations of the Mereenie, Palm Valley, Nockatunga, Kiana and Aldinga fields in Australia and MPC’s interest in the Kotaneelee field in Canada.
      (iii) Raw Materials.
      Not applicable.
      (iv) Patents, Licenses, Franchises and Concessions Held.
      MPAL has interests directly and indirectly in the following permits. Permit holders are generally required to carry out agreed work and expenditure programs.

Permit	Expiration Date	Location

Petroleum Lease No. 4 and No. 5 (Mereenie) (Amadeus Basin)	November 2023	Northern Territory, Australia
Petroleum Lease No. 3 (Palm Valley) (Amadeus Basin)	November 2024	Northern Territory, Australia
Retention License No. 2 (Dingo) (Amadeus Basin)	October 2008	Northern Territory, Australia
Petroleum Lease No. 33 (Nockatunga) (Cooper Basin)	April 2007	Queensland, Australia
Petroleum Lease No. 50 and No. 51(Nockatunga) (Cooper Basin)	June 2011	Queensland, Australia
Petroleum Production Licence No. 210 (Aldinga) (Cooper Basin)	Held by production	South Australia
Petroleum Production Licence No. 212 (Kiana) (Cooper Basin)	Held by production	South Australia
ATP 267P (Nockatunga) (Cooper Basin)	November 2007	Queensland, Australia
ATP 613P (Maryborough Basin)	March 2007	Queensland, Australia
ATP 674P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 733P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 732P (Cooper Basin)	Application pending	Queensland, Australia
PEL 94 (Cooper Basin)	May 2007	South Australia
PEL 95 (Cooper Basin)	October 2006	South Australia
PEL110 (Cooper Basin)	February 2008	South Australia

Permit	Expiration Date	Location

PEDL 098 (Weald-Wessex Basins)	September 2011	United Kingdom
PEDL 099 (Weald-Wessex Basins)	September 2007	United Kingdom
PEDL 112 (Weald-Wessex Basins)	January 2008	United Kingdom
PEDL 113 (Weald Basin)	January 2008	United Kingdom
PEDL 125 (Weald-Wessex Basins)	June 2009	United Kingdom
PEDL 126 (Weald-Wessex Basins))	June 2009	United Kingdom
PEDL 135 (Weald Basin)	September 2010	United Kingdom
PEDL 136 (Weald Basin)	September 2010	United Kingdom
PEDL 137 (Weald Basin)	September 2010	United Kingdom
PEDL 151 (Weald-Wessex Basins)	September 2010	United Kingdom
PEDL 152 (Weald-Wessex Basin)	September 2010	United Kingdom
PEDL 153 (Weald Basin)	September 2010	United Kingdom
PEDL 154 (Weald Basin)	September 2010	United Kingdom
PEDL 155 (Weald-Wessex Basins)	September 2010	United Kingdom
      Petroleum Leases issued by the Northern Territory and Queensland Governments are subject to the Petroleum (Prospecting and Mining) Act of the Northern Territory and the Petroleum Act and Petroleum and Gas (Production & Safety) Act of Queensland. Lessees have the exclusive right to produce petroleum from the land subject to payment of a rental and a royalty at the rate of 10% of the wellhead value of the petroleum produced. Rental payments may be offset against the royalty paid. The term of a lease is 21 years, and leases may be renewed for successive terms of 21 years each. Petroleum Production Licences issued by the South Australian Government are subject to the Petroleum Act of South Australia. Licensees have the exclusive right to produce petroleum from the land subject to payment of a rental and a royalty at the rate of 10% of the wellhead value of the petroleum produced. Licenses terminate two years after production ceases.
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

Natural Gas Production
      Substantially all of MPAL’s gas sales were to the Power and Water Corporation (PAWC), a Northern Territory Government corporation. The Northern Territory Government also has regulatory authority over MPAL’s oil and gas operations in the Northern Territory. The loss of PAWC as a customer would have a material adverse affect on MPAL’s business.

Oil Production
      Presently all of the crude oil and condensate production from Mereenie is being shipped and sold through the Port Bonython Export Terminal, Whyalla, South Australia. Crude oil production from Kiana and Aldinga is shipped through the Moomba processing facility in northeastern South Australia and piped from there to the Port Bonython Export Terminal where it is sold. Nockatunga crude oil is shipped and sold through the IOR Energy refinery at Eromanga, Southwest Queensland. Oil sales during 2006 were 53.3% to the Santos group of companies, 16.2% to Delhi Petroleum, 10.5% to Origin Energy Resources and 20.0% to IOR Energy.
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
      At the present time, the Company’s principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company’s future. Currently, most indigenous crude oil is consumed within Australia. In addition, refiners and others import crude oil to meet the overall demand in Australia. The Palm Valley Producers and the Mereenie Producers are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market separately its respective share of gas production from each field.
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
      At June 30, 2006, the Company had accrued approximately $7.1 million for asset retirement obligations for the Mereenie, Palm Valley, Kotaneelee, Nockatunga, Kiana, Aldinga and Dingo fields. See Note 4 of the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.
      (xiii) Number of Persons Employed by Company.
      At June 30, 2006, MPC had two full-time employees in the United States and MPAL had 27 employees in Australia. MPC relies to a great extent on consultants for legal, accounting, administrative and geotechnical services.

      (d)(2) Financial Information Relating to Foreign and Domestic Operations.
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
      (4) Data Which are Not Indicative of Current or Future Operations.
      None.
Item 1A.     Risk Factors
      Set forth below and elsewhere in this Annual Report on Form 10-K are risks that should be considered in evaluating the Company’s Common Stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables affecting the Company’s operating results, the Company’s past financial performance should not be considered an indicator of future performance.

The principal oil and gas properties owned by MPAL could stop producing oil and gas.
      MPAL’s Palm Valley and Mereenie fields could stop producing oil and gas or there could be a material decrease in production levels at the fields. Since these are the two principal revenue producing properties of MPAL, any decline in production levels at these properties could cause MPAL’s revenues to decline, thus reducing the amount of dividends paid by MPAL to Magellan. Any such adverse impact on the revenues being received by Magellan from MPAL could restrict our ability to explore and develop oil and gas properties in the future.
      In addition, the Kotaneelee gas field, which has in recent years provided Magellan with an additional source of revenue, could stop producing natural gas, produce gas in decreased amounts, or be shut-in completely (so that production would cease). In this event, Magellan may experience a decline in revenues and would be forced to rely completely on our receipt of dividends from MPAL.

If MPAL’s existing long-term gas supply contracts are terminated or not renewed, MPAL’s share price and business could be adversely affected.
      MPAL’s financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL’s major customers, The Power and Water Corporation of the Northern Territories and its subsidiary, Gasgo Pty Ltd. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. If these gas supply contracts were to be terminated or not renewed when they become due, MPAL’s revenues, share price and business outlook could be adversely affected. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the

Amadeus Basin. There is strong competition within the market and the Palm Valley producers may not be able to contract for the sale of the remaining uncontracted reserves.

Fluctuations in our operating results and other factors may depress our stock price.
      During the past few years, the equity trading markets in the United States have experienced price volatility that has often been unrelated to the operating performance of particular companies. These fluctuations may adversely affect the trading price of our common stock. From time to time, there may be significant volatility in the market price of our common stock. Investors could sell shares of our common stock at or after the time that it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of our common stock.

We only have two full time employees, including our Chief Executive Officer, and our operations could be disrupted if he was unable or unwilling to perform his duties.
      We only have two full time employees, including Daniel J. Samela, our President, Chief Executive Officer, and Chief Financial Officer. Mr. Samela has an employment agreement with an automatically renewing three-year and three-month term. Mr. Samela may terminate his employment relationship with us at any time with no penalty other than the loss of future compensation. If Mr. Samela resigned or were unable or unwilling to perform the duties of President, Chief Executive Officer and Chief Financial Officer, our operations could face significant delay and disruption until a suitable replacement could be found to succeed Mr. Samela. Any such delay or disruption could also prevent the achievement of our business objectives. In order to minimize any delay or disruption, we have retained a consultant to assist Mr. Samela in the performance of his duties.

The loss of key MPAL personnel could adversely affect our ability to operate.
      We depend, and will continue to depend in the foreseeable future, on the services of the officers and key employees of MPAL. The ability to retain its officers and key employees is important to MPAL’s and our continued success and growth. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on MPAL’s and our business. We do not maintain key person life insurance on any of our personnel.

There are risks inherent in foreign operations such as adverse changes in currency values and foreign regulations relating to MPAL’s exploration and development operations and to MPAL’s payment of dividends to us.
      The properties in which Magellan has interests are located outside the United States and are subject to certain risks related to the indirect ownership and development of foreign properties, including government expropriation, adverse changes in currency values and foreign exchange controls, foreign taxes, nationalization and other laws and regulations, any of which may adversely affect the Company’s properties. In addition, MPAL’s principal present customer for gas in Australia is the Northern Territory Government, which also has substantial regulatory authority over MPAL’s oil and gas operations. Although there are currently no exchange controls on the payment of dividends to the Company by MPAL, such payments could be restricted by Australian foreign exchange controls, if implemented.

Our Restated Certificate of Incorporation includes provisions that could delay or prevent a change in control of our Company that some of our shareholders may consider favorable.
      Our Restated Certificate of Incorporation provides that any matter to be voted upon at any meeting of shareholders must be approved not only by a simple majority of the shares voted at such meeting, but also by a majority of the shareholders present in person or by proxy and entitled to vote at the meeting. This provision may have the effect of making it more difficult to take corporate action than customary “one share one vote” provisions, because it may not be possible to obtain the necessary majority of both votes.

      As a consequence, our Restated Certificate of Incorporation may make it more difficult that a takeover of Magellan will be consummated, which could prevent the Company’s shareholders from receiving a premium for their shares. In addition, an owner of a substantial number of shares of our common stock may be unable to influence our policies and operations through the shareholder voting process (e.g., to elect directors).
      In addition, our Restated Certificate of Incorporation requires the approval of 66.67% of the voting shareholders and of the voting shares for the consummation of any business combination (such as a merger, consolidation, other acquisition proposal or sale, transfer or other disposition of $5 million or more of Magellan’s assets) involving our company and certain related persons (generally, any 10% or greater shareholders and their affiliates and associates). This higher vote requirement may deter business combination proposals which shareholders may consider favorable.

Our dividend policy could depress our stock price.
      We have never declared or paid dividends on our common stock and have no current intention to change this policy. We plan to retain any future earnings to reduce our accumulated deficit and finance growth. As a result, our dividend policy could depress the market price for our common stock and cause investors to lose some or all of their investment.

We may issue a substantial number of shares of our common stock under our stock option plans and shareholders may be adversely affected by the issuance of those shares.
      As of June 30, 2006, there were 430,000 stock options outstanding, of which 420,000 were fully vested and exercisable and 10,000 were not vested. There were also 395,000 options available for future grants under our Stock Option Plan. If all of these options, which total 825,000 in the aggregate, were awarded and exercised these shares would represent approximately 2% of our outstanding common stock and would, upon their exercise and the payment of the exercise prices, dilute the interests of other shareholders and could adversely affect the market price of our common stock.

If our shares are delisted from trading on the Nasdaq Capital Market, their liquidity and value could be reduced.
      In order for us to maintain the listing of our shares of common stock on the Nasdaq Capital Market, the Company’s shares must maintain a minimum bid price of $1.00 as set forth in Marketplace Rule 4310(c)(4). If the bid price of the Company’s shares trade below $1.00 for 30 consecutive trading days, then the bid price of the Company’s shares must trade at $1.00 or more for 10 consecutive trading days during a 180 day grace period to regain compliance with the rule. On September 22, 2006, the Company’s shares closed at $1.28 per share. If the Company shares were to be delisted from trading on the Nasdaq Capital Market, then most likely the shares would be traded on the Electronic Bulletin Board. The delisting of the Company’s shares could adversely impact the liquidity and value of the Company’s shares of common stock.
RISKS RELATED TO THE OIL AND GAS INDUSTRY

Oil and gas prices are volatile. A decline in prices could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.
      Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and gas properties depend primarily upon the prices we receive for the oil and gas we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices of oil, natural gas, methane gas and other fuels have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

•	worldwide and domestic supplies of oil and gas;

•	changes in the supply and demand for such fuels;

•	political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;

•	the extent of Australian domestic oil and gas production and importation of such fuels and substitute fuels in Australian and other relevant markets;

•	weather conditions, including effects on prices and supplies in worldwide energy markets because of recent hurricanes in the United States;

•	the competitive position of each such fuel as a source of energy as compared to other energy sources; and

•	the effect of governmental regulation on the production, transportation, and sale of oil, natural gas, and other fuels.
      These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Because more than 80% of our proved reserves at June 30, 2006 were natural gas reserves, we are more affected by movements in natural gas prices and would receive lower revenues if natural gas prices in Australian and Canada were to decline. Based on 2006 gas sales volumes and revenues, a 10% change in gas prices would increase or decrease gas revenues by approximately $1,406,000.

Competition in the oil and natural gas industry is intense, and many of our competitors have greater financial and other resources than we do.
      We operate in the highly competitive areas of oil and natural gas acquisition, development, exploitation, exploration and production and face intense competition from both major and other independent oil and natural gas companies. Many of our Australian competitors have financial and other resources substantially greater than ours, and some of them are fully integrated oil companies. These companies may be able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to develop and exploit our oil and natural gas properties and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. In addition, we may not be able to compete with, or enter into cooperative relationships with, any such firms.

Our oil and gas exploration and production operations are subject to numerous environmental laws, compliance with which may be extremely costly.
      Our operations are subject to environmental laws and regulations in the various countries in which they are conducted. Such laws and regulations frequently require completion of a costly environmental impact assessment and government review process prior to commencing exploratory and/or development activities. In addition, such environmental laws and regulations may restrict, prohibit, or impose significant liability in connection with spills, releases, or emissions of various substances produced in association with fuel exploration and development.
      We can provide no assurance that we will be able to comply with applicable environmental laws and regulations or that those laws, regulations or administrative policies or practices will not be changed by the various governmental entities. The cost of compliance with current laws and regulations or changes in environmental laws and regulations could require significant expenditures. Moreover, if we breach any governing laws or regulations, we may be compelled to pay significant fines, penalties, or other payments. Costs associated with environmental compliance or noncompliance may have a material adverse impact on our financial condition or results of operations in the future.

The actual quantities and present value of our proved reserves may prove to be lower than we have estimated.
      This annual report and the documents incorporated by reference in this annual report contain estimates of our proved reserves and the estimated future net revenues from our proved reserves as well as estimates relating to recent and pending acquisitions. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.
      Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and gas prices and other factors, many of which are beyond our control. Our properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.
      There are many uncertainties in estimating quantities of oil and gas reserves. In addition, the estimates of future net cash flows from our proved developed reserves and their present value are based upon assumptions about future production levels, prices and costs that may prove to be inaccurate. Our estimated reserves may be subject to upward or downward revision based upon our production, results of future exploration and development, prevailing oil and gas prices, operating and development costs and other factors.

We may not have funds sufficient to make the significant capital expenditures required to replace our reserves.
      Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations, farming-in other companies or investors to MPAL’s exploration and development projects in which we have an interest and/or equity issuances. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of oil and gas, and our success in developing and producing new reserves. If revenue were to decrease as a result of lower oil and gas prices or decreased production, and our access to capital were limited, we would have a reduced ability to replace our reserves. If our cash flow from operations is not sufficient to fund MPAL’s capital expenditure budget, we may not be able to rely upon additional farm-in opportunities, debt or equity offerings or other methods of financing to meet these cash flow requirements.

If we are not able to replace reserves, we may not be able to sustain production.
      Our future success depends largely upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. Recovery of any additional reserves will require significant capital expenditures and successful drilling operations. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

Exploration and development drilling may not result in commercially productive reserves.
      We do not always encounter commercially productive reservoirs through our drilling operations. The new wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in wells we drill or participate in. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with environmental and other governmental requirements; and

•	increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.
Future price declines may result in a write-down of our asset carrying values.
      We follow the successful efforts method of accounting for our oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Magellan records its proportionate share in its working interest agreements in the respective classifications of assets, liabilities, revenues and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any required impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties, along with goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We estimate the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie and Palm Valley, proved developed natural gas reserves are limited to contracted quantities. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves or the contracted quantities. A significant decline in oil and gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future writedown of capitalized costs and a non-cash charge against future earnings.

Oil and gas drilling and producing operations are hazardous and expose us to environmental liabilities.
      Oil and gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings and separated cables. If any of these risks occur, we could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and penalties;

•	and suspension of operations.
      Our liability for environmental hazards includes those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. We maintain insurance against some, but not all, of the risks described above. Our insurance may not be adequate to cover casualty losses or liabilities. Also, in the future we may not be able to obtain insurance at premium levels that justify its purchase.

Item 1B.	Unresolved SEC Staff Comments
      None

Item 2.	Properties.
      (a) MPC has interests in properties in Australia through its 100% equity interest in MPAL which holds interests in the Northern Territory, Queensland and South Australia. MPAL also has interests in the United Kingdom. In Canada, MPC has a direct interest in one lease. For additional information regarding the Company’s properties, See Item 1 — Business.
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
      (2) Reserves Reported to Other Agencies.
      None
      (3) Production.

      MPC’s net production volumes for gas and oil during the three years ended June 30, 2006 were as follows (data for Canada has not been included since MPC is in a carried interest position and the data is not material)

	2006	2005	2004

Australia:
Gas (bcf)	5.7	5.7	5.7
Crude oil (bbl)	155,000	151,000	150,000
      The average sales price per unit of production for Australia for the following fiscal years is as follows:

	2006		2005		2004

Australia:
Gas (per mcf)	A.$	3.04	A.$	2.67	A.$	2.61
Crude oil (per bbl)	A.$	86.17	A.$	62.74	A.$	42.12
      The average production cost per unit of production for the following fiscal years has been impacted by transportation costs on Mereenie oil in Australia. During fiscal 2006, 2005 and 2004, the cost of remedial work on various wells in the Mereenie field and lower production levels increased production costs.

	2006		2005		2004

Australia:
Gas (per mcf)	A.$	.93	A.$	.49	A.$	.49
Crude oil (per bbl)	A.$	26.59	A.$	21.20	A.$	25.68
      Amounts presented above are in Australian dollars to show a more meaningful trend of underlying operations. For the year ended June 30, 2006, 2005 and 2004 the average foreign exchange rates were .7477, .7533, and .7179, respectively.
      (4) Productive Wells and Acreage.
      Productive wells and acreage at June 30, 2006

	Productive Wells

	Oil		Gas		Developed Acreage

	Gross	Net	Gross	Net	Gross Acres	Net Acres

Australia	39.0	14.9	13.0	5.40	80,770	35,663
Canada	—	—	3.0	.08	3,350	89

	39.0	14.9	16.0	5.48	84,120	35,752

      (5) Undeveloped Acreage.
      The Company’s undeveloped acreage (except as indicated below) is set forth in the table below:
GROSS AND NET ACREAGE AS OF JUNE 30, 2006
      MPAL has interests in the following properties (before royalties). MPC has an interest in these properties through its 100% interest in MPAL.

	MPC

			Interest
	Gross Acres	Net Acres	%

Australia
Northern Territory
PL 4/ PL 5 Mereenie (Amadeus Basin)(1)	70,049	24,517	35.0000
PL 3 Palm Valley (Amadeus Basin)(2)	157,932	82,161	52.0230
RL 2 Dingo (Amadeus Basin)	116,139	39,878	34.3365

	344,120	146,556

Queensland:
PL 33/ PL 50/ PL 51 Nockatunga (Cooper Basin)(3)	87,932	35,996	40.936
ATP 267P (Cooper Basin)	120,783	49,444	40.936
ATP 613P (Maryborough Basin)	153,568	153,568	100.000

	362,283	239,008

South Australia:
PPL 210 Aldinga (Cooper Basin)(4)	939	469	50.00
PPL 212 Kiana (Cooper Basin)(5)	395	119	30.00
PEL 94 (Cooper Basin)	669,296	234,254	35.00
PEL 95 (Cooper Basin)	958,928	479,464	50.00
PELA 110 (Cooper Basin)	361,188	135,446	37.50

	1,990,746	849,752

United Kingdom
PEDL 098/113/152 (Wessex Basin)	82,407	18,542	22.50
PEDL 099/154 (Weald Basin)	52,514	21,006	40.00
PEDL 112/153 (Weald Basin)	140,342	46,776	33.33
PEDL 125/126 (Weald Basin)	111,975	44,790	40.00
PEDL 135/136/137 (Weald Basin)	123,152	123,152	100.00
PEDL 151 (Weald Basin)	23,540	2,648	11.25
PEDL 154 (Weald Basin)	84,834	42,417	50.00

	618,764	299,331

Total MPAL	3,315,913	1,534,647

Properties held directly by MPC:
Canada
Yukon and Northwest Territories:
Kotaneelee Carried interest(6)	31,885	850	2.67

Total	3,347,798	1,535,497

(1)	Includes 41,644 gross developed acres and 21,664 net acres.

(2)	Includes 31,567 gross developed acres and 11,048 net acres.

(3)	Includes 7,040 gross developed acres and 2,725 net acres.

(4)	Includes 364 gross developed acres and 173 net acres.

(5)	Includes 173 gross developed acres and 52 net acres.

(6)	Includes 3,350 gross developed acres and 89 net acres.
      (6) Drilling Activity.
      Productive and dry net wells drilled during the following years (data concerning Canada and the United States is insignificant):

	Australia/New Zealand

	Exploration		Development
Year Ended
June 30,	Productive	Dry	Productive	Dry

2006	1.01	0.53	0.82	—
2005	—	1.88	0.70	—
2004	—	3.11	0.41	0.52
      (7) Present Activities.
      See Item 1 — Cooper Basin and United Kingdom for a discussion of the present activities of MPAL.
      (8) Delivery Commitments.
      See discussion under Item 1 concerning the Palm Valley and Mereenie fields.

Item 3.	Legal Proceedings.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
      (a) Principal Market
      The principal market for MPC’s common stock is the NASDAQ Capital Market under the symbol MPET. The stock is also traded on the Boston Stock Exchange under the symbol MPC and on the Australian Stock Exchange in the form of CHESS depository interests under the symbol MGN. The quarterly high and low prices on the most active market, NASDAQ, during the quarterly periods indicated were as follows:

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

High	3.77	2.59	2.23	2.63
Low	2.31	1.51	1.64	1.33

2005	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

High	1.59	1.65	1.97	3.60
Low	1.19	1.22	1.23	1.05

      (b) Approximate Number of Holders of Common Stock at September 22, 2006

Title of Class	Number of Record Holders

Common stock, par value $.01 per share	6,350
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

Recent Sales of Unregistered Securities
      None

Issuer Purchases of Equity Securities
      The following table sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

				Maximum
			Total Number of	Number of
	Total Number of	Average Price	Shares Purchased	Shares that May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan(1)	Under Plan

April 1-30, 2006	0	0	0	319,150
May 1-31, 2006	0	0	0	319,150
June 1-30, 2006	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through June 30, 2006, the Company had purchased 680,850 of its shares at an average price of $1.01 per share, or a total cost of approximately $686,000, all of which shares have been cancelled. No shares were purchased during 2006, 2005 or 2004.

Item 6.	Selected Financial Data.
      The following table sets forth selected data (in thousands except for exchange rates and per share data) and other operating information of the Company. The selected consolidated financial data in the table are derived from the consolidated financial statements of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Years Ended June 30,

	2006	2005	2004	2003	2002

Financial Data
Total revenues	$26,562	$21,871	$19,424	$14,736	$13,700

Income before cumulative effect of accounting change	749	87	350	890	92

Net income	749	87	350	152	92

Net income per share (basic and diluted)	.03	—	.01	.01	—

Working capital	24,820	26,208	21,696	21,798	17,862

Cash provided by operating activities	11,766	8,776	10,718	7,109	8,157

Property and equipment (net)	27,783	24,265	24,421	21,592	17,046

Total assets	68,580	56,424	52,894	50,741	40,166

Long-term liabilities	8,583	5,729	5,256	5,629	3,974

Minority interests	—	18,583	16,533	16,931	13,933

Stockholders’ equity:
Capital	73,560	44,660	44,660	43,152	43,332
Accumulated deficit	(14,413)	(15,161)	(15,248)	(15,598)	(15,751)
Accumulated other comprehensive loss	(3,028)	(2,323)	(4,491)	(5,407)	(8,965)

Total stockholders’ equity	56,119	27,176	24,920	22,147	18,616

Exchange rate A.$ = U.S. at end of period	.73	.76	.70	.67	.56

Common stock outstanding shares end of period	41,500	25,783	25,783	24,427	24,607

Book value per share	1.35	1.05	.97	.91	.76

Quoted market value per share (NASDAQ)	1.57	2.40	1.31	1.20	.88

Operating Data
Standardized measure of discounted future cash flow relating to proved oil and gas reserves (approximately 45% attributable to minority interest in 2005 and prior) (See Note 14)	70,000	31,000	30,000	26,000	26,000

Annual production (net of royalties) Gas (bcf)	5.7	5.7	5.7	6.0	6.0

Oil (bbls) (In thousands)	155	151	150	126	141

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Executive Summary
      MPC is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is a 100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL). During the fourth quarter of fiscal 2006, MPC completed an exchange offer (the Offer) to acquire all of the 44.87% of ordinary shares of MPAL that it did not own. The Offer consideration was .75 newly-issued shares of MPC common stock and A$0.10 in cash consideration for each of the 20,952,916 MPAL shares that it did not own. New MPC shares were issued to MPAL’s Australian shareholders either as registered MPC shares or in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN”(see Note 2 to the financial statements).
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
      MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company received cash of $60,083 from this investment during fiscal 2006. Due to the completion of well L-38 drilled in fiscal 2006 in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling costs are absorbed. Based upon average field production and costs for the last seven months provided to us by the operator, we currently estimate that it will take until the third or fourth calendar quarter of 2007 for the operator to recover the Company’s share of the wells’ costs from the Company’s carried interest account. This estimate could change based upon future production and expenses related to this well.
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

Goodwill and Intangibles
      Goodwill and intangible exploration rights are not amortized. The Company evaluates goodwill and intangible exploration rights for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142 “Goodwill and Other Intangible Assets.” There was no impairment of goodwill or intangible exploration rights as of June 30, 2006.

Asset Retirement Obligations
      Effective July 1, 2002, the Company adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.
      The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, Kotaneelee, Nockatunga fields and the Cooper Basin. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, acquisition of additional properties and as new wells are drilled.
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

Liquidity and Capital Resources

Consolidated
      At June 30, 2006, the Company on a consolidated basis had approximately $21.9 million of cash and cash equivalents and $540,000 in marketable securities.
      Net cash provided by operations was $11,766,000 in 2006 compared to $8,776,000 in 2005. The increase is primarily related to an increase of approximately $662,000 in net income, an increase in non cash items of $1,790,000 and an increase in current payables of approximately $144,000. Cash flow from operations is primarily the result of MPAL’s oil and gas activities.
      During 2006, the Company had a net decrease in marketable securities of $2,677,000 compared to a net investment of $40,000 in 2005. The decrease in investments resulted from the use of investments to fund MPC’s purchase of MPAL’s minority shares during 2006 (See Note 2 to the Consolidated Financial Statements).

As to MPC (Unconsolidated)
      During fiscal 2006, MPC received a dividend from MPAL of approximately $941,000. In August 2006, a dividend of approximately $5.9 million was received from MPAL. Also in August 2006, MPC loaned approximately $4.1 million to MPAL payable August, 2011. Interest on the loan will be paid annually. The tax effects of these transactions was recorded in fiscal year 2006.
      At June 30, 2006, MPC, on an unconsolidated basis, had working capital of approximately $480,000. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and future cash requirements. In fiscal 2006, MPC invested substantial portions of its cash to purchase the remaining minority shares of MPAL (See Note 2 to the financial statements.)
      MPC has a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2006, MPC purchased 680,850 of its shares at a cost of approximately $686,000. There were no shares purchased during fiscal 2006 or 2005.

As to MPAL
      At June 30, 2006, MPAL had working capital of approximately $24.3 million. MPAL had budgeted approximately A$15.5 million for specific exploration projects in fiscal year 2006 as compared to the A$5.8 million expended during fiscal 2006. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.
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
Contractual Obligations
      The following is a summary of our consolidated contractual obligations as of June 30, 2006:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	555,000	184,000	371,000	—	—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	7,147,000	169,000	4,677,000	—	2,301,000

Total	$11,082,000	$3,733,000	$5,048,000	$—	$2,301,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $15,284,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $1,158,000 (less than 1 year), $14,126,000 (1-3 years), $0 (3-5 years).
Recent Accounting Pronouncements
      On March 30, 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 requires an entity to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. FIN 47 is effective for the fiscal year ended June 30, 2006.
      Management has determined that the Company currently does not have any conditional asset retirement obligations, but may incur such in the future at which time they will be recorded.
      On February 3, 2006, the FASB issued FASB Staff Position (“FSP”) 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP 123(R)-4 requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from equity to liability award. FSP 123(R)-4 was effective for the Company for the quarter ended March 31, 2006. There was no impact on the Company’s financial statements upon adoption of this FSP since the terms of the Company’s Stock Option Plan do not provide for cash settlements as contemplated by the FSP.
      In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is evaluating the impact of adopting FIN 48.
      On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 which is effective for the fiscal year ended June, 2007. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The Company believes that SAB 108 will not have a material impact on the consolidated financial statements.

Results of Operations

2006 vs. 2005

Revenues
      Oil sales increased 40% in 2006 to $10,616,000 from $7,574,000 in 2005 because of a 37% increase in the average sales price per barrel and a 2% increase in barrels sold due mostly to Kiana-1 in the Cooper Basin. The increase was offset by the 1% Australian foreign exchange rate decrease discussed below. Oil unit sales (net of royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	Twelve Months Ended June 30,

	2006 Sales		2005 Sales

		Average Price		Average Price
	Bbls	A.$ per bbl	Bbls	A.$ per bbl

Australia:
Mereenie Field	99,838	86.23	116,920	64.15
Cooper Basin	20,700	94.91	4,002	62.65
Nockatunga Project	34,127	80.79	30,567	57.28

Total	154,665	86.17	151,489	62.74

      Amounts presented above for oil prices and below for gas prices are in Australian dollars to show a more meaningful trend of underlying operations. For the years ended June 30, 2006 and 2005, the average foreign exchange rates were .7477 and ..7533 respectively.
      Gas sales increased 13% to $14,061,000 in 2006 from $12,478,000 in 2005. The increase was primarily the result a 14% increase in price per mcf sold offset by decreased sales volume in 2006 and the 1% Australian foreign exchange rate decrease discussed below.
      The volumes in billion cubic feet (bcf) (net of royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	Twelve Months Ended June 30,

	2006 Sales		2005 Sales

		A.$ Average		A.$ Average
	Bcf	Price per mcf	Bcf	Price per mcf

Australia: Palm Valley	1.698	2.17	2.017	2.14
Australia: Mereenie	4.028	3.42	3.724	2.97

Total	5.726	3.04	5.741	2.67

      Other production related revenues increased 4% to $1,886,000 in 2006 from $1,818,000 in 2005. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold at Mereenie, and offset by the 1% Australian foreign exchange rate decrease discussed below.

Costs and Expenses
      Production costs increased 34% in 2006 to $8,220,000 from $6,144,000 in 2005. The increase in 2006 was primarily the result of increased expenditures of $1,600,000 in the Mereenie and Palm Valley fields mostly due to the Mereenie workover program, $102,000 in the Nockatunga project and $409,000 in the Cooper Basin. The increase was partially offset by the 1% Australian foreign exchange rate decrease discussed below.
      Exploration and dry hole costs decreased 21% to $3,265,000 in 2006 from $4,157,000 in 2005. These costs related to the exploration work being performed on MPAL’s properties. The primary reasons for the decrease in 2006 were work performed on the Nockatunga project ($630,000), costs related to exploration activities in New Zealand ($1,141,000) and the 1% Australian foreign exchange rate decrease discussed below. The decrease in costs was partially offset by an increase in costs incurred in 2006 on properties in the Mereenie and Palm Valley fields ($880,000).
      Depletion, depreciation and amortization decreased 10% to $6,314,000 in 2006 from $6,994,000 in 2005. Depletion expense for the Palm Valley and Mereenie fields decreased 20% during the 2006 period primarily because of a decrease in depletable costs of $4,740,000. This decrease was partially offset by an increase in depletion for the Nockatunga project ($378,000) and properties in the Cooper Basin ($198,000) primarily because of a higher depletion rate for 2006 due to a change in reserve estimates. Depletion also decreased due to the 1% Australian foreign exchange rate decrease discussed below.
      Auditing, accounting and legal expenses increased 7% to $472,000 in 2006 from $442,000 in 2005 primarily because of the administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, offset by the 1% Australian foreign exchange rate decrease discussed below. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company’s internal controls to comply with Section 404 of the Act and rules adopted thereunder. Management’s opinion on the internal controls of the Company is required for the fiscal year ending June 30, 2008. An audit opinion on the design and operating effectiveness of controls is expected to be required for the fiscal year ending June 30, 2009.
      Accretion expense increased 4% to $425,000 in 2006 from $407,000 in 2005. Accretion expense represents the accretion on the asset retirement obligations (ARO) under SFAS 143. The increase in the 2006 period is partially offset by the 1% decrease in the Australian foreign exchange rate discussed below.
      Loss on asset retirement obligation settlement is the result of adjusting the estimated asset retirement cost to actual expenditures incurred for producing wells in the Mereenie field that were plugged and restored in accordance with environmental regulations. The loss recorded for 2006 is $445,000.
      Shareholder communications costs increased 98% to $450,000 from $227,000 in 2006 due to costs related to the exchange offer (see Note 2 to the Consolidated Financial Statements).
      Other administrative expenses increased 82% to $1,456,000 from $800,000 in 2006 primarily due to a non-cash charge for directors’ stock option expense of $365,000, increased consulting costs of $191,000 relating to Mereenie contract negotiations and a charge to bad debts of $48,000, offset by the 1% decrease in the Australian foreign exchange rate discussed below.

Income Taxes
      Provision for income tax for the year ended June 30, 2006 was $1,679,000 compared to an income tax benefit for the year ended June 30, 2005 of $82,152. The increase in the tax provision relates primarily to the increase in income for the year ended June 30, 2006, an adjustment to prior year deferred taxes, and reduced benefits relating to New Zealand foreign losses (see Note 6 to the Consolidated Financial Statements).
Exchange Effect
      The value of the Australian dollar relative to the U.S. dollar decreased to $.7301 at June 30, 2006 compared to $.7620 at June 30, 2005. This resulted in a $705,817 debit to accumulated translation adjustments for fiscal 2006. The 4% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at June 30, 2006 from the June 30, 2005 amounts. The annual average exchange rate used to translate MPAL’s operations in Australia for fiscal 2006 was $.7477, which is a 1% decrease compared to the $.7533 rate for fiscal 2005.

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
      Auditing, accounting and legal expenses increased 7% in 2005 to $442,000 from $414,000 in 2004 primarily because of the 5% Australian foreign exchange rate increase discussed below. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company’s internal controls to comply with Section 404 of the Act and rules adopted thereunder. Management’s opinion on the internal controls of the Company is required for the fiscal year ending June 30, 2008. An audit opinion on the design and operating effectiveness of controls is expected to be required for the fiscal year ending June 30, 2009.
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

Income Taxes
      Income tax benefits for the years ended June 30, 2005 and 2004 were $82,152 and $778,085, respectively. Income tax benefits were reduced in 2005 as a result of the lack of the reversal of the reserve of $1,266,000 recognized in 2004 on MPAL deferred tax assets generated from MPAL’s financing subsidiary. This was offset by a reduction in Canadian income tax expense of $421,000 in 2005, as a result of reduced Canadian revenues. As a result of a change in Australian tax law during 2004, MPAL docs not expect to receive similar financing benefits in the future.

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
      The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2006, the carrying value of such investments including those classified as cash and cash equivalents was approximately $22.4 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $2.7 million and $2.4 million, respectively. For the twelve months ended June 30, 2006, oil sales represented approximately 43% of production revenues. Based on 2006 sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $1,062,000. Gas sales, which represented approximately 57% of production revenues in 2006, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Magellan Petroleum Corporation
Hartford, Connecticut
      We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Magellan Petroleum Corporation as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
September 27, 2006
Hartford, Connecticut

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$21,882,882	$21,733,375
Accounts receivable — Trade	4,809,051	4,210,174
Accounts receivable — Working Interest Partners	413,786	864,922
Marketable securities	539,675	3,216,541
Inventories	734,887	591,997
Other assets	317,496	526,703

Total current assets	28,697,777	31,143,712

Deferred income taxes	1,129,719	1,014,907
Property and equipment, net:
Oil and gas properties (successful efforts method)	87,831,709	80,765,911
Land, buildings and equipment	2,448,790	2,552,980
Field equipment	789,921	1,620,909

	91,070,420	84,939,800
Less accumulated depletion, depreciation and amortization	(63,287,726)	(60,674,306)

Net property and equipment	27,782,694	24,265,494

Intangible exploration rights	5,323,347	—
Goodwill	5,646,747	—

Total assets	$68,580,284	$56,424,113

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,856,515	$3,602,085
Accrued liabilities	1,919,739	1,308,004
Income taxes payable	101,746	25,879

Total current liabilities	3,878,000	4,935,968

Long term liabilities:
Deferred income taxes	1,435,583	—
Asset retirement obligations	7,147,261	5,729,180

Total long term liabilities	8,582,844	5,729,180

Minority interests	—	18,583,046
Commitments (Note 11)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares Outstanding 41,500,138 and 25,783,243	415,001	257,832
Capital in excess of par value	73,145,577	44,402,182

Total capital	73,560,578	44,660,014
Accumulated deficit	(14,412,688)	(15,161,462)
Accumulated other comprehensive loss	(3,028,450)	(2,322,633)

Total stockholders’ equity	56,119,440	27,175,919

Total liabilities, minority interests and stockholders’ equity	$68,580,284	$56,424,113

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,

	2006	2005	2004

Revenues:
Oil sales	$10,615,761	$7,574,022	$4,922,585
Gas sales	14,060,968	12,478,293	12,870,065
Other production related revenues	1,885,706	1,818,471	1,631,613

Total revenues	26,562,435	21,870,786	19,424,263

Costs and expenses:
Production costs	8,220,013	6,144,339	5,416,465
Exploratory and dry hole costs	3,264,837	4,157,344	3,225,066
Salaries and employee benefits	2,709,172	2,726,341	3,812,012
Depletion, depreciation and amortization	6,314,049	6,994,253	6,341,998
Auditing, accounting and legal services	471,596	441,642	413,754
Accretion expense	425,254	406,960	356,981
Shareholder communications	449,561	227,032	179,840
Loss on settlement of asset retirement obligation	444,566	—	—
Gain on sale of field equipment	(119,445)	—	—
Other administrative expenses	1,455,696	800,200	659,751

Total costs and expenses	23,635,299	21,898,111	20,405,867

Operating income (loss)	2,927,136	(27,325)	(981,604)
Interest income	1,268,641	1,141,802	1,099,440

Income before income taxes and minority interests	4,195,777	1,114,477	117,836
Income tax expense (benefit)	1,678,980	(82,152)	(778,085)

Income before minority interests	2,516,797	1,196,629	895,921
Minority interests	(1,768,023)	(1,109,669)	(545,860)

Net income	$748,774	$86,960	$350,061

Average number of shares:
Basic	28,353,463	25,783,243	25,644,566

Diluted	28,453,270	25,783,243	25,682,160

Per share (basic and diluted)
Net income	$.03	—	$.01

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
Three Years Ended June 30, 2006

					Accumulated
			Capital in		Other		Total
	Number of	Common	Excess of	Accumulated	Comprehensive		Comprehensive
	Shares	Stock	Par Value	Deficit	Loss	Total	Income

June 30, 2003	24,427,376	$244,274	$42,907,741	$(15,598,483)	$(5,406,527)	$22,147,005
Net income	—	—	—	350,061	—	350,061	350,061
Foreign currency translation adjustments	—	—	—	—	915,150	915,150	915,150

Total comprehensive income	—	—	—	—	—	—	1,265,211

Stock exchange	1,300,000	13,000	1,495,000			1,508,000
Issuance of common stock	55,867	558	(559)	—	—	(1)

June 30, 2004	25,783,243	$257,832	$44,402,182	$(15,248,422)	$(4,491,377)	$24,920,215

Net income	—	—	—	86,960	—	86,960	86,960
Foreign currency translation adjustments	—	—	—	—	2,168,744	2,168,744	2,168,744

Total comprehensive income	—	—	—	—	—	—	2,255,704

June 30, 2005	25,783,243	$257,832	$44,402,182	$(15,161,462)	$(2,322,633)	$27,175,919

Net income	—	—	—	748,774	—	748,774	748,774
Foreign currency translation adjustments	—	—	—	—	(705,817)	(705,817)	(705,817)

Stock exchange	15,716,895	157,169	28,367,956	—	—	28,525,125
Stock option compensation	—	—	375,439	—	—	375,439
Total comprehensive income	—	—	—	—	—	—	42,957

June 30, 2006	41,500,138	$415,001	$73,145,577	$(14,412,688)	$(3,028,450)	$56,119,440

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2006	2005	2004

Operating Activities:
Net income	$748,774	$86,960	$350,061
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of field equipment	(119,445)	—	—
Depletion, depreciation and amortization	6,314,049	6,994,253	6,341,998
Accretion expense	425,254	406,960	356,981
Deferred income taxes	(157,300)	(1,454,544)	(1,445,241)
Director’s options expense	375,439	—	—
Minority interests	1,768,023	1,109,669	545,860
Exploration and dry hole costs	2,997,026	3,200,816	2,897,766
Loss on settlement of asset retirement obligation	444,566	—	—
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(774,696)	(978,727)	1,456,833
Other assets	209,207	(208,563)	905,146
Inventories	(170,664)	57,207	(142,397)
Accounts payable and accrued liabilities	(368,724)	(191,341)	(715,548)
Income taxes payable	74,416	(246,495)	166,477

Net cash provided by operating activities	11,765,925	8,776,195	10,717,936

Investing Activities:
Additions to property and equipment	(5,072,500)	(4,132,434)	(5,254,771)
Proceeds from sale of field equipment	119,445	—	—
Oil and gas exploration activities	(2,997,026)	(3,200,816)	(2,897,766)
Decrease in construction payables	(627,732)	(1,022,120)	(785,386)
Acquisition of minority interest in MPAL	(3,630,374)	—	—
Marketable securities matured	5,044,574	5,599,328	5,760,239
Marketable securities purchased	(2,367,707)	(5,639,435)	(6,750,171)

Net cash used in investing activities	(9,531,320)	(8,395,477)	(9,927,855)

Financing Activities:
Dividends to MPAL minority shareholders	(765,641)	(821,732)	(744,971)

Net cash used in financing activities	(765,641)	(821,732)	(744,971)

Effect of exchange rate changes on cash and cash equivalents	(1,319,457)	1,767,769	320,046

Net increase in cash and cash equivalents	149,507	1,326,755	365,156
Cash and cash equivalents at beginning of year	21,733,375	20,406,620	20,041,464

Cash and cash equivalents at end of year	$21,882,882	$21,733,375	$20,406,620

Cash Payments:
Income taxes	1,773,727	13,000	12,000
Interest	—	—	—
      Supplemental Schedule of Noncash Investing and Financing Activities:
      The Company purchased the remaining minority shares of MPAL for $32,155,498 which includes cash consideration of $1,563,507, transaction costs of $1,990,410 and stock consideration of $28,601,581. Costs of registering securities in the amount of $76,457 were treated as a reduction to additional paid in capital.

Fair value of assets acquired	$37,980,603
Consideration paid for capital stock	32,155,498

Liabilities assumed	5,825,105

      See Note 2 to the Consolidated Financial Statements.
      In addition, non-cash asset retirement obligations increased as a result of a revision in estimates by $1,667,877.

1.	Summary of Significant Accounting Policies

Principles of Consolidation
      Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2006 and 2005, MPC’s principal asset was a 100% and 55%, respectively, equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL) (See Note 2.). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and three petroleum production leases covering the Nockatunga oil field (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga filed is located in the Cooper Basin in South Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
      The accompanying consolidated financial statements include the accounts of MPC and its subsidiary, MPAL, collectively the Company. All intercompany transactions have been eliminated.

Revenue Recognition
      The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which are recorded at the time of sale. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues from carried interests may lag the production month by one or more months.

Stock-Based Compensation
      The Company has one Stock Option Plan. Under SFAS No. 123(R) “Share-Based Payment,” the costs resulting from all share-based payment transactions are recognized in the consolidated financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires the application of a fair-value measurement method of accounting for share-based payment transactions with employees and non-employees. The Company uses the Black-Scholes option valuation model to determine the fair value of its Stock Option share awards. The Black-Scholes model includes various assumptions, including the expected volatility and the expected life of the share awards. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS 123(R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. The Company’s policy for attributing the value of graded vest share-based payments is an accelerated multiple-option approach.

Oil and Gas Properties
      Oil and gas properties are located in Australia, Canada and the United Kingdom. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases, and permitted concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in its working interest agreements in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie and Palm Valley, proved developed natural gas reserves are limited to contracted quantities. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves or the contracted quantities.
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

Goodwill and Intangibles
      Goodwill and intangible exploration rights are not amortized. The Company evaluates goodwill and intangible exploration rights for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142 “Goodwill and Other Intangible Assets.” There was no impairment of goodwill or intangible exploration rights as of June 30, 2006.

Asset Retirement Obligations
      SFAS No. 143, “Accounting for Asset Retirement Obligations” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.
      The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, Kotaneelee, and Nockatunga fields and the Cooper Basin. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, acquisition of additional properties and as new wells are drilled.
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

Foreign Currency Translations
      The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with SFAS No. 52. The translation adjustment is included as a component of stockholders’ equity and comprehensive income (loss), whereas gains or losses on foreign currency transactions are included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using quarterly weighted average exchange rates during the period. At June 30, 2006 and 2005, the Australian dollar was equivalent to U.S. $.73 and $.76, respectively. The annual average exchange rates used to translate MPAL’s operations in Australia for the fiscal years 2006, 2005 and 2004 were $.75, $.75 and $.72, respectively.

Accrued Liabilities
      At June 30, 2006 and 2005, balances in accrued liabilities which exceeded 5% of the total balance include $1,032,037 and $1,046,438 of employment benefits, respectively, $321,145 and $226,578 of payroll withholding taxes, respectively, and $457,635 and $11,963 of MPAL exchange offer costs, respectively.

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

Cash and Cash Equivalents
      The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

	June 30,

	2006	2005

Cash	$1,925,923	$309,283
Australian money market accounts and short-term commercial paper	19,956,959	21,424,092

	$21,882,882	$21,733,375

Marketable Securities
      At June 30, 2006 and 2005, MPC had the following marketable securities which are expected to be held until maturity:

June 30, 2006	Par Value	Maturity Date	Amortized Cost	Fair Value

Short-term securities
U.S. government agency note	$150,000	Sept. 12, 2006	$149,991	$149,671
U.S. government agency note	240,000	Nov. 15, 2006	239,288	238,874
U.S. government agency note	150,000	Dec. 20, 2006	150,396	149,250

Total short-term	$540,000		$539,675	$537,795

June 30, 2005	Par Value	Maturity Date	Amortized Cost	Fair Value

Short-term securities
U.S. government agency note	$300,000	Jul. 21, 2005	$295,437	$299,460
U.S. government agency note	575,000	Aug. 23, 2005	565,532	572,240
U.S. government agency note	210,000	Sep. 16, 2005	206,920	208,488
U.S. government agency note	100,000	Sep. 16, 2005	98,380	99,280
U.S. government agency note	200,000	Oct. 24, 2005	196,611	197,840
State of Connecticut bond	200,000	Nov. 15, 2005	200,585	199,852
Lewiston, Maine Pension bond	390,000	Dec. 15, 2005	390,000	392,336
U.S. government agency note	310,000	Jan. 10, 2006	302,863	304,141
U.S. government agency note	300,000	Feb. 24, 2006	291,980	292,950
U.S. government agency note	300,000	Mar. 28, 2006	300,000	298,500
U.S. government agency note	230,000	Apr. 28, 2006	223,035	223,008
U.S. government agency note	150,000	May 02, 2006	145,198	145,350

Total short-term	$3,265,000		$3,216,541	$3,233,445

Earnings per Share
      Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. At June 30, 2006, the Company had 430,000 stock options that were issued that had a strike price below the average stock price for the year and resulted in 99,807 incremental diluted shares. In 2005, the Company did not have any stock options that were issued that had a strike price below the average stock price for the year. There were no other potentially dilutive items at June 30, 2005. At June 30, 2004, the Company had 595,000 stock options that were issued that had a strike price below the average stock price for the year and resulted in 37,594 incremental diluted shares.

Stock Options
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
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS 123(R) is effective for the first interim or annual reporting period beginning after June 15, 2005 and is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting provided by SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires recognition in the financial statements of the cost resulting from all share-based payment transactions by applying a fair-value-based measurement method to account for all share-based payment transactions with employees.
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
      The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company’s grants on July 1, 2004 and November 28, 2005, respectively were: risk free interest rate -4.95% and 4.58%, expected life -10 years and 5 years, expected volatility -.518 and ..627, expected dividend -0. The expected life of the options granted on November 28, 2005 was determined under the “simplified” method described in SAB No. 107.

Accumulated Other Comprehensive Loss
      Accumulated other comprehensive loss at June 30, 2006 and 2005 was as follows:

	2006	2005

Foreign currency translation adjustments	$(3,028,450)	$(2,322,633)

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

Recent Accounting Pronouncements
      In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is evaluating the impact of adopting FIN 48.
      On September 13, 2006, the SEC issued SAB No. 108 which is effective for the fiscal year ended June, 2007. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The Company believes that SAB 108 will not have a material impact on the consolidated financial statements.

2.	Acquisition of Minority Interest of MPAL
      During the fourth quarter of fiscal 2006, MPC completed an exchange offer (the Offer) to acquire all of the 44.87% of ordinary shares of MPAL that it did not own. Reasons for the Offer included: (1) simplification of Magellan’s corporate structure, (2) greater liquidity for investors, (3) access to capital on potentially more favorable terms for future strategic initiatives or exploration activities, (4) opportunities for cost reductions leading to organizational efficiencies and (5) the potential improvements in cash flow and tangible asset value per share for Magellan The Offer consideration was .75 newly-issued shares of MPC common stock and A$0.10 in cash consideration for each of the 20,952,916 MPAL shares that it did not own. New MPC shares were issued to MPAL’s Australian shareholders either as MPC registered shares or in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN.”
      The Offer was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the minority interests’ proportionate interest in MPAL’s identifiable assets and liabilities acquired by MPC based upon their estimated fair values. The fair value of the significant assets acquired (primarily oil and gas properties and intangible exploration rights) and the liabilities assumed was determined by management with the assistance of third party valuation experts. This process is not complete, thus the purchase price allocation is subject to refinement.
      The purchase price of the exchange offer was $32,155,498. This was based upon a value of $1.82 per share of MPC common stock for the 15,716,895 shares issued, cash consideration of $1,563,507 and transaction costs of $1,990,410. The value of the MPC common stock issued was determined based on the average market price of MPC’s common stock over the 3-day period before and 3-day period after the date that MPAL agreed to recommend the terms of the acquisition.
      The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at June 30, 2006:

Current assets	$12,153,855
Property and equipment	14,364,613
Deferred income taxes	492,041
Intangible exploration rights	5,323,347
Goodwill	5,646,747

Total assets acquired	37,980,603

Current liabilities	(1,396,332)
Long term liabilities	(4,428,773)

Total liabilities assumed	(5,825,105)

Net assets acquired	$32,155,498

      Goodwill and intangible exploration rights are not subject to amortization.

      The following pro forma condensed income statement for the fiscal years ended June 30, 2006 and 2005 is presented as if the Offer had been completed as of July 1, 2005 and July 1, 2004, respectively.
Pro Forma Condensed Consolidated Statements of Income

	For the Year Ended June 30, 2006

			Pro Forma
			Adjustments to
			Reflect
			Exchange
	Historical		Offer		Pro Forma

Total revenues	$26,562,435		—		$26,562,435
Costs and expenses	23,635,299		1,072,388	(1)	24,707,687

Operating income	2,927,136		(1,072,388)		1,854,748
Other income	1,268,641		—		1,268,641

Income before income taxes and minority interests	4,195,777		(1,072,388)		3,123,389
Income tax provision	(1,678,980)		321,716	(2)	(1,357,264)

Income before minority interests	2,516,797		(750,672)		1,766,125
Minority interests	(1,768,023)		1,768,023	(3)	—

Net income	$748,774		$1,017,351		$1,766,125

Average number of shares outstanding
Basic	25,783,243	(A)	15,716,895	(4)	41,500,138

Diluted	25,783,243	(A)	15,716,895	(4)	41,500,138

Net income per share (basic and diluted)	$0.03				$0.04

	For the Year Ended June 30, 2005

			Pro Forma
			Adjustments to
			Reflect
			Exchange
	Historical		Offer		Pro Forma

Total revenues	$21,870,786		—		$21,870,786
Costs and expenses	21,898,111		1,053,704	(1)	22,951,815

Operating income	(27,325)		(1,053,704)		(1,081,029)
Other income	1,141,802		—		1,141,802
Income before income taxes and minority interests	1,114,477		(1,053,704)		60,773
Income tax provision	82,152		316,111	(2)	398,263

Income before minority interests	1,196,629		(737,593)		459,036
Minority interests	(1,109,669)		1,109,669	(3)	—

Net income	$86,960		$372,076		$459,036

Average number of shares outstanding
Basic	25,783,243	(A)	15,716,895	(4)	41,500,138

Diluted	25,783,243	(A)	15,716,895	(4)	41,500,138

Net income per share (basic and diluted)	$0.00				$0.01

(A)	Represents outstanding shares prior to the Offer.

Pro Forma Adjustments

1.	Represents the depletion on the excess of the purchase price over the identifiable assets and liabilities acquired which has been allocated to oil and gas properties of $1,072,388 and $1,053,704 for the fiscal years ended June 30, 2006 and 2005, respectively.

2.	Represents the income tax effect on the depletion and transaction costs calculated based on an Australian statutory rate of 30%.

3.	Represents the reversal of the income allocated to the minority interest as 100% of MPAL subject to the Exchange Offer is assumed to be acquired by Magellan at the beginning of the period.

4.	Represents the number of shares assumed to be issued by Magellan pursuant to the terms of the Exchange Offer calculated as follows:

Shares of MPAL not owned by Magellan	20,952,916
Exchange ratio	.75

Magellan shares issued pursuant to the Exchange Offer	15,716,895

3.	Oil and Gas Properties
      MPC had the following amounts recorded in oil and gas properties at June 30, 2006 and 2005.

Location	2006	2005

Mereenie and Palm Valley (Australia)	$78,878,810	$77,376,081
Nockatunga (Australia)(1)	5,716,444	2,487,986
Cooper Basin (Australia)(1)	3,127,678	779,871
Kotaneelee (Canada)	108,777	108,777
Other	—	13,196

	$87,831,709	$80,765,911

(1)	Includes costs of $434,122 in Nockatunga and $1,602,575 in Cooper Basin which are currently capitalized as exploratory well costs pending the determination of proved reserve.
Accumulated Depletion, Depreciation and Amortization

Location	2006	2005

Mereenie and Palm Valley (Australia)	$57,850,806	$56,083,919
Nockatunga (Australia)	1,793,413	464,523
Cooper Basin (Australia)	1,141,757	728,506
Kotaneelee (Canada)	58,349	53,492
Other	—	—

	$60,844,325	$57,330,440

Depletion, Depreciation and Amortization
      During the years ended June 30, 2006, 2005 and 2004, the depletion rate by field was as follows:

	2006	2005	2004

Mereenie and Palm Valley (Australia)	24.6	25.6	20.9
Nockatunga (Australia)	24.7	12.1	9.5
Cooper Basin (Australia)	42.2	78.1	70.2
Kotaneelee (Canada)	10.0	8.3	25.0

Exploratory and Dry Hole Costs
      The 2006, 2005 and 2004 costs relate primarily to the geological and geophysical work and seismic acquisition on MPAL’s exploration permits. The costs (in thousands) for MPAL were $3,265, $4,157 and $3,225 for 2006, 2005, and 2004, respectively.
      See Note 12 commitments for a summary of MPAL’s required and contingent commitments for exploration expenditures for the five year period beginning July 1, 2006.

4.	Asset Retirement Obligations
      A reconciliation of the Company’s asset retirement obligations for the years ended June 30, 2006 and 2005, is as follows:

	2006	2005

Balance at beginning of year	$5,729,180	$4,852,416
Liabilities incurred	—	85,124
Liabilities settled	(442,469)	—
Accretion expense	425,254	406,960
Revisions to estimate	1,667,877	(40,000)
Exchange effect	(232,581)	424,680

Balance at end of year	$7,147,261	$5,729,180

      During fiscal 2006, the Company plugged and restored 8 wells in the Mereenie field at a cost of $887,035 which resulted in a settlement loss of $444,566. In addition, based upon revised estimates for all fields, an increase of $1,667,877 was made to the total restoration liability.
      During 2005, an $85,000 liability was incurred for two wells drilled in the Mereenie field. In addition, revised estimates were established for restoration costs for the Kotaneelee field in Canada.

5.	Capital and Stock Options
      MPC’s certificate of incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.
      On December 8, 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2006, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which were cancelled. No shares have been repurchased during 2006, 2005 or 2004.
      The Company’s Stock Option Plan provides for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. As of June 30, 2006, 395,000 options were available for future issuance under the Plan.

      The following is a summary of option transactions for the three years ended June 30, 2006:

					Fair Market
	Expiration	Number of			Value at
Options Outstanding	Dates	Shares	Exercise Prices($)		Grant Date

June 30, 2003		921,000	.85-1.57
Expired		(126,000)	1.57
Cancelled		(25,000)	.85
Exercised		(175,000)	.85-1.28

June 30, 2004		595,000	(1.28 weighted average price	)
Granted	Jul. 2014	30,000	1.45		$43,500
Expired		(595,000)	1.28

June 30, 2005		30,000	1.45
Granted	Nov. 2015	400,000	1.60		$640,000

June 30, 2006		430,000	(1.59 weighted average price	)

      The weighted average remaining contractual term as of June 30, 2006 is 8.8 years.
Summary of Options Outstanding at June 30, 2006

	Expiration			Exercise
	Dates	Total	Vested	Prices($)

Granted 2004	Jul. 2014	30,000	20,000	1.45
Granted 2006	Nov. 2015	400,000	400,000	1.60
      All of the options have been granted at the fair value at the date of grant. Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. For the year ended June 30, 2006, the Company recorded stock-based compensation expense for the cost of stock options of $375,439 both pre-tax and post-tax (or $.01 per basic and diluted share), respectively. The grant date fair value of the 400,000 options granted on November 28, 2005 was $365,539. Vested options are exercisable during non black out periods. This expense has no effect on cash flow.
      The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company’s grants on July 1, 2004 and November 28, 2005, respectively were: risk free interest rate -4.95% and 4.58%, expected life -10 years and 5 years, expected volatility -.518 and ..627 based on historical stock price expected dividend -0. The expected life of the options granted on November 28, 2005 was determined under the “simplified” method described in SEC Staff Accounting Bulletin (“SAB”) No. 107.
      For the years ended June 30, 2005 and 2004, pro forma information regarding net income and earnings per share was required by SFAS 148, and was determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Company’s pro forma information follows:
      As of June 30, 2006, there was $3,300 of total unrecognized compensation costs related to stock options, which is expected to be recognized in fiscal 2007.
      On October 20, 2003, options to purchase 126,000 shares of the Company’s common stock expired without being exercised. On December 31, 2003, unvested options to purchase 25,000 shares of the Company’s common stock were cancelled when the terms of the grant were not satisfied. On March 8, 2004, 175,000 options to purchase shares of common stock were exercised in a cashless exercise that resulted in 55,867 shares being issued. The Company has a policy of repurchasing shares on the open market to satisfy options exercised. On February 23, 2005 options to purchase 595,000 shares of the Company’s common stock expired without being exercised.

		Earnings per Share

	Net Income	Basic	Diluted

Net income as reported — June 30, 2004	$350,000	$.01	$.01
Stock option expense (determined under fair value method)(1)	—	—	—
Pro forma net income — June 30, 2004	$350,000	$.01	$.01

Net income as reported — June 30, 2005	$87,000	$—	$—
Stock option expense (determined under fair value method)	(18,000)	—	—

Pro forma net income — June 30, 2005	$69,000	$—	—

(1)	There was no expense because there were no options issued or outstanding.

6.	Income Taxes
      Components of income before income taxes and minority interests by geographic area (in thousands) are as follows:

	Years Ended June 30,

	2006	2005	2004

United States	$(1,753)	$(1,004)	$(548)
Foreign	5,949	2,118	666

Total	$4,196	$1,114	$118

      Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

	Years Ended June 30,

	2006	2005	2004

Tax provision computed at statutory rate (30%)	$(1,259)	$(334)	$(35)
MPC’s parent company (income) losses	(526)	(301)	165
Non-taxable revenue from Australian government sources	311	301	267
MPAL non-deductible foreign losses (New Zealand)	(88)	(513)	(337)
MPAL write off of foreign advances (New Zealand)	218	1,000	—
Increase in MPAL deferred tax assets(a)	(243)	—	—
Repatriation of foreign earnings(b)	(1,964)	—	—
Reversal of prior year reserve on MPAL deferred tax assets(c)	—	—	1,266
Reversal of prior year reserve on MPC deferred tax assets(d)	879	—	—
Benefit for previously taxed foreign earnings	1,085	—	—
MPC income tax provision(d)	(13)	(71)	(492)
Other	(79)	—	(56)

Consolidated income tax (provision) benefit	$(1,679)	$82	$778

Current income tax provision	$(1,841)	$(1,375)	$(667)
Deferred income tax benefit	162	1,457	1,445

Consolidated income tax (provision) benefit	$(1,679)	$82	$778

Effective tax rate	40%	7%	—

(a)	Adjustment to deferred taxes due to MPAL’s recognition of asset retirement obligations.

(b)	The Corporation has indefinitely reinvested undistributed earnings from subsidiary companies outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

(c)	Tax benefits relate primarily to additional tax benefits taken in connection with financing prior year exploration activities in Australia. These benefits were reserved in prior years and as a result of the benefits becoming recoverable during the current year, such reserves were reversed.

(d)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds and a decrease in valuation allowance due to the expected utilization of net operating losses in future years.
      Significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 30,	June 30,
	2006	2005

Deferred tax liabilities
Acquisition and development costs	$(1,321,000)	$(981,000)
Stepped up basis of oil and gas properties	(1,436,000)	—
Repatriated foreign earnings	(1,964,000)	—
Deferred tax assets
Asset retirement obligations	2,453,000	1,996,000
Net operating losses	4,804,000	2,749,000
Previously taxed foreign earnings	1,085,000	—
Stock options	128,000	—
Foreign tax credits	109,000	223,000
Interest	422,000	214,000

Total deferred tax assets	9,001,000	5,182,000
Valuation allowance	(4,586,000)	(3,186,000)

Net deferred tax (liabilities)/asset	$(306,000)	$1,015,000

Australia
      The net deferred tax asset (liability) at June 30, 2006 and 2005, respectively, consist of deferred tax liabilities of $1,321,000 and $981,000, primarily relating to the deduction of acquisition and development costs which are capitalized for financial statement purposes, offset by deferred tax assets of $2,453,000 and $1,996,000, primarily relating to asset retirement obligations which will result in tax deductions when paid.

United States
      At June 30, 2006, the Company had approximately $13,675,000 and $3,121,000 of net operating loss carry forwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between the years 2007 and 2025. Of this amount, MPC has federal loss carry forwards that expire as follows: $267,000 in 2007, $2,055,000 in 2008, $408,000 in 2020, $52,000 in 2021, $110,000 in 2023, $296,000 in 2025 and $1,381,000 in 2026. MPAL’s U.S. subsidiary has federal loss carry forwards that expire as follows: $2,392,000 in 2006, $1,669,000 in 2010, $1,764,000 in 2011, $2,855,000 in 2012, $229,000 in 2013, and $197,000 between 2019 and 2025. MPC also has approximately $109,000 of foreign tax credit carryovers, which are scheduled to expire by the year 2007. MPC’s state loss carry forwards expire periodically between the years 2007 and 2011. For financial reporting purposes, a valuation allowance has been recognized to partially offset the deferred tax assets related to those carry forwards and other deductible temporary differences. The deferred tax asset also includes a benefit of $1,085,000 recognized for previously taxed foreign earnings under Subpart F of the Internal Revenue Code.

7.	Related Party and Other Transactions
      G&O’D INC, a firm that provided accounting and administrative services, office facilities and support staff to MPC, was paid $65,700 and $24,723 in fees for fiscal years 2005 and 2004 respectively. In addition, MPC purchased $12,000 of office equipment from G&O’D INC. during 2005. James R. Joyce, the former President and Chief Financial Officer of MPC, is the owner of G&O’D INC. Mr. Joyce retired from his position effective June 30, 2004. Mr. Timothy L. Largay, a director of the Company is a member of the law firm of Murtha Cullina LLP, which firm was paid fees of $170,481, $144,596 and $120,563, in fiscal years 2006, 2005 and 2004, respectively.

8.	Leases
      At June 30, 2006, future minimum rental payments applicable to MPC’s and MPAL’s non-cancelable operating (office) lease were $184,000, $190,000, $181,000, $0 and $0 for the years 2007, 2008, 2009, 2010 and 2011, respectively.
      Operating lease rental expenses for each of the years ended June 30, 2006, 2005 and 2004 were $303,536, $214,661 and $311,497 respectively.

9.	Pension Plan
      Prior to August 31, 2004, MPAL maintained a defined benefit pension plan and contributed to the plan at rates which (based on actuarial determination) were sufficient to meet the cost of employees’ retirement benefits. No employee contributions were required. On August 31, 2004, the MPAL Board formally terminated the Plan. The termination was effective as of June 30, 2004 and a settlement and curtailment loss of $1,237,425 was recognized for the year ended June 30, 2004. Therefore, there were no pension costs during fiscal 2005 or 2006.
      The following table sets forth the actuarial present value of benefit obligations and funded status for the MPAL pension plan at June 30, 2005:

2005

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,145,394
Benefits paid	(2,145,394)

Benefit obligation at end of year	$0

Change in Plan Assets
Fair value of plan assets at beginning of year	1,858,681
Actual return on plan assets	286,713
Benefits paid	(2,145,394)

Fair value of plan assets at end of year	0

Reconciliation of Funded Status
Funded Status	0

(Accrued) Prepaid benefit costs	0

      The net pension expense for the MPAL pension plan for 2004 was as follows:

2004

Settlement and curtailment	$1,237,425
Service cost	148,075
Interest cost	94,212
Expected return on plan assets	(94,104)
Net amortization and deferred items	26,835

Net pension cost	$1,412,443

Plan contributions by MPAL	$228,958

      Significant assumptions used in determining pension cost and the related obligations were as follows:

2004

Assumed discount rate	5.0%
Rate of increase in future compensation levels	3.5%
Expected long term rate of return on plan assets	5.0%
Australian exchange rate	$.70
      At June 30, 2004, Plan assets were held 98% in equity mutual funds and 2% in cash. As a result of the Plan’s termination, the Plan’s assets were distributed during 2005 with no additional pension plan expenditures required.

10.	Segment Information
      The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL.
      Segment information (in thousands) for the Company’s two operating segments is as follows:

	Years Ended June 30,

	2006	2005	2004

Revenues:
MPC	$973	$1,256	$2,469
MPAL	26,530	21,590	17,866
Elimination of intersegment dividend	(941)	(975)	(911)

Total consolidated revenues	$26,562	$21,871	$19,424

Interest income:
MPC	$100	$89	$160
MPAL	1,169	1,053	939

Total consolidated	$1,269	$1,142	$1,099

Net income:
MPC	$(826)	$(101)	$969
Equity in earnings of MPAL, net of related costs(1)	2,516	1,163	292
Elimination of intersegment dividend	(941)	(975)	(911)

Consolidated net income	$749	$87	$350

	Years Ended June 30,

	2006	2005	2004

Assets:
MPC(2)	$62,248	$25,523
MPAL	61,811	50,659
Equity elimination	(55,479)	(19,758)

Total consolidated assets	$68,580	$56,424

Other significant items:
Depletion, depreciation and amortization:
MPC	$10	$27	$30
MPAL	6,304	6,967	6,312

Total consolidated	$6,314	$6,994	$6,342

Exploratory and dry hole costs:
MPC	$—	$—	$—
MPAL	3,265	4,157	3,225

Total consolidated	$3,265	$4,157	$3,225

Income tax expense (benefit):
MPC	$13	$71	$492
MPAL	1,666	(153)	(1,270)

Total consolidated	$1,679	$(82)	$(778)

(1)	Equity in earnings of MPAL for 2006 and 2005 of $2,665,000 and $1,358,000, respectively is reported net of $149,000 and $195,000 for 2006 and 2005, respectively of oil and gas property depletion related to MPC book value of oil and gas property and resulting from its step acquisition reporting of MPC’s investment in MPAL. As of June 30, 2006, MPC owned 100% of MPAL as a result of the Offer. See Note 2 to the Consolidated Financial Statements.

(2)	Goodwill of $5,646,000 is attributable to MPC.

11.	Geographic Information
      As of each of the stated dates, the Company’s revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

	Years Ended June 30,

	2006	2005	2004

Revenue:
Australia	$26,530	$21,590	$17,866
United States	—	—	—
Canada	32	281	1,558

	$26,562	$21,871	$19,424

Operating income (loss):
Australia	$5,291	$2,912	$(103)
New Zealand	(211)	(1,441)	(909)
United States-Canada	27	258	1,525

	5,107	1,729	513
Corporate overhead and interest, net of other income (expense)	(911)	(615)	(395)

Consolidated operating income before income taxes and minority interests	$4,196	$1,114	$118

Net income (loss):
Australia	$2,809	$1,831	$718
New Zealand	(293)	(668)	(425)
United States	(1,767)	(1,076)	57

	$749	$87	$350

Identifiable assets:
Australia	$61,811	$52,264
Corporate assets	6,769	4,160

	$68,580	$56,424

      Substantially all of MPAL’s gas sales were to the Power and Water Corporation (PAWC) of the Northern Territory of Australia (NTA). All of MPAL’s crude oil production was sold to the Mobil Port Stanvac Refinery near Adelaide during the three years ended June 30, 2006. Oil sales during 2006 were 53.3% to the Santos group of companies, 16.2% to Delhi Petroleum, 10.5% to Origin Energy Resources and 20.0% to IOR Energy.

12.	Commitments
      The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties.

      The following is a summary of our consolidated contractual obligations as of June 30, 2006:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	555,000	184,000	371,000	—	—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	7,147,000	169,000	4,677,000	—	2,301,000

Total	$11,082,000	$3,733,000	$5,048,000	$—	$2,301,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $15,284,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $1,158,000 (less than 1 year), $14,126,000 (1-3 years), $0 (3-5 years).

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
      At June 30, 2006, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf

Less than one year	7.64
Between 1-5 years	18.12
Greater than 5 years	0.98

Total	26.74

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

13.	Selected Quarterly Financial Data (Unaudited)
      The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended June 30, 2006 and 2005:

	QTR 1	QTR 2	QTR 3	QTR 4

2006
Total revenues	$6,095	$6,459	$7,358	$6,650
Costs and expenses	(6,020)	(6,020)	(5,354)	(6,241)
Interest income	340	321	290	317
Income tax provision	(190)	(425)	(717)	(347)
Minority interests	(253)	(561)	(877)	(76)

Net income (loss)	(28)	(226)	700	303

Per share (basic & diluted)	—	(.01)	.03	.01

Average number of shares outstanding	25,783	25,783	25,783	36,087

2005
Total revenues	$4,577	$5,454	$5,996	$5,844
Costs and expenses	(5,137)	(5,500)	(5,599)	(5,662)
Interest income	356	377	104	305
Income tax (provision) benefit(a)	(5)	(153)	(102)	342
Minority interests	(86)	(254)	(294)	(476)

Net income (loss)	(295)	(76)	105	353

Per share (basic & diluted)	(.01)	—	—	.01

Average number of shares outstanding	25,783	25,783	25,783	25,783

(a)	During the fourth quarter of 2005, MPAL’s financing subsidiary determined that its loans to the New Zealand subsidiary were no longer collectible and this resulted in a permanent benefit in Australia of $1,000. This amount was offset by tax benefits from New Zealand losses that are not deductible in Australia of $513.

14.	Supplementary Oil and Gas Disclosure (Unaudited)
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

Estimated Net Quantities of Proved and Proved Developed Oil and Gas Reserves:

	Natural Gas		Oil

	(Bcf)		(1,000 Bbls)

Proved Reserves:	Australia*	Canada	Australia

June 30, 2003	37.384	.427	554

Extensions and discoveries	—	—	—
Revision of previous estimates	(.631)	(.180)	(110)
Purchase of reserves	—	—	322
Production	(5.728)	(.077)	(150)

June 30, 2004	31.025	.170	616

Extensions and discoveries	—	.012	—
Revision of previous estimates	(.024)	—	22
Purchase of reserves	—	—	—
Production	(5.717)	(.061)	(151)

June 30, 2005	25.284	.121	487

Extensions and discoveries	—	.035	71
Revision of previous estimates	(.142)	—	406
Purchase of reserves	—	—	—
Production	(5.706)	(.070)	(154)

June 30, 2006	19.436	.086	810

Proved Developed Reserves:
June 30, 2003	28.855	.427	554

June 30, 2004	22.346	.170	616

June 30, 2005	25,284	.121	487

June 30, 2006	19.436	.086	327

*	The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts and are net of royalties. There are no minority interests at June 30, 2006. Approximately 44.9% of reserves are attributable to minority interests at June 30,2005 and June 30, 2004.

Costs of Oil and Gas Activities (In thousands):

	Australia/New Zealand

	Exploration	Development		Acquisition
Fiscal Year	Costs	Costs		Costs

2006	3,284	(2,842	)(1)	—
2005	4,028	9,292		—
2004	3,741	3,926		2,086

(1)	Development costs include the net increase or decrease in development related assets. The decrease in the Australian exchange rate discussed in Note 1 caused a foreign translation loss in excess of costs incurred.

Capitalized Costs Subject to Depletion, Depreciation and Amortization (DD&A) (In thousands):

	June 30,

Australia/New Zealand	2006	2005

Costs subject to DD&A	$85,795	$80,766
Costs not subject to DD&A	2,037	—
Less accumulated DD&A	(60,844)	(57,330)

Net capitalized costs	$26,988	$23,436

Discounted Future Net Cash Flows:
      The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2006. There were no minority interests at June 30, 2006. Approximately 44.9% of the reserves and the respective discounted future net cash flows are attributable to minority interests at June 30, 2005 and June 30, 2004.

	Australia

	2006	2005	2004

Future cash inflows	$161,788	$81,688	$82,449
Future production costs	(33,814)	(18,443)	(19,361)
Future development costs	(16,196)	(13,434)	(16,599)
Future income tax expense	(28,900)	(10,342)	(9,369)

Future net cash flows	82,878	39,469	37,120
10% annual discount for estimating timing of cash flows	(12,680)	(8,157)	(7,639)

Standardized measures of discounted future net cash flows	$70,198	$31,312	$29,481

	Canada

	2006	2005	2004

Future cash inflows	$332	$606	$754
Future production costs	(74)	(60)	(125)
Future development costs	—	—	—
Future income tax expense	(65)	(136)	(157)

Future net cash flows	193	410	472
10% annual discount for estimating timing of cash flows	(4)	(89)	(72)

Standardized measures of discounted future net cash flows	$189	$321	$400

	Total

	2006	2005	2004

Future cash inflows	$162,120	$82,294	$83,203
Future production costs	(33,888)	(18,503)	(19,486)
Future development costs	(16,196)	(13,434)	(16,599)
Future income tax expense	(28,965)	(10,478)	(9,526)

Future net cash flows	83,071	39,879	37,592
10% annual discount for estimating timing of cash flows	(12,684)	(8,246)	(7,711)

Standardized measures of discounted future net cash flows	$70,387	$31,633	$29,881

      The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

	2006	2005	2004

Net change in prices and production costs	$69,970	$5,567	$7,597
Extensions and discoveries	2,714	—	—
Revision of previous quantity estimates	1,037	281	981
Changes in estimated future development costs	(4,999)	443	(2,156)
Sales and transfers of oil and gas produced	(16,462)	(13,725)	(10,314)
Previously estimated development cost incurred during the period	(438)	3,827	3,110
Accretion of discount	7,017	2,337	2,344
Acquisitions	—	—	3,213
Net change in income taxes	(17,025)	410	(2,345)
Net change in exchange rate	(3,060)	2,612	965

	$38,754	$1,752	$3,395

Additional Information Regarding Discounted Future Net Cash Flows:

Australia

Reserves — Natural Gas
      Future net cash flows from net proved gas reserves in Australia were based on MPAL’s share of reserves in the Palm Valley and Mereenie fields which has been limited to the quantities of gas committed to specific contracts and the ability of the fields to deliver the gas in the contract years. Gas prices are computed on the prices set forth in the respective gas sales contracts at June 30, 2006.

Reserves and Costs — Oil
      At June 30, 2006, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2006. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income Taxes
      Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$23,976,000, and A.$23,203,000 and A.$22,005,000 in unrecouped capital expenditures at June 30, 2006, 2005 and 2004, respectively. The tax rate in computing Australian future income tax expense was 30%.

Canada

Reserves and Costs
      Future net cash flows from net proved gas reserves in Canada were based on the Company’s share of reserves in the Kotaneelee gas field which was prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., Calgary, Canada. The estimates were based on the selling price of gas Can. $4.55 at June 30, 2006 (Can. $6.14 — 2005) and estimated future production and development costs at June 30, 2006.

Results of Operations
      The following are the Company’s results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2006:

	Americas			Australia/New Zealand/United Kingdom

	2006	2005	2004	2006		2005		2004

Revenues:
Oil sales	$—	$—	$—		$10,616		$7,574		$4,923
Gas sales	32	282	1,557		14,028		12,196		11,312
Other production income	—	—	—		1,886		1,819		1,632

Total revenues	32	282	1,557		26,530		21,589		17,867

Costs:
Production costs	—	—	—		8,220		6,144		5,416
Depletion, exploratory and dry hole costs	5	23	30		9,391		10,727		9,009

Total costs	5	23	30		17,611		16,871		14,425

Income before taxes and minority interest	27	259	1,527		8,919		4,718		3,442
Income tax provision*	(7)	(65)	(382)		(2,676)		(1,415)		(1,027)

Income before minority interests	20	194	1,145		6,243		3,303		2,415
Minority interests**	—	—	—		(2,491)		(1,737)		(1,085)

Net income from operations	$20	$194	$1,145		$3,752		$1,566		$1,330

Depletion per unit of production	$—	$—	—	A.$	6.71	A.$	7.40	A.$	7.25

*	Income tax provision used for Australia is based on a rate of 30%. Americas 25% is due to a 25% Canadian withholding tax on Kotaneelee gas sales.

**	Effective minority interest for 2006 was 39.9%. Minority interests were 44.9% in 2005 and 44.9% in 2004.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2006. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.
Internal Control Over Financial Reporting.
      There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s fiscal year ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Following is information concerning each Director and executive officer of the Company including name, age, position with the Company, and business experience during the last five years:
Directors

	Director	Position Held with
Name	Since	Company	Age and Business Experience

Timothy L. Largay	1996	Director; member of Nominating Committee Chairman, Compensation Committee, Assistant Secretary	Mr. Timothy L. Largay has been a partner in the law firm of Murtha Cullina LLP, Hartford, Connecticut since 1974. Mr. Largay has been a director of MPAL since August 2001. He is also Assistant Secretary of Canada Southern Petroleum Ltd., Calgary, Alberta, Canada. Murtha Cullina has been retained by the Company for more than five years and is being retained during the current year. Age 63.
Walter McCann	1983	Director, Chairman of the Board, Chairman of Compensation Committee, member of Audit Committee and Nominating Committee	Mr. Walter McCann, a former business school dean, was the President of Richmond, The American International University, located in London, England, from January 1993 until September 2002. From 1985 to 1992, he was President of Athens College in Athens, Greece. Mr. McCann has been a director of MPAL since 1997. He is a retired member of the Bar in Massachusetts. Age 69.
Ronald P. Pettirossi	1997	Director; Chairman of the Audit Committee, member of Nominating Committee and Compensation Committee	Mr. Ronald P. Pettirossi has been President of ER Ltd., a consulting company since 1995. Mr. Pettirossi is a former audit partner of Ernst & Young LLP, who worked with public and privately held companies for 31 years. Age 63.
Donald V. Basso	2000	Director; member of Audit Committee	Mr. Donald V. Basso was elected a director of the Company in 2000. Mr. Basso served as a consultant and Exploration Manager for Canada Southern Petroleum Ltd. from October 1997 to May 2000. He also served as a consultant to Ranger Oil & Gas Ltd. during 1997. From 1995 to 1997, Mr. Basso served as Exploration Manager for Guard Resources Ltd. Mr. Basso has over 40 years experience in the oil and gas business in the United States, Canada and the Middle East. Age 68.

	Director	Position Held with
Name	Since	Company	Age and Business Experience

Robert Mollah	2006	Director	Mr. Robert Mollah was elected a director of the Company on September 5, 2006. Mr. Mollah has been a director of MPAL since 2003 and was recently elected to serve as Chairman of the MPAL Board of Directors. Mr. Mollah is a geophysicist with broad petroleum exploration experience, both within Australia and internationally. From 1995 until 2003, Mr. Mollah was the Australian Executive Director of the Timor Gap Joint Authority which covered the administration of petroleum exploration and production activities in the Timor Sea Joint Development Zone between Australia and Indonesia/East Timor. Prior to 1995, he served as a Petroleum Explorationist and Manager with broad experience in the oil and gas business in Australia and Asia. Age 64.
Executive Officers

			Length of Service	Other Positions Held
Name	Age	Office Held	as an Officer	with Company

Daniel J. Samela	58	President and Chief Financial Officer	Since 2004	None
T. Gwynn Davies.	60	General Manager — MPAL	Since 2001	None

*	All of the named companies are engaged in oil, gas or mineral exploration and/or development, except where noted.
      All officers are elected annually and serve at the pleasure of the Board of Directors. No family relationships exist between any of the directors or officers.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. Such persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on copies of forms received by it, or written representations from certain reporting persons that no Form 5’s were required for those persons, the Company believes that during the fiscal year ended June 30, 2006, its executive officers, directors, and greater than 10% beneficial owners complied with all applicable filing requirements.
Board Independence
      The Company’s Board of Directors has determined that Messrs. Basso, Largay, Pettirossi, Mollah and McCann are independent directors under the listing standards of the Nasdaq Stock Market, Inc. and rules adopted by the Securities and Exchange Commission (“SEC”).
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
Standards Of Conduct And Business Ethics
      The Company has previously adopted Standards of Conduct for the Company (the “Standards”). The Board amended the Standards in August 2004. A copy of the Standards is filed herewith as Exhibit 14. Under the Standards, all directors, officers and employees (“Employees”) must demonstrate a commitment to ethical business practices and behavior in all business relationships, both within and outside of the Company. All Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of the Company’s business. Any waivers of or changes to the Standards must be approved by the Board and appropriately disclosed under applicable law and regulation.
      The Company’s Standards will be made available on the Company’s website at www.magpet.com and it is our intention to provide disclosure regarding waivers of or amendments to the policy by posting such waivers or amendments to the website in the manner provided by applicable law.

Item 11 —	Executive Compensation
      The following table sets forth certain summary information concerning the compensation of Mr. Daniel J. Samela, who is President, Chief Executive Officer and Chief Financial Officer of the Company, and each of the most highly compensated executive officers of the Company who earned in excess of $100,000 during fiscal year 2006 (collectively, the “Named Executive Officers”).
Summary Compensation Table

			Long Term
			Compensation
			Awards
	Annual
	Compensation		Securities
			Underlying	All Other
	Fiscal	Salary	Options/SARs	Compensation
Name and Principal Position	Year	($)	(#)	($)

Daniel J. Samela	2006	175,000	—	26,250	(1)
President, Chief Financial and	2005	175,000	—	26,250	(1)
Accounting Officer	2004	41,667	30,000	6,250	(1)
T. Gwynn Davies	2006	190,663	—	92,417	(2)
General Manager — MPAL	2005	188,857	—	72,301	(2)
(Effective Oct. 30, 2001)	2004	177,144	—	65,436	(2)

(1)	Payment to a SEP-IRA pension plan.

(2)	Payment to pension plan similar to an individual retirement plan.

Stock Options
      The following tables provide information about stock options granted and exercised during fiscal 2006 and unexercised stock options held by the Named Executive Officers at the end of fiscal year 2006.
Options/ SAR Grants in Fiscal Year 2006

Potential Realized
	Individual Grants				Value at Assumed
Annual Rates of
		% of Total			Stock Price
		Options/SARs			Appreciation for
	Options/	Granted to	Exercise or		Option Terms
	SARs Granted	Employees in	Base Price	Expiration
Name	(#)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Daniel J. Samela	0	0	0	—	0	0
T. Gwynn Davies	0	0	0	—	0	0
Aggregated Option/ SAR Exercises in Fiscal 2006 and June 30, 2006
Option/ SAR Values Table

			Number of Unexercised		Value of Unexercised
	Shares		Options/SARs at		In-the-Money Options/SARs
	Acquired on	Value	2006 Year-End (#)		at 2006 Year-End ($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Daniel J. Samela	—	—	20,000	10,000	31,400	15,700
T. Gwynn Davies	—	—	—	—	—	—
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
Compensation of Directors
      Messrs. Donald V. Basso, Timothy L. Largay, and Ronald P. Pettirossi were each paid director’s fees of $40,000 during fiscal year 2006. Mr. Walter McCann was paid $65,000 as Chairman of the Board. In addition, Mr. Pettirossi was paid $7,500 as Chairman of the Audit Committee.
      Under the Company’s medical reimbursement plan for all outside directors, the Company reimburses certain directors the cost of their medical premiums, up to $500 per month. During fiscal 2006, the cost of this plan was approximately $18,000.

Compensation Committee Interlocks and Insider Participation
      The only officers or employees of the Company or any of its subsidiaries, or former officers or employees of the Company or any of its subsidiaries, who participated in the deliberations of the Board concerning executive officer compensation during the fiscal year ended June 30, 2006 were Messrs. Daniel T. Samela and Timothy L. Largay. At the time of such deliberations, Mr. Largay was a director of the Company. Because he does not serve on the Board, Mr. Samela did not participate in any discussions or deliberations regarding his own compensation. Mr. Largay does not receive any compensation for his services as Assistant Secretary.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth information as to the number of shares of the Company’s Common Stock owned beneficially as of September 22, 2006 (except as otherwise indicated) by each director of the Company and each Named Executive Officer listed in the Summary Compensation Table and by all directors and executive officers of the Company as a group:

	Amount and Nature of
	Beneficial Ownership*

Name of Individual or Group	Shares	Options	Percent of Class

Donald Basso	11,000	100,000	**
T. Gwynn Davies	—	—	**
Timothy L. Largay	6,000	100,000	**
Walter McCann	59,368	100,000	**
Robert Mollah	—	—	**
Ronald P. Pettirossi	6,500	100,000	**
Daniel J. Samela	—	20,000	**
Directors and Executive Officers as a Group (a total of 7)	82,868	420,000	**

*	Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed.

**	The percent of class owned is less than 1%.
Equity Compensation Plan Information
      The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s existing equity compensation plan as of June 30, 2006.

Number of Securities
Remaining Available for
	Number of Securities	Weighted Average	Issuance Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants and	Warrants and Rights	Reflected in Column (a))
Plan Category	Rights (a) (#)	(b)($)	(c) (#)

Equity compensation plans approved by security holders	430,000	$1.59	395,000

Item 13 —	Certain Business Relationships and Transactions
      None.

Item 14 —	Principal Accountant Fees and Services
      During the fiscal years ended June 30, 2006 and June 30, 2005, the Company retained its current principal auditor, Deloitte & Touche LLP, to provide services in the following categories and amounts.

Audit Fees
      The aggregate fees paid or to be paid to Deloitte & Touche, LLP for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and the audit of financial statements included in the Annual Report on Form 10-K for the fiscal years ended June 30, 2006 and June 30, 2005 were $295,096 and $195,702, respectively.
Audit-Related Fees
      The aggregate fees paid or to be paid to Deloitte & Touche, LLP in connection with the Company’s filing of a registration statement on Form S-4 for the fiscal year ended June 30, 2006 and June 30, 2005 were $131,500 and $0, respectively.
Tax Fees
      The aggregate fees paid or to be paid to Deloitte & Touche, LLP for tax services was $0 for both the fiscal years ended June 30, 2006 and June 30, 2005.
All Other Fees
      The aggregate fees paid or to be paid to Deloitte & Touche, LLP for other services for the fiscal years ended June 30, 2006 and June 30, 2005 were $3,701 and $0, respectively
Pre-Approval Policies
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
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
      (b) By-Laws, as amended on September 5, 2006, as filed as Exhibit 3.1 to current Report on Form 8-K filed on September 8, 2006 are incorporated by reference.
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
      (t) Loan Agreement between Magellan Petroleum Corporation and Magellan Petroleum Australia Limited, dated as of July 31, 2006, is filed herein.
      11. Statement re computation of per share earnings.
      Not applicable.
      12. Statement re computation of ratios.
      None.
      13. Annual report to security holders, Form 10-Q or quarterly report to security holders.
      Not applicable.

      14. Code of Ethics
      Magellan Petroleum Corporation Standards of Conduct is filed herein.
      16. Letter re change in certifying accountant.
      None
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
Dated: September 27, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel J. Samela Daniel J. Samela	President, Chief Executive Officer, Chief Financial and Accounting Officer	Dated: September 27, 2006

/s/ Donald V. Basso Donald V. Basso	Director	Dated: September 27, 2006

/s/ Timothy L. Largay Timothy L. Largay	Director	Dated: September 27, 2006

/s/ Robert Mollah Robert Mollah	Director	Dated: September 27, 2006

/s/ Walter Mccann Walter Mccann	Director	Dated: September 27, 2006

/s/ Ronald P. Pettirossi Ronald P. Pettirossi	Director	Dated: September 27, 2006

INDEX TO EXHIBITS

10(t)		Loan Agreement between Magellan Petroleum Corporation and Magellan Petroleum Australia Limited, dated as of July 31, 2006.

14	.	Magellan Petroleum Corporation Standards of Conduct.

21	.	Subsidiaries of the Registrant.

23	.	1. Consent of Deloitte & Touche LLP

2. Consent of Paddock Lindstrom & Associates, Ltd.

31	.	Rule 13a-14(a) Certifications.

32	.	Section 1350 Certifications.