Form 10-Q
period 2006-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2006-11-14
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5507
MAGELLAN PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-0842255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Columbus Boulevard, Hartford, Connecticut	06106
(Address of principal executive offices)	(Zip Code)
(860) 293-2006
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     The number of shares outstanding of the issuer’s single class of common stock as of November 14, 2006 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
SEPTEMBER 30, 2006

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2006	2006
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$25,068,342	$21,882,882
Accounts receivable-Trade	4,714,856	4,809,051
Accounts receivable-Working Interest Partners	242,075	413,786
Marketable securities	1,359,329	539,675
Inventories	869,794	734,887
Other assets	278,325	317,496

Total current assets	32,532,721	28,697,777

Deferred income taxes	478,228	1,129,719
Property and equipment:
Oil and gas properties (successful efforts method)	91,294,990	87,831,709
Land, buildings and equipment	2,542,666	2,448,790
Field equipment	811,343	789,921

	94,648,999	91,070,420
Less accumulated depletion, depreciation and amortization	(66,959,573)	(63,287,726)

Net property and equipment	27,689,426	27,782,694

Intangible exploration rights	5,323,347	5,323,347
Goodwill	5,196,412	5,646,747

Total assets	$71,220,134	$68,580,284

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,587,318	$1,856,515
Accrued liabilities	1,991,302	1,919,739
Income taxes payable	101,728	101,746

Total current liabilities	3,680,348	3,878,000

Long term liabilities:
Deferred income taxes	1,638,213	1,435,583
Asset retirement obligations	7,474,802	7,147,261

Total long term liabilities	9,113,015	8,582,844

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares Outstanding 41,500,138 and 41,500,138 shares	415,001	415,001
Capital in excess of par value	73,146,816	73,145,577
Accumulated deficit	(13,382,551)	(14,412,688)
Accumulated other comprehensive loss	(1,752,495)	(3,028,450)

Total stockholders’ equity	58,426,771	56,119,440

Total liabilities and stockholders’ equity	$71,220,134	$68,580,284

Note: The balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
September 30, 2006
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
REVENUES:
Oil sales	$2,925,514	$2,455,048
Gas sales	3,403,398	3,217,938
Other production related revenues	494,252	421,694

Total revenues	6,823,164	6,094,680

COSTS AND EXPENSES:
Production costs	1,791,139	2,209,654
Exploratory and dry hole costs	431,983	1,311,441
Salaries and employee benefits	646,525	676,229
Depletion, depreciation and amortization	2,001,952	1,363,915
Auditing, accounting and legal services	175,805	107,119
Accretion expense	131,767	109,969
Shareholder communications	76,547	52,349
Gain on sale of field equipment	—	(155,106)
Other administrative expenses	191,217	344,059

Total costs and expenses	5,446,935	6,019,629

Operating income	1,376,229	75,051
Interest income	345,121	340,109

Income before income taxes and minority interests	1,721,350	415,160
Income tax provision	(691,213)	(190,347)
Minority interests	—	(252,868)

Net income (loss)	$1,030,137	$(28,055)

Average number of shares:
Basic	41,500,138	25,783,243

Diluted	41,500,138	25,797,638

Net income per share (basic and diluted)	$0.02	$—

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
September 30, 2006
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$1,030,137	$(28,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of field equipment	—	(155,106)
Depletion, depreciation and amortization	2,001,952	1,363,915
Accretion expense	131,767	109,969
Deferred income taxes	884,826	(482,264)
Stock option expense	1,238	—
Minority interests	—	252,868
Exploration and dry hole costs	386,875	1,293,082
Increase (decrease) in operating assets and liabilities:
Accounts receivable	219,553	(486,226)
Other assets	39,171	(102,328)
Inventories	(113,148)	147,504
Accounts payable and accrued liabilities	(19,428)	(140,964)
Income taxes payable	(335)	(26,801)

Net cash provided by operating activities	4,562,608	1,745,594
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	—	155,106
Additions to property and equipment	(1,202,974)	(294,797)
Increase (decrease) in construction payables	(77,623)	1,024,133
Oil and gas exploration activities	(386,875)	(1,293,082)
Marketable securities matured	(969,645)	1,166,268
Marketable securities purchased	149,991	(888,473)

Net cash used in investing activities	(2,487,126)	(130,845)

FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	1,109,978	(67,471)

Net increase in cash and cash equivalents	3,185,460	1,547,278
Cash and cash equivalents at beginning of period	21,882,882	21,733,375

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,068,342	$23,280,653

See accompanying notes.
Supplemental Non cash Investing Activities:
       During the quarter, $667,285 of costs related to oil and gas properties and $200,185 related to deferred income tax liability were reclassified from goodwill.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
SEPTEMBER 30, 2006
ITEM 1: NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
     Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At September 30, 2005, MPC’s principal asset was a 55.13% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL). At September 30, 2006, MPAL is a wholly-owned subsidiary of MPC (See Note 2). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), three petroleum production leases covering the Nockatunga oil field (41% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga filed is located in the Cooper Basin in South Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
     The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. All amounts presented are in United States dollars, unless otherwise noted.
     Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is currently evaluating the impact of adopting FIN 48.
     On September 13, 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which is effective for the Company’s fiscal year ended June, 2007. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The Company believes that SAB 108 will not have a material impact on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to new circumstances. The standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is currently evaluating the potential impacts of SFAS No. 157 on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment to FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other non-owner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and transition asset or obligation. SFAS 158 is effective for the Company as of its June 30, 2007 fiscal year end. Since the Company has no pension or other postretirement plans, SFAS 158 is not expected to impact its financial statements.
Note 2. Acquisition of Minority Interest of MPAL
     During the fourth quarter of fiscal 2006, MPC completed an exchange offer (the Offer) to acquire all of the 44.87% of ordinary shares of MPAL that it did not own. Reasons for the Offer included: (1) simplification of Magellan’s corporate structure, (2) greater liquidity for investors, (3) access to capital on potentially more favorable terms for future strategic initiatives or exploration activities, (4) opportunities for cost reductions leading to organizational efficiencies and (5) the potential improvements in cash flow and tangible asset value per share for Magellan. The Offer consideration was .75 newly-issued shares of MPC common stock and A$0.10 in cash consideration for each of the 20,952,916 MPAL shares that the Company did not own. New MPC shares were issued to MPAL’s Australian shareholders either as MPC registered shares or in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN.”
     The Offer was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the minority interests’ proportionate interest in MPAL’s identifiable assets and liabilities acquired by MPC based upon their estimated fair values. The fair value of the significant assets acquired (primarily oil and gas properties and intangible exploration rights) and the liabilities assumed was determined by management with the assistance of third party valuation experts. This process is not complete, thus the purchase price allocation is subject to refinement. During the quarter, $667,285 of costs related to oil and gas properties and $200,185 related to deferred income tax liability were reclassified from goodwill.
Note 3. Capital and stock options
     On December 8, 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through September 30, 2006, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which were cancelled. No shares have been repurchased during fiscal 2006 and 2007.
     The Company’s 1998 Stock Option Plan (the “Plan”) provides for grants of non-qualified stock options principally at an option price per share of 100% of the fair value of the Company’s common stock on the date of the grant and for a term greater than 10 years.. The Plan has 1,000,000 shares authorized for awards of equity share options. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the vesting period, which is also the requisite service period. The 400,000 options granted to Directors on November 28, 2005 had an immediate vesting period.
     Under the modified prospective application permitted by SFAS 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense has been and will continue to be recorded for the unvested portion of previously issued awards that were outstanding at July 1, 2005 (date of adoption of SFAS 123(R)) using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. For the three month period ended September 30, 2006 and 2005, the Company recorded stock-based compensation expense for the cost of stock options of approximately $1,300 and $2,500 (both pre-tax and post-tax or $.00 per basic and diluted share), respectively.
     The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company’s grants on July 1, 2004 and November 28, 2005, respectively were: risk free interest rate - 4.95% and 4.58%, expected life — 10 years and 5 years, expected volatility -.518 and .627, expected dividend -0. The expected life of the options granted on November 28, 2005 was determined under the “simplified” method described in SEC Staff Accounting Bulletin No. 107.

				Fair Market
	Expiration	Number of		Value at
Options Outstanding	Dates	Shares	Exercise Prices($)	Grant Date
June 30, 2004		595,000	(1.28 weighted average price)
Granted	Jul. 2014	30,000	1.45	$43,500
Expired		(595,000)	1.28

June 30, 2005		30,000	1.45
Granted	Nov. 2015	400,000	1.60	$640,000

September 30, 2006		430,000	(1.59 weighted average price)

     The weighted average remaining contractual term as of September 30 and June 30, 2006 is 8.7 and 8.8 years respectively.
     As of September 30 and June 30, 2006, there was $2,062 and $3,300, respectively of total unrecognized compensation costs related to stock options, which is expected to be recognized in fiscal 2007.
SUMMARY OF OPTIONS OUTSTANDING AT SEPTEMBER 30, 2006

	EXPIRATION			EXERCISE
	DATES	TOTAL	VESTED	PRICES ($)
Granted 2004	Jul. 2014	30,000	20,000	1.45
Granted 2006	Nov. 2015	400,000	400,000	1.60

OPTIONS RESERVED FOR FUTURE GRANTS		395,000

Note 4. Comprehensive (loss) income
     Total comprehensive (loss) income during the three month periods ended September 30, 2006 and 2005 was as follows:

			ACCUMULATED
	THREE MONTHS ENDED		OTHER
	SEPTEMBER 30,		COMPREHENSIVE
	2006	2005	LOSS
Balance at June 30, 2006			$(3,028,450)
Net income (loss)	$1,030,137	$(28,055)
Foreign currency translation adjustments	1,275,955	(65,760)	1,275,955

Total comprehensive income (loss)	$2,306,092	$(93,815)

Balance at September 30, 2006			$(1,752,495)

Note 5. Earnings per share
     Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. For the periods ended September 30, 2006 and 2005, the Company did not have any stock options that were issued that had a strike price below the average stock price for the quarter. The Company’s basic and diluted calculations of EPS are the same in 2006 because the vesting of 430,000 in 2006 and 30,000 in 2005 of outstanding options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.
Note 6. Segment Information
     The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL. Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Revenues:
MPC	$1	$22
MPAL	6,822	6,073

Total consolidated revenues	$6,823	$6,095

Net income (loss):
MPC	$(424)	$(303)
MPAL	1,454	275

Consolidated net income (loss)	$1,030	$(28)

Note 7. Exploration and Dry Hole Costs

     These costs relate primarily to the exploration work being performed on MPAL’s properties. The dry holes were drilled on MPAL properties in Australia and the United Kingdom. During the 2006 quarter, the Company incurred costs of $97,000 for PEDL 098, PEDL 126 and PEDL 155 in the United Kingdom and $60,000 in the Nockatunga field in Australia.
Note 8. Asset Retirement Obligations
     A reconciliation of the Company’s asset retirement obligations for the three months ended September 30, 2006 was as follows:

Balance at July 1, 2006	$7,147,261
Liabilities incurred	—
Liabilities settled	—
Accretion expense	131,767
Revisions to estimate	—
Exchange effect	195,774

Balance at September 30, 2006	$7,474,802

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

Goodwill and Intangibles
     Goodwill and intangible exploration rights are not amortized. The Company evaluates goodwill and intangible exploration rights for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142 “Goodwill and Other Intangible Assets.” There was no impairment of goodwill or intangible exploration rights as of September 30, 2006.
Asset Retirement Obligations
     SFAS 143, “Accounting for Asset Retirement Obligations” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is currently evaluating the impact of adopting FIN 48.
     On September 13, 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which is effective for the Company’s fiscal year ended June, 2007. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The Company believes that SAB 108 will not have a material impact on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to new circumstances. The standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is currently evaluating the potential impacts of SFAS No. 157 on its financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment to FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other non-owner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and transition asset or obligation. SFAS 158 is effective for the Company as of its June 30, 2007 fiscal year end. Since the Company has no pension or other postretirement plans, SFAS 158 is not expected to impact its financial statements.
Executive Summary
     Magellan Petroleum Corporation (MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves.
     MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), and three petroleum production leases covering the Nockatunga oil field (41% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga filed is located in the Cooper Basin in South Australia . Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field and a 65% interest in the Mereenie field.
     MPAL is refocusing its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio.
     MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company received cash of $1,323 from this investment during the 2006 quarter.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated
     At September 30, 2006 the Company on a consolidated basis had approximately $25.1 million of cash and cash equivalents and $1.4 million of marketable securities.
     Net cash provided by operations was $4,562,608 in 2006 versus $1,745,594 in 2005. The increase in cash provided by operations is primarily related to an increase in net income of $1,058,192, an increase in non cash items of $1,024,194 and an increase in operating assets of $734,628.
     The Company invested $1,667,472 and $563,746 in oil and gas exploration activities during the three months ended September 30, 2006 and 2005, respectively. The net increase is due to the decline in construction payables in 2007. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.
Effect of exchange rate changes
     The value of the Australian dollar relative to the U.S. dollar increased 2.7% to $.7499 at September 30, 2006, compared to a value of $.7301 at June 30, 2006.
As to MPC
     At September 30, 2006, MPC, on an unconsolidated basis, had working capital of approximately $2.2 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and future cash requirements.
     In August 2006, a dividend of approximately $5.9 million was received from MPAL. Also in August 2006, MPC loaned approximately $4.1 million to MPAL payable August, 2011. Interest at the rate of 5.84% on the loan will be paid annually. The tax effect of these transactions was recorded in fiscal year 2006.

     On December 8, 2000, MPC announced a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through September 30, 2006, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which were cancelled. No shares have been repurchased during fiscal 2006 and 2007.
As to MPAL
     At September 30, 2006, MPAL had working capital of approximately $26.7 million. MPAL had budgeted approximately $13.4 million for specific exploration projects in fiscal year 2007 as compared to $.7 million expended in the first quarter of 2007. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.
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
OFF BALANCE SHEET ARRANGEMENTS
     We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties. The following is a summary of our consolidated contractual obligations:
CONTRACTUAL OBLIGATIONS

	PAYMENTS DUE BY PERIOD
					MORE
		LESS THAN			THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Operating Lease Obligations	517,000	190,000	327,000	—	—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	7,475,000	174,000	4,894,000	—	2,407,000

Total	$11,372,000	$3,744,000	$5,221,000	$—	2,407,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $15,284,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $1,158,000 (less than 1 year), $14,126,000 (1-3 years), $0 (3-5 years).
THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. SEPTEMBER 30, 2005
REVENUES
     OIL SALES INCREASED 19% in the 2006 quarter to $2,926,000 from $2,455,000 in 2005 because of the 6.6% increase in the average sales price per barrel and the 10% volume increase due mostly to Kiana-1 in the Cooper Basin. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2006 SALES		2005 SALES
		AVERAGE PRICE		AVERAGE PRICE
	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL
Australia:
Mereenie field	24,911	89.35	27,237	85.88
Cooper Basin	7,003	92.82	941	93.25
Nockatunga project	7,965	87.39	8,074	76.73

Total	39,879	89.55	36,252	84.04

     GAS SALES INCREASED 6% to $3,403,000 in 2006 from $3,218,000 in 2005 due mostly to the 7% increase in the average price per mcf sold. Due to a development well (L-38) drilled in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling cost is absorbed. We currently estimate that it will take approximately nine months for the operator to recover the Company’s share of the well’s costs from the Company’s carried interest account. Accordingly, the Company does not expect to receive any revenues from the L-38 well until the third or fourth quarter of fiscal 2007 at the earliest.

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Australia	$3,402,000	$3,196,000
Canada	1,000	22,000

Total	$3,403,000	$3,218,000

     The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2006 SALES		2005 SALES
		A.$ AVERAGE		A.$ AVERAGE
		PRICE PER		PRICE PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	.395	2.19	.464	2.16
Australia: Mereenie	1.039	3.17	.966	2.98

Total	1.434	2.89	1.430	2.70

     OTHER PRODUCTION RELATED REVENUES INCREASED 17% to $494,000 in 2006 from $422,000 in 2005. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues. The revenue increase is due to higher sales volume from the Mereenie field in 2006.
COSTS AND EXPENSES
     PRODUCTION COSTS DECREASED 19% in 2006 to $1,791,000 from $2,210,000 in 2005. The decrease in 2006 was primarily the result of decreased expenditures in the Mereenie field due to the completion of the workover program in 2005 ($649,000), offset partially by increased expenditures in the Palm Valley field ($90,000), the Nockatunga field ($52,000) and the Cooper Basin ($88,000).
     EXPLORATORY AND DRY HOLE COSTS DECREASED 67% to $432,000 in 2006 from $1,311,000 in 2005. These costs related to the exploration work performed on MPAL’s properties. The primary reasons for the decrease in 2006 were lower expenditures in the United Kingdom ($228,000), the Nockatunga project ($96,000), the Cooper Basin ($455,000) and New Zealand ($82,000).
     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 47% from $1,364,000 in 2005 to $2,002,000 in 2006. This increase is mostly due to the step-up value of MPAL’s oil and gas properties acquired during fiscal 2006 ($390,000) (see note 2) and the depreciation of the revised asset retirement obligation recorded in fiscal 2006 ($124,000).
     AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 64% IN 2006 to $176,000 from $107,000 in 2005 due to higher accounting and auditing costs relating to the reviews and audit of the Company’s consolidated financial statements.

     ACCRETION EXPENSE INCREASED 20% IN THE 2006 PERIOD from $110,000 in 2005 to $132,000 in 2006. This is due mostly to accretion of the revised asset retirement obligation recorded in fiscal 2006 ($24,000).
     SHAREHOLDER COMMUNICATIONS COSTS INCREASED 48% from $52,000 in 2005 to $77,000 in 2006 primarily because of MPC’s increased costs due to the Exchange Offer ($45,000) offset partially by a decrease in MPAL public company costs ($24,000).
     OTHER ADMINISTRATIVE EXPENSES DECREASED 44% from $344,000 in 2005 to $191,000 in 2006. The decrease in the 2006 period is primarily due to lower costs related to consulting ($19,000), insurance ($69,000), bad debts ($32,000) and rent ($17,000).
INCOME TAXES
     INCOME TAX PROVISION INCREASED IN 2006 to a tax provision of $691,213 from a tax provision of $190,347 in 2005 because of higher book taxable income in 2006. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2006	2005
Income before income taxes and minority interests	$1,721	$415

Tax at 30%	516	125
MPC’s non Australian loss (a)	126	89
Non-taxable revenue from Australian government sources	(84)	(75)
MPAL non-taxable foreign income (New Zealand)	5	—
Depletion on step up basis – oil & gas properties	128	38
Other permanent differences	—	5

Australian income tax (benefit) provision	691	182
MPC income tax provision(a)	—	8

Consolidated Income tax provision	$691	$190

Current income tax provision	$39	$670
Deferred income tax (benefit) provision	652	(480)

Income tax provision	$691	$190

Effective tax rate	40%	46%

(a)	While MPC did recognize a deferred tax for its non-Australian income tax losses during the 2005 and 2006 quarters, it is not likely that such deferred assets will be realized and have been fully reserved for.
     MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Tax Office (“ATO”) is conducting an audit regarding the Australian income tax returns of MPAL for the years 1997- 2005. The Company believes that the ATO inquiry relates to, among other things, certain income tax deductions taken by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. Because the ATO’s inquiry is preliminary and ongoing, the Company is not currently able to determine whether the results of the ATO’s inquiry would have a material adverse impact on the Company’s financial condition or results of operations.
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.7499 AT SEPTEMBER 30, 2006 compared to a value of $.7301 at June 30, 2006. This resulted in a $1,275,955 credit to the foreign currency translation adjustments account for the three months ended September 30, 2006. The average exchange rate used to translate MPAL’s operations in Australia was $.7571 for the quarter ended September 30, 2006, which was a .4% decrease compared to the $.7601 rate for the quarter ended September 30, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 2006, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $26 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $682,000 and $545,000, respectively. For the three month period ended September 30, 2006, oil sales represented approximately 46% of production revenues. Based on the current quarter’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $293,000. Gas sales, which represented approximately 54% of production revenues in the current quarter, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.
     Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II — OTHER INFORMATION
SEPTEMBER 30, 2006
ITEM 1 LEGAL PROCEEDINGS
     MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Tax Office (“ATO”) is conducting an audit regarding the Australian income tax returns of MPAL for the years 1997- 2005. The Company believes that the ATO inquiry relates to, among other things, certain income tax deductions taken by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. Because the ATO’s inquiry is preliminary and ongoing, the Company is not currently able to determine whether the results of the ATO’s inquiry would have a material adverse impact on the Company’s financial condition or results of operations.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

			TOTAL NUMBER OF SHARES
			PURCHASED AS PART OF	MAXIMUM NUMBER OF SHARES
	TOTAL NUMBER OF	AVERAGE PRICE	PUBLICLY ANNOUNCED PLAN	THAT MAY YET BE
PERIOD	SHARES PURCHASED	PAID SHARE	(1)	PURCHASED UNDER PLAN
July 1-31, 2006	0	0	0	319,150
Aug. 1-31, 2006	0	0	0	319,150
Sept. 1-30, 2006	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2006, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.
ITEM 6. EXHIBITS
31.	Rule 13a-14(a) Certifications.

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
SEPTEMBER 30, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION Registrant

Date: November 14, 2006	By	/s/ Daniel J. Samela Daniel J. Samela, President and Chief Executive Officer,
Chief Financial and Accounting Officer