Form 10-Q
period 2006-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2007-02-13
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5507
MAGELLAN PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-0842255 (I.R.S. Employer Identification No.)

10 Columbus Boulevard, Hartford, Connecticut (Address of principal executive offices)	06106 (Zip Code)
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
Large accelerated filer ☐ Accelerated filer ☐       Non-accelerated filer ☑
     The number of shares outstanding of the issuer’s single class of common stock as of February 6, 2007 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
DECEMBER 31, 2006

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2006	2006
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$29,052,509	$21,882,882
Accounts receivable-trade	6,434,113	4,809,051
Accounts receivable-working interest partners	—	413,786
Marketable securities	385,348	539,675
Inventories	766,904	734,887
Income tax receivable	385,622	—
Other assets	255,749	317,496

Total current assets	37,280,245	28,697,777

Deferred income taxes	240,874	1,129,719
Property and equipment:
Oil and gas properties (successful efforts method)	96,834,561	87,831,709
Land, buildings and equipment	2,695,925	2,448,790
Field equipment	851,699	789,921

	100,382,185	91,070,420
Less accumulated depletion, depreciation and amortization	(73,057,672)	(63,287,726)

Net property and equipment	27,324,513	27,782,694

Intangible exploration rights	5,323,347	5,323,347
Goodwill	5,219,167	5,646,747

Total assets	$75,388,146	$68,580,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,614,326	$1,856,515
Accounts payable-working interest partners	690,629	—
Accrued liabilities	1,534,866	1,919,739
Income taxes payable	—	101,746

Total current liabilities	4,839,821	3,878,000

Long term liabilities:
Deferred income taxes	1,638,213	1,435,583
Asset retirement obligations	7,976,905	7,147,261

Total long term liabilities	9,615,118	8,582,844

Contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares: Outstanding 41,500,325 and 41,500,138 shares	415,001	415,001
Capital in excess of par value	73,150,527	73,145,577
Accumulated deficit	(13,390,459)	(14,412,688)
Accumulated other comprehensive income (loss)	758,138	(3,028,450)

Total stockholders’ equity	60,933,207	56,119,440

Total liabilities and stockholders’ equity	$75,388,146	$68,580,284

Note: The balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
December 31, 2006
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
REVENUES:
Oil sales	$3,227,393	$2,184,124	$6,152,907	$4,639,172
Gas sales	4,490,952	3,715,290	7,894,350	6,933,228
Other production related revenues	695,740	559,604	1,189,992	981,298

Total revenues	8,414,085	6,459,018	15,237,249	12,553,698

COSTS AND EXPENSES:
Production costs	1,806,267	1,949,329	3,597,406	4,158,983
Exploration and dry hole costs	2,541,280	846,517	2,973,263	2,157,958
Salaries and employee benefits	394,972	334,588	710,102	681,040
Depletion, depreciation and amortization	2,762,867	1,539,840	4,764,819	2,902,144
Auditing, accounting and legal services	148,204	118,152	324,009	215,589
Accretion expense	134,413	108,747	266,179	218,716
Shareholder communications	159,342	85,181	235,890	137,530
Loss (gain) on sale of field equipment	—	5,339	—	(149,767)
Other administrative expenses	644,969	1,032,540	1,167,581	1,717,669

Total costs and expenses	8,592,314	6,020,233	14,039,249	12,039,862

Operating (loss) income	(178,229)	438,785	1,198,000	513,836
Interest income	425,793	321,117	770,913	661,226

Income before income taxes and minority interests	247,564	759,902	1,968,913	1,175,062
Income tax provision	(255,471)	(424,910)	(946,684)	(615,257)

(Loss) income before minority interests	(7,907)	334,992	1,022,229	559,805
Minority interests	—	(561,176)	—	(814,044)

NET (LOSS) INCOME	(7,907)	(226,184)	1,022,229	(254,239)

Average number of shares outstanding
Basic	41,500,325	25,783,243	41,500,325	25,783,243

Diluted	41,500,325	25,783,243	41,500,325	25,783,243

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)	$(.00)	$(.01)	$.02	$(.01)

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	DECEMBER 31,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$1,022,229	$(254,239)
Adjustments to reconcile net income loss to net cash provided by operating activities:
Gain from sale of field equipment	—	(149,767)
Depletion, depreciation and amortization	4,764,819	2,905,331
Accretion expense	266,179	218,716
Deferred income taxes	1,180,020	(661,172)
Minority interests	—	814,044
Exploration and dry hole costs	2,861,197	1,917,812
Stock option expense	4,950	520,774
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(1,234,337)	(370,086)
Other assets	61,748	59,592
Inventories	26,709	(237,161)
Accounts payable and accrued liabilities	(600,474)	(305,355)
Income taxes payable	(469,226)	(57,249)

Net cash provided by operating activities	7,883,814	4,401,240
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	—	149,767
Additions to property and equipment	(2,260,338)	(1,150,482)
Increase (decrease) in construction payables	1,830,464	(868,723)
Oil and gas exploration activities	(2,861,197)	(1,917,812)
Marketable securities matured	539,675	1,952,880
Marketable securities purchased	(385,347)	(2,018,433)
Deferred acquisition costs	—	(869,609)

Net cash used in investing activities	(3,136,743)	(4,722,412)

FINANCING ACTIVITIES:
Dividends to MPAL minority shareholders	—	(765,641)

Net cash used in financing activities	—	(765,641)

Effect of exchange rate changes on cash and cash equivalents	2,422,556	(986,811)

Net increase (decrease) in cash and cash equivalents	7,169,627	(2,073,624)
Cash and cash equivalents at beginning of period	21,882,882	21,733,375

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,052,509	$19,659,751

Cash Payments:
Income Taxes	487,312	1,326,997
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
December 31, 2006
ITEM 1: NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
     Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At December 31, 2005, MPC’s principal asset was a 55.13% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL). At December 31, 2006, MPAL is a wholly-owned subsidiary of MPC (See Note 2). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), three petroleum production leases covering the Nockatunga oil field (41% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga filed is located in the Cooper Basin in South Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
     The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. All amounts presented are in United States dollars, unless otherwise noted.
     Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with current financial statement presentation. Reclassifications associated with the 2005 consolidated statements of operations primarily resulted in a decrease in salaries and employee benefits and an increase in other administrative expenses. For the three months and six months ended December 31, 2005, these amounts were $298,410 and $628,187, respectively.
     Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is currently evaluating the impact of adopting FIN 48 (see Note 9).
     On September 13, 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which is effective for the Company’s fiscal year ended June 30, 2007. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The Company believes that SAB 108 will not have a material impact on the consolidated financial statements.
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
     The Offer was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the minority interests’ proportionate interest in MPAL’s identifiable assets and liabilities acquired by MPC based upon their estimated fair values. The fair value of the significant assets acquired (primarily oil and gas properties and intangible exploration rights) and the liabilities assumed was determined by management with the assistance of third party valuation experts. This process is not yet complete, thus the purchase price allocation is subject to future refinement through June 30, 2007 (one year after the consummation of the purchase). During the six month period ended December 31, 2006, goodwill was reduced by $427,580, representing an increase of $667,285 to oil and gas properties and a decrease of $200,185 related to deferred income tax liabilities in connection with the ongoing refinement of the purchase price allocation.
Note 3. Capital and stock options
     MPC has a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through December 31, 2006, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which were cancelled. No shares have been repurchased during fiscal 2006 and 2007.
     The Company’s 1998 Stock Option Plan (the “Plan”) provides for grants of non-qualified stock options principally at an option price per share of 100% of the fair value of the Company’s common stock on the date of the grant and for a term not greater than 10 years. The Plan has 1,000,000 shares authorized for awards of equity share options. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the vesting period, which is also the requisite service period. The 400,000 options granted to Directors on November 28, 2005 had an immediate vesting period.
     Under the modified prospective application permitted by SFAS 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense has been and will continue to be recorded for the unvested portion of previously issued awards that were outstanding at July 1, 2005 (date of adoption of SFAS 123(R)) using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. For the three month periods ended December 31, 2006 and 2005, the Company recorded stock-based compensation expense for the cost of stock options of $1,239 and $518,296 (both pre-tax and post-tax or $.00 per basic and diluted share), respectively. For the six month periods ended December 31, 2006 and 2005, the Company recorded stock-based compensation expense for the cost of stock options of $4,950 and $520,774 (both pre-tax and post-tax or $.00 per basic and diluted share), respectively.
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

				Fair Market
	Expiration	Number of		Value at
Options Outstanding	Dates	Shares	Exercise Prices($)	Grant Date
June 30, 2004		595,000	(1.28 weighted average price)
Granted	Jul. 2014	30,000	1.45	$43,500
Expired		(595,000)	1.28

June 30, 2005		30,000	1.45
Granted	Nov. 2015	400,000	1.60	$640,000

December 31, 2006		430,000	(1.59 weighted average price)

     The weighted average remaining contractual term as of December 31 and June 30, 2006 is 8.4 and 8.8 years respectively.
     As of December 31 and June 30, 2006, there was $4,950 and $3,300, respectively of total unrecognized compensation costs related to stock options, which is expected to be recognized in fiscal 2007.
SUMMARY OF OPTIONS OUTSTANDING AT DECEMBER 31, 2006

	EXPIRATION			EXERCISE
	DATES	TOTAL	VESTED	PRICES ($)
Granted 2004	Jul. 2014	30,000	20,000	1.45
Granted 2006	Nov. 2015	400,000	400,000	1.60
OPTIONS RESERVED FOR FUTURE GRANTS		395,000

Note 4. Comprehensive income (loss)
     Total comprehensive income (loss) during the three and six month periods ended December 31, 2006 and 2005 was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		ACCUMULATED OTHER
					COMPREHENSIVE
	2006	2005	2006	2005	(INCOME)LOSS
Balance at June 30, 2006					$(3,028,450)
Net (loss) income	(7,907)	(226,184)	1,022,229	(254,239)
Foreign currency translation adjustments	2,510,633	(1,148,430)	3,786,588	(1,214,190)	3,786,588

Total comprehensive income (loss)	$2,502,726	$(1,374,614)	$4,808,817	$(1,468,429)

Balance at December 31, 2006					$758,138

Note 5. Earnings per share
     Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. For the three and six month periods ended December 31, 2006, the Company did not have any stock options that were issued that had a strike price below the average stock price for the quarter. For the three and six month periods ended December 31, 2005, the Company had 430,000 and 30,000 outstanding options that were antidilutive as the Company reported a loss from continuing operations for the respective periods.
Note 6. Segment Information
     The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL. Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
Revenues:
MPC	$—	$30	$1	$51
MPAL	8,414	6,429	15,236	12,503

Total consolidated revenues	$8,414	$6,459	$15,237	$12,554

Net (loss) income:
MPC	$(432)	$(875)	(855)	(1,178)
MPAL	424	649	1,877	924

Consolidated net (loss) income	$(8)	$(226)	1,022	(254)

	SIX MONTHS ENDED	YEAR ENDED
	DECEMBER 31, 2006	JUNE 30, 2006
Assets:
MPC(1)	63,078	62,248
MPAL	68,748	61,811
Equity elimination	(56,438)	(55,479)

Total consolidated assets	75,388	68,580

(1)  Goodwill of $5,219,000 is attributable to MPC.

Note 7. Exploration and Dry Hole Costs
     These costs relate primarily to the exploration work being performed on MPAL’s properties. The dry holes were drilled on MPAL properties in Australia. During the quarter ended December 31, 2006, the Company incurred costs of $1,900,000 for PELA 107 and $55,000 for PEL 95 in the Cooper Basin.
Note 8. Asset Retirement Obligations
     A reconciliation of the Company’s asset retirement obligations for the six months ended December 31, 2006 was as follows:

Balance at July 1, 2006	$7,147,261
Liabilities incurred	—
Liabilities settled	—
Accretion expense	266,179
Revisions to estimate	—
Exchange effect	563,465

Balance at December 31, 2006	$7,976,905

Note 9 Contingencies
     MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The Company believes that the ATO inquiry is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. Due to the preliminary and uncertain nature of this matter, the Company is unable at this time to determine 1) whether a possible assessment will result from the ATO’s audit or 2) the magnitude of any possible assessment if any such assessment is issued. Therefore, no loss contingency has been recorded at December 31, 2006. However, the Company believes that if an assessment is issued by the ATO and if such assessment is upheld, it could have a material adverse impact on the Company’s financial condition and results of operations.
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
Goodwill and Intangibles
     Goodwill and intangible exploration rights are not amortized. The Company evaluates goodwill and intangible exploration rights for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142 “Goodwill and Other Intangible Assets.” During the six month period ended December 31, 2006, goodwill was reduced by $427,580, representing an increase of $667,285 to oil and gas properties and a decrease of $200,185 related to deferred income tax liabilities in connection with the ongoing refinement of the purchase price allocation. There was no impairment of goodwill or intangible exploration rights as of December 31, 2006.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is currently evaluating the impact of adopting FIN 48 (see Item 2, income taxes).
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
     MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), and three petroleum production leases covering the Nockatunga oil field (41% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in South Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field and a 65% interest in the Mereenie field.
     MPAL is refocusing its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio.
     MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated
     At December 31, 2006 the Company on a consolidated basis had approximately $29.1 million of cash and cash equivalents and $0.4 million of marketable securities.
     Net cash provided by operations was $7,833,814 in 2006 versus $4,401,240 in 2005. The increase in cash provided by operations is primarily related to an increase in net income of $1,276,468, an increase in non cash items of $3,511,427 and a decrease in operating assets of $1,305,321.
     The Company invested $3,291,071 and $3,937,017 in oil and gas exploration activities during the six months ended December 31, 2006 and 2005, respectively. The net decrease is due to an increase in construction payables offset by increased expenditures for property and equipment and oil and gas exploration activities for the six months ended December 31, 2006. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.
Effect of exchange rate changes
     The value of the Australian dollar relative to the U.S. dollar increased 7.8% to $.7872 at December 31, 2006, compared to a value of $.7301 at June 30, 2006.

As to MPC
     At December 31, 2006, MPC, on an unconsolidated basis, had working capital of approximately $1.4 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and future cash requirements.
     In August 2006, a dividend of approximately $5.9 million was received from MPAL. Also in August 2006, MPC loaned approximately $4.1 million to MPAL payable August, 2011. Interest at the rate of 5.84% on the loan will be paid annually. The tax effect of these transactions was recorded in fiscal year 2006.
     MPC has a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through December 31, 2006, MPC had purchased 680,850 of its shares at a cost of approximately $686,000, all of which were cancelled. No shares have been repurchased during fiscal 2006 and 2007.
As to MPAL
     At December 31, 2006, MPAL had working capital of approximately $31.1 million. MPAL has budgeted approximately $13.4 million for specific exploration projects in fiscal year 2007 as compared to $3.6 million expended in the six months ended December 31, 2006. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.
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
OFF BALANCE SHEET ARRANGEMENTS
     The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties. The following is a summary of our consolidated contractual obligations:
CONTRACTUAL OBLIGATIONS

	PAYMENTS DUE BY PERIOD
					MORE
		LESS THAN			THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Operating Lease Obligations	470,000	191,000	279,000	—	—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	7,977,000	183,000	5,233,000	—	2,561,000

Total	$11,827,000	$3,754,000	$5,512,000	$—	2,561,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $15,284,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $1,158,000 (less than 1 year), $14,126,000 (1-3 years), $0 (3-5 years).

THREE MONTHS ENDED DECEMBER 31, 2006 VS. DECEMBER 31, 2005
REVENUES
     OIL SALES INCREASED 48% in the 2006 quarter to $3,227,000 from $2,184,000 in 2005 because of the 52% increase in volume due mostly to the Nockatunga project, partially offset by the 4% decrease in average sales price per barrel. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,
	2006 SALES		2005 SALES
		AVERAGE PRICE		AVERAGE PRICE
	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL
Australia:
Mereenie field	27,871	74.01	25,806	75.02
Cooper Basin	4,010	72.41	3,680	82.62
Nockatunga project	23,037	69.27	6,762	71.14

Total	54,918	71.92	36,248	75.05

     GAS SALES INCREASED 21% to $4,491,000 in 2006 from $3,715,000 in 2005 due mostly to the 14% increase in the average price per mcf sold. Due to a development well (L-38) drilled in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling cost is absorbed. Accordingly, the Company does not expect to receive any revenues from the L-38 well until the fourth quarter of fiscal 2007 at the earliest.
     Gas sales by country are as follows:

	THREE MONTHS ENDED
	DECEMBER 31,
	2006	2005
Australia	$4,491,000	$3,686,000
Canada	—	29,000

Total	$4,491,000	$3,715,000

     The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,
	2006 SALES		2005 SALES
		A.$ AVERAGE		A.$ AVERAGE
		PRICE PER		PRICE PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	.385	2.20	.448	2.17
Australia: Mereenie	1.250	3.57	1.135	3.11

Total	1.636	3.24	1.583	2.83

     OTHER PRODUCTION RELATED REVENUES INCREASED 24% to $696,000 in 2006 from $560,000 in 2005. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues. The revenue increase is due to higher sales volume from the Mereenie field in 2006.
COSTS AND EXPENSES
     PRODUCTION COSTS DECREASED 7% in 2006 to $1,806,000 from $1,949,000 in 2005. The decrease in 2006 was primarily the result of decreased expenditures in the Mereenie field due to the completion of the workover program in 2005 ($247,000), offset partially by increased expenditures in the Nockatunga field ($62,000) and the Cooper Basin ($42,000).
     EXPLORATION AND DRY HOLE COSTS INCREASED 200% to $2,541,000 in 2006 from $847,000 in 2005. These costs related to the exploration work performed on MPAL’s properties. The primary reason for the increase in 2006 was the increased drilling costs related to the Cooper Basin. ($1,530,000).

     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 79% from $1,540,000 in 2005 to $2,763,000 in 2006. This increase is mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 ($472,000) (see note 2), depreciation of the revised asset retirement obligation recorded in fiscal 2006 ($181,000), and increased depletion in the Nockatunga project due to increased production ($342,000).
     AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 25% in 2006 to $148,000 from $118,000 in 2005 due to higher accounting and auditing costs relating to the reviews and audit of the Company’s consolidated financial statements.
     ACCRETION EXPENSE INCREASED 23% in 2006 from $109,000 in 2005 to $134,000 in 2006. This is due mostly to accretion of the revised asset retirement obligation recorded in fiscal 2006 ($24,000).
     SHAREHOLDER COMMUNICATIONS COSTS INCREASED 87% from $85,000 in 2005 to $159,000 in 2006 primarily because of MPC’s increased costs due to the Exchange Offer and an increase in MPC’s public company costs.
     OTHER ADMINISTRATIVE EXPENSES DECREASED 38% from $1,033,000 in 2005 to $645,000 in 2006. The decrease in the 2006 period is primarily due to a non cash charge for directors’ stock option expense of $516,000 recorded during the quarter ended December 31, 2005.
INCOME TAXES
     INCOME TAX PROVISION DECREASED in 2006 to $255,471 from $424,910 in 2005. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2006	2005
Income before income taxes and minority interests	$248	$760

Tax at 30%	74	228
MPC’s non Australian loss (a)	129	260
Non-taxable revenue from Australian government sources	(114)	(91)
MPAL non-taxable foreign income (New Zealand)	2	12
Depletion on step up basis of oil & gas properties	165	12

Australian income tax provision	256	421
MPC income tax provision(a)	—	4

Consolidated income tax provision	$256	$425

Current income tax provision	$19	$561
Deferred income tax provision (benefit)	237	(136)

Income tax provision	$256	$425

Effective tax rate	103%	56%

(a)	While MPC did recognize a deferred tax for its non-Australian income tax losses during the 2005 and 2006 quarters, it is not likely that such deferred assets will be realized and therefore have been fully reserved for.
     MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the ATO is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The Company believes that the ATO inquiry is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. Due to the preliminary and uncertain nature of this matter, the Company is unable at this time to determine 1) whether a possible assessment will result from the ATO’s audit or 2) the magnitude of any possible assessment if any such assessment is issued. Therefore, no loss contingency has been recorded at December 31, 2006. However, the Company believes that if an assessment is issued by the ATO and if such assessment is upheld, it could have a material adverse impact on the Company’s financial condition and results of operations.
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.7872 AT DECEMBER 31, 2006 compared to a value of $.7499 at September 30, 2006. This resulted in a $2,510,633 credit to the foreign currency translation adjustments account for the three months ended December 31, 2006. The average exchange rate used to translate MPAL’s operations in Australia was $.7700 for the quarter ended December 31, 2006, which was a 3.4% increase compared to the $.7447 rate for the quarter ended December 31, 2005.
SIX MONTHS ENDED DECEMBER 31, 2006 VS. DECEMBER 31, 2005
REVENUES
     OIL SALES INCREASED 33% in the six months to $6,153,000 from $4,639,000 in 2005 primarily because of a 31% volume increase due mostly to volume increases in Kiana-1 in the Cooper Basin and the Nockatunga project. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	SIX MONTHS ENDED DECEMBER 31,
	2006 SALES		2005 SALES
		AVERAGE		AVERAGE
		PRICE		PRICE
	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL
Australia:
Mereenie field	52,782	81.25	53,043	80.60
Cooper Basin	11,013	85.39	4,621	84.78
Nockatunga project	31,002	73.93	14,835	74.18

Total	94,797	79.33	72,499	79.55

     GAS SALES INCREASED 14% to $7,894,000 in 2006 from $6,933,000 in 2005. The increase was the result of an increase in volume and an increase in price per mcf sold.

	SIX MONTHS ENDED
	DECEMBER 31,
	2006	2005
Australia	$7,893,000	$6,882,000
Canada	1,000	51,000

Total	$7,894,000	$6,933,000

     During the 2006 period, the volume of gas sold in Australia increased 2%, and the average price of gas sold increased 11%. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	SIX MONTHS ENDED DECEMBER 31,
		2006 SALES		2005 SALES
		A.$ AVERAGE		A.$ AVERAGE
		PRICE		PRICE
		PER		PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	.781	2.20	.912	2.16
Australia: Mereenie	2.289	3.39	2.101	3.05

Total	3.070	3.08	3.013	2.77

     OTHER PRODUCTION RELATED REVENUES INCREASED 21% to $1,190,000 in 2006 from $981,000 in 2005. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues. The revenue increase is due to higher sales volume from the Mereenie field in 2006.

COSTS AND EXPENSES
     PRODUCTION COSTS DECREASED 14% IN 2006 to $3,597,000 from $4,159,000 in 2005. The decrease in 2006 was primarily the result of decreased expenditures in the Mereenie field due to the completion of the workover program in 2005 ($806,000), offset partially by increased expenditures in the Nockatunga field ($115,000) and the Cooper Basin ($130,000).
     EXPLORATION AND DRY HOLE COSTS INCREASED 38% to $2,973,000 in 2006 from $2,158,000 in 2005. These costs related to the exploration work performed on MPAL’s properties. The primary reason for the increase in 2006 was the higher drilling costs related to the Cooper Basin. ($1,075,000) partially offset by lower expenditures in New Zealand ($109,000) and the Nockatunga project ($178,000)
     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 64% from $2,902,000 in 2005 to $4,765,000 in 2006. This increase is mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 ($863,000) (see note 2) and the depreciation of the revised asset retirement obligation recorded in fiscal 2006 ($305,000), and increased depletion in the Nockatunga project due to increased production ($393,000).
     AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 50% in 2006 to $324,000 from $216,000 in 2005 due to higher accounting and auditing costs relating to the reviews and audit of the Company’s consolidated financial statements.
     ACCRETION EXPENSE INCREASED 21% in 2006 from $219,000 in 2005 to $266,000 in 2006. This is due mostly to accretion of the revised asset retirement obligation recorded in fiscal 2006 ($47,000).
     SHAREHOLDER COMMUNICATIONS COSTS INCREASED 71% from $138,000 in 2005 to $236,000 in 2006 primarily because of MPC’s increased costs due to the Exchange Offer and an increase in MPC’s public company costs.
     OTHER ADMINISTRATIVE EXPENSES DECREASED 32% from $1,718,000 in 2005 to $1,168,000 in 2006. The decrease in the 2006 period is primarily due to a non cash charge for directors’ stock option expense of $516,000 recorded during the six months ended December 31, 2005.
INCOME TAXES
     INCOME TAX PROVISION INCREASED IN 2006 to $946,684 from $615,257 in 2005. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2006	2005
Income before income taxes and minority interests	$1,969	$1,175

Tax at 30%	591	353
MPC’s non Australian loss (a)	257	349
Non-taxable revenue from Australian government sources	(199)	(166)
MPAL non-taxable foreign income (New Zealand)	5	55
Depletion on step up basis of oil & gas properties	293	12

Australian income tax provision	947	603
MPC income tax provision(a)	—	12

Consolidated income tax provision	$947	$615

Current income tax provision	$889	$1,231
Deferred income tax provision (benefit)	58	(616)

Income tax provision	$947	$615

Effective tax rate	48%	52%

a)	While MPC did recognize a deferred tax for its non-Australian income tax losses during the 2005 and 2006 six month periods, it is not likely that such deferred assets will be realized and have been fully reserved for.

     MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the ATO is conducting an audit of the Australian income tax returns of MPAL and its wholly-owned subsidiaries for the years 1997- 2005. The Company believes that the ATO inquiry is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. Due to the preliminary and uncertain nature of this matter, the Company is unable at this time to determine 1) whether a possible assessment will result from the ATO’s audit or 2) the magnitude of any possible assessment if any such assessment is issued. Therefore, no loss contingency has been recorded at December 31, 2006. However, the Company believes that if an assessment is issued by the ATO and if such assessment is upheld, it could have a material adverse impact on the Company’s financial condition and results of operations.
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.7872 at December 31, 2006 compared to a value of $.7301 at June 30, 2006. This resulted in a $3,787,000 credit to the foreign currency translation adjustments account for the six months ended December, 2006. The average exchange rate used to translate MPAL’s operations in Australia was $.7636 for the six month period ended December 31, 2006, which was a 1.5% increase compared to the $.7524 rate for the six month period ended December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 2006, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $29.4 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $1,524,000 and $1,404,000, for the six months, respectively. For the six month period ended December 31, 2006, oil sales represented approximately 44% of production revenues. Based on the current six month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $615,000. Gas sales, which represented approximately 56% of production revenues in the current six months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the six months ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of December 31, 2006. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.
     Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II — OTHER INFORMATION
DECEMBER 31, 2006
ITEM 1 LEGAL PROCEEDINGS
     MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the ATO is conducting an audit of the Australian income tax returns of MPAL and its wholly-owned subsidiaries for the years 1997- 2005. The Company believes that the ATO inquiry is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. Due to the preliminary and uncertain nature of this matter, the Company is unable at this time to determine 1) whether a possible assessment will result from the ATO’s audit or 2) the magnitude of any possible assessment if any such assessment is issued. Therefore, no loss contingency has been recorded at December 31, 2006. However, the Company believes that if an assessment is issued by the ATO and if such assessment is upheld, it could have a material adverse impact on the Company’s financial condition and results of operations.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

			TOTAL NUMBER OF SHARES
			PURCHASED AS PART OF	MAXIMUM NUMBER OF SHARES
	TOTAL NUMBER OF	AVERAGE PRICE	PUBLICLY ANNOUNCED PLAN	THAT MAY YET BE
PERIOD	SHARES PURCHASED	PAID SHARE	(1)	PURCHASED UNDER PLAN
July 1-31, 2006	0	0	0	319,150
Aug. 1-31, 2006	0	0	0	319,150
Sept. 1-30, 2006	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2006, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) On December 7, 2006, the Company held its 2006 Annual General Meeting of Stockholders.
     (b) The following directors were elected as directors of the Company. The vote was as follows:

	Shares		Stockholders
	For	Withheld	For	Withheld
Donald Basso	32,276,578	848,951	1,200	124
Robert Mollah	32,198,327	927,202	1,210	114
     (c) The firm of Deloitte & Touche LLP was appointed as the Company’s independent auditors for the year ending June 30, 2007. The vote was as follows:

	Shares	Stockholders
For	32,707,555	1,219
Against	212,493	45
Abstain	205,481	60

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
DECEMBER 31, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION Registrant
Date: February 13 , 2007	By	/s/ Daniel J. Samela
Daniel J. Samela, President and Chief Executive Officer,
Chief Financial and Accounting Officer