Form 10-Q
period 2007-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2007-05-15
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

The number of shares outstanding of the issuer’s single class of common stock as of May 11, 2007 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

MARCH 31, 2007

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	JUNE 30, 2006
	(UNAUDITED	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$24,546,322	$21,882,882
Accounts receivable-trade	4,805,014	4,809,051
Accounts receivable-working interest partners	—	413,786
Marketable securities	2,229,032	539,675
Inventories	753,390	734,887
Income tax receivable	900,871	—
Other assets	383,165	317,496
Total current assets	33,617,794	28,697,777
Deferred income taxes	—	1,129,719
Marketable securities	1,749,814	—
Property and equipment:
Oil and gas properties (successful efforts method)	104,001,908	87,831,709
Land, buildings and equipment	2,709,242	2,448,790
Field equipment	873,662	789,921
	107,584,812	91,070,420
Less accumulated depletion, depreciation and amortization	(77,163,705)	(63,287,726)
Net property and equipment	30,421,107	27,782,694
Intangible exploration rights	5,323,347	5,323,347
Goodwill	5,124,062	5,646,747
Total assets	$76,236,124	$68,580,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,755,254	$1,856,515
Accounts payable-working interest partners	133,890	—
Accrued liabilities	1,257,892	1,919,739
Deferred income taxes	37,029	—
Income taxes payable	—	101,746
Total current liabilities	3,184,065	3,878,000
Long term liabilities:
Deferred income taxes	1,638,213	1,435,583
Asset retirement obligations	8,842,446	7,147,261
Total long term liabilities	10,480,659	8,582,844
Contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares:
Outstanding 41,500,325 and 41,500,138 shares	415,001	415,001
Capital in excess of par value	73,153,002	73,145,577
Accumulated deficit	(13,104,532)	(14,412,688)
Accumulated other comprehensive income (loss)	2,107,929	(3,028,450)
Total stockholders’ equity	62,571,400	56,119,440
Total liabilities and stockholders’ equity	$76,236,124	$68,580,284
____________
Note: The balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
March 31, 2007
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
REVENUES:
Oil sales	$2,305,562	$3,462,059	$8,458,469	$8,101,231
Gas sales	3,879,437	3,382,087	11,773,787	10,315,315
Other production related revenues	663,624	514,272	1,853,616	1,495,570
Total revenues	6,848,623	7,358,418	22,085,872	19,912,116
COSTS AND EXPENSES:
Production costs	1,535,250	2,061,517	5,132,656	6,220,500
Exploration and dry hole costs	1,568,280	358,577	4,541,543	2,516,535
Salaries and employee benefits	341,105	291,570	1,051,207	972,610
Depletion, depreciation and amortization	2,267,722	1,485,903	7,032,541	4,388,047
Auditing, accounting and legal services	114,106	84,383	438,115	299,972
Accretion expense	136,883	107,114	403,062	325,830
Loss on asset retirement obligation settlement	—	444,566	—	444,566
Shareholder communications	114,320	238,865	350,210	376,395
(Gain) loss on sale of field equipment	(7,772)	34,186	(7,966)	(115,581)
Other administrative expenses	638,308	247,670	1,806,083	1,965,339
Total operating costs and expenses	6,708,202	5,354,351	20,747,451	17,394,213
Operating income	140,421	2,004,067	1,338,421	2,517,903
Interest income	437,780	290,097	1,208,693	951,323
Income before income taxes and minority interests	578,201	2,294,164	2,547,114	3,469,226
Income tax provision	(292,274)	(716,936)	(1,238,958)	(1,332,193)
Income before minority interests	285,927	1,577,228	1,308,156	2,137,033
Minority interests	—	(877,049)	—	(1,691,093)
NET INCOME	285,927	700,179	1,308,156	445,940
Average number of shares outstanding
Basic	41,500,325	25,783,243	41,500,325	25,783,243
Diluted	41,500,325	25,847,735	41,500,325	25,895,336
NET INCOME PER SHARE (BASIC AND DILUTED)	$0.01	$0.03	$0.03	$0.02

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
March 31, 2007
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED MARCH 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,308,156	$445,940
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of field equipment	(7,966)	(115,581)
Depletion, depreciation and amortization	7,032,541	4,388,047
Accretion	403,062	325,830
Deferred income taxes	1,489,402	(482,993)
Minority interests	-	1,691,093
Exploration and dry hole costs	4,175,072	2,252,497
Stock option expense	7,425	369,256
Increase (decrease) in operating assets and liabilities:
Accounts receivable	481,149	(1,351,474)
Other assets	(65,669)	(57,145)
Inventories	60,385	(235,562)
Accounts payable and accrued liabilities	(773,378)	(572,476)
Income taxes payable	(950,714)	(84,016)
Net cash provided by operating activities	13,159,465	6,573,416
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	7,966	115,581
Additions to property and equipment	(5,712,509)	(5,034,318)
Oil and gas exploration activities	(4,175,072)	(2,252,497)
Marketable securities matured	1,322,270	4,652,969
Marketable securities purchased	(4,761,442)	(2,367,707)
Deferred acquisition costs	-	(1,246,679)
Net cash used in investing activities	(13,318,787)	(6,132,651)
FINANCING ACTIVITIES:
Dividends to MPAL minority shareholders	-	(765,641)
Net cash used in financing activities	-	(765,641)
Effect of exchange rate changes on cash and cash equivalents	2,822,762	(1,404,439)
Net increase/(decrease) in cash and cash equivalents	2,663,440	(1,729,315)
Cash and cash equivalents at beginning of period	21,882,882	21,733,375
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,546,322	$20,004,060

Cash Payments:
Income Taxes	987,946	1,887,874

Supplemental Schedule of Noncash Investing and Financing Activities:
Revision to estimate of asset retirement obligations	$224,044	$445,940
Asset retirement obligation liabilities incurred	304,896	--
Increase/(decrease) in construction payables	277,481	(637,677)

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
March 31, 2007

ITEM 1: NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Magellan Petroleum Corporation (the Company or MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At March 31, 2006, MPC’s principal asset was a 55.13% equity interest in its subsidiary, Magellan Petroleum Australia Limited (MPAL). At March 31, 2007, MPAL was a wholly-owned subsidiary of MPC (See Note 2). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), three petroleum production leases covering the Nockatunga oil field (41% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in south west Queensland. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. All amounts presented are in United States dollars, unless otherwise noted.

Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with current financial statement presentation. Reclassifications associated with the 2006 consolidated statements of operations primarily resulted in a decrease in salaries and employee benefits and an increase in other administrative expenses within operating costs and expenses. For the three months and nine months ended March 31, 2007, these amounts were $331,689 and $959,876 respectively. Additionally, losses of $34,186 and gains of $115,581 for the three and nine months ended March 31, 2007 on the sale of field equipment were reclassified from other income/expense to operating costs and expenses to conform with presentation in the Company's June 30, 2006 Form 10-K.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is currently evaluating the impact of adopting FIN 48 which could have a material impact on the Company’s financial statements. See Note 9 for  discussion related to the ATO audit of the previously filed tax returns of MPAL and its subsidiaries.

On September 13, 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which is effective for the Company’s fiscal year ending June 30, 2007. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The Company believes that SAB 108 will not have a material impact on the financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on its financial statements.

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

The Offer was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the minority interests’ proportionate interest in MPAL’s identifiable assets and liabilities acquired by MPC based upon their estimated fair values. The fair value of the significant assets acquired (primarily oil and gas properties and intangible exploration rights) and the liabilities assumed was determined by management. This process is not yet complete as the Company is awaiting a valuation of field equipment which is expected to be received by June 30, 2007. During the nine month period ended March 31, 2007, goodwill was reduced by $522,685, representing an increase of $667,285 to oil and gas properties, a decrease of $200,185 related to deferred income tax liabilities, a decrease of $95,105 in accrued liabilities and additional costs associated with the transaction of $39,520 in connection with adjustments made to our preliminary purchase price allocation as of June 30, 2006.

Note 3. Capital and stock options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for grants of non-qualified stock options principally at an option price per share of 100% of the fair value of the Company’s common stock on the date of the grant and for a term not greater than 10 years. The Plan has 1,000,000 shares authorized for awards of equity share options. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the vesting period, which is also the requisite service period. The 400,000 options granted to Directors on November 28, 2005 immediately vested.

Under the modified prospective application permitted by SFAS 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense has been and will continue to be recorded for the unvested portion of previously issued awards that were outstanding at July 1, 2005 (date of adoption of SFAS 123(R)) using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. For the three month periods ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense for the cost of stock options of $2,475 and ($148,000) (both pre-tax and post-tax or $.00 per basic and diluted share), respectively. For the nine month periods ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense for the cost of stock options of $7,425 and $369,000 (both pre-tax and post-tax or $.00 per basic and diluted share), respectively.

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

Options Outstanding	Expiration Dates	Number of Shares	Exercise Prices($)		Fair Value at Grant Date
June 30, 2004		595,000	(1.28 weighted average price	)
Granted	Jul. 2014	30,000	1.45		$43,500
Expired		(595,000)	1.28
June 30, 2005		30,000	1.45
Granted	Nov. 2015	400,000	1.60		$640,000
March 31, 2007		430,000	(1.59 weighted average price)

The weighted average remaining contractual term of outstanding options as of March 31, 2007 and June 30, 2006 was 8.2 and 8.8 years respectively.

As of March 31, 2007 there was $0 of total unrecognized compensation costs related to stock options. As of June 30, 2006, there was  $3,300 of total unrecognized compensation costs related to stock options, which is expected to be recognized in fiscal 2007. There are 395,000 options reserved for future grants as March 31, 2007.

SUMMARY OF OPTIONS OUTSTANDING AT MARCH 31, 2007

	EXPIRATION DATES	TOTAL	VESTED	EXERCISE PRICES ($)
Granted fiscal year 2004	Jul. 2014	30,000	20,000	1.45
Granted fiscal year 2006	Nov. 2015	400,000	400,000	1.60

Note 4. Comprehensive income (loss)

Total comprehensive income (loss) during the three and nine month periods ended March 31, 2007 and 2006 was as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,		ACCUMULATED OTHER COMPREHENSIVE (INCOME)LOSS
	2007	2006	2007	2006
Balance at June 30, 2006					$(3,028,450)
Net income	$285,927	$700,179	$1,308,156	$445,940
Foreign currency translation adjustments	1,349,791	(631,855)	5,136,379	(1,846,045)	5,136,379
Total comprehensive income (loss)	$1,635,718	$68,324	$6,444,535	$(1,400,105)
Balance at March 31, 2007					$2,107,929

Note 5. Earnings per share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. For the three and nine month periods ended March 31, 2007, the Company had 430,000 outstanding stock options that had a strike price above the average stock price for the quarter. For the three and nine month periods ended March 31, 2006, the Company had 430,000 outstanding options that were issued and had a strike price below the average stock price which resulted in 64,492 and 112,093 incremental diluted shares for the respective periods.

Note 6. Segment Information

The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL. Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
Revenues:
MPC	$—	$—	$2	$51
MPAL	6,848	7,358	22,084	19,861
Total consolidated revenues	$6,848	$7,358	$22,086	$19,912
Net (loss) income:
MPC (1)	$(375)	$(341)	$(1,230)	(1,519)
MPAL	661	1,041	2,538	1,965
Consolidated net income	$286	$700	$1,308	446

	NINE MONTHS ENDED MARCH 31, 2007	YEAR ENDED JUNE 30, 2006
Assets:
MPC(2)	67,003	62,248
MPAL	65,671	61,811
Equity elimination	(56,438)	(55,479)
Total consolidated assets	76,236	68,580
____________
(1) MPC’s net income includes intercompany interest of $152.
(2) Goodwill of $5,124 is attributable to MPC.

Note 7. Exploration and Dry Hole Costs

These costs relate primarily to the exploration work being performed on MPAL’s properties and consist of $821,000 of geological and geophysical costs and $747,000 of dry hole costs. During the quarter ended March 31, 2007, the Company incurred dry hole costs of $695,000 for PEL 94 and $52,000 for PEL 107 in the Cooper Basin.

Note 8. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the nine months ended March 31, 2007 was as follows:

Balance at July 1, 2006	$7,147,261
Liabilities incurred	304,896
Liabilities settled	—
Accretion expense	403,062
Revisions to estimate	224,044
Exchange effect	763,183
Balance at March 31, 2007	$8,842,446

The Company revised its asset retirement obligation because of updated cost estimates related to its Mereenie and Palm Valley assets.

Note 9 Contingencies

MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The Company believes that the ATO inquiry is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. MPAL has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors, Ernst & Young. The Company expects in the near future to receive a position paper from the ATO which the Company expects will set forth the ATO’s position with respect to these previous deductions. The Company is unable at this time to determine whether an assessment will result from the ATO’s audit or the magnitude of any possible assessment, if any such assessment is issued. Therefore, no loss contingency has been recorded at March 31, 2007. However, the Company believes that if an assessment is issued by the ATO and if such assessment is upheld, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The results reflect fully consolidated financial statements of MPC and MPAL. Among these risks and uncertainties are the ultimate outcome of the MPAL tax audit by the Australian Taxation Office, pricing and production levels from the properties in which the Company has interests, and the extent of the recoverable reserves at those properties. In addition, the Company has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Goodwill and Intangibles

Goodwill and intangible exploration rights are not amortized. The Company evaluates goodwill and intangible exploration rights for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142 “Goodwill and Other Intangible Assets.” During the nine month period ended March 31, 2007, goodwill was reduced by $522,685, representing an increase of $667,285 to oil and gas properties, a decrease of $200,185 related to deferred income tax liabilities, a decrease of $95,105 in accrued liabilities and additional costs associated with the MPAL Exchange Offer transaction of $39,520 in connection with adjustments made to our preliminary purchase price allocation as of June 30, 2006.

Nondepletable Assets

Oil and gas properties include $4.9 million of capitalized costs that are not currently being depleted pending determination of proved reserves.

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

The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, Nockatunga and the Cooper Basin fields. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, acquisition of additional properties and as new wells are drilled.

Estimates of future asset retirement obligations include significant management judgment and are based on projected future retirement costs. Judgments are based upon such things as field life and estimated costs. Such costs could differ significantly when they are incurred.

Revenue Recognition

The Company recognizes oil and gas revenue (net of royalties) from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which are recorded at the time of sale. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time when the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is currently evaluating the impact of adopting FIN 48 which could have a material impact on the Company’s financial statements related to the ATO audit of the previously filed tax returns of MPAL and its subsidiaries (see Note 9).

On September 13, 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which is effective for the Company’s fiscal year ending June 30, 2007. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The Company believes that SAB 108 will not have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on its financial statements.

Executive Summary

Magellan Petroleum Corporation (MPC) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), and three petroleum production leases covering the Nockatunga oil fields (41% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in south west Queensland. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Since 2006, MPAL has refocused its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio. MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

At March 31, 2007, the Company on a consolidated basis had $24,546,322 of cash and cash equivalents and $3,978,846 of marketable securities.

Net cash provided by operations was $13,159,465 in 2007 versus $6,573,416 in 2006. The increase in cash provided by operations is primarily related to an increase in net income of $862,216, an increase in non cash items of $4,671,387 and an increase in operating assets of $1,052,446.

The Company invested $9,887,581 and $7,286,815 in oil and gas exploration activities during the nine months ended March 31, 2007 and 2006, respectively. The increase was due to an increase in construction payables and increased expenditures for property and equipment and oil and gas exploration activities for the nine months ended March 31, 2007. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 10.6% to $.8075 at March 31, 2007, compared to a value of $.7301 at June 30, 2006.

As to MPC

At March 31, 2007, MPC, on an unconsolidated basis, had working capital of approximately $3.5 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and future cash requirements.

In August 2006, a dividend of approximately $5.9 million was received from MPAL. Also in August 2006, MPC loaned approximately $4.1 million to MPAL payable August, 2011 at an interest rate of 5.84%. The tax effect of these transactions was recorded in fiscal year 2006. The loan was repaid in full on March 22, 2007.

As to MPAL

At March 31, 2007, MPAL had working capital of approximately $26.9 million. MPAL has budgeted approximately $13.4 million for specific exploration projects in fiscal year 2007 as compared to $4.3 million expended in the nine months ended March 31, 2007. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Amadeus producers will be able to contract for the sale of the remaining uncontracted reserves.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties. The following is a summary of our consolidated contractual obligations:
CONTRACTUAL OBLIGATIONS

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating Lease Obligations	$423,000	$193,000	$230,000	$—	$—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	8,842,000	188,000	5,516,000	—	3,138,000
Total	$12,645,000	$3,761,000	$5,746,000	$—	$3,138,000
____________
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

THREE MONTHS ENDED MARCH 31, 2007 VS. MARCH 31, 2006

REVENUES

OIL SALES DECREASED 33% in the 2007 quarter to $2,306,000 from $3,462,000 in 2006 because of the 25% decrease in volume and the 10% decrease in the average price per barrel sold. The volume decrease was due to reduced production from the Kiana 1 well, which is not expected to reach 2006 levels in the future. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED MARCH 31,
	2007 SALES		2006 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL
Australia:
Mereenie field	23,548	80.79	24,034	89.63
Cooper Basin	2,754	81.72	13,934	97.53
Nockatunga project	10,538	82.40	10,977	81.62
Total	36,840	81.32	48,945	90.03

GAS SALES INCREASED 15% to $3,879,000 in 2007 from $3,382,000 in 2006 due mostly to the 7% increase in the average price per mcf sold and the 5% increase in volume. Due to a development well (L-38) drilled in the Kotaneelee gas field in which MPC has a carried interest, MPC will not receive any revenue from the operator of this field until its share of the drilling cost is absorbed. Accordingly, the Company does not expect to receive any revenues from the L-38 well until the fourth quarter of fiscal 2007 at the earliest. Recently published data from the Yukon Government’s Department of Energy, Mines and Resources indicate that the production from the L-38 well is declining.

Gas sales by country were as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Australia	$3,879,000	$3,382,000
Canada	—	—
Total	$3,879,000	$3,382,000

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED MARCH 31,
	2007 SALES		2006 SALES
		A.$ AVERAGE PRICE PER		A.$ AVERAGE PRICE PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	.368	2.20	.373	2.17
Australia: Mereenie	1.164	3.47	1.085	3.23
Total	1.532	3.16	1.458	2.95

OTHER PRODUCTION RELATED REVENUES INCREASED 29% to $664,000 in 2007 from $514,000 in 2006. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues. The revenue increase was due to higher sales volume from the Mereenie field in 2007.

COSTS AND EXPENSES

PRODUCTION COSTS DECREASED 26% in 2007 to $1,535,000 from $2,062,000 in 2006. The decrease in 2007 was primarily the result of decreased expenditures in the Mereenie field due to the completion of the workover program in 2006 ($343,000).

EXPLORATION AND DRY HOLE COSTS INCREASED 337% to $1,568,000 in 2007 from $359,000 in 2006. These costs related to the exploration work performed on MPAL’s properties. The primary reason for the increase in 2007 was the increased drilling costs related to the Cooper Basin drilling program ($952,000) for PEL 94 and 107.

DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 53% from $1,486,000 in 2006 to $2,268,000 in 2007. This increase was mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 ($324,000) (see note 2), increased depreciation of the revised asset retirement obligation recorded in fiscal 2006 ($85,000), and increased depletion in the Nockatunga project due to increased production and expenditures ($230,000).

AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 35% in 2007 to $114,000 from $84,000 in 2006 due to higher accounting and auditing costs relating to the reviews and audit of the Company’s consolidated financial statements, ongoing section 404 Sarbanes-Oxley work and the alignment of MPC and MPAL accounting policies and procedures.

ACCRETION EXPENSE INCREASED 28% in 2007 from $107,000 in 2006 to $137,000 in 2007. This was due mostly to accretion of the revised asset retirement obligation recorded in fiscal 2006 ($25,000).

LOSS ON ARO SETTLEMENT DECREASED 100% in 2007 from $445,000 in 2006 to $0 in 2007 due to actual expenditures incurred for producing wells in the Mereenie field that were plugged and restored in accordance with environmental regulations being greater than estimates. This expenditure did not recur in 2007.

SHAREHOLDER COMMUNICATIONS COSTS DECREASED 52% from $239,000 in 2006 to $114,000 in 2007 primarily because of non recurring costs incurred in 2006 related to the Exchange Offer (See Note 2).

OTHER ADMINISTRATIVE EXPENSES INCREASED 157% from $248,000 in 2006 to $638,000 in 2007. This is due mostly to a $150,000 reduction to stock option expense recorded in 2006 and increased consulting ($108,000), directors fees ($15,000) and rent ($15,000) costs.

INCOME TAXES

INCOME TAX PROVISION DECREASED in 2007 to $292,274 from $716,936 in 2006. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2007	2006
Income before income taxes and minority interests	$578	$2,295
Tax at 30%	173	688
MPC’s valuation allowance for non Australian loss	108	102
Non-taxable revenue from Australian sources	(113)	(79)
Depletion on step up basis of oil & gas properties	108	6
Australian income tax provision	276	717
MPC income tax provision	16	--
Consolidated income tax provision	$292	$717
Current income tax provision	$14	$201
Deferred income tax provision	278	516
Income tax provision	$292	$717
Effective tax rate	51%	31%

MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The Company believes that the ATO inquiry is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. MPAL has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors, Ernst & Young. The Company expects in the near future to receive a position paper from the ATO which the Company expects will set forth the ATO’s position with respect to these previous deductions. The Company is unable at this time to determine whether an assessment will result from the ATO’s audit or the magnitude of any possible assessment, if any such assessment is issued. Therefore, no loss contingency has been recorded at March 31, 2007. However, the Company believes that if an assessment is issued by the ATO and if such assessment is upheld, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8075 AT March 31, 2007 compared to a value of $.7872 at December 31, 2006. This resulted in a $1,349,791 credit to the foreign currency translation adjustments account for the three months ended March 31, 2007. The average exchange rate used to translate MPAL’s operations in Australia was $.7859 for the quarter ended March 31, 2007, which was a 6.2% increase compared to the $.7397 rate for the quarter ended March 31, 2006.

NINE MONTHS ENDED MARCH 31, 2007 VS. MARCH 31, 2006

REVENUES

OIL SALES INCREASED 4% in 2007 to $8,458,000 from $8,101,000 in 2006 because of a 8% volume increase partially offset by a 5% decrease in average price per barrel. The volume decrease was due to reduced production from the Kiana 1 well, which is not expected to reach 2006 levels in the future. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	NINE MONTHS ENDED MARCH 31,
	2007 SALES		2006 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL
Australia:
Mereenie field	76,330	81.11	77,077	83.41
Cooper Basin	13,767	84.66	18,554	94.36
Nockatunga project	41,540	76.08	25,812	77.35
Total	131,637	79.89	121,443	83.76

GAS SALES INCREASED 14% to $11,774,000 in 2007 from $10,315,000 in 2006. The increase was the result of an increase in volume and an increase in price per mcf sold.

	NINE MONTHS ENDED MARCH 31,
	2007	2006
Australia	$11,772,000	$10,264,000
Canada	2,000	51,000
Total	$11,774,000	$10,315,000

During the 2007 period, the volume of gas sold in Australia increased 3%, and the average price of gas sold increased 10%. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	NINE MONTHS ENDED MARCH 31,
	BCF	2007 SALES A.$ AVERAGE PRICE PER MCF	BCF	2006 SALES A.$ AVERAGE PRICE PER MCF
Australia: Palm Valley	1.149	2.20	1.286	2.17
Australia: Mereenie	3.453	3.41	3.186	3.11
Total	4.602	3.10	4.472	2.83

OTHER PRODUCTION RELATED REVENUES INCREASED 24% to $1,854,000 in 2007 from $1,496,000 in 2006. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues. The revenue increase was due to higher sales volume from the Mereenie field in 2007.

COSTS AND EXPENSES

PRODUCTION COSTS DECREASED 17% IN 2007 to $5,133,000 from $6,221,000 in 2006. The decrease in 2007 was primarily the result of decreased expenditures in the Mereenie field due to the completion of the workover program in 2006 ($1,149,000).

EXPLORATION AND DRY HOLE COSTS INCREASED 80% to $4,542,000 in 2007 from $2,517,000 in 2006. These costs related to the exploration work performed on MPAL’s properties. The primary reason for the increase in 2007 was the higher drilling costs related to the Cooper Basin drilling program ($2,026,000).

DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 60% from $4,388,000 in 2006 to $7,033,000 in 2007. This increase was mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 ($1,223,000) (see note 2) and the increased depreciation of the revised asset retirement obligation recorded in fiscal 2006 ($390,000), and increased depletion in the Nockatunga project due to increased production ($622,000).

AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 46% in 2006 to $438,000 from $300,000 in 2006 due to higher accounting and auditing costs relating to the reviews and audit of the Company’s consolidated financial statements, ongoing section 404 Sarbanes-Oxley work and the alignment of MPC and MPAL accounting policies and procedures.

ACCRETION EXPENSE INCREASED 24% in 2006 from $326,000 in 2006 to $403,000 in 2007. This was due mostly to accretion of the revised asset retirement obligation recorded in fiscal 2006 ($72,000).

LOSS ON ARO SETTLEMENT DECREASED 100% in 2007 from $445,000 in 2006 to $0 in 2007. due to actual expenditures incurred for producing wells in the Mereenie field that were plugged and restored in accordance with environmental regulations being greater than estimates. This expenditure did not recur in 2007.

OTHER ADMINISTRATIVE EXPENSES DECREASED 8% from $1,965,000 in 2006 to $1,806,000 in 2007. The decrease in the 2006 period was primarily due to a non cash charge for directors’ stock option expense of $366,000 recorded during 2006 partially offset by increased directors fees and expenses ($59,000), consulting ($39,000) and rent ($22,000).

INCOME TAXES

INCOME TAX PROVISION INCREASED IN 2007 to $1,238,958 from $1,332,193 in 2006. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2007	2006
Income before income taxes and minority interests	$2,547	$3,469
Tax at 30%	794	1,041
MPC’s valuation allowance for non Australian loss	364	451
Non-taxable revenue from Australian government sources	(312)	(245)
MPAL non-taxable foreign income (New Zealand)	6	45
Other permanent differences	401	28
Australian income tax provision	1,223	1,320
MPC income tax provision	16	12
Consolidated income tax provision	$1,239	$1,332
Current income tax provision	$72	$1,747
Deferred income tax provision (benefit)	1,167	(415)
Income tax provision	$1,239	$1,332
Effective tax rate	49%	38%

MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The Company believes that the ATO inquiry is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. MPAL has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors, Ernst & Young. The Company expects in the near future to receive a position paper from the ATO which the Company expects will set forth the ATO’s position with respect to these previous deductions. The Company is unable at this time to determine whether an assessment will result from the ATO’s audit or the magnitude of any possible assessment, if any such assessment is issued. Therefore, no loss contingency has been recorded at March 31, 2007. However, the Company believes that if an assessment is issued by the ATO and if such assessment is upheld, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8075 at March 31, 2007 compared to a value of $.7301 at June 30, 2006. This resulted in a $5,136,379 credit to the foreign currency translation adjustments account for the nine months ended March 31, 2007. The average exchange rate used to translate MPAL’s operations in Australia was $.7710 for the nine month period ended March 31, 2007, which was a 3% increase compared to the $.7482 rate for the nine month period ended March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 2007, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $28.5 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $2,209,000 and $2,075,000, for the nine months, respectively. For the nine month period ended March 31, 2007, oil sales represented approximately 42% of production revenues. Based on the current nine month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $846,000. Gas sales, which represented approximately 58% of production revenues in the current nine months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the nine months ended March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of March 31, 2007. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION
MARCH 31, 2007

ITEM 1 LEGAL PROCEEDINGS

MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The Company believes that the ATO inquiry is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd., a wholly-owned subsidiary of MPAL. MPAL has been and will continue to cooperate with the ATO’s inquiry and provide relevant information as requested by the ATO staff. MPAL has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors, Ernst & Young. The Company expects in the near future to receive a position paper from the ATO which the Company expects will set forth the ATO’s position with respect to these previous deductions. The Company is unable at this time to determine whether an assessment will result from the ATO’s audit or the magnitude of any possible assessment, if any such assessment is issued. Therefore, no loss contingency has been recorded at March 31, 2007. However, the Company believes that if an assessment is issued by the ATO and if such assessment is upheld, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLAN (1)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER PLAN
Jan. 1-31, 2007	0	0	0	319,150
Feb. 1-28, 2007	0	0	0	319,150
Mar. 1-31, 2007	0	0	0	319,150
____________
(1) The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2007, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

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
MARCH 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: May 15, 2007                            By /s/ Daniel J. Samela
Daniel J. Samela, President and Chief Executive Officer,
Chief Financial and Accounting Officer