Form 10-K
period 2007-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2007-10-09
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
(860) 293-2006

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common stock, par value $.01 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act

Title of Class

                          None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at the $1.32 closing price on December 29, 2006 (the last business day of the most recently completed second quarter) was $54,671,043.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share, 41,500,325 shares outstanding as of October 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2007, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as “A.$00”. The exchange rate at October 2,, 2007 was approximately A.$1.00 equaled U.S. $.89.

PART I

Item 1.	Business

Magellan Petroleum Corporation (the “Company” or “MPC”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2007, MPC’s principal asset was a 100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). At June 30, 2005, MPC’s equity interest in MPAL was 55.13%. During the fourth quarter of fiscal 2006, MPC completed an exchange offer (the “Offer”) to acquire all of the 44.87% of ordinary shares of MPAL that it did not own. The Offer consideration was .75 newly-issued shares of MPC common stock and A$0.10 in cash consideration for each of the 20,952,916 MPAL shares that it did not own. New MPC shares were issued to MPAL’s Australian shareholders either as registered MPC shares or in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN”(see Note 2 to the financial statements).

MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest) and three petroleum production leases covering the Nockatunga oil fields (40.94% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia and the Nockatunga fields are located in the Cooper Basin in Queensland, Australia. Santos Ltd, a publicly owned Australian company, owns a 65% interest in the Mereenie field, a 48% interest in the Palm Valley field and a 59% interest in the Nockatunga fields.

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

AUSTRALIA

Mereenie Oil and Gas Field

MPAL (35%) and Santos (65%), the operator (together known as the Mereenie Producers) own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL’s share of the Mereenie field proved developed oil reserves (net of royalties), based upon contract amounts, was approximately 278,000 barrels and 7.6 billion cubic feet (Bcf) of gas at June 30, 2007. Two gas development wells were drilled in late 2004 to increase gas deliverability in order to meet the gas contractual requirements until June 2009.

During fiscal 2007, MPAL’s share of oil sales was 117,000 barrels and 5.2 Bcf of gas sold, which is subject to net overriding royalties aggregating 4.0625% and the statutory government royalty of 10%. The oil is transported by means of a 167-mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. The oil is then shipped south approximately 950 miles by road to the Port Bonython Export Terminal, Whyalla, South Australia for sale. The cost of transporting the oil to the terminal is being borne by the Mereenie Producers. The Mereenie Producers are providing Mereenie gas in the Northern Territory to the Power and Water Corporation (PWC) for use in Darwin and other Northern Territory centers. See “Gas Supply Contracts” below. The petroleum leases covering the Mereenie field expire in November 2023.

Palm Valley Gas Field

MPAL has a 52.023% interest in, and is the operator of, the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 47.977% interest in Palm Valley which provides gas to meet the Alice Springs and Darwin supply contracts with PWC. See “Gas Supply Contracts” below. MPAL’s share of the Palm Valley proved developed reserves, net of royalties, was 5.9 Bcf at June 30, 2007 and is based upon contract amounts. During fiscal 2007, MPAL’s share of gas sales was 1.8 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 7.3125%. The producers and PWC installed additional compression equipment in the field in early 2006 that will assist field deliverability during the remaining Darwin gas contract period. PWC funds the cost of additions and modifications to the gas delivery system under the gas supply agreement. The petroleum lease covering the Palm Valley field expires in November 2024.

Gas Supply Contracts

In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PWC, through its wholly-owned company Gasgo, for use in PWC’s Darwin electricity generating station and at a number of other generating stations in the Northern Territory. The gas is being delivered via the 922-mile Amadeus Basin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas, the latest being in June 2006 for the supply of an additional 4.4 bcf of gas to be supplied prior to December 31, 2008. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index.

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

At June 30, 2007, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf

Less than one year	7.34
Between 1-5 years	11.08
Greater than 5 years	0.00

Total	18.42

Nockatunga Oil Fields

MPAL purchased its 40.936% working interest (38.703% net revenue interest) in the Nockatunga oil fields in the Cooper Basin in southwest Queensland effective from July 2003. Santos is operator of the fields and holds the remaining interest. The assets comprise eight producing oil fields (Dilkera, Koora, Maxwell, Maxwell South, Muthero, Nockatunga, Thungo and Winna) in Petroleum Leases 33, 50 and 51 together with exploration acreage in the adjacent ATP 267P. The fields are currently producing about 1,000 barrels of oil per day (MPAL share is approximately 400 bbls). During fiscal 2007, MPAL’s share of oil sales was 73,000 barrels which is subject to a 10% statutory government royalty and net overriding royalties aggregating 3.0%. MPAL’s share of the Nockatunga fields’ proved developed oil reserves was approximately 22,000 barrels at June 30, 2007. Petroleum Lease 33 was due to expire in April 2007 and an application has been made to renew the lease for a further 21 years. The lease remains in effect until the renewal is determined by the Queensland Government and is awaiting finalization of the term of a new Environmental Authority by the Environment Protection Agency(“EPA”). Petroleum Leases 50 and 51 expire in June 2011.

The drilling of three development wells, five appraisal wells and two exploration wells was undertaken in early 2007. All ten wells have been completed as oil producing wells and the surface facilities at the Thungo and Muthero fields have been upgraded to accommodate the anticipated increased production. MPAL’s share of the cost is approximately $8,200,000. Nine of the ten wells have been brought on production and the last is scheduled to be brought on production later in 2007. The drilling of additional appraisal, development and exploration wells, is planned for late 2007. At June 30, 2007, the work obligations of ATP 267P had been fulfilled.

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

Maryborough Basin

MPAL holds a 100% interest in exploration permit ATP 613P in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has applications pending for permits ATP 674P and ATP 733P which are adjacent to ATP 613P. In May 2006, MPAL entered into a farmout agreement in relation to a portion of ATP 613P, ATPA 674P and ATPA 733P with Eureka Petroleum under which that company funded the drilling of two exploration wells to test the coal seam gas potential of the Burrum Coal Measures near the city of Maryborough. The Burrum-1 and Burrum-2 farmout wells drilled in early 2007 intersected multiple thin coal seams and evaluation of the gas potential is continuing.

Eureka Petroleum has the option to undertake a staged evaluation of the area to earn a 90% interest in any petroleum lease granted in the area. MPAL has the option to retain a 50% interest in any petroleum lease by carrying Eureka Petroleum through any development to the extent of Eureka Petroleum’s prior exploration and evaluation expenditures. MPAL operates the joint venture. Exploration permit ATP 613P was due to expire in March 2007 and an application was made to renew the permit for a further 12 year term. The lease remains in effect until the renewal is determined by the Queensland Government and is awaiting finalization of the term of a new Environmental Authority by the Environment Protection Agency. At June 30, 2007, the work obligations of the ATP 613P permit were fully committed by Eureka Petroleum under the farmout arrangement.

Cooper/Eromanga Basin

PEL 94, PEL 95 & PPL 210

During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum were successful in bidding for two exploration blocks (PEL 94 and PEL 95) in South Australia’s Cooper Basin. Aldinga-1 was completed in September 2002 and began producing in May 2003 at about 80 barrels of oil per day. Petroleum Production Licence 210 was granted over the Aldinga field in December 2004. By June 2007, production had declined to about 13 barrels of oil per day. No further development is planned for the field. Black Rock Petroleum contributed to the cost of drilling the Myponga-1 well in June 2004 to earn a 15% interest in the PEL 94 permit. MPAL’s interest in PEL 94 was reduced to 35%. Black Rock Petroleum subsequently assigned its interest in PEL 94 to Victoria Petroleum. The 104-mile 2D Scutus seismic survey was acquired in PEL 95 in January 2007. MPAL’s share of the cost of the survey was approximately $270,000. At June 30, 2007, MPAL’s share of the work obligations of PEL 94 totaled $476,000 of which $14,000 was committed and PEL 95 totaled $940,000 of which $20,000 was committed. PEL 94 was renewed for a further five year term in May 2007 and PEL 95 was renewed for a further five year term in October 2006.

PEL 106, PEL 107 & PPL 212

During fiscal year 2005, MPAL entered into a farmin arrangement with Great Artesian Oil and Gas to drill explorations wells in exploration permits PEL 106 and PEL 107 in the Cooper Basin of South Australia. The Kiana-1 well was drilled in PEL 107 during August-September 2005 and was completed for production as an oil producer. Petroleum Production Licence 212 was granted over the Kiana field in January 2006. MPAL earned a 30% interest in PPL 212 by contributing to the drilling cost of the Kiana-1 well. During fiscal 2007, MPAL’s share of oil sales was 15,000 barrels which is subject to a 10% statutory government royalty and net overriding royalties aggregating 3.0%. MPAL’s share of the Kiana field’s proved developed oil reserves was approximately 16,000 barrels at June 30, 2007. Beach Petroleum is operator of the joint venture. The joint venture drilled an appraisal well, Kiana-2, in the licence area in October 2006. The well did not encounter hydrocarbons and was plugged and abandoned. MPAL’s share of the cost was approximately $400,000.

MPAL exercised its option to participate in a further two wells in PEL 107 under the farmin arrangement with Great Artesian Oil and Gas to earn a 30% interest in any discoveries and a 20% interest in the PEL 107 permit. The Keeley-1 and Cabbots-1 farmin wells were drilled in late 2006. Both wells were dry holes. MPAL’s share of the cost of the two wells was approximately $1,456,000. The PEL 107 joint venture, including MPAL, also drilled the Talia-1 well in PEL 107 in late 2006, which was a dry hole. MPAL’s 20% share of the cost of the Talia-1 well was approximately $217,000. MPAL’s share of the work obligations of PEL 107 totaled $40,000 of which $20,000 was committed.

The Udacha-1 gas discovery well was drilled in February 2006 in a farmin area covering portion of PEL 106 and the adjacent PEL 91 permit. A production test was carried out in late 2006 which indicated that the discovery is potentially commercially viable. If the discovery is commercial, MPC will earn a 30% interest in any petroleum production licence granted over the Udacha field. Beach Petroleum is operator of the joint venture and the participants are seeking a gas sales arrangement for the Udacha gas.

PEL 110

During fiscal year 2001, MPAL (50%) and its partner Beach Petroleum were also successful in bidding for an additional exploration block PEL 110 in the Cooper Basin. PEL 110 was granted in February 2003. During July 2005, Cooper Energy contributed to the cost of the Yanerbie-1 well to earn a 25% interest in PEL 110 which reduced MPAL’s interest in PEL 110 to 37.5%. During fiscal year 2007, MPAL, Beach Petroleum and Cooper Energy entered into a farmout arrangement with Red Sky Energy. Red Sky will fund the drilling of one exploration well to earn a 50% interest in exploration permit PEL 110. At June 30, 2007, MPAL’s share of the work obligations of the PEL 110 permit were fully committed by Red Sky under the farmout arrangement.

UNITED KINGDOM

PEDL 098 & PEDL 099

During fiscal year 2001, MPAL acquired an interest in two exploration licenses in southern England in the Weald-Wessex basin. The two licenses, PEDL 098 (22.5%) in the Isle of Wight and PEDL 099 (40%) in the Portsdown area of Hampshire, were each granted for a period of six years. The Sandhills-2 well was drilled in the PEDL 098 permit during August-September 2005 encountered a heavily biodegraded remnant oil column and was plugged and abandoned. At June 30, 2007, MPAL’s share of the work obligations of the PEDL 098 permit totaled $99,000 of which $27,000 was committed, and MPAL’s share of the work obligations of the PEDL 099 permit totaled $960,000 which was fully committed.

PEDL 112 & PEDL 113

During fiscal year 2002, MPAL acquired two additional exploration licenses in southern England. The two licenses, PEDL 113 (22.5%) in the Isle of Wight in the Wessex Basin and PEDL 112 (33.3%) in the Kent area on the north-eastern margin of the Weald Basin, were each granted for a period of six years. At June 30, 2007, MPAL’s share of the work obligations of the permits totaled $1,786,000, of which none was committed. PEDL 113 and the associated $720,000 in work obligations were relinquished in August of 2007.

PEDL 125 & PEDL 126

Effective July 1, 2003, MPAL acquired two exploration licenses each granted for a period of six years in southern England; PEDL 125 (40%) in Hampshire and PEDL 126 (40%) in West Sussex. The drilling plans for the Hedge End-2 well in PEDL 125 and Markwells Wood-1 in PEDL 126 are in progress and spudding of these wells is expected in late 2007-early 2008. The UK company, Oil Quest Resources, will fund part of MPAL’s share of the cost of the two wells to acquire a 10% interest in each of the permits. At June 30, 2007, MPAL’s share of the work obligations of the two permits totaled $1,946,000, of which $1,920,000 was committed.

PEDL 135, PEDL 136 & PEDL 137

Effective October 1, 2004, MPAL was granted 100% interest in PEDL 135, PEDL 136 and PEDL 137 in the Weald Basin in southern England for a term of six years, each with a drill or drop obligation at the end of the third year of the term. MPAL has undertaken a program of seismic data purchase, reprocessing and interpretation and has identified three drilling prospects. Drilling is planned for late 2008. At June 30, 2007, MPAL’s work obligation for the three licenses totaled $11,040,000, of which $960,000 was committed.

PEDL 151, PEDL 152, PEDL 153, PEDL 154 & PEDL 155

Effective October 1, 2004, MPAL acquired five licenses in the Weald Basin each granted for a period of six years in southern England, PEDL 151 (11.25%), PEDL 152 (22.5%), PEDL 153 (33.3%), PEDL 154 (50%) and PEDL 155 (40%). PEDL 151 was surrendered during fiscal 2007. Each remaining license has a drill or drop obligation at the end of the third year of the term. Northern Petroleum, operator of the licenses, applied to have the drill or drop obligation varied and the UK Department has agreed to vary the terms of each of PEDL 152, 153,154 and 155 such that the license terms require that the well has to be drilled within the first six years of the initial term in order for the license to extend into the next five-year term. The drilling plans for the Leigh Park-1 well in PEDL 155 are in progress and spudding of this well is expected in 2008. The UK company, Oil Quest Resources, will fund part of MPAL’s share of the PEDL 155 exploration costs to acquire a 10% interest in the license. At June 30, 2007, MPAL’s work obligation for the five licenses totaled $4,480,000, of which $161,000 was committed.

CANADA

MPC owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Devon Canada Corporation is the operator of this partially developed field which is connected to a major pipeline system. Production at Kotaneelee commenced in February 1991. The Company recorded revenue of $130,000 from this field in fiscal 2007.

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

(i) Principal Products.

MPAL has an interest in the Palm Valley gas field and in the Mereenie oil and gas field in the Amadeus Basin of the Northern Territory and in the Nockatunga, Kiana and Aldinga oil fields in the Cooper Basin of South Australia and Queensland. See Item 1(a) — Australia — for a discussion of the oil and gas production from these fields. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in Canada.

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

Permit	Expiration Date	Location

Petroleum Lease No. 4 and No. 5 (Mereenie)	November 2023	Northern Territory, Australia
(Amadeus Basin)
Petroleum Lease No. 3 (Palm Valley)	November 2024	Northern Territory, Australia
(Amadeus Basin)
Retention License No. 2 (Dingo)	October 2008	Northern Territory, Australia
(Amadeus Basin)
Petroleum Lease No. 33 (Nockatunga)	April 2007	Queensland, Australia
(Cooper Basin)	(Renewal application pending)
Petroleum Lease No. 50 and No. 51 (Nockatunga)	June 2011	Queensland, Australia
(Cooper Basin)
Petroleum Lease No. 244 (Currambar)	Application pending	Queensland, Australia
(Cooper Basin)
Petroleum Lease No. 245 (Maxwell South)	Application pending	Queensland, Australia
(Cooper Basin)
Petroleum Production Licence No. 210 (Aldinga)	Held by production	South Australia
(Cooper Basin)
Petroleum Production Licence No. 212 (Kiana)	Held by production	South Australia
(Cooper Basin)
ATP 267P (Nockatunga) (Cooper Basin)	November 2007	Queensland, Australia
ATP 613P (Maryborough Basin)	March 2007	Queensland, Australia
(Renewal application pending)
ATP 674P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 733P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 732P (Cooper Basin)	Application pending	Queensland, Australia
PEL 94 (Cooper Basin)	May 2012	South Australia
PEL 95 (Cooper Basin)	October 2011	South Australia
PEL 107 (Cooper Basin)	December 2008	South Australia
PEL110 (Cooper Basin)	August 2008	South Australia
PEDL 098 (Weald-Wessex Basins)	September 2011	United Kingdom
PEDL 099 (Weald-Wessex Basins)	September 2008	United Kingdom
PEDL 112 (Weald-Wessex Basins)	January 2008	United Kingdom
PEDL 113 (Weald Basin)	January 2008	United Kingdom
PEDL 125 (Weald-Wessex Basins)	June 2009	United Kingdom
PEDL 126 (Weald-Wessex Basins))	June 2009	United Kingdom
PEDL 135 (Weald Basin)	September 2010	United Kingdom
PEDL 136 (Weald Basin)	September 2010	United Kingdom
PEDL 137 (Weald Basin)	September 2010	United Kingdom
PEDL 152 (Weald-Wessex Basin)	September 2010	United Kingdom
PEDL 153 (Weald Basin)	September 2010	United Kingdom
PEDL 154 (Weald Basin)	September 2010	United Kingdom
PEDL 155 (Weald-Wessex Basins)	September 2010	United Kingdom

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

     Natural Gas Production

Substantially all of MPAL’s gas sales were to the PAWC, a Northern Territory Government corporation. The Northern Territory Government also has regulatory authority over MPAL’s oil and gas operations in the Northern Territory. The loss of PAWC as a customer would have a material adverse affect on MPAL’s business.

     Oil Production

Presently all of the crude oil and condensate production from Mereenie is being shipped and sold through the Port Bonython Export Terminal, Whyalla, South Australia. Crude oil production from Kiana and Aldinga is shipped through the Moomba processing facility in northeastern South Australia and piped from there to the Port Bonython Export Terminal where it is sold. Nockatunga crude oil is shipped and sold through the IOR Energy refinery at Eromanga, Southwest Queensland. Oil sales during 2007 were 44.9% to the Santos group of companies, 13.6% to Delhi Petroleum, 8.9% to Origin Energy Resources and 32.6% to IOR Energy.

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

At June 30, 2007, the Company had accrued approximately $9.5 million for asset retirement obligations for the Mereenie, Palm Valley, Nockatunga, Kiana, Aldinga and Dingo fields. See Note 4 of the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

(xiii) Number of Persons Employed by Company.

At June 30, 2007, MPC had 3 employees in the United States and MPAL had 28 employees in Australia.

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

MPAL’s Palm Valley, Mereenie and Nockatunga fields could stop producing oil and gas or there could be a material decrease in production levels at the fields. Since these are the three principal revenue producing properties of MPAL, any decline in production levels at these properties could cause MPAL’s revenues to decline, thus reducing the amount of dividends paid by MPAL to Magellan. Any such adverse impact on the revenues being received by Magellan from MPAL could restrict our ability to explore and develop oil and gas properties in the future.

In addition, the Kotaneelee gas field, which has in recent years provided Magellan with an additional source of revenue, could stop producing natural gas, produce gas in decreased amounts, or be shut-in completely (so that production would cease). In this event, Magellan may experience a decline in revenues and would be forced to rely completely on our receipt of dividends from MPAL.

If MPAL’s existing long-term gas supply contracts are terminated or not renewed, MPAL’s business could be adversely affected.

MPAL’s financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL’s major customers, the Power and Water Corporation of the Northern Territory and its subsidiary, Gasgo Pty Ltd. The Palm Valley Darwin contract expires in the year 2012 and the Mereenie contracts expire in the year 2009. If these gas supply contracts were to be terminated or not renewed when they become due, MPAL’s revenues, share price and business outlook could be adversely affected. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. There is strong competition within the market and the Palm Valley producers may not be able to contract for the sale of the remaining uncontracted reserves.

If the Australian Taxation Office issues tax assessments against MPAL as described in the position papers recently received by MPAL (including possible interests and penalties), and such assessments are upheld by the Australian courts, our business and share price could be adversely affected.

As previously disclosed, the ATO has conducted an audit of the Australian income tax returns of MPAL and its wholly-owned subsidiaries for the years 1997- 2005. The audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned finance subsidiary of MPAL, related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460, plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of June 30, 2007, there were 430,000 stock options outstanding all of which were fully vested and exercisable. There were also 395,000 options available for future grants under our Stock Option Plan. If all of these options, which total 825,000 in the aggregate, were awarded and exercised these shares would represent approximately 2% of our outstanding common stock and would, upon their exercise and the payment of the exercise prices, dilute the interests of other shareholders and could adversely affect the market price of our common stock.

If our shares are delisted from trading on the Nasdaq Capital Market, their liquidity and value could be reduced.

In order for us to maintain the listing of our shares of common stock on the Nasdaq Capital Market, the Company’s shares must maintain a minimum bid price of $1.00 as set forth in Marketplace Rule 4310(c)(4). If the bid price of the Company’s shares trade below $1.00 for 30 consecutive trading days, then the bid price of the Company’s shares must trade at $1.00 or more for 10 consecutive trading days during a 180 day grace period to regain compliance with the rule. On October 2, 2007, the Company’s shares closed at $1.11 per share. If the Company shares were to be delisted from trading on the Nasdaq Capital Market, then most likely the shares would be traded on the Electronic Bulletin Board. The delisting of the Company’s shares could adversely impact the liquidity and value of the Company’s shares of common stock.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Because more than 80% of our proved reserves at June 30, 2007 were natural gas reserves, we are more affected by movements in natural gas prices and would receive lower revenues if natural gas prices in Australian and Canada were to decline. Based on 2007 gas sales volumes and revenues, a 10% change in gas prices would increase or decrease gas revenues by approximately $1,640,000. Existing gas sales contracts in Australia are long term contracts with the gas price movements related to the Australian Consumer Price Index.

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

This annual report and the documents incorporated by reference in this annual report contain estimates of our proved reserves and the estimated future net revenues from our proved reserves as well as estimates relating to recent acquisitions. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

We follow the successful efforts method of accounting for our oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Magellan records its proportionate share in its working interest agreements in the respective classifications of assets, liabilities, revenues and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any required impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties, along with goodwill and exploration rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We estimate the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie and Palm Valley, proved developed natural gas reserves are limited to contracted quantities. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves or the contracted quantities. A significant decline in oil and gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future writedown of capitalized costs and a non-cash charge against future earnings.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

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
Mereenie Oil Pipeline

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

(2) Reserves Reported to Other Agencies.

None

(3) Production.

MPC’s net production volumes for gas and oil during the three years ended June 30, 2007 were as follows (data for Canada has not been included since MPC is in a carried interest position and the data is not material):

	2007	2006	2005

Australia:
Gas (bcf)	5.9	5.7	5.7
Crude oil (bbl)	179,000	155,000	151,000

The average sales price per unit of production for Australia for the following fiscal years is as follows:

	2007		2006		2005

Australia:
Gas (per mcf)	A.$	3.24	A.$	3.04	A.$	2.67
Crude oil (per bbl)	A.$	80.75	A.$	86.17	A.$	62.74

The average production cost per unit of production for Australia for the following fiscal years is as follows:

	2007		2006		2005

Australia:
Gas (per mcf)	A.$	.71	A.$	.93	A.$	.49
Crude oil (per bbl)	A.$	18.55	A.$	26.59	A.$	21.20

Amounts presented above are in Australian dollars to show a more meaningful trend of underlying operations. For the year ended June 30, 2007, 2006 and 2005 the average foreign exchange rates were .7860, .7477, and .7533, respectively.

(4) Productive Wells and Acreage.

Productive wells and acreage at June 30, 2007

	Productive Wells
	Oil		Gas		Developed Acreage
	Gross	Net	Gross	Net	Gross Acres	Net Acres

Australia	50.0	19.1	14.0	5.75	80,770	35,663
Canada	—	—	3.0	.08	3,350	89

	50.0	19.1	17.0	5.83	84,120	35,752

(5) Undeveloped Acreage.

The Company’s undeveloped acreage (except as indicated below) is set forth in the table below:

GROSS AND NET ACREAGE AS OF JUNE 30, 2007

MPAL has interests in the following properties (before royalties). MPC has an interest in these properties through its 100% interest in MPAL.

	MPC
			Interest
	Gross Acres	Net Acres	%

Australia
Northern Territory
PL 4/PL 5 Mereenie (Amadeus Basin)(1)	70,049	24,517	35.0000
PL 3 Palm Valley (Amadeus Basin)(2)	157,932	82,161	52.0230
RL 2 Dingo (Amadeus Basin)	116,139	39,878	34.3365

	344,120	146,556

Queensland:
PL 33/PL 50/PL 51 Nockatunga (Cooper Basin)(3)	87,932	35,996	40.936
ATP 267P (Cooper Basin)	106,704	43,680	40.936
ATP 613P (Maryborough Basin)	153,568	153,568	100.000

	348,204	233,244

South Australia:
PPL 210 Aldinga (Cooper Basin)(4)	939	469	50.00
PPL 212 Kiana (Cooper Basin)(5)	395	119	30.00
PEL 94 (Cooper Basin)	444,847	155,696	35.00
PEL 95 (Cooper Basin)	637,507	318,754	50.00
PEL 107 (Cooper Basin)	201,058	40,212	20.00
PEL 110 (Cooper Basin)	361,188	135,446	37.50

	1,645,934	650,696

United Kingdom:
PEDL 098/113/152 (Wessex Basin)	49,365	11,107	22.50
PEDL 099/155 (Weald Basin)	25,626	10,251	40.00
PEDL 112/153 (Weald Basin)	140,342	46,776	33.33
PEDL 125/126 (Weald Basin)	111,975	44,790	40.00
PEDL 135/136/137 (Weald Basin)	123,152	123,152	100.00
PEDL 154 (Weald Basin)	84,834	42,417	50.00

	535,294	278,493

Total MPAL	2,873,552	1,308,989

Properties held directly by MPC:
Canada
Yukon and Northwest Territories:
Kotaneelee carried interest(6)	31,885	850	2.67

Total	2,905,437	1,309,839

(1)	Includes 41,644 gross developed acres and 21,664 net acres.

(2)	Includes 31,567 gross developed acres and 11,048 net acres.

(3)	Includes 7,040 gross developed acres and 2,725 net acres.

(4)	Includes 364 gross developed acres and 173 net acres.

(5)	Includes 173 gross developed acres and 52 net acres.

(6)	Includes 3,350 gross developed acres and 89 net acres.

(6) Drilling Activity.

Productive and dry net wells drilled during the following years (data concerning Canada and the United States is insignificant):

	Australia/New Zealand
Year Ended	Exploration		Development
June 30,	Productive	Dry	Productive	Dry

2007	0.82	1.55	3.27	—
2006	1.01	0.53	0.82	—
2005	—	1.88	0.70	—

(7) Present Activities.

See Item 1 — Cooper Basin and United Kingdom for a discussion of the present activities of MPAL.

(8) Delivery Commitments.

See discussion under Item 1 concerning the Palm Valley and Mereenie fields.

Item 3.  Legal Proceedings.

MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out the legal basis for its conclusions. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460, plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s financial condition, results of operations and cash flows. It is important to note that the position papers are not assessments of additional taxes.

In a comprehensive audit conducted by the ATO in the period 1992 – 94, the ATO concluded that PPPL was carrying on business as a money lender and accordingly, should, for taxation purposes, account for its interest income on an accrual basis rather than a cash basis. MPAL accepted this conclusion and from that point has been determining its annual Australian taxation liability on this basis (including claiming deductions for bad debts as a money lender).

Recently, the ATO appears to have taken a more aggressive approach with respect to its views regarding income tax deductions attributable to in-house finance companies. Since this change in approach, the ATO has commenced audits of a number of companies involving, among other issues, the appropriate treatment of bad debt deductions taken by in-house finance companies. Magellan understands that, at this time, while there have been negotiated settlements in relation to some of these audits, none of them has reached final resolution in court.

MPAL intends to refute the positions taken by the ATO and has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors. For further information see Note 6 — “Income Taxes” under Item 8 — Financial Statements and Supplementary Data.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a) Principal Market

The principal market for MPC’s common stock is the NASDAQ Capital Market under the symbol MPET. The stock is also traded on the Australian Stock Exchange in the form of CHESS depository interests under the symbol MGN. The quarterly high and low prices on the most active market, NASDAQ, during the quarterly periods indicated were as follows:

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

High	1.65	1.47	1.49	1.74
Low	1.25	1.20	1.21	1.38

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

High	3.77	2.59	2.23	2.63
Low	2.31	1.51	1.64	1.33

(b) Approximate Number of Holders of Common Stock at October 2, 2007

Title of Class	Number of Record Holders

Common stock, par value $.01 per share	6,232

(c) Frequency and Amount of Dividends

MPC has never paid a cash dividend on its common stock.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

				Maximum
			Total Number of	Number of
	Total Number of	Average Price	Shares Purchased	Shares that May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan (1)	Under Plan

April 1-30, 2007	0	0	0	319,150
May 1-31, 2007	0	0	0	319,150
June 1-30, 2007	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through June 30, 2007, the Company had purchased 680,850 of its shares at an average price of $1.01 per share, or a total cost of approximately $686,000, all of which shares have been cancelled. No shares were purchased during 2007, 2006 or 2005.

Item 6.	Selected Financial Data.

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

	Years Ended June 30,
	2007	2006	2005	2004	2003

Financial Data
Total revenues	$30,675	$26,562	$21,871	$19,424	$14,736

Income before cumulative effect of accounting change(a)	447	749	87	350	890

Net income	447	749	87	350	152

Net income per share (basic and diluted)	.01	.03	—	.01	.01

Working capital	29,004	24,820	26,208	21,696	21,798

Cash provided by operating activities	21,274	11,766	8,776	10,718	7,109

Property and equipment (net)	40,321	27,783	24,265	24,421	21,592

Total assets	85,616	68,580	56,424	52,894	50,741

Long-term liabilities	13,076	8,583	5,729	5,256	5,629

Minority interests	—	—	18,583	16,533	16,931

Stockholders’ equity:
Capital	73,568	73,560	44,660	44,660	43,152
Accumulated deficit	(13,966)	(14,413)	(15,161)	(15,248)	(15,598)
Accumulated other comprehensive income (loss)	4,373	(3,028)	(2,323)	(4,491)	(5,407)

Total stockholders’ equity	63,975	56,119	27,176	24,920	22,147

Exchange rate A.$ = U.S. at end of period	.84	.73	.76	.70	.67

Common stock outstanding shares end of period	41,500	41,500	25,783	25,783	24,427

Book value per share	1.54	1.35	1.05	.97	.91

Quoted market value per share (NASDAQ)	1.52	1.57	2.40	1.31	1.20

Operating Data
Standardized measure of discounted future cash flow relating to proved oil and gas reserves (approximately 45% attributable to minority interest in 2005 and prior) (See Note 14)	38,000	70,000	31,000	30,000	26,000

Annual production (net of royalties) Gas (bcf)	5.9	5.7	5.7	5.7	6.0

Oil (bbls) (In thousands)	179	155	151	150	126

(a)	Effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which resulted in a cumulative effect of accounting change of $738,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

MPC is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is a 100.00% equity interest in its subsidiary, MPAL. During the fourth quarter of fiscal 2006, MPC completed an exchange offer (the “Offer”) to acquire all of the 44.87% of ordinary shares of MPAL that it did not own. The Offer consideration was .75 newly-issued shares of MPC common stock and A$0.10 in cash consideration for each of the 20,952,916 MPAL shares that it did not own. New MPC shares were issued to MPAL’s Australian shareholders either as registered MPC shares or in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN”(see Note 2 to the financial statements).

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

MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company recorded revenue of $130,000 from this investment during fiscal year 2007.

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

Nondepletable assets

Oil and gas properties include $14.8 million of capitalized costs that are currently not being depleted. This amount consists of $10.4 million of costs capitalized as exploratory well costs pending the start of production, of which $1.6 million related to PEL 106 in the Cooper Basin has been capitalized in excess of one year. This remains capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. In addition, capitalized costs not currently being depleted include $4.4 million associated with exploration permits and licenses in Australia and the U.K. The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. An impairment loss of $892,000 was recorded for the year ended June 30, 2007.

Goodwill

Goodwill is not amortized. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in SFAS No. 142 “Goodwill and Other Intangible Assets.” There was no impairment of goodwill as of June 30, 2007.

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

The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, Kotaneelee, Nockatunga and the Cooper Basin fields. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, acquisition of additional properties and as new wells are drilled.

Estimates of future asset retirement obligations include significant management judgment and are based on projected future retirement costs. Judgments are based upon such things as field life and estimated costs. Such costs could differ significantly when they are incurred.

Revenue Recognition

The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which are recorded at the time of sale. The Company records pipeline tariff revenues on a gross basis with the revenue included in other production related revenues and the remittance of such tariffs are included in production costs. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time when the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues from carried interests may lag the production month by one or more months.

Liquidity and Capital Resources

Consolidated

At June 30, 2007, the Company on a consolidated basis had approximately $28.5 million of cash and cash equivalents and $4.4 million in marketable securities.

Net cash provided by operations was $21,273,813 in 2007 compared to $11,765,925 in 2006. The increase is primarily related to a decrease of $301,935 in net income, an increase in non cash items of $4,090,143, mostly due to an increase in depletion, depreciation and amortization $4,379,366, an increase in exploration and dry hole costs ($1,874,839), and an impairment loss ($1,876,171) offset by a decrease in minority interests ($1,768,023) and an increase in deferred income taxes ($1,661,331), and a net increase in operating liabilities of $5,719,680, mostly due to an increase in the change to accounts receivable ($1,247,459), accounts payable ($2,842,830) and income taxes payable ($1,585,295). Cash flow from operations is primarily the result of MPAL’s oil and gas activities.

During 2007, the Company had a net increase in marketable securities of $3,838,592 compared to a net decrease in marketable securities of $2,676,867 in 2006. The increase in investments resulted from the investment of dividend income received from MPAL.

As previously disclosed, the ATO has conducted an audit of the Australian income tax returns of MPAL and its wholly-owned subsidiaries for the years 1997- 2005. The audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned finance subsidiary of MPAL, related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460, plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s liquidity, financial condition, results of operations and cash flows.

As to MPC (Unconsolidated)

In August 2006, a dividend of approximately $5.9 million was received from MPAL. Also in August 2006, MPC loaned approximately $4.1 million to MPAL payable August, 2011. The loan along with interest was repaid in May of 2007. The tax effects of these transactions was recorded in fiscal year 2006.

At June 30, 2007, MPC, on an unconsolidated basis, had working capital of $3,519,233. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and future cash requirements. In fiscal 2006, MPC invested substantial portions of its cash to purchase the remaining minority shares of MPAL (See Note 2 to the financial statements).

MPC has a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2007, MPC purchased 680,850 of its shares at a cost of approximately $686,000. There were no shares purchased during fiscal years 2007, 2006 or 2005.

As to MPAL

At June 30, 2007, MPAL had working capital of $25,484,924 million. MPAL had budgeted approximately A$13.4 million for specific exploration projects in fiscal year 2007 as compared to the A$6.0 million expended during fiscal 2007. There was less money spent than budgeted in the Cooper Basin and United Kingdom. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Palm Valley Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Palm Valley producers will be able to contract for the sale of the remaining uncontracted reserves.

MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

Off Balance Sheet Arrangements

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company is exposed to oil and gas market price volatility and uses fixed pricing contracts with inflation clauses to mitigate this exposure.

Contractual Obligations

The following is a summary of our consolidated contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	399,000	217,000	182,000	—	—
Purchase Obligations(1)	4,118,000	4,118,000	—	—	—
Asset Retirement Obligations	9,456,000	196,000	5,863,000	1,607,000	1,790,000

Total	$13,973,000	$4,531,000	$6,045,000	$1,607,000	$1,790,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $17,970,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $1,886,000 (less than 1 year), $1,091,000 (1-3 years), $14,961,000 (3-5 years).

Recent Accounting Pronouncements

In June, 2006, the Emerging Issues Task Force (“EITF”) issued Abstract 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The abstract concludes that an accounting policy decision regarding the presentation of taxes assessed by a government authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) should be disclosed. The Company records pipeline tariff revenues on a gross basis with the revenue included in other production related revenues and the remittance of such tariffs are included in production costs. Government sales taxes related to MPAL’s oil and gas production revenues are collected by MPAL and remitted to the Australian government. Such amounts are excluded from revenue and expenses.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is currently evaluating the impact of adopting FIN 48 (see Notes 6 and 12 to the Consolidated Financial Statements).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning July 1, 2008. The

Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our combined financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on its financial statements.

Results of Operations

2007 vs. 2006

Revenues

Oil sales increased 12% in 2007 to $11,922,574 from $10,615,761 in 2006 because of a 16% increase in barrels sold due mostly to the Nockatunga Project and the 5% Australian foreign exchange rate increase discussed below, offset by a 6% decrease in the average sales price per barrel. Oil unit sales (net of royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	Twelve Months Ended June 30,
	2007 Sales		2006 Sales
		Average Price		Average Price
	Bbls	A.$ per bbl	Bbls	A.$ per bbl

Australia:
Mereenie Field	100,852	82.75	99,838	86.23
Cooper Basin	15,261	85.02	20,700	94.91
Nockatunga Project	63,252	76.50	34,127	80.79

Total	179,365	80.75	154,665	86.17

Amounts presented above for oil prices and below for gas prices are in Australian dollars to show a more meaningful trend of underlying operations. For the fiscal years ended June 30, 2007 and 2006, the average foreign exchange rates were .7860 and .7477 respectively.

Gas sales increased 17% to $16,396,334 in 2007 from $14,060,968 in 2006. The increase was primarily the result of a 7% increase in price per mcf sold, a 5% increase in sales volume and the 5% Australian foreign exchange rate increase discussed below.

The volumes in billion cubic feet (bcf) (net of royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	Twelve Months Ended June 30,
	2007 Sales		2006 Sales
		A.$ Average		A.$ Average
	Bcf	Price per mcf	Bcf	Price per mcf

Australia: Palm Valley	1.499	2.20	1.698	2.17
Australia: Mereenie	4.489	3.60	4.028	3.42

Total	5.988	3.24	5.726	3.04

Other production related revenues increased 25% to $2,356,317 in 2007 from $1,885,706 in 2006. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold at Mereenie and the 5% Australian foreign exchange rate increase discussed below.

Costs and Expenses

Production costs decreased 15% in 2007 to $6,965,641 from $8,220,013 in 2006. The decrease in 2007 was primarily the result of decreased expenditures of $1,106,555 in the Mereenie and Palm Valley fields due to the completion of the Mereenie workover program in 2006. The decrease was partially offset by the 5% Australian foreign exchange rate increase discussed below.

Exploration and dry hole costs increased 69% to $5,520,460 in 2007 from $3,264,837 in 2006. These costs related to the exploration work being performed on MPAL’s properties. The primary reasons for the increase in 2007 were the higher drilling costs related to the Cooper Basin drilling program ($2,393,853) and the 5% Australian foreign exchange rate increase discussed below.

Depletion, depreciation and amortization increased 70% to $10,693,415 in 2007 from $6,308,608 in 2006. This increase was mostly due to depletion of the higher book value of MPAL’s oil and gas properties acquired during fiscal 2006 ($1,962,784), increased depletion in the Nockatunga project due to increased production and capitalized costs ($1,027,556), increased depreciation on revised asset retirement obligations ($582,579) and the 5% Australian foreign exchange rate increase discussed below.

Auditing, accounting and legal expenses increased 58% to $628,114 in 2007 from $398,514 in 2006 primarily because of increased legal and accounting fees related to the ATO audit (see Note 12) and required filings with the Australian stock exchange. The Company will continue to incur significant administrative, auditing and legal expenses with respect to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company’s internal controls to comply with Section 404 of the Act and rules adopted thereunder. Management’s opinion on the internal controls of the Company is required for the fiscal year ending June 30, 2008. An audit opinion on the design and operating effectiveness of controls is expected to be required for the fiscal year ending June 30, 2009.

Accretion expense increased 22% to $517,856 in 2007 from $425,254 in 2006. Accretion expense represents the accretion on the asset retirement obligations (“ARO”) under SFAS 143. The increase was due mostly to accretion of the revised asset retirement obligations recorded in fiscal 2006.

Loss on asset retirement obligation settlement is the result of adjusting the estimated asset retirement cost to actual expenditures incurred for producing wells in the Mereenie field that were plugged and restored in accordance with environmental regulations. The loss recorded for 2006 was $444,566. No settlements occurred during fiscal 2007.

A non-cash impairment loss of $1,876,171 was recorded in 2007 relating to the decreased value of the Kiana field in the Cooper Basin ($984,171) and the decreased value of exploration permits and licenses included in oil and gas properties ($892,000). The net book value of the Kiana oil and gas property was written down to its future estimated discounted cash flow.

Income Taxes

Provision for income tax for the year ended June 30, 2007 was $998,565 compared to $1,678,980 for the year ended June 30, 2006. The decrease in the tax provision relates primarily to the decrease in income for the year ended June 30, 2007 (see Note 6.) The increase in the effective tax rate is due to the effect of permanent differences on the lower income.

Exchange Effect

The value of the Australian dollar relative to the U.S. dollar increased to $.8433 at June 30, 2007 compared to $.7301 at June 30, 2006. This resulted in a $7,401,076 credit to accumulated translation adjustments for fiscal 2007. The 15.5% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 2007 from the June 30, 2006 amounts. The annual average exchange rate used to translate MPAL’s operations in Australia for fiscal 2007 was $.7860, which is a 5.1% increase compared to the $.7477 rate for fiscal 2006.

2006 vs. 2005

Revenues

Oil sales increased 40% in 2006 to $10,615,761 from $7,574,022 in 2005 because of a 37% increase in the average sales price per barrel and a 2% increase in barrels sold due mostly to Kiana-1 in the Cooper Basin. The increase was offset by the 1% Australian foreign exchange rate decrease discussed below. Oil unit sales (net of royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	Twelve Months Ended June 30,
	2006 Sales		2005 Sales
		Average Price		Average Price
	Bbls	A.$ per bbl	Bbls	A.$ per bbl

Australia:
Mereenie Field	99,838	86.23	116,920	64.15
Cooper Basin	20,700	94.91	4,002	62.65
Nockatunga Project	34,127	80.79	30,567	57.28

Total	154,665	86.17	151,489	62.74

Amounts presented above for oil prices and below for gas prices are in Australian dollars to show a more meaningful trend of underlying operations. For the fiscal years ended June 30, 2006 and 2005, the average foreign exchange rates were .7477 and .7533 respectively.

Gas sales increased 13% to $14,060,968 in 2006 from $12,478,293 in 2005. The increase was primarily the result a 14% increase in price per mcf sold offset by decreased sales volume in 2006 and the 1% Australian foreign exchange rate decrease discussed below.

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

Other production related revenues increased 4% to $1,885,706 in 2006 from $1,818,471 in 2005. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which increased as a result of the higher volumes of gas sold at Mereenie, and offset by the 1% Australian foreign exchange rate decrease discussed below.

Costs and Expenses

Production costs increased 34% in 2006 to $8,220,013 from $6,144,339 in 2005. The increase in 2006 was primarily the result of increased expenditures of $1,600,000 in the Mereenie and Palm Valley fields mostly due to the Mereenie workover program, $102,000 in the Nockatunga project and $409,000 in the Cooper Basin. The increase was partially offset by the 1% Australian foreign exchange rate decrease discussed below.

Exploration and dry hole costs decreased 21% to $3,264,837 in 2006 from $4,157,344 in 2005. These costs related to the exploration work being performed on MPAL’s properties. The primary reasons for the decrease in 2006 were work performed on the Nockatunga project ($630,000), costs related to exploration activities in New Zealand ($1,141,000) and the 1% Australian foreign exchange rate decrease discussed below. The decrease in costs was partially offset by an increase in costs incurred in 2006 on properties in the Mereenie and Palm Valley fields ($880,000).

Depletion, depreciation and amortization decreased 10% to $6,308,608 in 2006 from $6,986,967 in 2005. Depletion expense for the Palm Valley and Mereenie fields decreased 20% during the 2006 period primarily because of a decrease in depletable costs of $4,740,000. This decrease was partially offset by an increase in depletion for the Nockatunga project ($378,000) and properties in the Cooper Basin ($198,000) primarily because of a higher depletion rate for 2006 due to a change in reserve estimates. Depletion also decreased due to the 1% Australian foreign exchange rate decrease discussed below.

Auditing, accounting and legal expenses increased 5% to $398,514 in 2006 from $379,153 in 2005 primarily because of the administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002, offset by the 1% Australian foreign exchange rate decrease discussed below. The Company anticipates that it will be required in the future to incur significant administrative, auditing and legal expenses with respect to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company’s internal controls to comply with Section 404 of the Act and rules adopted thereunder. Management’s opinion on the internal controls of the Company is required for the fiscal year ending June 30, 2008. An audit opinion on the design and operating effectiveness of controls is expected to be required for the fiscal year ending June 30, 2009.

Accretion expense increased 4% to $425,254 in 2006 from $406,960 in 2005. Accretion expense represents the accretion on the asset retirement obligations (“ARO”) under SFAS 143. The increase in the 2006 period is partially offset by the 1% decrease in the Australian foreign exchange rate discussed below.

Shareholder communications costs increased 98% to $449,561 in 2006 from $227,032 in 2005 due to costs related to the exchange offer (see Note 2 to the Consolidated Financial Statements).

Loss on asset retirement obligation settlement is the result of adjusting the estimated asset retirement cost to actual expenditures incurred for producing wells in the Mereenie field that were plugged and restored in accordance with environmental regulations. The loss recorded for 2006 is $444,566.

Other administrative expenses increased 22.5% to $2,795,388 in 2006 from $2,281,523 in 2005 primarily due to a non-cash charge for directors’ stock option expense of $365,000, increased consulting costs of $191,000 relating to Mereenie contract negotiations and a charge to bad debts of $48,000, offset by the 1% decrease in the Australian foreign exchange rate discussed below.

Income Taxes

Provision for income tax for the year ended June 30, 2006 was $1,678,980 compared to an income tax benefit for the year ended June 30, 2005 of $82,152. The increase in the tax provision relates primarily to the increase in income for the year ended June 30, 2006, an increase in valuation reserve related to foreign exploration costs, and reduced benefits relating to New Zealand foreign losses (see Note 6 to the Consolidated Financial Statements).

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

The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2007, the carrying value of such investments including those classified as cash and cash equivalents was approximately $32.8 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $3.1 million and $3.1 million, respectively. For the twelve months ended June 30, 2007, oil sales represented approximately 42% of production revenues. Based on 2007 sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $1.2 million. Gas sales, which represented approximately 58% of production revenues in 2007, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Magellan Petroleum Corporation
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Magellan Petroleum Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

October 5, 2007
Hartford, Connecticut

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$28,470,448	$21,882,882
Accounts receivable — Trade (net of allowance for doubtful accounts of $69,658 and $0 in 2007 and 2006, respectively)	5,044,258	4,809,051
Accounts receivable — working interest partners	—	413,786
Marketable securities	2,974,280	539,675
Inventories	702,356	734,887
Other assets	378,808	317,496

Total current assets	37,570,150	28,697,777

Deferred income taxes	2,300,830	1,129,719
Marketable securities	1,403,987	—
Property and equipment, net:
Oil and gas properties (successful efforts method)	120,734,449	87,831,709
Land, buildings and equipment	2,846,433	2,448,790
Field equipment	912,396	789,921

	124,493,278	91,070,420
Less accumulated depletion, depreciation and amortization	(84,172,522)	(63,287,726)

Net property and equipment	40,320,756	27,782,694

Intangible exploration rights	—	5,323,347
Goodwill	4,020,706	5,646,747

Total assets	$85,616,429	$68,580,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,313,653	$1,856,515
Accounts payable-working interest partners	222,883	—
Accrued liabilities	1,382,320	1,919,739
Income taxes payable	1,647,137	101,746

Total current liabilities	8,565,993	3,878,000

Long term liabilities:
Deferred income taxes	3,518,990	1,435,583
Other long term liabilities	100,578	—
Asset retirement obligations	9,456,088	7,147,261

Total long term liabilities	13,075,656	8,582,844

Commitments (Note 11) and contingencies (Note 12)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares Outstanding 41,500,325 and 41,500,138	415,001	415,001
Capital in excess of par value	73,153,002	73,145,577
Accumulated deficit	(13,965,849)	(14,412,688)
Accumulated other comprehensive income (loss)	4,372,626	(3,028,450)

Total stockholders’ equity	63,974,780	56,119,440

Total liabilities and stockholders’ equity	$85,616,429	$68,580,284

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2007	2006	2005

Revenues:
Oil sales	$11,922,574	$10,615,761	$7,574,022
Gas sales	16,396,334	14,060,968	12,478,293
Other production related revenues	2,356,317	1,885,706	1,818,471

Total revenues	30,675,225	26,562,435	21,870,786

Costs and expenses:
Production costs	6,965,641	8,220,013	6,144,339
Exploratory and dry hole costs	5,520,460	3,264,837	4,157,344
Salaries and employee benefits	1,549,277	1,448,004	1,314,793
Depletion, depreciation and amortization	10,693,415	6,308,608	6,986,967
Auditing, accounting and legal services	628,114	398,514	379,153
Accretion expense	517,856	425,254	406,960
Shareholder communications	459,298	449,561	227,032
Loss on settlement of asset retirement obligation	—	444,566	—
Gain on sale of field equipment	(10,346)	(119,445)	—
Impairment loss	1,876,171	—	—
Other administrative expenses	2,699,733	2,795,387	2,281,523

Total costs and expenses	30,899,619	23,635,299	21,898,111

Operating income (loss)	(224,394)	2,927,136	(27,325)
Interest income	1,669,798	1,268,641	1,141,802

Income before income taxes and minority interests	1,445,404	4,195,777	1,114,477
Income tax expense (benefit)	998,565	1,678,980	(82,152)

Income before minority interests	446,839	2,516,797	1,196,629
Minority interests	—	(1,768,023)	(1,109,669)

Net income	$446,839	$748,774	$86,960

Average number of shares:
Basic	41,500,325	28,353,463	25,783,243

Diluted	41,500,325	28,453,270	25,783,243

Per share (basic and diluted)
Net income	$.01	$.03	—

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
Three Years Ended June 30, 2007

					Accumulated
			Capital in		Other		Total
	Number of	Common	Excess of	Accumulated	Comprehensive		Comprehensive
	Shares	Stock	Par Value	Deficit	Income (Loss)	Total	Income

June 30, 2004	25,783,243	$257,832	$44,402,182	$(15,248,422)	$(4,491,377)	$24,920,215

Net income	—	—	—	86,960	—	86,960	86,960
Foreign currency translation adjustments	—	—	—	—	2,168,744	2,168,744	2,168,744

Total comprehensive income	—	—	—	—	—	—	2,255,704

June 30, 2005	25,783,243	$257,832	$44,402,182	$(15,161,462)	$(2,322,633)	$27,175,919

Net income	—	—	—	748,774	—	748,774	748,774
Foreign currency translation adjustments	—	—	—	—	(705,817)	(705,817)	(705,817)

Stock exchange	15,716,895	157,169	28,367,956	—	—	28,525,125
Stock option compensation	—	—	375,439	—	—	375,439
Total comprehensive income	—	—	—	—	—	—	42,957

June 30, 2006	41,500,138	$415,001	$73,145,577	$(14,412,688)	$(3,028,450)	$56,119,440

Net income	—	—	—	446,839	—	446,839	446,839
Foreign currency translation adjustments	—	—	—	—	7,401,076	7,401,076	7,401,076

Stock exchange	187	—		—	—	—
Stock option compensation	—	—	7,425	—	—	7,425
Total comprehensive income	—	—	—	—	—	—	7,847,915

June 30, 2007	41,500,325	$415,001	$73,153,002	$(13,965,849)	$4,372,626	$63,974,780

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006	2005

Operating Activities:
Net income	$446,839	$748,774	$86,960
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of field equipment	(10,346)	(119,445)	—
Depletion, depreciation and amortization	10,693,415	6,314,049	6,994,253
Accretion expense	517,856	425,254	406,960
Deferred income taxes	(1,818,631)	(157,300)	(1,454,544)
Director’s options expense	7,425	375,439	—
Minority interests	—	1,768,023	1,109,669
Exploration and dry hole costs	4,871,865	2,997,026	3,200,816
Loss on settlement of asset retirement obligation	—	444,566	—
Impairment loss	1,876,171	—	—
Increase (decrease) in operating assets and liabilities:
Accounts receivable	472,763	(774,696)	(978,727)
Other assets	(61,312)	209,207	(208,563)
Inventories	143,951	(170,664)	57,207
Accounts payable and accrued liabilities	2,474,106	(368,724)	(191,341)
Income taxes payable	1,659,711	74,416	(246,495)

Net cash provided by operating activities	21,273,813	11,765,925	8,776,195

Investing Activities:
Additions to property and equipment	(9,231,029)	(5,072,500)	(4,132,434)
Proceeds from sale of field equipment	10,346	119,445	—
Oil and gas exploration activities	(4,871,865)	(2,997,026)	(3,200,816)
Acquisition of minority interest in MPAL	(88,432)	(3,630,374)	—
Marketable securities matured	1,855,609	5,044,574	5,599,328
Marketable securities purchased	(5,694,201)	(2,367,707)	(5,639,435)

Net cash used in investing activities	(18,019,572)	9,531,320	8,395,477

Financing Activities:
Dividends to MPAL minority shareholders	—	(765,641)	(821,732)

Net cash used in financing activities	—	(765,641)	(821,732)

Effect of exchange rate changes on cash and cash equivalents	3,333,325	(1,319,457)	1,767,769

Net increase in cash and cash equivalents	6,587,566	149,507	1,326,755
Cash and cash equivalents at beginning of year	21,882,882	21,733,375	20,406,620

Cash and cash equivalents at end of year	$28,470,448	$21,882,882	$21,733,375

Cash Payments:
Income taxes	1,427,327	1,773,727	13,000
Interest	—	—	—

Supplemental Schedule of Non-cash Investing and Financing Activities:

The allocation of the purchase price to the assets acquired in the purchase of remaining minority interest in MPAL in 2006 was finalized in the fourth quarter of fiscal 2007. This resulted in a decrease in the amount of goodwill by $1,626,041 which was reallocated to oil and gas properties ($4,642,233) offset by an increase to deferred tax liabilities ($3,016,192). In fiscal year 2006, the Company purchased the remaining minority shares of MPAL for $32,155,498 which included cash consideration of $1,563,507, transaction costs of $1,990,410 and stock consideration of $28,601,581. Costs of registering securities in the amount of $76,457 were treated as a reduction to additional paid in capital (see Note 2 to the Consolidated Financial Statements).

Fair value of assets acquired	$41,085,190
Consideration paid for capital stock	32,243,893

Liabilities assumed	8,841,297

Non-cash asset retirement obligations increased from June 30, 2006 by $663,283 as a result of new liabilities recorded and a revision in estimates. Non-cash asset retirement obligations increased from June 30, 2005 by $1,667,877 as a result of a revisions in estimates.

At June 30, 2007, 2006 and 2005, accounts payable included $1,417,051, $802,781, and $1,493,016 of payables related to property and equipment.

See accompanying notes.

1.	Summary of Significant Accounting Policies

Principles of Consolidation

Magellan Petroleum Corporation (the “Company” or “MPC”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2007 and 2006, MPC’s principal asset was a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”) (See Note 2). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and three petroleum production leases covering the Nockatunga oil field (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga filed is located in the Cooper Basin in South Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

The accompanying consolidated financial statements include the accounts of MPC and its subsidiary, MPAL, collectively the Company. All intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which are recorded at the time of sale. The Company records pipeline tariff revenues on a gross basis. The revenue is included in other production related revenues, while the remittance of such tariffs are included in production costs. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time at which the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues from carried interests may lag the production month by one or more months.

Stock-Based Compensation

The Company has one stock option plan. Under SFAS No. 123(R) “Share-Based Payment,” the costs resulting from all share-based payment transactions are recognized in the consolidated financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires the application of a fair-value measurement method of accounting for share-based payment transactions with employees and non-employees. The Company uses the Black-Scholes option valuation model to determine the fair value of its stock option share awards. The Black-Scholes model includes various assumptions, including the expected volatility and the expected life of the share awards. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS 123(R) could have been significantly impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be significantly impacted in future periods. The Company’s policy for attributing the value of graded vested share-based payments is an accelerated multiple-option approach.

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

Nondepletable assets

Oil and gas properties include $14.7 million of capitalized costs that are currently not being depleted. This amount consists of $10.4 million of costs capitalized as exploratory well costs pending the start of production, of which $1.6 million related to PEL 106 in the Cooper Basin has been capitalized in excess of one year. This remains capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. In addition, capitalized costs not currently being depleted include $4.3 million associated with exploration permits and licenses in Australia and the U.K. The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. An impairment loss of $892,000 was recorded for the year ended June 30, 2007.

Goodwill

Goodwill is not amortized. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in SFAS No. 142 “Goodwill and Other Intangible Assets.” There was no impairment of goodwill as of June 30, 2007.

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

The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, and Nockatunga fields and the Cooper Basin. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, acquisition of additional properties and as new wells are drilled.

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

Foreign Currency Translations

The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with SFAS No. 52. The translation adjustment is included as a component of stockholders’ equity and comprehensive income (loss), whereas gains or losses on foreign currency transactions are included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using quarterly weighted average exchange rates during the period. At June 30, 2007 and 2006, the Australian dollar was equivalent to U.S. $.8433 and $.7301, respectively. The annual average exchange rates used to translate MPAL’s operations in Australia for the fiscal years 2007, 2006 and 2005 were $.7860, $.7477 and $.7533, respectively.

Accrued Liabilities and Other Long Term Liabilities

At June 30, 2007 and 2006, balances in accrued and other long term liabilities which exceeded 5% of the total balance include $965,882 and $1,032,037 of employment benefits, respectively, $358,589 and $321,145 of payroll withholding taxes, respectively, $457,635 of MPAL exchange offer costs in 2006, and $103,864 of audit fees for 2007.

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

Cash and Cash Equivalents

The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

	June 30,
	2007	2006

Cash	$3,421,271	$1,925,923
Australian money market accounts and short-term commercial paper	25,049,177	19,956,959

	$28,470,448	$21,882,882

Marketable Securities

The Company has determined that declines in fair value below amortized costs are temporary and as management has the intent and ability to hold the securities to maturity, no impairment loss has been recognized. At June 30, 2007 and 2006, MPC had the following marketable securities which are expected to be held until maturity:

June 30, 2007	Par Value	Maturity Date	Amortized Cost	Fair Value

Short-term securities
Marketable securities
U.S. government agency note	$250,000	July 10, 2007	$246,291	$249,725
U.S. government agency note	250,000	Aug. 13, 2007	245,124	248,500
U.S. government agency note	250,000	Sept. 17, 2007	243,943	247,275
U.S. government agency note	250,000	Oct. 15, 2007	243,119	246,300
U.S. government agency note	250,000	Nov. 30, 2007	241,548	244,675
U.S. government agency note	250,000	Dec. 18, 2007	251,283	250,848
U.S. government agency note	250,000	Jan. 15, 2008	250,562	250,158
U.S. government agency note	250,000	Feb. 08, 2008	249,843	249,375
U.S. government agency note	250,000	Mar. 05, 2008	249,814	249,140
U.S. government agency note	250,000	Apr. 18, 2008	250,254	249,610
U.S. government agency note	250,000	May. 15, 2008	252,251	251,408
U.S. government agency note	250,000	Jun. 20, 2008	250,248	249,298

Total short-term	$3,000,000		$2,974,280	$2,986,312

Long-term securities
U.S. government agency note	200,000	Aug. 15, 2008	201,344	200,376
U.S. government agency note	200,000	Sept. 12, 2008	200,052	199,074
U.S. government agency note	500,000	Apr. 15, 2009	501,246	499,065
U.S. government agency note	500,000	Feb. 08, 2010	501,345	499,020

Total long-term	$1,400,000		$1,403,987	$1,397,535

Total securities	$4,400,000		$4,378,267	$4,383,847

June 30, 2006	Par Value	Maturity Date	Amortized Cost	Fair Value

Short-term securities
U.S. government agency note	$150,000	Sept. 12, 2006	$149,991	$149,671
U.S. government agency note	240,000	Nov. 15, 2006	239,288	238,874
U.S. government agency note	150,000	Dec. 20, 2006	150,396	149,250

Total short-term	$540,000		$539,675	$537,795

Earnings per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. In 2007, the Company did not issue any stock options. There were no other potentially dilutive items at June 30, 2007. At June 30, 2006, the Company had 430,000 stock options that were issued that had a strike price below the average stock price for the year and resulted in 99,807 incremental diluted shares. In 2005, the Company did not have any stock options that were issued that had a strike price below the average stock price for the year. There were no other potentially dilutive items at June 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is effective for the first interim or annual reporting period beginning after June 15, 2005 and is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting provided by SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires recognition in the financial statements of the cost resulting from all share-based payment transactions by applying a fair-value-based measurement method to account for all share-based payment transactions with employees.

On June 1, 2005, the Company adopted SFAS 123(R) and elected the modified prospective application permitted under SFAS No. 123(R). Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense has been recorded for the unvested portion of previously issued awards that were outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), the Company applied the requirements of APB 25 to account for its stock-based awards. Under APB 25, because the exercise price of the Company’s stock option equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company’s grants on July 1, 2004 and November 28, 2005, respectively were as follows:

	July 1,	November 28,
	2004	2005

Risk free interest rate	4.95%	4.58%
Expected life	10 years	5 years
Expected volatility (based on historical price)	.518	.627
Expected dividend	$0	$0

The expected life of the options granted on November 28, 2005 was determined under the “simplified” method described in Staff Accounting Bulletin (SAB) No. 107.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at June 30, 2007 and 2006 was as follows:

	2007	2006

Foreign currency translation adjustments	$4,372,626	$(3,028,450)

Sales Taxes

Government sales taxes related to MPAL’s oil and gas production revenues are collected by MPAL and remitted to the Australian government. Such amounts are recorded net in the consolidated statements of income.

Reclassifications

Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with current financial statement presentation. Recoverable expenses representing intercompany charges of $1,411,548 and $1,261,168 for the years ended June 30, 2006 and 2005, respectively, were reclassified from other administrative expenses to salaries and employee benefits on the consolidated statements of operations. This reclassification did not impact previously reported operating or net income. A decrease in construction payables of $627,732 and $1,022,120 for the years ended June 30, 2006 and 2005, respectively, have been reclassified to additions to property and equipment on the consolidated statements of cash flows. This reclassification did not impact previously reported subtotals for operating, investing or financing cash flows.

Recent Accounting Pronouncements

In June, 2006, the Emerging Issues Task Force (“EITF”) issued Abstract 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The abstract concludes that presentation of such items are an accounting policy decision regarding the presentation of taxes assessed by a government authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) and such policies should be disclosed. The Company records pipeline tariff revenues on a gross basis with the revenue included in other production related revenues and the remittance of such tariffs are included in production costs. Government sales taxes related to MPAL’s oil and gas production revenues are collected by MPAL and remitted to the Australian government. Such amounts are excluded from revenue and expenses.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is currently evaluating the impact of adopting FIN 48. For further discussion, see Notes 6 and 12 to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our combined financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

2.	Acquisition of Minority Interest of MPAL

During the fourth quarter of fiscal 2006, MPC completed an exchange offer (the Offer) to acquire all of the 44.87% of ordinary shares of MPAL that it did not own (the “Minority Shares”). The Offer consideration was .75 newly-issued shares of MPC common stock and A$0.10 in cash consideration for each of the 20,952,916 MPAL shares that it did not own. New MPC shares were issued to MPAL’s Australian shareholders either as MPC registered shares or in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN.”

The purpose of the acquisition of the Minority Shares was to create a simpler, unified capital structure in which equity investors can participate at a single level. The Company believes that the unified capital structure provides the following benefits: 1) greater liquidity for investors due to a larger combined public float of MPC shares in the US and on the Australian Stock Exchange (“ASX”), 2) more efficient uses of consolidated financial resources through the facilitation of the investment and transfer of funds between Magellan and MPAL and its subsidiaries, 3) alignment of corporate strategies, 4) improved ability of Magellan to raise equity capital or debt financing for future strategic initiatives or exploration activities on potentially more favorable terms, and 5) opportunities for significant cost reductions and organizational efficiencies such as the reduction in costs related to ASX listing fees, regulatory filings and compliance related to MPAL shares that have now been delisted from the ASX. Effective July 1, 2006, 100% of MPAL’s operations are reflected in the consolidated statement of income.

The Offer was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the minority interests’ proportionate interest in MPAL’s identifiable assets and liabilities acquired by MPC based upon their estimated fair values. The fair value of the significant assets acquired (primarily oil and gas properties) and the liabilities assumed was determined by management. The purchase price allocation process was finalized in the fourth quarter of fiscal year 2007 after receipt of final appraisals.

The purchase price of the exchange offer was $32,243,893. This was based upon a value of $1.82 per share of MPC common stock for the 15,716,895 shares issued, cash consideration of $1,563,507 and transaction costs of $2,078,804. The value of the MPC common stock issued was determined based on the average market price of MPC’s common stock over the 3-day period before and 3-day period after the date that MPAL agreed to recommend the terms of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at June 30, 2006:

	Preliminary	Final
	Allocation	Allocation

Current assets	$12,153,855	$12,153,855
Property and equipment(a)(b)	14,364,613	24,418,588
Deferred income taxes(c)	492,041	492,041
Intangible exploration rights(a)	5,323,347	—
Goodwill(b)(c)(d)	5,646,747	4,020,706

Total assets acquired	37,980,603	41,085,190

Current liabilities	(1,396,332)	(1,396,332)
Long term liabilities	(4,428,773)	(7,444,965)

Total liabilities assumed	(5,825,105)	(8,841,297)

Net assets acquired	$32,155,498	$32,243,893

(a)	Values associated with exploration permits and licenses were originally classified as intangible exploration rights for the preliminary allocation under SFAS 142 “Goodwill and Intangibles”. During the process of finalizing the purchase price allocation, we determined that these values should have been reported in property and equipment in accordance with SFAS 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies”. Under SFAS 19, these costs are not depleted and are reviewed annually for impairment, or as events occur during interim periods. An impairment, loss of $892,000 has been recorded for the year ended June 30, 2007.

(b)	Upon receipt of final valuations for facilities and equipment, the value assigned to such facilities increased by approximately $1,400,000 which resulted in a corresponding reduction in goodwill.

(c)	During the process of finalizing the purchase price allocation, we determined that deferred taxes should have been recorded on the step-up in value assigned to exploration permits and licenses. Accordingly, the final allocation includes a deferred tax liability of $1,597,004 which resulted in a corresponding increase in goodwill.

(d)	Goodwill is not subject to amortization and is reviewed annually for impairment. There was no impairment of goodwill at June 30, 2007.

The following pro forma condensed income statement for the fiscal years ended June 30, 2006 and 2005 is presented as if the Offer had been completed as of July 1, 2005 and July 1, 2004, respectively.

Pro Forma Condensed Consolidated Statements of Income

	For the Year Ended June 30, 2006
			Pro Forma
			Adjustments to
			Reflect
			Exchange
	Historical		Offer		Pro Forma

Total revenues	$26,562,435		—		$26,562,435
Costs and expenses	23,635,299		2,242,135		25,877,434

Operating income	2,927,136		(2,242,135)		685,001
Other income	1,268,641		—		1,268,641

Income before income taxes and minority interests	4,195,777		(2,242,135)		1,953,642
Income tax (provision) benefit	(1,678,980)		672,640	(2)	(1,006,340)

Income before minority interests	2,516,797		(1,569,495)		947,302
Minority interests	(1,768,023)		1,768,023	(3)	—

Net income	$748,774		$198,528		$947,302

Average number of shares outstanding
Basic	25,783,243	(A)	15,716,895	(4)	41,500,138

Diluted	25,783,243	(A)	15,716,895	(4)	41,500,138

Net income per share (basic and diluted)	$0.03				$0.02

	For the Year Ended June 30, 2005
			Pro Forma
			Adjustments to
			Reflect
			Exchange
	Historical		Offer		Pro Forma

Total revenues	$21,870,786		—		$21,870,786
Costs and expenses	21,898,111		2,203,071	(1)	24,101,182

Operating income	(27,325)		(2,203,071)		(2,230,396)
Other income	1,141,802		—		1,141,802

Income before income taxes and minority interests	1,114,477		(2,203,071)		(1,088,594)
Income tax (provision) benefit	82,152		660,921	(2)	743,073

Income before minority interests	1,196,629		(1,542,150)		(345,521)
Minority interests	(1,109,669)		1,109,669	(3)	—

Net income	$86,960		$(432,481)		$(345,521)

Average number of shares outstanding
Basic	25,783,243	(A)	15,716,895	(4)	41,500,138

Diluted	25,783,243	(A)	15,716,895	(4)	41,500,138

Net income per share (basic and diluted)	$0.00				$0.00

(A)	Represents outstanding shares prior to the Offer.

Pro Forma Adjustments

1.	Represents the depletion on the excess of the purchase price over the identifiable assets and liabilities acquired which has been allocated to oil and gas properties of $2,242,135 and $2,203,071 for the fiscal years ended June 30, 2006 and 2005, respectively.

2.	Represents the income tax effect on the depletion and transaction costs calculated based on an Australian statutory rate of 30%.

3.	Represents the reversal of the income allocated to the minority interest as 100% of MPAL subject to the Exchange Offer is assumed to be acquired by Magellan at the beginning of the period.

4.	Represents the number of shares assumed to be issued by Magellan pursuant to the terms of the Exchange Offer calculated as follows:

Shares of MPAL not owned by Magellan	20,952,916
Exchange ratio	.75

Magellan shares issued pursuant to the Exchange Offer	15,716,895

3.	Oil and Gas Properties

MPC had the following amounts recorded in oil and gas properties at June 30, 2007 and 2006.

Location	2007	2006

Mereenie and Palm Valley (Australia)	$95,578,259	$78,878,810
Nockatunga (Australia)(1)	17,126,416	5,716,444
Cooper Basin (Australia)(1)	5,046,996	3,127,678
Other (Australia)(1)	548,947	—
Weald/Wessex Basin (UK)(1)	2,433,834	—
Kotaneelee (Canada)	—	108,777

	$120,734,449	$87,831,709

(1)	Includes $8,812,420 and $1,615,943 of costs capitalized as exploratory well costs pending the start of production in the Nockatunga field and the Cooper Basin, respectively. Also included are nondepletable exploration permits and licenses of $2,433,834 related to the Weald/Wessex Basin in the UK, $1,448,568 related to the Cooper Basin and $548,947 to the Maryborough Basin and Amadeus Basin in Australia.

Accumulated Depletion, Depreciation and Amortization

Location	2007	2006

Mereenie and Palm Valley (Australia)	$74,885,273	$57,850,806
Nockatunga (Australia)	4,568,503	1,793,413
Cooper Basin (Australia)	1,787,837	1,141,757
Kotaneelee (Canada)	—	58,349

	$81,241,613	$60,844,325

Depletion, Depreciation and Amortization

During the years ended June 30, 2007, 2006 and 2005, the depletion rate by field was as follows:

	2007	2006	2005

Mereenie and Palm Valley (Australia)	35.5	24.6	25.6
Nockatunga (Australia)	53.6	24.7	12.1
Cooper Basin (Australia)	32.3	42.2	78.1
Kotaneelee (Canada)	—	10.0	8.3

Exploratory and Dry Hole Costs

The 2007, 2006 and 2005 costs relate primarily to the geological and geophysical work and seismic acquisition on MPAL’s exploration permits. The costs for MPAL were $5,520,460, $3,264,837 and $4,157,344 for 2007, 2006, and 2005, respectively.

See Note 11 — Commitments for a summary of MPAL’s required and contingent commitments for exploration expenditures for the five year period beginning July 1, 2007.

Impairment Loss

A non-cash impairment loss of $1,876,171 was recorded in 2007 relating to the decreased value of the Kiana field in the Cooper Basin ($984,171) and the decreased value of exploration permits and licenses that were recognized in purchase accounting ($892,000). The net book value of the Kiana oil and gas property was written down to its future estimated discounted cash flow. As a result of declining production discounted cash flows were utilized to calculate the fair value of the Kiana field. The losses related to the exploration permits and licenses resulted from the ongoing exploration program which did not result in discovery of reserves. These losses related to the MPAL segment.

4.	Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the years ended June 30, 2007 and 2006, is as follows:

	2007	2006

Balance at beginning of year	$7,147,261	$5,729,180
Liabilities incurred	718,048	—
Liabilities settled	—	(442,469)
Accretion expense	517,856	425,254
Revisions to estimate	(54,765)	1,667,877
Exchange effect	1,127,688	(232,581)

Balance at end of year	$9,456,088	$7,147,261

During 2007, the Company recorded liabilities of $718,048 for 11 new wells drilled in the Nockatunga field. During fiscal 2006, the Company plugged and restored 8 wells in the Mereenie field at a cost of $887,035 which resulted in a settlement loss of $444,566. In addition, based upon revised estimates for all fields, an increase of $1,667,877 was made to the total restoration liability in fiscal 2006.

5.	Capital and Stock Options

MPC’s certificate of incorporation provides that any matter to be voted upon must be approved not only by a majority of the shares voted, but also by a majority of the stockholders casting votes present in person or by proxy and entitled to vote thereon.

The Company’s Stock Option Plan provides for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. As of June 30, 2007, 395,000 options were available for future issuance under the Plan.

The following is a summary of option transactions for the three years ended June 30, 2007:

	Expiration	Number of		Fair Value at
Options Outstanding	Dates	Shares	Exercise Prices($)	Grant Date

June 30, 2004		595,000	(1.28 weighted average price)
Granted	Jul. 2014	30,000	1.45	$43,500
Expired		(595,000)	1.28

June 30, 2005		30,000	1.45
Granted	Nov. 2015	400,000	1.60	$365,539

June 30, 2006 and 2007		430,000	(1.59 weighted average price)

The weighted average remaining contractual term as of June 30, 2007 is 7.9 years.

Summary of Options Outstanding at June 30, 2007

	Expiration			Exercise
	Dates	Total	Vested	Prices($)

Granted fiscal year 2004	Jul. 2014	30,000	30,000	1.45
Granted fiscal year 2006	Nov. 2015	400,000	400,000	1.60

All of the options have been granted at the fair value at the date of grant. Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. For the years ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense for the cost of stock options of $7,425 and $375,439 both pre-tax and post-tax (or $.01 per basic and diluted share), respectively. The grant date fair value of the 400,000 options granted on November 28, 2005 was $365,539. Vested options are exercisable during non black out periods. This expense has no effect on cash flow. As of June 30, 2007, there was $0 of total unrecognized compensation costs related to stock options.

The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company’s grants on July 1, 2004 and November 28, 2005, respectively were as follows:

	July 1, 2004	November 28, 2005

Risk free interest rate	4.95%	4.58%
Expected life	10 years	5 years
Expected volatility (based on historical price)	.518	.627
Expected dividend	$0	$0

The expected life of the options granted on November 28, 2005 was determined under the “simplified” method described in SEC Staff Accounting Bulletin (“SAB”) No. 107.

For the year ended June 30, 2005, pro forma information regarding net income and earnings per share was required by SFAS 148, and was determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Company’s pro forma information follows:

		Earnings per Share
	Net Income	Basic	Diluted

Net income as reported — June 30, 2005	$87,000	$—	$—
Stock option expense (determined under fair value method)	(18,000)	—	—

Pro forma net income — June 30, 2005	$69,000	$—	—

6.	Income Taxes

Components of income before income taxes and minority interests by geographic area (in thousands) are as follows:

	Years Ended June 30,
	2007	2006	2005

United States	$(1,386)	$(1,753)	$(1,004)
Foreign	2,831	5,949	2,118

Total	$1,445	$4,196	$1,114

Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

	Years Ended June 30,
	2007	2006	2005

Tax provision computed at statutory rate (30)%	$(434)	$(1,259)	$(334)
MPC (parent company) (income) losses	(416)	(526)	(301)
Non-taxable Australian revenue	404	311	301
MPAL non-deductible foreign losses (New Zealand)	(10)	(88)	(513)
MPAL write off of foreign advances (New Zealand)	—	218	1,000
Increase in valuation reserve for foreign (UK) exploration expenditures	(374)	(243)	—
Repatriation of foreign earnings(a)	—	(1,964)	—
Reversal of prior year reserve on MPC deferred tax assets(a)	—	879	—
Benefit for previously taxed foreign earnings	—	1,085	—
MPC income tax provision(b)	(48)	(13)	(71)
Other	(121)	(79)	—

Consolidated income tax (provision) benefit	$(999)	$(1,679)	$82

Current income tax provision (foreign)	$(2,817)	$(1,841)	$(1,375)
Deferred income tax benefit (foreign)	1,818	162	1,457

Consolidated income tax (provision) benefit	$(999)	$(1,679)	$82

Effective tax rate	69%	40%	7%

(a)	The Corporation has indefinitely reinvested undistributed earnings from subsidiary companies outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

(b)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds and 10% Australian withholding tax on interest income from intercompany loans.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	June 30,	June 30,
	2007	2006

Deferred tax liabilities
Acquisition and development costs	$(425)	$(1,321)
Stepped up basis of oil and gas properties	(3,519)	(1,436)
Repatriated foreign earnings	—	(1,964)
Other	(24)	—

Total deferred tax liabilities	(3,968)	(4,721)

Deferred tax assets
Asset retirement obligations	3,100	2,453
Net operating losses	3,719	4,804
Previously taxed foreign earnings	—	1,085
Stock options	149	128
Foreign tax credits	—	109
Interest	422	422

Total deferred tax assets	7,390	9,001

Valuation allowance	(4,640)	(4,586)

Net deferred tax (liabilities)/asset	$(1,218)	$(306)

The Company records a valuation allowance for deferred tax assets when it is more likely than not that such assets will not be recovered. The valuation allowance increased to $4,640,000 in 2007 from $4,586,000 in 2006. The change in the valuation reserve is due to utilization of certain net operating losses in the US, a valuation reserve for the tax benefit of UK exploration costs and items relating to repatriated foreign earnings.

United States

At June 30, 2007, the Company had approximately $10,284,000 and $4,485,000 of net operating loss carry forwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically as follows (in thousands):

	Paroo USA	MPC	MPC
	Federal	Federal	State

Expires:
2007	$—	$—	$302
2008	—	1,330	359
2010	1,669	—	1,058
2011	1,764	—	1,341
2012	2,855	—	1,425
2013	229	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	96	408	—
2020	—	52	—
2021	25	—	—
2022	73	110	—
2023	2	—	—
2024	1	—	—
2025	—	296	—
2026	—	1,374	—

Total	$6,714	$3,570	$4,485

For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carry forwards and other deductible temporary differences to the extent the realization of such assets are not more likely than not.

Australia

The net deferred tax asset at June 30, 2007 and 2006, respectively, consist of deferred tax liabilities of $425,000 and $1,321,000, primarily relating to the deduction of acquisition and development costs which are capitalized for financial statement purposes, offset by deferred tax assets of $3,100,000 and $2,453,000, primarily relating to asset retirement obligations which will result in tax deductions when paid.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. Under FIN 48, the Company is able to recognize a tax position based on whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company has presumed that its positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step of FIN 48 adoption is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An uncertain income tax position will not be recognized if it does not meet the more-likely-than-not threshold.

MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out the legal basis for its conclusions. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460, plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s financial condition, results of operations and cash flows. It is important to note that the position papers are not assessments of additional taxes.

In a comprehensive audit conducted by the ATO in the period 1992-94, the ATO concluded that PPPL was carrying on business as a money lender and accordingly, should, for taxation purposes, account for its interest income on an accrual basis rather than a cash basis. MPAL accepted this conclusion and from that point has been determining its annual Australian taxation liability on this basis (including claiming deductions for bad debts as a money lender).

Recently, the ATO appears to have taken a more aggressive approach with respect to its views regarding income tax deductions attributable to in-house finance companies. Since this change in approach, the ATO has commenced audits of a number of companies involving, among other issues, the appropriate treatment of bad debt deductions taken by in-house finance companies. Magellan understands that, at this time, while there have been negotiated settlements in relation to some of these audits, none of them has reached final resolution in court.

MPAL intends to refute the positions taken by the ATO and has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors.

Pursuant to the requirements of FIN 48 discussed above and based upon advice of its tax counsel, the Company has concluded that it is more likely than not that its tax position regarding these deductions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Also pursuant to the requirements of FIN 48 that the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement, the Company does not expect to adjust the benefit that has been recorded in the consolidated financial statements upon the adoption of FIN 48 in the first quarter of fiscal year 2008.

The Company is currently evaluating the impact of FIN 48 on its remaining tax positions. At this time, management does not believe that the impact of adopting FIN 48 will have a material impact on the Company’s financial condition.

No accrual has been made for this item in accordance with SFAS No. 5, Accounting for Contingencies, as of June 30, 2007 since a loss is not probable.

7.	Related Party and Other Transactions

G&O’D INC, a firm that provided accounting and administrative services, office facilities and support staff to MPC, was paid $65,700 in fees for fiscal year 2005. In addition, MPC purchased $12,000 of office equipment from G&O’D INC. during 2005. James R. Joyce, the former President and Chief Financial Officer of MPC, is the owner of G&O’D INC. Mr. Joyce retired from his position effective June 30, 2004. Mr. Timothy L. Largay, a director of the Company is a member of the law firm of Murtha Cullina LLP, which firm was paid fees of $114,415, $170,481 and $144,596, in fiscal years 2007, 2006 and 2005, respectively.

8.	Leases

At June 30, 2007, future minimum rental payments applicable to MPC’s and MPAL’s non-cancelable operating (office) lease were $217,000 and $182,000 for the years 2008 and 2009, respectively. There are no future minimum rental payments after 2009.

Operating lease rental expenses for each of the years ended June 30, 2007, 2006 and 2005 were $362,005, $303,536 and $214,661 respectively.

9.	Segment Information

The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL. The Company’s chief operating decision maker is Daniel J. Samela (President, Chief Executive Officer and Chief Accounting and Financial Officer) who reviews the results of the MPC and MPAL businesses on a regular basis. MPC and MPAL both engage in business activities from which it may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment. Although there is discreet information available below the MPAL level, their products and services, production processes, market distribution and customers are similar in nature. In addition, MPAL has a management team which focuses on drilling efforts, capital expenditures and other operational activities.

Segment information (in thousands) for the Company’s two operating segments is as follows:

	Years Ended June 30,
	2007	2006	2005

Revenues:
MPC	$5,996	$973	$1,256
MPAL	30,545	26,530	21,590
Elimination of intersegment dividend	(5,866)	(941)	(975)

Total consolidated revenues	$30,675	$26,562	$21,871

Interest income:
MPC	$259	$100	$89
MPAL	1,411	1,169	1,053

Total consolidated	$1,670	$1,269	$1,142

Net income:
MPC	$4,432	$(826)	$(101)
Equity in earnings of MPAL, net of related costs(1)	1,881	2,516	1,163
Elimination of intersegment dividend	(5,866)	(941)	(975)

Consolidated net income	$447	$749	$87

Assets:
MPC(2)	$61,810	$62,248
MPAL	80,334	61,811
Equity elimination	(56,528)	(55,479)

Total consolidated assets	$85,616	$68,580

	Years Ended June 30,
	2007	2006	2005

Other significant items:
Depletion, depreciation and amortization:
MPC	$6	$10	$27
MPAL	10,687	6,299	6,960

Total consolidated	$10,693	$6,309	$6,987

Exploratory and dry hole costs:
MPC	$—	$—	$—
MPAL	5,520	3,265	4,157

Total consolidated	$5,520	$3,265	$4,157

Income tax expense (benefit):
MPC	$48	$13	$71
MPAL	951	1,666	(153)

Total consolidated	$999	$1,679	$(82)

(1)	Equity in earnings of MPAL for 2007 and 2006 of $3,993,000 and $2,665,000 respectively is reported net of $2,112,000 and $149,000 for 2007 and 2006, respectively, of oil and gas property depletion related to MPC’s stepped up book value of MPAL’s oil and gas property which resulted from its acquisition of the remaining 45% interest in MPAL in 2006. As of June 30, 2006, MPC owned 100% of MPAL as a result of the Offer. See Note 2 to the Consolidated Financial Statements.

(2)	Goodwill attributable to MPAL was $4,020,706 and $5,646,000 for 2007 and 2006, respectively.

10.	Geographic Information

As of each of the stated dates, the Company’s revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

	Years Ended June 30,
	2007	2006	2005

Revenue:
Australia	$30,545	$26,530	$21,590
United States	—	—	—
Canada	130	32	281

	$30,675	$26,562	$21,871

Income (loss) before income taxes and minority interests:
Australia	$3,152	$6,103	$3,612
New Zealand	(25)	(211)	(1,441)
United Kingdom	(1,162)	(812)	(700)
United States-Canada	161	27	258

	2,126	5,107	1,729
Corporate overhead and interest, net of other income (expense)	(681)	(911)	(615)

Consolidated income before income taxes and minority interests	$1,445	$4,196	$1,114

	Years Ended June 30,
	2007	2006	2005

Net income (loss):
Australia	$3,074	$3,621	$2,531
New Zealand	(32)	(293)	(668)
United Kingdom	(1,162)	(812)	(700)
United States	(1,433)	(1,767)	(1,076)

	$447	$749	$87

Identifiable assets:
Australia	$80,334	$61,811
Corporate assets	5,282	6,769

	$85,616	$68,580

Substantially all of MPAL’s gas sales were to the Power and Water Corporation (“PWC”) of the Northern Territory of Australia (“NTA”). Oil sales during 2007 were 44.9% to the Santos group of companies, 13.6% to Delhi Petroleum, 8.9% to Origin Energy Resources and 32.6% to IOR Energy.

11.	Commitments

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company is exposed to oil and gas market price volatility and uses fixed pricing contracts with inflation clauses to mitigate this exposure.

The following is a summary of our consolidated contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	399,000	217,000	182,000	—	—
Purchase Obligations(1)	4,118,000	4,118,000	—	—	—
Asset Retirement Obligations	9,456,000	196,000	5,863,000	1,607,000	1,790,000

Total	$13,973,000	$4,531,000	$6,045,000	$1,607,000	$1,790,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $17,970,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $1,886,000 (less than 1 year), $1,091,000 (1-3 years), $14,961,000 (3-5 years).

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

At June 30, 2007, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf

Less than one year	7.34
Between 1-5 years	11.08
Greater than 5 years	0.00

Total	18.42

12.	Contingencies

MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out the legal basis for its conclusions. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460, plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s financial condition, results of operations and cash flows. It is important to note that the position papers are not assessments of additional taxes.

In a comprehensive audit conducted by the ATO in the period 1992-94, the ATO concluded that PPPL was carrying on business as a money lender and accordingly, should, for taxation purposes, account for its interest income on an accrual basis rather than a cash basis. MPAL accepted this conclusion and from that point has been determining its annual Australian taxation liability on this basis (including claiming deductions for bad debts as a money lender).

Recently, the ATO appears to have taken a more aggressive approach with respect to its views regarding income tax deductions attributable to in-house finance companies. Since this change in approach, the ATO has commenced audits of a number of companies involving, among other issues, the appropriate treatment of bad debt deductions taken by in-house finance companies. Magellan understands that, at this time, while there have been negotiated settlements in relation to some of these audits, none of them has reached final resolution in court.

MPAL intends to refute the positions taken by the ATO and has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors. See Note 6 — Income Taxes for further discussion.

No accrual has been made for this item in accordance with SFAS No. 5, Accounting for Contingencies, as of June 30, 2007 since a loss is not probable.

13.	Selected Quarterly Financial Data (Unaudited)

The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended June 30, 2007 and 2006:

	QTR 1	QTR 2	QTR 3	QTR 4

2007
Total revenues	$6,823	$8,414	$6,849	$8,589
Costs and expenses	(5,447)	(8,592)	(6,708)	(10,152)
Interest income	345	426	438	461
Income tax provision	(691)	(255)	(292)	240

Net income (loss)	1,030	(7)	287	(862)

Per share (basic & diluted)	.02	—	.01	—

Average number of shares outstanding	41,500	41,500	41,500	41,500

2006
Total revenues	$6,095	$6,459	$7,358	$6,650
Costs and expenses	(6,020)	(6,020)	(5,354)	(6,241)
Interest income	340	321	290	317
Income tax provision	(190)	(425)	(717)	(347)
Minority interests	(253)	(561)	(877)	(76)

Net income (loss)	(28)	(226)	700	303

Per share (basic & diluted)	—	(.01)	—	.01

Average number of shares outstanding	25,783	25,783	25,783	36,087

An impairment loss of $1,876,171 was recorded in 2007 relating to the decreased value of the Kiana field in the Cooper Basin ($984,171) and the decreased value of exploration rights ($892,000). See Note 3 for further discussion.

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

Estimated Net Quantities of Proved and Proved Developed Oil and Gas Reserves:

	Natural Gas		Oil
	(Bcf)		(1,000 Bbls)
Proved Reserves:	Australia*	Canada	Australia

June 30, 2004	31.025	.170	616

Extensions and discoveries	—	.012	—
Revision of previous estimates	(.024)	—	22
Purchase of reserves	—	—	—
Production	(5.717)	(.061)	(151)

June 30, 2005	25.284	.121	487

	Natural Gas		Oil
	(Bcf)		(1,000 Bbls)
Proved Reserves:	Australia*	Canada	Australia

Extensions and discoveries	—	.035	71
Revision of previous estimates	(.142)	—	406
Purchase of reserves	—	—	—
Production	(5.706)	(.070)	(154)

June 30, 2006	19.436	.086	810

Extensions and discoveries	—	.067	218
Revision of previous estimates	.014	—	(127)
Purchase of reserves	—	—	—
Production	(5.978)	(.093)	(179)

June 30, 2007	13,472	.060	722

Proved Developed Reserves:
June 30, 2004	22.346	.170	616

June 30, 2005	25,284	.121	487

June 30, 2006	19.436	.086	327

June 30, 2007	13,472	.060	347

*	The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts and are net of royalties. There were no minority interests at June 30, 2006 or June 30, 2007 . Approximately 44.9% of reserves were attributable to minority interests at June 30,2005 and June 30, 2004.

Costs of Oil and Gas Activities (In thousands):

	Australia/New Zealand
	Exploration	Development		Acquisition
Fiscal Year	Costs(1)	Costs(2)		Costs

2007	5,250	20,067		—
2006	3,284	(2,842	)(3)	—
2005	4,028	9,292		—

(1)	These costs have been expensed.

(2)	These costs have been capitalized.

(3)	Development costs include the net increase or decrease in development related assets. The decrease in the Australian exchange rate caused a foreign translation loss in excess of costs incurred.

Capitalized Costs Subject to Depletion, Depreciation and Amortization (DD&A) (In thousands):

	June 30,
Australia/New Zealand	2007	2006

Costs subject to DD&A	$105,874	$85,795
Costs not subject to DD&A	14,860	2,037
Less accumulated DD&A	(81,242)	(60,844)

Net capitalized costs	$39,492	$26,988

Discounted Future Net Cash Flows:

The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2007. There were no minority interests at June 30, 2006 or June 30, 2007. Approximately 44.9% of the reserves and the respective discounted future net cash flows are attributable to minority interests at June 30, 2005.

	Australia
	2007	2006	2005

Future cash inflows	$143,763	$161,788	$81,688
Future production costs	(58,596)	(33,814)	(18,443)
Future development costs	(17,496)	(16,196)	(13,434)
Future income tax expense	(16,829)	(28,900)	(10,342)

Future net cash flows	50,842	82,878	39,469
10% annual discount for estimating timing of cash flows	(12,534)	(12,680)	(8,157)

Standardized measures of discounted future net cash flows	$38,308	$70,198	$31,312

	Canada
	2007	2006	2005

Future cash inflows	$184	$332	$606
Future production costs	(88)	(74)	(60)
Future development costs	—	—	—
Future income tax expense	(24)	(65)	(136)

Future net cash flows	72	193	410
10% annual discount for estimating timing of cash flows	(7)	(4)	(89)

Standardized measures of discounted future net cash flows	$65	$189	$321

	Total
	2007	2006	2005

Future cash inflows	$143,947	$162,120	$82,294
Future production costs	(58,684)	(33,888)	(18,503)
Future development costs	(17,496)	(16,196)	(13,434)
Future income tax expense	(16,853)	(28,965)	(10,478)

Future net cash flows	50,914	83,071	39,879
10% annual discount for estimating timing of cash flows	(12,541)	(12,684)	(8,246)

Standardized measures of discounted future net cash flows	$38,373	$70,387	$31,633

The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

	2007	2006	2005

Net change in prices and production costs	$(60,165)	$69,970	$5,567
Extensions and discoveries		2,714	—
Revision of previous quantity estimates	14,990	1,037	281
Changes in estimated future development costs	5,918	(4,999)	443
Sales and transfers of oil and gas produced	(20,660)	(16,462)	(13,725)
Previously estimated development cost incurred during the period	(179)	(438)	3,827
Accretion of discount	9,273	7,017	2,337
Acquisitions	—	—	—
Net change in income taxes	13,659	(17,025)	410
Net change in exchange rate	5,147	(3,060)	2,612

	$(32,017)	$38,754	$1,752

Additional Information Regarding Discounted Future Net Cash Flows:

Australia

Reserves — Natural Gas

Future net cash flows from net proved gas reserves in Australia were based on MPAL’s share of reserves in the Palm Valley and Mereenie fields Proved reserves in the Mereenie field were limited to the quantities of gas committed to specific contract and the ability of the field to deliver the gas in the contract years. Proved reserves in the Palm valley field were based upon the quantities of gas committed to the contract and estimated sales subsequent to the contract date. Gas prices are computed on the prices set forth in the respective gas sales contracts at June 30, 2007 and estimated future prices for Palm Valley subsequent to the contract date.

Reserves and Costs — Oil

At June 30, 2007, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2007. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income Taxes

Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect of approximately A.$29,167,000, and A.$23,976,000 and A.$23,203,000 in unrecouped capital expenditures at June 30, 2007, 2006 and 2005 respectively. The tax rate used in computing Australian future income tax expense was 30%.

Canada

Reserves and Costs

Future net cash flows from net proved gas reserves in Canada were based on the Company’s share of reserves in the Kotaneelee gas field which was prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., Calgary, Canada. The estimates were based on the selling price of gas Can. $6.28 at June 30, 2007 (Can. $4.55 — 2006) and estimated future production and development costs at June 30, 2007.

Results of Operations

The following are the Company’s results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2007:

	Americas			Australia/New Zealand/United Kingdom
	2007	2006	2005	2007		2006		2005

Revenues:
Oil sales	$—	$—	$—		$11,922		$10,616		$7,574
Gas sales	130	32	282		16,267		14,028		12,196
Other production income	—	—	—		2,356		1,886		1,819

Total revenues	130	32	282		30,545		26,530		21,589

Costs:
Production costs	—	—	—		6,965		8,220		6,144
Depletion, exploratory and dry hole costs	—	5	23		16,105		9,391		10,727

Total costs	—	5	23		23,070		17,611		16,871

Income before taxes and minority interest	130	27	259		7,475		8,919		4,718
Income tax provision*	(33)	(7)	(65)		(2,242)		(2,676)		(1,415)

Income before minority interests	97	20	194		5,233		6,243		3,303
Minority interests**	—	—	—		—		(2,491)		(1,737)

Net income from operations	$97	$20	$194		$5,233		$3,752		$1,566

Depletion per unit of production	$—	$—	$—	A. $	7.44	A. $	6.71	A. $	7.40

*	Income tax provision used for Australia is based on a rate of 30%. Americas 25% is due to a 25% Canadian withholding tax on Kotaneelee gas sales.

**	Effective minority interest for 2006 was 39.9%. Minority interest was 44.9% in 2005.

Item 9. —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) requires public companies to include an internal control report from management of the company in annual reports filed with the SEC. The management internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the applicable fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. Because the Company is a “non-accelerated filer” under the Exchange Act of 1934, as amended, no management report on internal control over financial reporting is included in this Item 9A. However, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has initiated a process to document and evaluate and test its internal controls over financial reporting. Based upon current SEC regulatory requirements, management’s opinion on the internal controls of the Company is required for the fiscal year ending June 30, 2008. An audit opinion on the design and operating effectiveness of controls is not expected to be required until the Company’s annual report for the fiscal year ending June 30, 2009.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s fiscal year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about October 26, 2007. Certain information concerning the executive officers of the Company is included as Item 10 of this report.

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a list of the executive officers of the Company:

			Length of Service	Other Positions Held
Name	Age	Office Held	as an Officer	with Company

Daniel J. Samela	59	President and Chief Financial Officer	Since 2004	Treasurer
T. Gwynn Davies	61	General Manager — MPAL	Since 2001	None

For further information regarding the executive officers see the Company’s Proxy Statement to be filed with the SEC on or about October 26, 2007.

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s existing equity compensation plan as of June 30, 2007.

Number of Securities
Remaining Available for
	Number of Securities	Weighted Average	Issuance Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants and	Warrants and Rights	Reflected in Column (a))
Plan Category	Rights (a) (#)	(b)($)	(c) (#)

Equity compensation plans approved by security holders	430,000	$1.59	395,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements.

The financial statements listed below and included under Item 8 are filed as part of this report.

Page
Reference

Report of Independent Registered Public Accounting Firm	30
Consolidated balance sheets as of June 30, 2007 and 2006	31
Consolidated statements of income for each of the three years in the period ended June 30, 2007	32
Consolidated statements of stockholders’ equity for each of the three years in the period ended June 30, 2007	33
Consolidated statements of cash flows for each of the three years in the period ended June 30, 2007	34
Notes to consolidated financial statements	35
Supplementary oil and gas information (unaudited)	55
EX-21: SUBSIDIARIES OF THE REGISTRANT
EX-23.1: CONSENT OF DELOTTE & TOUCHE LLP
EX-23.2: CONSENT OF PADDOCK LINDSTROM & ASSOCIATES LTD
EX-31: CERTIFICATIONS
EX-32: CERTIFICATIONS

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

(b) By-Laws, as amended on April 18, 2007, as filed as Exhibit 3.1 to current Report on Form 8-K filed on April 23, 2007 are incorporated by reference.

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

(s) Palm Valley Renewal of Petroleum Lease dated November 6, 2003, filed as Exhibit 10 (s) to Annual Report on Form 10-K for the year ended June 30, 2005, is incorporated herein by reference.

11. Statement re computation of per share earnings.

Not applicable.

12. Statement re computation of ratios.

None.

13. Annual report to security holders, Form 10-Q or quarterly report to security holders.

Not applicable.

14. Code of Ethics

Magellan Petroleum Corporation Standards of Conduct filed as Exhibit 14 to Annual Report Form 10-K for the year ended June 30, 2006, is incorporated herein by reference.

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

Dated: October 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel J. Samela Daniel J. Samela	President, Chief Executive Officer, Chief Financial and Accounting Officer	Dated: October 5, 2007

/s/ Donald V. Basso Donald V. Basso	Director	Dated: October 5, 2007

/s/ Timothy L. Largay Timothy L. Largay	Director	Dated: October 5, 2007

/s/ Robert Mollah Robert Mollah	Director	Dated: October 5, 2007

/s/ Walter Mccann Walter Mccann	Director	Dated: October 5, 2007

/s/ Ronald P. Pettirossi Ronald P. Pettirossi	Director	Dated: October 5, 2007

INDEX TO EXHIBITS

21	.	Subsidiaries of the Registrant.
23	.	1. Consent of Deloitte & Touche LLP
2. Consent of Paddock Lindstrom & Associates, Ltd.
31	.	Rule 13a-14(a) Certifications.
32	.	Section 1350 Certifications.