Form 10-Q
period 2007-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2007-11-14
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2007

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     The number of shares outstanding of the issuer’s single class of common stock as of November 12, 2007 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
SEPTEMBER 30, 2007

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2007	2007
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$27,985,199	$28,470,448
Accounts receivable — Trade (net of allowance for doubtful accounts of $77,134 and $69,658 at September 30 and June 30, 2007, respectively)	6,729,394	5,044,258
Marketable securities	2,891,245	2,974,280
Inventories	727,028	702,356
Other assets	290,702	378,808

Total current assets	38,623,568	37,570,150

Deferred income taxes	1,736,651	2,300,830
Marketable securities	1,000,000	1,403,987
Property and equipment, net:
Oil and gas properties (successful efforts method)	126,026,776	120,734,449
Land, buildings and equipment	2,963,178	2,846,433
Field equipment	950,696	912,396

	129,940,650	124,493,278
Less accumulated depletion, depreciation and amortization	(90,815,121)	(84,172,522)

Net property and equipment	39,125,529	40,320,756

Goodwill	4,020,706	4,020,706

Total assets	$84,506,454	$85,616,429

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,520,644	$5,313,653
Accounts payable-working interest partners	183,383	222,883
Accrued liabilities	1,698,645	1,382,320
Income taxes payable	1,110,750	1,647,137

Total current liabilities	4,513,422	8,565,993

Long term liabilities:
Deferred income taxes	3,246,562	3,518,990
Other long term liabilities	34,120	100,578
Asset retirement obligations	10,003,407	9,456,088

Total long term liabilities	13,284,089	13,075,656

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares Outstanding 41,500,325 and 41,500,325 shares	415,001	415,001
Capital in excess of par value	73,153,002	73,153,002
Accumulated deficit	(13,567,319)	(13,965,849)
Accumulated other comprehensive income	6,708,259	4,372,626

Total stockholders’ equity	66,708,943	63,974,780

Total liabilities and stockholders’ equity	$84,506,454	$85,616,429

Note: The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
REVENUES:
Oil sales	$4,732,820	$2,925,514
Gas sales	3,989,184	3,403,398
Other production related revenues	599,929	494,252

Total revenues	9,321,933	6,823,164

COSTS AND EXPENSES:
Production costs	2,098,026	1,791,139
Exploratory and dry hole costs	2,013,474	431,983
Salaries and employee benefits	444,509	315,130
Depletion, depreciation and amortization	3,161,256	2,001,952
Auditing, accounting and legal services	237,051	175,805
Accretion expense	170,208	131,767
Shareholder communications	47,066	76,547
Gain on sale of field equipment	(9,653)	—
Other administrative expenses	869,913	522,612

Total costs and expenses	9,031,850	5,446,935

Operating income	290,083	1,376,229
Interest income	489,217	345,121

Income before income taxes	779,300	1,721,350
Income tax provision	(380,770)	(691,213)

Net income	$398,530	$1,030,137

Average number of shares:
Basic	41,500,138	41,500,138

Diluted	41,500,138	41,500,138

Net income per share (basic and diluted)	$0.01	$0.02

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$398,530	$1,030,137
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of field equipment	(9,653)	—
Depletion, depreciation and amortization	3,161,256	2,001,952
Accretion expense	170,208	131,767
Deferred income taxes	366,242	884,826
Stock option expense	—	1,238
Exploration and dry hole costs	2,013,474	386,875
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(1,433,939)	219,553
Other assets	88,106	39,171
Inventories	5,329	(113,148)
Accounts payable and accrued liabilities	(3,182,900)	(19,428)
Income taxes payable	(589,618)	(335)

Net cash provided by operating activities	987,035	4,562,608
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	9,653	—
Additions to property and equipment	(1,386,371)	(1,280,597)
Oil and gas exploration activities	(2,013,474)	(386,875)
Marketable securities matured	737,769	149,991
Marketable securities purchased	(250,747)	(969,645)

Net cash used in investing activities	(2,903,170)	(2,487,126)

FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	1,430,886	1,109,978

Net increase in cash and cash equivalents	(485,249)	3,185,460
Cash and cash equivalents at beginning of period	28,470,448	21,882,882

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,985,199	$25,068,342

Cash Payments:
Income taxes	615,388	—
Interest	—	—
     Supplemental Schedule of Non-cash Investing and Financing Activities:
     At September 30, 2007 and 2006, accounts payable included $872,847 and $989,004 of payables related to property and equipment.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1: NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
     Magellan Petroleum Corporation (the “Company” or “MPC”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and three petroleum production leases covering the Nockatunga oil field (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in South Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
     The accompanying unaudited consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. All amounts presented are in United States dollars, unless otherwise noted.
     Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with current financial statement presentation. Recoverable expenses representing intercompany charges of $331,395 for the quarter ended September 30, 2006 were reclassified from other administrative expenses to salaries and employee benefits on the consolidated statements of operations. This reclassification did not impact previously reported operating or net income. A decrease in construction payables of $77,623 for the quarter ended September 30, 2006 has been reclassified to additions to property and equipment on the consolidated statements of cash flows. This reclassification did not impact previously reported subtotals for operating, investing or financing cash flows.
      Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.
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
Note 2. Comprehensive Income
     Total comprehensive income during the three month periods ended September 30, 2007 and 2006 was as follows:

			ACCUMULATED
	THREE MONTHS ENDED		OTHER
	SEPTEMBER 30,		COMPREHENSIVE
	2007	2006	INCOME
Balance at June 30, 2007			$4,372,626
Net income	$398,530	$1,030,137
Foreign currency translation adjustments	2,335,633	1,275,955	2,335,633

			ACCUMULATED
	THREE MONTHS ENDED		OTHER
	SEPTEMBER 30,		COMPREHENSIVE
	2007	2006	INCOME
Total comprehensive income	$2,734,163	$2,306,092

Balance at September 30, 2007			$6,708,259

Note 3. Earnings per Share
     Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. During the three months ended September 30, 2007 and 2006, the Company did not issue any stock options. At September 30, 2007 and 2006, the Company did not have any stock options that were issued that had a stock price below the average stock price for the period. Accordingly, there were no other potentially dilutive items at September 30, 2007 and 2006.
Note 4. Segment Information
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
     Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Revenues:
MPC	$59	$1
MPAL	9,263	6,822

Total consolidated revenues	$9,322	$6,823

Net income (loss):
MPC	$(489)	$(424)
MPAL	888	1,454

Consolidated net income	$399	$1,030

Note 5. Exploration and Dry Hole Costs
     These costs relate primarily to the exploration work being performed on MPAL’s properties. During the quarter ended September 30, 2007, the Company incurred dry hole costs of $1,461,000 for Petroleum Exploration License (“PEL”) 93 in the Cooper Basin.
Note 6. Asset Retirement Obligations
     A reconciliation of the Company’s asset retirement obligations for the three months ended September 30, 2007 was as follows:

Balance at July 1, 2007	$9,456,088
Liabilities incurred	—
Liabilities settled	—
Accretion expense	170,208
Revisions to estimate	—
Exchange effect	377,111

Balance at September 30, 2007	$10,003,407

Note 7. Uncertain Tax Positions
     In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” The Company adopted FIN 48 effective July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. Under FIN 48, the Company is able to recognize a tax position based on whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company has presumed that its positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step of FIN 48 adoption is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An uncertain income tax position will not be recognized if it does not meet the more-likely-than-not threshold. The adoption of FIN 48 did not affect the Company’s consolidated financial statements.
     The Company has made a policy election that interest and penalty costs, if incurred, will be classified as income taxes in the Company’s financial statements. The tax years that remain open and subject to examination by tax jurisdictions are fiscal 2004 to present in the United States and fiscal 1996 to present in Australia.
     MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out its legal basis for its conclusions. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460 ($US $11,767,955) , plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
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
     MPAL does not agree with the positions taken by the ATO and has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors.
     Pursuant to the requirements of FIN 48 and based upon advice of its tax counsel, the Company has concluded that it is more likely than not that its tax position regarding these deductions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Also pursuant to the requirements of FIN 48, the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has recorded the full benefit of these deductions in the consolidated financial statements upon the adoption of FIN 48 on July 1, 2007.
     Settlement discussions between the ATO and MPAL are ongoing in this matter. These discussions could result in a material reduction in the benefit recorded in the Company’s consolidated financial statements. The Company is not able to estimate the range of possible changes at this time.
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

CRITICAL ACCOUNTING POLICIES
Oil and Gas Properties
     The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases and permit and concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie and Palm Valley, proved developed reserves are limited to contracted quantities. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves or the contracted quantities.
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
Income Taxes
     The Company follows Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for deferred tax assets when it is more likely than not that such assets will not be recovered.
     FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) is an interpretation of SFAS 109 and was adopted by the Company July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. Under FIN 48, the Company is able to recognize a tax position based on whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company has presumed that its positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step of FIN 48 adoption is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An uncertain income tax position will not be recognized if it does not meet the more-likely-than-not threshold. To appropriately account for income tax matters in accordance with SFAS 109 and FIN 48, the Company is required to make significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements.
Nondepletable Assets
     At September 30 and June 30, 2007, oil and gas properties include $6.1 million and $14.8 million, respectively, of capitalized costs that are currently not being depleted. These amounts consist of $1.7 million and $1.6 million, respectively, related to PEL 106 in the Cooper Basin which have been capitalized in excess of one year because the related well has sufficient quantity of reserves to justify its completion as a producing well. At June 30, 2007, nondepletable assets also include $8.8 million of costs relating to drilling in the Nockatunga field which were capitalized as exploratory well costs pending the start of production. Depletion of these costs commenced in the three months ended September 30, 2007 when production started. In addition, as of September 30 and June 30, 2007 capitalized costs not currently being depleted include $4.4 million associated with exploration permits and licenses in Australia and the U.K. The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. The Company estimates the value of these assets based upon drilling activity, estimated cash flow and commitments.
Goodwill
     Goodwill is not amortized. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in SFAS No. 142

“Goodwill and Other Intangible Assets.” The Company estimates future cash flows to determine if any impairment has occurred. There was no impairment of goodwill as of September 30 and June 30, 2007.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.
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
Executive Summary
     MPC is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and three petroleum production leases covering the Nockatunga oil fields (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in South Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Since 2006, MPAL has refocused its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio. MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated
     At September 30, 2007, the Company on a consolidated basis had $27,985,199 of cash and cash equivalents and $3,891,245 of marketable securities.
     Net cash provided by operations was $987,035 in 2007 versus $4,562,608 in 2006. The decrease in cash provided by operations is primarily related to a decrease in accounts payable of $3,163,472 due to the payment of Company’s joint venture liabilities related to the Nockatunga project.
     The Company invested $3,399,845 and $1,667,472 in oil and gas exploration activities during the three months ended September 30, 2007 and 2006, respectively. The increase was due to increased oil and gas exploration activities for the three months ended September 30, 2007. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.
     As previously disclosed, the ATO has conducted an audit of the Australian income tax returns of MPAL and its wholly-owned subsidiaries for the years 1997- 2005. The audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned finance subsidiary of MPAL, related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460 ($US $11,767,955), plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s liquidity, financial condition, results of operations and cash flows.
Effect of exchange rate changes
     The value of the Australian dollar relative to the U.S. dollar increased 4.2% to $.8787 at September 30, 2007, compared to a value of $.8433 at June 30, 2007.
As to MPC
     At September 30, 2007, MPC, on an unconsolidated basis, had working capital of approximately $2.8 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and future cash requirements.
     In August 2006, a dividend of approximately $5.9 million was received from MPAL. Also in August 2006, MPC loaned approximately $4.1 million to MPAL payable August, 2011 at an interest rate of 5.84%. The tax effect of these transactions was recorded in fiscal year 2006. The loan was repaid in full on March 22, 2007.
As to MPAL
     At September 30, 2007, MPAL had working capital of approximately $31.3 million. MPAL has budgeted approximately $7.2 million for specific exploration projects in fiscal year 2008 as compared to $1.7 million expended in the three months ended September 30, 2007. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Producers are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Amadeus producers will be able to contract for the sale of the remaining uncontracted reserves.
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
     The following is a summary of our consolidated contractual obligations at September 30, 2007:

	PAYMENTS DUE BY PERIOD				MORE
		LESS THAN			THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Operating Lease Obligations	344,000	208,000	136,000	—	—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	10,003,000	205,000	6,224,000	1,706,000	1,868,000

Total	$13,727,000	$3,793,000	$6,360,000	$1,706,000	1,868,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $15,284,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $1,158,000 (less than 1 year), $14,126,000 (1-3 years), $0 (3-5 years).
THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. SEPTEMBER 30, 2006
REVENUES
     OIL SALES INCREASED 62% in the 2007 quarter to $4,732,820 from $2,925,514 in 2006 because of the 55% increase in volume and the 12% increase in the exchange rate discussed below. The volume increase was due mostly to increased production from the Nockatunga project. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2007 SALES		2006 SALES
		AVERAGE PRICE		AVERAGE PRICE
	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL
Australia:
Mereenie field	25,034	89.56	24,911	89.35
Cooper Basin	2,033	93.27	7,003	92.82
Nockatunga project	34,837	78.23	7,965	87.39

Total	61,904	83.33	39,879	89.55

     GAS SALES INCREASED 17% to $3,989,184 in 2007 from $3,403,398 in 2006 due mostly to an increase in the average price per mcf and the 12% increase in the exchange rate discussed below.

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Australia	$3,930,000	$3,402,000
Canada	59,000	1,000

Total	$3,989,000	$3,403,000

     The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2007 SALES		2006 SALES
		A.$ AVERAGE		A.$ AVERAGE
		PRICE PER		PRICE PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	.345	2.21	.395	2.19
Australia: Mereenie	1.079	3.49	1.039	3.17

Total	1.424	3.17	1.434	2.89

     OTHER PRODUCTION RELATED REVENUES INCREASED 21% to $599,929 in 2007 from $494,252 in 2006. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues.
COSTS AND EXPENSES
     PRODUCTION COSTS INCREASED 17% in 2007 to $2,098,026 from $1,791,139 in 2006. The increase in 2007 was primarily the result of increased expenditures in the Nockatunga project due to increased revenues and the 12% increase in the exchange rate described below.
     EXPLORATION AND DRY HOLE COSTS INCREASED 366% to $2,013,474 in 2007 from $431,983 in 2006. These costs related to the exploration work performed on MPAL’s properties. The primary reasons for the increase in 2007 were the increased drilling costs related to the Cooper Basin drilling program ($1,461,000) for PEL 93 and the 12% increase in the exchange rate described below.
     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 58% to $3,161,256 in 2007 from $2,001,952 in 2006. This increase was mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 ($514,000), and increased depletion in the Nockatunga project due to increased production and expenditures ($718,000) as ten new wells were tied into production and the 12% increase in the exchange rate described below.
     AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 35% in 2007 to $237,051 from $175,805 in 2006 due to higher accounting and auditing costs relating to the purchase of the remaining shares of MPAL and the 12% increase in the exchange rate described below.
     ACCRETION EXPENSE INCREASED 29% to $170,208 in 2007 from $131,767 in 2006. This was due mostly to accretion of the revised asset retirement obligation recorded in fiscal 2007 and the 12% increase in the exchange rate described below.
     OTHER ADMINISTRATIVE EXPENSES INCREASED 66% to $869,913 in 2007 from $522,612 in 2006. This is due mostly to increased consulting costs related to the ATO audit and the 12% increase in the exchange rate described below.
INCOME TAXES
     INCOME TAX PROVISION DECREASED in 2007 to $380,770 from $691,213 in 2006 as a result of a decrease in income before taxes. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2007	2006
Income before income taxes	$779	$1,721

Tax at 30%	234	516
MPC’s non Australian loss	142	126
Non-taxable Australian revenue	(62)	(84)
Depletion on step up basis — oil & gas properties	—	128
Other permanent differences	52	5

Australian income tax provision	366	691
MPC income tax provision(a)	15	—

Consolidated income tax provision	$381	$691

Current income tax provision	$15	$39
Deferred income tax provision	366	652

Income tax provision	$381	$691

Effective tax rate	49%	40%

(a)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and was adopted by the Company July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. Under FIN 48, the Company is able to recognize a tax position based on whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company has presumed that its positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step of FIN 48 adoption is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An uncertain income tax position will not be recognized if it does not meet the more-likely-than-not threshold. The adoption of FIN 48 did not affect the Company’s consolidated financial statements.
     As previously disclosed, MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out its legal basis for its conclusions. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460 ($US 11,767,955), plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
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
     Recently, the ATO appears to have taken a more aggressive approach with respect to its views regarding income tax deductions attributable to in-house finance companies. Since this change in approach, the ATO has commenced audits of a number of companies involving, among other issues, the appropriate treatment of bad debt deductions taken by in-house finance companies. Magellan understands that, at this time, while there have been negotiated settlements in relation to some of these audits none of them has reached final resolution in court.
     MPAL does not agree with the positions taken by the ATO and has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors.
     Pursuant to the requirements of FIN 48 and based upon advice of its tax counsel, the Company has concluded that it is more likely than not that its tax position regarding these deductions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Also pursuant to the requirements of FIN 48, the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has recorded the full benefit of these deductions in the consolidated financial statements upon the adoption of FIN 48 on July 1, 2007.
     Settlement discussions between the ATO and MPAL are ongoing in this matter. These discussions could result in a material reduction in the benefit recorded in the Company’s consolidated financial statements. The Company is not able to estimate the range of possible changes at this time.
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8787 at September 30, 2007 compared to a value of $.8433 at June 30, 2007. This resulted in a $2,335,633 credit to the foreign currency translation adjustments account for the three months ended September 30, 2007. The average exchange rate used to translate MPAL’s operations in Australia was $.8477 for the quarter ended September 30, 2007, which was a 12% increase compared to the $.7571 rate for the quarter ended September 30, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 2007, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $31.9 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $932,000 and $903,000, for the three months ended September 30, 2007, respectively. For the three months period ended September 30, 2007, oil sales represented approximately 54% of production revenues. Based on the current three month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $473,000. Gas sales, which represented approximately 46% of production revenues in the current three months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.
Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II — OTHER INFORMATION SEPTEMBER 30, 2007
ITEM 1 LEGAL PROCEEDINGS
     As previously disclosed, MPAL, the Company’s wholly-owned Australian subsidiary, has been notified that the Australian Taxation Office (“ATO”) is conducting an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit is focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO has issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out its legal basis for its conclusions. The ATO has indicated in the position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460 ($US 11,767,955), plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO. If assessments of this amount are issued by the ATO, and upheld by the Australian courts, such assessments would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
     In a comprehensive audit conducted by the ATO in the period 1992 — 94, the ATO concluded that PPPL was carrying on business as a money lender and accordingly, should, for taxation purposes, account for its interest income on an accrual basis rather than a cash basis. MPAL accepted this conclusion and from that point has been determining its annual Australian taxation liability on this basis (including claiming deductions for bad debts as a money lender).
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
     MPAL does not agree with the positions taken by the ATO and has retained the services of experienced Australian tax counsel, and will also be represented by its Australian tax advisors. See Note 7, Uncertain Tax Positions and “Income Taxes” in Item 2 of management’s discussion and analysis of financial condition and results of operations for discussions of the impact of the adoption of FIN 48 on the Company’s financial statements.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

				Maximum
			Total Number of	Number of
	Total Number of	Average Price	Shares Purchased	Shares that May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan(1)	Under Plan
July 1-31, 2007	0	0	0	319,150
August 1-31, 2007	0	0	0	319,150
September 1-30, 2007	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2007, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

ITEM 6. EXHIBITS
31.	Rule 13a-14(a) Certifications.

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
SEPTEMBER 30, 2007
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION Registrant
Date: November 14, 2007	By:	/s/ Daniel J. Samela
Daniel J. Samela, President and Chief Executive Officer,
Chief Financial and Accounting Officer