Form 10-Q
period 2007-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2008-02-13
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                            Accelerated filer                                            Non-accelerated filer ☑                                           Smaller reporting company 
(Do not check if a smaller reporting company)

The number of shares outstanding of the issuer’s single class of common stock as of February 07, 2008 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

December 31, 2007

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	JUNE 30, 2007
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$30,232,678	$28,470,448
Accounts receivable — Trade (net of allowance for doubtful accounts of $81,500 and $69,658 at December 31 and June 30, 2007, respectively)	8,620,669	5,044,258
Accounts receivable-working interest partners	350,269	—
Marketable securities	2,404,507	2,974,280
Inventories	1,096,024	702,356
Other assets	260,832	378,808
Total current assets	42,964,979	37,570,150
Deferred income taxes	1,330,021	2,300,830
Marketable securities	1,000,000	1,403,987
Property and equipment, net:
Oil and gas properties (successful efforts method)	126,296,515	120,734,449
Land, buildings and equipment	2,983,336	2,846,433
Field equipment	948,532	912,396
	130,228,383	124,493,278
Less accumulated depletion, depreciation and amortization	(93,397,178)	(84,172,522)
Net property and equipment	36,831,205	40,320,756
Goodwill	4,020,706	4,020,706
Total assets	$86,146,911	$85,616,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,425,177	$5,313,653
Accounts payable-working interest partners	—	222,883
Accrued liabilities	1,566,905	1,382,320
Income taxes payable	12,068,510	1,647,137
Total current liabilities	16,060,592	8,565,993
Long term liabilities:
Deferred income taxes	2,977,321	3,518,990
Other long term liabilities	39,593	100,578
Asset retirement obligations	10,222,099	9,456,088
Total long term liabilities	13,239,013	13,075,656
Commitments	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares, outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,153,002	73,153,002
Accumulated deficit	(23,248,802)	(13,965,849)
Accumulated other comprehensive income	6,528,105	4,372,626
Total stockholders’ equity	56,847,306	63,974,780
Total liabilities and stockholders’ equity	$86,146,911	$85,616,429

Note: The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2007	2006	2007	2006
REVENUES:
Oil sales	$4,887,721	$3,227,393	$9,620,541	$6,152,907
Gas sales	4,772,980	4,490,952	8,762,164	7,894,350
Other production related revenues	713,280	695,740	1,313,209	1,189,992
Total revenues	10,373,981	8,414,085	19,695,914	15,237,249
COSTS AND EXPENSES:
Production costs	2,525,231	1,806,267	4,623,257	3,597,406
Exploration and dry hole costs	724,117	2,541,280	2,737,591	2,973,263
Salaries and employee benefits	375,840	394,972	820,349	710,102
Depletion, depreciation and amortization	2,796,390	2,762,867	5,957,646	4,764,819
Auditing, accounting and legal services	321,052	148,204	558,103	324,009
Accretion expense	176,180	134,413	346,388	266,179
Shareholder communications	154,222	159,342	201,288	235,890
Gain on sale of field equipment	(17,304)	—	(26,957)	—
Other administrative expenses	771,732	644,969	1,641,645	1,167,581
Total costs and expenses	7,827,460	8,592,314	16,859,310	14,039,249
Operating income (loss)	2,546,521	(178,229)	2,836,604	1,198,000
Interest income	569,862	425,793	1,059,079	770,913
Income before income taxes	3,116,383	247,564	3,895,683	1,968,913
Income tax provision	(12,797,866)	(255,471)	(13,178,636)	(946,684)
NET (LOSS) INCOME	(9,681,483)	(7,907)	(9,282,953)	1,022,229
Average number of shares outstanding
Basic	41,500,325	41,500,325	41,500,325	41,500,325
Diluted	41,500,325	41,500,325	41,500,325	41,500,325
NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)	$(.23)	$(.00)	$(.22)	$.02

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	SIX MONTHS ENDED DECEMBER 31,
	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(9,282,953)	$1,022,229
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of field equipment	(26,957)	—
Depletion, depreciation and amortization	5,957,646	4,764,819
Accretion expense	346,388	266,179
Deferred income taxes	520,228	1,180,020
Stock option expense	—	4,950
Exploration and dry hole costs	2,685,371	2,861,197
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(3,290,960)	(1,234,337)
Other assets	117,976	61,748
Inventories	(358,054)	26,709
Accounts payable and accrued liabilities	(3,376,192)	(600,474)
Income taxes payable	10,360,482	(469,226)
Net cash provided by operating activities	3,652,975	7,883,814
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	26,957	—
Additions to property and equipment	(1,401,692)	(429,874)
Oil and gas exploration activities	(2,685,371)	(2,861,197)
Marketable securities matured	1,474,988	539,675
Marketable securities purchased	(501,228)	(385,347)
Net cash used in investing activities	(3,086,346)	(3,136,743)
FINANCING ACTIVITIES:
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	1,195,601	2,422,556
Net increase in cash and cash equivalents	1,762,230	7,169,627
Cash and cash equivalents at beginning of period	28,470,448	21,882,882
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,232,678	$29,052,509
Cash Payments:
Income taxes	2,297,926	487,312
Interest	—

Supplemental Schedule of Non-cash Investing and Financing Activities:

At December 31, 2007 and 2006, accounts payable included $1,654,587 and $2,696,030 of payables related to property and equipment.  A revision to estimates of asset retirement obligations for $42,882 was made at December 31, 2007.

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Magellan Petroleum Corporation (the “Company” or “MPC”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and three petroleum production leases covering the Nockatunga oil field (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in South Australia. The Palm Valley Darwin contract expires in January, 2012 and the Mereenie contracts expire in June, 2009. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. All amounts presented are in United States dollars, unless otherwise noted.

 Certain reclassifications of prior period data included in the accompanying consolidated financial statements have been made to conform with current financial statement presentation. An increase in construction payables of $1,830,464 for the six months ended December 31, 2006 has been reclassified to additions to property and equipment on the consolidated statements of cash flows. This reclassification did not impact previously reported subtotals for operating, investing or financing cash flows.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS  157 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

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

Note 2. Comprehensive Income

Total comprehensive income (loss) during the three and six month periods ended December 31, 2007 and 2006 was as follows:

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2007	2006	2007	2006	ACCUMULATED OTHER COMPREHENSIVE (INCOME)LOSS
Balance at June 30, 2007					$4,372,626
Net (loss) income	$(9,681,483)	$(7,907)	$(9,282,953)	$1,022,229
Foreign currency translation adjustments	(180,154)	2,510,633	2,155,479	3,786,588	2,155,479
Total comprehensive (loss) income	$(9,861,637)	$2,502,726	$(7,127,474)	$4,808,817
Balance at December 31, 2007					$6,528,105

Note 3. Earnings (Loss) per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. During the three and six month periods ended December 31, 2007 and 2006, the Company did not issue any stock options. At December 31, 2007 and 2006, the Company did not have any stock options that were issued that had a stock price below the average stock price for the period. Accordingly, there were no other potentially dilutive items at December 31, 2007 and 2006.

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

Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2007	2006	2007	2006
Revenues:
MPC	$31	$—	$91	$1
MPAL	10,343	8,414	19,605	15,236
Total consolidated revenues	$10,374	$8,414	$19,696	$15,237
Net (loss) income:
MPC	$(655)	$(432)	$(1,144)	$(855)
MPAL	(9,026)	424	(8,139)	1,877
Consolidated net (loss) income	$(9,681)	$(8)	$(9,283)	$1,022

Note 5. Exploration and Dry Hole Costs

These costs relate primarily to the exploration work being performed on MPAL’s properties. During the six months ended December 31, 2007, the Company incurred dry hole costs of $1,505,000 in the Cooper Basin and $125,000 in the Weald Basin in the United Kingdom.

Note 6. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the six months ended December 31, 2007 was as follows:

Balance at July 1, 2007	$9,456,088
Liabilities incurred	—
Liabilities settled	—
Accretion expense	346,388
Revisions to estimate	42,882
Exchange effect	376,741
Balance at December 31, 2007	$10,222,099

Note 7. Income Taxes

As previously disclosed, the Australian Taxation Office (“ATO”) conducted an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO in August, 2007 issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out its legal basis for its conclusions. The ATO indicated in its position papers that the increase in taxes arising from its proposed positions would be (Aus) $13,392,460 plus possible interest and penalties, which could have exceeded the amount of the increased taxes asserted by the ATO.

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

Recently, the ATO has taken a more aggressive approach with respect to its views regarding income tax deductions attributable to in-house finance companies. Since this change in approach, the ATO has commenced audits of a number of companies involving, among other issues, the appropriate treatment of bad debt deductions taken by in-house finance companies. Magellan understands that, at this time, while there have been negotiated settlements in relation to some of these audits, none of them has reached final resolution in court.

 Based upon the advice of Australian tax counsel, the Company and the ATO held settlement discussions concerning this matter during this quarter. In order to avoid a protracted and costly legal battle with the ATO, diversion of company management and resources away from Company business and the possibility of significantly higher payments with a loss in court, the Company decided to settle this matter. On December 19, 2007, MPAL reached a non-binding agreement in principle to settle this dispute for an aggregate settlement payment by MPAL to the ATO of (Aus) $14,641,994. The aggregate settlement payment is comprised of (Aus) $10,340,796 in amended taxes and (Aus) $4,301,198 of interest on the amended taxes. No penalties were to be assessed as part of the terms of the settlement. The agreement in principle to settle the dispute was conditioned upon MPAL and the ATO agreeing on formal terms of settlement in a binding agreement (the Deed of Settlement) which the parties agreed to negotiate and sign promptly.  As further agreed by the parties, the ATO issued assessments for the agreed upon amended tax liabilities in January 2008.  Under the final terms of the Deed of Settlement signed by the parties on February 7, 2008, MPAL agreed not to object to or appeal the ATO’s amended assessments. The Deed of Settlement with the ATO constitutes a complete release and extinguishment of the tax liabilities of MPAL and its subsidiaries with respect to the amended assessments and the prior bad debt deductions.

On January 21, 2008, MPAL paid (Aus) $5,000,000 to the ATO as a deposit towards this settlement. The remaining (Aus) $9,641,994 is scheduled to be paid by MPAL on February 14, 2008.

Both the amended taxes and interest in the amount of US$12,836,636 has been recorded as part of the income tax provision for the quarter ended December 31, 2007 ($.31 per share).

The Company adopted FIN 48 on July 1, 2007. Under FIN 48, a company  recognizes an uncertain tax position (“UTP”) based on whether it is more likely than not that the UTP will be sustained upon examination by the appropriate taxing authority, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position. In evaluating whether a UTP has met the more-likely-than-not recognition threshold, a company must presume that its positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step of FIN 48 adoption is measurement. A UTP that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The UTP is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A UTP is not recognized if it does not meet the more-likely-than-not threshold.

Upon the adoption of FIN 48, MPAL received a legal opinion from its Australian tax counsel that concluded that the Company would be more likely than not to sustain these deductions in court.  Australian tax counsel also advised the Company that 100% of the tax benefit of these deductions is the largest amount of the benefit that would be more than 50% likely to be realized.  As a result, the Company recorded no liability for this UTP prior to the settlement which was negotiated in December.

The components of the income tax (in thousands) between MPC and MPAL are as follows:

	3 MONTHS ENDED DECEMBER 31		6 MONTHS ENDED DECEMBER 31
	2007	2006	2007	2006

Income before income taxes	$3,117	$248	$3,896	$1,969
Tax at 30%	935	74	1,169	591
MPC’s non Australian loss	195	129	337	257
Non-taxable Australian revenue	(162)	(114)	(225)	(199)
Depletion on step up basis – oil & gas properties	—	165	19	293
Other permanent differences	10	2	11	5
ATO assessment of prior year taxes, net of interest expense benefit	11,706	—	11,706	—
Increase in valuation reserve for foreign (UK) exploration expenditures	107	—	140	—
Australian income tax provision	12,791	256	13,157	947
MPC income tax provision(a)	7	—	22	—
Consolidated income tax provision	$12,798	$256	$13,179	$947
Current income tax provision	$12,644	$19	$12,659	$889
Deferred income tax provision	154	237	520	58
Income tax provision	$12,978	$256	$13,179	$947
Effective tax rate	416%	103%	338%	48%
___________
 (a)                  MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.

The Company has made a policy election that interest and penalty costs, if incurred, will be classified as income taxes in the Company’s financial statements. The tax years that remain open and subject to examination by tax jurisdictions are fiscal 2004 to present in the United States and fiscal 1996 to present in Australia except for the issues agreed upon in the Deed of Settlement discussed above which are now closed.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The results reflect fully consolidated financial statements of MPC and MPAL. Among these risks and uncertainties are the pricing and production levels from the properties in which the Company has interests and the extent of the recoverable reserves at those properties. In addition, the Company has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Nondepletable Assets

At December 31 and June 30, 2007, oil and gas properties include $6.1 million and $14.8 million, respectively, of capitalized costs that are currently not being depleted.  These amounts consist of $1.7 million and $1.6 million, respectively, related to PEL 106 in the Cooper Basin which were capitalized during the year ended June 30, 2006.  These amounts remain capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. Efforts are currently being made to market the gas from this well. At June 30, 2007, nondepletable assets also include $8.8 million of costs relating to drilling in the Nockatunga field which were capitalized as exploratory well costs pending the start of production.  Depletion of these costs commenced in the three months ended September 30, 2007 when production started.  In addition, as of December 31 and June 30, 2007 capitalized costs not currently being depleted include $4.4 million associated with exploration permits and licenses in Australia and the U.K. The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. The Company estimates the value of these assets based upon drilling activity, estimated cash flow and commitments.

Goodwill

Goodwill is not amortized. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company estimates future cash flows to determine if any impairment has occurred. There was no impairment of goodwill as of December 31 and June 30, 2007.

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

Estimates of future asset retirement obligations include significant management judgment and are based on projected future retirement costs, field life and estimated costs. Such costs could differ significantly when they are incurred.

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

Executive Summary

MPC is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and three petroleum production leases covering the Nockatunga oil fields (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in South Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Since 2006, MPAL has refocused its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio. The Palm Valley Darwin contract expires in January, 2012 and the Mereenie contracts expire in June, 2009. MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

 LIQUIDITY AND CAPITAL RESOURCES

Consolidated

At December 31, 2007, the Company on a consolidated basis had $30,232,678 of cash and cash equivalents and $3,404,507 of marketable securities.

Net cash provided by operations was $3,652,975 in 2007 versus $7,883,814 in 2006. The decrease in cash provided by operations is primarily due to an increase in accounts receivable of 2,056,623 relating to oil sales from the Nockatunga wells and a decrease in accounts payable of $2,775,718 due to the payment of Company’s joint venture liabilities related to the Nockatunga project.

The Company invested $4,087,063 and $3,291,071 in oil and gas exploration activities during the six months ended December 31, 2007 and 2006, respectively. The increase was due to a decrease in construction payables and an increase in the exchange rate discussed below.

As previously disclosed (See Note 7 to the Financial Statements), the ATO conducted an audit of the Australian income tax returns of MPAL and its wholly-owned subsidiaries for the years 1997- 2005. The audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned finance subsidiary of MPAL, related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO in August 2007 issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries.

Based upon the advice of Australian tax counsel, the Company and the ATO held settlement discussions concerning this matter during this quarter. In order to avoid a protracted and costly legal battle with the ATO, diversion of company management and resources away from Company business and the possibility of a higher payment with a loss in court, the Company decided to settle this matter. On December 21, 2007, MPAL reached an agreement in principle to settle this dispute for an aggregate settlement payment by MPAL to the ATO of (Aus) $14,641,994. This is comprised of (Aus) $10,340,796 in amended taxes and (Aus) $4,301,198 of interest on the amended taxes. No penalties were assessed as part of this settlement. The agreement in principle to settle the dispute was conditioned upon MPAL and the ATO agreeing on formal terms of settlement in a binding agreement (the Deed of Settlement) which the parties agreed to negotiate and sign promptly.  As further agreed by the parties, the ATO issued assessments for the agreed upon amended tax liabilities in January 2008.  Under the final terms of the Deed of Settlement signed by the parties on February 7, 2008, MPAL agreed not to object to or appeal the ATO’s amended assessments. The Deed of Settlement with the ATO constitutes a complete release and extinguishment of the tax liabilities of MPAL and its subsidiaries with respect to the amended assessments and the prior bad debt deductions.

On January 21, 2008, MPAL paid (Aus) $5,000,000 to the ATO as a deposit towards this settlement. The remaining (Aus) $9,641,994 is scheduled to be paid by MPAL on February 14, 2008.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 4.0% to $.8767 at December 31, 2007, compared to a value of $.8433 at June 30, 2007.

As to MPC

At December 31, 2007, MPC, on an unconsolidated basis, had working capital of approximately $2.0 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and future cash requirements.

As to MPAL

At December 31, 2007, MPAL had working capital of approximately $24.9 million. MPAL has budgeted approximately (Aus) $7.2 million for specific exploration projects in fiscal year 2008 as compared to (Aus) $2.6 million expended in the six months ended December 31, 2007. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire in January, 2012 and June, 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Producers (MPAL and Santos) are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Amadeus producers will be able to contract for the sale of the remaining uncontracted reserves.

As previously disclosed, MPAL settled with the ATO for (Aus) $14,641,994  (See Note 7 to the financial statements). As in the past, MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company is exposed to oil and gas market price volatility and uses fixed pricing contracts with inflation clauses to mitigate this exposure.

The following is a summary of our consolidated contractual obligations at December 31, 2007:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating Lease Obligations	323,000	220,000	103,000	—	—
Australian Tax Office Settlement (see note 7)	12,837,000	12,837,000	—	—	—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	10,222,000	205,000	6,324,000	1,768,000	1,925,000
Total	$26,762,000	$16,642,000	$6,427,000	$1,768,000	1,925,000
______________
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

THREE MONTHS ENDED DECEMBER 31, 2007 VS. DECEMBER 31, 2006

REVENUES

OIL SALES INCREASED 51% in the 2007 quarter to $4,887,721 from $3,227,393 in 2006 because of the 43% increase in average price per barrel and the 15.6% increase in the exchange rate discussed below. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,
	2007 SALES		2006 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL
Australia:
Mereenie field	25,701	116.88	27,871	74.01
Cooper Basin	1,254	119.74	4,010	72.41
Nockatunga project	27,651	89.36	23,037	69.27
Total	54,606	103.08	54,918	71.92

GAS SALES INCREASED 6% to $4,772,980 in 2007 from $4,490,952 in 2006 due mostly to a 2% increase in the average price per mcf and the 15.6% increase in the exchange rate discussed below partially offset by a 7% decrease in volume.

	THREE MONTHS ENDED DECEMBER 31,
	2007	2006
Australia	$4,741,510	$4,490,952
Canada	31,470	—
Total	$4,772,980	$4,490,952

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,
	2007 SALES		2006 SALES
		A.$ AVERAGE PRICE PER		A.$ AVERAGE PRICE PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	.340	2.21	.385	2.20
Australia: Mereenie	1.180	3.63	1.250	3.57
Total	1.520	3.30	1.635	3.24

COSTS AND EXPENSES

PRODUCTION COSTS INCREASED 40% in 2007 to $2,525,231 from $1,806,267 in 2006. The increase in 2007 was primarily the result of increased expenditures in the Nockatunga project due to increased revenues, repairs and maintenance on the Mereenie project and the 15.6% increase in the exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED 72% to $724,117 in 2007 from $2,541,280 in 2006. These costs related to the exploration work performed on MPAL’s properties. The primary reasons for the decrease in 2007 were the decreased drilling costs related to the Cooper Basin drilling program, partially offset by the 15.6% increase in the exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 1% to $2,796,390 in 2007 from $2,762,867 in 2006. This increase was mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006, the 15.6% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley projects due to lower depletable costs.

AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 117% in 2007 to $321,052 from $148,204 in 2006 due to higher accounting and auditing costs relating to the ATO audit and settlement and the purchase of the remaining shares of MPAL and the 15.6% increase in the exchange rate described below.

ACCRETION EXPENSE INCREASED 31% to $176,180 in 2007 from $134,413 in 2006. This was due mostly to accretion of the new wells drilled in fiscal 2007 in the Nockatunga project and the 15.6% increase in the exchange rate described below.

OTHER ADMINISTRATIVE EXPENSES INCREASED 20% to $771,732 in 2007 from $644,969 in 2006. This is due mostly to increased consulting costs related to the ATO audit and settlement and the 15.6% increase in the exchange rate described below.

INCOME TAX PROVISION INCREASED in 2007 to $12,797,866 from $255,471 in 2006. This is mostly due to the $12,836,636 tax settlement agreed to by MPAL with the ATO regarding amended assessments for MPAL’s prior years’ Australian taxes. (See Note 7).

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.8767 at December 31, 2007 compared to a value of $.8787 at September 30, 2007. This resulted in a $180,154 debit to the foreign currency translation adjustments account for the three months ended December 31, 2007. The average exchange rate used to translate MPAL’s operations in Australia was $.8899 for the quarter ended December 31, 2007, which was a 15.6% increase compared to the $.7700 rate for the quarter ended December 31, 2006.

SIX MONTHS ENDED DECEMBER 31, 2007 VS. DECEMBER 31, 2006

REVENUES

OIL SALES INCREASED 56% in the six months to $9,620,541 from $6,152,907 in 2006 because of a 23% volume increase due  to increased sales in  the Nockatunga project, a 17% increase in the average price per barrel sold and the 13.8 % increase in the exchange rate discussed below. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	SIX MONTHS ENDED DECEMBER 31,
	2007 SALES		2006 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL
Australia:
Mereenie field	50,735	103.40	52,782	81.25
Cooper Basin	3,287	103.36	11,013	85.39
Nockatunga project	62,487	83.15	31,002	73.93
Total	116,509	92.59	94,797	79.33

GAS SALES INCREASED 11% to $8,762,164 in 2007 from $7,894,350 in 2006. The increase was the result of a 5% increase in price per mcf sold and the 13.8% increase in the exchange rate discussed below partially offset by a 4% decrease in volume.

	SIX MONTHS ENDED
	DECEMBER 31,
	2007	2006
Australia	$8,671,436	$7,892,882
Canada	90,728	1,468
Total	$8,762,164	$7,894,350

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	SIX MONTHS ENDED DECEMBER 31,
	BCF	2007 SALES A.$ AVERAGE PRICE PER MCF	BCF	2006 SALES A.$ AVERAGE PRICE PER MCF
Australia: Palm Valley	.686	2.21	.781	2.20
Australia: Mereenie	2.260	3.56	2.289	3.39
Total	2.946	3.24	3.070	3.08

COSTS AND EXPENSES

PRODUCTION COSTS INCREASED 29% IN 2007 to $4,623,257 from $3,597,406 in 2006.  The increase in 2007 was primarily the result of increased expenditures in the Nockatunga project due to increased revenues, repairs and maintenance on the Mereenie project and the 13.8% increase in the exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED 8% to $2,737,591 in 2007 from $2,973,263 in 2006. These costs related to the exploration work performed on MPAL’s properties. The primary reason for the decrease in 2007 were the decreased drilling costs related to the Cooper Basin drilling program, partially offset by the 13.8% increase in the exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 25% to $5,957,646 in 2007 from $4,764,819 in 2006. This increase was mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006, increased depletion in the Nockatunga project due to increased production and expenditures, the 13.8% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley projects due to lower depletable costs.

AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 72% in 2007 to $558,103 from $324,009 in 2006 due to higher accounting and auditing costs relating to the ATO audit and settlement and the purchase of the remaining shares of MPAL and the 13.8% increase in the exchange rate described below.

ACCRETION EXPENSE INCREASED 30% to $346,388 in 2007 from $266,179 in 2006. This was due mostly to accretion of the new wells drilled in fiscal 2007 in the Nockatunga project and the 13.8% increase in the exchange rate described below.

OTHER ADMINISTRATIVE EXPENSES INCREASED 41% to $1,641,645 in 2007 from $1,167,581 in 2006. This is due mostly to increased consulting costs related to the ATO audit and settlement and the 13.8% increase in the exchange rate described below.

INCOME TAX PROVISION INCREASED in 2007 to $13,178,636 from $946,684 in 2006. This is mostly due to the $12,836,636 tax settlement agreed to by MPAL with the ATO regarding amended assessments for MPAL’s prior years’ Australian taxes (see Note 7).

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8767 at December 31, 2007 compared to a value of $.8433 at June 30, 2007. This resulted in a $2,155,479 credit to the foreign currency translation adjustments account for the six months ended December, 2007. The average exchange rate used to translate MPAL’s operations in Australia was $.8688 for the six month period ended December 31, 2007, which was a 13.8% increase compared to the $.7636 rate for the six month period ended December 31, 2006.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. At December 31, 2007, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $33.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. Marketable securities have not been impacted by the US credit crisis. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $1,970,000 and $1,686,000, for the six months ended December 31, 2007, respectively. For the six month period ended December 31, 2007, oil sales represented approximately 52% of production revenues. Based on the current six month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $962,000. Gas sales, which represented approximately 48% of production revenues in the current six months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the six months ended December 31, 2007.

 ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of December 31, 2007. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION
DECEMBER 31, 2007

ITEM 1 LEGAL PROCEEDINGS

As previously disclosed, the Australian Taxation Office (“ATO”) conducted an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO in August, 2007 issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out its legal basis for its conclusions. The ATO indicated in its position papers that the increase in taxes arising from its proposed positions would be (Aus) $13,392,460, plus possible interest and penalties, which could be substantial and exceed the amount of the increased taxes asserted by the ATO.

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

Recently, the ATO has taken a more aggressive approach with respect to its views regarding income tax deductions attributable to in-house finance companies. Since this change in approach, the ATO has commenced audits of a number of companies involving, among other issues, the appropriate treatment of bad debt deductions taken by in-house finance companies. Magellan understands that, at this time, while there have been negotiated settlements in relation to some of these audits, none of them has reached final resolution in court.

Based upon the advice of Australian tax counsel, the Company and the ATO held settlement discussions concerning this matter during this quarter. In order to avoid a protracted and costly legal battle with the ATO, diversion of company management and resources away from Company business and the possibility of significantly higher payments with a loss in court, the Company decided to settle this matter. On December 19, 2007, MPAL reached a non-binding agreement in principle to settle this dispute for an aggregate settlement payment by MPAL to the ATO of (Aus) $14,641,994. The aggregate settlement payment is comprised of (Aus) $10,340,796 in amended taxes and (Aus) $4,301,198 of interest on the amended taxes. No penalties were to be assessed as part of the terms of the settlement. The agreement in principle to settle the dispute was conditioned upon MPAL and the ATO agreeing on formal terms of settlement in a binding agreement (the Deed of Settlement) which the parties agreed to negotiate and sign promptly.  As further agreed by the parties, the ATO issued assessments for the agreed upon amended tax liabilities in January 2008.  Under the final terms of the Deed of Settlement signed by the parties on February 7, 2008, MPAL agreed not to object to or appeal the ATO’s amended assessments. The Deed of Settlement with the ATO constitutes a complete release and extinguishment of the tax liabilities of MPAL and its subsidiaries with respect to the amended assessments and the prior bad debt deductions.

On January 21, 2008, MPAL paid (Aus) $5,000,000 to the ATO as a deposit towards this settlement. The remaining (Aus) $9,641,994 is scheduled to be paid by MPAL on February 14, 2008.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
October 1-31, 2007	0	0	0	319,150
November 1-30, 2007	0	0	0	319,150
December 1-31, 2007	0	0	0	319,150
___________
(1)
The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2007, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On December 6, 2007, the Company held its 2007 Annual General Meeting of Stockholders.

(b) The following directors were elected as directors of the Company. The vote was as follows:

	Shares		Stockholders
	For	Withheld	For	Withheld
Ronald Pettirossi	27,219,195	636,582	1,162	177
Walter McCann	27,405,687	617,090	1,156	183

(c) The firm of Deloitte & Touche LLP was appointed as the Company’s independent auditors for the year ending June 30, 2008. The vote was as follows:

	Shares	Stockholders
For	30,460,136	1,203
Against	2,674,587	68
Abstain	442,317	68

(d) Authorization to amend the Company’s Restated Certificate of Incorporation and implement a reverse stock split was approved. The vote was as follows:

	Shares	Stockholders
For	25,047,321	940
Against	8,255,591	297
Abstain	274,120	102

ITEM 5 OTHER EVENTS

On October 24, 2007, the Board of Directors of the Company amended the Company’s 1998 Stock Option Plan to substantive and procedural requirements of Section 409A of the Internal Revenue Code of 1986, as amended.  A copy of the First Amendment is attached to this Form 10-Q as Exhibit 10.1.

As discussed in Note 7 above, the Company reported on February 7, 2008 that MPAL reached an agreement to settle an ongoing income tax dispute between MPAL and the ATO for an aggregate settlement payment by MPAL to the ATO of (Aus) $14.6 million. The dispute concerned certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL, related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies.  MPAL and the ATO entered into a Deed of Settlement dated February 7, 2008 concerning this matter.  A copy of the Deed of Settlement is attached hereto as Exhibit 10.2.

ITEM 6 EXHIBITS

10.1   First Amendment to the Company’s 1998 Stock Option Plan, dated as of October 24, 2007 filed herein.

10.2
Deed of Settlement between Magellan Petroleum Australia Limited, Magellan Petroleum (N.T.) Pty LTD, Paroo Petroleum Pty    Ltd and the Commissioner of Taxation of the Commonwealth of Australia dated February 7, 2008 filed herein.

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

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
DECEMBER 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: February 13, 2008                                                                         By/s/ Daniel J. Samela
Daniel J. Samela, President and Chief Executive Officer,
Chief Financial and Accounting Officer