Form 10-Q
period 2008-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2008-05-13
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                ☐                      Accelerated filer☐

Non-accelerated filer                                                                ☑                      Smaller reporting company☐
(Do not check if a smaller reporting company)

The number of shares outstanding of the issuer’s single class of common stock as of May 8, 2008 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

March 31, 2008

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	JUNE 30, 2007
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$25,969,118	$28,470,448
Accounts receivable — Trade (net of allowance for doubtful accounts of $88,828 and $69,658 at March 31, 2008 and June 30, 2007, respectively)	6,691,969	5,044,258
Marketable securities	2,418,884	2,974,280
Inventories	1,278,070	702,356
Other assets	416,428	378,808
Total current assets	36,774,469	37,570,150
Deferred income taxes	1,780,742	2,300,830
Marketable securities	250,000	1,403,987
Property and equipment, net:
Oil and gas properties (successful efforts method)	132,094,982	120,734,449
Land, buildings and equipment	3,140,188	2,846,433
Field equipment	993,000	912,396
	136,228,170	124,493,278
Less accumulated depletion, depreciation and amortization	(100,474,743)	(84,172,522)
Net property and equipment	35,753,427	40,320,756
Goodwill	4,020,706	4,020,706
Total assets	$78,579,344	$85,616,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,449,199	$5,313,653
Accounts payable-working interest partners	368,171	222,883
Accrued liabilities	1,580,657	1,382,320
Income taxes payable	214,112	1,647,137
Total current liabilities	3,612,139	8,565,993
Long term liabilities:
Deferred income taxes	2,721,859	3,518,990
Other long term liabilities	43,068	100,578
Asset retirement obligations	10,884,307	9,456,088
Total long term liabilities	13,649,234	13,075,656
Commitments	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares, outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,216,143	73,153,002
Accumulated deficit	(21,560,359)	(13,965,849)
Accumulated other comprehensive income	9,247,186	4,372,626
Total stockholders’ equity	61,317,971	63,974,780
Total liabilities and stockholders’ equity	$78,579,344	$85,616,429

Note: The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2008	2007	2008	2007
REVENUES:
Oil sales	$4,442,241	$2,305,562	$14,062,782	$8,458,469
Gas sales	4,433,188	3,879,437	13,195,352	11,773,787
Other production related revenues	660,634	663,624	1,973,843	1,853,616
Total revenues	9,536,063	6,848,623	29,231,977	22,085,872
COSTS AND EXPENSES:
Production costs	1,801,975	1,535,250	6,425,232	5,132,656
Exploration and dry hole costs	334,651	1,568,280	3,072,242	4,541,543
Salaries and employee benefits	395,685	341,105	1,216,034	1,051,207
Depletion, depreciation and amortization	2,914,218	2,267,722	8,871,864	7,032,541
Auditing, accounting and legal services	215,394	114,106	773,497	438,115
Accretion expense	180,461	136,883	526,849	403,062
Shareholder communications	98,762	114,320	300,050	350,210
Loss (gain) on sale of field equipment	3,209	(7,772)	(23,748)	(7,966)
Other administrative expenses	883,221	638,308	2,524,866	1,806,083
Total costs and expenses	6,827,576	6,708,202	23,686,886	20,747,451
Operating income	2,708,487	140,421	5,545,091	1,338,421
Interest income	500,121	437,780	1,559,200	1,208,693
Income before income taxes	3,208,608	578,201	7,104,291	2,547,114
Income tax provision	(1,520,165)	(292,274)	(14,698,801)	(1,238,958)
NET INCOME (LOSS)	1,688,443	285,927	(7,594,510)	1,308,156
Average number of shares outstanding
Basic	41,500,325	41,500,325	41,500,325	41,500,325
Diluted	41,500,325	41,500,325	41,500,325	41,500,325
NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)	$0.04	$0.01	$(0.18)	$0.03

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	NINE MONTHS ENDED March 31,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(7,594,510)	1,308,156
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of field equipment	(23,748)	(7,966)
Depletion, depreciation and amortization	8,871,864	7,032,541
Accretion expense	526,849	403,062
Deferred income taxes	(104,091)	1,489,402
Stock option expense	63,141	7,425
Exploration and dry hole costs	2,987,642	4,175,072
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(1,125,828)	481,149
Other assets	(37,620)	(65,669)
Inventories	(488,235)	60,385
Accounts payable and accrued liabilities	(3,557,981)	(773,378)
Income taxes payable	(1,633,867)	(950,714)
Net cash (used) provided by operating activities	(2,116,384)	13,159,465
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	23,748	7,966
Additions to property and equipment	(1,584,871)	(5,712,509)
Oil and gas exploration activities	(2,987,642)	(4,175,072)
Marketable securities matured	3,229,718	1,322,270
Marketable securities purchased	(1,520,335)	(4,761,442)
Net cash used in investing activities	(2,839,382)	(13,318,787)
FINANCING ACTIVITIES:
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	2,454,436	2,822,762
Net (decrease) increase in cash and cash equivalents	(2,501,330)	2,663,440
Cash and cash equivalents at beginning of period	28,470,448	21,882,882
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,969,118	$24,546,322
Cash Payments:
Income taxes	12,544,235	987,946
Interest	3,893,014	—

Supplemental Schedule of Noncash Investing and Financing Activities:
Revision to estimate of asset retirement obligations	42,882	224,044
Asset retirement obligation liabilities incurred	—	304,896
Accounts payable related to property and equipment	1,100,954	1,165,368

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Magellan Petroleum Corporation (the “Company” or “MPC”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), three petroleum production leases covering the Nockatunga oil field (41% working interest) and eleven licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in South Australia. The Palm Valley Darwin contract expires in January, 2012 and the Mereenie contracts expire in June, 2009. The United Kingdom licenses are located in Southern England. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. All amounts presented are in United States dollars, unless otherwise noted.

 Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company beginning July 1, 2008 for financial asset and liabilities and July 1, 2009 for nonfinancial assets and liabilities. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

Note 2. Stock Options

The Company’s Stock Option Plan provides for options to be granted at a price of not less than fair value on the date of grant and for a term of not greater than ten years. As of March 31, 2008, 295,000 options were available for future issuance under the Plan.

The following is a summary of option transactions for the period from June 30, 2006 through March 31, 2008:
Options Outstanding	Expiration Dates	Number of Shares	Exercise Prices ($)	Fair Value at Grant Date
June 30, 2006 and 2007		430,000	(1.59 weighted average price)
Granted	Feb. 2018	100,000	1.16	$63,141
March 31, 2008		530,000	(1.51 weighted average price)

The weighted average remaining contractual term as of March 31, 2008 is 7.5 years.

Summary of Options Outstanding at March 31, 2008

	Expiration Dates	Total	Vested	Exercise Prices($)
Granted fiscal year 2004	Jul. 2014	30,000	30,000	1.45
Granted fiscal year 2006	Nov. 2015	400,000	400,000	1.60
Granted fiscal year 2008	Feb. 2018	100,000	100,000	1.16

All of the options have been granted with an exercise price equal to the fair market valueof the Company’s stock at the date of grant. Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense for the cost of stock options of $63,141 and $2,475 (or $.00 per basic and diluted share), respectively. Vested options are exercisable during non black out periods. This expense has no effect on cash flow. As of March 31, 2008, there was $0 of total unrecognized compensation costs related to stock options.

The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company’s grants on February 18, 2008 were as follows:

Risk free interest rate	3.20%
Expected life	10 years
Expected volatility (based on historical price)	.611
Expected dividend	$0

The expected life of the options granted on February 18, 2008 was determined under the “simplified” method described in SEC Staff Accounting Bulletin (“SAB”) No. 107.

Note 3. Comprehensive Income (Loss)

Total comprehensive income (loss) during the three and nine month periods ended March 31, 2008 and 2007 was as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2008	2007	2008	2007	ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at June 30, 2007					$4,372,626
Net income (loss)	$1,688,443	$285,927	$(7,594,510)	$1,308,156
Foreign currency translation adjustments	2,719,950	1,349,791	4,874,560	5,136,379	4,874,560
Total comprehensive income (loss)	$4,408,393	$1,635,718	$(2,719,950)	$6,444,535
Balance at March 31, 2008					$9,247,186

Note 4. Earnings (Loss) per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. On February 18, 2008, the Company issued 100,000 stock options with an exercise price of $1.16.  The options vested in full upon issuance and will expire on February 18, 2018.

For the nine month period ended March 31, 2008, the Company had 100,000 outstanding options that were issued that had a strike price below the average stock price for the period and resulted in 1,695 incremental diluted shares for the respective period. Since the Company incurred a loss from operations, the incremental shares are anti-dilutive.

For the three month period ended March 31, 2008, the Company 's 530,000 stock options issued were anti-dilutive because the strike price was below the average stock price for the period. Accordingly, there were no other dilutive items for the respective period.

During the three and nine month periods ended March 31, 2007, the Company did not issue any stock options. At March 31, 2007, the Company did not have any stock options that were issued that had a stock price below the average stock price for the period. Accordingly, there were no other dilutive items at March 31, 2007.

Note 5. Segment Information

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

Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2008	2007	2008	2007
Revenues:
MPC	$60	$—	$151	$2
MPAL	9,476	6,849	29,081	22,084
Total consolidated revenues	$9,536	$6,849	$29,232	$22,086
Net income(loss):
MPC	$(515)	$(375)	$(1,659)	$(1,230)
MPAL	2,203	661	(5,936)	2,538
Consolidated net income (loss)	$1,688	$286	$(7,595)	$1,308

Note 6. Exploration and Dry Hole Costs

These costs relate primarily to the exploration work being performed on MPAL’s properties. During the nine months ended March 31, 2008 and 2007, the Company incurred dry hole costs of $1,457,000 and $2,630,688, respectively, in the Cooper Basin.

Note 7. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the nine months ended March 31, 2008 was as follows:

Balance at July 1, 2007	$9,456,088
Liabilities incurred	—
Liabilities settled	—
Accretion expense	526,849
Revisions to estimate	42,882
Exchange effect	858,488
Balance at March 31, 2008	$10,884,307

Note 8. Income Taxes

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

 Based upon the advice of Australian tax counsel, the Company and the ATO held settlement discussions concerning this matter during the quarter ended December 31, 2007. In order to avoid a protracted and costly legal battle with the ATO, diversion of company management and resources away from Company business and the possibility of significantly higher payments with a loss in court, the Company decided to settle this matter. On December 19, 2007, MPAL reached a non-binding agreement in principle to settle this dispute for an aggregate settlement payment by MPAL to the ATO of (Aus) $14,641,994. The aggregate settlement payment was comprised of (Aus) $10,340,796 in amended taxes and (Aus) $4,301,198 of interest on the amended taxes. No penalties were to be assessed as part of the terms of the settlement. The agreement in principle to settle the dispute was conditioned upon MPAL and the ATO agreeing on formal terms of settlement in a binding agreement (the Deed of Settlement) which the parties agreed to negotiate and sign promptly.  As further agreed by the parties, the ATO issued assessments for the agreed upon amended tax liabilities in January, 2008.  Under the final terms of the Deed of Settlement signed by the parties on February 7, 2008, MPAL agreed not to object to or appeal the ATO’s amended assessments. The Deed of Settlement with the ATO constitutes a complete release and extinguishment of the tax liabilities of MPAL and its subsidiaries with respect to the amended assessments and the prior bad debt deductions.

On January 21, 2008 MPAL paid (Aus) $5,000,000 to the ATO as a deposit towards this settlement. The remaining (Aus) $9,641,994 was paid by MPAL on February 14, 2008. As agreed upon by the parties, the matter is now closed.

Both the amended taxes and interest in the amount of (US) $13,252,469 has been recorded as part of the income tax provision for the nine months ended March 31, 2008 ($.31 per share).

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) is an interpretation of SFAS 109 and was adopted by the Company on July 1, 2007. Under FIN 48, a company recognizes an uncertain tax position (“UTP”) based on whether it is more likely than not that the UTP will be sustained upon examination by the appropriate taxing authority, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position. In evaluating whether a UTP has met the more-likely-than-not recognition threshold, a company must presume that its positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step of FIN 48 adoption is measurement. A UTP that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The UTP is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A UTP is not recognized if it does not meet the more-likely-than-not threshold.

Upon the adoption of FIN 48, MPAL received a legal opinion from its Australian tax counsel that concluded that the Company would be more likely than not to sustain these deductions in court.  Australian tax counsel also advised the Company that 100% of the tax benefit of these deductions is the largest amount of the benefit that would be more than 50% likely to be realized.  As a result, the Company recorded no liability for this UTP prior to the settlement which was negotiated in December, 2007.

The components of the income tax (in thousands) between MPC and MPAL are as follows:

	3 MONTHS ENDED March 31		9 MONTHS ENDED March 31
	2008	2007	2008	2007

Income before income taxes	$3,209	$578	$7,104	$2,547
Tax at 30%	963	173	2,131	764
MPC’s non Australian loss	150	108	487	364
Non-taxable Australian revenue	(113)	(113)	(338)	(312)
Depletion on step up basis – oil & gas properties	9	108	28	401
Other permanent differences	2	—	14	6
ATO assessment of prior year taxes, net of interest expense benefit	379	—	12,085	—
Increase in valuation reserve for foreign (UK) exploration expenditures	115	—	255	—
Australian income tax provision	1,505	276	14,662	1,223
MPC income tax provision(a)	15	16	37	16
Consolidated income tax provision	$1,520	$292	$14,699	$1,239
Current income tax provision	$2,144	$14	$14,803	$72
Deferred income tax (benefit) provision	(624)	278	(104)	1,167
Income tax provision	$1,520	$292	$14,699	$1,239
Effective tax rate	47%	51%	207%	49%
___________
(a)
MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds and 10% Australian withholding tax on interest income from intercompany loans.

The Company has made a policy election that interest and penalty costs, if incurred, will be classified as a component of the income tax provision in the Company’s financial statements. The tax years that remain open and subject to examination by tax jurisdictions are fiscal 2004 to present in the United States and fiscal 1996 to present in Australia except for the issues agreed upon in the Deed of Settlement discussed above which are now closed.

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

Nondepletable Assets

At March 31, 2008 and June 30, 2007, oil and gas properties include $6.2 million and $14.8 million, respectively, of capitalized costs that are currently not being depleted.  These amounts consist of $1.8 million and $1.6 million, respectively, related to PEL 106 in the Cooper Basin which were capitalized during the year ended June 30, 2006.  These amounts remain capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. Efforts are currently being made to market the gas from this well. At June 30, 2007, nondepletable assets also include $8.8 million of costs relating to drilling in the Nockatunga field which were capitalized as well costs pending the start of production.  Depletion of these costs commenced in the quarter ended September 30, 2007 when production started.  In addition, as of March 31, 2008 and June 30, 2007 capitalized costs not currently being depleted include $4.4 million associated with exploration permits and licenses in Australia and the U.K. The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. The Company estimates the value of these assets based upon drilling activity, estimated cash flow and commitments.

Goodwill

Goodwill is not amortized. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company estimates future cash flows to determine if any impairment has occurred. There were no indicators of impairment during the quarter ended March 31, 2008. The annual impairment test will be performed in the fourth quarter.

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company beginning July 1, 2008 for financial asset and liabilities and July 1, 2009 for nonfinancial assets and liabilities. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

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

 LIQUIDITY AND CAPITAL RESOURCES

Consolidated

At March 31, 2008, the Company on a consolidated basis had $25,969,118 of cash and cash equivalents and $2,668,884 of marketable securities.

Net cash used by operations was $2,116,384 in 2008 versus net cash provided by operations of $13,159,465 in 2007. The decrease in cash provided by operations is primarily due to the payment of the ATO settlement (see Note 8 to the Financial Statements).

The Company invested $4,572,513 and $9,887,581 in oil and gas exploration and development activities during the nine months ended March 31, 2008 and 2007, respectively. The decrease was due to a reduced drilling program in 2008.

As previously disclosed the ATO conducted an audit of the Australian income tax returns of MPAL and its wholly-owned subsidiaries for the years 1997- 2005. As disclosed in Note 8 to the Financial Statements, the Company settled this matter and on January 21, 2008 MPAL paid (Aus) $5,000,000 to the ATO as a deposit towards this settlement. The remaining (Aus) $9,641,994 was paid by MPAL on February 14, 2008.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 8.8% to $.9178 at March 31, 2008, compared to a value of $.8433 at June 30, 2007.

As to MPC

At March 31, 2008, MPC, on an unconsolidated basis, had working capital of approximately $2.3 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and future cash requirements.

As to MPAL

At March 31, 2008, MPAL had working capital of approximately $30.9 million. MPAL has budgeted approximately (Aus) $7.2 million for specific exploration projects in fiscal year 2008 as compared to (Aus) $3.0 million expended in the nine months ended March 31, 2008. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire in January, 2012 and June, 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Producers (MPAL and Santos) are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Amadeus producers will be able to contract for the sale of the remaining uncontracted reserves.

As previously disclosed, MPAL settled with the ATO for (Aus) $14,641,994 (US$13,252,469) (see Note 8 to the Financial Statements). As in the past, MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company is exposed to oil and gas market price volatility and uses fixed pricing contracts with inflation clauses to mitigate this exposure.

The following is a summary of our consolidated contractual obligations at March 31, 2008:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating Lease Obligations	$279,000	$225,000	$54,000	$—	$—
Purchase Obligations(1)	3,380,000	3,380,000	—	—	—
Asset Retirement Obligations	10,884,000	214,000	6,741,000	1,884,000	2,045,000
Total	$14,543,000	$3,819,000	$6,795,000	$1,884,000	$2,045,000

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

THREE MONTHS ENDED MARCH 31, 2008 VS. MARCH 31, 2007

REVENUES

OIL SALES INCREASED 93% in the 2008 quarter to $4,442,241 from $2,305,562 in 2007 because of the 21% increase in average price per barrel, the 31% increase in production due mostly to the increased revenues in the Nockatunga project and the 15.2% increase in the exchange rate discussed below. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED MARCH 31,
	2008 SALES		2007 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL
Australia:
Mereenie field	23,022	106.87	23,548	80.79
Cooper Basin	1,566	106.10	2,754	81.72
Nockatunga project	23,577	90.15	10,538	82.40
Total	48,165	98.70	36,840	81.32

GAS SALES INCREASED 14% to $4,433,188 in 2008 from $3,879,437 in 2007 due mostly to a 2% increase in the average price per mcf and the 15.2% increase in the exchange rate discussed below partially offset by a 7% decrease in volume.

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Australia	$4,373,189	$3,879,000
Canada	59,999	—
Total	$4,433,188	$3,879,000

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED MARCH 31,
	2008 SALES		2007 SALES
		A.$ AVERAGE PRICE PER		A.$ AVERAGE PRICE PER
	BCF	MCF	BCF	MCF
Australia: Palm Valley	.321	2.22	.368	2.20
Australia: Mereenie	1.097	3.51	1.164	3.47
Total	1.418	3.21	1.532	3.16

COSTS AND EXPENSES

PRODUCTION COSTS INCREASED 17% in 2008 to $1,801,975 from $1,535,250 in 2007. The increase in 2008 was primarily the result of increased expenditures in the Nockatunga project due to increased production, an increase in field equipment repairs in the Mereenie project and the 15.2% increase in the exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED 79% to $334,651 in 2008 from $1,568,280 in 2007. These costs related to the exploration work performed on MPAL’s properties. The primary reason for the decrease in 2008 was the decreased drilling costs related to the Cooper Basin drilling program, partially offset by the 15.2% increase in the exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 29% to $2,914,218 in 2008 from $2,267,722 in 2007. This increase resulted from the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 resulting from an updated valuation at June 30, 2007, the 15.2% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley projects due to lower depletable costs.

AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 89% in 2008 to $215,394 from $114,106 in 2007 due to higher auditing, accounting and legal costs relating to the ATO audit and settlement and the 15.2% increase in the exchange rate described below.

ACCRETION EXPENSE INCREASED 32% to $180,461 in 2008 from $136,883 in 2007. This was due mostly to accretion of asset retirement obligations relating to the new wells drilled in fiscal 2007 in the Nockatunga project and the 15.2% increase in the exchange rate described below.

OTHER ADMINISTRATIVE EXPENSES INCREASED 38% to $883,221 in 2008 from $638,308 in 2007. This was due mostly to increased consulting costs related to the ATO audit and settlement, an increase due to the issuance of directors’ stock options during the quarter, increased consulting fees relating to research and development in the UK and the 15.2% increase in the exchange rate described below.

INCOME TAX PROVISION INCREASED in 2008 to $1,520,165 from $292,274 in 2007. This is mostly due to the increase in income before taxes.

                                               EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.9178 at March 31, 2008 compared to a value of $.8767 at December 31, 2007. This resulted in a $2,719,950 credit to the foreign currency translation adjustments account for the three months ended March 31, 2008. The average exchange rate used to translate MPAL’s operations in Australia was $.9051 for the quarter ended March 31, 2008, which was a 15.2% increase compared to the $.7859 rate for the quarter ended March 31, 2007.

NINE MONTHS ENDED MARCH 31, 2008 VS. MARCH 31, 2007

REVENUES

OIL SALES INCREASED 66% in the nine months to $14,062,782 from $8,458,469 in 2007 because of a 25% volume increase due  to increased sales in  the Nockatunga project, an 18% increase in the average price per barrel sold and the 14.3% increase in the exchange rate discussed below. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	NINE MONTHS ENDED MARCH 31,
	2008 SALES		2007 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL
Australia:
Mereenie field	73,758	104.48	76,330	81.11
Cooper Basin	4,853	104.25	13,767	84.66
Nockatunga project	86,064	85.07	41,540	76.08
Total	164,675	94.38	131,637	79.89

GAS SALES INCREASED 12% to $13,195,352 in 2008 from $11,773,787 in 2007. The increase was the result of a 4% increase in price per mcf sold and the 14.3% increase in the exchange rate discussed below partially offset by a 5% decrease in volume.

	NINE MONTHS ENDED
	MARCH 31,
	2008	2007
Australia	$13,044,626	$11,772,005
Canada	150,726	1,782
Total	$13,195,352	$11,773,787

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	NINE MONTHS ENDED MARCH 31,
	BCF	2008 SALES A.$ AVERAGE PRICE PER MCF	BCF	2007 SALES A.$ AVERAGE PRICE PER MCF
Australia: Palm Valley	1.007	2.21	1.149	2.20
Australia: Mereenie	3.357	3.54	3.453	3.41
Total	4.364	3.23	4.602	3.10

COSTS AND EXPENSES

PRODUCTION COSTS INCREASED 25% IN 2008 to $6,425,232 from $5,132,656 in 2007.  The increase in 2008 was primarily the result of increased expenditures in the Nockatunga project due to increased production, an increase in field equipment repairs in the Mereenie project and the 14.3% increase in the exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED 32% to $3,072,242 in 2008 from $4,541,543 in 2007. These costs related to the exploration work performed on MPAL’s properties. The primary reason for the decrease in 2008 was the decreased drilling costs related to the Cooper Basin drilling program, partially offset by the 14.3% increase in the exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 26% to $8,871,864 in 2008 from $7,032,541 in 2007. This increase resulted from the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 resulting from an updated valuation at June 30, 2007, increased depletion in the Nockatunga project due to increased production and expenditures, the 14.3% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley projects due to lower depletable costs.

AUDITING, ACCOUNTING AND LEGAL EXPENSES INCREASED 77% in 2008 to $773,497 from $438,115 in 2007 due to higher auditing, accounting and legal costs relating to the ATO audit and settlement and the purchase of the remaining shares of MPAL and the 14.3% increase in the exchange rate described below.

ACCRETION EXPENSE INCREASED 31% to $526,849 in 2008 from $403,062 in 2007. This was due mostly to accretion of asset retirement obligations relating to the new wells drilled in fiscal 2007 in the Nockatunga project and the 14.3% increase in the exchange rate described below.

OTHER ADMINISTRATIVE EXPENSES INCREASED 40% to $2,524,866 in 2008 from $1,806,083 in 2007. This was due mostly to increased consulting costs related to the ATO audit and settlement, an increase due to the issuance of directors’ stock options, increased consulting fees relating to research and development in the UK and the 14.3% increase in the exchange rate described below.

INCOME TAX PROVISION INCREASED in 2008 to $14,698,801 from $1,238,958 in 2007. This was mostly due to the increase in income before taxes and the tax settlement agreed to by MPAL with the ATO regarding amended assessments for MPAL’s prior years’ Australian taxes (see Note 8 to the Financial Statements).

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.9178 at March 31, 2008 compared to a value of $.8433 at June 30, 2007. This resulted in a $4,874,560 credit to the foreign currency translation adjustments account for the nine months ended March 31, 2008. The average exchange rate used to translate MPAL’s operations in Australia was $.8809 for the nine month period ended March 31, 2008, which was a 14.3% increase compared to the $.7710 rate for the nine month period ended March 31, 2007.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. At March 31, 2008, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $28.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. Marketable securities have not been impacted by the US credit crisis. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $2,923,000 and $2,369,000, for the nine months ended March 31, 2008, respectively. For the nine month period ended March 31, 2008, oil sales represented approximately 52% of production revenues. Based on the current nine month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $1,406,000. Gas sales, which represented approximately 48% of production revenues in the current nine months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the nine months ended March 31, 2008.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of March 31, 2008. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION
MARCH 31, 2008

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

Based upon the advice of Australian tax counsel, the Company and the ATO held settlement discussions concerning this matter during the quarter ended December 31, 2007. In order to avoid a protracted and costly legal battle with the ATO, diversion of company management and resources away from Company business and the possibility of significantly higher payments with a loss in court, the Company decided to settle this matter. On December 19, 2007, MPAL reached a non-binding agreement in principle to settle this dispute for an aggregate settlement payment by MPAL to the ATO of (Aus) $14,641,994. The aggregate settlement payment was comprised of (Aus) $10,340,796 in amended taxes and (Aus) $4,301,198 of interest on the amended taxes. No penalties were to be assessed as part of the terms of the settlement. The agreement in principle to settle the dispute was conditioned upon MPAL and the ATO agreeing on formal terms of settlement in a binding agreement (the Deed of Settlement) which the parties agreed to negotiate and sign promptly.  As further agreed by the parties, the ATO issued assessments for the agreed upon amended tax liabilities in January, 2008.  Under the final terms of the Deed of Settlement signed by the parties on February 7, 2008, MPAL agreed not to object to or appeal the ATO’s amended assessments. The Deed of Settlement with the ATO constitutes a complete release and extinguishment of the tax liabilities of MPAL and its subsidiaries with respect to the amended assessments and the prior bad debt deductions.

On January 21, 2008, MPAL paid (Aus) $5,000,000 to the ATO as a deposit towards this settlement. The remaining (Aus) $9,641,994 was paid by MPAL on February 14, 2008. As agreed upon by the parties, the matter is now closed.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
January 1-31, 2008	0	0	0	319,150
February 1-29, 2008	0	0	0	319,150
March 1-31, 2008	0	0	0	319,150

(1)
The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2008, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

ITEM 6 EXHIBITS

10.1
Deed of Settlement between Magellan Petroleum Australia Limited, Magellan Petroleum (N.T.) Pty. Ltd, Paroo Petroleum Pty. Ltd and the Commissioner of Taxation of the Commonwealth of Australia dated February 7, 2008, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is incorporated herein by reference.

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
March 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: May 13, 2008                                                                            By/s/ Daniel J. Samela
Daniel J. Samela, President and Chief Executive Officer,
Chief Financial and Accounting Officer