Form 10-K
period 2008-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2008-09-25
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-5507

Magellan Petroleum Corporation
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	06-0842255 (I.R.S. Employer Identification No.)
10 Columbus Boulevard, Hartford, CT (Address of principal executive offices)	06106 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at the $1.03 closing price on December 31, 2007 (the last business day of the most recently completed second quarter) was $42,659,981.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share, 41,500,325 shares outstanding as of September 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2008, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as “A.$00”. The exchange rate at September 25, 2008 was approximately A.$1.00 equaled U.S. $.84.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Explanatory Note

As discussed in Note 12 to the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K, subsequent to the issuance of the Company’s Forms 10-Q for the quarterly periods ended September 30, 2007, December 31, 2007 and March 31, 2008, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the three-month periods ended September 30, 2007, December 31, 2007 and March 31, 2008 was understated by $1,247,108, $1,569,467 and $1,075,003, respectively. Depletion expense was understated by $2,816,575 and $3,891,578 for the six months ended December 31, 2007 and the nine months ended March 31, 2008, respectively. This restatement has no impact on the consolidated balance sheets or consolidated cash flows from operations for any period presented in this Form 10-K. A summary of quarterly unaudited results as restated for the periods ended September 30, 2007, December 31, 2007 and March 31, 2008 is presented in Note 12.

In addition, as discussed in Note 13, the Company has restated the unaudited supplementary oil and gas disclosure that was presented in Note 14 of the consolidated financial statements included in Item 8 of the Company’s 2007 Form 10-K. This restatement was due to the misapplication of reserve information referred to above.

The Company intends to amend its previously issued Form 10Qs for the three periods ended September 30, 2007, December 31, 2007 and March 31, 2008 to adjust for the restatement discussed above.

PART I

Item 1.	Business

Magellan Petroleum Corporation (the “Company” or “MPC” or “Magellan”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2008, MPC’s principal asset was a 100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). At June 30, 2005, MPC’s equity interest in MPAL was 55.13%. During the fourth quarter of fiscal 2006, MPC completed an exchange offer (the “Offer”) to acquire all of the 44.87% of ordinary shares of MPAL that it did not own. The Offer consideration was .75 newly-issued shares of MPC common stock and A$0.10 in cash consideration for each of the 20,952,916 MPAL shares that MPC did not own. New MPC shares were issued to MPAL’s Australian shareholders either as registered MPC shares or in the form of CDIs (CHESS Depository Interests), which have been listed on the Australian Stock Exchange (“ASX”), effective April 26, 2006, under the symbol “MGN”(see Note 2 to the consolidated financial statements).

MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest) and three petroleum production leases covering the Nockatunga oil fields (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia and the Nockatunga fields are located in the Cooper Basin in Queensland, Australia. Santos Ltd (“Santos”), a publicly owned Australian company, owns a 65% interest in the Mereenie field, a 48% interest in the Palm Valley field and a 59% interest in the Nockatunga fields.

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
MPAL owns 41% of the Nockatunga Fields, Australia.
SANTOS owns 48% of the Palm Valley Field, Australia.
SANTOS owns 65% of the Mereenie Field, Australia.
SANTOS owns 59% of the Nockatunga Fields, Australia.

(a) General Development of Business.

Operational Developments Since the Beginning of the Last Fiscal Year:

The following is a summary of oil and gas properties that the Company has an interest in. The Company is committed to certain exploration and development expenditures, some of which may be farmed out to third parties.

AUSTRALIA

Mereenie Oil and Gas Field

MPAL (35%) and Santos (65%), the operator (together known as the Mereenie Producers), own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL’s share of the Mereenie field proved developed oil reserves and gas reserves based upon contracted amounts (net of royalties) was approximately 423,000 barrels and 3.3 billion cubic feet (Bcf) of gas at June 30, 2008. During fiscal 2008, MPAL’s share of oil sales was 111,000 barrels and 5.1 Bcf of gas, which is subject to net overriding royalties aggregating 4.0625% and the statutory government royalty of 10%. The oil is transported by means of a 167-mile eight-inch oil pipeline from the field to an industrial park near Alice Springs. The oil is then shipped south approximately 950 miles by road to the Port Bonython Export Terminal, Whyalla, South Australia for sale. The cost of transporting the oil to the terminal is borne by the Mereenie Producers. The petroleum leases covering the Mereenie field expire in November 2023.

The Mereenie Producers are contracted to provide Mereenie gas in the Northern Territory to the Power and Water Corporation (PWC) for use in Darwin and other Northern Territory centers. See “Gas Supply Contracts” below. The gas contract expires in June 2009.

Palm Valley Gas Field

MPAL has a 52.023% interest in, and is the operator of, the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 47.977% interest in the Palm Valley field which provides gas to meet the Alice Springs and Darwin supply contracts with PWC. See “Gas Supply Contracts” below. MPAL’s share of the Palm Valley proved developed reserves (net of royalties) was 3.8 Bcf at June 30, 2008 and is based upon gas contract amounts. During fiscal 2008, MPAL’s share of gas sales was 1.6 bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 7.3125%. The producers and PWC installed additional compression equipment in the field in early 2006 that will assist field deliverability during the remaining Darwin gas contract period. PWC funds the cost of additions and modifications to the gas delivery system under the gas supply agreement. The petroleum lease covering the Palm Valley field expires in November 2024.

Gas Supply Contracts

In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PWC, through its wholly-owned company Gasgo Pty. Ltd., for use in PWC’s Darwin electricity generating station and at a number of other generating stations in the Northern Territory. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. The gas is being delivered via the 922-mile Amadeus Basin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas, the latest being in June 2006 for the supply of an additional 4.4 bcf of gas to be supplied prior to December 31, 2008. The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expire in June 2009. Supply obligations under the Mereenie contracts cease in May 2009.

MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009. Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available. MPAL is actively pursuing gas sales contracts for the remaining reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available, there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008.

At June 30, 2008, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf

Less than one year	5.23
Between 1-5 years	3.22
Greater than 5 years	0.00

Total	8.45

Nockatunga Oil Fields

MPAL purchased its 40.936% working interest (38.703% net revenue interest) in the Nockatunga oil fields in the Cooper Basin in southwest Queensland effective from July 2003. Santos is operator of the fields and holds the remaining interest. The assets comprise eleven producing oil fields (Currambar, Kamel, Dilkera, Dilkera North, Koora, Maxwell, Maxwell South, Muthero, Nockatunga, Thungo and Winna) in Petroleum Leases 33, 50 and 51 and Petroleum Lease Applications 244 and 245, together with exploration acreage in the adjacent Authority to Prospect for Petroleum (“ATP”) No. 267P. The fields are currently producing about 750 barrels of oil per day (MPAL share is approximately 290 BOPD). During fiscal 2008, MPAL’s share of oil sales was 124,000 barrels which is subject to a 10% statutory government royalty and net overriding royalties aggregating 3.0%. MPAL’s share of the Nockatunga fields’ proved oil reserves (net of royalties) was approximately 218,000 barrels at June 30, 2008. Petroleum Lease 33 was due to expire in April 2007 and an application has been made to renew the lease for a further 21 years. The lease remains in effect until the renewal is determined by the Queensland Government and is awaiting finalization of the term of a new Environmental Authority by the Environment Protection Agency(“EPA”). Petroleum Leases 50 and 51 expire in June 2011. ATP 267P was due to expire in November 2007 and an application has been made to renew the ATP for a further four year term. The ATP remains in effect until the renewal is determined by the Queensland Government.

The drilling of an appraisal well and an exploration well was undertaken late in calendar 2007. The appraisal well, Maxwell-5, has been completed as an oil producing well and tied in to the surface facilities at the Maxwell field. The exploration well, Burundi-1, was plugged and abandoned without encountering hydrocarbons. MPAL’s share of the cost was approximately $1,400,000. The drilling of additional appraisal and development wells is planned for 2009.

Dingo Gas Field

MPAL has a 34.3365% interest in the Dingo gas field which is held under Retention License 2 in the Amadeus Basin in the Northern Territory. No market has emerged for the gas volumes that have been discovered in the Dingo gas field. MPAL’s share of potential production from this permit area is subject to a 10% statutory government royalty and overriding royalties aggregating 4.8125%. The license currently expires in February 2009 and is expected to be renewed.

Maryborough Basin

MPAL holds a 100% interest in exploration permit ATP 613P in the Maryborough Basin in Queensland, Australia. MPAL (100%) also has applications pending for permits ATP 674P and ATP 733P which are adjacent to ATP 613P. In May 2006, MPAL entered into a farm-out agreement in relation to a portion of ATP 613P, ATPA 674P and ATPA 733P with Eureka Petroleum, under which that company funded the drilling of two exploration wells in 2007 to test the coal seam gas potential of the Burrum Coal Measures near the city of Maryborough. The Burrum-1 and Burrum-2 farm-out wells drilled in early 2007 intersected multiple thin coal seams and evaluation of the gas potential is continuing. The grant of ATPA 674P and ATP 733P is subject to agreement of the native title claimants to the area.

Eureka Petroleum has the option to undertake a staged evaluation of the farm-out area to earn a 90% interest in any petroleum lease granted in the area. MPAL has the option to retain a 50% interest in any petroleum lease by carrying Eureka Petroleum through any development to the extent of Eureka Petroleum’s prior exploration and evaluation expenditures. MPAL operates the joint venture. At June 30, 2008, the work obligations of the ATP 613P permit were fully committed by Eureka Petroleum under the farm-out arrangement. ATP 613P was renewed in March 2008 for a further 12-year term ending in 2019.

Cooper/Eromanga Basin

PEL 94, PEL 95 & PPL 210

During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum were successful in bidding for two exploration blocks, Petroleum Exploration License (“PEL”) 94 and PEL 95, in South Australia’s Cooper Basin. The

Aldinga-1 exploration well was drilled and completed in September 2002 and began producing in May 2003 at about 80 barrels of oil per day. Petroleum Production License (“PPL) 210 was granted over the Aldinga field in December 2004. By June 2008, production had declined to about 12 barrels of oil per day. No further development is planned for the field.

Black Rock Petroleum contributed to the cost of drilling the Myponga-1 well in June 2004 to earn a 15% interest in the PEL 94 permit. MPAL’s interest in PEL 94 was reduced to 35%. Black Rock Petroleum subsequently assigned its interest in PEL 94 to Victoria Petroleum. At June 30, 2008, MPAL’s share of the work obligations of PEL 94 totaled $554,000 of which $17,000 was committed and in PEL 95 totaled $1,104,000 of which $240,000 was committed. PEL 94 expires in May 2012 and PEL 95 expires in October 2011.

PEL 106, PEL 107 & PPL 212

During fiscal year 2005, MPAL entered into a farm-in arrangement with Great Artesian Oil and Gas to drill explorations wells in petroleum exploration permits PEL 106 and PEL 107 in the Cooper Basin of South Australia. The Kiana-1 well was drilled in PEL 107 in 2005 and was completed for production as an oil producer. PPL 212 was granted over the Kiana field in January 2006. MPAL earned a 30% interest in PPL 212 by contributing to the drilling cost of the Kiana-1 well. During fiscal 2008, MPAL’s share of oil sales was approximately 5,000 barrels which is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.0%. MPAL’s share of the Kiana field’s proved developed oil reserves was approximately 13,000 barrels at June 30, 2008. Beach Petroleum is operator of the joint venture.

MPAL exercised its option to participate in a further two wells in PEL 107 under the farm-in arrangement with Great Artesian Oil and Gas to earn a 30% interest in any discoveries and a 20% interest in the PEL 107 permit. The Keeley-1 and Cabbots-1 farm-in wells were drilled in late 2006. Both wells were dry holes. At June 30, 2008, the work obligations of PEL 107 had been fulfilled.

The Udacha-1 gas discovery well was drilled in February 2006 in the farm-in area with Great Artesian Oil and Gas, covering portion of PEL 106 and the adjacent PEL 91 permit. A production test was carried out in late 2006 which indicated that the discovery is potentially commercially viable. If the discovery is commercial, MPC will earn a 30% interest in any petroleum production license granted over the Udacha field. Beach Petroleum is operator of the joint venture and the participants are seeking a gas sales arrangement for the Udacha gas.

PEL 110

During fiscal year 2001, MPAL (50%) and its partner Beach Petroleum were successful in bidding for exploration block PEL 110 in the Cooper Basin. PEL 110 was granted in February 2003. During July 2005, Cooper Energy contributed to the cost of the Yanerbie-1 well to earn a 25% interest in PEL 110 which reduced MPAL’s interest in PEL 110 to 37.5%. During fiscal year 2007, MPAL, Beach Petroleum and Cooper Energy entered into a farm-out arrangement with Red Sky Energy. Red Sky undertook to fund the drilling of one exploration well to earn a 50% interest in PEL 110, but has subsequently declined to drill the well. At June 30, 2008, MPAL’s share of the work obligations of PEL 110 totaled $468,000 which was committed.

UNITED KINGDOM

PEDL 098 & PEDL 099

During fiscal year 2001, MPAL acquired an interest in two exploration licenses in southern England in the Weald-Wessex basin. The two licenses, Petroleum Exploration and Development License (“PEDL”) 098 (22.5%) in the Isle of Wight and PEDL 099 (40%) in the Portsdown area of Hampshire, were each granted for a period of six years. The Sandhills-2 well, drilled in the PEDL 098 permit during 2005, encountered a heavily biodegraded remnant oil column and was plugged and abandoned. At June 30, 2008, MPAL’s share of the work obligations of the PEDL 098 permit totaled $87,000 of which $22,000 was committed, and MPAL’s share of the work obligations of the PEDL 099 permit totaled $1,870,000 which was fully committed. PEDL 098 expires in September 2011. PEDL 099 expired in September 2008. Work obligations and the planned well under PEDL 099 will be transferred and drilled under PEDL 155.

PEDL 112 & PEDL 113

During fiscal year 2002, MPAL acquired two additional exploration licenses in southern England. The two licenses, PEDL 113 (22.5%) in the Isle of Wight in the Wessex Basin and PEDL 112 (33.3%) in the Kent area on the north-eastern margin of the Weald Basin, were each granted for a period of six years. PEDL 112 expired in January 2008 and PEDL 113 was surrendered in August 2007. No drilling was carried out in the licenses.

PEDL 125 & PEDL 126

Effective July 1, 2003, MPAL acquired two exploration licenses, PEDL 125 (40%) in Hampshire and PEDL 126 (40%) in West Sussex, in the Weald Basin of southern England; each granted for a period of six years. The drilling plans for the Markwells Wood-1 well in PEDL 126 are in progress and have received all necessary approvals. However, due to certain delays and the availability of suitable rigs to perform the drilling work, the spudding of this well is expected to take place in the first quarter of fiscal 2009. Plans for drilling Hedge End-2 later in 2009 are in progress. The UK company, Oil Quest Resources, will fund part of MPAL’s share of the cost of drilling the two wells to acquire a 10% interest in each of the permits. At June 30, 2008, MPAL’s share of the work obligations of the two permits totaled $4,980,000 which was committed.

PEDL 135, PEDL 136 & PEDL 137

Effective October 1, 2004, MPAL was granted 100% interest in PEDL 135, PEDL 136 and PEDL 137 in the Weald Basin in southern England for a term of six years. Each has a drill or drop obligation at the end of the term. MPAL has undertaken a program of seismic data purchase, reprocessing and interpretation and has identified three drilling prospects. Drilling of two wells is planned for 2009. At June 30, 2008, MPAL’s work obligation for the three licenses totaled $16,900,000, of which $336,000 was committed.

PEDL 152, PEDL 153, PEDL 154 & PEDL 155

Effective October 1, 2004, MPAL acquired five licenses in the Weald Basin in southern England, each granted for a period of six years; PEDL 151 (11.25%), PEDL 152 (22.5%), PEDL 153 (33.3%), PEDL 154 (50%) and PEDL 155 (40%). PEDL 151 was surrendered during fiscal 2007. Each remaining license has a drill or drop obligation at the end of its term. The well has to be drilled within the first six years of the initial term in order for the license to extend into the next five-year license term. The drilling plans for the Havant-1 well in PEDL 155 are in progress and spudding of this well is expected in 2009. The U.K. company, Oil Quest Resources, will fund part of MPAL’s share of the PEDL 155 drilling and exploration costs to acquire a 10% interest in the license. At June 30, 2008, MPAL’s work obligation for the five licenses totaled $8,100,000, of which $120,000 was committed.

PEDL 231, PEDL 232, PEDL 234, PEDL 240, PEDL 242, PEDL 243 & PEDL 246

Effective July 1, 2008, MPAL and its joint venture partners were granted interests in PEDL 231, PEDL 232, PEDL 234, PEDL 240, PEDL 242, PEDL 243 & PEDL 246 located in the Weald and Wessex Basins of southern England. Six of these PEDLs will be operated by MPAL.

CANADA

MPC owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Devon Canada Corporation is the operator of this partially developed field which is connected to a major pipeline system. Production at Kotaneelee commenced in February 1991. The Company recorded revenue of $233,000 from this field in fiscal 2008.

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

Permit	Expiration Date	Location

Petroleum Lease No. 4 and No. 5 (Mereenie) (Amadeus Basin)	November 2023	Northern Territory, Australia
Petroleum Lease No. 3 (Palm Valley) (Amadeus Basin)	November 2024	Northern Territory, Australia
Retention License No. 2 (Dingo) (Amadeus Basin)	February 2009	Northern Territory, Australia
Petroleum Lease No. 33 (Nockatunga) (Cooper Basin)	April 2007 (Renewal application pending)	Queensland, Australia
Petroleum Lease No. 50 and No. 51 (Nockatunga) (Cooper Basin)	June 2011	Queensland, Australia
Petroleum Lease No. 244 (Currambar) (Cooper Basin)	Application pending	Queensland, Australia
Petroleum Lease No. 245 (Maxwell South) (Cooper Basin)	Application pending	Queensland, Australia
Petroleum Production License No. 210 (Aldinga) (Cooper Basin)	Held by production	South Australia
Petroleum Production License No. 212 (Kiana) (Cooper Basin)	Held by production	South Australia
ATP 267P (Nockatunga) (Cooper Basin)	November 2007 (Renewal application pending)	Queensland, Australia
ATP 613P (Maryborough Basin)	March 2019	Queensland, Australia
ATP 674P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 733P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 732P (Cooper Basin)	Application pending	Queensland, Australia
PEL 94 (Cooper Basin)	May 2012	South Australia
PEL 95 (Cooper Basin)	October 2011	South Australia
PEL 107 (Cooper Basin)	December 2008	South Australia
PEL 110 (Cooper Basin)	November 2008	South Australia
PEDL 098 (Weald-Wessex Basins)	September 2011	United Kingdom
PEDL 099 (Weald-Wessex Basins)	September 2008	United Kingdom
PEDL 125 (Weald-Wessex Basins)	June 2009	United Kingdom
PEDL 126 (Weald-Wessex Basins))	June 2009	United Kingdom
PEDL 135 (Weald Basin)	September 2010	United Kingdom
PEDL 136 (Weald Basin)	September 2010	United Kingdom
PEDL 137 (Weald Basin)	September 2010	United Kingdom
PEDL 152 (Weald-Wessex Basin)	September 2010	United Kingdom
PEDL 153 (Weald Basin)	September 2010	United Kingdom
PEDL 154 (Weald Basin)	September 2010	United Kingdom
PEDL 155 (Weald-Wessex Basins)	September 2010	United Kingdom

Petroleum Leases issued by the Northern Territory and Queensland Governments are subject to the Petroleum (Prospecting and Mining) Act and the Petroleum Act of the Northern Territory and the Petroleum Act and the Petroleum and Gas (Production & Safety) Act of Queensland. Lessees have the exclusive right to produce petroleum from the land subject to payment of a rental and a royalty at the rate of 10% of the wellhead value of the petroleum produced. Rental payments may be offset against the royalty paid. The term of a lease is 21 years, and leases may be renewed for successive terms of 21 years each. Petroleum Production Licenses issued by the South Australian Government are subject to the Petroleum Act of South Australia. Licensees have the exclusive right to produce petroleum from the land subject to payment of a rental and a royalty at the rate of 10% of the wellhead value of the petroleum produced. Licenses terminate two years after production ceases. Petroleum Exploration and Development Licenses issued by the Government of the United Kingdom are subject to the Petroleum Act. Licensees have the exclusive right to produce petroleum from the land subject to payment of a rental. The term of the license is 31 years.

Since 1992, there has been an ongoing controversy regarding the Aborigines and the ownership of their traditional lands. There has been legislation aimed at resolving this controversy. The Company does not believe that this issue will have a material adverse impact on MPAL’s properties.

(v) Seasonality of Business.

Although the Company’s business is not seasonal, the demand for oil and especially gas is subject to seasonal fluctuations in the Australian weather.

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

Natural Gas Production

MPAL’s major customer, Gasgo Pty. Ltd., is a subsidiary of PWC, a Northern Territory Government corporation. The Northern Territory Government also has regulatory authority over MPAL’s oil and gas operations in the Northern Territory. Gasgo Pty. Ltd. has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009. Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available. MPAL is actively pursuing gas sales contracts for the remaining reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available, there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008.

Oil Production

Presently all of the crude oil and condensate production from Mereenie is being shipped and sold through the Port Bonython Export Terminal, Whyalla, South Australia. Crude oil production from Kiana and Aldinga is shipped through the Moomba processing facility in northeastern South Australia and piped from there to the Port Bonython Export Terminal where it is sold. Nockatunga crude oil is shipped and sold through the IOR Energy refinery at Eromanga, Southwest Queensland. Oil sales during fiscal 2008 were 32.5% to the Santos group of companies, 9.9% to Delhi Petroleum, 6.4% to Origin Energy Resources and 51.2% to IOR Energy.

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

At the present time, the Company’s principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company’s future. Currently, most indigenous crude oil is consumed within Australia. In addition, refiners and others import crude oil to meet the overall demand in Australia. The Palm Valley Producers and the Mereenie Producers are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market separately its respective share of gas production from each field. MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009. Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available. MPAL is actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008.

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

At June 30, 2008, the Company had accrued approximately $11.6 million for asset retirement obligations for the Mereenie, Palm Valley, Nockatunga, Kiana, Aldinga and Dingo fields. See Note 4 of the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

(xiii) Number of Persons Employed by Company.

At June 30, 2008, MPC had 3 employees in the United States and MPAL had 26 employees in Australia.

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

Set forth below and elsewhere in this Annual Report on Form 10-K are risks that should be considered in evaluating the Company’s common stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Annual Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables affecting the Company’s operating results, the Company’s past financial performance should not be considered an indicator of future performance.

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

MPAL’s financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory. The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expire in 2009. The expiration of these contracts, if not replaced, will have an adverse effect on MPAL’s revenues and business outlook and possibly its share price. MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009. Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available. MPAL is actively pursuing gas sales contracts for the remaining reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available, there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008.

Our plans to successfully drill for oil and gas on fields located in the U.K. may not result in successful discoveries of oil and gas.

During fiscal year 2009, we expect that at least two new wells, Markwell Woods-1 and Havant-1, in the Weald Basin in the United Kingdom in which we hold interests will be drilled in an attempt to recover oil and gas in recoverable quantities. If either or both of these drilling projects are not successful, no revenues will be achieved from the drilling projects and our results of operations would be adversely effected.

We may not be successful in sharing the exploration and development costs of the fields and permits in which we hold interests.

Our plans for drilling in the U.K. and other areas depend, in certain cases, on our ability to enter into farm-in, joint venture or other cost sharing arrangements with other oil and gas companies. If we are not able to secure such farm-in or other arrangements in a timely manner, or on terms which are economically attractive to the Company, we may be forced to bear higher exploration and development costs with respect to our fields and interests. We may also be unable to fully develop and/or explore certain fields if the costs to do so would exceed our available exploration budget and capital resources. In either case, our results of operations could be adversely affected and the market price of our common shares could decline.

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

As of June 30, 2008, there were 530,000 stock options outstanding all of which were fully vested and exercisable. There were also 295,000 options available for future grants under our Stock Option Plan. If all of these options, which total 825,000 in the aggregate, were awarded and exercised these shares would represent approximately 2% of our outstanding common stock and would, upon their exercise and the payment of the exercise prices, dilute the interests of other shareholders and could adversely affect the market price of our common stock.

If our shares are delisted from trading on the Nasdaq Capital Market, their liquidity and value could be reduced.

In order for us to maintain the listing of our shares of common stock on the Nasdaq Capital Market, the Company’s shares must maintain a minimum bid price of $1.00 as set forth in Marketplace Rule 4310(c)(4). If the bid price of the Company’s shares trade below $1.00 for 30 consecutive trading days, then the bid price of the Company’s shares must trade at $1.00 or more for 10 consecutive trading days during a 180 day grace period to regain compliance with the rule. On September 24, 2008, the Company’s shares closed at $1.05 per share. If the Company shares were to be delisted from trading on the Nasdaq Capital Market, then most likely the shares would be traded on the Electronic Bulletin Board, or OTC-BB. The delisting of the Company’s shares from NASDAQ could adversely impact the liquidity and value of the Company’s shares.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Approximately 62% of our proved reserves at June 30, 2008 were natural gas reserves. Existing gas sales contracts in Australia are long term contracts with the gas price movements related to the Australian Consumer Price Index. Future gas sales not governed by existing contracts would generate lower revenue if natural gas prices in Australia were to decline. Sales of our proved oil reserves are dependent on world oil prices. The volatility of these prices will affect future oil revenues. Based on 2008 gas and oil sales volumes and revenues, a 10% change in gas prices would increase or decrease gas revenues by approximately $1,850,000 and a 10% change in oil prices would increase or decrease oil revenue by approximately $1,979,000.

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

We can provide no assurance that we will be able to comply with applicable environmental laws and regulations or that those laws, regulations or administrative policies or practices will not be changed by the various governmental entities. The cost of compliance with current laws and regulations or changes in environmental laws and regulations could require significant expenditures. Moreover, if we breach any governing laws or regulations, we may be compelled to pay significant fines, penalties, or other payments. Costs associated with environmental compliance or noncompliance may have a material adverse impact on our cash flows, financial condition or results of operations in the future.

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

We follow the successful efforts method of accounting for our oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Magellan records its proportionate share in its working interest agreements in the respective classifications of assets, liabilities, revenues and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any required impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties (including exploration rights), along with goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We estimate the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie and Palm Valley, proved developed natural gas reserves are limited to contracted quantities. If such contracts are extended or replaced, the proved developed reserves will be increased to the lesser of the actual proved developed reserves or the contracted quantities. A significant decline in oil and gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future write down of capitalized costs and a non-cash charge against future earnings.

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

(2) Reserves Reported to Other Agencies.

None

(3) Production.

MPC’s production volumes, net of royalties, for gas and oil during the three years ended June 30, 2008 were as follows (data for Canada has not been included since MPC is in a carried interest position and the data is not material):

	2008	2007	2006

Australia:
Gas (bcf)	5.7	5.9	5.7
Crude oil (bbl)	211,000	179,000	155,000

The average sales price per unit of production for Australia for the following fiscal years is as follows:

	2008		2007		2006

Australia:
Gas (per mcf)	A.$	3.39	A.$	3.24	A.$	3.04
Crude oil (per bbl)	A.$	102.35	A.$	80.75	A.$	86.17

The average production cost per unit of production for Australia for the following fiscal years is as follows:

	2008		2007		2006

Australia:
Gas (per mcf)	A.$	.82	A.$	.71	A.$	.93
Crude oil (per bbl)	A.$	17.98	A.$	18.55	A.$	26.59

Amounts presented above are in Australian dollars to show a more meaningful trend of underlying operations. For the year ended June 30, 2008, 2007 and 2006 the average foreign exchange rates were .8965, .7860, and .7477, respectively.

(4) Productive Wells and Acreage.

Productive wells and acreage at June 30, 2008

	Productive Wells
	Oil		Gas		Developed Acreage
	Gross	Net	Gross	Net	Gross Acres	Net Acres

Australia	45.0	17.1	15.0	6.10	84,930	37,523
Canada	—	—	3.0	.08	3,350	89

	45.0	17.1	18.0	6.18	88,280	37,612

(5) Undeveloped Acreage.

The Company’s undeveloped acreage (except as indicated below) is set forth in the table below:

GROSS AND NET ACREAGE AS OF JUNE 30, 2008

MPAL has interests in the following properties (before royalties). MPC has an interest in these properties through its 100% interest in MPAL.

	MPC
			Interest
	Gross Acres	Net Acres	%

Australia
Northern Territory
PL 4/PL 5 Mereenie (Amadeus Basin)(1)	70,049	24,517	35.0000
PL 3 Palm Valley (Amadeus Basin)(2)	157,932	82,161	52.0230
RL 2 Dingo (Amadeus Basin)	116,139	39,878	34.3365

	344,120	146,556

Queensland:
PL 33/PL 50/PL 51 Nockatunga (Cooper Basin)(3)	87,932	35,996	40.936
ATP 267P (Cooper Basin)	120,783	49,444	40.936
ATP 613P (Maryborough Basin)	153,387	153,387	100.000

	362,102	238,827

South Australia:
PPL 210 Aldinga (Cooper Basin)(4)	939	469	50.00
PPL 212 Kiana (Cooper Basin)(5)	395	119	30.00
PEL 94 (Cooper Basin)	445,588	155,956	35.00
PEL 95 (Cooper Basin)	637,507	318,754	50.00
PEL 107 (Cooper Basin)	201,058	40,212	20.00
PEL 110 (Cooper Basin)	361,114	135,418	37.50

	1,646,601	650,928

United Kingdom:
PEDL 098/152 (Wessex Basin)	29,467	6,630	22.50
PEDL 099/125/126/155 (Weald Basin)	137,602	55,041	40.00
PEDL 135/136/137 (Weald Basin)	123,152	123,152	100.00
PEDL 153 (Weald Basin)	66,242	22,078	33.33
PEDL 154 (Weald Basin)	84,834	42,417	50.00

	441,297	249,318

Total MPAL	2,794,120	1,285,629

Properties held directly by MPC:
Canada
Yukon and Northwest Territories:
Kotaneelee carried interest(6)	31,885	850	2.67

Total	2,826,005	1,286,479

(1)	Includes 41,644 gross developed acres and 21,665 net acres.

(2)	Includes 31,567 gross developed acres and 11,048 net acres.

(3)	Includes 11,200 gross developed acres and 4,585 net acres.

(4)	Includes 346 gross developed acres and 173 net acres.

(5)	Includes 173 gross developed acres and 52 net acres.

(6)	Includes 3,350 gross developed acres and 89 net acres.

(6) Drilling Activity.

Productive and dry net wells drilled during the following years (data concerning Canada and the United States is insignificant):

	Australia/New Zealand
Year Ended	Exploration		Development
June 30,	Productive	Dry	Productive	Dry

2008	0.00	0.90	0.41	—
2007	0.82	1.55	3.27	—
2006	1.01	0.53	0.82	—

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

(a) Principal Market

The principal market for MPC’s common stock is the NASDAQ Capital Market under the symbol MPET. The stock is also traded on the Australian Stock Exchange in the form of CHESS depository interests under the symbol MGN. The quarterly high and low prices on the most active market, NASDAQ, during the quarterly periods indicated were as follows:

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

High	1.67	1.14	1.26	1.87
Low	1.01	0.89	0.87	1.16

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

High	1.65	1.47	1.49	1.74
Low	1.25	1.20	1.21	1.38

(b) Approximate Number of Holders of Common Stock at September 10, 2008

Title of Class	Number of Record Holders

Common stock, par value $.01 per share	5,975

(c) Frequency and Amount of Dividends

MPC has never paid a cash dividend on its common stock.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

				Maximum
			Total Number of	Number of
	Total Number of	Average Price	Shares Purchased	Shares that May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan(1)	Under Plan

April 1-30, 2008	0	0	0	319,150
May 1-31, 2008	0	0	0	319,150
June 1-30, 2008	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through June 30, 2008, the Company had purchased 680,850 of its shares at an average price of $1.01 per share, or a total cost of approximately $686,000, all of which shares have been cancelled. No shares were purchased during 2008, 2007 or 2006.

Item 6.	Selected Financial Data.

The following table sets forth selected data (in thousands except for exchange rates and per share data) and other operating information of the Company. The selected consolidated financial data in the table, except for the exchange rate and market value per share, are derived from the consolidated financial statements of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Years Ended June 30,
	2008	2007		2006	2005	2004

Financial Data
Total revenues	$40,895	$30,675		$26,562	$21,871	$19,424

Net (loss) income	(8,892)	447		749	87	350

Net (loss) income per share (basic and diluted)	(.21)	.01		. 03	—	.01

Working capital	37,780	29,004		24,820	26,208	21,696

Cash provided by operating activities	4,211	21,274		11,766	8,776	10,718

Property and equipment (net)	28,447	40,321		27,783	24,265	24,421

Total assets	85,295	85,616		68,580	56,424	52,894

Long-term liabilities	14,153	13,076		8,583	5,729	5,256

Minority interests	—	—		—	18,583	16,533

Stockholders’ equity:
Capital	73,631	73,568		73,560	44,660	44,660
Accumulated deficit	(22,858)	(13,966)		(14,413)	(15,161)	(15,248)
Accumulated other comprehensive income (loss)	11,690	4,373		(3,028)	(2,323)	(4,491)

Total stockholders’ equity	62,463	63,975		56,119	27,176	24,920

Exchange rate A.$ = U.S. at end of period	.96	.84		.73	.76	.70

Common stock outstanding shares end of period	41,500	41,500		41,500	25,783	25,783

Book value per share	1.51	1.54		1.35	1.05	.97

Quoted market value per share (NASDAQ)	1.62	1.52		1.57	2.40	1.31

Operating Data
Standardized measure of discounted future cash flow relating to proved oil and gas reserves (approximately 45% attributable to minority interest in 2005 and prior) (See Note 13)	45,000	34,000	(1)	70,000	31,000	30,000

Annual production (net of royalties) Gas (bcf)	5.7	5.9		5.7	5.7	5.7

Oil (bbls) (In thousands)	211	179		155	151	150

(1)	Restated — see Note 13

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

As discussed in Note 13 to the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we have restated the unaudited supplementary oil and gas disclosure that was presented in Note 14 to the consolidated financial statements included in Item 8 of the Company’s 2007 Form 10-K. This restatement was due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. This restatement has no effect on cash flow from operations.

In addition, previously issued condensed consolidated financial statements for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 have been restated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. A summary of quarterly unaudited results as restated for the periods ended September 30, 2007, December 31, 2007 and March 31, 2008 is presented in Note 12 to the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest) and one petroleum production lease covering the Palm Valley gas field (52% working interest). Both fields are located in the Amadeus Basin in the Northern Territory of Australia. Santos owns a 48% interest in the Palm Valley field and a 65% interest in the Mereenie field. In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PWC, through its wholly-owned company Gasgo Pty. Ltd., for use in PWC’s Darwin electricity generating station and at a number of other generating stations in the Northern Territory. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. The gas is being delivered via the 922-mile Amadeus Basin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas, the latest being in June 2006 for the supply of an additional 4.4 bcf of gas to be supplied prior to December 31, 2008. The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expire in June 2009. Supply obligations under the Mereenie contracts cease in May 2009. PWC has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009. Eni Australia is to supply the gas from its Blacktip field offshore the

Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available. MPAL is actively pursuing gas sales contracts for the remaining reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008.

MPAL is refocusing its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio.

MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company recorded revenue of $233,000 from this investment during fiscal year 2008.

Critical Accounting Policies

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases, and permit and concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved reserves and risk adjusted probable and possible reserves. For Mereenie, natural gas reserves are limited to contracted quantities. If such contracts are extended, the reserves will be increased to the lesser of the actual proved reserves and risk adjusted probable and possible reserves or the contracted quantities.

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

Nondepletable assets

Oil and gas properties include $6.8 million of capitalized costs that are currently not being depleted. This amount consists of $2.4 million of costs capitalized as exploratory well costs pending the start of production, of which $1.9 million related to PEL 106 in the Cooper Basin has been capitalized in excess of one year. This remains capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. In addition, capitalized costs not currently being depleted include $4.4 million associated with exploration permits and licenses in Australia and the U.K. at June 30, 2008 and 2007. The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. There was no impairment recorded for the year ended June 30, 2008. An impairment loss of $892,000 was recorded for the year ended June 30, 2007.

Goodwill

Goodwill is not amortized. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” There was no impairment of goodwill as of June 30, 2008 and 2007.

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

Liquidity and Capital Resources

Consolidated

At June 30, 2008, the Company on a consolidated basis had approximately $34.6 million of cash and cash equivalents and $1.7 million in marketable securities.

Net cash provided by operations was $4,211,265 in 2008 compared to $21,273,813 in 2007. The decrease is primarily related to a decrease of $9,338,484 in net income offset by an increase in the change in non-cash items of $1,313,022, an increase in accounts receivable of $3,113,078 and a decrease in accounts payable of $5,587,046.

During 2008, the Company had a net decrease in marketable securities of $2,670,045 compared to a net increase in marketable securities of $3,838,592 in 2007. The decrease in investments resulted from the use of investments to fund operations.

As previously disclosed, the ATO conducted an audit of the Australian income tax returns of MPAL and its wholly-owned subsidiaries for the years 1997-2005. As disclosed in Note 6 to the consolidated financial statements, the Company settled this matter and on January 21, 2008 MPAL paid (Aus) $5,000,000 to the ATO as a deposit towards this settlement. The remaining (Aus) $9,641,994 was paid by MPAL on February 14, 2008. By agreement of the parties, the matter is now closed.

MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal years 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009 which could materially affect liquidity. For further information, see “Gas Supply Contracts” in Item 1-Business above. MPAL’s oil sales are dependent on world oil prices. The volatility of these prices will affect future oil revenues. The Company will align operating expenses with any reductions in revenues.

As to MPC (Unconsolidated)

In August 2006, a dividend of approximately $5.9 million was received from MPAL. Also in August 2006, MPC loaned approximately $4.1 million to MPAL payable August 2011. The loan along with interest was repaid in May of 2007. The tax effects of these transactions was recorded in fiscal year 2007.

At June 30, 2008, MPC, on an unconsolidated basis, had working capital of $2,046,800. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its expected annual MPAL dividends should be adequate to meet its current and future cash requirements.

MPC has a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2008, MPC purchased 680,850 of its shares at a cost of approximately $686,000. There were no shares purchased during fiscal years 2008, 2007 or 2006.

As to MPAL

At June 30, 2008, MPAL had working capital of $35,732,764. MPAL had budgeted approximately (Aus) $7.2 million for specific exploration projects in fiscal year 2008 as compared to the (Aus) $3.0 million expended during fiscal 2008. During the year, there was less money spent than budgeted in the United Kingdom. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009. Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available. MPAL is actively pursuing gas sales contracts for the remaining reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009 which could materially affect liquidity. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008.

Sales of MPAL’s proved oil reserves are dependent on world oil prices. The volatility of these prices will affect future oil revenues.

MPAL will fund its exploration costs through its cash and cash equivalents of $34.5 million at June 30, 2008 and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

Off Balance Sheet Arrangements

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company is exposed to oil and gas market price volatility and uses fixed pricing contracts with inflation clauses to mitigate this exposure.

Contractual Obligations

The following is a summary of our consolidated contractual obligations as of June 30, 2008:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$261,000	$256,000	$5,000	$—	$—
Purchase Obligations(1)	8,155,000	8,155,000	—	—	—
Asset Retirement Obligations	11,596,000	—	7,412,000	2,009,000	2,175,000

Total	$20,012,000	$8,411,000	$7,417,000	$2,009,000	$2,175,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $26,755,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $26,731,000 (1-3 years), $24,000 (3-5 years).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company beginning July 1, 2008 for financial assets and liabilities and July 1, 2009 for nonfinancial assets and liabilities. The Company has concluded that the adoption of SFAS 157 will have no impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning July 1, 2008. The Company has concluded that the adoption of SFAS 159 will have no impact on its consolidated financial statements.

Results of Operations

2008 vs. 2007

Revenues

Oil sales increased 66% in 2008 to $19,786,175 from $11,922,574 in 2007 because of a 17% increase in barrels sold due mostly to the Nockatunga Project, a 27% increase in the average sales price per barrel and the 14.1%

Australian foreign exchange rate increase discussed below. Oil unit sales (net of royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	Twelve Months Ended June 30,
	2008 Sales		2007 Sales
		Average Price		Average Price
	Bbls	A.$ per bbl	Bbls	A.$ per bbl

Australia:
Mereenie Field	95,429	113.33	100,852	82.75
Cooper Basin	6,826	114.28	15,261	85.02
Nockatunga Project	108,311	91.82	63,252	76.50

Total	210,566	102.35	179,365	80.75

Amounts presented above for oil prices and below for gas prices are in Australian dollars to show a more meaningful trend of underlying operations. For the fiscal years ended June 30, 2008 and 2007, the average foreign exchange rates were .8965 and .7860 respectively.

Gas sales increased 13% to $18,523,095 in 2008 from $16,396,334 in 2007. The increase was primarily the result of a 5% increase in price per mcf sold and the 14.1% Australian foreign exchange rate increase discussed below, offset by a 5% decrease in sales volume.

The volumes in billion cubic feet (bcf) (net of royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	Twelve Months Ended June 30,
	2008 Sales		2007 Sales
		A.$ Average		A.$ Average
	Bcf	Price per mcf	Bcf	Price per mcf

Australia: Palm Valley	1.319	2.22	1.499	2.20
Australia: Mereenie	4.388	3.77	4.489	3.60

Total	5.707	3.39	5.988	3.24

MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal years 2012 and 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008. See discussion in “Gas Supply Contracts” under Item 1 and Executive Summary above.

Other production related revenues increased 10% to $2,585,540 in 2008 from $2,356,317 in 2007. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which increased as a result of the 14.1% Australian foreign exchange rate increase discussed below offset by a decrease in volumes of gas sold at Mereenie.

Costs and Expenses

Production costs increased 27% in 2008 to $8,865,663 from $6,965,641 in 2007. The increase in 2008 was primarily the result of increased expenditures in the Nockatunga project due to increased production, an increase in field equipment repairs in the Mereenie project and the 14.1% increase in the exchange rate described below.

Exploration and dry hole costs decreased 40% to $3,318,810 in 2008 from $5,520,460 in 2007. These costs related to the exploration work being performed on MPAL’s properties. The primary reason for the decrease in 2008 was the decreased drilling costs related to the Cooper Basin drilling program, partially offset by the 14.1% increase in the exchange rate described below.

Depletion, depreciation and amortization increased 69% to $18,021,236 in 2008 from $10,693,415 in 2007. This increase resulted from the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 resulting from an updated valuation at June 30, 2007, increased depletion in the Nockatunga project due to increased production resulting from the 10 wells drilled in the fourth quarter of fiscal 2007, increased expenditures and the 14.1% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley and Cooper Basin projects due to lower depletable costs.

Auditing, accounting and legal expenses increased 75% to $1,102,115 in 2008 from $628,114 in 2007 due to higher auditing, accounting and legal costs incurred in connection with the ATO audit and settlement and tax planning.

Accretion expense increased 38% to $716,130 in 2008 from $517,856 in 2007. Accretion expense represents the accretion on the asset retirement obligations (“ARO”) under SFAS 143. The increase was due mostly to accretion of asset retirement obligations relating to the new wells drilled in fiscal 2007 in the Nockatunga project and the 14.1% increase in the exchange rate described below.

A non-cash impairment loss of $1,876,171 was recorded in 2007 relating to the decreased value of the Kiana field in the Cooper Basin ($984,171) and the decreased value of exploration permits and licenses included in oil and gas properties ($892,000). The net book value of the Kiana oil and gas property was written down to its future estimated discounted cash flow. No impairment loss was recorded in fiscal 2008.

Other administrative expenses increased 33% to $3,591,856 in 2008 from $2,699,733 in 2007. This was due mostly to increased consulting costs related to the ATO audit and settlement, an increase due to the issuance of directors’ stock options in February, 2008, increased consulting fees relating to research and development in the U.K. and the 14.1% increase in the exchange rate described below.

Income Taxes

Provision for income tax for the year ended June 30, 2008 was $14,330,301 compared to $998,565 for the year ended June 30, 2007. The increase in the tax provision relates primarily to the payment of tax assessed by the Australian Taxation Office (see Note 6 to the Consolidated Financial Statements) upon settlement of an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005.

Exchange Effect

The value of the Australian dollar relative to the U.S. dollar increased to $.9615 at June 30, 2008 compared to $.8433 at June 30, 2007. This resulted in a $7,317,151 credit to accumulated translation adjustments for fiscal 2008. The 14% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 2008 from the June 30, 2007 amounts. The annual average exchange rate used to translate MPAL’s operations in Australia for fiscal 2008 was $.8965, which is a 14.1% increase compared to the $.7860 rate for fiscal 2007.

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

Auditing, accounting and legal expenses increased 58% to $628,114 in 2007 from $398,514 in 2006 primarily because of increased legal and accounting fees related to the ATO audit (see Note 6) and required filings with the Australian stock exchange. The Company will continue to incur significant administrative, auditing and legal expenses with respect to the Sarbanes-Oxley Act of 2002, particularly the requirements to document, test and audit the Company’s internal controls to comply with Section 404 of the Act and rules adopted thereunder. Management’s opinion on the internal controls of the Company is required for this annual report covering the fiscal year ending June 30, 2008. An audit opinion on the design and operating effectiveness of controls is expected to be required for the fiscal year ending June 30, 2009.

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

The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2008, the carrying value of such investments and those classified as cash and cash equivalents was approximately $36.3 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. Marketable securities have not been impacted by the US credit crisis. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $4.1 million and $3.8 million, respectively. For the twelve months ended June 30, 2008, oil sales represented approximately 52% of production revenues. Based on 2008 sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by approximately $2.0 million. Gas sales, which represented approximately 48% of production revenues in 2008, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Magellan Petroleum Corporation
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Magellan Petroleum Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

September 25, 2008
Hartford, Connecticut

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$34,615,228	$28,470,448
Accounts receivable — Trade (net of allowance for doubtful accounts of $99,344 and $69,658 at June 30, 2008 and 2007, respectively)	8,357,839	5,044,258
Accounts receivable — working interest partners	112,330	—
Marketable securities	1,708,222	2,974,280
Inventories	1,260,189	702,356
Other assets	404,160	378,808

Total current assets	46,457,968	37,570,150

Deferred income taxes	6,368,665	2,300,830
Marketable securities	—	1,403,987
Property and equipment, net:
Oil and gas properties (successful efforts method)	138,556,513	120,734,449
Land, buildings and equipment	3,346,368	2,846,433
Field equipment	1,040,281	912,396

	142,943,162	124,493,278
Less accumulated depletion, depreciation and amortization	(114,495,875)	(84,172,522)

Net property and equipment	28,447,287	40,320,756
Goodwill	4,020,706	4,020,706

Total assets	$85,294,626	$85,616,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,929,445	$5,313,653
Accounts payable-working interest partners	—	222,883
Accrued liabilities	1,891,194	1,382,320
Income taxes payable	3,857,766	1,647,137

Total current liabilities	8,678,405	8,565,993

Long term liabilities:
Deferred income taxes	2,507,712	3,518,990
Other long term liabilities	48,998	100,578
Asset retirement obligations	11,596,084	9,456,088

Total long term liabilities	14,152,794	13,075,656

Commitments (Note 11)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share: Authorized 200,000,000 shares outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,216,143	73,153,002
Accumulated deficit	(22,857,494)	(13,965,849)
Accumulated other comprehensive income	11,689,777	4,372,626

Total stockholders’ equity	62,463,427	63,974,780

Total liabilities and stockholders’ equity	$85,294,626	$85,616,429

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007	2006

Revenues:
Oil sales	$19,786,175	$11,922,574	$10,615,761
Gas sales	18,523,095	16,396,334	14,060,968
Other production related revenues	2,585,540	2,356,317	1,885,706

Total revenues	40,894,810	30,675,225	26,562,435

Costs and expenses:
Production costs	8,865,663	6,965,641	8,220,013
Exploratory and dry hole costs	3,318,810	5,520,460	3,264,837
Salaries and employee benefits	1,605,341	1,549,277	1,448,004
Depletion, depreciation and amortization	18,021,236	10,693,415	6,308,608
Auditing, accounting and legal services	1,102,115	628,114	398,514
Accretion expense	716,130	517,856	425,254
Shareholder communications	392,880	459,298	449,561
Loss on settlement of asset retirement obligation	—	—	444,566
Gain on sale of field equipment	(35,235)	(10,346)	(119,445)
Impairment loss	—	1,876,171	—
Other administrative expenses	3,591,856	2,699,733	2,795,387

Total costs and expenses	37,578,796	30,899,619	23,635,299

Operating income (loss)	3,316,014	(224,394)	2,927,136
Interest income	2,122,642	1,669,798	1,268,641

Income before income taxes and minority interests	5,438,656	1,445,404	4,195,777
Income tax expense	14,330,301	998,565	1,678,980

(Loss) income before minority interests	(8,891,645)	446,839	2,516,797
Minority interests	—	—	(1,768,023)

Net (loss) income	$(8,891,645)	$446,839	$748,774

Average number of shares:
Basic	41,500,325	41,500,325	28,353,463

Diluted	41,500,325	41,500,325	28,453,270

Per share (basic and diluted)
Net (loss) income	$(.21)	$.01	$.03

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
Three Years Ended June 30, 2008

					Accumulated
			Capital in		Other		Total
	Number of	Common	Excess of	Accumulated	Comprehensive		Comprehensive
	Shares	Stock	Par Value	Deficit	Income (Loss)	Total	Income (Loss)

June 30, 2005	25,783,243	$257,832	$44,402,182	$(15,161,462)	$(2,322,633)	$27,175,919

Net income	—	—	—	748,774	—	748,774	$748,774
Foreign currency translation adjustments	—	—	—	—	(705,817)	(705,817)	(705,817)

Stock exchange	15,716,895	157,169	28,367,956	—	—	28,525,125
Stock option compensation	—	—	375,439	—	—	375,439
Total comprehensive income	—	—	—	—	—	—	42,957

June 30, 2006	41,500,138	415,001	73,145,577	(14,412,688)	(3,028,450)	56,119,440

Net income	—	—	—	446,839	—	446,839	446,839
Foreign currency translation adjustments	—	—	—	—	7,401,076	7,401,076	7,401,076

Stock exchange	187	—		—	—	—
Stock option compensation	—	—	7,425	—	—	7,425
Total comprehensive income	—	—	—	—	—	—	7,847,915

June 30, 2007	41,500,325	415,001	73,153,002	(13,965,849)	4,372,626	63,974,780

Net loss	—	—	—	(8,891,645)	—	(8,891,645)	(8,891,645)
Foreign currency translation adjustments	—	—	—	—	7,317,151	7,317,151	7,317,151

Stock option compensation	—	—	63,141	—	—	63,141
Total comprehensive loss	—	—	—	—	—	—	$(1,574,494)

June 30, 2008	41,500,325	$415,001	$73,216,143	$(22,857,494)	$11,689,777	$62,463,427

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007	2006

Operating Activities:
Net (loss) income	$(8,891,645)	$446,839	$748,774
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of field equipment	(35,235)	(10,346)	(119,445)
Depletion, depreciation and amortization	18,021,236	10,693,415	6,314,049
Accretion expense	716,130	517,856	425,254
Deferred income taxes	(4,541,695)	(1,818,631)	(157,300)
Director’s options expense	63,141	7,425	375,439
Minority interests	—	—	1,768,023
Exploration and dry hole costs	3,227,200	4,871,865	2,997,026
Loss on settlement of asset retirement obligation	—	—	444,566
Impairment loss	—	1,876,171	—
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(2,640,315)	472,763	(774,696)
Other assets	(26,946)	(61,312)	209,207
Inventories	(428,332)	143,951	(170,664)
Accounts payable and accrued liabilities	(3,112,940)	2,474,106	(368,724)
Income taxes payable	1,860,666	1,659,711	74,416

Net cash provided by operating activities	4,211,265	21,273,813	11,765,925

Investing Activities:
Additions to property and equipment(1)	(1,628,476)	(9,231,029)	(5,700,232)
Proceeds from sale of field equipment	35,235	10,346	119,445
Oil and gas exploration activities	(3,227,200)	(4,871,865)	(2,997,026)
Acquisition of minority interest in MPAL	—	(88,432)	(3,630,374)
Marketable securities matured	4,435,820	1,855,609	5,044,574
Marketable securities purchased	(1,765,775)	(5,694,201)	(2,367,707)

Net cash used in investing activities(1)	(2,150,396)	(18,019,572)	(9,531,320)

Financing Activities:
Dividends to MPAL minority shareholders	—	—	(765,641)

Net cash used in financing activities	—	—	(765,641)

Effect of exchange rate changes on cash and cash equivalents	4,083,911	3,333,325	(1,319,457)

Net increase in cash and cash equivalents	6,144,780	6,587,566	149,507
Cash and cash equivalents at beginning of year	28,470,448	21,882,882	21,733,375

Cash and cash equivalents at end of year	$34,615,228	$28,470,448	$21,882,882

Cash Payments:
Income taxes	13,072,505	1,427,327	1,773,727
Interest on tax settlement	3,893,014	—	—
Supplemental Schedule of Noncash Investing and Financing Activities:
Revision to estimate of asset retirement obligations	43,482	(54,765)	1,667,877
Asset retirement obligation liabilities incurred	—	718,048	—
Accounts payable related to property and equipment	1,993,964	1,417,051	802,781

The allocation of the purchase price to the assets acquired in the purchase of remaining minority interest in MPAL in 2006 was finalized in the fourth quarter of fiscal 2007. This resulted in a decrease in the amount of goodwill by $1,626,041 which was reallocated to oil and gas properties ($4,642,233) offset by an increase to deferred tax liabilities ($3,016,192). In fiscal year 2006, the Company purchased the remaining minority shares of MPAL for $32,155,498 which included cash consideration of $1,563,507, transaction costs of $2,078,804 and stock consideration of $28,601,581. Costs of registering securities in the amount of $76,457 were treated as a reduction to additional paid in capital (see Note 2 to the Consolidated Financial Statements).

Fair value of assets acquired	$41,085,190
Consideration paid for capital stock	32,243,893

Liabilities assumed	8,841,297

(1)	Due to a typographical error, 2006 numbers are changed from previously reported.

See accompanying notes.

1.	Summary of Significant Accounting Policies

Principles of Consolidation

Magellan Petroleum Corporation (the “Company” or “MPC” or “Magellan”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2008 and 2007, MPC’s principal asset was a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”) (See Note 2). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and three petroleum production leases covering the Nockatunga oil field (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in South Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

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

Stock-Based Compensation

The Company has one stock option plan. Under FASB Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) the costs resulting from all share-based payment transactions are recognized in the consolidated financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires the application of a fair-value measurement method of accounting for share-based payment transactions with employees and non-employees. The Company uses the Black-Scholes option valuation model to determine the fair value of its stock option share awards. The Black-Scholes model includes various assumptions, including the expected volatility and the expected life of the share awards. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS 123(R) could have been significantly impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be significantly impacted in future periods. The Company’s policy for attributing the value of graded vested share-based payments is an accelerated multiple-option approach.

Oil and Gas Properties

Oil and gas properties are located in Australia, Canada and the United Kingdom. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases, and permitted concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in its working interest agreements in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved reserves and risk adjusted probable and possible reserves. For Mereenie, natural gas reserves are limited to contracted quantities. If such contracts are extended, the reserves will be increased to the lesser of the actual proved reserves and risk adjusted probable and possible reserves or the contracted quantities.

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

Nondepletable assets

Oil and gas properties include $6.8 million of capitalized costs that are currently not being depleted. This amount consists of $2.4 million of costs capitalized as exploratory well costs pending the start of production, of which $1.9 million related to PEL 106 in the Cooper Basin has been capitalized in excess of one year. This remains capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. In addition, capitalized costs not currently being depleted include $4.4 million at June 30, 2008 and 2007 associated with exploration permits and licenses in Australia and the U.K. The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. There was no impairment recorded for the year ended June 30, 2008. An impairment loss of $892,000 was recorded for the year ended June 30, 2007.

Goodwill

Goodwill is not amortized. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” There was no impairment of goodwill as of June 30, 2008.

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

Foreign Currency Translations

The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. The translation adjustment is included as a component of stockholders’ equity and comprehensive income (loss), whereas gains or losses on foreign currency transactions are included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using quarterly weighted average exchange rates during the period. At June 30, 2008 and 2007, the Australian dollar was equivalent to U.S. $.9615 and $.8433, respectively. The annual average exchange rates used to translate MPAL’s operations in Australia for the fiscal years 2008, 2007 and 2006 were $.8965, $.7860 and $.7477, respectively.

Accrued Liabilities

At June 30, 2008 and 2007, balances in accrued liabilities which exceeded 5% of current liabilities include $953,240 and $865,304 of employment benefits, respectively, and $596,975 and $358,589 of withholding and sale taxes, respectively.

Accounting for Income Taxes

The Company follows FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for deferred tax assets when it is more likely than not that such assets will not be recovered.

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

The Company has adopted an accounting policy to record all tax related interest and penalties in its tax provision calculation.

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

Cash and Cash Equivalents

The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

	June 30,
	2008	2007

Cash	$2,916,069	$3,421,271
Australian money market accounts and short-term commercial paper	31,699,159	25,049,177

	$34,615,228	$28,470,448

Marketable Securities

The Company has determined that declines in fair value below amortized costs are temporary and as management has the intent and ability to hold the securities to maturity, no impairment loss has been recognized. At June 30, 2008 and 2007, MPC had the following marketable securities which are expected to be held until maturity:

June 30, 2008	Par Value	Maturity Date	Amortized Cost	Fair Value

Short-term securities
U.S. government agency note	$200,000	Aug. 15, 2008	$200,152	$200,688
U.S. government agency note	250,000	Oct. 15, 2008	250,142	251,485
U.S. government agency note	250,000	Nov. 21, 2008	252,314	251,952
U.S. government agency note	255,000	Dec. 15, 2008	250,560	252,042
U.S. government agency note	250,000	Jan. 15, 2009	254,141	253,283
U.S. government agency note	250,000	Apr. 20, 2009	255,473	254,220
U.S. government agency note	250,000	Mar. 30, 2009	245,440	245,050

Total short-term	$1,705,000		$1,708,222	$1,708,720

June 30, 2007	Par Value	Maturity Date	Amortized Cost	Fair Value

Short-term securities
Marketable securities
U.S. government agency note	$250,000	July 10, 2007	$246,291	$249,725
U.S. government agency note	250,000	Aug. 13, 2007	245,124	248,500
U.S. government agency note	250,000	Sept. 17, 2007	243,943	247,275
U.S. government agency note	250,000	Oct. 15, 2007	243,119	246,300
U.S. government agency note	250,000	Nov. 30, 2007	241,548	244,675
U.S. government agency note	250,000	Dec. 18, 2007	251,283	250,848
U.S. government agency note	250,000	Jan. 15, 2008	250,562	250,158
U.S. government agency note	250,000	Feb. 08, 2008	249,843	249,375
U.S. government agency note	250,000	Mar. 05, 2008	249,814	249,140
U.S. government agency note	250,000	Apr. 18, 2008	250,254	249,610
U.S. government agency note	250,000	May. 15, 2008	252,251	251,408
U.S. government agency note	250,000	Jun. 20, 2008	250,248	249,298

Total short-term	3,000,000		2,974,280	2,986,312

Long-term securities
U.S. government agency note	200,000	Aug. 15, 2008	201,344	200,376
U.S. government agency note(1)	200,000	Sept. 12, 2008	200,052	199,074
U.S. government agency note(2)	500,000	Apr. 15, 2009	501,246	499,065
U.S. government agency note(2)	500,000	Feb. 08, 2010	501,345	499,020

Total long-term	1,400,000		1,403,987	1,397,535

Total securities	$4,400,000		$4,378,267	$4,383,847

(1)	This security was sold in June 2008

(2)	These securities were called in February 2008

Earnings per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method. In 2008, the Company had 100,000 outstanding options that were issued that had a strike price below the average stock price for the period and resulted in 8,661 incremental diluted shares for the respective period. However, since the Company incurred a loss from operations, the incremental shares are anti-dilutive. In 2007, the Company did not issue any stock options. At June 30, 2007, the Company had 430,000 stock options outstanding that were anti-dilutive. There were no other potentially dilutive items at June 30, 2007. At June 30, 2006, the Company had 430,000 stock options that were issued that had a strike price below the average stock price for the year and resulted in 99,807 incremental diluted shares. There were no other potentially dilutive items at June 30, 2006.

Stock Options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for grants of non-qualified stock options principally at an option price per share of 100% of the fair value of the Company’s common stock on the date of the grant. The Plan originally had 1,000,000 shares authorized for awards of equity share options. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the vesting period, which is also the requisite service period. The 400,000 options granted to Directors on November 28, 2005 and 100,000 on February 18, 2008 each vested immediately.

SFAS 123(R) requires recognition in the financial statements of the cost resulting from all share-based payment transactions by applying a fair-value-based measurement method to account for all share-based payment transactions with employees.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income at June 30, 2008 and 2007 was as follows:

	2008	2007

Foreign currency translation adjustments	$11,689,777	$4,372,626

Sales Taxes

Government sales taxes related to MPAL’s oil and gas production revenues are collected by MPAL and remitted to the Australian government. Such amounts are recorded net in the consolidated statements of income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company beginning July 1, 2008 for financial asset and liabilities and July 1, 2009 for nonfinancial assets and liabilities. The Company has concluded that the adoption of SFAS 157 will have no impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning July 1, 2008. The Company has concluded that the adoption of SFAS 159 will have no impact on its consolidated financial statements.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at June 30, 2006:

Current assets	$12,153,855
Property and equipment	24,418,588
Deferred income taxes	492,041
Goodwill	4,020,706

Total assets acquired	41,085,190

Current liabilities	(1,396,332)
Long term liabilities	(7,444,965)

Total liabilities assumed	(8,841,297)

Net assets acquired	$32,243,893

Pro Forma Condensed Consolidated Statements of Income

	For the Year Ended June 30, 2006
			Pro Forma
			Adjustments to
			Reflect
			Exchange
	Historical		Offer		Pro Forma

Total revenues	$26,562,435		—		$26,562,435
Costs and expenses	23,635,299		2,242,135	(1)	25,877,434

Operating income	2,927,136		(2,242,135)		685,001
Other income	1,268,641		—		1,268,641

Income before income taxes and minority interests	4,195,777		(2,242,135)		1,953,642
Income tax (provision) benefit	(1,678,980)		672,640	(2)	(1,006,340)

Income before minority interests	2,516,797		(1,569,495)		947,302
Minority interests	(1,768,023)		1,768,023	(3)	—

Net income	$748,774		$198,528		$947,302

Average number of shares outstanding
Basic	25,783,243	(A)	15,716,895	(4)	41,500,138

Diluted	25,783,243	(A)	15,716,895	(4)	41,500,138

Net income per share (basic and diluted)	$0.03				$0.02

(A)	Represents outstanding shares prior to the Offer.

Pro Forma Adjustments

1.	Represents the depletion on the excess of the purchase price over the identifiable assets and liabilities acquired which has been allocated to oil and gas properties of $2,242,135 for the fiscal years ended June 30, 2006.

2.	Represents the income tax effect on the depletion and transaction costs calculated based on an Australian statutory rate of 30%.

3.	Represents the reversal of the income allocated to the minority interest as 100% of MPAL subject to the Exchange Offer is assumed to be acquired by Magellan at the beginning of the period.

4.	Represents the number of shares assumed to be issued by Magellan pursuant to the terms of the Exchange Offer calculated as follows:

Shares of MPAL not owned by Magellan	20,952,916
Exchange ratio	.75

Magellan shares issued pursuant to the Exchange Offer	15,716,895

3.	Oil and Gas Properties

MPC had the following amounts recorded in oil and gas properties at June 30, 2008 and 2007.

Location	2008	2007

Mereenie and Palm Valley (Australia)(1)	$109,674,080	$95,578,259
Nockatunga (Australia)(2)	20,301,033	17,126,416
Cooper Basin (Australia)(3)	5,604,219	5,046,996
Other (Australia)(4)	548,945	548,947
Weald/Wessex Basin (U.K.)(4)	2,428,236	2,433,831

	$138,556,513	$120,734,449

(1)	At June 30, 2008, includes $549,935 costs capitalized as exploratory well costs pending the start of production.

(2)	At June 30, 2007, includes $8,812,420 of costs capitalized as exploratory well costs pending the start of production.

(3)	At June 30, 2008 and 2007, includes $1,855,186 and $1,615,943, respectively, of costs capitalized as exploratory well costs pending the start of production as well as $1,448,568 of nondepletable exploration permits and licenses at June 30, 2008 and 2007.

(4)	Nondepletable exploration permits and licenses related to the Maryborough Basin and Amadeus Basin in Australia and the Weald/Wessex Basin in the U.K.

Accumulated Depletion, Depreciation and Amortization

Location	2008	2007

Mereenie and Palm Valley (Australia)	$94,218,078	$74,885,273
Nockatunga (Australia)	14,780,819	4,568,503
Cooper Basin (Australia)	2,132,354	1,787,837

	$111,131,251	$81,241,613

Depletion, Depreciation and Amortization

During the years ended June 30, 2008, 2007 and 2006, the depletion rate by field was as follows:

	2008	2007	2006

Mereenie and Palm Valley (Australia)	45.3	35.5	24.6
Nockatunga (Australia)	66.5	53.6	24.7
Cooper Basin (Australia)	35.9	32.3	42.2
Kotaneelee (Canada)	—	—	10.0

Exploratory and Dry Hole Costs

The 2008, 2007 and 2006 costs relate primarily to the geological and geophysical work and seismic acquisition on MPAL’s exploration permits. The costs for MPAL were $3,318,810, $5,520,460 and $3,264,837 for 2008, 2007, and 2006, respectively.

See Note 11 — Commitments for a summary of MPAL’s required and contingent commitments for exploration expenditures for the five year period beginning July 1, 2008.

Impairment Loss

A non-cash impairment loss of $1,876,171 was recorded in 2007 relating to the decreased value of the Kiana field in the Cooper Basin ($984,171) and the decreased value of exploration permits and licenses that were recognized in purchase accounting ($892,000). The net book value of the Kiana oil and gas property was written down to its future estimated discounted cash flow. As a result of declining production discounted cash flows were utilized to calculate the fair value of the Kiana field. The losses related to the exploration permits and licenses resulted from the ongoing exploration program which did not result in discovery of reserves. These losses related to the MPAL segment. There was no impairment loss recorded for fiscal 2008.

4.	Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the years ended June 30, 2008 and 2007, is as follows:

	2008	2007

Balance at beginning of year	$9,456,088	$7,147,261
Liabilities incurred	—	718,048
Liabilities settled	—	—
Accretion expense	716,130	517,856
Revisions to estimate	43,482	(54,765)
Exchange effect	1,380,384	1,127,688

Balance at end of year	$11,596,084	$9,456,088

During 2007, the Company recorded liabilities of $718,048 for 11 new wells drilled in the Nockatunga field.

5.	Capital and Stock Options

The Company’s Stock Option Plan provides for options to be granted with an exercise price of not less than fair value of the stock price on the date of grant and for a term of not greater than ten years. As of June 30, 2008, 295,000 options were available for future issuance under the Plan.

The following is a summary of option transactions for the three years ended June 30, 2008:

	Expiration	Number of		Fair Value at
Options Outstanding	Dates	Shares	Exercise Prices($)	Grant Date

June 30, 2006 and 2007		430,000	(1.59 weighted average price)
Granted	Feb. 2018	100,000	1.16	$63,141

June 30, 2008		530,000	(1.51 weighted average price)

The weighted average remaining contractual term as of June 30, 2008 is 7.5 years.

Summary of Options Outstanding at June 30, 2008

	Expiration			Exercise
	Dates	Total	Vested	Prices($)

Granted fiscal year 2004	Jul. 2014	30,000	30,000	1.45
Granted fiscal year 2006	Nov. 2015	400,000	400,000	1.60
Granted fiscal year 2008	Feb. 2018	100,000	100,000	1.16

All of the options have been granted with an exercise price equal to the fair value of the Company’s stock at the date of grant. Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. For the years ended June 30, 2008, 2007 and 2006, the Company recorded stock-based compensation expense for the cost of stock options of $63,141, $7,425 and $375,439 both pre-tax and post-tax (or $.00, $.00 and $.01 per basic and diluted share), respectively. The grant date fair value of the options granted on February 18, 2008 and November 28, 2005 was $63,141 and $365,539, respectively. These expenses have no effect on cash flow. As of June 30, 2008, there was $0 of total unrecognized compensation costs related to stock options.

The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used to value the Company’s grants on July 1, 2004 and November 28, 2005, respectively were as follows:

	Feb. 18, 2008	Nov. 28, 2005	Jul. 1, 2004

Risk free interest rate	3.20%	4.58%	4.95%
Expected life	5 yrs	5 yrs	10 yrs
Expected volatility (based on historical price)	.611	.627	.518
Expected dividend	$0	$0	$0

The expected life of the options granted on November 28, 2005 and February 18, 2008 was determined under the “simplified” method described in SEC Staff Accounting Bulletin No. 107.

6.	Income Taxes

Components of income before income taxes and minority interests by geographic area (in thousands) are as follows:

	Years Ended June 30,
	2008	2007	2006

United States	$(2,119)	$(1,386)	$(1,753)
Foreign	7,558	2,831	5,949

Total	$5,439	$1,445	$4,196

Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

	Years Ended June 30,
	2008	2007	2006

Tax provision computed at statutory rate (30)%	$(1,632)	$(434)	$(1,259)
MPC (parent company) losses	(636)	(416)	(526)
Non-taxable Australian revenue	443	404	311
MPAL non-deductible foreign losses (New Zealand)	(14)	(10)	(88)
MPAL write off of foreign advances (New Zealand)	—	—	218
Increase in valuation reserve for foreign (UK) exploration expenditures	(271)	(374)	(243)
Australian Taxation Office settlement(c)	(12,085)	—	—
Repatriation of foreign earnings(a)	—	—	(1,964)
Reversal of reserve on MPC deferred tax assets(a)	—	—	879
Benefit for previously taxed foreign earnings	—	—	1,085
MPC income tax provision(b)	(58)	(48)	(13)
Other	(77)	(121)	(79)

Consolidated income tax provision	$(14,330)	$(999)	$(1,679)

Current income tax provision (foreign)	$(18,872)	$(2,817)	$(1,841)
Deferred income tax benefit (foreign)	4,542	1,818	162

Consolidated income tax provision	$(14,330)	$(999)	$(1,679)

Effective tax rate	263%	69%	40%

(a)	The Corporation has indefinitely reinvested undistributed earnings from subsidiary companies outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

(b)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds and 10% Australian withholding tax on interest income from intercompany loans.

(c)	See discussion below under Australia.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	June 30,	June 30,
	2008	2007

Deferred tax liabilities
Acquisition and development costs	$—	$(425)
Stepped up basis of oil and gas properties	(2,508)	(3,519)
Other	(8)	(24)

Total deferred tax liabilities	(2,516)	(3,968)

Deferred tax assets
Acquisition and development costs	2,486	—
Asset retirement obligations	3,883	3,100
Net operating losses	4,079	3,719
United Kingdom exploration costs	1,031	—
Stock options	174	149
Interest	539	422

Total deferred tax assets	12,192	7,390

Valuation allowance	(5,815)	(4,640)

Net deferred tax asset/(liabilities)	$3,861	$(1,218)

The Company records a valuation allowance for deferred tax assets when it is more likely than not that such assets will not be recovered. The valuation allowance increased to $5,815,000 in 2008 from $4,640,000 in 2007. The change in the valuation allowance is due to an increase in net operating losses in the US netted against losses which expired on June 30, 2008, and an increase in the valuation allowance for the tax benefit of U.K. exploration costs.

United States

At June 30, 2008, the Company had approximately $11,031,000 and $6,635,000 of net operating loss carry forwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically as follows (in thousands):

	Paroo USA	MPC	MPC
	Federal	Federal	State

Expires:
2010	$1,669	$—	$—
2011	1,764	—	—
2012	2,856	—	—
2013	230	—	—
2019	96	408	—
2020	—	52	—
2021	25	—	56
2022	74	110	302
2023	3	—	359
2024	2	—	—
2025	1	296	1,058
2026	—	1,374	1,341
2027	—	—	1,462
2028	—	2,071	2,057

Total	$6,720	$4,311	$6,635

For financial reporting purposes, a full valuation allowance has been recognized to offset the deferred tax assets related to the U.S. tax loss carry forwards and other deductible temporary differences as it is more likely than not that under current circumstances such assets will not be recovered.

Australia

The net deferred tax asset at June 30, 2008, consists of a deferred tax asset of $2,486,000, primarily relating to acquisition and development costs and $3,883,000 primarily relating to asset retirement obligations which will result in tax deductions when paid.

The net deferred tax liability at June 30, 2007 consists of deferred tax liabilities of $3,519,000 relating to a financial statement basis step up for oil and gas properties and $425,000, primarily relating to the deduction of acquisition and development costs which are capitalized for financial statement purposes, offset by deferred tax assets of $3,100,000 primarily relating to asset retirement obligations which will result in tax deductions when paid.

As previously disclosed, the Australian Taxation Office (“ATO”) conducted an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO in August 2007 issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO set out its legal basis for its conclusions. The ATO indicated in its position papers that the increase in taxes arising from its proposed positions would be (Aus) $13,392,460 plus possible interest and penalties, which could have exceeded the amount of the increased taxes asserted by the ATO.

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

Both the amended taxes and interest in the amount of (US) $13,252,469 has been recorded as part of the income tax provision for the year ended June 30, 2008 ($.31 per share). During the current year the Company recorded (US) $2,725,110, of net interest related to tax matters.

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

Upon the adoption of FIN 48, MPAL received a legal opinion from its Australian tax counsel that concluded that the Company would be more likely than not to sustain the Australian tax deductions under audit in court. Australian tax counsel also advised the Company that 100% of the tax benefit of these deductions is the largest amount of the benefit that would be more than 50% likely to be realized. As a result, the Company recorded no liability for this UTP prior to the settlement which was negotiated in December 2007.

The ATO matter was the only UTP identified upon adoption of FIN 48. No other UTPs have been identified for the year ended June 30, 2008.

7.	Related Party and Other Transactions

Mr. Timothy L. Largay, a director of the Company, is a member of the law firm of Murtha Cullina LLP, which firm was paid fees of $264,170, $114,415 and $170,481 by the Company in fiscal years 2008, 2007 and 2006, respectively.

8.	Leases

At June 30, 2008, future minimum rental payments applicable to MPC’s and MPAL’s non-cancelable office operating leases were as follows:

Future Minimum
Fiscal Year	Rental Payments

2009	$256,000
2010	$5,000

Operating lease rental expenses for each of the years ended June 30, 2008, 2007 and 2006 were $473,944, $362,2005 and $303,536 respectively.

9.	Segment Information

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

Segment information (in thousands) for the Company’s two operating segments is as follows:

	Years Ended June 30,
	2008	2007	2006

Revenues:
MPC	$233	$5,996	$973
MPAL	40,662	30,545	26,530
Elimination of intersegment dividend	—	(5,866)	(941)

Total consolidated revenues	$40,895	$30,675	$26,562

Interest income:
MPC	$159	$259	$100
MPAL	1,964	1,411	1,169

Total consolidated	$2,123	$1,670	$1,269

Net (loss) income:
MPC	$(2,177)	$4,432	$(826)
Equity in earnings of MPAL, net of related costs(1)	(6,715)	1,881	2,516
Elimination of intersegment dividend	—	(5,866)	(941)

Consolidated net (loss) income	$(8,892)	$447	$749

Assets:
MPC(2)	$65,555	$61,810
MPAL	82,935	80,334
Equity elimination	(63,195)	(56,528)

Total consolidated assets	$85,295	$85,616

	Years Ended June 30,
	2008	2007	2006

Other significant items:
Depletion, depreciation and amortization:
MPC	$6	$6	$10
MPAL	18,015	10,687	6,299

Total consolidated	$18,021	$10,693	$6,309

Exploratory and dry hole costs:
MPC	$—	$—	$—
MPAL	3,319	5,520	3,265

Total consolidated	$3,319	$5,520	$3,265

Income tax expense (benefit):
MPC	$58	$48	$13
MPAL	14,272	951	1,666

Total consolidated	$14,330	$999	$1,679

(1)	Equity in earnings (losses) of MPAL for 2008, 2007 and 2006 of ($4,222,000), $3,408,000 and $2,665,000 respectively is reported net of $2,493,000, $1,527,000 and $149,000 for 2008, 2007 and 2006, respectively, of oil and gas property depletion, net of tax benefit, related to MPC’s stepped up book value of MPAL’s oil and gas properties which resulted from MPC’s acquisition of the remaining 45% interest in MPAL in 2006. As of June 30, 2006, MPC owned 100% of MPAL as a result of the Offer. See Note 2 to the Consolidated Financial Statements.

(2)	Goodwill attributable to MPAL was $4,020,706 for 2008 and 2007, respectively

10.	Geographic Information

As of each of the stated dates, the Company’s revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

	Years Ended June 30,
	2008	2007	2006

Revenue:
Australia	$40,662	$30,545	$26,530
Canada	233	130	32

	$40,895	$30,675	$26,562

Income (loss) before income taxes and minority interests:
Australia	$7,257	$3,152	$6,103
New Zealand	(42)	(25)	(211)
United Kingdom	(904)	(1,162)	(812)
United States-Canada	233	161	27

	6,544	2,126	5,107
Corporate overhead and interest, net of other income (expense)	(1,105)	(681)	(911)

Consolidated income before income taxes and minority interests	$5,439	$1,445	$4,196

	Years Ended June 30,
	2008	2007	2006

Net income (loss):
Australia	$(5,767)	$3,074	$3,621
New Zealand	(44)	(32)	(293)
United Kingdom	(904)	(1,162)	(812)
United States	(2,177)	(1,433)	(1,767)

	$(8,892)	$447	$749

Identifiable assets:
Australia	$82,935	$80,334
Corporate assets	2,360	5,282

	$85,295	$85,616

Substantially all of MPAL’s gas sales were to the Power and Water Corporation (“PWC”) of the Northern Territory of Australia. Oil sales during 2008 were 32.5% to the Santos group of companies, 9.9% to Delhi Petroleum, 6.4% to Origin Energy Resources and 51.2% to IOR Energy.

11.	Commitments

The Company is exposed to oil and gas market price volatility and for gas sales uses fixed pricing contracts with inflation clauses to mitigate this exposure.

The following is a summary of our consolidated contractual obligations as of June 30, 2008

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	261,000	256,000	5,000	—	—
Purchase Obligations(1)	8,155,000	8,155,000	—	—	—
Asset Retirement Obligations	11,596,000	—	7,412,000	2,009,000	2,175,000

Total	$20,012,000	$8,411,000	$7,417,000	$2,009,000	$2,175,000

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $26,755,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $26,731,000 (1-3 years), $24,000 (3-5 years).

Gas Supply Contracts

In 1983, the Palm Valley Producers (MPAL and Santos) commenced the sale of gas to Alice Springs under a 1981 agreement. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PWC, through its wholly-owned company Gasgo Pty. Ltd., for use in PWC’s Darwin electricity generating station and at a number of other generating stations in the Northern Territory. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. The gas is being delivered via the 922-mile Amadeus Basin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas, the latest being in June 2006 for the supply of an additional 4.4 bcf of gas to be supplied prior to December 31, 2008. The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expires in 2009. Supply obligations under the Mereenie contracts cease in May 2009.

MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009. Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available.

At June 30, 2008, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf

Less than one year	5.23
Between 1-5 years	3.22
Greater than 5 years	0.00

Total	8.45

12.	Selected Quarterly Financial Data (Unaudited and Restated)

Subsequent to the issuance of the Company’s Forms 10-Q for the quarterly periods ended September 30, 2007, December 31, 2007 and March 31, 2008, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in the 2008 fiscal year. Depletion expense for the three months ended September 30, 2007, December 31, 2007 and March 31, 2008 was understated by $1,247,108, $1,569,467 and $1,075,003, respectively. Depletion expense was understated by $2,816,575 and $3,891,578 for the six months ended December 31, 2007 and the nine months ended March 31, 2008, respectively. This correction has no impact on cash flow from operations for any period presented.

The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended June 30, 2008 and 2007:

	September 30,	December 30,	March 31,	June 30,
	2007	2007	2008	2008
	3 Months	3 Months	3 Months	3 Months

AS PREVIOUSLY REPORTED:
2008
Total revenues	$9,322	$10,374	$9,536	$11,663
Costs and expenses	(9,032)	(7,827)	(6,828)	(10,000)
Interest income	490	570	500	563
Income tax (provision) benefit	(381)	(12,798)	(1,520)	(799)

Net income (loss)	$399	$(9,681)	$1,688	$1,427

Per share (basic & diluted)	$.01	$(.23)	$.04	$.03

Average number of shares outstanding	41,500	41,500	41,500	41,500

	September 30,	December 30,	March 31,	June 30,
	2007	2007	2008	2008
	3 Months	3 Months	3 Months	3 Months

RESTATEMENT ADJUSTMENT:
2008
Total revenues	$—	$—	$—	$—
Costs and expenses	(1,247)	(1,570)	(1,075)	—
Interest income	—	—	—	—
Income tax (provision) benefit	375	471	322	—

Net income (loss)	$(872)	$(1,099)	$(753)	$—

Per share (basic & diluted)	$(.02)	$(.03)	$(.02)	$—

Average number of shares outstanding	—	—	—	—

	September 30,	December 30,	March 31,	June 30,
	2007	2007	2008	2008
	3 Months	3 Months	3 Months	3 Months

AS RESTATED:
2008
Total revenues	$9,322	$10,374	$9,536	$11,663
Costs and expenses	(10,279)	(9,397)	(7,903)	(10,000)
Interest income	490	570	500	563
Income tax (provision) benefit	(6)	(12,327)	(1,198)	(799)

Net income (loss)	$(473)	$(10,780)	$935	$1,427

Per share (basic & diluted)	$(.01)	$(.26)	$.02	$.03

Average number of shares outstanding	41,500	41,500	41,500	41,500

	September 30,	December 30,	March 31,	June 30,
	2006	2006	2007	2007
	3 Months	3 Months	3 Months	3 Months

2007
Total revenues	$6,823	$8,414	$6,849	$8,589
Costs and expenses	(5,447)	(8,592)	(6,708)	(10,153)
Interest income	345	426	438	461
Income tax (provision) benefit	(691)	(255)	(292)	240

Net income (loss)	$1,030	$(7)	$287	$(863)

Per share (basic & diluted)	$.02	$—	$.01	$(.02)

Average number of shares outstanding	41,500	41,500	41,500	41,500

An impairment loss of $1,876,171 was recorded in the fourth quarter of 2007 relating to the decreased value of the Kiana field in the Cooper Basin ($984,171) and the decreased value of exploration rights ($892,000). See Note 3 for further discussion.

13.	Supplementary Oil and Gas Disclosure (Unaudited and Restated)

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

Estimated Net Quantities of Proved and Proved Developed Oil and Gas Reserves:

	Natural Gas		Oil
	(Bcf)		(1,000 Bbls)
Proved Reserves:	Australia*	Canada	Australia

June 30, 2005	25.284	.121	487

Extensions and discoveries	—	.035	71
Revision of previous estimates	(.142)	—	406
Purchase of reserves	—	—	—
Production	(5.706)	(.070)	(154)

June 30, 2006	19.436	.086	810

Extensions and discoveries	—	.067	218
Revision of previous estimates	.014	—	(127)
Purchase of reserves	—	—	—
Production	(5.978)	(.093)	(179)

June 30, 2007	13.472	.060	722

Extensions and discoveries	—	.087	141
Revision of previous estimates	(.652)	—	125
Purchase of reserves	—	—	—
Production	(5.707)	(.077)	(210)

June 30, 2008	7.113	.070	778

Proved Developed Reserves:
June 30, 2005	25.284	.121	487

June 30, 2006	19.436	.086	327

June 30, 2007	13.472	.060	347

June 30, 2008	7.113	.070	520

*	The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts and are net of royalties. There were no minority interests at June 30, 2006, 2007 or 2008. Approximately 44.9% of reserves were attributable to minority interests at June 30, 2005.

Costs of Oil and Gas Activities (In thousands):

	Australia
	Exploration	Development		Acquisition
Fiscal Year	Costs(1)	Costs(2)		Costs

2008	3,810	1,200		—
2007	5,250	20,067		—
2006	3,284	(2,842	)(3)	—

(1)	These costs have been expensed.

(2)	These costs have been capitalized.

(3)	Development costs include the net increase or decrease in development related assets. The decrease in the Australian exchange rate caused a foreign translation loss in excess of costs incurred.

Capitalized Costs Subject to Depletion, Depreciation and Amortization (DD&A) (In thousands):

	June 30,
Australia	2008	2007

Costs subject to DD&A	$131,726	$105,874
Costs not subject to DD&A	6,831	14,860
Less accumulated DD&A	(111,131)	(81,242)

Net capitalized costs	$27,426	$39,492

Discounted Future Net Cash Flows:

The misapplication of reserve information discussed in Note 12 for a group of new wells which principally began production in the current fiscal year also affected the unaudited Supplementary Oil and Gas Disclosure that was presented in Note 14 to the consolidated financial statements included in the Company’s 2007 Form 10-K. The restated discounted future net cash flows is presented below and includes the restatement reduction of $4,460,000.

The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2008. There were no minority interests at June 30, 2006 or June 30, 2007.

	Australia
	2008	2007	2006
	Restated

Future cash inflows	$147,581	$125,333	$161,788
Future production costs	(62,027)	(52,994)	(33,814)
Future development costs	(21,263)	(14,036)	(16,196)
Future income tax expense	(12,823)	(14,018)	(28,900)

Future net cash flows	51,468	44,285	82,878
10% annual discount for estimating timing of cash flows	(6,532)	(10,437)	(12,680)

Standardized measures of discounted future net cash flows	$44,936	$33,848	$70,198

	Canada
	2008	2007	2006

Future cash inflows	$380	$184	$332
Future production costs	(129)	(88)	(74)
Future development costs	—	—	—
Future income tax expense	(63)	(24)	(65)

Future net cash flows	188	72	193
10% annual discount for estimating timing of cash flows	(6)	(7)	(4)

Standardized measures of discounted future net cash flows	$182	$65	$189

	Total
	2008	2007	2006
	Restated

Future cash inflows	$147,961	$125,517	$162,120
Future production costs	(62,156)	(53,082)	(33,888)
Future development costs	(21,263)	(14,036)	(16,196)
Future income tax expense	(12,886)	(14,042)	(28,965)

Future net cash flows	51,656	44,357	83,071
10% annual discount for estimating timing of cash flows	(6,538)	(10,444)	(12,684)

Standardized measures of discounted future net cash flows	$45,118	$33,913	$70,387

The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands):

	2008	2007	2006
	Restated

Net change in prices and production costs	$41,125	$(66,738)	$69,970
Extensions and discoveries	—	—	2,714
Revision of previous quantity estimates	(1,351)	14,996	1,037
Changes in estimated future development costs	(5,015)	7,144	(4,999)
Sales and transfers of oil and gas produced	(30,637)	(20,660)	(16,462)
Previously estimated development cost incurred during the period	(696)	(179)	(438)
Accretion of discount	1,917	8,838	7,017
Net change in income taxes	331	15,577	(17,025)
Net change in exchange rate	5,531	4,548	(3,060)

	$11,205	$(36,474)	$38,754

Additional Information Regarding Discounted Future Net Cash Flows:

Australia

Reserves — Natural Gas

Future net cash flows from net proved gas reserves in Australia were based on MPAL’s share of reserves in the Palm Valley and Mereenie fields. Reserves in the Mereenie field were limited to the quantities of gas committed to specific contract and the ability of the field to deliver the gas in the contract years. Reserves in the Palm valley field were based upon the quantities of gas committed to the contract and estimated sales subsequent to the contract date. Gas prices are computed on the prices set forth in the respective gas sales contracts at June 30, 2008 and estimated future prices for Palm Valley subsequent to the contract date.

Reserves and Costs — Oil

At June 30, 2008, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2008. All of the crude oil reserves are developed reserves. Undeveloped proved reserves have not been estimated since there are only tentative plans to drill additional wells.

Income Taxes

Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect on unrecouped capital expenditures of approximately A.$26,145,000, A.$29,167,000 and A.$23,976,000 at June 30, 2008, 2007 and 2006 respectively. The tax rate used in computing Australian future income tax expense was 30%.

Canada

Reserves and Costs

Future net cash flows from net proved gas reserves in Canada were based on the Company’s share of reserves in the Kotaneelee gas field which was prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., Calgary, Canada. The estimates were based on the selling price of gas Can. $9.61 at June 30, 2008 (Can. $6.28 — 2007) and estimated future production and development costs at June 30, 2008.

Results of Operations

The following are the Company’s results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2008:

	Americas			Australia/New Zealand/United Kingdom
	2008	2007	2006	2008		2007		2006

Revenues:
Oil sales	$—	$—	$—		$19,786		$11,922		$10,616
Gas sales	233	130	32		18,290		16,267		14,028
Other production income	—	—	—		2,586		2,356		1,886

Total revenues	233	130	32		40,662		30,545		26,530

Costs:
Production costs	—	—	—		8,866		6,965		8,220
Depletion, exploratory and dry hole costs	—	—	5		21,222		16,105		9,391

Total costs	—	—	5		30,088		23,070		17,611

Income before taxes and minority interest	233	130	27		10,574		7,475		8,919
Income tax provision*	(58)	(33)	(7)		(3,172)		(2,242)		(2,676)

Income before minority interests	175	97	20		7,402		5,233		6,243
Minority interests**	—	—	—		—		—		(2,491)

Net income from operations	$175	$97	$20		$7,402		$5,233		$3,752

Depletion per unit of production	$—	$—	$—	A.$	14.66	A. $	7.44	A. $	6.71

*	Income tax provision used for Australia is based on a rate of 30%. Americas 25% is due to a 25% Canadian withholding tax on Kotaneelee gas sales.

**	Effective minority interest for 2006 was 39.9%.

Item 9. —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of June 30, 2008. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rule 13a-15(f) adopted under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

In order to achieve timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002, in 2005 the Company initiated a process to document and evaluate and test its internal controls over financial reporting. In 2005, the Company engaged two consulting firms to assist management with documenting, evaluating and strengthening the Company’s internal controls in the United States and the related internal controls maintained by the Company’s Australian subsidiary, Magellan Petroleum Australia Limited, with the objective of full compliance with the Sarbanes-Oxley Act of 2002. Because the Company is a “non-accelerated filer” under the Exchange Act, this Item 9A sets forth the first report of management on the Company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as follows:

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Other than as described in this paragraph, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s fiscal year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As part of the Company’s annual financial close and reporting process, the misapplication of reserve data in the calculation of depletion expense was discovered by management (see Note 12 of Item 8). Since MPAL’s calculation of depletion ratios used in their local reporting under Australian International Financial Reporting Standards have been harmonized with generally accepted accounting standards in the United States in the fourth quarter of fiscal 2008 and since the depletion ratios will be independently calculated and compared by both MPAL and MPC management, the likelihood of a similar error occurring in the future is considered to be remote. The harmonization of the depletion calculation, which was undertaken to promote efficiency in the financial close and reporting process, and the independent calculations described above materially affected and improved the Company’s internal controls over financial reporting.

Item 9B.	Other Information

The Company has entered into an amended and restated employment agreement, effective as of September 28, 2008, with Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial/Accounting Officer. The principal purpose of the Amended and Restated Agreement is to conform them to the substantive and procedural requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The terms of the Amended and Restated Agreement are substantially identical to Mr. Samela’ prior agreement. A description of the material terms of the officers’ prior agreements was included in the proxy statement dated October 28, 2007, under the heading “Employment Agreements with Executive Officers,” which description is hereby incorporated herein by reference.

In order to conform to Section 409A’s requirements, Mr. Samela’s Employment Agreement was revised to provide that 1) generally, payments made to Mr. Samela following a separation from service from the Company are delayed for a period of six months following such separation; 2) cash payments have been substituted for continuation of various benefits following Mr. Samela’ separation from service from the Company. A copy of Mr. Samela’s Amended and Restated Employment Agreement is attached hereto as Exhibit 10(p), and is hereby incorporated herein by reference.

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about October 26, 2008. Certain information concerning the executive officers of the Company is included as Item 10 of this report.

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a list of the executive officers of the Company:

			Length of Service	Other Positions Held
Name	Age	Office Held	as an Officer	with Company

Daniel J. Samela	60	President and Chief Financial Officer	Since 2004	Treasurer
T. Gwynn Davies	62	General Manager — MPAL	Since 2001	None

For further information regarding the executive officers see the Company’s Proxy Statement to be filed with the SEC on or about October 26, 2008.

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s existing equity compensation plan as of June 30, 2008.

Number of Securities
Remaining Available for
	Number of Securities	Weighted Average	Issuance Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants and	Warrants and Rights	Reflected in Column (a))
Plan Category	Rights (a) (#)	(b)($)	(c) (#)

Equity compensation plans approved by security holders	530,000	$1.51	295,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

(l) Form of Agreement pursuant to Article SIXTEENTH of the Company’s Certificate of Incorporation and the applicable By-Law to indemnify the Company’s directors and officers is filed herewith.

(m) 1998 Stock Option Plan, filed as Exhibit 4(a) to Form S-8 Registration Statement on January 14, 1999, filed as Exhibit 10(m) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

(n) First Amendment to the 1998 Stock Option Plan dated October 24, 2007 is filed herewith.

(o) 1989 Stock Option Plan filed as Exhibit O to Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 001-5507) is incorporated herein by reference.

(p) Amended and Restated Employment Agreement between Daniel J. Samela and Magellan Petroleum Corporation effective September 28, 2008 is filed herewith.

(q) Palm Valley Renewal of Petroleum Lease dated November 6, 2003, filed as Exhibit 10 (s) to Annual Report on Form 10-K for the year ended June 30, 2005, is incorporated herein by reference.

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

Dated: September 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel J. Samela Daniel J. Samela	President, Chief Executive Officer, Chief Financial and Accounting Officer	Dated: September 25, 2008

/s/ Donald V. Basso Donald V. Basso	Director	Dated: September 25, 2008

/s/ Timothy L. Largay Timothy L. Largay	Director	Dated: September 25, 2008

/s/ Robert Mollah Robert Mollah	Director	Dated: September 25, 2008

/s/ Walter Mccann Walter Mccann	Director	Dated: September 25, 2008

/s/ Ronald P. Pettirossi Ronald P. Pettirossi	Director	Dated: September 25, 2008

INDEX TO EXHIBITS

10(l)	Form of Indemnification Agreement with the Company’s officers and directors.
10(n)	First Amendment to the 1998 Stock Option Plan dated October 24, 2007.
10(p)	Amended and Restated Employment Agreement between the Company and Daniel J. Samela, effective September 28, 2008.
21.	Subsidiaries of the Registrant.
23.	1. Consent of Deloitte & Touche LLP
2. Consent of Paddock Lindstrom & Associates, Ltd.
31.	Rule 13a-14(a) Certifications.
32.	Section 1350 Certifications.