Form 10-Q/A
period 2007-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2008-10-23
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Amendment No. 1)
FORM 10-Q/A
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

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
SEPTEMBER 30, 2007
IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/A
Explanatory Note
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 is being filed solely to provide revised disclosure regarding the Company’s recording of depletion expense in 1) the financial statement and related footnotes, 2) management’s discussion and analysis of financial condition and results of operations, and 3) quantitative and qualitative disclosure about market risk.
     As discussed in Note 8 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q/A, subsequent to the issuance of the Company’s Form 10-Q for the period ended September 30, 2007, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the period ended September 30, 2007 was understated by $1,247,108. The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A. The effects of the restatement on the previously reported Consolidated Statements of Operations for the three months ended September 30, 2007, Consolidated Balance Sheet as of September 30, 2007 and the Consolidated Statement of Cash Flows for the three months ended September 30, 2007 are presented in Note 8.
     For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q. However, this Form 10-Q/A amends and restates only portions of Part I, Items 1, 2, 3 and 4. No other Items of the filing have been amended or revised. In addition, no information in this Form 10-Q/A has been updated for any subsequent events occurring after November 14, 2007, the date of the original filing.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2007	2007
	(UNAUDITED)	(NOTE)
	(As restated, see
	Note 8)
ASSETS
Current assets:
Cash and cash equivalents	$27,985,199	$28,470,448
Accounts receivable — Trade (net of allowance for doubtful accounts of $77,134 and $69,658 at September 30 and June 30, 2007, respectively)	6,729,394	5,044,258
Marketable securities	2,891,245	2,974,280
Inventories	727,028	702,356
Other assets	290,702	378,808

Total current assets	38,623,568	37,570,150

Deferred income taxes	2,102,868	2,300,830
Marketable securities	1,000,000	1,403,987
Property and equipment, net:
Oil and gas properties (successful efforts method)	126,026,776	120,734,449
Land, buildings and equipment	2,963,178	2,846,433
Field equipment	950,696	912,396

	129,940,650	124,493,278
Less accumulated depletion, depreciation and amortization	(92,105,296)	(84,172,522)

Net property and equipment	37,835,354	40,320,756

Goodwill	4,020,706	4,020,706

Total assets	$83,582,496	$85,616,429

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,520,644	$5,313,653
Accounts payable-working interest partners	183,383	222,883
Accrued liabilities	1,698,645	1,382,320
Income taxes payable	1,110,750	1,647,137

Total current liabilities	4,513,422	8,565,993

Long term liabilities:
Deferred income taxes	3,225,726	3,518,990
Other long term liabilities	34,120	100,578
Asset retirement obligations	10,003,407	9,456,088

Total long term liabilities	13,263,253	13,075,656

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares Outstanding 41,500,325 and 41,500,325 shares	415,001	415,001
Capital in excess of par value	73,153,002	73,153,002
Accumulated deficit	(14,440,295)	(13,965,849)
Accumulated other comprehensive income	6,678,113	4,372,626

Total stockholders’ equity	65,805,821	63,974,780

Total liabilities and stockholders’ equity	$83,582,496	$85,616,429

Note: The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(As restated,
	see Note 8)
REVENUES:
Oil sales	$4,732,820	$2,925,514
Gas sales	3,989,184	3,403,398
Other production related revenues	599,929	494,252

Total revenues	9,321,933	6,823,164

COSTS AND EXPENSES:
Production costs	2,098,026	1,791,139
Exploratory and dry hole costs	2,013,474	431,983
Salaries and employee benefits	444,509	315,130
Depletion, depreciation and amortization	4,408,364	2,001,952
Auditing, accounting and legal services	237,051	175,805
Accretion expense	170,208	131,767
Shareholder communications	47,066	76,547
Gain on sale of field equipment	(9,653)	—
Other administrative expenses	869,913	522,612

Total costs and expenses	10,278,958	5,446,935

Operating (loss) income	(957,025)	1,376,229
Interest income	489,217	345,121

(Loss) income before income taxes	(467,808)	1,721,350
Income tax provision	(6,638)	(691,213)

Net (loss) income	$(474,446)	$1,030,137

Average number of shares:
Basic	41,500,138	41,500,138

Diluted	41,500,138	41,500,138

Net (loss) income per share (basic and diluted)	$(0.01)	$0.02

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(As restated,
	see Note 8)
OPERATING ACTIVITIES:
Net (loss) income	$(474,446)	$1,030,137
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of field equipment	(9,653)	—
Depletion, depreciation and amortization	4,408,364	2,001,952
Accretion expense	170,208	131,767
Deferred income taxes	(7,890)	884,826
Stock option expense	—	1,238
Exploration and dry hole costs	2,013,474	386,875
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(1,433,939)	219,553
Other assets	88,106	39,171
Inventories	5,329	(113,148)
Accounts payable and accrued liabilities	(3,182,900)	(19,428)
Income taxes payable	(589,618)	(335)

Net cash provided by operating activities	987,035	4,562,608
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	9,653	—
Additions to property and equipment	(1,386,371)	(1,280,597)
Oil and gas exploration activities	(2,013,474)	(386,875)
Marketable securities matured	737,769	149,991
Marketable securities purchased	(250,747)	(969,645)

Net cash used in investing activities	(2,903,170)	(2,487,126)

FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	1,430,886	1,109,978

Net increase in cash and cash equivalents	(485,249)	3,185,460
Cash and cash equivalents at beginning of period	28,470,448	21,882,882

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,985,199	$25,068,342

Cash Payments:
Income taxes	615,388	—
Interest	—	—
     Supplemental Schedule of Non-cash Investing and Financing Activities:
     At September 30, 2007 and 2006, accounts payable included $872,847 and $989,004 of payables related to property and equipment.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
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
Note 2. Comprehensive Income
     Total comprehensive income during the three month periods ended September 30, 2007 and 2006 was as follows:

			ACCUMULATED
	THREE MONTHS ENDED		OTHER
	SEPTEMBER 30,		COMPREHENSIVE
	2007	2006	INCOME
Balance at June 30, 2007			$4,372,626
Net (loss) income	$(474,446)	$1,030,137
Foreign currency translation adjustments	2,305,487	1,275,955	2,305,487

Total comprehensive income	$1,831,041	$2,306,092

Balance at September 30, 2007			$6,678,113

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
     Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Revenues:
MPC	$59	$1
MPAL	9,263	6,822

Total consolidated revenues	$9,322	$6,823

Net (loss) income:
MPC	$(489)	$(424)
MPAL	15	1,454

Consolidated net (loss) income	$(474)	$1,030

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
Note 8. Restatement of Financial Information
     Subsequent to the issuance of the consolidated financial statements for the period ended September 30, 2007, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the period ended September 30, 2007 was understated by $1,247,108. As a result, the consolidated financial statements for the period ended September 30, 2007 have been restated. The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A.
     The following is a summary of the effect of the restatement on the originally issued Consolidated Statements of Operations for the three months ended September 30, 2007, Consolidated Balance Sheet as of September 30, 2007 and Consolidated Statement of Cash Flows for the three months ended September 30, 2007:

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	September 30, 2007
	3 months
	As Previously
	Reported	As Restated

Depletion, depreciation and amortization	$3,161,256	$4,408,364
Total costs and expenses	9,031,850	10,278,958
Operating income (loss)	290,083	(957,025)
Income (loss) before income taxes	779,300	(467,808)
Income tax provision	(380,770)	(6,638)
Net income (loss)	398,530	(474,446)
Per share (basic & diluted)	$0.01	$(0.01)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2007
	As Previously
	Reported	As Restated

Deferred income tax asset	$1,736,651	$2,102,868
Accumulated depletion, depreciation and amortization	(90,815,121)	(92,105,296)
Net property and equipment	39,125,529	37,835,354
Total assets	84,506,454	83,582,496

Deferred income tax liability	3,246,562	3,225,726
Total long term liabilities	13,284,089	13,263,253
Accumulated deficit	(13,567,319)	(14,440,295)
Accumulated other comprehensive income	6,708,259	6,678,113
Total stockholders’ equity	66,708,943	65,805,821
Total liabilities and stockholders’ equity	84,506,454	83,582,496
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	September 30, 2007
	As Previously
	Reported	As Restated

Net income (loss)	$398,530	$(474,446)
Depletion, depreciation and amortization	3,161,256	4,408,364
Deferred income taxes	366,242	(7,890)
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT
     As discussed in Note 8 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q/A, subsequent to the issuance of the Company’s Form 10-Q for the period ended September 30, 2007, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the period ended September 30, 2007 was understated by $1,247,108. The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A. The effects of the restatement on the previously reported Consolidated Statements of Operations for the three months ended September 30, 2007, Consolidated Balance Sheet as of September 30, 2007 and the Consolidated Statement of Cash Flows for the three months ended September 30, 2007 are presented in Note 8.
     Management’s Discussion and Analysis has been revised for the effects of the restatement.

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
     The Company invested $3,399,845 and $1,667,472 in oil and gas exploration activities, which includes additions to property and equipment, during the three months ended September 30, 2007 and 2006, respectively. The increase was due to increased oil and gas exploration activities for the three months ended September 30, 2007. The Company continues to invest in exploratory projects that result in exploratory and dry hole expenses in the consolidated financial statements.
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
     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 120% to $4,408,364 in 2007 from $2,001,952 in 2006. This increase was mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 ($514,000), and increased depletion in the Nockatunga project due to increased production and expenditures ($718,000) as ten new wells were tied into production and the 12% increase in the exchange rate described below.
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
INCOME TAXES
     INCOME TAX PROVISION DECREASED in 2007 to $6,638 from $691,213 in 2006 as a result of a decrease in income before taxes. The components of the income tax (in thousands) between MPC and MPAL are as follows:

	2007	2006
(Loss) income before income taxes	$(468)	$1,721

Tax at 30%	(140)	516
MPC’s non Australian loss	142	126
Non-taxable Australian revenue	(62)	(84)
Depletion on step up basis — oil & gas properties	—	128
Other permanent differences	52	5

Australian income tax (benefit) provision	(8)	691
MPC income tax provision(a)	15	—

Consolidated income tax provision	$7	$691

	2007	2006
Current income tax provision	$15	$39
Deferred income tax provision	(8)	652

Income tax provision	$7	$691

Effective tax rate	(15%)	40%

(a)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.
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
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8787 at September 30, 2007 compared to a value of $.8433 at June 30, 2007. This resulted in a $2,305,487 credit to the foreign currency translation adjustments account for the three months ended September 30, 2007. The average exchange rate used to translate

MPAL’s operations in Australia was $.8477 for the quarter ended September 30, 2007, which was a 12% increase compared to the $.7571 rate for the quarter ended September 30, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company does not have any significant exposure to market risk, other than as previously discussed regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 2007, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $31.9 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $932,000 and $1,028,000, for the three months ended September 30, 2007, respectively. For the three months period ended September 30, 2007, oil sales represented approximately 54% of production revenues. Based on the current three month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $473,000. Gas sales, which represented approximately 46% of production revenues in the current three months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended September 30, 2007.
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
     However, as part of the Company’s annual financial close and reporting process for the June 30, 2008 year end, the misapplication of the reserve data in the calculation of depletion expense was discovered by management (see Note 8 of Item 1). MPAL’s calculation of depletion ratios used in their local reporting under Australian International Financial Reporting Standards were harmonized with generally accepted accounting standards in the United States in the fourth quarter of fiscal 2008 and since the depletion ratios will be independently calculated and compared by both MPAL and MPC management, the likelihood of a similar error occurring in the future is considered to be remote. The harmonization of the depletion calculation, which was undertaken to promote efficiency in the financial close and reporting process, and the independent calculations described above materially affected and improved the Company’s internal controls over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
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

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
SEPTEMBER 30, 2007
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to quarterly report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION Registrant
Date: October 23, 2008	By	/s/ Daniel J. Samela
Daniel J. Samela, President and Chief Executive Officer,
Chief Financial and Accounting Officer