Form 10-Q/A
period 2007-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2008-10-23
CIK 61398

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
FORM 10-Q/A
December 31, 2007
IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/A
Explanatory Note
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2007 is being filed solely to provide revised disclosure regarding the Company’s recording of depletion expense in 1) the financial statement and related footnotes, 2) management’s discussion and analysis of financial condition and results of operations, and 3) quantitative and qualitative disclosure about market risk.
     As discussed in Note 8 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q/A, subsequent to the issuance of the Company’s Form 10-Q for the period ended December 31, 2007, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the three and six-month periods ended December 31, 2007 was understated by $1,569,466 and $2,816,574, respectively. The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A. The effects of the restatement on the previously reported Consolidated Statements of Operations for the three and six months ended December 31, 2007, Consolidated Balance Sheet as of December 31, 2007 and Consolidated Statement of Cash Flows for the six months ended December 31, 2007 are presented in Note 8.
     For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q. However, this Form 10-Q/A amends and restates only portions of Part I, Items 1, 2, 3 and 4. No other Items of the filing have been amended or revised. In addition, no information in this Form 10-Q/A has been updated for any subsequent events occurring after February 13, 2008, the date of the original filing.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	JUNE 30,
	2007	2007
	(UNAUDITED)	(NOTE)
	(As Restated, See
	Note 8)
ASSETS
Current assets:
Cash and cash equivalents	$30,232,678	$28,470,448
Accounts receivable — Trade (net of allowance for doubtful accounts of $81,500 and $69,658 at December 31 and June 30, 2007, respectively)	8,620,669	5,044,258
Accounts receivable-working interest partners	350,269	—
Marketable securities	2,404,507	2,974,280
Inventories	1,096,024	702,356
Other assets	260,832	378,808

Total current assets	42,964,979	37,570,150

Deferred income taxes	2,130,501	2,300,830
Marketable securities	1,000,000	1,403,987
Property and equipment, net:
Oil and gas properties (successful efforts method)	126,296,515	120,734,449
Land, buildings and equipment	2,983,336	2,846,433
Field equipment	948,532	912,396

	130,228,383	124,493,278
Less accumulated depletion, depreciation and amortization	(96,232,203)	(84,172,522)

Net property and equipment	33,996,180	40,320,756

Goodwill	4,020,706	4,020,706

Total assets	$84,112,366	$85,616,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,425,177	$5,313,653
Accounts payable-working interest partners	—	222,883
Accrued liabilities	1,566,905	1,382,320
Income taxes payable	12,068,510	1,647,137

Total current liabilities	16,060,592	8,565,993

Long term liabilities:
Deferred income taxes	2,927,294	3,518,990
Other long term liabilities	39,593	100,578
Asset retirement obligations	10,222,099	9,456,088

Total long term liabilities	13,188,986	13,075,656

Commitments	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares, outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,153,002	73,153,002
Accumulated deficit	(25,220,404)	(13,965,849)
Accumulated other comprehensive income	6,515,189	4,372,626

Total stockholders’ equity	54,862,788	63,974,780

Total liabilities and stockholders’ equity	$84,112,366	$85,616,429

Note: The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2007	2006	2007	2006
	(As restated, see		(As restated, see
	Note 8)		Note 8)
REVENUES:
Oil sales	$4,887,721	$3,227,393	$9,620,541	$6,152,907
Gas sales	4,772,980	4,490,952	8,762,164	7,894,350
Other production related revenues	713,280	695,740	1,313,209	1,189,992

Total revenues	10,373,981	8,414,085	19,695,914	15,237,249

COSTS AND EXPENSES:
Production costs	2,525,231	1,806,267	4,623,257	3,597,406
Exploration and dry hole costs	724,117	2,541,280	2,737,591	2,973,263
Salaries and employee benefits	375,840	394,972	820,349	710,102
Depletion, depreciation and amortization	4,365,856	2,762,867	8,774,220	4,764,819
Auditing, accounting and legal services	321,052	148,204	558,103	324,009
Accretion expense	176,180	134,413	346,388	266,179
Shareholder communications	154,222	159,342	201,288	235,890
Gain on sale of field equipment	(17,304)	—	(26,957)	—
Other administrative expenses	771,732	644,969	1,641,645	1,167,581

Total costs and expenses	9,396,926	8,592,314	19,675,884	14,039,249

Operating income (loss)	977,055	(178,229)	20,030	1,198,000
Interest income	569,862	425,793	1,059,079	770,913

Income before income taxes	1,546,917	247,564	1,079,109	1,968,913
Income tax provision	(12,327,026)	(255,471)	(12,333,664)	(946,684)

NET (LOSS) INCOME	(10,780,109)	(7,907)	(11,254,555)	1,022,229

Average number of shares outstanding
Basic	41,500,325	41,500,325	41,500,325	41,500,325

Diluted	41,500,325	41,500,325	41,500,325	41,500,325

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)	$(0.26)	$(0.00)	$(0.27)	$0.02

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	DECEMBER 31,
	2007	2006
	(As restated, see
	Note 8)
OPERATING ACTIVITIES:
Net (loss) income	$(11,254,555)	$1,022,229
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of field equipment	(26,957)	—
Depletion, depreciation and amortization	8,774,220	4,764,819
Accretion expense	346,388	266,179
Deferred income taxes	(324,744)	1,180,020
Stock option expense	—	4,950
Exploration and dry hole costs	2,685,371	2,861,197
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(3,290,960)	(1,234,337)
Other assets	117,976	61,748
Inventories	(358,054)	26,709
Accounts payable and accrued liabilities	(3,376,192)	(600,474)
Income taxes payable	10,360,482	(469,226)

Net cash provided by operating activities	3,652,975	7,883,814
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	26,957	—
Additions to property and equipment	(1,401,692)	(429,874)
Oil and gas exploration activities	(2,685,371)	(2,861,197)
Marketable securities matured	1,474,988	539,675
Marketable securities purchased	(501,228)	(385,347)

Net cash used in investing activities	(3,086,346)	(3,136,743)

FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	1,195,601	2,422,556

Net increase in cash and cash equivalents	1,762,230	7,169,627
Cash and cash equivalents at beginning of period	28,470,448	21,882,882

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,232,678	$29,052,509

Cash Payments:
Income taxes	2,297,926	487,312
Interest	—
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
Note 2. Comprehensive Income (Loss)
     Total comprehensive income (loss) during the three and six month periods ended December 31, 2007 and 2006 was as follows:

					ACCUMULATED
	THREE MONTHS ENDED		SIX MONTHS ENDED		OTHER
	DECEMBER 31,		DECEMBER 31,		COMPREHENSIVE
	2007	2006	2007	2006	(INCOME)LOSS
Balance at June 30, 2007					$4,372,626
Net (loss) income	$(10,780,109)	$(7,907)	$(11,254,555)	$1,022,229
Foreign currency translation adjustments	(162,924)	2,510,633	2,142,563	3,786,588	2,142,563

Total comprehensive (loss) income	$(10,943,033)	$2,502,726	$(9,111,992)	$4,808,817

Balance at December 31, 2007					$6,515,189

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
     Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2007	2006	2007	2006
Revenues:
MPC	$31	$—	$91	$1
MPAL	10,343	8,414	19,605	15,236

Total consolidated revenues	$10,374	$8,414	$19,696	$15,237

Net (loss) income:
MPC	$(655)	$(432)	$(1,144)	$(855)
MPAL	(10,125)	424	(10,111)	1,877

Consolidated net (loss) income	$(10,780)	$(8)	$(11,255)	$1,022

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

Note 7. Income Taxes
     As previously disclosed, the Australian Taxation Office (“ATO”) conducted an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005. The ATO audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of this audit, the ATO in August, 2007 issued “position papers” which set forth its opinions that these previous deductions should be disallowed, resulting in additional income taxes being payable by MPAL and its subsidiaries. In the position papers, the ATO sets out its legal basis for its conclusions. The ATO indicated in its position papers that the increase in taxes arising from its proposed positions would be (Aus.) $13,392,460 plus possible interest and penalties, which could have exceeded the amount of the increased taxes asserted by the ATO.
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
     The components of the income tax (in thousands) between MPC and MPAL are as follows:

	3 MONTHS ENDED		6 MONTHS ENDED
	DECEMBER 31		DECEMBER 31
	2007	2006	2007	2006

Income before income taxes	$1,547	$248	$1,079	$1,969

Tax at 30%	464	74	324	591
MPC’s non Australian loss	195	129	337	257
Non-taxable Australian revenue	(162)	(114)	(225)	(199)
Depletion on step up basis — oil & gas properties	—	165	19	293
Other permanent differences	10	2	11	5
ATO assessment of prior year taxes, net of interest expense benefit	11,706	—	11,706	—
Increase in valuation reserve for foreign (UK) exploration expenditures	107	—	140	—

Australian income tax provision	12,320	256	12,312	947
MPC income tax provision(a)	7	—	22	—

Consolidated income tax provision	$12,327	$256	$12,334	$947

Current income tax provision	$12,644	$19	$12,659	$889
Deferred income tax (benefit) provision	(317)	237	(325)	58

Income tax provision	$12,327	$256	$12,334	$947

Effective tax rate	416%	103%	114%	48%

(a)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds.
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
Note 8. Restatement of Financial Information
     Subsequent to the issuance of the consolidated financial statements for the period ended December 31, 2007, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the three and six-month period ended December 31, 2007 was understated by $1,569,466 and $2,816,574, respectively. As a result, the consolidated financial statements for the period ended December 31, 2007 have been restated. The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A.
     The following is a summary of the effect of the restatement on the originally issued Consolidated Statements of Operations for the three and six months ended December 31, 2007, Consolidated Balance Sheet as of December 31, 2007 and Consolidated Statement of Cash Flows for the six months ended December 31, 2007:
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	December 31, 2007
	3 months		6 months
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Depletion, depreciation and amortization	$2,796,390	$4,365,856	$5,957,646	$8,774,220
Total costs and expenses	7,827,460	9,396,926	16,859,310	19,675,884
Operating income	2,546,521	977,055	2,836,604	20,030
Income before income taxes	3,116,383	1,546,917	3,895,683	1,079,109
Income tax provision	(12,797,866)	(12,327,026)	(13,178,636)	(12,333,664)
Net (loss)	(9,681,483)	(10,780,109)	(9,282,953)	(11,254,555)
Per share (basic & diluted)	$(0.23)	$(0.26)	$(0.22)	$(0.27)

CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31, 2007
	As Previously Reported	As Restated

Deferred income tax asset	$1,330,021	$2,130,501
Accumulated depletion, depreciation and amortization	(93,397,178)	(96,232,203)
Net property and equipment	36,831,205	33,996,180
Total assets	86,146,911	84,112,366

Deferred income tax liability	2,977,321	2,927,294
Total long term liabilities	13,239,013	13,188,986
Accumulated deficit	(23,248,802)	(25,220,404)
Accumulated other comprehensive income	6,528,105	6,515,189
Total stockholders’ equity	56,847,306	54,862,788
Total liabilities and stockholders’ equity	86,146,911	84,112,366
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	December 31, 2007
	As Previously Reported	As Restated

Net loss	$(9,282,953)	$(11,254,555)
Depletion, depreciation and amortization	5,957,646	8,774,220
Deferred income taxes	520,228	(324,744)
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT
     As discussed in Note 8 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q/A, subsequent to the issuance of the Company’s Form 10-Q for the period ended December 31, 2007, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the three and six-month period ended December 31, 2007 was understated by $1,569,466 and $2,816,574, respectively. The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A. The effects of the restatement on the previously reported Consolidated Statements of Operations for the three and six months ended December 31, 2007, Consolidated Balance Sheet as of December 31, 2007 and Consolidated Statement of Cash Flows for the six months ended December 31, 2007 are presented in Note 8.
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
     Net cash provided by operations was $3,652,975 in 2007 versus $7,883,814 in 2006. The decrease in cash provided by operations is primarily due to the decrease in net income as a result of recording a tax provision for the ATO settlement (see Note 7) offset by the related increase in income taxes payable, an increase in accounts receivable of 2,056,623 relating to oil sales from the Nockatunga wells and a decrease in accounts payable of $2,775,718 due to the payment of Company’s joint venture liabilities related to the Nockatunga project.
     The Company invested $4,087,063 and $3,291,071, which includes additions to property and equipment, in oil and gas exploration activities during the six months ended December 31, 2007 and 2006, respectively. The increase was due to a decrease in construction payables and an increase in the exchange rate discussed below.
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
As to MPAL
     At December 31, 2007, MPAL had working capital of approximately $24.9 million. MPAL has budgeted approximately (Aus.) $7.2 million for specific exploration projects in fiscal year 2008 as compared to (Aus) $2.6 million expended in the six months ended December 31, 2007. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire in January, 2012 and June, 2009, respectively. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. The Producers (MPAL and Santos) are actively pursuing gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin. While opportunities exist to contract additional gas sales in the Northern Territory market after these dates, there is strong competition within the market and there are no assurances that the Amadeus producers will be able to contract for the sale of the remaining uncontracted reserves.
     As previously disclosed, MPAL settled with the ATO for (AUS) $14,641,994 (US$12,836,636) (See Note 7 to the financial statements). As in the past, MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.
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
     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 58% to $4,365,856 in 2007 from $2,762,867 in 2006. This increase was mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006, the 15.6% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley projects due to lower depletable costs.
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
     INCOME TAX PROVISION INCREASED in 2007 to $12,327,026 from $255,471 in 2006. This is mostly due to the $12,836,636 tax settlement agreed to by MPAL with the ATO regarding amended assessments for MPAL’s prior years’ Australian taxes. (See Note 7).

EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.8767 at December 31, 2007 compared to a value of $.8787 at September 30, 2007. This resulted in a $162,924 debit to the foreign currency translation adjustments account for the three months ended December 31, 2007. The average exchange rate used to translate MPAL’s operations in Australia was $.8899 for the quarter ended December 31, 2007, which was a 15.6% increase compared to the $.7700 rate for the quarter ended December 31, 2006.
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
     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 84% to $8,774,220 in 2007from $4,764,819 in 2006. This increase was mostly due to the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006, increased depletion in the Nockatunga project due to increased production and expenditures, the 13.8% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley projects due to lower depletable costs.
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
     OTHER ADMINISTRATIVE EXPENSES INCREASED 41% to $1,641,645 in 2007from $1,167,581 in 2006. This is due mostly to increased consulting costs related to the ATO audit and settlement and the 13.8% increase in the exchange rate described below.
     INCOME TAX PROVISION INCREASED in 2007 to $12,333,664 from $946,684 in 2006. This is mostly due to the $12,836,636 tax settlement agreed to by MPAL with the ATO regarding amended assessments for MPAL’s prior years’ Australian taxes (see Note 7).
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8767 at December 31, 2007 compared to a value of $.8433 at June 30, 2007. This resulted in a $2,142,563 credit to the foreign currency translation adjustments account for the six months ended December, 2007. The average exchange rate used to translate MPAL’s operations in Australia was $.8688 for the six month period ended December 31, 2007, which was a 13.8% increase compared to the $.7636 rate for the six month period ended December 31, 2006.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. At December 31, 2007, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $33.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. Marketable securities have not been impacted by the US credit crisis. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $1,970,000 and $1,968,000, for the six months ended December 31, 2007, respectively. For the six month period ended December 31, 2007, oil sales represented approximately 52% of production revenues. Based on the current six month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $962,000. Gas sales, which represented approximately 48% of production revenues in the current six months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the six months ended December 31, 2007.
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
ITEM 6 EXHIBITS
10.1 First Amendment to the Company’s 1998 Stock Option Plan, dated as of October 24, 2007 incorporated by reference from Form 10-Q filed on February 13, 2008.
10.2 Deed of Settlement between Magellan Petroleum Australia Limited, Magellan Petroleum (N.T.) Pty LTD, Paroo Petroleum Pty Ltd and the Commissioner of Taxation of the Commonwealth of Australia dated February 7, 2008 incorporated by reference from Form 10-Q filed on February 13, 2008.
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
FORM 10-Q/A
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