Form 10-Q/A
period 2008-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2008-10-23
CIK 61398

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     The number of shares outstanding of the issuer’s single class of common stock as of May 8, 2008 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
March 31, 2008
IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/A
Explanatory Note
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 is being filed solely to provide revised disclosure regarding the Company’s recording of depletion expense in 1) the financial statement and related footnotes, 2) management’s discussion and analysis of financial condition and results of operations, and 3) quantitative and qualitative disclosure about market risk.
     As discussed in Note 9 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q/A, subsequent to the issuance of the Company’s Form 10-Q for the period ended March 31, 2008, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the three and nine-month periods ended March 31, 2008 was understated by $1,075,005 and $3,891,579, respectively. The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A. The effects of the restatement on the previously reported Consolidated Statements of Operations for the three and nine months ended March 31, 2008, Consolidated Balance Sheet as of March 31, 2008 and Consolidated Statement of Cash Flows for the nine months ended March 31, 2008 are presented in Note 9.
     For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q. However, this Form 10-Q/A amends and restates only portions of Part I, Items 1, 2, 3 and 4. No other Items of the filing have been amended or revised. In addition, no information in this Form 10-Q/A has been updated for any subsequent events occurring after May 13, 2008, the date of the original filing.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	JUNE 30,
	2008	2007
	(UNAUDITED)	(NOTE)
	(As restated, See
	Note 9)
ASSETS
Current assets:
Cash and cash equivalents	$25,969,118	$28,470,448
Accounts receivable — Trade (net of allowance for doubtful accounts of $88,828 and $69,658 at March 31, 2008 and June 30, 2007, respectively)	6,691,969	5,044,258
Marketable securities	2,418,884	2,974,280
Inventories	1,278,070	702,356
Other assets	416,428	378,808

Total current assets	36,774,469	37,570,150

Deferred income taxes	2,926,636	2,300,830
Marketable securities	250,000	1,403,987
Property and equipment, net:
Oil and gas properties (successful efforts method)	132,094,982	120,734,449
Land, buildings and equipment	3,140,188	2,846,433
Field equipment	993,000	912,396

	136,228,170	124,493,278
Less accumulated depletion, depreciation and amortization	(104,524,063)	(84,172,522)

Net property and equipment	31,704,107	40,320,756

Goodwill	4,020,706	4,020,706

Total assets	$75,675,918	$85,616,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,449,199	$5,313,653
Accounts payable-working interest partners	368,171	222,883
Accrued liabilities	1,580,657	1,382,320
Income taxes payable	214,112	1,647,137

Total current liabilities	3,612,139	8,565,993

Long term liabilities:
Deferred income taxes	2,652,957	3,518,990
Other long term liabilities	43,068	100,578
Asset retirement obligations	10,884,307	9,456,088

Total long term liabilities	13,580,332	13,075,656

Commitments	—	—
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares, outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,216,143	73,153,002
Accumulated deficit	(24,284,465)	(13,965,849)
Accumulated other comprehensive income	9,136,768	4,372,626

Total stockholders’ equity	58,483,447	63,974,780

Total liabilities and stockholders’ equity	$75,675,918	$85,616,429

Note: The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2008	2007	2008	2007
	(As restated, see		(As restated, see
	Note 9)		Note 9)
REVENUES:
Oil sales	$4,442,241	$2,305,562	$14,062,782	$8,458,469
Gas sales	4,433,188	3,879,437	13,195,352	11,773,787
Other production related revenues	660,634	663,624	1,973,843	1,853,616

Total revenues	9,536,063	6,848,623	29,231,977	22,085,872

COSTS AND EXPENSES:
Production costs	1,801,975	1,535,250	6,425,232	5,132,656
Exploration and dry hole costs	334,651	1,568,280	3,072,242	4,541,543
Salaries and employee benefits	395,685	341,105	1,216,034	1,051,207
Depletion, depreciation and amortization	3,989,223	2,267,722	12,763,443	7,032,541
Auditing, accounting and legal services	215,394	114,106	773,497	438,115
Accretion expense	180,461	136,883	526,849	403,062
Shareholder communications	98,762	114,320	300,050	350,210
Loss (gain) on sale of field equipment	3,209	(7,772)	(23,748)	(7,966)
Other administrative expenses	883,221	638,308	2,524,866	1,806,083

Total costs and expenses	7,902,581	6,708,202	27,578,465	20,747,451

Operating income	1,633,482	140,421	1,653,512	1,338,421
Interest income	500,121	437,780	1,559,200	1,208,693

Income before income taxes	2,133,603	578,201	3,212,712	2,547,114
Income tax provision	(1,197,664)	(292,274)	(13,531,328)	(1,238,958)

NET INCOME (LOSS)	935,939	285,927	(10,318,616)	1,308,156

Average number of shares outstanding
Basic	41,500,325	41,500,325	41,500,325	41,500,325

Diluted	41,500,325	41,500,325	41,500,325	41,500,325

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)	$0.02	$0.01	$(0.25)	$0.03

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q/A
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED
	March 31,
	2008	2007
	(As restated,
	see Note 9)
OPERATING ACTIVITIES:
Net (loss) income	$(10,318,616)	1,308,156
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of field equipment	(23,748)	(7,966)
Depletion, depreciation and amortization	12,763,443	7,032,541
Accretion expense	526,849	403,062
Deferred income taxes	(1,271,564)	1,489,402
Stock option expense	63,141	7,425
Exploration and dry hole costs	2,987,642	4,175,072
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(1,125,828)	481,149
Other assets	(37,620)	(65,669)
Inventories	(488,235)	60,385
Accounts payable and accrued liabilities	(3,557,981)	(773,378)
Income taxes payable	(1,633,867)	(950,714)

Net cash (used) provided by operating activities	(2,116,384)	13,159,465
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	23,748	7,966
Additions to property and equipment	(1,584,871)	(5,712,509)
Oil and gas exploration activities	(2,987,642)	(4,175,072)
Marketable securities matured	3,229,718	1,322,270
Marketable securities purchased	(1,520,335)	(4,761,442)

Net cash used in investing activities	(2,839,382)	(13,318,787)

FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	2,454,436	2,822,762

Net (decrease) increase in cash and cash equivalents	(2,501,330)	2,663,440
Cash and cash equivalents at beginning of period	28,470,448	21,882,882

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,969,118	$24,546,322

Cash Payments:
Income taxes	12,544,235	987,946
Interest	3,893,014	—

Supplemental Schedule of Noncash Investing and Financing Activities:
Revision to estimate of asset retirement obligations	42,882	224,044
Asset retirement obligation liabilities incurred	—	304,896
Accounts payable related to property and equipment	1,100,954	1,165,368
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
     All of the options have been granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant. Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense for the cost of stock options of $63,141 (included in other administrative expenses) and $2,475(included in salaries and employee benefits) (or $.00 per basic and diluted share), respectively. Vested options are exercisable during non black out periods. This expense has no effect on cash flow. As of March 31, 2008, there was $0 of total unrecognized compensation costs related to stock options.
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
Note 3. Comprehensive Income (Loss)
     Total comprehensive income (loss) during the three and nine month periods ended March 31, 2008 and 2007 was as follows:

					ACCUMULATED
	THREE MONTHS ENDED		NINE MONTHS ENDED		OTHER
	MARCH 31,		MARCH 31,		COMPREHENSIVE
	2008	2007	2008	2007	INCOME

Balance at June 30, 2007					$4,372,626
Net income (loss)	$935,939	$285,927	$(10,318,616)	$1,308,156
Foreign currency translation adjustments	2,621,579	1,349,791	4,764,142	5,136,379	4,764,142

Total comprehensive income (loss)	$3,557,518	$1,635,718	$(5,554,474)	$6,444,535

Balance at March 31, 2008					$9,136,768

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
     For the three month period ended March 31, 2008, the Company’s 530,000 stock options issued were anti-dilutive because the strike price was below the average stock price for the period. Accordingly, there were no other dilutive items for the respective period.

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
     Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2008	2007	2008	2007
Revenues:
MPC	$60	$—	$151	$2
MPAL	9,476	6,849	29,081	22,084

Total consolidated revenues	$9,536	$6,849	$29,232	$22,086

Net (loss) income:
MPC	$(515)	$(375)	$(1,659)	$(1,230)
MPAL	1,451	661	(8,660)	2,538

Consolidated net income (loss)	$936	$286	$(10,319)	$1,308

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
     The components of the income tax (in thousands) between MPC and MPAL are as follows:

	3 MONTHS ENDED		9 MONTHS ENDED
	March 31		March 31
	2008	2007	2008	2007

Income before income taxes	$2,134	$578	$3,213	$2,547

Tax at 30%	640	173	964	764
MPC’s non Australian loss	150	108	487	364
Non-taxable Australian revenue	(113)	(113)	(338)	(312)
Depletion on step up basis — oil & gas properties	9	108	28	401
Other permanent differences	3	—	13	6
ATO assessment of prior year taxes, net of interest expense benefit	379	—	12,085	—
Increase in valuation reserve for foreign (UK) exploration expenditures	115	—	255	—

Australian income tax provision	1,183	276	13,494	1,223
MPC income tax provision(a)	15	16	37	16

Consolidated income tax provision	$1,198	$292	$13,531	$1,239

Current income tax provision	$2,144	$14	$14,803	$72
Deferred income tax (benefit) provision	(946)	278	(1,272)	1,167

Income tax provision	$1,198	$292	$13,531	$1,239

Effective tax rate	56%	51%	421%	49%

(a)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds and 10% Australian withholding tax on interest income from intercompany loans.
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
Note 9. Restatement of Financial Information
     Subsequent to the issuance of the consolidated financial statements for the period ended March 31, 2008, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the three and nine-month periods ended March 31, 2008 was understated by $1,075,005 and $3,891,579, respectively. As a result, the consolidated financial statements for the period ended March 31, 2008 have been restated. . The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A.
     The following is a summary of the effect of the restatement on the originally issued Consolidated Statements of Operations for the three and nine months ended March 31, 2008, Consolidated Balance Sheet as of March 31, 2008 and Consolidated Statement of Cash Flows for the nine months ended March 31, 2008:
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	March 31, 2008
	3 months		9 months
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Depletion, depreciation and amortization	$2,914,218	$3,989,223	$8,871,864	$12,763,443
Total costs and expenses	6,827,576	7,902,581	23,686,886	27,578,465
Operating income	2,708,487	1,633,482	5,545,091	1,653,512
Income before income taxes	3,208,608	2,133,603	7,104,291	3,212,712
Income tax provision	(1,520,165)	(1,197,664)	(14,698,801)	(13,531,328)
Net income (loss)	1,688,443	935,939	(7,594,510)	(10,318,616)
Per share (basic & diluted)	$0.04	$0.02	$(0.18)	$(0.25)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2008
	As Previously Reported	As Restated

Deferred income tax asset	$1,780,742	$2,926,636
Accumulated depletion, depreciation and amortization	(100,474,743)	(104,524,063)
Net property and equipment	35,753,427	31,704,107
Total assets	78,579,344	75,675,918

Deferred income tax liability	2,721,859	2,652,957
Total long term liabilities	13,649,234	13,580,332
Accumulated deficit	(21,560,359)	(24,284,465)
Accumulated other comprehensive income	9,247,186	9,136,768
Total stockholders’ equity	61,317,971	58,483,447
Total liabilities and stockholders’ equity	78,579,344	75,675,918

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	March 31, 2008
	As Previously Reported	As Restated

Net loss	$(7,594,510)	$(10,318,616)
Depletion, depreciation and amortization	8,871,864	12,763,443
Deferred income taxes	(104,091)	(1,271,564)
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT
     As discussed in Note 9 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q/A, subsequent to the issuance of the Company’s Form 10-Q for the period ended March 31, 2008, the Company’s management determined that depletion expense was miscalculated due to the misapplication of reserve information for a group of new wells which principally began production in fiscal 2008. Depletion expense for the three and nine-month periods ended March 31, 2008 was understated by $1,075,005 and $3,891,579, respectively. The restatement has no impact on the consolidated cash flows from operations or cash and cash equivalent balances for the period presented in this Form 10-Q/A. The effects of the restatement on the previously reported Consolidated Statements of Operations for the three and nine months ended March 31, 2008, Consolidated Balance Sheet as of March 31, 2008 and Consolidated Statement of Cash Flows for the nine months ended March 31, 2008 are presented in Note 9.
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
     The Company invested $4,572,513 and $9,887,581 in oil and gas exploration and development activities, which includes additions to property and equipment, during the nine months ended March 31, 2008 and 2007, respectively. The decrease was due to a reduced drilling program in 2008.
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

     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 76% to $3,989,223 in 2008 from $2,267,722 in 2007. This increase resulted from the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 resulting from an updated valuation at June 30, 2007, the 15.2% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley projects due to lower depletable costs.
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
     INCOME TAX PROVISION INCREASED in 2008 to $1,197,664 from $292,274 in 2007. This is mostly due to the increase in income before taxes.
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.9178 at March 31, 2008 compared to a value of $.8767 at December 31, 2007. This resulted in a $2,621,579 credit to the foreign currency translation adjustments account for the three months ended March 31, 2008. The average exchange rate used to translate MPAL’s operations in Australia was $.9051 for the quarter ended March 31, 2008, which was a 15.2% increase compared to the $.7859 rate for the quarter ended March 31, 2007.
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

COSTS AND EXPENSES
     PRODUCTION COSTS INCREASED 25% IN 2008 to $6,425,232 from $5,132,656 in 2007. The increase in 2008 was primarily the result of increased expenditures in the Nockatunga project due to increased revenues, an increase in field equipment repairs in the Mereenie project and the 14.3% increase in the exchange rate described below.
     EXPLORATION AND DRY HOLE COSTS DECREASED 32% to $3,072,242 in 2008 from $4,541,543 in 2007. These costs related to the exploration work performed on MPAL’s properties. The primary reason for the decrease in 2008 was the decreased drilling costs related to the Cooper Basin drilling program, partially offset by the 14.3% increase in the exchange rate described below.
     DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED 81% to $12,763,443 in 2008 from $7,032,541 in 2007. This increase resulted from the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 resulting from an updated valuation at June 30, 2007, increased depletion in the Nockatunga project due to increased production and expenditures, the 14.3% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley projects due to lower depletable costs.
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
     INCOME TAX PROVISION INCREASED in 2008 to $13,531,328 from $1,238,958 in 2007. This was mostly due to the increase in income before taxes and the tax settlement agreed to by MPAL with the ATO regarding amended assessments for MPAL’s prior years’ Australian taxes (see Note 8 to the Financial Statements).
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.9178 at March 31, 2008 compared to a value of $.8433 at June 30, 2007. This resulted in a $4,764,142 credit to the foreign currency translation adjustments account for the nine months ended March 31, 2008. The average exchange rate used to translate MPAL’s operations in Australia was $.8809 for the nine month period ended March 31, 2008, which was a 14.3% increase compared to the $.7710 rate for the nine month period ended March 31, 2007.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. At March 31, 2008, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $28.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. Marketable securities have not been impacted by the US credit crisis. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $2,923,000 and $2,758,000, for the nine months ended March 31, 2008, respectively. For the nine month period ended March 31, 2008, oil sales represented approximately 52% of production revenues. Based on the current nine month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $1,406,000. Gas sales, which represented approximately 48% of production revenues in the current nine months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the nine months ended March 31, 2008.
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
     However, as part of the Company’s annual financial close and reporting process for the June 30, 2008 year end, the misapplication of the reserve data in the calculation of depletion expense was discovered by management (see Note 9 of Item 1). MPAL’s calculation of depletion ratios used in their local reporting under Australian International Financial Reporting Standards were harmonized with generally accepted accounting standards in the United States in the fourth quarter of fiscal 2008 and since the depletion ratios will be independently calculated and compared by both MPAL and MPC management, the likelihood of a similar error occurring in the future is considered to be remote. The harmonization of the depletion calculation, which was undertaken to promote efficiency in the financial close and reporting process, and the independent calculations described above materially affected and improved the Company’s internal controls over financial reporting.

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
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

				Maximum
			Total Number of	Number of
	Total Number of	Average Price	Shares Purchased	Shares that May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan(1)	Under Plan
January 1-31, 2008	0	0	0	319,150
February 1-29, 2008	0	0	0	319,150
March 1-31, 2008	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2008, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

ITEM 6 EXHIBITS
10.1	Deed of Settlement between Magellan Petroleum Australia Limited, Magellan Petroleum (N.T.) Pty Ltd, Paroo Petroleum Pty Ltd and the Commissioner of Taxation of the Commonwealth of Australia dated February 7, 2008, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is incorporated herein by reference.

31.	Rule 13a-14(a) Certifications.
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