Form 10-K/A
period 2008-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2008-10-28
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
Form 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE
          None.

     Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as “A.$00”. The exchange rate at September 24, 2008 was approximately A.$1.00 equaled U.S. $.89.

i

EXPLANATORY NOTE
          Magellan Petroleum Corporation (the “Company”) will not be filing its definitive proxy materials for its 2008 annual meeting of the Company’s shareholders with the Securities and Exchange Commission (“SEC”) within 120 days after the end of its fiscal year ended June 30, 2008, or October 29, 2008.
          Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 is being filed to 1) include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended, and 2) add an additional exhibit which was inadvertently omitted from the Exhibit List contained in Item 15 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008, which annual report was originally filed with the Securities and Exchange Commission (“SEC”) on September 25, 2008.
          This Form 10-K/A amends and restates only Part III — Items 10, 11, 12, 13 and 14 and Part IV - Item 15 of the Company’s 2008 Form 10-K. No other Items of the original Form 10-K filing have been amended or revised in this Form 10-K/A and all such other Items shall be as set forth in the original Form 10-K filing. In addition, no other information has been updated for any subsequent events occurring after September 25, 2008, the date of filing of the original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The following is information concerning each director and executive officer of the Company, including name, age, position with the Company, and business experience during the past five years.

	Director	Other Offices Held
Name	Since	With Company	Age and Business Experience
Donald V. Basso	2000	Member of the Audit and Compensation Committees	Mr. Donald V. Basso was elected a director of the Company in 2000 and a director of MPAL in July 2006. Mr. Basso served as a consultant and Exploration Manager for Canada Southern Petroleum Ltd. from October 1997 to May 2000. He also served as a consultant to Ranger Oil & Gas Ltd. during 1997. From 1987 to 1997, Mr. Basso served as Exploration Manager for Guard Resources Ltd. Mr. Basso has over 40 years experience in the oil and gas business in the United States, Canada and the Middle East. Age 71.

Timothy L. Largay	1996	Assistant Secretary	Mr. Timothy L. Largay has been a partner in the law firm of Murtha Cullina LLP, Hartford, Connecticut since 1974. Mr. Largay has been a director of MPAL since August 2001. Murtha Cullina has been retained by the Company for more than five years and is being retained during the current year. Age 65.

Walter McCann	1983	Chairman of the Board, member of the Audit and Compensation (Chairman) Committees	Mr. Walter McCann, a former business school dean, was the President of Richmond, The American International University, located in London, England, from January 1993 until September 2002. From 1985 to 1992, he was President of Athens College in Athens, Greece. Mr. McCann has been a director of MPAL since 1997. He is a retired member of the Bar in Massachusetts. Age 71.

Robert J. Mollah	2006	Chairman of the Board of MPAL, the Company’s wholly-owned subsidiary.	Mr. Robert Mollah was elected a director of the Company on September 5, 2006. Mr. Mollah has been a director of MPAL since November 2003 and has served as Chairman of the MPAL Board of Directors since September 2006. Mr. Mollah is a geophysicist with broad petroleum exploration experience, both within Australia and internationally. From 1995 until 2003, Mr. Mollah was the Australian Executive Director of the Timor Gap Joint Authority which covered the administration of petroleum exploration and production activities in the Timor Sea Joint Development Zone between Australia and Indonesia/East Timor. Prior to 1995, he served as a Petroleum Explorationist and Manager with broad experience in the oil and gas business in Australia and Asia. Age 67.

	Director	Other Offices Held
Name	Since	With Company	Age and Business Experience
Ronald P. Pettirossi	1997	Chairman of the Audit Committee, member of the Compensation Committee	Mr. Pettirossi has been President of ER Ltd., a consulting company since 1995. Mr. Pettirossi has been a director of MPAL since August 2004. Mr. Pettirossi is a former audit partner of Ernst & Young LLP, who worked with public and privately held companies for 31 years. Age 65.
          The following is a list of the executive officers of the Company:

			Length of	Other Positions
			Service	Held
Name	Age	Office(s) Held	as an Officer	with Company
Daniel J. Samela	60	President and Chief Financial Officer	Since 2004	Chief Financial and Accounting Officer/Treasurer

T. Gwynn Davies	62	General Manager — MPAL	Since 2001	None

*	All of the named companies are engaged in oil, gas or mineral exploration and/or development, except where noted.
          All officers are elected annually and serve at the pleasure of the Board of Directors. No family relationships exist between any of the directors or officers.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. Such persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on copies of forms received by it, or written representations from certain reporting persons that no Form 5’s were required for those persons, the Company believes that during the fiscal year ended June 30, 2008, its executive officers, directors, and greater than 10% beneficial owners complied with all applicable filing requirements.
Standards of Conduct and Business Ethics
          The Company has previously adopted Standards of Conduct for the Company (the “Standards”). The Board amended the Standards in August 2004. A copy of the Standards was filed as Exhibit 14 to the Company’s Form 10-K for the fiscal year ended June 30, 2006. Under the Standards, all directors, officers and employees (“Employees”) must demonstrate a commitment to ethical business practices and behavior in all business relationships, both within and outside of the Company. All Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of the Company’s business. Any waivers of or changes to the Standards must be approved by the Board and appropriately disclosed under applicable law and regulation.
          The Company’s Standards are available on the Company’s website at www.magpet.com, under the heading “Corporate Governance”. It is our intention to provide disclosure regarding waivers of or amendments to the policy by posting such waivers or amendments to the website in the manner provided by applicable law.
Board Committees
          The standing committees of the Board are the Audit Committee, which is comprised of Messrs. Basso, McCann and Pettirossi, (Chairman) and the Compensation Committee, which is comprised of Mr. McCann (Chairman), Mr. Basso and Mr. Pettirossi. There is no standing Nominating Committee of the Board. Due to the small size of the Board, during the fiscal year ended June 30, 2008, the full Board performed the functions of a Nominating Committee.
Audit Committee
          The Company’s Board of Directors maintains an Audit Committee which is currently composed of the following directors: Messrs. Basso, McCann and Pettirossi (Chairman). The functions of the Audit Committee are set forth in its written charter which was most recently amended in July 2004 and which was attached as Appendix A to the Company’s Proxy Statement for its 2004 Annual Meeting. The Charter is also posted on the Company’s web site, www.magpet.com, under the heading “Corporate Governance”. The Audit Committee has the authority to institute special investigations and to retain outside advisors as it deems necessary in order to carry out its responsibilities.
          The Board of Directors has determined that all of the members of the Audit Committee are “independent,” as defined by the rules of the U.S. Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market, Inc. The Board of Directors has determined that each of the members of the Audit Committee is financially literate and that Mr. Pettirossi is an audit committee financial expert, as such term is defined under SEC regulations, by virtue of having the following attributes through relevant education and/or experience:
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
Item 11. Executive Compensation
Director Compensation
          The Table below sets forth the compensation paid by us and by Magellan Petroleum Australia Limited (MPAL), the Company’s wholly-owned subsidiary located in Brisbane, Australia, to our directors during the fiscal year ended June 30, 2008.

Company Board Fees — fiscal year 2008 (all amounts shown are in U.S. Dollars ($))

	Fees Earned or		All Other
Name	Paid in Cash (1)(5)		Compensation (6)	Total ($)
Donald V. Basso	$72,991		$0	$72,991

Timothy L. Largay	$72,991		$6,000	$78,991

Walter McCann	$99,963	(2)	$6,000	$105,963

Robert J. Mollah	$94,283	(3)	$10,886	$105,169

Ronald P. Pettirossi	$82,463	(4)	$5,964	$88,427

(1)	Messrs. Basso, Largay, McCann, Mollah and Pettirossi each received a director’s fee of $40,000 from the Company for their board service during fiscal year 2008.

(2)	Mr. McCann received an additional $15,000, for a total of $65,000, for serving as Chairman of the Board of the Company during fiscal year 2008. Mr. McCann received no additional compensation for service as Chair of the Compensation Committee.

(3)	As noted in note (5), Mr. Mollah received an additional fee of $54,283 (or A$60,550) for service as an MPAL director and as Chairman of MPAL’s Board of Directors during fiscal year 2008. In addition, MPAL paid $4,886 (or A$5,450) for Mr. Mollah’s benefit to a superannuation fund in Australia selected by Mr. Mollah, which is similar to an individual retirement plan account. For purposes of this table, all A.$ amounts shown were converted into U.S. dollars using an exchange rate of 1 Aus. dollar = $0.8965 which was the average of the daily Aus.$/U.S.$ exchange rates for the fiscal year ended June 30, 2008.

(4)	Mr. Pettirossi received an additional $7,500 for serving as Chairman of the Audit Committee during fiscal year 2008.

(5)	Each of the directors was paid, consistent with prior years, a portion of their fees directly by MPAL for their service on the MPAL Board of Directors during fiscal year 2008. In addition, Messrs. McCann and Pettirossi also served on the MPAL Audit Committee during fiscal year 2008. All Aus. $ amounts shown in this table have been included in the table above after having been converted to U.S. Dollars ($).
MPAL Board Fees — fiscal year 2008 (all amounts shown are in Aus. $)

		All Other
Name	Fees Earned or Paid in Cash	Compensation	Total
Donald V. Basso	$36,800	$0	$36,800

Timothy L. Largay	$36,800	$0	$36,800

Walter McCann	$39,000	$0	$39,000

Robert J. Mollah	$60,550	$5,450	$66,000

Ronald P. Pettirossi	$39,000	$0	$39,000

(6)	Under the Company’s medical reimbursement plan for all outside directors, the Company reimburses certain directors the cost of their medical premiums, up to $500 per month. During fiscal year 2008, the cost of this reimbursement plan was $23,964.
Compensation Discussion and Analysis
          Overview
          In this section, we provide an overview and analysis of our executive officer compensation program and policies. Later in this proxy statement, under the heading “Additional Information Regarding Executive Compensation”, you will find a series of tables containing specific information about the compensation earned or paid in the fiscal year ended June 30, 2008 to the following individuals, whom we refer to as our named executive officers (or “NEOs”): Daniel J. Samela, who serves as our President, Chief Executive Officer and Chief Financial/Accounting Officer; and Dr. T. Gwynn Davies, who serves as the General Manager, Magellan Petroleum Australia Limited, our wholly-owned subsidiary (“MPAL”). For purposes of this “Compensation Discussion and Analysis” only, the term “Company” refers to Magellan Petroleum Corporation and MPAL, collectively, unless the context otherwise requires. Compensation figures for Dr. Davies are expressed below in Australian dollars and denoted with an “A$”.
          Board Oversight of Executive Compensation
          The Company’s executive compensation guidelines are developed and monitored by our Board of Directors, acting as the Compensation Committee, comprising all five, independent members of the Board. The Board is responsible for determining the types and amounts of compensation paid to Mr. Samela. In fulfilling its role, the Board considers the Company’s performance and strategic objectives in determining, on an annual basis, whether any corresponding adjustments to Mr. Samela’s compensation levels are warranted, in light of the attainment of these performance objectives. The Board has the authority to retain outside consultants to assist the Board in performing these responsibilities. However, the Board has not to date used any compensation consultant firms to determine and review Mr. Samela’s compensation.
          The Nominations and Remunerations Committee (“NRC”) of the Board of Directors of MPAL oversees the executive compensation program for Dr. Davies, as part of its ongoing responsibility for the executive compensation program for all of MPAL’s senior officers. The NRC is comprised of Walter McCann, Robert Mollah and Norbury Rogers. For purposes of establishing the executive compensation program for Dr. Davies and the other senior officers of MPAL, MPAL retained the services of HR Advantage Consulting Pty Ltd, of Brisbane, Australia during late 2007 to provide the NRC with consulting services related to compensation packages for MPAL senior officers, including Dr. Davies. With respect to executive compensation services, however, HR Advantage also provided direct confidential advice to the NRC and to Mr. Mollah, as Chairman of MPAL Board, as appropriate.
          Neither Mr. Samela nor Dr. Davies determine or approve any element or component of his own base salary or any other aspects of his compensation. Dr. Davies is paid on the basis of a Total Remuneration Employment Cost (“TREC”) which includes a 9% compulsory company contribution into an Australian retirement (superannuation) fund of his choice. Through salary sacrifice, Dr Davies also makes additional contributions into his retirement fund.
          Objectives of Our Compensation Program
          Our executive compensation program is designed to motivate and reward our NEOs in a fiscally responsible manner. The oil and gas exploration and production industry has historically been highly competitive, a trend which has increased significantly in the last few years. As a result, experienced professionals have significant career mobility. We are a smaller company in a highly competitive industry that competes for executive talent with a large number of exploration and production companies, many of which have significantly larger market capitalization than us. Our ability to motivate and reward our executive officers and other key employees is essential to maintaining a competitive position in the oil and gas business. Our comparatively smaller size and relatively small executive management team pose unique challenges in this industry, and therefore, are substantial factors in the design of our executive compensation program.
          In light of the foregoing factors, the Board and the NRC strive to maintain compensation programs that are competitive within the independent oil and gas industry in the United States and in Australia. The award of base salary, annual cash bonuses, equity-based awards and benefit packages to our NEOs are at the complete discretion of the Board and the NRC. Periodically, however, the Board and the NRC review our executive compensation program to assess whether the program remains competitive with those of similar companies, considers the program’s effectiveness in creating adequate incentives for our executive officers to find, acquire, develop and produce oil and gas reserves in a cost-effective manner, and determines what changes, if any, are appropriate in light of our overall performance and ability to attract and retain talented executive officers.
          The Board and the NRC may, in addition to base salaries, authorize annual cash bonuses and equity-based awards in the future for Messrs. Samela and Davies, based upon the attainment of our operational and strategic goals. We have not adopted specific target or performance levels which would automatically result in increases or decreases in compensation for Messrs. Samela and Davies. Instead, we make compensation determinations based upon a consideration of many factors, including those described below. We have not assigned relative weights or rankings to these factors. Specific elements of company performance and individual performance that we consider in setting compensation policies and making compensation decisions include the following factors:
•	the cyclical nature of the oil and gas business and industry trends in Australian oil and gas markets,

•	the growth in the quantity and value of our proved oil and natural gas reserves, volumes of oil and natural gas produced by the Company and our executives’ ability to replace oil and natural gas produced with new oil and natural gas reserves;

•	the Company’s oil and gas finding costs and operating costs, cash flow from operations, annual revenues; and earnings per share;

•	the market value of the Company’s common stock on the Nasdaq and the ASX;

•	the extent to which management has been successful in finding and creating opportunities to participate in acquisition, exploitation and drilling ventures having quality prospects;

•	management’s ability to formulate and maintain sound budgets for our business activities and overall financial condition;

•	the success of our acquisition and exploration activities and the achievement by management of specific tasks and goals set by the Board and the MPAL Board of Directors from time to time;

•	the effectiveness of our compensation packages in motivating our management to remain in our employment; and

•	the ability of management to effectively implement risk management practices.
          In addition to considering these performance elements, we have also considered longevity of service of each NEO and the NEOs individual performance, leadership, and business knowledge.
          Elements of Compensation
          We seek to achieve our executive compensation objectives by providing our NEOs with the following elements of compensation:

•	a base salary that represents cash compensation based on internal equity and external industry-based competitiveness;

•	an opportunity to receive an annual cash bonus award based upon the achievement of goals and objectives attained during the course of a fiscal year;

•	potential equity-based awards under the Company’s 1998 Stock Option Plan;

•	pension/retirement benefits and other personal benefits under our NEOs’ employment contracts, as described below;

•	benefit programs provided to our U.S. employees, including health care benefits, dental, life, and vision coverage; and

•	termination payments and other benefits under the NEOs’ employment agreements, in the event that the NEO’s employment is terminated under specified circumstances.
          Each of the material elements of our compensation program is discussed in greater detail below.
          Base Salary
          The purpose of base salary is to reflect Messrs. Samela and Davies executive’s job responsibilities, individual performance and competitive compensation levels. The Board reviews and determines, on an annual basis, the base salary of Mr. Samela which is based upon his years of experience and his individual performance. Mr. Samela’s salary amount is not at risk and may be adjusted annually based on merit and external market conditions. His salary was last increased in July 2006 to $182,000 per year, to account for cost of living increases. For the 2008 fiscal year, Dr. Davies was paid a base salary of A$369,387 as part of his annual TREC package of A$432,600.
          Annual Cash Bonus Awards
          Our NEOs may receive an award of an annual cash bonus. The purpose of the cash bonus program is to better align executive performance with annual strategic goals while enhancing stockholder value. The Board does not pre-determine performance goals at the beginning of each year for Mr. Samela. Rather, the Board determines whether the award of a bonus has been warranted, in light of the Company’s performance during each completed fiscal year, including the Company’s operational results, net income, expenses, strategic development and any performance gaps or shortfalls. In light of its consideration of these factors, the Board in July 2006 determined to increase Mr. Samela’s base salary to $182,000 per year. In addition, on November 13, 2007, the Board awarded Mr. Samela an annual cash bonus for the fiscal year ended June 30, 2007 of $15,000 in recognition of improvements at the Company and with its operations during the past year. In September 2007, the NRC determined to increase Dr. Davies’ TREC package to A$432,600 for fiscal year 2008, but determined not to award Dr. Davies an annual cash bonus for the fiscal year ended June 30, 2008.
          Equity-Based Compensation
          At the December 1998 annual meeting, our stockholders approved the Company’s 1998 Stock Option Plan (the “Plan”), which permits the granting of stock options (“Options”) and stock appreciation rights (“SARs”) to the directors, officers, key employees and consultants. The purpose of the Plan is to provide an incentive for directors, officers, key employees and consultants of the Company to continue their affiliation with the Company and to give them a greater interest in the success of the Company. Other than the Plan, the Company currently does not have any long-term incentive, nonqualified defined contribution, or other nonqualified deferred compensation plans. MPAL does not currently maintain any of its own equity-based compensation plans.
          The Plan provides for grants of Options principally at an option price per share of 100% of the fair value of the Company’s common stock on the date of the grant. The Plan has 1,000,000 shares authorized for awards. Options are generally granted with a 3-year vesting period and a 10-year term. Options vest in equal annual installments over the vesting period, which is also the requisite service period. As of October 25, 2008, there were 530,000 Options issued and outstanding under the Plan, and 295,000 shares remain available for future awards. For all Plan awards granted, modified or settled after July 1, 2005, we account for all equity-based awards in accordance with the requirements of SFAS 123(R). We do not have a specific program or plan with regard to the timing or dating of Option grants. Our Options have not been granted at regular intervals or on pre-determined dates. Rather, the Board’s practice as to when Options are granted has historically been made at the complete discretion of the Board.
          In connection with his employment by the Company, Mr. Samela was granted an award of 30,000 Options under the Plan on July 1, 2004, at an exercise price of $1.45 per share. As of July 1, 2007, these Options have fully vested. To date, Dr. Davies has not received any Options or other awards under the Plan. However, the Board and the NRC will consider in the future whether to grant Dr. Davies Option awards under the Plan, depending on the attainment of operational or performance objectives of the Company.
          Pension/Retirement and other Personal Benefits
          Under Mr. Samela’s Employment Agreement, we make an annual contribution of 15% of Mr. Samela’s salary to a SEP/IRA Plan to provide for Mr. Samela’s retirement. In fiscal year 2008, this contribution was $28,770. In compliance with Australian minimum compulsory superannuation laws, MPAL, as Dr. Davies’ employer, makes an annual contribution to a superannuation fund selected by Dr. Davies. During fiscal 2008, this MPAL payment was A$35,719. Through salary deduction payments, Dr. Davies also made additional personal contributions into his superannuation fund of A$64,281.
          Perquisites and other benefits represent a small part of our overall compensation package. These benefits are reviewed periodically to ensure that they are competitive with industry norms. There are no perquisites for Mr. Samela. The perquisites for Dr. Davies include the provision of a company car and payment of parking and running costs related to Dr Davies’ company car. During fiscal year 2008, these expenses totaled $34,704 (or A$38,711). The Company also sponsors Dr. Davies membership in Australian professional and trade organizations that MPAL deems necessary or desirable to conduct MPAL’s business. If greater than $10,000, the aggregate costs associated with the benefits we provided to Messrs. Samela and Davies are included in the “All Other Compensation” column of the Summary Compensation Table, set forth below.
          Additional Benefit Programs
          Under Mr. Samela’s Agreement, the Company agreed in 2004 to purchase a term life insurance policy for Mr. Samela with coverage up to $400,000 to supplement his existing life insurance coverage. During fiscal year 2008, the Company paid $1,454 in premiums under this policy on Mr. Samela’s behalf. In addition, the Agreement provides that Mr. Samela is reimbursed annually up to $6,000 per year in disability insurance coverage. During fiscal year 2008, the Company paid $5,489 for this arrangement. The Agreement also provides that Mr. Samela also receives $15,000 per year in reimbursements to purchase his own family health insurance coverage, including medical, prescription and dental benefits. During fiscal year 2008, the Company paid $15,000 under this arrangement. Mr. Samela is also entitled to participate in the broad-based benefit plans offered generally to all of our full-time U.S. employees.
          Under his Employment Agreement, Dr. Davies is entitled, through salary deductions, to participate in the broad-based benefit plans offered by MPAL for all full-time MPAL employees, in accordance with the terms of such plans and applicable Australian legal requirements. MPAL has taken out salary continuance insurance for its staff; under this policy Dr. Davies is covered for a maximum of A$240,000 per annum for two years in the event of a long illness.
          Tax Considerations
          We operate our executive compensation program in good faith compliance with Section 409A of the Internal Revenue Code, as permitted by the final regulations issued by the Internal Revenue Service. The Company intends to amend Mr. Samela’s Employment Agreement prior to December 31, 2007 to conform the Agreement to the requirements of Section 409A. At this time, the Company does not expect that Section 162(m) of the Internal Revenue Code will have any effect on the Company’s executive officer compensation because it is not likely that the annual compensation paid to any executive officer will exceed $1 million.
          Conclusions
          The Company’s executive compensation program is a critical element in ensuring the Company’s continued success. Motivation, attraction, retention and the NEOs’ alignment with the interests of the Company’s stockholders are the key objectives of the program. The continued improvement in business results and increased stockholder value are driven by the performance of highly motivated executives. In the opinion of the Company’s Board and the NRC, the design and operation of the Company’s executive compensation programs, along with the monitoring of our executive officers’ performance against the factors identified above, reasonably result in compensation levels appropriate to promote the Company’s continued success and the best interests of its stockholders.
Additional Information Regarding Executive Compensation
          Employment Agreements with Executive Officers
          The Company has written employment agreements with each of Messrs. Samela and Davies, which provide certain severance payments and other benefits, in the event that their respective employment with the Company and MPAL are terminated under various circumstances, as described below. We use these provisions to provide some assurance to the Board and the MPAL Board that the Company and MPAL will continue to be able to rely upon Messrs. Samela and Davies continuing in their positions with us, without concern that they might be distracted by the personal uncertainties and risks created by any proposed or threatened change of control of the Company.
          Mr. Samela
          The Company has entered into an amended and restated employment agreement, effective as of September 28, 2008 (the “Agreement”), with Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial/Accounting Officer. The Agreement replaces Mr. Samela’s former employment agreement dated March 1, 2004, and was designed to conform his agreement to the substantive and procedural requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). In order to conform to Section 409A’s requirements, Mr. Samela’s Employment Agreement was revised to provide that 1) generally, payments made to Mr. Samela following a separation from service from the Company are delayed for a period of six months following such separation; 2) cash payments have been substituted for continuation of various benefits following Mr. Samela’ separation from service from the Company.
          The Agreement has a term of thirty-six (36) months, which automatically renews each 30-day period during Mr. Samela’s term of employment, unless he elects to retire or the Agreement is terminated according to its terms. The Agreement provides for him to be employed as the President and Chief Executive Officer of the Company, effective as of July 1, 2004, at a salary of $175,000 per annum, and an annual contribution of 15% of the salary to a SEP/IRA pension plan for Mr. Samela’s benefit, plus other insurance benefits. Currently, Mr. Samela’s salary is $182,000 per year.
          The Agreement may be terminated for “cause,” which is defined under the agreement as (i) misappropriating any funds or property of the Company, (ii) attempting to obtain any personal profit from any transaction in which he has an interest which is adverse to the interest of the Company, unless he shall have first obtained the consent of the Board of Directors; (iii) neglect or unreasonable refusal or continued failure (other than any such failure resulting from incapacity due to physical or mental illness) to perform the duties assigned to Mr. Samela under or pursuant to this Agreement; or (iv) being convicted of any felony or an offense involving moral turpitude.
          The Agreement may also be terminated on written notice by the Company without cause, by Mr. Samela’s resignation or upon a “change in control” of the Company. A “change in control” is defined under the agreement as (i) the acquisition by any individual, entity or “group” (as defined under the Securities Exchange Act of 1934) of beneficial ownership (within the meaning of Rule 13d 3 promulgated under the Exchange Act) of 50% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company (with certain exceptions) (ii) individuals who, as of September 28, 2008, constitute the Board cease for any reason to constitute at least a majority of the Board; (iii) consummation of certain reorganizations, mergers or consolidations or sales or other dispositions of all or substantially all of the assets of the Company; or (iv) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.
          If Mr. Samela’s employment is terminated by reason of death or disability at any time, he will be paid only the amount of his annual base salary through the date of termination to the extent not yet paid, plus any compensation amounts previously deferred. If Mr. Samela’s employment is terminated for “cause” as defined above at any time, or by Mr. Samela voluntarily following a change in control of the Company, he will be paid only the amount of his annual base salary through the date of termination to the extent not yet paid, plus any compensation amounts previously deferred.
          Upon a termination by the Company without cause prior to a “change in control” of the Company, Mr. Samela will be entitled to payment of an amount equal to three times his annual base salary and three-year average bonus payment and any then-unvested options will be accelerated so as to become fully exercisable. These amounts will be paid to Mr. Samela in two lump sums, in accordance with the Agreement and Section 409A.
          If, during the two-year period following a change in control, Mr. Samela terminates his employment for “good reason” or the Company terminates his employment other than for cause or disability (as defined in the agreement), then Mr. Samela will be paid an amount equal to three times his annual base salary and three-year average bonus payment, plus any previously deferred compensation, accrued vacation pay, and $15,000 per year for three years in lieu of medical coverage and insurance benefits. In addition, any then-unvested options will be accelerated so as to become fully exercisable. Under the Agreement, the term “good reason” is defined as the Company (A) a material negative change resulting from the assignment to Mr. Samela of any duties inconsistent in any respect with his current position (including status, offices, titles and reporting requirements), authority, duties or responsibilities, or any other Company action which results in a material diminution in such position, authority, duties or responsibilities; (B) any failure by the Company to comply with the terms of Mr. Samela’s Agreement; (C) the Company materially changing the geographic location in which Mr. Samela must perform services from Hartford, Connecticut, or (D) any purported termination by the Company of his employment otherwise than as expressly permitted by Mr. Samela’s agreement.
          If, at any time after the two-year period following a change in control, Mr. Samela terminates his employment for “good reason” or the Company terminates his employment other than for cause of disability, then he will be paid an amount equal to his then-current annual salary and a three-year average bonus payment. In addition, any then-unvested options will be accelerated so as to become fully exercisable. For a quantification of the payments to be made to Mr. Samela under these various circumstances, please see the table for Mr. Samela below.
          Dr. Davies
          Dr. Davies commenced employment with MPAL on October 6, 1997. On May 29, 1998, MPAL entered into a service agreement with Dr. Davies for a period of 3 years, 2 months and 25 days which continued until he entered into a new contract of employment (the contract) with MPAL, effective November 1, 2007. The contract provides for him being employed as MPAL’s Chief Executive Officer. The contract may be terminated by MPAL should Dr. Davies commit any act of serious misconduct which includes, but is not limited to:
•	failing or refusing to comply with any lawful direction given by MPAL;

•	committing any act (whether in the course of employment or not) which in the reasonable opinion of MPAL brings Dr. Davies into disrepute or may cause serious damage to the reputation of Dr. Davies, the MPAL Board, or any MPAL Group company, or otherwise affect adversely the interests of MPAL or any MPAL Group company; and

•	being precluded by the provisions of the Australian Corporations Act 2001 from taking part in the management of a corporation, or being disqualified for any reason from holding an office of MPAL or of a MPAL Group company.

     Dr. Davies’ contract of employment may also be terminated on notice by MPAL as follows:
•	MPAL may terminate his employment at any time giving him three months’ written notice. MPAL may provide payment in lieu of all or part of this notice period which will be calculated in accordance with the contract.

•	MPAL may terminate his employment by giving one month’s written notice to Dr. Davies, if in the reasonable opinion of MPAL, he is unable properly to perform his duties due to physical or mental illness, accident or any other circumstances beyond his control for a total period of 180 days or more in the preceding 12 month period and has no remaining sick leave entitlements. MPAL may provide payment in lieu of all or part of this notice period which will be calculated in accordance with the contract.
          Dr. Davies may terminate his employment at any time giving one month’s written notice to MPAL. MPAL may elect to make the termination take effect immediately or part way through the notice period, in which case Dr. Davies will be entitled to payment calculated on his total remuneration package (TR) in respect of the period after the date of termination to the end of the notice period.
          Termination Payments
          Upon termination of Dr. Davies’ employment by MPAL for any reason other than for poor performance, he will be entitled to a termination payment, calculated on the basis of his TR, and comprising one year of his TR together with three weeks for each full year of continuous service with MPAL, up to a maximum of 78 weeks, or such other more generous scale as may be adopted as MPAL policy in the future.
          Termination because of significant diminution in remuneration, authority, status, duties or responsibilities
          Where there is a change in the control or management of MPAL that results in a significant diminution in Dr. Davies’ remuneration, authority, status, duties or responsibilities, Dr. Davies may give notice of termination in which case MPAL will provide him with a payment equivalent to:
(a)	remuneration in lieu of three months’ notice; and

(b)	a termination payment (as described above); and

(c)	the amount of TR payable to him up to and including the date of termination; and

(d)	pay in lieu of any accrued annual leave and long service leave to which Dr. Davies is entitled up to and including the date of termination, calculated on the basis of his TR; and

(e)	any pro-rata At Risk Bonus to which Dr. Davies is entitled. (Note at this stage MPAL has not adopted a Company Performance Plan and thus Dr. Davies’ TR does not include any At Risk component.)
          Calculation of TR for the purposes of payments on termination
(a)	For the purposes of any pay in lieu of any accrued annual leave and long service leave to which Dr. Davies is entitled to be paid on termination of employment, his TR will be calculated based on his full entitlement to his At Risk Bonus.

(b)	For the purposes of any payment in lieu of notice to which Dr. Davies is entitled or any termination payment to which he is entitled, his TR will be calculated based on his full entitlement to his At Risk Bonus except where the termination of his employment is due to:
(i)	summary termination by MPAL where Dr. Davies has committed an act of serious misconduct (as described above); or

(ii)	resignation by Dr. Davies in circumstances where MPAL would have otherwise had a right to summarily terminate his employment due to him committing an act of serious misconduct or otherwise terminate his employment for poor performance.

(c)	In circumstances where Dr. Davies’ employment with MPAL ends due to:
(i)	summary termination by MPAL where Dr. Davies has committed an act of serious misconduct or termination by MPAL for poor performance; or

(ii)	resignation by Dr. Davies in circumstances where MPAL would have otherwise had a right to summarily terminate his employment due to him committing an act of serious misconduct or otherwise terminate his employment for poor performance, his TR will be calculated as if his entitlement to an At Risk Bonus is nil.
Post Termination Payments and Benefits
     The tables below reflect the amount of compensation payable to each of Mr. Samela and Dr. Davies in the event of termination of their respective employment by the Company and MPAL under various circumstances. The amount of compensation payable upon resignation, retirement, disability, death, termination for cause and termination without cause (and in the case of Mr. Samela, for good reason following a change in control of the Company), of each NEO is estimated below. In each case, the amounts shown assume that the employment of Mr. Samela and Dr. Davies with the Company and MPAL, respectively, were terminated as of June 30, 2008.
Daniel J. Samela

				Following a “Change in Control”
						Termination for
					Termination	Good Reason or
			Termination	Termination	by Company	by Company
	Death or	Termination	Without	for Good	Within 2	Following 2
Benefit	Disability	for Cause	Cause	Reason	Years	Years
Severance Payment	$7,000 (1)	$7,000 (1)	$551,000 (2)	$558,000 (3)	$558,000 (3)	$187,000 (4)
Medical Coverage	0	0	0	45,000	45,000	0
Insurance Benefits	0	0	0	22,362	22,362	0
Equity Award Acceleration	0	0	0	0	0	0

Other Benefits	0	0	0	0	0	0

(1)	represents value of accrued unused vacation pay.

(2)	represents a severance payment of three times Mr. Samela’s current base salary and $5,000, which is the average of Mr. Samela’s bonus awarded during the prior three years.

(3)	represents $7,000 value of accrued unused vacation pay, a severance payment of three times Mr. Samela’s base salary and $5,000, which is the average of Mr. Samela’s bonus awarded during the prior three years.

(4)	represents a severance payment in an amount equal to Mr. Samela’s current base salary and $5,000, which is the average of Mr. Samela’s bonus awarded during the prior three years.

T. Gwynn Davies

					Termination by	Termination by Dr.
	Resignation/			Termination by	MPAL Without	Davies for “good
Benefit	Retirement	Death	Disability	MPAL for Cause	Cause	reason”
Severance Payment	0	0	0	0	$611,572 (1)	$701,070 (2)
Medical Coverage	0	0	0	0	0	0
Insurance Benefits	0	0	0	0	0	0
Equity Award Acceleration	0	0	0	0	0	0
Other Benefits	0	0	0	0	0	0

(1)	As of June 30, 2008, based on Dr. Davies 10 full years of service with MPAL since October 1997 and a TREC compensation total of $387,826 (or A$432,600), the total severance payment would be $611,572 (or A$682,177), comprised of one year’s TREC compensation and an additional amount of A$249,577, which is based on 30 weeks of credited service under Dr. Davies’ employment agreement. For purposes of this table, all amounts shown were converted into U.S. dollars using an exchange rate of 1 Aus. dollar = $0.8965 which was the average of the daily Aus.$/U.S.$ exchange rates for the fiscal year ended June 30, 2008.

(2)	If Dr. Davies terminates his employment with MPAL for good reason, MPAL will also make the A$682,177 payment described in footnote (1), plus an additional payment to Dr. Davies of $89,498 (or A$99,830), which is equal to Dr. Davies’ remuneration in lieu of three months’ notice as described in the narrative above.
Executive Compensation Tables
          The following table sets forth certain summary information concerning the compensation awarded to, paid to or earned by Mr. Samela, our President and Chief Executive Officer and Chief Financial and Accounting Officer, and Dr. Davies, the MPAL General Manager (collectively, the “Named Executive Officers”).
Summary Compensation Table

Name and Principal		Salary	Bonus	All Other
Position	Year	($)	($)	Compensation ($)		Total ($)
Daniel J. Samela,	2008	$182,000	$15,000	$50,713	(1)	$247,713
President and CEO and Chief Financial and Accounting Officer	2007	$182,000	$0	$49,002		$231,002

Dr. T. Gwynn	2008	$331,155	$0	$66,727	(2)	$397,882	(3)
Davies, General Manager,	2007	$276,815	$0	$53,741		$330,556
MPAL

(1)	Amount shown includes: (a) $28,770 payment to a SEP-IRA pension plan; (b) a $1,454 life insurance premium payment; (c) $5,489 of disability insurance premium payments; and (d) $15,000 of health insurance premium payments.

(2)	Amount shown includes: (a) Company payment of $32,022 (or A$35,719) to a superannuation fund in Australia selected by Dr. Davies, which is similar to an individual retirement plan account; (b) $24,648 (or A$27,494) in car allowance payments (which includes A$8,401 of fringe benefits tax payments); and (c) $10,056 (or A$11,217) in car parking payments (which includes A$2,517 of fringe benefit tax payments).

(3)	All cash compensation is paid to Dr. Davies in Australian dollars. For purposes of this table, all A.$ amounts shown were converted into U.S. dollars using an exchange rate of 1 Aus. dollar = $0.8965 which was the average of the daily Aus.$/U.S.$ exchange rates for the fiscal year ended June 30, 2008.
          Grant of Plan-Based Awards Table
          Because we did not issue any equity based compensation to our NEOs during the fiscal year ended June 30, 2008, the “grant of plan based awards” table required by Item 402(d) of Regulation S-K has been omitted.
          Outstanding Equity Awards at Fiscal Year-End
          The following table lists the outstanding stock options as of June 30, 2008 for each of our NEOs. The Company does not currently have any outstanding stock appreciation rights or other equity based awards under the 1998 Stock Option Plan or otherwise.

Option Awards
Number
	of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise
	(#)	(#)	Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date
(a)	(b)	(c)	(e)	(f)
Daniel J. Samela	30,000	0	$1.45	7/1/2015

Dr. T. Gwynn Davies	—	—	—	—
          Option Exercises and Stock Vested for Fiscal Year Ended June 30, 2008
          Because our NEOs did not exercise any stock options during the fiscal year ended June 30, 2008, the “Option Exercises and Stock Vested” table required by Item 402(g) of Regulation S-K has been omitted.
          Pension Benefits Table for Fiscal Year Ended June 30, 2008
          The following Pension Benefit Table shows certain information with respect to our NEOs under their retirement plan arrangements. Other than the annual payments described below, the Company has no plans that provide for specified retirement payments or benefits at, following, or in connection with the retirement of Mr. Samela and Dr. Davies.

Pension Benefits

Number of
		Years	Present
		Credited	Value of	Payments During Last
		Service	Accumulated Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Daniel J. Samela	IRA/SEP account	—	—	$28,770 (1)
Dr. T. Gwynn Davies	Superannuation Fund	—	—	$32,022 (2)

(1)	Under Mr. Samela’s employment agreement with the Company, the Company makes an annual contribution of 15% of Mr. Samela’s salary and bonus to a SEP-IRA account for Mr. Samela’s benefit. In fiscal year 2008, this contribution was $28,770. This amount is included in the “Other Compensation” column in the Summary Compensation Table above.

(2)	In compliance with Australian minimum compulsory superannuation laws, MPAL, as Dr. Davies’ employer, makes an annual contribution to a superannuation fund selected by Dr. Davies. In fiscal year 2008, this contribution was $32,022 (or A$35,719), using the exchange rate of 1 Aus. dollar = $0.8965 which was the average Aus.$/U.S.$ exchange rate for the fiscal year ended June 30, 2008. Through salary deduction payments, Dr. Davies also made additional personal contributions into his superannuation fund of A$64,281.
          Nonqualified Deferred Compensation
          Because neither the Company nor MPAL provide our NEOs with any forms of deferred compensation, the “Nonqualified Deferred Compensation” table required by Item 402(i) of Regulation S-K has been omitted.
Compensation Committee Report
We have reviewed and discussed the Compensation Discussion and Analysis with management of Magellan Petroleum Corporation and, based on our review and discussions and such other matters deemed relevant and appropriate by the Board, we recommend that the Compensation Discussion and Analysis be included in this Proxy Statement.
THE COMPENSATION COMMITTEE
Walter McCann (Chairman)
Ronald P. Pettirossi
Donald V. Basso
Compensation Committee Interlocks and Insider Participation
          The only officers or employees of the Company or any of its subsidiaries, or former officers or employees of the Company or any of its subsidiaries, who participated in the deliberations of the Board concerning executive officer compensation during the fiscal year ended June 30, 2008 were Messrs. Daniel T. Samela and Timothy L. Largay, Assistant Secretary. At the time of such deliberations, Mr. Largay was a director of the Company. Because he does not serve on the Board, Mr. Samela did not participate in any discussions or deliberations regarding his own compensation. Mr. Largay does not receive any compensation for his services as Assistant Secretary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
          Based on publicly available information filed with the SEC pursuant to the Securities Exchange Act of 1934, as of October 24, 2008, no person was the beneficial owner of more than five percent of the Company’s Common Stock.
Security Ownership of Management
          The following table sets forth information as to the number of shares of the Company’s Common Stock owned beneficially as of October 24, 2008 by each director of the Company and each Named Executive Officer listed in the Summary Compensation Table in Item 11 above, and by all directors and executive officers of the Company as a group:

	Amount and Nature
	of Beneficial
	Ownership*		Percent of
Name of Individual or Group	Shares	Options	Class
Donald V. Basso	11,000	100,000	*	*
Dr. T. Gwynn Davies	—	—	*	*
Timothy L. Largay	6,000	100,000	*	*
Walter McCann	59,368	100,000	*	*
Robert J. Mollah	—	100,000	*	*
Ronald P. Pettirossi	6,500	100,000	*	*
Daniel J. Samela	—	30,000	*	*
Directors and Executive Officers as a Group (a total of 7)	82,868	530,000	*	*

*	Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed.

**	The percent of class owned is less than 1%.
Performance Graph
          The graph below compares the cumulative total returns, including reinvestment of dividends, if applicable, on the Company’s Common Stock with the returns on companies in the NASDAQ Index and an Industry Group Index (the Hemscott Index).
          The chart displayed below is presented in accordance with SEC requirements. The graph assumes a $100 investment made on July 1, 2003 and the reinvestment of all dividends. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MAGELLAN PETROLEUM CORP.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON JULY 1,
2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JUNE 30, 2008

	2003	2004	2005	2006	2007	2008
MAGELLAN PETROLEUM CORP.	100.00	109.17	200.00	130.83	126.67	135.00
HEMSCOTT GROUP INDEX	100.00	141.88	219.68	292.74	373.63	532.58
NASDAQ MARKET INDEX	100.00	127.18	127.04	135.21	162.10	142.32

Equity Compensation Plan Information
     The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s existing equity compensation plan as of June 30, 2008.

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Issuance Under
	Outstanding	Options,	Equity Compensation
	Options, Warrants	Warrants and	Plans (Excluding
	and	Rights	Securities Reflected in
Plan Category	Rights (a) (#)	(b)($)	Column (a)) (c) (#)
Equity compensation plans approved by security holders	530,000	$1.51	295,000
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
          The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is the Company’s preference to avoid conflicts of interest and related person transactions. The Company has adopted Standards of Conduct, a copy of which is located on the Company’s website, www.magpet.com, under the heading “Corporate Governance”, which addresses conflicts of interest and related person transaction matters. It is the Company’s policy for the Board to review and approve any related person transactions involving members of the Board and executive officers. In addition, annually, the Corporate Secretary obtains responses of the Directors and executive officers to questions regarding the employment of family and other relationships to assist the Board with its review of these matters. Based on these reviews, the Board has determined that the Company did not engage in any transactions during the fiscal year ended June 30, 2008 with related persons which would require disclosure under Item 404 of Regulation S-K adopted by the SEC.
Director Independence
          The Company’s Common Stock is listed on the NASDAQ Capital Market under the trading symbol “MPET”. NASDAQ listing rules require that a majority of the Company’s directors be “independent directors” as defined by NASDAQ corporate governance standards. Generally, a director does not qualify as an independent director if the director has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or is an employee of the Company.
          The Board has made its annual determination, concluding that each of Messrs. Basso, Largay, McCann, Mollah and Pettirossi are “independent” for purposes of Nasdaq listing standards, and that each of the three members of the Audit Committee are also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934. The Board based these determinations primarily on a review of Company records and the responses of the Directors and executive officers to questions regarding employment and compensation history, affiliations, family and other relationships, together with an examination of those companies with whom the Company transacts business.
Item 14. Principal Accountant Fees and Services
          During the fiscal years ended June 30, 2008 and June 30, 2007, the Company retained its current principal auditor, Deloitte & Touche LLP, to provide services in the following categories and amounts.
Audit Fees
The aggregate fees paid or to be paid to Deloitte & Touche, LLP for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and the audit of financial statements included in the Annual Report on Form 10-K for the fiscal years ended June 30, 2008 and June 30, 2007 were $587,857 and $372,084, respectively.
Audit-Related Fees
The aggregate fees paid or to be paid to Deloitte & Touche, LLP in connection with the Company’s audit-related services during the fiscal year ended June 30, 2008 and June 30, 2007 were $4,913 and $0, respectively.
Tax Fees
The aggregate fees paid or to be paid to Deloitte & Touche, LLP for tax services was $42,589 and $17,234 for the fiscal years ended June 30, 2008 and June 30, 2007, respectively.
All Other Fees
The aggregate fees paid or to be paid to Deloitte & Touche, LLP for other services for the fiscal years ended June 30, 2008 and June 30, 2007 were $0 and $47,487, respectively.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (c) Exhibits.
     The following exhibits are filed as part of this report:
Item Number
     10. Material contracts.
     (r) Employment Agreement between T. Gwynn Davies and Magellan Petroleum Australia Limited, dated November 1, 2007, filed herewith.
     31. Rule 13a-14(a) Certifications.
     Certification of Daniel J. Samela, President, Chief Executive Officer and Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION (Registrant)

/s/ Daniel J. Samela
Daniel J. Samela
President, Chief Executive Officer, Chief
Financial and Accounting Officer
Dated: October 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel J. Samela	President, Chief Executive
Daniel J. Samela	Officer, Chief Financial and Accounting Officer	Dated: October 28, 2008

/s/ Donald V. Basso		Dated: October 28, 2008
Donald V. Basso	Director

/s/ Timothy L. Largay		Dated: October 28, 2008
Timothy L. Largay	Director

/s/ ROBERT MOLLAH		Dated: October 28, 2008
Robert Mollah	Director

/s/ Walter Mccann		Dated: October 28, 2008
Walter Mccann	Director

/s/ Ronald P. Pettirossi		Dated: October 28, 2008
Ronald P. Pettirossi	Director

INDEX TO EXHIBITS

10(r)	Employment Agreement between T. Gwynn Davies and Magellan Petroleum Australia Limited, dated November 1, 2007.

31 .	Rule 13a-14(a) Certifications.