Form 10-Q
period 2008-11-12
MAGELLAN PETROLEUM CORP /DE/
filed 2008-11-13
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer’s single class of common stock as of November 10, 2008 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

September 30, 2008

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	JUNE 30, 2008
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$35,945,887	$34,615,228
Accounts receivable — Trade (net of allowance for doubtful accounts of $89,091 and $99,344 at September 30, 2008 and June 30, 2008, respectively)	5,796,469	8,357,839
Accounts receivable — working interest partners	—	112,330
Marketable securities	1,253,018	1,708,222
Inventories	869,212	1,260,189
Other assets	325,733	404,160
Total current assets	44,190,319	46,457,968
Deferred income taxes	5,786,883	6,368,665
Property and equipment, net:
Oil and gas properties (successful efforts method)	118,384,591	138,556,513
Land, buildings and equipment	2,890,888	3,346,368
Field equipment	888,377	1,040,281
	122,163,856	142,943,162
Less accumulated depletion, depreciation and amortization	(101,058,571)	(114,495,875)
Net property and equipment	21,105,285	28,447,287
Goodwill	4,020,706	4,020,706
Total assets	$75,103,193	$85,294,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,885,091	$2,929,445
Accounts payable-working interest partners	207,566	—
Accrued liabilities	1,740,211	1,891,194
Income taxes payable	4,408,596	3,857,766
Total current liabilities	8,241,464	8,678,405
Long term liabilities:
Deferred income taxes	2,254,784	2,507,712
Other long term liabilities	52,137	48,998
Asset retirement obligations	9,198,850	11,596,084
Total long term liabilities	11,505,771	14,152,794
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares, outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,216,143	73,216,143
Accumulated deficit	(21,349,683)	(22,857,494)
Accumulated other comprehensive income	3,074,497	11,689,777
Total stockholders’ equity	55,355,958	62,463,427
Total liabilities and stockholders’ equity	$75,103,193	$85,294,626

Note: The balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED September 30,
	2008	2007
REVENUES:
Oil sales	$5,645,587	$4,732,820
Gas sales	4,309,072	3,989,184
Other production related revenues	484,025	599,929
Total revenues	10,438,684	9,321,933
COSTS AND EXPENSES:
Production costs	2,986,862	2,098,026
Exploration and dry hole costs	723,400	2,013,474
Salaries and employee benefits	466,192	444,509
Depletion, depreciation and amortization	2,500,950	4,408,364
Auditing, accounting and legal services	267,470	237,051
Accretion expense	158,415	170,208
Shareholder communications	90,579	47,066
Gain on sale of field equipment	(3,506)	(9,653)
Other administrative expenses	769,069	869,913
Total costs and expenses	7,959,431	10,278,958
Operating income (loss)	2,479,253	(957,025)
Interest income	628,169	489,217
Income (loss) before income taxes	3,107,422	(467,808)
Income tax provision	(1,599,611)	(6,638)
NET INCOME (LOSS)	$1,507,811	$(474,446)
Average number of shares outstanding
Basic	41,500,325	41,500,325
Diluted	41,511,775	41,500,325
NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)	$0.04	$(0.01)

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	THREE MONTHS ENDED September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$1,507,811	$(474,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of field equipment	(3,506)	(9,653)
Depletion, depreciation and amortization	2,500,950	4,408,364
Accretion expense	158,415	170,208
Deferred income taxes	(630,666)	(7,890)
Exploration and dry hole costs	515,595	2,013,474
Increase (decrease) in operating assets and liabilities:
Accounts receivable	1,569,513	(1,433,939)
Other assets	78,430	88,106
Inventories	224,530	5,329
Accounts payable and accrued liabilities	12,994	(3,182,900)
Income taxes payable	1,192,182	(589,618)
Net cash provided by operating activities	7,126,248	987,035
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	3,506	9,653
Additions to property and equipment	(171,238)	(1,386,371)
Oil and gas exploration activities	(515,595)	(2,013,474)
Marketable securities matured	455,204	737,769
Marketable securities purchased	—	(250,747)
Net cash used in investing activities	(228,123)	(2,903,170)
FINANCING ACTIVITIES:
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	(5,567,466)	1,430,886
Net increase (decrease) in cash and cash equivalents	1,330,659	(485,249)
Cash and cash equivalents at beginning of period	34,615,228	28,470,448
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,945,887	$27,985,199
Cash Payments:
Income taxes	1,038,095	615,388

Supplemental Schedule of Noncash Investing and Financing Activities:
Revision to estimate of asset retirement obligations	(995,621)	—
Write off of expired license	252,276	—
Accounts payable related to property and equipment	1,346,046	872,847

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Magellan Petroleum Corporation (the “Company” or “MPC”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), three petroleum production leases covering the Nockatunga oil fields (41% working interest) and eleven licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga fields are located in the Cooper Basin in South West Queensland. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Santos Ltd. is the operator of the Mereenie and Nockatunga fields.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. All amounts presented are in United States dollars, unless otherwise noted.

 Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), was effective for the Company beginning July 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The Company has not elected to apply the fair value option and, therefore, concluded that the adoption of SFAS 159 has no impact on its consolidated financial statements.

Note 2. Comprehensive (Loss) Income

   Total comprehensive (loss) income during the three month periods ended September 30, 2008 and 2007 was as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at June 30, 2008			$11,689,777
Net income (loss)	$1,507,811	$(474,446)
Foreign currency translation adjustments	(8,615,280)	2,305,487	(8,615,280)
Total comprehensive (loss) income	$(7,107,469)	$1,831,041
Balance at September 30, 2008			$3,074,497

Note 3. Earnings (Loss) per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method.

For the three month period ended September 30, 2008, the Company had 100,000 outstanding options that were issued that had a strike price below the average stock price for the period and resulted in 11,450 incremental diluted shares for the respective period. For the three month period ended September 30, 2008 and 2007, the Company had 430,000 stock options outstanding that were anti-dilutive. There were no other potentially dilutive items at September 30, 2008 and 2007.

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

Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED September 30,
	2008	2007
Revenues:
MPC	$91	$59
MPAL	10,348	9,263
Total consolidated revenues	$10,439	$9,322
Net income (loss):
MPC	$(615)	$(489)
MPAL	2,123	15
Consolidated net income (loss)	$1,508	$(474)

Note 5. Exploration and Dry Hole Costs

These costs relate primarily to the exploration work being performed on MPAL’s properties. During the three months ended September 30, 2008 and 2007, the Company incurred exploration and dry hole costs of $723,400 and $2,013,474.

Note 6. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the three months ended September 30, 2008 was as follows:

Balance at July 1, 2008	$11,596,084
Liabilities incurred	—
Liabilities settled	—
Accretion expense	158,415
Revisions to estimate	(995,621)
Exchange effect	(1,560,028)
Balance at September 30, 2008	$9,198,850

During the three month period ended September 30, 2008, the Company decreased the Mereenie asset retirement obligation by a net amount of $995,621 due to extending the expected restoration date from 2009 to 2014, which was partially offset by an increase in estimated costs. It was originally estimated that this liability would be retired at the end of the supply contract, but due to potential supply obligations this has been extended to 2014.This change in estimate resulted in a decrease to operating income and income before income taxes of $177,944 and a decrease in net income of $90,306, or $0.00 per share (basic and diluted).

Note 7. Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year.  This rate has been used in providing for income taxes on a current year-to-date basis. The effective rate used in providing for income taxes for the period ended September 30, 2008 and 2007, respectively, was 51% and (1%).  The increase in the effective rate is due to higher estimated U. K. exploration expenses in the current year which do not generate a tax benefit.

Note 8. Fair Value Measurements

On July 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for defining and measuring fair value and requires expanded disclosures about fair value measurements.  The Company’s only items to which SFAS 157 applies are cash equivalents which are classified as Level 1 in the fair value hierarchy.  These investments are traded in active markets and quoted prices are available for identical investments.  The fair value of these investments at September 30, 2008 is $34,020,521.

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

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for deferred tax assets when it is more likely than not that such assets will not be recovered.

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

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year.  This rate has been used in providing for income taxes on a current year-to-date basis. The effective rate used in providing for income taxes for the period ended September 30, 2008 and 2007, respectively, was 51% and (1%).  The increase in the effective rate is due to higher estimated U. K. exploration expenses in the current year which do not generate a tax benefit.

Nondepletable Assets

At September 30, 2008 and June 30, 2008, oil and gas properties include $6.2 million and $6.8 million, respectively, of capitalized costs that are currently not being depleted.  Components of these costs are as follows:

	At September 30, 2008		At June 30, 2008
Nondepletable capitalized costs	A.$	US.$	A.$	US.$
PEL 106 – Cooper Basin (1) (2)	$1,929,470	$1,584,288	$1,929,470	$1,855,186
Weald/Wessex Basin U.K. (1)	578,686	475,159	571,955	549,935
Exploration permits and licenses – Australia and U.K. (3)	—	4,173,473	—	4,425,749
Total		$6,232,920		$6,830,870

(1)	Capitalized exploratory well costs pending the start of production.
(2)
These costs were capitalized during the year ended June 30, 2006 and remain capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. Efforts are currently being made to market the gas from this well.

(3)
The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. The Company estimates the value of these assets based upon drilling activity, estimated cash flow and commitments.

Goodwill

Goodwill is not amortized. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired in accordance with methodologies prescribed in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company estimates future cash flows to determine if any impairment has occurred. There were no indicators of impairment during the quarter ended September 30, 2008. The annual impairment test will be performed in the fourth quarter.

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil & gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.

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

Executive Summary

MPC is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC's principal asset is a 100% equity interest in its subsidiary, MPAL. MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), three petroleum production leases covering the Nockatunga oil fields (41% working interest) and eleven licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga fields are located in the Cooper Basin in South West Queensland. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Since 2006, MPAL has refocused its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio.

The Palm Valley Darwin contract expires in January 2012 and the Mereenie contracts expire in June 2009. MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. Supply obligations under the Mereenie contracts cease in May 2009. Power and Water Corporation (“PWC”) has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009.  Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available.  MPAL is actively pursuing gas sales contracts for the remaining reserves.  While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available there will be stronger competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008 and $3.5 million (net of royalties) or 84% of total gas sales for the quarter ended September 30, 2008.

 LIQUIDITY AND CAPITAL RESOURCES

Consolidated

At September 30, 2008, the Company on a consolidated basis had $35,945,887 of cash and cash equivalents and $1,253,018 of marketable securities.

For the three months ended September 30, 2008 net cash provided by operations was $7,126,248 versus $987,035 in 2007. The increase in cash provided by operations is primarily due to the increase in net income, income taxes and accounts payable and a decrease in accounts receivable.

The Company invested $686,833 and $3,399,845 in oil and gas exploration activities, which includes additions to property and equipment, during the three months ended September 30, 2008 and 2007, respectively. The decrease was due to reduced drilling activities in 2008.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar decreased 15% to $.8211 at September 30, 2008, compared to a value of $.9615 at June 30, 2008.

As to MPC

At September 30, 2008, MPC, on an unconsolidated basis, had working capital of approximately $1.4 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and near term cash requirements.

As to MPAL

At September 30, 2008, MPAL had working capital of approximately $34.3 million. MPAL has budgeted approximately (Aus) $6.0 million for specific exploration projects in fiscal year 2009 as compared to (Aus) $0 expended in the three months ended September 30, 2008. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively.  MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009.  Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available.  MPAL is actively pursuing gas sales contracts for the remaining reserves.  While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009 which could materially affect liquidity. Mereenie gas sales were approximately $3.5 million (net of royalties) or 84% of total gas sales for the quarter ended September 30, 2008.

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

The following is a summary of our consolidated contractual obligations at September 30, 2008, in thousands:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating Lease Obligations	$173	$173	$—	$—	$—
Purchase Obligations (1)	6,965	6,965	—	—	—
Asset Retirement Obligations (2)	13,077	—	241	2,299	10,537
Total	$20,215	$7,138	$241	$2,299	$10,537
______________
(1)
Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $22,848,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $22,827,000 (1-3 years), $21,000 (3-5 years).

(2)
During the three month period ended September 30, 2008, the Company decreased the Mereenie asset retirement obligation by a net amount of $995,000 due to a change in cost estimates and expected restoration date from 2009 to 2014 (see Note 6 to the Financial Statements).  It was originally estimated that this liability would be retired at the end of the contract, but due to potential supply obligations this has been extended to 2014. The amounts above represent the undiscounted liability.

THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. SEPTEMBER 30, 2007

REVENUES

Significant changes in revenues are as follows:

	THREE MONTHS ENDED September 30,
	2008	2007	$ Variance	% Variance

Oil sales	$5,645,587	$4,732,820	$912,767	19%
Gas sales	4,309,072	3,989,184	319,888	8%
Other production related revenues	484,025	599,929	(115,904)	(19%)

OIL SALES INCREASED due to a net 65% increase in average price per barrel and the 5% increase in the average exchange rate discussed below offset by a net 33% decrease in production. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2008 SALES		2007 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia:
Mereenie field	23,274	143.22	25,034	89.56	(7%)	60%
Cooper Basin	1,191	150.92	2,033	93.27	(41%)	62%
Nockatunga project	17,176	127.80	34,837	78.23	(51%)	63%
Total	41,641	137.12	61,904	83.33	(33%)	65%

GAS SALES INCREASED due to a 1% increase in the average price per mcf and the 5% increase in the average exchange rate discussed below offset by a 5% decrease in volume.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2008 SALES		2007 SALES
		AVERAGE PRICE		AVERAGE PRICE	% Variance BCF	% Variance A.$ PER MCF
	BCF	A.$ PER MCF	BCF	A.$ PER MCF
Australia: Palm Valley	.306	2.24	.345	2.21	(11%)	1%
Australia: Mereenie	1.041	3.43	1.079	3.49	(4%)	(1%)
Total	1.347	3.15	1.424	3.17	(5%)	(1%)

COSTS AND EXPENSES

Significant changes in costs and expenses are as follows:

	THREE MONTHS ENDED September 30,
	2008	2007	$Variance	% Variance
Production costs	$2,986,862	$2,098,026	$888,836	42%
Exploration and dry hole costs	723,400	2,013,474	(1,290,074)	(64%)
Depletion, depreciation and amortization	2,500,950	4,408,364	(1,907,414)	(43%)

PRODUCTION COSTS INCREASED as the result of increased expenditures for contract services, crude haulage, pipeline tariff and salaries in the Nockatunga and Mereenie fields and the 5% increase in the average exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED in 2008 due to the decreased drilling costs related to the Cooper Basin drilling program, partially offset by a $252,276 write off of a U.K. exploration license that expired in September 2008 and the 5% increase in the average exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2008 due to lower depletable costs offset by higher depletion rates and the 5% increase in the average exchange rate described below.

INCOME TAXES

INCOME TAX PROVISION INCREASED due to the increase in income before taxes.  The effective tax rate used to calculate the tax provision at September 30, 2008 was 51% compared to (1%) at September 30, 2007.  The increase in the effective rate is due to higher estimated U. K. exploration expenses in the current year which do not generate a tax benefit.

                EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.8211 at September 30, 2008 compared to a value of $.9615 at June 30, 2008. This resulted in an $8,615,280 charge to the foreign currency translation adjustments account for the three months ended September 30, 2008. The average exchange rate used to translate MPAL’s operations in Australia was $.8908 for the quarter ended September 30, 2008, which was a 5% increase compared to the $.8477 rate for the quarter ended September 30, 2007.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates among the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future.  Recently, the U.S. dollar has strengthened significantly against the Australian dollar which has had, and may continue to have, a materially negative impact on our revenues generated in the Australian dollar, as well as our operating income and net income, as considered on a consolidated basis. Any continued appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income.  Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling.  Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollar could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $1,044,000 and $796,000, for the three months ended September 30, 2008, respectively.

For the three month period ended September 30, 2008, oil sales represented approximately 57% of production revenues. Based on the current three month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $565,000. Gas sales, which represented approximately 43% of production revenues in the current three months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended September 30, 2008.

At September 30, 2008, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $37.2 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. These marketable securities have not been impacted by the US credit crisis.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Daniel J. Samela, the Company’s President, Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION
SEPTEMBER 30, 2008

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2008.  We have revised our risk factor entitled “Oil and Gas Prices are Volatile” under the heading “Risks Related to the Oil and Gas Industry” to describe recent steep declines in worldwide oil and gas prices.  We have also added two new risk factors: (1) a discussion of the growing U.S. and worldwide financial and credit crisis, and the impacts that these conditions may have on us and (2) a discussion of exchange rate fluctuations.

Other than these changes, there have not been any material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended June 30, 2008.

RISKS RELATED TO THE OIL AND GAS INDUSTRY

Oil and gas prices are volatile and have declined significantly in recent months. A sustained decline in prices could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty.  Furthermore, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices. [Oil prices declined from record levels in early July 2008 of over $140 per barrel to below $70 per barrel in late October 2008, while natural gas prices have declined from over $13 per mcf to below $7 per mcf over the same period.

Sustained declines in oil and gas prices (such as those experienced in the second half of 2008) would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Approximately 62% of our proved reserves at June 30, 2008 were natural gas reserves. Existing gas sales contracts in Australia are long term contracts with the gas price movements related to the Australian Consumer Price Index. Future gas sales not governed by existing contracts would generate lower revenue if natural gas prices in Australia were to decline. Sales of our proved oil reserves are dependent on world oil prices. The volatility of these prices will affect future oil revenues. Based on 2008 gas and oil sales volumes and revenues, a 10% change in gas prices would increase or decrease gas revenues by approximately $1,850,000 and a 10% change in oil prices would increase or decrease oil revenue by approximately $1,979,000.

Difficult conditions resulting from the U.S. and worldwide financial and credit crisis, and growing concerns over recessions in the U.S. and Australian economies, may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Recently, the United States and many other nations (including Australia) around the world have undergone a financial and credit crisis. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. and elsewhere have contributed to increased market volatility and disruptions and diminished expectations for the U.S. and world economies and markets going forward.  These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown and fears of a possible U.S. and global recession.

In addition, the U.S. and worldwide capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.  Since September 2008, market volatility and disruptions have reached unprecedented levels, leading in many cases to unprecedented government legislation and other actions to stabilize world markets and financial institutions and promote consumer and investor confidence.

Continuing volatility and disruption in worldwide capital and credit markets and further deteriorating conditions in the U.S. and Australian economies could affect our revenues and earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.   For example, purchasers of our oil and gas production may reduce the amounts of oil and gas they purchase from us and/or delay or be unable to make timely payments to us.

Further, a number of our oil and gas properties are operated by third parties whom we depend upon for timely performance of drilling and other contractual obligations and, in some cases, for distribution to us of our proportionate share of revenues from sales of oil and gas we produce.  If current economic conditions adversely impact our third party operators, we are exposed to the risk that drilling operations or revenue disbursements to us could be delayed. This “trickle down” effect could significantly harm our business, financial condition and results of operation.

Currency exchange rate fluctuations may negatively affect our operating results.

The exchange rates among the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future.  Recently, the U.S. dollar has strengthened materially against the Australian dollar which has had, and may continue to have, a materially negative impact on our revenues generated in the Australian dollar, as well as our operating income and net income, as considered on a consolidated basis. Any continued appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income.  Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling.  Accordingly, any material appreciation of the U.K. pound sterling against the U.S. dollar could have a negative impact on our business, operating results and financial condition.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
July 1-31, 2008	0	0	0	319,150
August 1-31, 2008	0	0	0	319,150
September 1-30, 2008	0	0	0	319,150
___________
(1)
The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2008, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

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
September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: November 13, 2008                                                                         By/s/ Daniel J. Samela
Daniel J. Samela, President and Chief Executive Officer,
Chief Financial and Accounting Officer