Form 10-Q
period 2008-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2009-02-23
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
     The number of shares outstanding of the issuer’s single class of common stock as of February 20, 2009 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
December 31, 2008

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q
Explanatory Note
     As more fully described in Note 10 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q, subsequent to the issuance of our 2008 annual report on Form 10-K we determined that our consolidated statement of cash flows for the years ended June 30, 2008, 2007 and 2006, as well as the interim periods in the years then ended, contained errors which affected the classification of certain cash outflows as either investing and operating activities. The statement of cash flows for the six months ended December 31, 2007 as contained herein has been restated to correct for these matters which have no impact on the change in cash and cash equivalents.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	JUNE 30,
	2008	2008
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$31,675,633	$34,615,228
Accounts receivable — Trade (net of allowance for doubtful accounts of $77,328 and $99,344 at December 31, 2008 and June 30, 2008, respectively)	3,005,342	8,357,839
Accounts receivable — working interest partners	217,995	112,330
Marketable securities	747,793	1,708,222
Inventories	1,170,413	1,260,189
Other assets	257,377	404,160

Total current assets	37,074,553	46,457,968

Deferred income taxes	5,077,066	6,368,665
Property and equipment, net:
Oil and gas properties (successful efforts method)	101,020,722	138,556,513
Land, buildings and equipment	2,485,749	3,346,368
Field equipment	747,293	1,040,281

	104,253,764	142,943,162
Less accumulated depletion, depreciation and amortization	(88,206,265)	(114,495,875)

Net property and equipment	16,047,499	28,447,287
Goodwill	4,020,706	4,020,706

Total assets	$62,219,824	$85,294,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,191,871	$2,929,445
Accrued liabilities	1,315,705	1,891,194
Income taxes payable	2,236,798	3,857,766

Total current liabilities	5,744,374	8,678,405

Long term liabilities:
Deferred income taxes	2,060,075	2,507,712
Other long term liabilities	54,218	48,998
Asset retirement obligations	7,860,798	11,596,084

Total long term liabilities	9,975,091	14,152,794

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares, outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,227,515	73,216,143
Accumulated deficit	(21,874,377)	(22,857,494)
Accumulated other comprehensive income	(5,267,780)	11,689,777

Total stockholders’ equity	46,500,359	62,463,427

Total liabilities and stockholders’ equity	$62,219,824	$85,294,626

Note: The balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008	2007
REVENUES:
Oil sales	$1,832,005	$4,887,721	$7,477,592	$9,620,541
Gas sales	2,999,857	4,772,980	7,308,929	8,762,164
Other production related revenues	340,422	713,280	824,447	1,313,209

Total revenues	5,172,284	10,373,981	15,610,968	19,695,914

COSTS AND EXPENSES:
Production costs	1,279,944	2,525,231	4,266,806	4,623,257
Exploration and dry hole costs	543,977	724,117	1,267,377	2,737,591
Salaries and employee benefits	347,793	375,840	813,985	820,349
Depletion, depreciation and amortization	2,060,331	4,365,856	4,561,281	8,774,220
Auditing, accounting and legal services	422,329	321,052	689,799	558,103
Accretion expense	119,861	176,180	278,276	346,388
Shareholder communications	122,593	154,222	213,172	201,288
Loss (gain) on sale of field equipment	15,367	(17,304)	11,861	(26,957)
Other administrative expenses	524,181	771,732	1,293,250	1,641,645

Total costs and expenses	5,436,376	9,396,926	13,395,807	19,675,884

Operating (loss) income	(264,092)	977,055	2,215,161	20,030
Interest income	460,375	569,862	1,088,544	1,059,079

Income before income taxes	196,283	1,546,917	3,303,705	1,079,109
Income tax provision	(720,977)	(12,327,026)	(2,320,588)	(12,333,664)

NET (LOSS) INCOME	$(524,694)	$(10,780,109)	$983,117	$(11,254,555)

Average number of shares outstanding
Basic	41,500,325	41,500,325	41,500,325	41,500,325

Diluted	41,500,325	41,500,325	41,500,325	41,500,325

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)	$(0.01)	$(0.26)	$0.02	$(0.27)

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	December 31,
	2008	2007
		(As restated,
		see Note 10)
OPERATING ACTIVITIES:
Net income (loss)	$983,117	$(11,254,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of field equipment	11,861	(26,957)
Depletion, depreciation and amortization	4,561,281	8,774,220
Accretion expense	278,276	346,388
Deferred income taxes	(1,029,522)	(324,744)
Stock option expense	11,372	—
Write off of exploration permit	321,259	—
Exploration and dry hole costs	1,259	1,433,361
Changes in operating assets and liabilities:
Accounts receivable	3,462,482	(3,290,960)
Other assets	146,783	117,976
Inventories	(319,336)	(358,054)
Accounts payable and accrued liabilities	1,051,920	(192,772)
Income taxes payable	(548,152)	10,360,482

Net cash provided by operating activities	8,932,600	5,584,385
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	29,366	26,957
Additions to property and equipment	(1,509,451)	(4,585,112)
Oil and gas exploration activities	(116,066)	(1,433,361)
Marketable securities matured	960,428	1,474,988
Marketable securities purchased	—	(501,228)

Net cash used in investing activities	(635,723)	(5,017,756)

FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(11,236,472)	1,195,601

Net (decrease) increase in cash and cash equivalents	(2,939,595)	1,762,230
Cash and cash equivalents at beginning of period	34,615,228	28,470,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,675,633	$30,232,678

Cash Payments:
Income taxes	3,898,260	2,297,926

Supplemental Schedule of Noncash Investing and Financing Activities:
Revision to estimate of asset retirement obligations	(995,621)	42,882
Write off of expired license	321,259	—
Accounts payable related to property and equipment	361,076	1,654,587
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
     The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 in addition to our September 30, 2008 Form 10-Q. All amounts presented are in United States dollars, unless otherwise noted.
Recent Accounting Pronouncements
     On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. This is effective the Company for the fiscal year ended June 30, 2010. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.
Goodwill
     The aggregate amount of goodwill at June 30, 2008 and 2007 was $4,020,706. All of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30. Due to the significant decrease in world oil prices and the fact that our stock is trading significantly below our tangible book value an impairment test was performed as of December 31, 2008. We determined that no impairment exists.
     We employ the adjusted balance sheet method to estimate the fair value of MPAL. This method entails estimating the fair value of all of MPAL’s balance sheet items as of the valuation date. If the adjusted equity value, after considering the fair values of the assets and liabilities, is greater than the carrying value of MPAL, then no impairment is indicated.
     As part of this review we also considered whether or not oil and gas properties were impaired using the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and determined there was no impairment.
Note 2. Comprehensive Loss

     Total comprehensive loss during the three and six month periods ended December 31, 2008 and 2007 was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED		ACCUMULATED OTHER
	DECEMBER 31,		DECEMBER 31,		COMPREHENSIVE
	2008	2007	2008	2007	(INCOME) LOSS
Balance at June 30, 2008					$11,689,777
Net (loss) income	$(524,694)	$(10,780,109)	$983,117	$(11,254,555)
Foreign currency translation adjustments	(8,342,277)	(162,924)	(16,957,557)	2,142,563	(16,957,557)

Total comprehensive loss	$(8,866,971)	$(10,943,033)	$(15,974,440)	$(9,111,992)

Balance at December 31, 2008					$(5,267,780)

Note 3. Earnings (Loss) per Share
     Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method.
     During the three and six month periods ended December 31, 2008, the Company issued 3.1 million stock options. These options have been issued under a new stock option plan which is subject to shareholder approval at the next annual shareholders meeting. As this approval is pending, there is no grant date for accounting purposes and, consequently, there was no financial statement impact during this period. If approved, the accounting impact of these options will be material to the Company’s financial statements. During the three and six month periods ended December 31, 2007, the Company did not issue any stock options. At December 31, 2008 and 2007, the Company did not have any stock options that were issued that had a strike price below the average share price for the period. Accordingly, there were no potentially dilutive items at December 31, 2008 and 2007.
Note 4. Segment Information
     The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL. The Company’s chief operating decision maker is William H. Hastings (President and Chief Executive Officer) who reviews the results of the MPC and MPAL businesses on a regular basis. MPC and MPAL both engage in business activities from which it may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment. Although there is discreet information available below the MPAL level, their products and services, production processes, market distribution and customers are similar in nature. In addition, MPAL has a management team which focuses on drilling efforts, capital expenditures and other operational activities.
     Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008	2007
Revenues:
MPC	$26	$31	$117	$91
MPAL	5,146	10,343	15,494	19,605

Total consolidated revenues	$5,172	$10,374	$15,611	$19,696

Net (loss) income:
MPC	$(819)	$(655)	$(1,434)	$(1,144)
MPAL	294	(10,125)	2,417	(10,111)

Consolidated net (loss) income	$(525)	$(10,780)	$983	$(11,255)

Note 5. Exploration and Dry Hole Costs
     These costs relate primarily to the exploration work being performed on MPAL’s properties. Components of these costs are as follows:

	SIX MONTHS ENDED
	DECEMBER 31,
Exploration and Dry Hole Costs	2008	2007
Farmout, Field Monitoring and Technical Costs	$696,509	$1,304,230
Seismic Data and Acquisition Costs (1)	248,350	—
Dry Hole Drilling (2)	1,259	1,433,361
Write off expired permits — U.K.	257,519	—
Impairment loss — U.K permits	63,740	—

Total	$1,267,377	$2,737,591

(1)	Seismic data costs relating to Nockatunga project and PEDL’s 231, 234, and 243 in the Weald Basin in the U.K. in 2008.

(2)	Dry hole costs of $1,337,813 in the Cooper Basin and $95,548 in the Weald Basin in the U.K in 2007.
Note 6. Asset Retirement Obligations
     A reconciliation of the Company’s asset retirement obligations for the six months ended December 31, 2008 was as follows:

Balance at July 1, 2008	$11,596,084
Liabilities incurred	—
Liabilities settled	—
Accretion expense	278,276
Revisions to estimate	(995,621)
Exchange effect	(3,017,941)

Balance at December 31, 2008	$7,860,798

     During the first quarter of fiscal 2009, the Company decreased the Mereenie asset retirement obligation by a net amount of $995,621 due to extending the expected restoration date from 2009 to 2014, which was partially offset by an increase in estimated costs. It was originally estimated that this liability would be retired at the end of the supply contract, but due to potential supply obligations this has been extended to 2014. This change in estimate resulted in a decrease to operating income and income before income taxes of $177,944 and a decrease in net income of $90,306.
Note 7. Income Taxes
     The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis for the six months ended December 31, 2008 is 70%. The Company revised its estimate from the effective rate of 51% used in providing income taxes for the three months ended September 30, 2008 due to an increase in the estimate of MPC loss for fiscal 2009, which does not generate a tax benefit.

	Three Months ended	Six Months ended
	December 31, 2008	December 31, 2008
Net income before taxes	$196,283	$3,303,705

Tax at statutory rate of 30%	58,885	991,112
Tax on permanent items (1)	77,254	1,300,288

Tax at effective tax rate of 70%	136,139	2,291,400
Tax on first quarter net income before tax due to increase in effective rate	578,329	—
Canadian taxes	6,509	29,188

Total tax provision	$720,977	$2,320,588

(1)	Permanent items are income or expenses that do not generate taxes or tax benefits and therefore decrease or increase the effective tax rate. For 2008, significant permanent items include U.K exploration expenses and estimated loss at MPC which do not generate tax benefits.
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
     Based upon the advice of Australian tax counsel, the Company and the ATO held settlement discussions concerning this matter during the quarter ended December 31, 2007. In order to avoid a protracted and costly legal battle with the ATO, diversion of company management and resources away from Company business and the possibility of a higher payment with a loss in court, the

Company decided to settle this matter. On December 21, 2007, MPAL reached an agreement in principle to settle this dispute for an aggregate settlement payment by MPAL to the ATO of (Aus) $14,641,994. This is comprised of (Aus) $10,340,796 in amended taxes and (AUS) $4,301,198 of interest on the amended taxes. No penalties were assessed as part of this settlement. The agreement in principle to settle the dispute was conditioned upon MPAL and the ATO agreeing on formal terms of settlement in a binding agreement (the Deed of Settlement) which the parties agreed to negotiate and sign promptly. As further agreed by the parties, the ATO issued assessments for the agreed upon amended tax liabilities in January 2008. Under the final terms of the Deed of Settlement signed by the parties on February 7, 2008, MPAL agreed not to object to or appeal the ATO’s amended assessments. The Deed of Settlement with the ATO constituted a complete release and extinguishment of the tax liabilities of MPAL and its subsidiaries with respect to the amended assessments and the prior bad debt deductions.
Note 8. Fair Value Measurements
     On July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for defining and measuring fair value and requires expanded disclosures about fair value measurements. The Company’s only items to which SFAS 157 applies are cash equivalents which are classified as Level 1 in the fair value hierarchy. These investments are traded in active markets and quoted prices are available for identical investments. The fair value of these investments at December 31, 2008 was $30,055,335 that consists of $4,101,481 in money market accounts which fall under Level 1 and $25,953,854 in time deposit accounts. The Company also has $747,293 in marketable securities which are held to maturity and are carried at their amortized cost.
Note 9. Subsequent Events
     On February 9, 2009, the Company entered into a definitive securities purchase agreement with Young Energy Prize S.A. (“YEP”), a Luxembourg corporation, providing for a $10 million equity investment in the Company. YEP is a European firm targeting investments in the exploitation of underdeveloped oil and gas fields and in energy small-cap equity issues which have become undervalued in these challenging times. YEP may make its investment through YEP 1 SIF-SICAV (“YEP 1”), a specialized investment fund based in Luxembourg. Closing under the purchase agreement is subject to receipt of shareholder approval of the investment and an amendment to the Company’s certification of incorporation, as well as other customary closing conditions. The Company expects the closing to occur on or before April 30, 2009.
     Under the terms of the securities purchase agreement, YEP will pay $10 million to acquire a total of 8,695,652 shares of the Company’s Common Stock (the “Shares”) and five-year warrants entitling YEP to purchase 4,347,826 shares through warrant exercise at a price of $1.20 per share.
     When issued at the closing, the shares will represent approximately 17.3% of the Company’s total outstanding shares on a pro forma basis.
     YEP will designate two additional members to join the Company’s Board of Directors, effective upon the closing of the transaction. In order to make these additions to the Board, the Board will take action pursuant to the Bylaws to increase the size of the Board to seven (7) members and to elect, as of the closing date of the YEP investment, YEP’s designees to the Board. The Bylaw amendments will not become effective unless the transactions contemplated by the securities purchase agreement are consummated.
Note 10. Restatement of Financial Information
     Subsequent to the issuance of our 2008 annual report on Form 10-K we determined that in our consolidated statement of cash flows for the year ended June 30, 2007, we inappropriately added back to cash flows from operating activities, $3.2 million of accounts payable related to property and equipment additions. This increase in accounts payable should have been reflected as a reduction of cash outflows from investing activities rather than an increase in cash flows from operating activities. This error also affected our consolidated statement of cash flows for the quarterly periods ended September 30, 2007, December 31, 2007 and March 31, 2008 as well as the year ended June 30, 2008 as these amounts should have increased cash flows from operating activities through the adjustment for the change in accounts payable and should have been reflected as an increase to reported cash outflows for additions to property and equipment in the investing activities section for that year. The statement of cash flows for the six months ended December 31, 2007 as contained herein has been adjusted for the restatement discussed above. This restatement has no impact on the change in cash and cash equivalents.
     Additionally, we also recently determined that the amounts we have previously reported in our consolidated statements of cash flows as investing outflows for exploration and dry hole costs have included certain engineering and other costs that do not result in the acquisition of an asset and should, therefore, be classified as operating cash outflows rather than investing outflows. The amounts of exploration and dry hole costs inappropriately included as investing outflows in previously issued consolidated statements of cash flows were: $1.3 million for the six months ended December 31, 2007 as contained herein and, with respect to periods not presented herein but contained in our 2008 Form 10-K, $1.9 million, $2.1 million and $1.9 million for the years ended June 30, 2008, 2007 and 2006, respectively. The statement of cash flows for the six months ended December 31, 2007 as contained herein has been adjusted for the restatement discussed above. This restatement has no impact on the change in cash and cash equivalents.
     The following is a summary of the restatement on the originally issued Consolidated Statement of Cash Flows for the six months ended December 31, 2007:
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	December 31, 2007
	As Previously
	Reported	Adjustments	As Restated
Adjustments to reconcile net loss to net cash provided by operating activities:
Exploration and dry hole costs	$2,685,371	$(1,252,010)	$1,433,361
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,376,192)	3,183,420	(192,772)
Net cash provided by operating activities	3,652,975	1,931,410	5,584,385
Additions to property and equipment	(1,401,692)	(3,183,420)	(4,585,112)
Oil and gas exploration activities	(2,685,371)	1,252,010	(1,433,361)
Net cash used in investing activities	(3,086,346)	(1,931,410)	(5,017,756)
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT
     As discussed in Note 10 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q, we have restated the Statement of Cash Flows in Item 1 of the Company’s Form 10-Q for the quarter ended December 31, 2007. All affected amounts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the restatement.
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
Oil and Gas Properties
     The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases and permit and concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie, proved developed reserves are limited to contracted quantities. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves or the contracted quantities.
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
     The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis for the six months ended December 31, 2008 is 70%. The Company revised its estimate from the effective rate of 51% used in providing income taxes for the three months ended September 30, 2008. The increase in effective tax rate was due to an increase in the estimate of MPC loss for fiscal 2009, which does not generate a tax benefit.
Nondepletable Assets
     At December 31, 2008 and June 30, 2008, oil and gas properties include $5.9 million and $6.8 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

	At December 31, 2008		At June 30, 2008
Nondepletable capitalized costs	$A	$US	$A	$US
PEL 106 — Cooper Basin (1) (2)	$1,929,470	$1,332,685	$1,929,470	$1,855,186
Weald/Wessex Basin U.K. (1)	738,173	509,856	571,955	549,935
Exploration permits and licenses — Australia and U.K. (3)	—	4,104,491	—	4,425,749

Total		$5,947,032		$6,830,870

(1)	Capitalized exploratory well costs pending the start of production.

(2)	These costs were capitalized during the year ended June 30, 2006 and remain capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. Efforts are currently being made to market the gas from this well. The Operator has recommenced applying for a Retention License.

(3)	The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. See discussion under Goodwill below for valuation methodology of the exploration permits and licenses. Due to the significant decrease in world oil prices, an impairment test was performed as of December 31, 2008 and an impairment loss of $63,740 was recorded for the 3 months ended December 31, 2008. In addition, the Company did not renew certain permits during the six months ended December 31, 2008, resulting in a write off of $257,519. These amounts are recorded in exploration and dry hole costs.
Goodwill
     All of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30. Due to the significant decrease in world oil prices and the fact that our stock is trading significantly below our tangible book value an impairment test was performed as of December 31, 2008. We determined that no impairment exists.
     We employ the adjusted balance sheet method to estimate the fair value of MPAL. This method entails estimating the fair value of all of MPAL’s balance sheet items as of the valuation date. If the adjusted equity value, after considering the fair values of the assets and liabilities, is greater than the carrying value of MPAL, then no impairment is indicated. Management believes that this methodology is most meaningful since the highest and best use of these assets would be to continue to hold and exploit the assets over time.
     The fair value of our oil and gas properties are estimated based on the discounted cash flows of our proved and risk adjusted probable and possible reserves.
     The significant assumptions used in estimating the fair values of the oil and gas properties are oil and gas selling prices for non-contracted volumes, oil and gas sales volumes, discount rates, and production trends. The fair value of MPAL is most susceptible to changes in selling prices of oil and gas and changes in estimated sales volume. As an example, a 10% decrease in the selling price of oil and gas for the non-contracted volumes would reduce the estimated fair value of MPAL by approximately $4.7 million. A 10% decrease in oil and gas sales volumes would reduce the value of MPAL by approximately $5.9 million.
     The fair value of our nondepletable exploration permits and licenses are estimated separately using one of four methods — discounted cash flows, discounted cash flows adjusted for chances of success, recent farmin costs and premiums, and estimated costs of committed work programs. The majority of the permits and licenses are valued based on the estimated cost of agreed work program commitments, which is a methodology that is not dependent on significant assumptions.
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

Revenue Recognition
     The Company recognizes oil and gas revenue (net of royalties) from its interests in producing wells as oil and gas is produced and sold from those wells. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which are recorded at the time of sale. The Company records pipeline tariff revenues on a gross basis with the revenue included in other production related revenues and the remittance of such tariffs are included in production costs. Government sales taxes related to MPAL’s oil and gas production revenues are collected by MPAL and remitted to the Australian government. Such amounts are excluded from revenue and expenses. Shipping and handling costs in connection with such deliveries are included in production costs except for Nockatunga crude oil transportation costs which are deducted from gross sales. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time when the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.
Executive Summary
     MPC is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is a 100% equity interest in its subsidiary, MPAL. MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), three petroleum production leases covering the Nockatunga oil fields (41% working interest) and eleven licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga fields are located in the Cooper Basin in South West Queensland. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Since 2006, MPAL has refocused its exploration activities into two core areas, the Cooper Basin in onshore Australia and the Weald Basin in the onshore southern United Kingdom with an emphasis on developing a low to medium risk acreage portfolio. MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.
     The Palm Valley Darwin contract expires in January 2012 and the Mereenie contracts expire in June 2009. Supply obligations under the Mereenie contracts cease in May 2009. Power and Water Corporation (“PWC”) has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing mid-calendar year 2009. Eni Australia is to supply the gas from its Blacktip field offshore of the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available. The Mereenie Producers have been advised by PWC, the purchaser of all Mereenie gas production that the development of the Blacktip gas field has been delayed and there is the likelihood that first gas from that field may not be available until the third or possibly fourth quarter of 2009. MPAL is actively pursuing gas sales contracts for the remaining reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available there will be stronger competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008 and $6.0 million (net of royalties) or 84% of total gas sales for the six months ended December 31, 2008.
     On February 9, 2009, the Company entered into a definitive securities purchase agreement with Young Energy Prize S.A. (“YEP”), a Luxembourg corporation, providing for a $10 million equity investment in the Company. YEP is a European firm targeting investments in the exploitation of underdeveloped oil and gas fields and in energy small-cap equity issues which have become undervalued in these challenging times. YEP may make its investment through YEP 1 SIF-SICAV (“YEP 1”), a specialized investment fund based in Luxembourg. Closing under the purchase agreement is subject to receipt of shareholder approval of the investment and an amendment to the Company’s certification of incorporation, as well as other customary closing conditions. The Company expects the closing to occur on or before April 30, 2009.
     Under the terms of the securities purchase agreement, YEP will pay $10 million to acquire a total of 8,695,652 shares of the Company’s Common Stock (the “Shares”) and a five-year warrant entitling YEP to purchase 4,347,826 shares through warrant exercise at a price of $1.20 per share.
     When issued at the closing, the shares will represent approximately 17.3% of the Company’s total outstanding shares on a pro forma basis.

     YEP will designate two additional members to join the Company’s Board of Directors, effective upon the closing of the transaction. In order to make these additions to the Board, the Board will take action pursuant to the Bylaws to increase the size of the Board to seven (7) members and to elect, as of the closing date of the YEP investment, YEP’s designees to the Board. The Bylaw amendments will not become effective unless the transactions contemplated by the securities purchase agreement are consummated.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2008, the Company on a consolidated basis had approximately $31.7 million of cash and cash equivalents and $0.7 million in marketable securities. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. Cash balances were $5.7 million as of December 31, 2008 and the remaining $26.0 million was held in time deposit accounts in several Australian banks that had terms of 90 days or less. One of these banks holds 48% of the total time deposit balance.
Consolidated
     When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities. The balance of cash and cash equivalents and marketable securities decreased $3.9 million during the six months ended December 31, 2008 compared to a $0.8 million increase in those balances during fiscal the six months ended December 31, 2007. The factors favorably impacting our liquidity and capital resources during the six months ended December 31, 2008 included a $2.7 million increase in cash receipts from the sale of oil, a $2.7 million decrease in dry hole drilling costs and a $4.3 million decrease in cash expenditures for operating expenses and property and equipment. These increases were offset by an increase in tax payments of $1.6 million.
     The increase in cash from the sales of oil and gas was due to a decrease in accounts receivable of $6.8 million resulting from faster collections offset by decreased sales of $4.1 million. Sales decreases were mostly due to the 21% decrease in barrels sold, (attributable essentially to a 27,000 barrel decrease in the Nockatunga project) partially offset by a 13% increase in the average sales price per barrel (22% related to the Nockatunga project). We expect a downward production trend in the Nockatunga project to continue but at a slower rate than occurred in this quarter. Initial production declines rapidly over the first year or two and levels off to a slower decline.
     The Company invested $1,625,517 and $6,018,473 in oil and gas exploration activities, which includes additions to property and equipment, during the six months ended December 31, 2008 and 2007, respectively. The decrease was due to reduced drilling activities in 2008.
     On February 9, 2009, the Company entered into a definitive securities purchase agreement with Young Energy Prize S.A. (“YEP”), a Luxembourg corporation, providing for a $10 million equity investment in the Company. Closing under the purchase agreement is subject to receipt of shareholder approval of the investment and an amendment to the Company’s certification of incorporation, as well as other customary closing conditions. The Company expects the closing to occur on or before April 30, 2009.
     Under the terms of the securities purchase agreement, YEP will pay $10.0 million to acquire a total of 8,695,652 shares of the Company’s Common Stock (the “Shares”) and five-year warrants entitling YEP to purchase 4,347,826 shares through warrant exercise at a price of $1.20 per share. (See Note 9 to the condensed consolidated financial statements)
Effect of exchange rate changes
     The value of the Australian dollar relative to the U.S. dollar decreased 28% to $.6907 at December 31, 2008, compared to a value of $.9615 at June 30, 2008.
As to MPC
     At December 31, 2008, MPC, on an unconsolidated basis, had working capital of approximately $3.6 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and near term cash requirements. MPC received a cash dividend of $3 million from MPAL in December, 2008.
As to MPAL

     At December 31, 2008, MPAL had working capital of approximately $27.7 million. MPAL has budgeted approximately (Aus) $6.0 million for specific exploration projects in fiscal year 2009 as compared to (Aus) $1.6 million expended in the six months ended December 31, 2008. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively. MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years commencing at the beginning of 2009. Eni Australia is to supply the gas from its Blacktip field offshore the Northern Territory. The Mereenie Producers will continue to supply PWC’s gas demand until Blacktip gas is available. The Mereenie Producers have been advised by PWC, the purchaser of all Mereenie gas production that the development of the Blacktip gas field has been delayed and there is the likelihood that the first gas from that field may not be available until the third or possibly fourth quarter of 2009. MPAL is actively pursuing gas sales contracts for the remaining reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2012 timeframe. When Blacktip gas becomes available there will be stronger competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced after 2009 which could materially affect liquidity. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008 and $6.0 million (net of royalties) or 84% of total gas sales for the six months ended December 31, 2008.
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
     The following is a summary of our consolidated contractual obligations at December 31, 2008, in thousands:

	PAYMENTS DUE BY PERIOD
					MORE
		LESS THAN			THAN
	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
CONTRACTUAL OBLIGATIONS
Operating Lease Obligations	$102	$102	$—	$—	$—
Purchase Obligations (1)	5,859	5,859	—	—	—
Asset Retirement Obligations (2)	11,001	—	203	1,934	8,864

Total	$16,962	$5,961	$203	$1,934	$8,864

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $19,219,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $19,202,000 (1-3 years), $17,000 (3-5 years).

(2)	During the first quarter of fiscal 2009, the Company decreased the Mereenie asset retirement obligation by a net amount of $995,000 due to a change in cost estimates and expected restoration date from 2009 to 2014 (see Note 6 to the Financial Statements). It was originally estimated that this liability would be retired at the end of the contract, but due to potential supply obligations this has been extended to 2014. The amounts above represent the undiscounted liability. The difference between the undiscounted liability and the discounted liability shown on the balance sheet it $3,140,000. THREE MONTHS ENDED DECEMBER 31, 2008 VS. DECEMBER 31, 2007

REVENUES
Significant changes in revenues are as follows:

	THREE MONTHS ENDED
	December 31,
	2008	2007	$ Variance	% Variance
Oil sales	$1,832,005	$4,887,721	$(3,055,716)	(63%)
Gas sales	2,999,857	4,772,980	(1,773,123)	(37%)
Other production related revenues	340,422	713,280	(372,858)	(52%)
     OIL SALES DECREASED due to a net 27% decrease in production, a net 30% decrease in average price per barrel and the 24% decrease in the average exchange rate discussed below. We expect a downward production trend in the Nockatunga project to continue but at a slower rate than occurred in this quarter. Initial production declines rapidly over the first year or two and levels off to a slower decline. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,
	2008 SALES		2007 SALES
		AVERAGE PRICE		AVERAGE PRICE	% Variance	% Variance
	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL
Australia:
Mereenie field	21,915	69.14	25,701	116.88	(15%)	(52%)
Cooper Basin	669	33.42	1,254	119.74	(47%)	(72%)
Nockatunga project (1)	18,030	77.09	27,651	89.36	(35%)	(14%)

Total	40,614	72.06	54,606	103.08	(27%)	(30%)

(1)	Nockatunga average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.
     GAS SALES DECREASED due to a 13% decrease in volume resulting from a decline in customer requirements, a 5% decrease in the average price per mcf and the 24% decrease in the average exchange rate discussed below.
     The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,
	2008 SALES		2007 SALES
		AVERAGE PRICE		AVERAGE PRICE	% Variance	% Variance
	BCF	A.$ PER MCF	BCF	A.$ PER MCF	BCF	A.$ PER MCF
Australia:
Palm Valley	.296	2.25	.340	2.21	(13%)	2%
Australia:
Mereenie	1.020	3.42	1.180	3.63	(14%)	(6%)

Total	1.316	3.14	1.520	3.30	(13%)	(5%)

COSTS AND EXPENSES
     Significant changes in costs and expenses are as follows:

	THREE MONTHS ENDED
	December 31,
	2008	2007	$Variance	% Variance
Production costs	$1,279,944	$2,525,231	$(1,245,287)	(49%)
Exploration and dry hole costs	543,977	724,117	(180,140)	(25%)
Depletion, depreciation and amortization	2,060,331	4,365,856	(2,305,525)	(53%)
Auditing, accounting and legal services	422,329	321,052	101,277	32%
Other administrative expenses	524,181	771,732	(247,551)	(32%)
     PRODUCTION COSTS DECREASED as the result of decreased repair and maintenance expenditures in the Mereenie fields, decreased costs in the Nockatunga fields and the 24% decrease in the average exchange rate described below.
     EXPLORATION AND DRY HOLE COSTS DECREASED in 2008 due to the 24% decrease in the average exchange rate described below.
     DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2008 due to lower depletable costs, mostly in Nockatunga as depletion is greater than new spending and the 24% decrease in the average exchange rate described below partially offset by higher depletion rates.
     AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED in 2008 due to increased legal fees of approximately $134,000 relating to the securities purchase agreement with YEP (see Note 9 to the Financial Statements) offset by the 24% decrease in the average exchange rate described below.
     OTHER ADMINISTRATIVE EXPENSES DECREASED in 2008 due mostly to the 24% decrease in the average exchange rate described below partially offset by increased consulting and financial advisory fees of approximately $166,000 relating to the securities purchase agreement with YEP (see Note 9 to the Financial Statements).
INCOME TAXES
     INCOME TAX PROVISION DECREASED due to the decrease in income before taxes as well as the provision of the ATO settlement in the prior fiscal period (see Note 7 to the Financial Statements for a discussion of effective tax rates used and the ATO settlement).
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.6907 at December 31, 2008 compared to a value of $.8211 at September 30, 2008. This resulted in an $8,342,277 debit to the foreign currency translation adjustments account for the three months ended December 31, 2008. The average exchange rate used to translate MPAL’s operations in Australia was $.6740 for the quarter ended December 31, 2008, which was a 24% decrease compared to the $.8899 rate for the quarter ended December 31, 2007.

SIX MONTHS ENDED DECEMBER 31, 2008 VS. DECEMBER 31, 2007
REVENUES
Significant changes in revenues are as follows:

	SIX MONTHS ENDED
	December 31,
	2008	2007	$ Variance	% Variance
Oil sales	$7,477,592	$9,620,541	$(2,142,949)	(22%)
Gas sales	7,308,929	8,762,164	(1,453,235)	(17%)
Other production related revenues	824,447	1,313,209	(488,762)	(37%)
     OIL SALES DECREASED due to a net 13% decrease in production and the 10% decrease in the average exchange rate discussed below partially offset by a net 13% increase in price per barrel. We expect a downward production trend in the Nockatunga project to continue but at a slower rate than occurred in the six months ended December 31, 2008. Initial production declines rapidly over the first year or two and levels off to a slower decline. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	SIX MONTHS ENDED DECEMBER 31,
	2008 SALES		2007 SALES
		AVERAGE PRICE		AVERAGE PRICE	% Variance	% Variance
	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL	BBLS	A.$ PER BBL
Australia:
Mereenie field	45,189	107.30	50,735	103.40	(11%)	4%
Cooper Basin	1,860	108.47	3,287	103.36	(43%)	5%
Nockatunga project (1)	35,206	101.83	62,487	83.15	(44%)	22%

Total	82,255	105.00	116,509	92.59	(21%)	13%

(1)	Nockatunga average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.
     GAS SALES DECREASED due to a 10% decrease in volume resulting from a decline in customer requirements, a 3% decrease in the average price per mcf and the 10% decrease in the average exchange rate discussed below.
     The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	SIX MONTHS ENDED DECEMBER 31,
	2008 SALES		2007 SALES
		AVERAGE PRICE		AVERAGE PRICE	% Variance	% Variance
	BCF	A.$ PER MCF	BCF	A.$ PER MCF	BCF	A.$ PER MCF
Australia:
Palm Valley	.603	2.25	.686	2.21	(12%)	2%
Australia:
Mereenie	2.061	3.42	2.260	3.56	(4%)	(5%)

Total	2.664	3.15	2.946	3.24	(10%)	(3%)

COSTS AND EXPENSES
Significant changes in costs and expenses are as follows:

	SIX MONTHS ENDED
	December 31,
	2008	2007	$Variance	% Variance
Production costs	$4,266,806	$4,623,257	$(356,451)	(8%)
Exploration and dry hole costs	1,267,377	2,737,591	(1,470,214)	(54%)
Depletion, depreciation and amortization	4,561,281	8,774,220	(4,212,939)	(48%)
Auditing, accounting and legal services	689,799	558,103	131,696	24%
Other administrative expenses	1,293,250	1,641,645	(348,395)	(21%)
     PRODUCTION COSTS DECREASED mostly as the result of the 10% decrease in the average exchange rate described below.
     EXPLORATION AND DRY HOLE COSTS DECREASED in 2008 due to the decreased drilling costs related to the Cooper Basin drilling program and the 10% decrease in the average exchange rate described below, partially offset by a $321,259 write down of the value of U.K. exploration licenses.
     DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2008 due to lower depletable costs, mostly in Nockatunga as depletion is greater than new spending and the 10% decrease in the average exchange rate described below partially offset by higher depletion rates.
     AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED in 2008 due to increased legal fees of approximately $210,000 relating to the securities purchase agreement with YEP (see Note 9 to the Financial Statements) offset by the 10% decrease in the average exchange rate described below.
     OTHER ADMINISTRATIVE EXPENSES DECREASED in 2008 due mostly to the 10% decrease in the average exchange rate described below partially offset by increased consulting and financial advisory fees of approximately $227,000 relating to the securities purchase agreement with YEP (see Note 9 to the Financial Statements).
INCOME TAXES
     INCOME TAX PROVISION DECREASED mostly due to the provision for the ATO settlement in the prior fiscal period partially offset by higher income before income taxes (see Note 7 to the Financial Statements for a discussion of effective tax rates used and the ATO settlement).
EXCHANGE EFFECT
     THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.6907 at December 31, 2008 compared to a value of $.9615 at June 30, 2008. This resulted in a $16,957,557 debit to the foreign currency translation adjustments account for the six months ended December 31, 2008. The average exchange rate used to translate MPAL’s operations in Australia was $.7824 for the six months ended December 31, 2008, which was a 10% decrease compared to the $.8688 rate for the six months ended December 31, 2007.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates among the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future. Recently, the U.S. dollar has strengthened significantly against the Australian dollar which has had, and may continue to have, a materially negative impact on our revenues generated in the Australian dollar, as well as our operating income and net income, as considered on a consolidated basis. For the six months ended December 31, 2008, the Company recorded a $17 million charge to its net worth which represented the financial impact of the strengthening of the U.S. dollar against the Australian dollar. Any continued appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollar could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $1,561,000 and $1,340,000, for the six months ended December 31, 2008, respectively.
     For the six months ended December 31, 2008, oil sales represented approximately 51% of oil and gas revenues. Based on the current six month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $748,000. Gas sales, which represented approximately 49% of oil and gas revenues in the current six months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the six months ended December 31, 2008.
     At December 31, 2008, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $32.4 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. These marketable securities have not been impacted by the U.S. credit crisis.
ITEM 4 CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and Daniel J. Samela, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of December 31, 2008. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.
Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II — OTHER INFORMATION
DECEMBER 31, 2008
ITEM 1 LEGAL PROCEEDINGS
     None
ITEM 1A RISK FACTORS
          Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.
          Information regarding risk factors appears in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2008. As part of our Form 10-Q for the quarter ended September 30, 2008, we have revised our risk factor entitled “Oil and Gas Prices are Volatile” under the heading “Risks Related to the Oil and Gas Industry” to describe recent steep declines in worldwide oil and gas prices. We have also added two new risk factors: (1) a discussion of the growing U.S. and worldwide financial and credit crisis, and the impacts that these conditions may have on us and (2) a discussion of exchange rate fluctuations.
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
     These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Furthermore, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per barrel to below $40 per barrel in late January 2009, while natural gas prices have declined from over $13 per mcf to below $5 per mcf over the same period.

     Sustained declines in oil and gas prices (such as those experienced in the second half of 2008) would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Approximately 62% of our proved reserves at June 30, 2008 were natural gas reserves. Existing gas sales contracts in Australia are long term contracts with the gas price movements related to the ACPI. Future gas sales not governed by existing contracts would generate lower revenue if natural gas prices in Australia were to decline. Sales of our proved oil reserves are dependent on world oil prices. The volatility of these prices will affect future oil revenues. Based on 2008 gas and oil sales volumes and revenues, a 10% change in gas prices would increase or decrease gas revenues by approximately $1,850,000 and a 10% change in oil prices would increase or decrease oil revenue by approximately $1,979,000 for the six months ended December 31, 2008, respectively.
Difficult conditions resulting from the U.S. and worldwide financial and credit crisis, and growing concerns over recessions in the U.S. and Australian economies, may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
   Recently, the United States and many other nations (including Australia) around the world have encountered a financial and credit crisis. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. and elsewhere have contributed to increased market volatility and disruptions and diminished expectations for the U.S. and world economies and markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown and fears of a possible U.S. and global recession.
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
If we are unable to complete the recently announced investment transaction with our strategic investor, we may be unable to raise capital from alternative sources, which could adversely affect our business and cause our stock price to decline.
     As previously announced on February 10, 2009, we have entered into a Securities Purchase Agreement with Young Energy Prize S.A. (“YEP”), a Luxembourg corporation. Under the terms of the securities purchase agreement, YEP will pay $10.0 million to acquire a total of 8,695,652 shares of the Company’s Common Stock (the “Shares”) and a five-year warrant entitling YEP to purchase 4,347,826 shares through warrant exercise at a price of $1.20 per share.

   The closing of the YEP investment transaction is subject to receipt of shareholder approval of the investment and an amendment to the Company’s certification of incorporation, as well as other customary closing conditions. The Company expects the closing to occur on or before April 30, 2009.
   However, the Closing may not take place because of a failure to satisfy either of the stated closing conditions or otherwise. If the closing does not take place, we may be unable to raise capital from alternative sources on terms favorable to the Company, or at all. If we are unable to complete this transaction, or raise equity capital from alternative sources, our business could be materially and adversely affected and our stock price could decline.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
   The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

				Maximum
			Total Number of	Number of
	Total Number of	Average Price	Shares Purchased	Shares that May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan(1)	Under Plan
October 1-31, 2008	0	0	0	319,150
November 1-30, 2008	0	0	0	319,150
December 1-31, 2008	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2008, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.
ITEM 6 EXHIBITS
31.	Rule 13a-14(a) Certifications.
Certification of William H. Hastings, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herein.
Certification of Daniel J. Samela, Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herein.
32.	Section 1350 Certifications.
Certification of William H. Hastings, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herein.
Certification of Daniel J. Samela, Chief Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herein.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
December 31, 2008
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: February 23, 2009	By	/s/ William H. Hastings

William H. Hastings, President and Chief Executive Officer (Duly Authorized Officer)

	By	/s/ Daniel J. Samela

Daniel J. Samela, Chief Financial and Accounting Officer (as Principal Accounting Officer)