Form 10-Q
period 2009-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2009-05-12
CIK 61398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s single class of common stock as of May 11, 2009 was 41,500,325.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

March 31, 2009

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Explanatory Note

As more fully described in Note 11 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q, subsequent to the issuance of our 2008 annual report on Form 10-K we determined that our consolidated statement of cash flows for the years ended June 30, 2008, 2007 and 2006, as well as the interim periods in the years then ended, contained errors which affected the classification of certain cash outflows as either investing and operating activities.  The statement of cash flows for the nine months ended March 31, 2008 as contained herein has been restated to correct for these matters which have no impact on the change in cash and cash equivalents.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	JUNE 30, 2008
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$30,292,714	$34,615,228
Accounts receivable — Trade (net of allowance for doubtful accounts of $78,882 and $99,344 at March 31, 2009 and June 30, 2008, respectively)	3,306,335	8,357,839
Accounts receivable — working interest partners	393,265	112,330
Marketable securities	2,401,227	1,708,222
Inventories	826,526	1,260,189
Other assets	576,085	404,160
Total current assets	37,796,152	46,457,968
Deferred income taxes	5,050,258	6,368,665
Property and equipment, net:
Oil and gas properties (successful efforts method)	100,229,415	138,556,513
Land, buildings and equipment	2,468,602	3,346,368
Field equipment	739,502	1,040,281
	103,437,519	142,943,162
Less accumulated depletion, depreciation and amortization	(88,513,086)	(114,495,875)
Net property and equipment	14,924,433	28,447,287
Goodwill	4,020,706	4,020,706
Total assets	$61,791,549	$85,294,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,873,646	$2,929,445
Accrued liabilities	1,724,470	1,891,194
Income taxes payable	771,893	3,857,766
Total current liabilities	5,370,009	8,678,405
Long term liabilities:
Deferred income taxes	1,946,303	2,507,712
Other long term liabilities	55,738	48,998
Asset retirement obligations	7,900,406	11,596,084
Total long term liabilities	9,902,447	14,152,794
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 200,000,000 shares, outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,227,515	73,216,143
Accumulated deficit	(21,483,760)	(22,857,494)
Accumulated other comprehensive income	(5,639,663)	11,689,777
Total stockholders’ equity	46,519,093	62,463,427
Total liabilities and stockholders’ equity	$61,791,549	$85,294,626

Note: The balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2009	2008	2009	2008
REVENUES:
Oil sales	$1,707,287	$4,442,241	$9,184,879	$14,062,782
Gas sales	3,291,615	4,433,188	10,600,544	13,195,352
Other production related revenues	523,611	660,634	1,348,058	1,973,843
Total revenues	5,522,513	9,536,063	21,133,481	29,231,977
COSTS AND EXPENSES:
Production costs	1,951,335	1,801,975	6,218,141	6,425,232
Exploration and dry hole costs	1,385,552	334,651	2,652,929	3,072,242
Salaries and employee benefits	386,450	395,685	1,200,435	1,216,034
Depletion, depreciation and amortization	1,130,134	3,989,223	5,691,415	12,763,443
Auditing, accounting and legal services	602,058	215,394	1,291,857	773,497
Accretion expense	118,206	180,461	396,482	526,849
Shareholder communications	138,414	98,762	351,586	300,050
Loss (gain) on sale of field equipment	211	3,209	12,072	(23,748)
Other administrative expenses	776,278	883,221	2,069,528	2,524,866
Total costs and expenses	6,488,638	7,902,581	19,884,445	27,578,465
Operating (loss) income	(966,125)	1,633,482	1,249,036	1,653,512
Interest income	273,641	500,121	1,362,185	1,559,200
(Loss) income before income taxes	(692,484)	2,133,603	2,611,221	3,212,712
Income tax benefit (provision)	1,083,101	(1,197,664)	(1,237,487)	(13,531,328)
NET INCOME (LOSS)	$390,617	$935,939	$1,373,734	$(10,318,616)
Average number of shares outstanding
Basic	41,500,325	41,500,325	41,500,325	41,500,325
Diluted	41,500,325	41,500,325	41,500,325	41,500,325
NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)	$0.01	$0.02	$0.03	$(0.25)

See accompanying notes

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	NINE MONTHS ENDED March 31,
	2009	2008
		(As restated, see Note11)
OPERATING ACTIVITIES:
Net income (loss)	$1,373,734	$(10,318,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss/(gain) from sale of field equipment	12,072	(23,748)
Depletion, depreciation and amortization	5,691,415	12,763,443
Accretion expense	396,482	526,849
Deferred income taxes	(1,168,693)	(1,271,564)
Stock option expense	11,372	63,141
Write off of exploration permits	358,294	—
Dry hole costs	5,677	1,447,338
Changes in operating assets and liabilities:
Accounts receivable	2,608,049	(1,125,828)
Other assets	(171,926)	(37,620)
Inventories	77,334	(488,235)
Accounts payable and accrued liabilities	2,607,001	(374,561)
Income taxes payable	(2,377,600)	(1,633,867)
Net cash provided (used) by operating activities	9,423,211	(473,268)
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	48,279	23,748
Additions to property and equipment	(1,968,626)	(4,768,291)
Oil and gas exploration activities	(224,844)	(1,447,338)
Marketable securities matured	1,705,689	3,229,718
Marketable securities purchased	(2,398,694)	(1,520,335)
Net cash used in investing activities	(2,838,196)	(4,482,498)
FINANCING ACTIVITIES:
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	(10,907,529)	2,454,436
Net decrease in cash and cash equivalents	(4,322,514)	(2,501,330)
Cash and cash equivalents at beginning of period	34,615,228	28,470,448
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,292,714	$25,969,118
Cash Payments:
Income taxes	4,436,995	12,544,235
Interest	—	3,893,014
Supplemental Schedule of Noncash Investing and Financing Activities:
Revision to estimate of asset retirement obligations	(995,621)	42,882
Write off of exploration permits	358,294	—
Accounts payable related to property and equipment	15,436	1,100,954

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Magellan Petroleum Corporation (the “Company” or “MPC”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is its 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), three petroleum production leases covering the Nockatunga oil fields (41% working interest) and twelve licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga fields are located in the Cooper Basin in South West Queensland, Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Santos Ltd. is the operator of the Mereenie and Nockatunga fields.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and MPAL, collectively the Company, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 in addition to our September 30, 2008 and December 31, 2008 Form 10-Qs. All amounts presented are in United States dollars, unless otherwise noted.

 Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves.  The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009.  This guidance is effective for the Company for the fiscal year ended June 30, 2010. Early adoption is not permitted.  The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which is effective as of June 30, 2009 with early adoption permitted.  The Company will adopt the FSP as of June 30, 2009.  The FSP changes the indicators for determining whether an other-than-temporary impairment on a debt security should be recorded in earnings.  Under the new accounting guidance, the primary indicators that an unrealized loss should be recognized in earnings are whether the company intends to sell the debt security or whether it is more likely than not that it will be required to sell the debt security prior to recovery of its cost basis.  For other-than-temporarily impaired debt securities that the company intends to sell or is more likely than not going to be required to sell before recovery, unrealized losses must be recorded in earnings. As management intends to hold debt securities to maturity and does not expect to be more likely than not required to sell those securities before recovery, the adoption is not expected to have a material impact on the financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), including asset retirement obligations  and goodwill and other impairment analyses.  The Company is evaluating the impact of adoption of this FSP.

Goodwill

The aggregate amount of goodwill at June 30, 2008 and 2007 was $4,020,706.  All of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired.  Our annual impairment testing date is June 30. Due to the significant decrease in world oil prices and the fact that our stock was trading significantly below our tangible book value an impairment test was performed as of December 31, 2008. We determined that no impairment existed as of that date and there were no changes in circumstances since that time which would require an impairment test as of March 31, 2009.

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

As part of this review at December 31, 2008 we also considered whether or not oil and gas properties were impaired using the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We determined that no impairment existed as of that date and there were no changes in circumstances since that time which would require an impairment test as of March 31, 2009.

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

The fair value of our nondepletable exploration permits and licenses is estimated separately using one of four methods – discounted cash flows, discounted cash flows adjusted for chances of success, recent farmin costs and premiums, and estimated costs of committed work programs.  The majority of the permits and licenses are valued based on the estimated cost of agreed work program commitments, which is a methodology that is not dependent on significant assumptions.

Note 2. Comprehensive (Loss) Income

Total comprehensive (loss) income during the three and nine month periods ended March 31, 2009 and 2008 was as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2009	2008	2009	2008	ACCUMULATED OTHER COMPREHENSIVE (INCOME)LOSS
Balance at June 30, 2008					$11,689,777
Net income (loss)	$390,617	$935,939	$1,373,734	$(10,318,616)
Foreign currency translation adjustments	(371,883)	2,621,579	(17,329,440)	4,764,142	(17,329,440)
Total comprehensive (loss) income	$(18,734)	$3,557,518	$(15,955,706)	$(5,554,474)
Balance at March 31, 2009					$(5,639,663)

Note 3. Earnings (Loss) per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method.

During the nine month period ended March 31, 2009, the Company issued 3.1 million stock options. These options have been issued under a new stock option plan which is subject to shareholder approval at the annual shareholders’ meeting to be held on May 27, 2009.  As this approval is pending, there is no grant date for accounting purposes and, consequently, there was no financial statement impact during this period. If approved, the accounting impact of these options is expected to be material to the Company’s financial statements.  During the three month period ended March 31, 2008, the Company did not issue any stock options.

For the nine month period ended March 31, 2009, the Company did not have any stock options that were issued that had a strike price below the average share price for the period. Accordingly, there were no dilutive items at March 31, 2009.

For the nine month period ended March 31, 2008, the Company had 100,000 outstanding options that were issued that had a strike price below the average stock price for the period and resulted in 1,695 incremental dilutive shares for the respective period. Since the Company incurred a loss from operations during that period, the incremental shares are anti-dilutive and are therefore excluded form the calculation of earnings per share.

For the three month period ended March 31, 2008, the Company’s 530,000 stock options issued were anti-dilutive because the strike price was above the average stock price for the period. Accordingly, there were no other dilutive items for the respective period.

Note 4. Segment Information

The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL. The Company’s chief operating decision maker is William H. Hastings (President and Chief Executive Officer since December 11, 2008) who reviews the results of the MPC and MPAL businesses on a regular basis. MPC and MPAL both engage in business activities from which it may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment. Although there is discreet information available below the MPAL level, their products and services, production processes, market distribution and customers are similar in nature. In addition, MPAL has a management team which focuses on drilling efforts, capital expenditures and other operational activities.

Segment information (in thousands) for the Company’s two operating segments is as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2009	2008	2009	2008
Revenues:
MPC	$29	$60	$146	$151
MPAL	5,494	9,476	20,987	29,081
Total consolidated revenues	$5,523	$9,536	$21,133	$29,232
Net (loss) income:
MPC	$(1,307)	$(515)	$(2,741)	$(1,659)
MPAL	1,698	1,451	4,115	(8,660)
Consolidated net income (loss)	$391	$936	$1,374	$(10,319)

Note 5. Exploration and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s properties. Components of these costs are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
Exploration and Dry Hole Costs	2009	2008	2009	2008
Farmout, Field Monitoring and Technical Costs	$401,513	$203,632	$1,098,022	$1,507,862
Seismic Data and Acquisition Costs (1)	942,586	95,438	1,190,936	95,438
Dry Hole Drilling (2)	4,418	13,977	5,677	1,447,338
Write off expired permits – U.K.	37,035	21,604	294,554	21,604
Impairment loss – U.K permits	—	—	63,740	—
Total	$1,385,552	$334,651	$2,652,929	$3,072,242
(1)	Seismic data costs related to the Nockatunga fields in 2009 and Cooper Basin and U.K. permits in 2008.
(2)	Dry hole costs of $5,677 related to the Weald Basin in the U.K. in 2009; $1,303,216 related to the Cooper Basin and $144,122 related to the Weald Basin in the U.K in 2008.

Note 6. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the nine months ended March 31, 2009 was as follows:

Balance at July 1, 2008	$11,596,084
Liabilities incurred	—
Liabilities settled	—
Accretion expense	396,482
Revisions to estimate	(995,621)
Exchange effect	(3,096,539)
Balance at March 31, 2009	$7,900,406

During the first quarter of fiscal 2009, the Company decreased the Mereenie asset retirement obligation by a net amount of $995,621 due to extending the expected restoration date from 2009 to 2014, which was partially offset by an increase in estimated costs. It was originally estimated that this liability would be discharged by plugging the existing oil and gas wells, reclamation of the land and satisfaction of any other contractual requirements at the end of the current supply contract, but due to amended supply obligations this has been extended to 2014. This change in estimate resulted in a decrease to net income of $3,471 ($0.00 per share) and $217,920 ($0.01 per share) for the three and nine months ended March 31, 2009, respectively.

Note 7. Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year.  The rate used in providing for income taxes on a current year-to-date basis for the nine months ended March 31, 2009 is 47%. The Company revised its estimate from the effective rate of 70% used in providing income taxes for the six months ended December 31, 2008 due to a decrease in U.K. exploration expenses partially offset by an increase in the estimate of MPC loss for fiscal 2009, which do not generate a tax benefit. U.K. exploration expenses, previously expected to be incurred in 2009 will occur in 2010.

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Net (loss) income before taxes	$(692,484)	$2,133,603	$2,611,221	$3,212,712
Tax at statutory rate of 30%	(207,745)	640,080	783,367	963,814
Tax on permanent items (1)	(120,431)	557,584	454,120	12,567,514
Tax at effective tax rate	(328,176)	1,197,664	1,237,487	13,531,328
Tax benefit on first and second quarter net income before tax due to decrease in effective rate	(754,925)	—	—	—
Total tax (benefit) provision	$(1,083,101)	$1,197,664	$1,237,487	$13,531,328

(1)
Permanent items are events that do not have tax consequences. For 2009, significant permanent items include U.K exploration expenses and estimated loss at MPC which do not generate tax benefits. U.K. exploration expenses, previously expected to be incurred in 2009 will occur in 2010.

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

Based upon the advice of Australian tax counsel, the Company and the ATO held settlement discussions concerning this matter during the quarter ended December 31, 2007. In order to avoid a protracted and costly legal battle with the ATO, diversion of company management and resources away from Company business and the possibility of a higher payment with a loss in court, the Company decided to settle this matter. On December 21, 2007, MPAL reached an agreement in principle to settle this dispute for an aggregate settlement payment by MPAL to the ATO of (Aus) $14,641,994. This is comprised of (Aus) $10,340,796 in amended taxes and (Aus) $4,301,198 of interest on the amended taxes. No penalties were assessed as part of this settlement. The agreement in principle to settle the dispute was conditioned upon MPAL and the ATO agreeing on formal terms of settlement in a binding agreement (the “Deed of Settlement”) which the parties agreed to negotiate and sign promptly.  As further agreed by the parties, the ATO issued assessments for the agreed upon amended tax liabilities in January 2008.  Under the final terms of the Deed of Settlement signed by the parties on February 7, 2008, MPAL agreed not to object to or appeal the ATO’s amended assessments. The Deed of Settlement with the ATO constituted a complete release and extinguishment of the tax liabilities of MPAL and its subsidiaries with respect to the amended assessments and the prior bad debt deductions.

Note 8. Fair Value Measurements

On July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for defining and measuring fair value and requires expanded disclosures about fair value measurements.  The Company’s only items to which SFAS 157 applies are cash equivalents which are classified as Level 1 in the fair value hierarchy.  These investments are traded in active markets and quoted prices are available for identical investments.  The fair value of these investments at March 31, 2009 was $29,964,091 that consists of $1,516,858 in money market accounts which fall under Level 1 and $28,447,233 in time deposit accounts.  The Company also has $2,401,227 in marketable securities which are held to maturity and are carried at their amortized cost.

Note 9. Equity Investment

On February 9, 2009, the Company entered into a definitive securities purchase agreement with Young Energy Prize S.A. (“YEP”), a Luxembourg corporation, providing for a $10 million equity investment in the Company.  Closing under the purchase agreement is subject to shareholder approval of the investment and an amendment to the Company’s certification of incorporation, as well as other customary closing conditions.  If approved by shareholders, the Company expects the transaction to be completed on or before June 30, 2009.   Under the terms of the securities purchase agreement, YEP will pay $10 million ($1.15 per share) to acquire a total of 8,695,652 shares of the Company's common stock (the “Shares”) and five-year warrants entitling YEP to purchase 4,347,826 shares through warrant exercise at a price of $1.20 per share (see amendment below).  When issued at the closing, the Shares will represent approximately 17.3% of the Company's total outstanding shares on a pro forma basis.YEP will designate two additional members to join the Company’s Board of Directors, effective upon the closing of the transaction. In order to make these additions to the Board, the Board will take action pursuant to the Bylaws to increase the size of the Board to seven (7) members and to elect, as of the closing date of the YEP investment, YEP’s designees to the Board.  The Bylaw amendments will not become effective unless the transactions contemplated by the securities purchase agreement are consummated.

On April 3, 2009, the Company and YEP agreed to amend their securities purchase agreement to extend the outside termination date for the closing of YEP’s equity investment from April 30, 2009 to June 30, 2009, in order to provide sufficient time to conduct the 2008 annual meeting and complete the YEP equity investment transaction.  The amendment also provides that, if YEP completes the purchase of the ANS Shares from the ANS Parties described in Note 10, then the warrant exercise price payable by YEP for the warrant shares shall be reduced from $1.20 to $1.15 per share.

Note 10. Shareholder Agreement

On April 3, 2009, the Company and two of its shareholders, ANS Investments LLC and its CEO, Jonah M. Meer (together, the “ANS Parties”), entered into a settlement agreement that terminated proxy solicitation efforts of the ANS Parties on mutually agreeable terms. Under the terms of the settlement agreement, the ANS Parties have agreed to withdraw both the nomination of Mr. Meer as a director candidate and their other proposals, to terminate all proxy solicitation efforts with respect thereto, to support each of the proposals that the Company intends to present to its shareholders at the Annual Meeting and to vote all of their shares in favor of these proposals in accordance with the recommendation of the Company’s Board of Directors.  In exchange, the Company has agreed to reimburse the ANS Parties up to $125,000 for their legal and other expenses incurred by the ANS Parties related to their proxy solicitation efforts.

Separately, YEP and the ANS Parties on April 3, 2009 entered into an agreement by which YEP will, upon completion of YEP’s equity investment in the Company, purchase 568,985 shares of the Company’s common stock currently owned by the ANS Parties (the “ANS Shares”) at a purchase price of $1.15 per share.

Note 11. Restatement of Financial Information

Subsequent to the issuance of our 2008 annual report on Form 10-K we determined that in our consolidated statement of cash flows for the year ended June 30, 2007, we inappropriately added back to cash flows from operating activities $3.2 million of accounts payable related to property and equipment additions. This increase in accounts payable should have been reflected as a reduction of cash outflows from investing activities rather than an increase in cash flows from operating activities. This error also affected our consolidated statement of cash flows for the quarterly periods ended September 30, 2007, December 31, 2007 and March 31, 2008 as well as the year ended June 30, 2008 as these amounts should have increased cash flows from operating activities through the adjustment for the change in accounts payable and should have been reflected as an increase to reported cash outflows for additions to property and equipment in the investing activities section for that year.  The statement of cash flows for the nine months ended March 31, 2008 as contained herein has been adjusted for the restatement discussed above.  This restatement has no impact on the change in cash and cash equivalents, the balance sheet or the statement of operations.

Additionally, we also recently determined that the amounts we have previously reported in our consolidated statements of cash flows as investing outflows for exploration and dry hole costs have included certain engineering and other costs that do not result in the acquisition of an asset and should, therefore, be classified as operating cash outflows rather than investing outflows. The amounts of exploration and dry hole costs inappropriately included as investing outflows in previously issued consolidated statements of cash flows were: $1.5 million for the nine months ended March 31, 2008 as contained herein and, with respect to periods not presented herein but contained in our 2008 Form 10-K, $1.9 million, $2.1 million and $1.9 million for the years ended June 30, 2008, 2007 and 2006, respectively. The statement of cash flows for the nine months ended March 31, 2008 as contained herein has been adjusted for the restatement discussed above.  This restatement has no impact on the change in cash and cash equivalents, the balance sheet or the statement of operations.

The following is a summary of the restatement on the originally issued Consolidated Statement of Cash Flows for the nine months ended March 31, 2008:

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	March 31, 2008
	As Previously Reported	Adjustments	As Restated

Adjustments to reconcile net loss to net cash provided by operating activities: Exploration and dry hole costs	$2,987,642	$(1,540,304)	$1,447,338
Changes in operating assets and liabilities: Accounts payable and accrued liabilities	(3,557,981)	3,183,420	(374,561)
Net cash (used) provided by operating activities	(2,116,384)	1,643,116	(473,268)
Additions to property and equipment	(1,584,871)	(3,183,420)	(4,768,291)
Oil and gas exploration activities	(2,987,642)	1,540,304	(1,447,338)
Net cash used in investing activities	(2,839,382)	(1,643,116)	(4,482,498)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed in Note 11 to the accompanying consolidated financial statements in Item 1 of this quarterly report on Form 10-Q, we have restated the Statement of Cash Flows in Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2008. All affected amounts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the restatement.

FORWARD LOOKING STATEMENTS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The results reflect fully consolidated financial statements of MPC and MPAL. Among these risks and uncertainties are the likelihood and timing of the closing of the YEP investment transaction, pricing and production levels from the properties in which Magellan and MPAL have interests, the extent of the recoverable reserves at those properties, the future outcome of the negotiations for gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin, including the likelihood of success of other potential suppliers of gas to the current customers of Mereenie and Palm Valley production. In addition, MPAL has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. Any forward-looking information provided in this release should be considered with these factors in mind. Magellan assumes no obligation to update any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

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

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year.  The rate used in providing for income taxes on a current year-to-date basis for the nine months ended March 31, 2009 is 47%. The Company revised its estimate from the effective rate of 70% used in providing income taxes for the six months ended December 31, 2008 due to a decrease in U.K. exploration expenses offset by an increase in the estimate of MPC loss for fiscal 2009, which do not generate a tax benefit. U.K. exploration expenses, expected to be incurred in 2009 will occur in 2010.

Nondepletable Assets

At March 31, 2009 and June 30, 2008, oil and gas properties include $6.0 million and $6.8 million, respectively, of capitalized costs that are currently not being depleted.  Components of these costs are as follows:

	At March 31, 2009			At June 30, 2008
Nondepletable capitalized costs	$	A	$US	$	A	$US
PEL 106 – Cooper Basin (1) (2)		$1,929,470	$1,318,793		$1,929,470	$1,855,186
Weald/Wessex Basin U.K. (1)		892,609	610,098		571,955	549,935
Exploration permits and licenses – Australia and U.K. (3)		—	4,104,490		—	4,425,749
Total			$6,033,381			$6,830,870

(1)	Capitalized exploratory well costs pending the start of production.
(2)
These costs were capitalized during the year ended June 30, 2006 and remain capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. Efforts are currently being made to market the gas from this well. The operator has recommenced applying for a retention license with the view to moving to a petroleum production license by the end of 2009.  The intention is to commence gas production and sales in January 2010.

(3)
The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. See discussion under Goodwill below for valuation methodology of the exploration permits and licenses. Due to the significant decrease in world oil prices, an impairment test was performed as of December 31, 2008 and an impairment loss of $63,740 was recorded in the second quarter. In addition, the Company did not renew certain permits during the nine months ended March 31, 2009, resulting in a write off of $257,519.  These amounts are recorded in exploration and dry hole costs.

Goodwill

All of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired.  Our annual impairment testing date is June 30. Due to the significant decrease in world oil prices and the fact that our stock was trading significantly below our tangible book value an impairment test was performed as of December 31, 2008.  We determined that no impairment  existed as of that date and there were no changes in circumstances since that time which would require an impairment test as of March 31, 2009.

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

The significant assumptions used in estimating the fair values of the oil and gas properties are oil and gas selling prices for non-contracted volumes, oil and gas sales volumes, discount rates, and production trends. The fair value of MPAL is most susceptible to changes in selling prices of oil and gas and changes in estimated sales volume. As an example, a 10% decrease in the selling price of oil and gas for the non-contracted volumes would reduce the estimated fair value of MPAL by approximately $4.7 million. A 10% decrease in oil and gas non-contracted sales volumes would reduce the fair value of MPAL by approximately $5.9 million.

The fair value of our nondepletable exploration permits and licenses is estimated separately using one of four methods – discounted cash flows, discounted cash flows adjusted for chances of success, recent farmin costs and premiums, and estimated costs of committed work programs.  The majority of the permits and licenses are valued based on the estimated cost of agreed work program commitments, which is a methodology that is not dependent on significant assumptions.

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

The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, Nockatunga and the Cooper Basin fields. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimates of these costs, changes in timing, acquisition of additional properties and as new wells are drilled.

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

Executive Summary

Magellan Petroleum Corporation (“MPC”) is engaged in the exploration, development, production, and sale of natural gas and oil reserves. Magellan has maintained a conservative financial philosophy and is now well-positioned with cash and no debt to gain value through acquisition of distressed, debt-laden small-cap companies with substantive discovered reserves.  MPC’s principal asset is its 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”).  MPAL’s major assets are  two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), three petroleum production leases covering the Nockatunga oil fields (41% working interest) and eleven licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga fields are located in the Cooper Basin in South West Queensland, Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields.

 MPAL has begun refocusing its activities toward long-term development of and sale of reserves from the Amadeus Basin, gaining ownership / control of existing reserves offshore in the Bonaparte and Browse Basin, Australia and toward entry into major oil/gas basins in Europe beginning with the Weald Basin, onshore southern United Kingdom.

The Palm Valley local sales contract expires in January 2012 and the Mereenie contracts continue on a month-to-month basis into 2010 under an evergreen term. The Company is making strong efforts to dedicate remaining natural gas to area buyers under “life of remaining reserves” agreement(s).

MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of Power and Water Corporation (“PWC”) of the Northern Territory has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development has encountered significant development difficulty and delay. One Blacktip well was plugged and abandoned in March 2009 as dry. MPAL and Santos (“Mereenie Producers”) will continue to supply PWC’s gas demand to augment Blacktip gas.  There is a possibility that all Amadeus Basin gas deliverability could be combined with the distressed Blacktip flow to achieve efficiencies and savings for all Parties (producers and buyers) in the Darwin supply grid. There are significant unknowns with regard to Blacktip capability, efficiency, and natural gas deliverability. MPAL may, or may not, be able to contract for the sale of our remaining uncontracted reserves.  Negotiations on this premise are active with ENI Australia, PWC, and with Darwin LNG Operator, ConocoPhillips. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced beginning in 2010. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008 and $8.8 million (net of royalties),or 84% of total gas sales for the nine months ended March 31, 2009.

On February 9, 2009, the Company entered into a definitive securities purchase agreement with Young Energy Prize S.A. (“YEP”), a Luxembourg corporation, providing for a $10 million equity investment in the Company. YEP is a European firm targeting investments in the exploitation of underdeveloped oil and gas fields and in energy small-cap equity issues which have become undervalued in these challenging times. YEP may make its investment through YEP 1 SIF-SICAV (“YEP 1”), a specialized investment fund based in Luxembourg.  Closing under the purchase agreement is subject to receipt of shareholder approval of the investment and an amendment to the Company’s certification of incorporation, as well as other customary closing conditions.  If approved, the Company expects the closing to occur on or before June 30, 2009.

Under the terms of the securities purchase agreement, YEP will pay $10 million ($1.15 per share) to acquire a total of 8,695,652 shares of the Company's Common Stock (the “Shares”) and a five-year warrant entitling YEP to purchase 4,347,826 shares through warrant exercise at a price of $1.20 per share (see April 3, 2009 amendment discussed below). When issued at the closing, the shares will represent approximately 17.3% of the Company's total outstanding shares on a pro forma basis. YEP will designate two additional members to join the Company’s Board of Directors, effective upon the closing of the transaction.  In order to make these additions to the Board, the Board will take action pursuant to the Bylaws to increase the size of the Board to seven (7) members and to elect, as of the closing date of the YEP investment, YEP’s designees to the Board.  The Bylaw amendments will not become effective unless the transactions contemplated by the securities purchase agreement are consummated.

On April 3, 2009, the Company and YEP agreed to amend their securities purchase agreement to extend the outside termination date for the closing of YEP’s equity investment from April 30, 2009 to June 30, 2009, in order to provide sufficient time to conduct the 2008 Annual Meeting and complete the YEP equity investment transaction.  The amendment also provides that, if YEP completes the purchase of the ANS Shares from the ANS Parties described below and in Note 10, then the exercise price payable by YEP for the Warrant Shares shall be reduced from $1.20 to $1.15 per share.

In addition, on April 3, 2009, the Company and two of its shareholders, ANS Investments LLC and its CEO, Jonah M. Meer (together, the “ANS Parties”), entered into a settlement agreement that terminates the proxy solicitation efforts of the ANS Parties on mutually agreeable terms.  Under the terms of the settlement agreement, the ANS Parties have agreed to withdraw both the nomination of Mr. Meer as a director candidate and their other proposals, to terminate all proxy solicitation efforts with respect thereto, to support each of the proposals that the Company intends to present to its shareholders at the Annual Meeting and to vote all of their shares in favor of these proposals in accordance with the recommendation of the Company’s Board of Directors.  In exchange, the Company has agreed to reimburse the ANS Parties up to $125,000 for their legal and other expenses incurred by the ANS Parties related to their proxy solicitation efforts.

Separately, YEP and the ANS Parties have entered into an agreement by which YEP will, upon completion of YEP’s equity investment in the Company, purchase 568,985 shares of the Company’s common stock currently owned by the ANS Parties (the “ANS Shares”) at a price of $1.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company on a consolidated basis had approximately $30.3 million of cash and cash equivalents and $2.4 million in marketable securities.  The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates.  Cash balances were $1.8 million as of March 31, 2009 and the remaining $28.5 million was held in time deposit accounts in several Australian banks that had terms of 90 days or less.  National Australia Bank, Ltd. (“NAB”) holds 48% of the total time deposit balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

Consolidated

When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities.  The balance of cash and cash equivalents and marketable securities decreased $3.6 million during the nine months ended March 31, 2009 compared to a $4.2 million decrease in those balances during the nine months ended March 31, 2008.  The factors favorably impacting our liquidity and capital resources during the nine months ended March 31, 2009 included a $2.8 million decrease in cash expenditures for operating expenses resulting from an increase in accounts payable, a $1.2 million decrease in drilling activities, a $2.8 million decrease in property and equipment expenditures and a decrease in tax payments of $11.6 million offset by a $4.4 million decrease in cash receipts from sales and a $13.3 million increase in foreign exchange loss.

 The decrease in cash from the sales of oil and gas was due to decreased sales of $8.1 million offset by a decrease in accounts receivable of $3.7 million resulting from faster collections. Sales decreases were mostly due to the 29% decrease in barrels sold, (attributable essentially to a 37,000 barrel decrease in the Nockatunga project).  We expect a downward production trend in the Nockatunga project to continue but at a slower rate than occurred in this quarter.  Initial production declines rapidly over the first year or two and levels off to a slower decline.

The Company invested $2,193,470 and $6,215,629 in oil and gas exploration activities, which includes additions to property and equipment, during the nine months ended March 31, 2009 and 2008, respectively. The decrease was due to reduced drilling activities in 2009.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar decreased 29% to $.6835 at March 31, 2009, compared to a value of $.9615 at June 30, 2008.

As to MPC

At March 31, 2009, MPC, on an unconsolidated basis, had working capital of approximately $2.3 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and its annual MPAL dividend should be adequate to meet its current and near term cash requirements.  MPC received a cash dividend of $3.0 million from MPAL in December 2008.

On February 9, 2009, the Company entered into a definitive securities purchase agreement with Young Energy Prize S.A. (“YEP”), a Luxembourg corporation, providing for a $10 million equity investment in the Company. Closing under the purchase agreement is subject to receipt of shareholder approval of the investment and an amendment to the Company’s certification of incorporation, as well as other customary closing conditions.  The Company expects the transaction to be completed on or before June 30, 2009.

       Under the terms of the securities purchase agreement, YEP will pay $10.0 million ($1.15 per share)to acquire a total of 8,695,652 shares of the Company's Common Stock (the “Shares”) and five-year warrants entitling YEP to purchase 4,347,826 shares through warrant exercise at a price of $1.20 per share. (See Note 9 to the condensed consolidated financial statements)

On April 3, 2009, the Company and YEP agreed to amend their securities purchase agreement to extend the outside termination date for the closing of YEP’s equity investment from April 30, 2009 to June 30, 2009, in order to provide sufficient time to conduct the 2008 Annual Meeting and complete the YEP equity investment transaction.  The amendment also provides that, if YEP completes the purchase of the ANS Shares from the ANS Parties described in Note 10, then the exercise price payable by YEP for the Warrant Shares shall be reduced from $1.20 to $1.15 per share

As to MPAL

At March 31, 2009, MPAL had working capital of approximately $30.1 million. MPAL has budgeted approximately (Aus) $6.0 million for specific exploration projects in fiscal year 2009 as compared to (Aus) $3.5 million expended in the nine months ended March 31, 2009. However, the total amount to be expended may vary depending on when various projects reach the drilling phase. Most of the U.K expenditures previously budgeted for 2009 will occur in 2010. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contracts for the sale of Palm Valley and Mereenie gas will expire during fiscal year 2012 and 2009, respectively.

       MPAL’s major customer, Gasgo Pty. Ltd., a subsidiary of PWC of the Northern Territory has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January, 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development has encountered significant development difficulty and delay. One Blacktip well was plugged and abandoned in March 2009 as dry.  The Mereenie Producers will continue to supply PWC’s gas demand to augment Blacktip gas.  There is a possibility that all Amadeus Basin gas deliverability could be combined with the distressed Blacktip flow to achieve efficiencies and savings for all Parties (producers and buyers) in the Darwin supply grid. There are significant unknowns with regard to Blacktip capability, efficiency, and natural gas deliverability. MPAL may, or may not, be able to contract for the sale of the remaining uncontracted reserves.  Negotiations on this premise are active with ENI Australia, PWC, and with Darwin LNG Operator, ConocoPhillips. Unless MPAL is able to obtain additional contracts for its remaining gas reserves or be successful in its current exploration program, its revenues will be materially reduced beginning in 2010. Mereenie gas sales were approximately $15.5 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2008 and $8.8 million (net of royalties) or 84% of total gas sales for the nine months ended March 31, 2009.

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

The following is a summary of our consolidated contractual obligations at March 31, 2009, in thousands:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating Lease Obligations (1)	$61	$61	$—	$—	$—
Purchase Obligations (2)	5,797	5,797	—	—	—
Asset Retirement Obligations (3)	10,886	—	201	1,914	8,771
Total	$16,744	$5,858	$201	$1,914	$8,771
______________
(1)
MPAL is in the process of renegotiating its current lease which expires June 30, 2009.  The new three year lease of the Brisbane office will be effective July 1, 2009.  Rental amounts in Australian dollars have been agreed upon and are as follows: $320,560, $337,605 and $355,333 for the year ending June 30, 2010, 2011 and 2012, respectively.

(2)
Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures; however some may be farmed out to third parties. Exploration contingent expenditures of $19,019,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $19,002,000 (1-3 years), $17,000 (3-5 years).

(3)
During the first quarter of fiscal 2009, the Company decreased the Mereenie asset retirement obligation by a net amount of $995,000 due to a change in cost estimates and expected restoration date from 2009 to 2014 (see Note 6 to the Financial Statements).  It was originally estimated that this liability would be discharged by plugging the existing oil and gas wells, reclamation of the land and satisfaction of any other contractual requirements at the end of the current supply contract, but due to amended supply obligations this has been extended to 2014. The amounts above represent the undiscounted liability. The difference between the undiscounted liability and the discounted liability on the balance sheet is $2,986,000.

THREE MONTHS ENDED MARCH, 2009 VS. MARCH 31, 2008

REVENUES
Significant changes in revenues are as follows:

	THREE MONTHS ENDED March 31,
	2009	2008	$ Variance	% Variance

Oil sales	$1,707,287	$4,442,241	$(2,734,954)	(62%)
Gas sales	3,291,615	4,433,188	(1,141,573)	(26%)
Other production related revenues	523,611	660,634	(137,023)	(21%)
Interest income	273,641	500,121	(226,480)	(45%)

OIL SALES DECREASED due to a 29% decrease in production, a 29% decrease in average price per barrel and the 27% decrease in the average exchange rate discussed below. We expect the downward production trend in the Nockatunga fields to continue due to the high-cost nature of this area and the current price of oil. In addition, due to the decrease in Mereenie production we are endeavoring to align operating expenses with future revenue.  Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED MARCH 31,
	2009 SALES		2008 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia:
Mereenie field	19,940	73.68	23,022	106.87	(13%)	(31%)
Cooper Basin	310	79.68	1,566	106.10	(80%)	(25%)
Nockatunga project (1)	14,140	64.94	23,577	90.15	(40%)	(28%)
Total	34,390	70.17	48,165	98.70	(29%)	(29%)
(1)	Nockatunga average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.

GAS SALES DECREASED due to a 12% decrease in volume resulting from a decline in customer requirements and the 27% decrease in the average exchange rate discussed below partially offset by an 18% increase in the average price per mcf.  The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED MARCH 31,
	2009 SALES		2008 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	.282	2.25	.321	2.22	(12%)	1%
Australia: Mereenie	.971	4.26	1.097	3.51	(11%)	21%
Total	1.253	3.79	1.418	3.21	(12%)	18%

INTEREST INCOME DECREASED due to a decrease in market interest rates and the 27% decrease in the average exchange rate discussed below.

COSTS AND EXPENSES

Significant changes in costs and expenses are as follows:

	THREE MONTHS ENDED March 31,
	2009	2008	$Variance	% Variance
Exploration and dry hole costs	1,385,552	334,651	1,050,901	314%
Depletion, depreciation and amortization	1,130,134	3,989,223	(2,859,089)	(72%)
Auditing, accounting and legal services	602,058	215,394	386,664	180%
Other administrative expenses	776,278	883,221	(106,493)	(12%)

EXPLORATION AND DRY HOLE COSTS INCREASED in 2009 due to seismic survey costs of approximately $1.2 million related to the Nockatunga fields partially offset by the 27% decrease in the average exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2009 due to lower depletable costs and the 27% decrease in the average exchange rate described below.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED in 2009 due mostly to legal fees related to the YEP transaction and the shareholder agreement of approximately $256,000 (See Notes 9 and 10 to the Financial Statements) partially offset by the 27% decrease in the average exchange rate described below.

OTHER ADMINISTRATIVE EXPENSES DECREASED in 2009 due to costs related to director stock options that were incurred in 2008 but not in 2009 ($63,000), decrease in insurance expenses in 2009 ($27,000) and the 27% decrease in the average exchange rate described below, partially offset by due diligence costs related to the YEP transaction ($175,000) (See Note 9 to the Financial Statements).

INCOME TAXES

INCOME TAX PROVISION DECREASED due to the decrease in income before taxes as well as the provision of the ATO settlement in the prior fiscal period (see Note 7 to the Financial Statements for a discussion of effective tax rates used and the ATO settlement).

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.6835 at March 31, 2009 compared to a value of $.6907 at December 31, 2008. This resulted in a $371,883 charge to the foreign currency translation adjustments account for the three months ended March 31, 2009. The average exchange rate used to translate MPAL’s operations in Australia was $.6647 for the quarter ended March 31, 2009, which was a 27% decrease compared to the $.9051 rate for the quarter ended March 31, 2008.

NINE MONTHS ENDED MARCH 31, 2009 VS. MARCH 31, 2008

REVENUES

Significant changes in revenues are as follows:

	NINE MONTHS ENDED March 31,
	2009	2008	$ Variance	% Variance

Oil sales	$9,184,879	$14,062,782	$(4,877,903)	(35%)
Gas sales	10,600,544	13,195,352	(2,594,808)	(20%)
Other production related revenues	1,348,058	1,973,843	(625,785)	(32%)

OIL SALES DECREASED due to a net 29% decrease in production and the 16% decrease in the average exchange rate discussed below. We expect the downward production trend in the Nockatunga fields to continue due to the high-cost nature of this area and the current price of oil.  In addition, due to the decrease in Mereenie production we are endeavoring to align operating expenses with future revenue.  Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	NINE MONTHS ENDED MARCH 31,
	2009 SALES		2008 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia:
Mereenie field	65,128	97.00	73,758	104.48	(12%)	(7%)
Cooper Basin	2,170	104.31	4,853	104.25	(55%)	0%
Nockatunga project (1)	49,346	91.26	86,064	85.07	(43%)	7%
Total	116,644	94.73	164,675	94.38	(29%)	0%
(1)	Nockatunga average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.

GAS SALES DECREASED due to a 10% decrease in volume resulting from a decline in customer requirements and the 16% decrease in the average exchange rate discussed below offset by a 4% increase in the average price per mcf. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	NINE MONTHS ENDED MARCH 31,
	2009 SALES		2008 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	.885	2.25	1.007	2.21	(12%)	2%
Australia: Mereenie	3.031	3.69	3.357	3.54	(10%)	4%
Total	3.916	3.36	4.364	3.23	(10%)	4%

COSTS AND EXPENSES

Significant changes in costs and expenses are as follows:

	NINE MONTHS ENDED March 31,
	2009	2008	$Variance	% Variance
Exploration and dry hole costs	2,652,929	3,072,242	(419,313)	(14%)
Depletion, depreciation and amortization	5,691,415	12,763,443	(7,072,028)	(55%)
Auditing, accounting and legal services	1,291,857	773,497	518,360	67%
Other administrative expenses	2,069,528	2,524,866	(455,338)	(18%)

EXPLORATION AND DRY HOLE COSTS DECREASED in 2009 due to Cooper Basin drilling costs incurred in 2008 but not in 2009 ($1.3 million) and the 16% decrease in the average exchange rate described below partially offset by seismic survey costs related to the Nockatunga fields ($1.2 million) and the write off and  impairments of U.K. permits in 2009 ($321,000).

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2009 due to lower depletable costs and the 16% decrease in the average exchange rate described below.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED in 2009 due mostly to legal fees related to the YEP transaction and the shareholder agreement of approximately $505,000 (See Notes 9 and 10 to the Financial Statements) partially offset by the 16% decrease in the average exchange rate described below.

OTHER ADMINISTRATIVE EXPENSES DECREASED in 2009 due to costs related to the ATO settlement ($597,000) and director stock options ($63,000) that were incurred in 2008 but not in 2009, exchange rate gains ($326,000) in 2009, decrease in insurance expenses in 2009 ($127,000) and the 16% decrease in the average exchange rate described below, partially offset by due diligence costs related to the YEP transaction ($393,000) (See Note 9 to the Financial Statements).

INCOME TAXES

INCOME TAX PROVISION DECREASED mostly due to the provision for the ATO settlement in the prior fiscal period partially offset by higher income before income taxes (see Note 7 to the Financial Statements for a discussion of effective tax rates used and the ATO settlement).

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR DECREASED TO $.6835 at March 31, 2009 compared to a value of $.9615 at June 30, 2008. This resulted in a $17,329,440 charge to the foreign currency translation adjustments account for the nine months ended March 31, 2009. The average exchange rate used to translate MPAL’s operations in Australia was $.7432 for the nine months ended March 31, 2009, which was a 16% decrease compared to the $.8809 rate for the nine months ended March 31, 2008.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates among the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future.  Recently, the U.S. dollar has strengthened significantly against the Australian dollar which has had, and may continue to have, a materially negative impact on our revenues generated in the Australian dollar, as well as our operating income and net income, as considered on a consolidated basis. For the nine months ended March 31, 2009, the Company recorded a $17 million charge to its net worth which represented the financial impact of the strengthening of the U.S. dollar against the Australian dollar. Any continued appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income.  Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling.  Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollar could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $2,113,000 and $1,988,000, for the nine months ended March 31,  2009, respectively.

For the nine months ended March 31, 2009, oil sales represented approximately 46% of oil and gas revenues. Based on the current nine month’s sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by $918,000. Gas sales, which represented approximately 54% of oil and gas revenues in the current nine months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the nine months ended March 31, 2009.

At March 31, 2009, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $32.7 million, which approximates the fair value of these investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. These marketable securities have not been impacted by the U.S. credit crisis.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and Daniel J. Samela, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of March 31, 2009. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION
MARCH 31, 2009

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2008.  As part of our Form 10-Q for the quarter ended September 30, 2008, we revised our risk factor entitled “Oil and Gas Prices are Volatile” under the heading “Risks Related to the Oil and Gas Industry” to describe recent steep declines in worldwide oil and gas prices.  We have also added two new risk factors: (1) a discussion of the ongoing U.S. and worldwide financial and credit crisis, and the impacts that these conditions may have on us and (2) a discussion of exchange rate fluctuations.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty.  Furthermore, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per barrel to below $50 per barrel in late April 2009, while natural gas prices have declined from over $13 per mcf to below $4 per mcf over the same period.

Sustained declines in oil and gas prices (such as those experienced in the second half of 2008) would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Approximately 62% of our proved reserves at June 30, 2008 were natural gas reserves. Existing gas sales contracts in Australia are long term contracts with the gas price movements related to the ACPI. Future gas sales not governed by existing contracts would generate lower revenue if natural gas prices in Australia were to decline. Sales of our proved oil reserves are dependent on world oil prices. The volatility of these prices will affect future oil revenues. Based on 2009 gas and oil sales volumes and revenues, a 10% change in gas prices would increase or decrease gas revenues by approximately $1,060,000 and a 10% change in oil prices would increase or decrease oil revenue by approximately $919,000 for the nine months ended March 31, 2009, respectively.

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

In addition, the U.S. and worldwide capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.  Since September 2008, market volatility and disruptions have reached unprecedented levels, leading in many cases to unprecedented government legislation and other actions to stabilize world markets and financial institutions and promote consumer and investor confidence.

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

The exchange rates among the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future.  Recently, the U.S. dollar has strengthened materially against the Australian dollar which has had, and may continue to have, a materially negative impact on our revenues generated in the Australian dollar, as well as our operating income and net income, as considered on a consolidated basis.  The foreign exchange loss for the nine months ended March 31, 2009 was $17.3 million and is included in accumulated other comprehensive income on the balance sheet. Any continued appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income.  Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling.  Accordingly, any material appreciation of the U.K. pound sterling against the U.S. dollar could have a negative impact on our business, operating results and financial condition.

If we are unable to complete the recently announced investment transaction with our strategic investor, we may be unable to raise capital from alternative sources, which could adversely affect our business and cause our stock price to decline.

     As previously announced on February 10, 2009, we have entered into a Securities Purchase Agreement with Young Energy Prize S.A. (“YEP”), a Luxembourg corporation. Under the terms of the securities purchase agreement, YEP will pay $10.0 million ($1.15 per share) to acquire a total of 8,695,652 shares of the Company's common stock (the “Shares”) and a five-year warrant entitling YEP to purchase 4,347,826 shares through warrant exercise at a price of $1.20 per share (see April 3, 2009 amendment discussed below).

The closing of the YEP investment transaction is subject to receipt of shareholder approval of the investment and an amendment to the Company’s certification of incorporation, as well as other customary closing conditions.  If approved by shareholders, the Company expects the transaction to be completed on or before June 30, 2009.

On April 3, 2009, the Company and YEP agreed to amend their securities purchase agreement to extend the outside termination date for the closing of YEP’s equity investment from April 30, 2009 to June 30, 2009, in order to provide sufficient time to conduct the 2008 annual meeting and complete the YEP equity investment transaction.  The amendment also provides that, if YEP completes the purchase of the ANS Shares from the ANS Parties (See note 10 to the financial statements), then the exercise price payable by YEP for the warrant shares shall be reduced from $1.20 to $1.15 per share.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
January 1-31, 2009	0	0	0	319,150
February 1-28, 2009	0	0	0	319,150
March 1-31, 2009	0	0	0	319,150
___________
(1)
The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2009, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

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
March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: May 12, 2009                                                                             By/s/ William H. Hastings
William H. Hastings, President and Chief Executive Officer
(Duly Authorized Officer)

            By/s/ Daniel J. Samela
Daniel J. Samela, Chief Financial and Accounting Officer
(as Principal Accounting Officer)