Form 10-K
period 2009-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2009-10-02
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-5507

Magellan Petroleum Corporation

(Exact name of registrant as specified in its charter)

Delaware	06-0842255
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
10 Columbus Boulevard, Hartford, CT	06106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(860) 293-2006

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act

Title of Class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at the $0.65 closing price on December 31, 2008 (the last business day of the most recently completed second quarter) was $26,803,787.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share, 50,210,977 shares outstanding as of September 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the Annual Meeting of Stockholders for the fiscal year ended June 30, 2009, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as “A.$00”. The exchange rate at September 1, 2009 was approximately A.$1.00 equaled U.S. $.84.

PART I

Item 1.	Business

Magellan Petroleum Corporation (the “Company” or “MPC” or “Magellan”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2009, MPC’s principal asset was a 100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”).

MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), five petroleum production leases covering the Nockatunga oil fields (41% working interest) and eighteen licenses in the United Kingdom, five of which are operated by MPAL. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga fields are located in the Cooper Basin in South West Queensland, Australia. Santos Ltd. (“Santos”), a publicly owned Australian company, owns a 65% interest in the Mereenie field, a 48% interest in the Palm Valley field and a 59% interest in the Nockatunga fields. Santos is the operator of the Mereenie and Nockatunga fields.

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

AUSTRALIA

Mereenie Oil and Gas Field

MPAL (35%) and Santos (65%), the operator (together known as the Mereenie Producers), own the Mereenie field which is located in the Amadeus Basin of the Northern Territory. MPAL’s share of the Mereenie field proved developed oil reserves and gas reserves based upon contracted amounts (net of royalties) was approximately 685,000 barrels and 0.8 billion cubic feet (Bcf) of gas at June 30, 2009. During fiscal 2009, MPAL’s share of oil sales was 105,000 barrels and 4.6 Bcf of gas, which is subject to net overriding royalties aggregating 4.0625% and the statutory government royalty of 10%. Prior to early June 2009, the oil was transported by means of a 167-mile eight-inch oil pipeline from the field to an industrial park near Alice Springs.

The oil was then shipped south approximately 950 miles by road to the Port Bonython Export Terminal at Whyalla, South Australia for sale. Since early June 2009, the oil is transported by road directly from the field to Port Bonython Export Terminal. The cost of transporting the oil to the terminal is borne by the Mereenie Producers. The oil pipeline has been placed in care and maintenance because of environmental concerns by the operator over its integrity. The petroleum leases covering the Mereenie field expire in November 2023.

The Mereenie Producers are contracted to provide Mereenie gas in the Northern Territory to the Power and Water Corporation (“PWC”) for use in Darwin and other Northern Territory centers. See “Gas Supply Contracts” below.

Palm Valley Gas Field

MPAL has a 52.023% interest in, and is the operator of, the Palm Valley gas field which is also located in the Amadeus Basin of the Northern Territory. Santos, the operator of the Mereenie field, owns the remaining 47.977% interest in the Palm Valley field which provides gas to meet the Alice Springs and Darwin supply contracts with PWC. See “Gas Supply Contracts” below. MPAL’s share of the Palm Valley proved developed reserves (net of royalties) was 2.5 Bcf at June 30, 2009 and is based upon gas contract amounts. During fiscal 2009, MPAL’s share of gas sales was 1.4 Bcf which is subject to a 10% statutory government royalty and net overriding royalties aggregating 7.3125%. The producers and PWC installed additional compression equipment in the field in 2006 that will assist field deliverability during the remaining Darwin gas contract period. PWC funds the cost of additions and modifications to the gas delivery system under the gas supply agreement. The petroleum lease covering the Palm Valley field expires in November 2024.

Gas Supply Contracts

In 1983, the MPAL and Santos (“Palm Valley Producers”) commenced the sale of gas to Alice Springs under a 1981 agreement. That agreement terminated in June 2008. In 1985, the Palm Valley Producers and Mereenie Producers signed agreements for the sale of gas to PWC, through its wholly-owned company Gasgo Pty. Ltd. (“Gasgo”), for use in PWC’s Darwin electricity generating station and at a number of other generating stations in the Northern Territory. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. The gas is being delivered via the 922-mile Amadeus Basin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas, the latest being in June 2006 for the supply of an additional 4.4 Bcf of gas to be supplied prior to December 31, 2008. The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expired in January and June 2009. Supply obligations under the Mereenie contracts ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010, unless amended or extended.

MPAL’s major customer, PWC, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development has encountered delay but is expected to commence partial production in the near term. The follow-on production schedule and timing is not yet available to us. The Mereenie Producers will continue to supply PWC’s gas demand on a reasonable endeavors basis to supplement Blacktip gas sales as required until December 31, 2010, unless amended or extended. All prices for those sales now fall under the higher-priced Mereenie Sales Agreement 4 (“Backstop Agreement”). MPAL is actively pursuing gas sales contracts for the remaining uncontracted reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2013 timeframe. When Blacktip gas becomes available, there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will begin to decline substantially in 2010. Mereenie gas sales were approximately $12.4 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2009 and $15.5 million (net of royalties) or 85% of total sales for the year ended June 30, 2008.

At June 30, 2009, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf
Less than one year	2.22
Between 1-5 years	1.77
Greater than 5 years	0.00

Total	3.99

Nockatunga Oil Fields

MPAL purchased its 40.936% working interest (38.703% net revenue interest) in the Nockatunga oil fields in the Cooper Basin in southwest Queensland effective from July 2003. Santos is operator of the fields and holds the remaining interest. The assets are comprised of eleven producing oil fields (Currambar, Kamel, Dilkera, Dilkera North, Koora, Maxwell, Maxwell South, Muthero, Nockatunga, Thungo and Winna) in Petroleum Leases 33, 50, 51, 244 and 245, together with exploration acreage in the adjacent Authority to Prospect for Petroleum (“ATP”) No. 267P. The fields are currently producing about 425 barrels of oil per day (MPAL’s share is approximately 165 barrels of oil per day). During fiscal 2009, MPAL’s share of oil sales was 70,000 barrels which is subject to a 10% statutory government royalty and net overriding royalties aggregating 3.0%. MPAL’s share of the Nockatunga fields’ proved developed oil reserves (net of royalties) was approximately 92,000 barrels at June 30, 2009. Petroleum Lease 33 was renewed for a further 21 years and will expire in April 2028. Petroleum Leases 50 and 51 expire in June 2011. Petroleum Leases 244 and 245 were granted with effect on December 1, 2008 and will expire in November 2029. ATP 267P was renewed for a further four year term and will expire in November 2011. A 99 square mile 3D seismic survey was conducted over Petroleum Leases 51 and 245 and parts of ATP 267P in early 2009. No drilling was undertaken during fiscal 2009.

Dingo Gas Field

MPAL has a 34.3365% interest in the Dingo gas field which is held under Retention License 2 in the Amadeus Basin in the Northern Territory. No market has emerged for the gas volumes that have been discovered in the Dingo gas field. MPAL’s share of potential production from this permit area is subject to a 10% statutory government royalty and overriding royalties aggregating 4.8125%. The license was renewed for a further five year term and expires in February 2014.

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

Eureka Petroleum has agreed to undertake a staged evaluation of the farm-out area to earn a 75% interest in any petroleum lease granted in the area. MPAL retains a 25% interest and is carried by Eureka Petroleum through any development to the grant of a petroleum lease. Eureka Petroleum operates the joint venture. At June 30,

2009, the work obligations of the ATP 613P permit were fully committed by Eureka Petroleum under the farm-out arrangement. ATP 613P was renewed in March 2008 for a further 12-year term ending in March 2019.

Cooper/Eromanga Basin (See Executive Summary in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operation for discussion of potential sale of Cooper Basin assets.)

PEL 94, PEL 95 & PPL 210

During fiscal year 1999, MPAL (50%) and its partner Beach Petroleum were successful in bidding for two exploration blocks, Petroleum Exploration License (“PEL”) 94 and PEL 95, in South Australia’s Cooper Basin. The Aldinga-1 exploration well was drilled and completed in September 2002 and began producing in May 2003 at about 80 barrels of oil per day. Petroleum Production License (“PPL”) 210 was granted over the Aldinga field in December 2004. By June 2009, production had declined to about 10 barrels of oil per day. No further development is planned for the field.

Black Rock Petroleum contributed to the cost of drilling the Myponga-1 well in June 2004 to earn a 15% interest in the PEL 94 permit. MPAL’s interest in PEL 94 was reduced to 35%. Black Rock Petroleum subsequently assigned its interest in PEL 94 to Victoria Petroleum. At June 30, 2009, MPAL’s share of the work obligations of PEL 94 totaled $622,000 of which $28,000 was committed and in PEL 95 totaled $929,000 of which $81,000 was committed. PEL 94 expires in May 2012 and PEL 95 expires in October 2011.

PEL 106, PEL 107 & PPL 212

During fiscal year 2005, MPAL entered into a farm-in arrangement with Great Artesian Oil and Gas to drill explorations wells in petroleum exploration permits PEL 106 and PEL 107 in the Cooper Basin of South Australia. The Kiana-1 well was drilled in PEL 107 in 2005 and was completed for production as an oil producer. PPL 212 was granted over the Kiana field in January 2006. MPAL earned a 30% interest in PPL 212 by contributing to the drilling cost of the Kiana-1 well. During fiscal 2009, MPAL’s share of oil sales was approximately 1,900 barrels which is subject to a 10% statutory government royalty and net overriding royalties aggregating 4.0%. MPAL’s share of the Kiana field’s proved developed oil reserves was approximately 11,000 barrels at June 30, 2009. Beach Petroleum is operator of the joint venture.

MPAL exercised its option to participate in a further two wells in PEL 107 under the farm-in arrangement with Great Artesian Oil and Gas to earn a 30% interest in any discoveries and a 20% interest in the PEL 107 permit. The Keeley-1 and Cabbots-1 farm-in wells were drilled in late 2006. Both wells were dry holes. PEL 107 was renewed for a further five year term and expires in December 2013. At June 30, 2009, the work obligations of PEL 107 totaled $525,000, of which $40,000 was committed.

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

PEL 110

During fiscal year 2001, MPAL (50%) and its partner Beach Petroleum were successful in bidding for exploration block PEL 110 in the Cooper Basin. PEL 110 was granted in February 2003. During July 2005, Cooper Energy contributed to the cost of the Yanerbie-1 well to earn a 25% interest in PEL 110 which reduced MPAL’s interest in PEL 110 to 37.5%. PEL 110 was renewed for a further five year term and expires in

November 2013. Beach Petroleum withdrew from the license and joint venture with effect at the end of the first five year term, and MPAL’s interest increased proportionally to 60%. At June 30, 2009, MPAL’s share of the work obligations of PEL 110 totaled $1,231,000, of which $68,000 was committed.

UNITED KINGDOM

PEDL 098, PEDL 099 & PEDL 256

During fiscal year 2001, MPAL acquired an interest in two exploration licenses in southern England in the Weald-Wessex basin. The two licenses, Petroleum Exploration and Development License (“PEDL”) 098 (22.5%) in the Isle of Wight and PEDL 099 (40%) in the Portsdown area of Hampshire, were each granted for a period of six years. The Sandhills-2 well, drilled in the PEDL 098 permit during 2005, encountered a heavily biodegraded remnant oil column and was plugged and abandoned. At June 30, 2009, MPAL’s share of the work obligations of the PEDL 098 license totaled $55,000 of which $18,000 was committed. PEDL 098 expires in September 2011. PEDL 099 expired in September 2008.

The former PEDL 099 licensees made an out-of-round application for a license over the northeast portion of the former PEDL 099 area which is adjacent to the Havant Prospect in PEDL 155. PEDL 256 was granted to MPAL (40% interest) and its joint venturers for a period of six years with effect from May 2009 with a drill or drop obligation at the end of the term. PEDL 256 expires in May 2015. At June 30, 2009, MPAL’s share of the work obligations of the PEDL 256 license totaled $2,180,000, of which $40,000 was committed.

PEDL 125 & PEDL 126

Effective July 1, 2003, MPAL acquired two exploration licenses, PEDL 125 (40%) in Hampshire and PEDL 126 (40%) in West Sussex, in the Weald Basin of southern England; each granted for a period of six years. The drilling plans for the Markwells Wood-1 well in PEDL 126 are in progress and have received all necessary approvals. However, due to certain delays and the availability of suitable rigs to perform the drilling work, the spudding of this well is expected in the early part of the first quarter of 2010. Plans for drilling Hedge End-2 later in 2010 are in progress. The U.K, company Encore Oil (formerly known as Oil Quest Resources) will fund part of MPAL’s share of the cost of drilling the two wells to acquire a 10% interest in each of the licenses. Both PEDLs were extended by the Government for a further one year term and the licenses expire in June 2010. At June 30, 2009, MPAL’s share of the work obligations of the two licenses totaled $3,150,000 which was committed.

PEDL 135, PEDL 136 & PEDL 137

Effective October 1, 2004, MPAL was granted 100% interest in PEDL 135, PEDL 136 and PEDL 137 in the Weald Basin in southern England for a term of six years. Each has a drill or drop obligation at the end of the term. MPAL has undertaken a program of seismic data purchase, reprocessing and interpretation and has identified three drilling prospects. Drilling of two wells is being planned and government drilling approvals sought. At June 30, 2009, MPAL’s work obligation for the three licenses totaled $13,930,000, of which $282,000 was committed.

PEDL 152, PEDL 153, PEDL 154 & PEDL 155

Effective October 1, 2004, MPAL acquired four licenses in the Weald Basin in southern England, each granted for a period of six years; PEDL 152 (22.5%), PEDL 153 (33.3%), PEDL 154 (50%) and PEDL 155 (40%). Each license has a drill or drop obligation at the end of its term. The well has to be drilled within the first six years of the initial term in order for the license to extend into the next five-year license term. The drilling plans for the Havant-1 well in PEDL 155 are in progress and spudding of this well is expected in 2010. The U.K. company Encore Oil will fund part of MPAL’s share of the PEDL 155 drilling and exploration costs to acquire a 10% interest in the license. At June 30, 2009, MPAL’s work obligation for the four licenses totaled $5,500,000, of which $1,588,000 was committed.

PEDL 231, PEDL 232, PEDL 234, PEDL 240, PEDL 242, PEDL 243 & PEDL 246

Effective July 1, 2008, MPAL and its joint venture partner were granted interests in PEDL 231 (MPAL 50%), PEDL 232 (50%), PEDL 234(50%), PEDL 240 (22.5%), PEDL 242 (100%), PEDL 243 (50%) & PEDL 246 (100%) located in the Weald and Wessex Basins of southern England. Two of these PEDLs are operated by MPAL. Each license has a drill or drop obligation at the end of its term and expires in July 2014. At June 30, 2009, MPAL’s share of the work obligations of: the PEDL 231, PEDL 232, PEDL 234 & PEDL 243 licenses totaled $7,500,000 of which $1,000,000 was committed; the PEDL 240 license was $1,328,000, of which $40,000 was committed; and the PEDL 242 & PEDL 246 licenses totaled $10,515,000, of which $56,000 was committed.

CANADA

MPC owns a 2.67% carried interest in a lease (31,885 gross acres, 850 net acres) in the southeast Yukon Territory, Canada, which includes the Kotaneelee gas field. Devon Canada Corporation is the operator of this partially developed field which is connected to a major pipeline system. Production at Kotaneelee commenced in February 1991. The Company recorded revenue of $164,000 from this field in fiscal 2009.

(b) Financial Information About Industry Segments.

The Company is engaged in only one industry, namely, oil and gas exploration, development, production and sale. The Company conducts such business through its two operating segments; MPC and its wholly owned subsidiary MPAL.

(c) (1) Narrative Description of the Business.

MPC was incorporated in 1957 under the laws of Panama and was reorganized under the laws of Delaware in 1967. MPC is directly engaged in the exploration for, and the development, production and sale of oil and gas reserves in Canada, and indirectly through its subsidiary MPAL in Australia and the United Kingdom.

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

Permit	Expiration Date	Location
Petroleum Lease No. 4 and No. 5 (Mereenie) (Amadeus Basin)	November 2023	Northern Territory, Australia
Petroleum Lease No. 3 (Palm Valley) (Amadeus Basin)	November 2024	Northern Territory, Australia
Retention License No. 2 (Dingo) (Amadeus Basin)	February 2014	Northern Territory, Australia
Petroleum Lease No. 33 (Nockatunga) (Cooper Basin)	April 2028	Queensland, Australia
Petroleum Lease No. 50 and No. 51 (Nockatunga) (Cooper Basin)	June 2011	Queensland, Australia
Petroleum Lease No. 244 (Currambar) (Cooper Basin)	November 2029	Queensland, Australia
Petroleum Lease No. 245 (Maxwell South) (Cooper Basin)	November 2029	Queensland, Australia
Petroleum Production License No. 210 (Aldinga) (Cooper Basin)	Held by production	South Australia
Petroleum Production License No. 212 (Kiana) (Cooper Basin)	Held by production	South Australia
ATP 267P (Nockatunga) (Cooper Basin)	November 2011	Queensland, Australia
ATP 613P (Maryborough Basin)	March 2019	Queensland, Australia
ATP 674P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 733P (Maryborough Basin)	Application pending	Queensland, Australia
ATP 732P (Cooper Basin)	Application pending	Queensland, Australia
PEL 94 (Cooper Basin)	May 2012	South Australia
PEL 95 (Cooper Basin)	October 2011	South Australia
PEL 107 (Cooper Basin)	December 2013	South Australia
PEL 110 (Cooper Basin)	November 2013	South Australia
PEDL 098 (Weald-Wessex Basins)	September 2011	United Kingdom

PEDL 125 (Weald-Wessex Basins)	June 2010	United Kingdom
PEDL 126 (Weald-Wessex Basins))	June 2010	United Kingdom
PEDL 135 (Weald Basin)	September 2010	United Kingdom
PEDL 136 (Weald Basin)	September 2010	United Kingdom
PEDL 137 (Weald Basin)	September 2010	United Kingdom
PEDL 152 (Weald-Wessex Basin)	September 2010	United Kingdom
PEDL 153 (Weald Basin)	September 2010	United Kingdom
PEDL 154 (Weald Basin)	September 2010	United Kingdom
PEDL 155 (Weald Basin)	September 2010	United Kingdom
PEDL 231 (Weald Basin)	June 2014	United Kingdom
PEDL 232 (Weald Basin)	June 2014	United Kingdom
PEDL 234 (Weald Basin)	June 2014	United Kingdom
PEDL 240 (Weald-Wessex Basins)	June 2014	United Kingdom
PEDL 242 (Weald Basin)	June 2014	United Kingdom
PEDL 243 (Weald Basin)	June 2014	United Kingdom
PEDL 246 (Weald Basin)	June 2014	United Kingdom
PEDL 256 (Weald Basin)	April 2015	United Kingdom

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

Natural Gas Production

MPAL’s major customer, PWC, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development has encountered delay but is expected to commence partial production in the near term. The follow-on production schedule and timing is not yet available to us. The Mereenie Producers will continue to supply PWC’s gas demand on a reasonable endeavors basis to supplement Blacktip gas sales as required until December 31, 2010, unless amended or extended. All prices for those sales now fall under the Backstop Agreement. MPAL is actively pursuing gas sales contracts for the remaining uncontracted reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2013 timeframe. When Blacktip gas becomes available, there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will begin to decline substantially in 2010. Mereenie gas sales were approximately $12.4 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2009 and $15.5 million (net of royalties) or 85% of total sales for the year ended June 30, 2008.

Oil Production

Presently all of the crude oil and condensate production from Mereenie is being shipped and sold through the Port Bonython Export Terminal, Whyalla, South Australia. Crude oil production from Kiana and Aldinga is generally shipped through the Moomba processing facility in northeastern South Australia and piped from there to the Port Bonython Export Terminal where it is sold. Nockatunga crude oil is shipped and sold through the IOR Energy refinery at Eromanga, Southwest Queensland. Oil sales during fiscal 2009 were 40.2% to the Santos group of companies, 13.1% to the Beach Petroleum group of companies, 8.0% to Origin Energy Resources and 39.2% to IOR Energy.

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

At the present time, the Company’s principal income producing operations are in Australia and for this reason, current competitive conditions in Australia are material to the Company’s future. Currently, most indigenous crude oil is consumed within Australia. In addition, refiners and others import crude oil to meet the overall demand in Australia. The Palm Valley Producers and the Mereenie Producers are developing and separately marketing the production from each field. Because of the relatively remote location of the Amadeus Basin and the inherent nature of the market for gas, it would be impractical for each working interest partner to attempt to market separately its respective share of gas production from each field. MPAL’s major customer, PWC, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development has encountered delay but is expected to commence partial production in the near term. The follow-on production schedule and timing is not yet available to us. The Mereenie Producers will continue to supply PWC’s gas demand on a reasonable endeavors basis to supplement Blacktip gas sales as required until December 31, 2010, unless amended or extended. All prices for those sales now fall under the Backstop Agreement. MPAL is actively pursuing gas sales contracts for the remaining uncontracted reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2013 timeframe. When Blacktip gas becomes available, there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will begin to decline substantially in 2010. Mereenie gas sales were approximately $12.4 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2009 and $15.5 million (net of royalties) or 85% of total sales for the year ended June 30, 2008.

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

At June 30, 2009, the Company had accrued approximately $9.8 million for asset retirement obligations for the Mereenie, Palm Valley, Nockatunga, Kiana, Aldinga and Dingo fields. See Note 4 of the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

(xiii) Number of Persons Employed by Company.

At June 30, 2009, MPC had 5 employees in the United States and MPAL had 25 employees in Australia.

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

MPAL’s Palm Valley, Mereenie and Nockatunga fields could stop producing oil and gas or there could be a material decrease in production levels at the fields. Since these are the three principal revenue producing properties of MPAL, any decline in production levels at these properties could cause MPAL’s revenues to decline, thus reducing the amount of dividends paid by MPAL to MPC. Any such adverse impact on the revenues being received by Magellan from MPAL could restrict our ability to explore and develop oil and gas properties in the future.

If MPAL’s existing long-term gas supply contracts are terminated or not renewed, MPAL’s business could be adversely affected.

MPAL’s financial performance and cash flows are substantially dependent upon its Palm Valley and Mereenie existing supply contracts to sell gas produced at these fields to MPAL’s major customer, Gasgo, a subsidiary of PWC of the Northern Territory. Gasgo has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development has encountered delay but is expected to commence partial production in the near term. The follow-on production schedule and timing is not yet available to us. The Mereenie Producers will continue to supply PWC’s gas demand on a reasonable endeavors basis to supplement Blacktip gas sales as required until December 31, 2010, unless amended or extended. All prices for those sales now fall under the Backstop Agreement. MPAL is actively pursuing gas sales contracts for the remaining uncontracted reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2013 timeframe. When Blacktip gas becomes available, there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will begin to decline substantially in 2010. Mereenie gas sales were approximately $12.4 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2009 and $15.5 million (net of royalties) or 85% of total sales for the year ended June 30, 2008.

The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expired in January and June 2009. The expiration of these contracts, if not replaced, will have an adverse effect on MPAL’s revenues and business outlook and possibly its share price.

Our plans to drill for oil and gas on fields located in the U.K. may not result in successful discoveries of oil and gas.

During fiscal year 2010, we expect that at least three new wells, Markwells Wood-1, Havant-1 and Hedge End-2, in the Weald Basin in the United Kingdom in which we hold interests will be drilled in an attempt to recover oil and gas in commercially viable quantities. If these drilling projects are not successful, no revenues will be achieved from the drilling projects and our results of operations would be adversely effected.

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

The loss of key personnel could adversely affect our ability to operate.

We depend, and will continue to depend in the foreseeable future, on the services of the officers and key employees of MPC and MPAL. The ability to retain its officers and key employees is important to our continued success and growth. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our business. We maintain $2 million of key person life insurance on our Chief Executive Officer, William Hastings.

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

As of June 30, 2009, there were 3,242,500 stock options outstanding of which 530,000 were fully vested and exercisable. There were also 1,787,500 options available for future grants under our 1998 Stock Incentive Plan. If all of these options, which total 5,030,00 in the aggregate, were awarded and exercised these shares would represent approximately 11% of our outstanding common stock and would, upon their exercise and the payment of the exercise prices, dilute the interests of other shareholders and could adversely affect the market price of our common stock.

If our shares are delisted from trading on the Nasdaq Capital Market, their liquidity and value could be reduced.

In order for us to maintain the listing of our shares of common stock on the Nasdaq Capital Market, the Company’s shares must maintain a minimum bid price of $1.00 as set forth in Marketplace Rule 5550(a)(2). If the bid price of the Company’s shares trade below $1.00 for 30 consecutive trading days, then the bid price of the Company’s shares must trade at $1.00 or more for 10 consecutive trading days during a 180-day grace period to regain compliance with the rule. On September 16, 2009, the Company’s shares closed at $1.40 per share. If the Company shares were to be delisted from trading on the Nasdaq Capital Market, then most likely the shares would be traded on the Electronic Bulletin Board, or OTC-BB. The delisting of the Company’s shares from NASDAQ could adversely impact the liquidity and value of the Company’s shares.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Furthermore, the ongoing worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per barrel to below $70 per barrel in August 2009, while natural gas prices have declined from over $13 per mcf to approximately $3 per mcf over the same period.

Sustained declines in oil and gas prices (such as those experienced in the second half of 2008) would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Approximately 44% of our proved reserves at June 30, 2009 were natural gas reserves. Gas sales contracts in Australia are adjusted to the gas price movements related to the Australian Consumer Price Index. Future gas sales not governed by existing contracts would generate lower revenue if natural gas prices in Australia were to decline. Sales of our proved oil reserves are dependent on world oil prices. The volatility of these prices will affect future oil revenues. Based on 2009 sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by approximately $1.1 million. Gas sales, which represented approximately 56% of production revenues in 2009, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index.

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

This annual report and the documents incorporated by reference in this annual report contain estimates of our proved reserves and the estimated future net revenues from our proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

We do not always encounter commercially productive reservoirs through our drilling operations. The new wells we drill or participate in may not be productive and we may not recover all or any portion of our investment. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

We follow the successful efforts method of accounting for our oil and gas operations. Under this method, the costs of successful wells, development dry holes and productive leases are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Magellan records its proportionate share in its working interest agreements in the respective classifications of assets, liabilities, revenues and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any required impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties (including exploration rights), along with goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We estimate the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie, proved developed natural gas reserves are limited to contracted quantities. For Palm Valley, reserves were based upon the quantities of gas committed to the contract and estimated sales subsequent to the contract date. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves and risk adjusted probable and possible reserves or the contracted quantities. A significant decline in oil and gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future write down of capitalized costs and a non-cash charge against future earnings.

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

Difficult conditions resulting from the ongoing U.S. and worldwide financial and credit crisis, and significant concerns over the continuing recessions in the U.S. and Australian economies, may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Since 2008, the United States and many other nations (including Australia) around the world have been experiencing a financial and credit crisis. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. and elsewhere have contributed to increased market volatility and disruptions and diminished expectations for the U.S. and world economies and markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown.

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

The exchange rates among the Australian dollar and the U.S. dollar, as well as the exchange rates between the Australian dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future. Since June 30, 2008, the U.S. dollar has strengthened materially against the Australian dollar which has had, and may continue to have, a materially negative impact on our revenues generated in the Australian dollar, as well as our operating income and net income, as considered on a consolidated basis. The foreign exchange loss for the year ended June 30, 2009 was $9.9 million and is included in accumulated other comprehensive income on the balance sheet. Any continued appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian dollar could have a negative impact on our business, operating results and financial condition.

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

(2) Reserves Reported to Other Agencies.

None

(3) Production.

MPC’s production volumes, net of royalties, for gas and oil during the three years ended June 30, 2009 were as follows (data for Canada has not been included since MPC is in a carried interest position and the data is not material):

	2009	2008	2007
Australia:
Gas (bcf)	5.2	5.7	5.9
Crude oil (bbl)	153,000	211,000	179,000

The average sales price per unit of production for Australia for the following fiscal years is as follows:

	2009		2008		2007
Australia:
Gas (per mcf)	A.$	3.54	A.$	3.39	A.$	3.24
Crude oil (per bbl)	A.$	91.21	A.$	102.35	A.$	80.75

The average production cost per unit of production for Australia for the following fiscal years is as follows:

	2009		2008		2007
Australia:
Gas (per mcf)	A.$	.99	A.$	.82	A.$	.71
Crude oil (per bbl)	A.$	26.72	A.$	17.98	A.$	18.55

Amounts presented above are in Australian dollars to show a more meaningful trend of underlying operations. For the years ended June 30, 2009, 2008 and 2007 the average foreign exchange rates were .7471, .8965, and .7860, respectively.

(4) Productive Wells and Acreage.

Productive wells and acreage at June 30, 2009

	Productive Wells
	Oil		Gas		Developed Acreage
	Gross	Net	Gross	Net	Gross Acres	Net Acres
Australia	37.0	13.8	15.0	6.10	84,930	37,523
Canada	—	—	3.0	.08	3,350	89

	37.0	13.8	18.0	6.18	88,280	37,612

(5) Undeveloped Acreage.

The Company’s undeveloped acreage (except as indicated below) is set forth in the table below:

GROSS AND NET ACREAGE AS OF JUNE 30, 2009

MPAL has interests in the following properties (before royalties). MPC has an interest in these properties through its 100% interest in MPAL.

	MPC
	Gross Acres	Net Acres	Interest %
Australia
Northern Territory
PL 4/PL 5 Mereenie (Amadeus Basin) (1)	70,049	24,517	35.0000
PL 3 Palm Valley (Amadeus Basin) (2)	157,932	82,161	52.0230
RL 2 Dingo (Amadeus Basin)	116,139	39,878	34.3365

	344,120	146,556

Queensland:
PL 33/PL 50/PL 51/PL 244/PL 245 Nockatunga (Cooper Basin) (3)	102,233	41,850	40.936
ATP 267P (Cooper Basin)	106,704	43,680	40.936
ATP 613P (Maryborough Basin)	153,387	153,387	100.000

	362,324	238,917

South Australia:
PPL 210 Aldinga (Cooper Basin) (4)	939	469	50.00
PPL 212 Kiana (Cooper Basin) (5)	395	119	30.00
PEL 94 (Cooper Basin)	445,588	155,956	35.00
PEL 95 (Cooper Basin)	637,507	318,754	50.00
PEL 107 (Cooper Basin)	100,529	20,106	20.00
PEL 110 (Cooper Basin)	180,310	108,186	60.00

	1,365,268	603,590

United Kingdom:
PEDL 098/152/240 (Wessex Basin)	31,245	7,030	22.50
PEDL 125/126/155/256 (Weald Basin)	136,120	54,448	40.00
PEDL 135/136/137/242/246 (Weald Basin)	155,459	155,459	100.00
PEDL 153 (Weald Basin)	66,242	22,078	33.33
PEDL 154 (Weald Basin)	84,834	42,417	50.00
PEDL 231/232/234/243 (Weald Basin)	270,342	135,171	50.00

	744,242	416,603

Total MPAL	2,815,954	1,405,666

Properties held directly by MPC:
Canada
Yukon and Northwest Territories:
Kotaneelee carried interest (6)	31,885	850	2.67

Total	2,847,839	1,406,516

(1)	Includes 41,644 gross developed acres and 21,665 net acres.

(2)	Includes 31,567 gross developed acres and 11,048 net acres.

(3)	Includes 11,200 gross developed acres and 4,585 net acres.

(4)	Includes 346 gross developed acres and 173 net acres.

(5)	Includes 173 gross developed acres and 52 net acres.

(6)	Includes 3,350 gross developed acres and 89 net acres.

(6) Drilling Activity.

Productive and dry net wells drilled during the following years (data concerning Canada is insignificant):

	Australia/United Kingdom
Year Ended June 30,	Exploration		Development
	Productive	Dry	Productive	Dry
2009	0.00	0.00	0.00	—
2008	0.00	0.90	0.41	—
2007	0.82	1.55	3.27	—

(7) Present Activities.

See Item 1 — Cooper Basin and United Kingdom for a discussion of the present activities of MPAL.

(8) Delivery Commitments.

See discussion under Item 1 concerning the Palm Valley and Mereenie fields.

Item 3.	Legal Proceedings.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) On May 27, 2009, the Company held its 2008 Annual General Meeting of Stockholders.

(b) The following director was elected as a director of the Company. The vote was as follows:

	Shares		Stockholders
	For	Withheld	For	Withheld
William H. Hastings	27,852,601	6,822,991	1,078	89

(c) Authorization to amend the Company’s Restated Certificate of Incorporation to repeal, effective December 31, 2009, the “per capita” voting requirements of Articles 12th and 14th thereof, which will have the effect of adopting one share, one vote for all matters for which shareholders are required to vote under the Delaware General Corporation Law. The vote was as follows:

	Shares	Stockholders
For	31,607,833	1,018
Against	1,814,198	89
Abstain	1,326,667	60

(d) Authorization to amend the Company’s Restated Certificate of Incorporation to repeal, effective December 31, 2009, Article 13th, the “super majority” voting provision of the Restated Certificate. The vote was as follows:

	Shares	Stockholders
For	30,784,474	987
Against	2,533,857	112
Abstain	1,430,367	68

(e) Approval of a $10 million equity investment in the Company through the issuance (A) 8,695,652 shares of the Company’s common stock and (B) warrants to acquire 4,347,826 shares of common stock to Young Energy Prize S.A. or its affiliate. The vote was as follows:

	Shares	Stockholders
For	14,736,131	934
Against	2,341,364	141
Abstain	1,330,801	74

(f) Approval of an amendment and restatement of the Company’s 1998 Stock Option Plan to: (A) increase the authorized shares of common stock reserved for awards under the Plan to 5,205,000 shares; (B) authorize the Compensation Committee to award shares of restricted stock, make annual awards of stock to non-employee directors and make performance-based awards; and (C) rename the Plan the “1998 Stock Incentive Plan.” The vote was as follows:

	Shares	Stockholders
For	12,309,652	851
Against	4,820,814	225
Abstain	1,303,737	73

(g) The firm of Deloitte & Touche LLP was appointed as the Company’s independent auditors for the year ending June 30, 2009. The vote was as follows:

	Shares	Stockholders
For	31,019,215	1,068
Against	1,439,273	43
Abstain	2,290,210	56

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a) Principal Market

The principal market for MPC’s common stock is the NASDAQ Capital Market under the symbol MPET. The stock is also traded on the Australian Stock Exchange in the form of CHESS depository interests under the symbol MGN. The quarterly high and low prices on the most active market, NASDAQ, during the quarterly periods indicated were as follows:

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	1.64	1.10	0.78	1.35
Low	1.02	0.48	0.58	0.61

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	1.67	1.14	1.26	1.87
Low	1.01	0.89	0.87	1.16

(b) Approximate Number of Holders of Common Stock at September 1, 2009

Title of Class	Number of Record Holders
Common stock, par value $.01 per share	5,886

(c) Frequency and Amount of Dividends

MPC has never paid a cash dividend on its common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2009, there were no equity securities of the Company sold that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

As previously disclosed in the Company’s current reports filed on February 10, 2009, April 8, 2009, June 2, 2009 and July 14, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated February 9, 2009, with Young Energy Prize S.A. (“YEP”) under which the Company agreed to sell, and YEP agreed to purchase, 8,695,652 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $1.15 per share, or an aggregate of $10,000,000. The Purchase Agreement was amended on April 3, 2009 and June 30, 2009. On July 9, 2009, the Company and YEP completed the issuance and sale of the Shares to YEP. The Company received gross proceeds of $10 million, which will be used for general corporate and working capital purposes. On July 9, 2009, the Company also executed and delivered to YEP a Warrant Agreement entitling YEP to purchase an additional 4,347,826 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $1.20 per Warrant Share, subsequently reduced to $1.15 per share on July 30, 2009.

The shares sold to YEP in the private placement and the Warrant Shares were not registered under the Securities Act or state securities laws, and may not be resold in the United States in the absence of an effective registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) or an available exemption from the applicable federal and state registration requirements. In the Purchase Agreement, YEP represented to the Company that: (a) it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act; (b) it acquired the Shares and the Warrant as principal for its own account for investment purposes only and not with a view to or for distributing or reselling the Shares and the Warrant or any part thereof, and (c) it is knowledgeable, sophisticated, and experienced in making, and qualified to make, decisions with respect to investments in securities representing an investment decision similar to that involved in the purchase of the Shares and the Warrant. The Company has relied on the exemption from the registration requirements of the Securities Act set forth in Regulation S promulgated thereunder for the purposes of the YEP transaction.

Issuer Purchases of Equity Securities

The following table sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
July 1, 2008 – June 30, 2009	0	0	0	319,150

(1)

The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through June 30, 2009, the Company had purchased 680,850 of its shares at an average price of $1.01 per share, or a total cost of approximately $686,000, all of which shares have been cancelled. No shares were purchased during 2009, 2008 or 2007.

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

	Years Ended June 30,
	2009	2008	2007		2006	2005
Financial Data
Total revenues	$28,191	$40,895	$30,675		$26,562	$21,871

Net income (loss)	665	(8,892)	447		749	87

Net income (loss) per share (basic and diluted)	.02	(.21)	.01		.03	—

Working capital	37,161	37,780	29,004		24,820	26,208

Cash provided by operating activities	9,239	5,496 (1)	15,936	(1)	9,875 (1)	7,022 (1)

Property and equipment (net)	17,529	28,447	40,321		27,783	24,265

Total assets	71,704	85,295	85,616		68,580	56,424

Long-term liabilities	11,809	14,153	13,076		8,583	5,729

Minority interests	—	—	—		—	18,583

Stockholders’ equity:
Capital	73,726	73,631	73,568		73,560	44,660
Accumulated deficit	(22,193)	(22,858)	(13,966)		(14,413)	(15,161)
Accumulated other comprehensive income (loss)	1,980	11,690	4,373		(3,028)	(2,323)

Total stockholders’ equity	53,513	62,463	63,975		56,119	27,176

Exchange rate A.$ = U.S. at end of period	.80	.96	.84		.73	.76

Common stock outstanding shares end of period	41,500	41,500	41,500		41,500	25,783

Book value per share	1.29	1.51	1.54		1.35	1.05

Quoted market value per share (NASDAQ)	1.11	1.62	1.52		1.57	2.40

Operating Data
Annual production (net of royalties) Gas (bcf)	5.2	5.7	5.9		5.7	5.7

Oil (bbls) (In thousands)	153	211	179		155	151

(1)	Restated — see Note 12 of Item 8, Financial Statements and Supplementary Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

As discussed in Note 12 to accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we have restated the Consolidated Statement of Cash Flows for the years ended June 30, 2008 and 2007 that were presented in Item 8 of the Company’s Form 10-K. All affected amounts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the restatement.

Forward Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The results reflect fully the consolidated financial statements of MPC. Among these risks and uncertainties are pricing and production levels from the properties in which Magellan and MPAL have interests, the extent of the recoverable reserves at those properties and the future outcome of the negotiations for gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin, including the likelihood of success of other potential suppliers of gas to the current customers of Mereenie and Palm Valley production. In addition, MPAL has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. Magellan assumes no obligation to update any forward-looking statements contained in this release, whether as a result of new information, future events, or otherwise.

Executive Summary

MPC is engaged in the exploration, development, production, and sale of natural gas and oil reserves. Magellan has maintained a conservative financial philosophy and is now well-positioned with cash and no debt to gain value through acquisition of distressed, debt-laden small-cap companies with substantive discovered reserves.

MPAL has begun refocusing its activities toward long-term development of and sale of reserves from the Amadeus Basin, gaining ownership/control of existing reserves offshore in the Bonaparte and Browse Basin, Australia and toward entry into major oil/gas basins in North America and Europe beginning with the Weald Basin, onshore southern United Kingdom. In addition, a number of other recent initiatives are active as described below:

•

We completed our first Private Investment transaction with Young Energy Prize S. A. (YEP) and signed a significant Heads of Agreement and Exclusivity Agreement with a major Methanol producer that will lead to the start of a feasibility study and commercial negotiations which may result in the construction of a methanol plant in or around the Darwin, NT, Australia area.

•

We have started work with an independent advisor to sell all of our assets in the Cooper Basin, Australia. Initial indications are that there will be considerable interest in bidding on the package(s). These assets are non-core to our strategies and are better suited to being consolidated into other portfolios.

•

Discussions are ongoing regarding consolidation of operations/ownership of our Palm Valley and Mereenie fields. We believe that success in these programs will result in material long-term expense reduction.

•	Gas sales discussions for near and longer term Mereenie volumes remain very active and promising. We are working to supplement delayed Blacktip volumes and are endeavoring to resolve the situation on a longer-term basis as well. In the interim, full gas flow to PWC continues and all prices for those sales now fall under the higher-priced Mereenie Sales Agreement 4, which runs on a best endeavors basis through December 31, 2010, unless amended or extended.

•

With the removal of land ownership and royalty issues in the United Kingdom, we are now in a position to initiate drilling at our first United Kingdom onshore location, Markwells Wood. We have ongoing discussions with the Operator, Northern Petroleum. From both an environmental and economic standpoint it is prudent to select a drilling rig that fits the requirements of the area and minimizes local impact. The Operator believes it will be in a position to do that with a target spud date in the first quarter of 2010.

•	We are exploring asset acquisition opportunities in North America with the idea of adding production and value while monetizing our tax loss carryforward position.

•	We are actively discussing property transactions and capital infusions so as to take positions in gas supply toward the Methanol feasibility and commercial process mentioned above.

The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expired in January and June 2009. Supply obligations under the Mereenie contracts ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010. The Palm Valley local sales contract expires in January 2012 and the Mereenie contracts continue on a month-to-month basis into 2010 under an evergreen term. The Company is making strong efforts to dedicate remaining natural gas to area buyers under “life of remaining reserves” agreement(s).

MPAL’s major customer, PWC, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development has encountered delay but is expected to commence partial production in the near term. The follow-on production schedule and timing is not yet available to us. The Mereenie Producers will continue to supply PWC’s gas demand on a reasonable endeavors basis to supplement Blacktip gas sales as required until December 31, 2010, unless amended or extended. All prices for those sales now fall under the Backstop Agreement. MPAL is actively pursuing gas sales contracts for the remaining uncontracted reserves. While gas marketing efforts to date have identified several potential customers, the majority have a gas requirement commencing in the 2010-2013 timeframe. When Blacktip gas becomes available, there will be strong competition within the market and MPAL may not be able to contract for the sale of the remaining uncontracted reserves in the short term, but may be able to do so in the longer term with increasing demand from new mining developments and industrial users in the Northern Territory and the adjacent areas of neighboring states. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will begin to decline substantially in 2010. Mereenie gas sales were approximately $12.4 million (net of royalties) or 85% of total gas sales for the year ended June 30, 2009 and $15.5 million (net of royalties) or 85% of total sales for the year ended June 30, 2008.

MPC also has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada. The Company recorded revenue of $164,000 from this investment during fiscal year 2009.

On July 9, 2009, the Company completed, pursuant to the terms of a definitive purchase agreement and related amendments an equity investment in the Company by the Company’s strategic investor, Young Energy Prize S.A. (“YEP”), through the issuance to YEP of 8,695,652 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) and warrants to acquire an additional 4,347,826 shares of Common Stock. The Company received gross proceeds of $10 million, which will be used for working capital and general corporate purposes.

On July 9, 2009, the Company entered into a Warrant Agreement which entitles YEP to purchase 4,347,826 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $1.20 per Warrant Share.

The Warrant has a term of five years and contains certain provisions which would reduce the exercise price. Furthermore The First Amendment to the Purchase Agreement provides that, if YEP completes the purchase of the ANS Shares from the ANS Parties under the ANS-YEP Purchase Agreement, (more fully described in Item 8.01 of the Company’s Form 8-K filed on April 8, 2009,) then the exercise price payable by YEP for the Warrant Shares shall be reduced from $1.20 to $1.15 per share. This transaction was completed on July 30, 2009 reducing the exercise price to $1.15 per share.

In connection with the YEP Purchase Agreement, at a Board meeting held on May 27, 2009, the Company’s Board adopted resolutions: (a) conditionally amending the Company’s Bylaws to expand the size of the Board; and (b) conditionally electing Messrs. Nikolay Bogachev and J. Thomas Wilson to the Board as Class II directors, each to serve a term of office expiring at the Company’s 2011 Annual Meeting of Shareholders. On July 9, 2009, upon completion of the YEP equity investment transaction, the elections to the Board of Messrs. Bogachev and Wilson became effective.

Critical Accounting Policies

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases, and permit and concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie, proved developed natural gas reserves were limited to contracted quantities. For Palm Valley, reserves were based upon the quantities of gas committed to the contract and estimated sales subsequent to the contract date. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves and risk adjusted probable and possible reserves or the contracted quantities.

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

Nondepletable assets

At June 30, 2009 and 2008, oil and gas properties include $6.6 million and $6.8 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

	For the year ended June 30,
Nondepletable capitalized costs	2009	2008	2007
PEL 106 – Cooper Basin (1)
Balance beginning of year	$1,855,186	$1,615,943	$1,170,040
Additions to capitalized costs	—	12,746	264,492
Exchange adjustment	(302,348)	226,497	181,411

Balance end of year	$1,552,838	$1,855,186	$1,615,943

Weald/Wessex Basin U.K. (2)
Balance beginning of year	$549,935	$—	$—
Additions to capitalized costs	485,725	549,935	—
Exchange adjustment	(52,112)	—	—

Balance end of year	$983,548	$549,935	$—

Nockatunga
Balance beginning of year	$—	$7,431,514	$—
Additions to capitalized costs	—	—	7,431,514
Reclassified to producing properties	—	(7,431,514)	—
Exchange adjustment	—	—	—

Balance end of year	$—	$—	$7,431,514

Exploration permits and licenses – Australia and U.K. (3)
Balance beginning of year	$4,425,749	$4,431,347	$5,323,347
Charged to expense	(321,258)	(5,598)	(892,000)

Balance end of year	$4,104,491	$4,425,749	$4,431,347

Total
Balance beginning of year	$6,830,870	$13,478,804	$6,493,387
Additions to capitalized costs	485,725	562,681	7,696,006
Reclassified to producing properties	—	(7,431,514)	—
Charged to expense (3)	(321,258)	(5,598)	(892,000)
Exchange adjustment	(354,460)	226,497	181,411

Balance end of year	$6,640,877	$6,830,870	$13,478,804

(1)	These costs were capitalized during the year ended June 30, 2006 and remain capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. Efforts are currently being made to market the gas from this well. The operator intends to apply for a petroleum retention license with the objective of obtaining a petroleum production license by the end of calendar year 2009. The intention is to commence gas production and sales in January 2010.
(2)	Capitalized exploratory well costs pending the start of production.
(3)	The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value, related to step up to fair value for the 44.87% remaining interest acquired in 2006, may be impaired. See discussion under Goodwill below for valuation methodology of the exploration permits and licenses. An impairment loss of $63,740 was recorded during the fiscal year. In addition, the Company did not renew certain permits resulting in a write off of $257,518. These amounts are recorded in exploration and dry hole costs.

Goodwill

All of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. We performed our annual impairment testing as of June 30, 2009 and determined that no impairment existed as of that date.

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

The significant assumptions used in estimating the fair values of the oil and gas properties are oil and gas selling prices for non-contracted volumes, oil and gas sales volumes, discount rates, and production trends. The fair value of MPAL is most susceptible to changes in selling prices of oil and gas and changes in estimated sales volume. As an example, a 10% decrease in the selling price or sales volume of oil and gas for the non-contracted volumes would reduce the estimated fair value of MPAL by approximately $3.3 million.

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

The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in our operating fields. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. Revisions to the liability could occur due to changes in the estimates or timing of these costs, acquisition of additional properties and as new wells are drilled.

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

Liquidity and Capital Resources

At June 30, 2009, the Company on a consolidated basis had approximately $34.7 million of cash and cash equivalents and $1.0 million in marketable securities. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. Cash balances were $13.3 million as of June 30, 2009 and the remaining $21.4 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less. National Australia Bank, Ltd. (“NAB”) holds 55% of the cash and cash equivalent balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

Consolidated

When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities. The balance of cash and cash equivalents and marketable securities decreased $637,000 during the year ended June 30, 2009 compared to a $3.5 million increase in those balances during the year ended June 30, 2008. The factors favorably impacting our liquidity and capital resources during the year ended June 30, 2009 included a decrease in tax payments of $12.2 million offset by a net decrease in collections of $8.8 million. We also experienced a $1.4 million decrease in cash expenditures on exploration and development and a $1.8 million decrease in property and equipment expenditures offset by a $0.6 million investment in securities available for sale. Our cash position was also unfavorably affected by a $10.2 million decrease in foreign exchange transaction gains resulting from a weakened Australian dollar.

The decrease in cash from the sales of oil and gas was due to decreased sales of $12.7 million offset by a decrease in accounts receivable of $3.9 million. Sales decreases were mostly due to a 27% decrease in barrels sold, attributable essentially to a 48,000 barrel decrease in the Nockatunga project resulting from a downward production trend. The decrease in accounts receivable resulted from the collection in 2009 of 2008 revenues for which the due date had been extended.

The Company invested $2.9 million and $6.1 million in oil and gas exploration activities, which includes additions to property and equipment, during the fiscal years ended June 30, 2009 and 2008, respectively. The decrease was due to reduced drilling activities in 2009.

MPAL’s current contracts for the sale of Palm Valley gas will expire during fiscal years 2012. Mereenie contracts expired in January and June 2009. Supply obligations ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010, unless amended or extended. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC or be successful in its current exploration program, its revenues will begin to decline substantially in 2010 which would materially affect liquidity. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. For further information, see “Gas Supply Contracts” in Item 1-Business above. MPAL’s oil sales are dependent on world oil prices. The volatility of these prices will affect future oil revenues. The Company will align operating expenses with any reductions in revenues.

As to MPC (Unconsolidated)

In December, 2008, a dividend of $3.0 million was received from MPAL to fund operating costs. Also in June, 2009, MPAL loaned approximately $1.9 million to MPC.

On July 9, 2009, the Company completed, pursuant to the terms of a definitive purchase agreement and related amendments an equity investment in the Company by the Company’s strategic investor, Young Energy Prize S.A. through the issuance to YEP of 8,695,652 shares of the Company’s common stock, $0.01 par value per share and warrants to acquire an additional 4,347,826 shares of Common Stock. The Company received gross proceeds of $10 million, which will be used for working capital and general corporate purposes.

At June 30, 2009, MPC, on an unconsolidated basis, had working capital of $800,054. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and any future MPAL dividends should be adequate to meet MPC’s current and future cash requirements.

MPC has a stock repurchase plan to purchase up to one million shares of its common stock in the open market. Through June 30, 2009, MPC purchased 680,850 of its shares at a cost of approximately $686,000. There were no shares purchased during fiscal years 2009, 2008 or 2007.

As to MPAL

At June 30, 2009, MPAL had working capital of $36,360,451. MPAL had budgeted approximately (Aus) $6.0 million for specific exploration projects in fiscal year 2009 as compared to the (Aus) $4.7 million expensed during fiscal 2009. During the year, there was less money spent than budgeted in the United Kingdom. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contracts for the sale of Palm Valley gas will expire during fiscal years 2012. Mereenie contracts expired in January and June 2009. Supply obligations ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010, unless amended or extended. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC or be successful in its current exploration program, its revenues will begin to decline substantially in 2010 which could materially affect liquidity. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. For further information, see “Gas Supply Contracts” in Item 1-Business above. MPAL’s oil sales are dependent on world oil prices. The volatility of these prices will affect future oil revenues. The Company will align operating expenses with any reductions in revenues.

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

Contractual Obligations

The following is a summary of our consolidated contractual obligations as of June 30, 2009, in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$821	$263	$558	$—	$—
Purchase Obligations (1)	6,469	6,469	—	—	—
Asset Retirement Obligations – Undiscounted (2)	14,470	202	2,446	8,397	3,425

Total	$21,760	$6,934	$3,004	$8,397	$3,425

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures of $41,541,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $20,971,000 (1-3 years), $18,409,000 (3-5 years) and $2,161,000 (greater than 5 years).
(2)	During the year ended June 30, 2009, the Company decreased total asset retirement obligations by $626,000 due to changes in cost estimates and expected restoration dates (see Note 4 to the Financial Statements).

Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for annual reports for fiscal years ending on or after December 15, 2009. This guidance is effective for the Company for the fiscal year ended June 30, 2010. The SEC will also require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), including asset retirement obligations and goodwill and other impairment analyses. This guidance is effective for the Company for the fiscal year ended June 30, 2010. The Company is currently evaluating the impact of adoption of this FSP.

Results of Operations

2009 vs. 2008

REVENUES

Changes in revenues are as follows:

	Twelve Months ended June 30,
	2009	2008	$ Variance	% Variance
Oil sales	$11,479,660	$19,786,175	$(8,306,515)	(42%)
Gas sales	14,740,296	18,523,095	(3,782,799)	(20%)
Other production related revenues	1,970,621	2,585,540	(614,919)	(24%)
Interest income	1,583,065	2,122,642	(539,577)	(25%)

Significant changes are discussed below.

OIL SALES DECREASED due to a 27% decrease in production, an 11% decrease in average price per barrel and the 17% decrease in the average exchange rate discussed below. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	TWELVE MONTHS ENDED JUNE 30,
	2009 SALES		2008 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia:
Mereenie field	90,267	94.20	95,429	113.33	(5%)	(17%)
Cooper Basin	2,362	101.42	6,826	114.28	(65%)	(11%)
Nockatunga project (1)	60,668	86.30	108,311	91.82	(44%)	(6%)

Total	153,297	91.21	210,566	102.35	(27%)	(11%)

(1)	Nockatunga average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.

Amounts presented above for oil prices and below for gas prices are in Australian dollars to show a more meaningful trend of underlying operations. For the fiscal years ended June 30, 2009 and 2008, the average foreign exchange rates were .7471 and .8965 respectively.

GAS SALES DECREASED due to a 10% decrease in volume resulting from natural field decline and the 17% decrease in the average exchange rate discussed below partially offset by a 4% increase in the average price per mcf. The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	TWELVE MONTHS ENDED JUNE 30,
	2009 SALES		2008 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	1.165	2.25	1.319	2.22	(12%)	1%
Australia: Mereenie	3.996	3.93	4.388	3.77	(9%)	4%

Total	5.161	3.54	5.707	3.39	(10%)	4%

MPAL’s current contracts for the sale of Palm Valley gas will expire during fiscal years 2012. Mereenie contracts expired in January and June 2009. Supply obligations ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010, unless amended or extended. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will begin to decline substantially in 2010. For further information, see “Gas Supply Contracts” in Item 1-Business and Item 7-Executive Summary above.

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues which decreased as a result of a decrease in volumes of gas sold at Mereenie and the 17% Australian foreign exchange rate decrease discussed below.

INTEREST INCOME DECREASED due to a decrease in market interest rates and the 17% decrease in the average exchange rate discussed below.

COSTS AND EXPENSES

Changes in costs and expenses are as follows:

	Twelve Months Ended June 30,
	2009	2008	$ Variance	% Variance
Production cost	8,153,263	8,865,663	(712,400)	(8%)
Exploration and dry hole costs	3,475,937	3,318,810	157,127	5%
Salaries and employee benefits	1,708,997	1,605,341	103,656	6%
Depletion, depreciation and amortization	6,785,952	18,021,236	(11,235,284)	(62%)
Auditing, accounting and legal services	1,576,509	1,102,115	474,394	43%
Accretion expense	531,405	716,130	(184,725)	(26%)
Shareholder communications	633,112	392,880	240,232	61%
Loss (gain) on sale of field equipment	12,072	(35,235)	47,307	(134%)
Impairment loss	63,740	—	63,740	—
Other administrative expenses	3,969,658	3,591,856	377,802	11%
Income tax provision	2,198,422	14,330,301	(12,131,879)	(85%)

Significant changes are discussed below.

PRODUCTION COSTS DECREASED due to the 17% decrease in the average exchange rate described below offset by increased labor and rental costs in the Nockatunga project ($438,000).

EXPLORATION AND DRY HOLE COSTS INCREASED due to seismic survey costs related to the Nockatunga fields ($1.4 million) and the write off of certain U.K. permits in 2009 ($296,000) offset by Cooper Basin drilling costs incurred in 2008 but not in 2009 ($1.3 million) and the 17% decrease in the average exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED due to lower depletable costs and the 17% decrease in the average exchange rate described below. Lower depletable costs result from recent depletion charges in excess of recent capital spending.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED due mostly to legal fees related to the YEP investment transaction and the shareholder agreement of approximately $574,000 (See Note 15 to the Financial Statements) partially offset by the 17% decrease in the average exchange rate described below.

ACCRETION EXPENSE DECREASED due mostly because of a reduction of the Mereenie asset retirement obligations (“ARO”) in the first quarter of fiscal 2009 ($995,000) and the 17% decrease in the exchange rate described below.

SHAREHOLDER COMMUNICATION COSTS INCREASED due to an increase in proxy and regulatory filing activity. The increased proxy activity was due to a threatened director election and additional voting matters which required stockholder approval, including the YEP investment transaction.

OTHER ADMINISTRATIVE EXPENSES INCREASED due to net exchange rate losses ($461,000), increased travel costs ($125,000), increased repair and maintenance costs ($138,000) and increased due diligences costs related to the YEP investment transaction ($393,000—see Note 15 to the Financial Statements) offset by a decrease in costs related to the ATO settlement ($597,000) that were incurred in 2008 but not in 2009, decrease in insurance expense in 2009 ($247,000) and the 17% decrease in the average exchange rate described below.

INCOME TAXES

INCOME TAX PROVISION DECREASED due to the decrease in income before taxes as well as the provision of the ATO settlement in the prior fiscal period (see Note 6 to the Financial Statements for a discussion of effective tax rates used and the ATO settlement).

EXCHANGE EFFECT

The value of the Australian dollar relative to the U.S. dollar decreased to $.8048 at June 30, 2009 compared to $.9615 at June 30, 2008. This resulted in a $9,931,978 debit to accumulated translation adjustments for fiscal 2009. The 16% decrease in the value of the Australian dollar decreased the reported asset and liability amounts in the balance sheet at June 30, 2009 from the June 30, 2008 amounts. The annual average exchange rate used to translate MPAL’s operations in Australia for fiscal 2009 was $.7471, which is a 17% decrease compared to the $.8965 rate for fiscal 2008.

2008 vs. 2007

REVENUES

Changes in revenues are as follows:

	Twelve Months ended June 30,
	2008	2007	$ Variance	% Variance
Oil sales	$19,786,175	$11,922,574	$7,863,601	66%
Gas sales	18,523,095	16,396,334	2,126,761	13%
Other production related revenues	2,585,540	2,356,317	229,223	10%
Interest income	2,122,642	1,669,798	452,844	27%

Significant changes are discussed below.

OIL SALES INCREASED because of a 17% increase in barrels sold due mostly to the Nockatunga Project, a 27% increase in the average sales price per barrel and the 14% Australian foreign exchange rate increase discussed below. Oil unit sales (net of royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	TWELVE MONTHS ENDED JUNE 30,
	2008 SALES		2007 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia:
Mereenie field	95,429	113.33	100,852	82.75	(5%)	37%
Cooper Basin	6,826	114.28	15,261	85.02	(55%)	34%
Nockatunga project (1)	108,311	91.82	63,252	76.50	71%	20%

Total	210,566	102.35	179,365	80.75	17%	27%

(1)	Nockatunga average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.

Amounts presented above for oil prices and below for gas prices are in Australian dollars to show a more meaningful trend of underlying operations. For the fiscal years ended June 30, 2008 and 2007, the average foreign exchange rates were .8965 and .7860 respectively.

GAS SALES INCREASED primarily as the result of a 5% increase in price per mcf sold and the 14% Australian foreign exchange rate increase discussed below, offset by a 5% decrease in sales volume.

The volumes in billion cubic feet (bcf) (net of royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	TWELVE MONTHS ENDED JUNE 30,
	2008 SALES		2007 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	1.319	2.22	1.499	2.20	(12%)	1%
Australia: Mereenie	4.388	3.77	4.489	3.60	(2%)	5%

Total	5.707	3.39	5.988	3.24	(5%)	5%

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

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues which increased as a result of the 14% Australian foreign exchange rate increase discussed below offset by a decrease in volumes of gas sold at Mereenie.

COSTS AND EXPENSES

Changes in costs and expenses are as follows:

	Twelve Months Ended June 30,
	2008	2007	$ Variance	% Variance
Production cost	8,865,663	6,965,641	1,900,022	27%
Exploration and dry hole costs	3,318,810	5,520,460	(2,201,650)	(40%)
Salaries and employee benefits	1,605,341	1,549,277	56,064	4%
Depletion, depreciation and amortization	18,021,236	10,693,415	7,327,821	69%
Auditing, accounting and legal services	1,102,115	628,114	474,001	75%
Accretion expense	716,130	517,856	198,274	38%
Shareholder communications	392,880	459,298	(66,418)	(14%)
Gain on sale of field equipment	(35,235)	(10,346)	(24,889)	241%
Impairment loss	—	1,876,171	(1,876,171)	(100%)
Other administrative expenses	3,591,856	2,699,733	892,123	33%
Income tax provision	14,330,301	998,565	13,331,736	1335%

Significant changes are discussed below.

PRODUCTION COSTS INCREASED primarily as the result of increased expenditures in the Nockatunga project due to increased production, an increase in field equipment repairs in the Mereenie project and the 14% increase in the exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED due primarily to decreased drilling costs related to the Cooper Basin drilling program, partially offset by the 14% increase in the exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION INCREASED as a result of the higher book values of MPAL’s oil and gas properties acquired during fiscal 2006 resulting from an updated valuation at June 30, 2007, increased depletion in the Nockatunga project due to increased production resulting from the 10 wells drilled in the fourth quarter of fiscal 2007, increased expenditures and the 14% increase in the exchange rate described below, partially offset by lower depletion in the Mereenie and Palm Valley and Cooper Basin projects due to lower depletable costs.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED due to higher auditing, accounting and legal costs incurred in connection with the ATO audit and settlement and tax planning.

ACCRETION EXPENSE INCREASED due mostly to accretion of asset retirement obligations relating to the new wells drilled in fiscal 2007 in the Nockatunga project and the 14% increase in the exchange rate described below. Accretion expense represents the accretion on the asset retirement obligations (“ARO”) under SFAS 143.

IMPAIRMENT LOSS DECREASED because a non-cash impairment loss of $1,876,171 was recorded in 2007 relating to the decreased value of the Kiana field in the Cooper Basin ($984,171) and the decreased value of exploration permits and licenses included in oil and gas properties ($892,000). The net book value of the Kiana oil and gas property was written down to its future estimated discounted cash flow. No impairment loss was recorded in fiscal 2008.

OTHER ADMINISTRATIVE EXPENSES INCREASED due mostly to increased consulting costs related to the ATO audit and settlement, an increase due to the issuance of directors’ stock options in February, 2008, increased consulting fees relating to research and development in the U.K. and the 14% increase in the exchange rate described below.

INCOME TAXES

INCOME TAX PROVISION INCREASED primarily due to the payment of tax assessed by the Australian Taxation Office (see Note 6 to the Consolidated Financial Statements) upon settlement of an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997- 2005.

EXCHANGE EFFECT

The value of the Australian dollar relative to the U.S. dollar increased to $.9615 at June 30, 2008 compared to $.8433 at June 30, 2007. This resulted in a $7,317,151 credit to accumulated translation adjustments for fiscal 2008. The 14% increase in the value of the Australian dollar increased the reported asset and liability amounts in the balance sheet at June 30, 2008 from the June 30, 2007 amounts. The annual average exchange rate used to translate MPAL’s operations in Australia for fiscal 2008 was $.8965, which is a 14% increase compared to the $.7860 rate for fiscal 2007.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

The Company does not have any significant exposure to market risk, other than as previously discussed in Item 1A-Risk Factors regarding foreign currency risk and the risk of fluctuations in the world price of crude oil, as the only market risk sensitive instruments are its investments in marketable securities (including held-to-maturity and available-for-sale securities). At June 30, 2009, the carrying value of such investments and those classified as cash and cash equivalents was approximately $36.6 million, which approximates the fair value of the securities. Since the Company expects to hold the investments to maturity, the maturity value should be realized. Marketable securities have not been impacted by the U.S. credit crisis. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $2.8 million and $2.7 million, respectively. For the twelve months ended June 30, 2009, oil sales represented approximately 44% of oil and gas sales. Based on 2009 sales volume and revenue, a 10% change in oil price would increase or decrease oil revenues by approximately $1.1 million. Gas sales, which represented approximately 56% of production revenues in 2009, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Magellan Petroleum Corporation

Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Magellan Petroleum Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Magellan Petroleum Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

October 2, 2009

Hartford, Connecticut

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$34,688,842	$34,615,228
Accounts receivable — Trade (net of allowance for doubtful accounts of $90,102 and $99,344 at June 30, 2009 and 2008, respectively)	5,346,111	8,357,839
Accounts receivable — working interest partners	500,404	112,330
Marketable securities	997,306	1,708,222
Inventories	847,159	1,260,189
Deferred income taxes	563,853	—
Other assets	598,509	404,160

Total current assets	43,542,184	46,457,968

Deferred income taxes	5,708,448	6,368,665
Securities available-for-sale (at fair value)	903,924	—
Property and equipment, net:
Oil and gas properties (successful efforts method)	117,617,555	138,556,513
Land, buildings and equipment	2,962,649	3,346,368
Field equipment	868,504	1,040,281

	121,448,708	142,943,162
Less accumulated depletion, depreciation and amortization	(103,919,971)	(114,495,875)

Net property and equipment	17,528,737	28,447,287
Goodwill	4,020,706	4,020,706

Total assets	$71,703,999	$85,294,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,688,342	$2,929,445
Accrued liabilities	1,639,284	1,891,194
Income taxes payable	2,054,052	3,857,766

Total current liabilities	6,381,678	8,678,405

Long term liabilities:
Deferred income taxes	1,923,907	2,507,712
Other long term liabilities	70,232	48,998
Asset retirement obligations	9,815,262	11,596,084

Total long term liabilities	11,809,401	14,152,794

Commitments (Note 11)	—	—
Stockholders’ equity:
Common stock, par value $.01 per share: Authorized 200,000,000 shares outstanding 41,500,325	415,001	415,001
Capital in excess of par value	73,311,075	73,216,143
Accumulated deficit	(22,192,919)	(22,857,494)
Accumulated other comprehensive income	1,979,763	11,689,777

Total stockholders’ equity	53,512,920	62,463,427

Total liabilities and stockholders’ equity	$71,703,999	$85,294,626

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008	2007
Revenues:
Oil sales	$11,479,660	$19,786,175	$11,922,574
Gas sales	14,740,296	18,523,095	16,396,334
Other production related revenues	1,970,621	2,585,540	2,356,317

Total revenues	28,190,577	40,894,810	30,675,225

Costs and expenses:
Production costs	8,153,263	8,865,663	6,965,641
Exploratory and dry hole costs	3,475,937	3,318,810	5,520,460
Salaries and employee benefits	1,708,997	1,605,341	1,549,277
Depletion, depreciation and amortization	6,785,952	18,021,236	10,693,415
Auditing, accounting and legal services	1,576,509	1,102,115	628,114
Accretion expense	531,405	716,130	517,856
Shareholder communications	633,112	392,880	459,298
Loss (gain) on sale of field equipment	12,072	(35,235)	(10,346)
Impairment loss	63,740	—	1,876,171
Other administrative expenses	3,969,658	3,591,856	2,699,733

Total costs and expenses	26,910,645	37,578,796	30,899,619

Operating income (loss)	1,279,932	3,316,014	(224,394)
Interest income	1,583,065	2,122,642	1,669,798

Income before income taxes	2,862,997	5,438,656	1,445,404
Income tax expense	2,198,422	14,330,301	998,565

Net income (loss)	$664,575	$(8,891,645)	$446,839

Average number of shares:
Basic	41,500,325	41,500,325	41,500,325

Diluted	41,500,325	41,500,325	41,500,325

Per share (basic and diluted)
Net income (loss)	$0.02	$(0.21)	$0.01

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

Three Years Ended June 30, 2009

	Number of Shares	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income (Loss)
June 30, 2006	41,500,138	$415,001	$73,145,577	$(14,412,688)	$(3,028,450)	$56,119,440

Net income	—	—	—	446,839	—	446,839	$446,839
Foreign currency translation adjustments	—	—	—	—	7,401,076	7,401,076	7,401,076

Stock exchange	187	—		—	—	—
Stock option compensation	—	—	7,425	—	—	7,425
Total comprehensive income	—	—	—	—	—	—	7,847,915

June 30, 2007	41,500,325	415,001	73,153,002	(13,965,849)	4,372,626	63,974,780

Net loss	—	—	—	(8,891,645)	—	(8,891,645)	(8,891,645)
Foreign currency translation adjustments	—	—	—	—	7,317,151	7,317,151	7,317,151

Stock option compensation	—	—	63,141	—	—	63,141
Total comprehensive loss	—	—	—	—	—	—	(1,574,494)

June 30, 2008	41,500,325	415,001	73,216,143	(22,857,494)	11,689,777	62,463,427

Net income	—	—	—	664,575	—	664,575	664,575
Foreign currency translation adjustments	—	—	—	—	(9,931,978)	(9,931,978)	(9,931,978)
Unrealized holding gains, net of taxes	—	—	—	—	221,964	221,964	221,964

Stock option compensation	—	—	94,932	—	—	94,932
Total comprehensive loss	—	—	—	—	—	—	$(9,045,439)

June 30, 2009	41,500,325	$415,001	$73,311,075	$(22,192,919)	$1,979,763	$53,512,920

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008	2007
Operating Activities:
Net income (loss)	$664,575	$(8,891,645)	$446,839
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from sale of field equipment	12,072	(35,235)	(10,346)
Depletion, depreciation and amortization	6,785,952	18,021,236	10,693,415
Accretion expense	531,405	716,130	517,856
Deferred income taxes	(1,618,033)	(4,541,695)	(1,818,631)
Stock option compensation	94,932	63,141	7,425
Exploration and dry hole costs	5,765	1,328,114	2,717,546
Write off of exploration permits	359,471	—	1,876,171
Changes in operating assets and liabilities:
Accounts receivable	1,270,721	(2,640,315)	472,763
Other assets	65,531	(26,946)	(61,312)
Inventories	203,312	(428,332)	143,951
Accounts payable and accrued liabilities	1,793,486	70,480	(709,314)
Income taxes payable	(930,137)	1,860,666	1,659,711

Net cash provided by operating activities	9,239,052	5,495,599	15,936,074

Investing Activities:
Additions to property and equipment	(2,430,184)	(4,249,215)	(5,783,117)
Proceeds from sale of field equipment	27,728	35,235	10,346
Oil and gas exploration activities	(491,490)	(1,890,795)	(2,982,038)
Acquisition of minority interest in MPAL	—	—	(88,432)
Investment in securities available for sale	(559,850)	—	—
Marketable securities matured or sold	3,109,611	4,435,820	1,855,609
Marketable securities purchased	(2,398,695)	(1,765,775)	(5,694,201)

Net cash used in investing activities	(2,742,880)	(3,434,730)	(12,681,833)

Financing Activities:
Equity issuance costs	(259,879)	—	—

Net cash used in financing activities	(259,879)	—	—

Effect of exchange rate changes on cash and cash equivalents	(6,162,679)	4,083,911	3,333,325

Net increase in cash and cash equivalents	73,614	6,144,780	6,587,566
Cash and cash equivalents at beginning of year	34,615,228	28,470,448	21,882,882

Cash and cash equivalents at end of year	$34,688,842	$34,615,228	$28,470,448

Cash payments:
Income taxes	4,746,589	13,072,505	1,427,327
Interest on tax settlement	—	3,893,014	—

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding gains	344,074	—	—
Revision to estimate of asset retirement obligations	(625,962)	43,482	(54,765)
Asset retirement obligation liabilities incurred	—	—	718,048
Accounts payable related to property and equipment	163,457	1,993,964	3,195,633

The allocation of the purchase price to the assets acquired in the purchase of the remaining minority interest in MPAL in 2006 was finalized in the fourth quarter of fiscal 2007. This resulted in a decrease in the amount of goodwill by $1,626,041 which was reallocated to oil and gas properties ($4,642,233) offset by an increase to deferred tax liabilities ($3,016,192).

See accompanying notes.

1. Summary of Significant Accounting Policies

Principles of Consolidation

Magellan Petroleum Corporation (“MPC” or “Magellan”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At June 30, 2009 and 2008, MPC’s principal asset was a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), and five petroleum production leases covering the Nockatunga oil field (41% working interest). Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga field is located in the Cooper Basin in South Australia. MPC has a direct 2.67% carried interest in the Kotaneelee gas field in the Yukon Territory of Canada.

The accompanying consolidated financial statements include the accounts of MPC and its subsidiary, MPAL, (collectively the “Company”). All intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes oil and gas revenue (net of royalties) from its interests in producing wells as oil and gas is produced and sold from those wells. Revenues from the sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Other production related revenues are primarily MPAL’s share of gas pipeline tariff revenues which are recorded at the time of sale. The Company records pipeline tariff revenues on a gross basis with the revenue included in other production related revenues and the remittance of such tariffs are included in production costs. Government sales taxes related to MPAL’s oil and gas production revenues are collected by MPAL and remitted to the Australian government. Such amounts are excluded from revenue and expenses. Shipping and handling costs in connection with such deliveries are included in production costs except for Nockatunga crude oil transportation costs which are deducted from gross sales. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time when the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

Stock-Based Compensation

The Company has one stock option plan which was amended on May 27, 2009 to, among other things, increase the aggregate number of shares issuable under the plan to 5,205,000. Under FASB Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) the costs resulting from all share-based payment transactions are recognized in the consolidated financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires the application of a fair-value measurement method of accounting for share-based payment transactions with employees and non-employees. The Company uses the Black-Scholes option valuation model to determine the fair value of its time based stock option share awards and the Monte Carlo model for performance based options share awards that include a market condition as described in SFAS 123(R). These models include various assumptions, including the expected volatility and the expected life of the share awards as well as significant assumptions for performance based awards that include probabilities of certain vesting conditions and behaviors impacting exercise. These assumptions, as detailed in Note 5-Capital and Stock Options, reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS 123(R) could have been significantly impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be significantly impacted in future periods. The Company’s policy for attributing the value of graded vested share-based payments is an accelerated multiple-option approach.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of successful wells, development dry holes, productive leases, and permit and concession costs are capitalized and amortized on a units-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities and expenses. Unproved properties with significant acquisition costs are periodically assessed for impairment in value, with any impairment charged to expense. The successful efforts method also imposes limitations on the carrying or book value of proved oil and gas properties. Oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows from the affected properties to determine the recoverability of carrying amounts. In general, analyses are based on proved developed reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. For Mereenie, proved developed natural gas reserves are limited to contracted quantities. For Palm Valley, reserves were based upon the quantities of gas committed to the contract and estimated sales subsequent to the contract date. If such contracts are extended, the proved developed reserves will be increased to the lesser of the actual proved developed reserves and risk adjusted probable and possible reserves or the contracted quantities.

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

Nondepletable assets

At June 30, 2009 and 2008, oil and gas properties include $6.6 million and $6.8 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

	For the year ended June 30,
Nondepletable capitalized costs	2009	2008	2007
PEL 106 – Cooper Basin (1)
Balance beginning of year	$1,855,186	$1,615,943	$1,170,040
Additions to capitalized costs	—	12,746	264,492
Exchange adjustment	(302,348)	226,497	181,411

Balance end of year	$1,552,838	$1,855,186	$1,615,943

Weald/Wessex Basin U.K. (2)
Balance beginning of year	$549,935	$—	$—
Additions to capitalized costs	485,725	549,935	—
Exchange adjustment	(52,112)	—	—

Balance end of year	$983,548	$549,935	$—

Nockatunga
Balance beginning of year	$—	$7,431,514	$—
Additions to capitalized costs	—	—	7,431,514
Reclassified to producing properties	—	(7,431,514)	—
Exchange adjustment	—	—	—

Balance end of year	$—	$—	$7,431,514

Exploration permits and licenses – Australia and U.K. (3)
Balance beginning of year	$4,425,749	$4,431,347	$5,323,347
Charged to expense	(321,258)	(5,598)	(892,000)

Balance end of year	$4,104,491	$4,425,749	$4,431,347

Total
Balance beginning of year	$6,830,870	$13,478,804	$6,493,387
Additions to capitalized costs	485,725	562,681	7,696,006
Reclassified to producing properties	—	(7,431,514)	—
Charged to expense (3)	(321,258)	(5,598)	(892,000)
Exchange adjustment	(354,460)	226,497	181,411

Balance end of year	$6,640,877	$6,830,870	$13,478,804

(1)	These costs were capitalized during the year ended June 30, 2006 and remain capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well.
(2)	Capitalized exploratory well costs pending the start of production.
(3)	The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value, related to step up to fair value for the 44.87% remaining interest acquired in 2006, may be impaired. See discussion under Goodwill below for valuation methodology of the exploration permits and licenses. An impairment loss of $63,740 was recorded during the fiscal year. In addition, the Company did not renew certain permits resulting in a write off of $257,518. These amounts are recorded in exploration and dry hole costs.

Goodwill

The aggregate amount of goodwill at June 30, 2009 and 2008 is $4,020,706. All of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. In accordance with

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30. An impairment test was performed as of December 31, 2008 due to the significant decrease in world oil prices and the fact that our stock was trading significantly below our tangible book value. We also performed our annual impairment testing as of June 30, 2009. We determined that no impairment existed at either of those dates.

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

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset (oil and gas properties) and amortized on a units-of-production basis over the life of the related reserves. Accretion expense in connection with the discounted liability is recognized over the remaining life of the related reserves.

The estimated liability is based on the future estimated cost of land reclamation, plugging the existing oil and gas wells and removing the surface facilities equipment in the Palm Valley, Mereenie, and Nockatunga fields and the Cooper Basin. The liability is a discounted liability using a credit-adjusted risk-free rate on the date such liabilities are determined. A market risk premium was excluded from the estimate of asset retirement obligations because the amount was not capable of being estimated. Revisions to the liability could occur due to changes in the estimated life of the field, estimates of these costs, acquisition of additional properties and as new wells are drilled.

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

Foreign Currency Translations

The accounts of MPAL, whose functional currency is the Australian dollar, are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. The translation adjustment is included as a component of stockholders’ equity and comprehensive income (loss), whereas gains or losses on foreign currency transactions are included in the determination of income. All assets and liabilities are translated at the rates in effect at the balance sheet dates. Revenues, expenses, gains and losses are translated using quarterly weighted average exchange rates during the period. At June 30, 2009 and 2008, the Australian dollar was equivalent to U.S. $.8048 and $.9615, respectively. The annual average exchange rates used to translate MPAL’s operations in Australia for the fiscal years 2009, 2008 and 2007 were $.7471, $.8965 and $.7860, respectively.

Accrued Liabilities

At June 30, 2009 and 2008, balances in accrued liabilities which exceeded 5% of current liabilities include $770,024 and $953,240 of employment benefits, respectively, and $350,886 and $596,975 of withholding and sale taxes, respectively.

Accounting for Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for deferred tax assets when it is more likely than not that such assets will not be recovered.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) is an interpretation of SFAS 109 and was adopted by the Company on July 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. Under FIN 48, the Company is able to recognize a tax position based on whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company has presumed that its positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step of FIN 48 adoption is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An uncertain income tax position will not be recognized if it does not meet the more-likely-than-not threshold. To appropriately account for income tax matters in accordance with SFAS 109 and FIN 48, the Company is required to make significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements. There are no uncertain tax positions for fiscal 2009.

The Company has adopted an accounting policy to record all tax related interest and penalties in its tax provision calculation.

Financial Instruments

The carrying value for cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value based on the timing of the anticipated cash flows and current market conditions.

Cash and Cash Equivalents

The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. The components of cash and cash equivalents are as follows:

	June 30,
	2009	2008
Cash	$13,294,642	$2,916,069
Australian money market accounts	21,394,200	31,699,159

	$34,688,842	$34,615,228

National Australia Bank, Ltd. (“NAB”) holds 55% of the cash and cash equivalent balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

Marketable Securities

The Company has determined that declines in fair value below amortized costs are temporary as management does not have the intent to sell the securities before maturity nor does it believe that it is more likely than not that the securities will be required to be sold before anticipated recovery. Therefore, no impairment loss has been recognized. At June 30, 2009 and 2008, MPC had the following marketable securities which are expected to be held until maturity:

June 30, 2009	Par Value	Maturity Date	Amortized Cost	Fair Value
Short-term securities
U.S. government agency note	$250,000	Jul. 15, 2009	$249,690	$250,000
U.S. government agency note	250,000	Aug. 14, 2009	249,449	249,975
U.S. government agency note	250,000	Sep. 21, 2009	249,179	249,925
U.S. government agency note	250,000	Oct. 15, 2009	248,988	249,875

Total short-term	$1,000,000		$997,306	$999,775

June 30, 2008	Par Value	Maturity Date	Amortized Cost	Fair Value
Short-term securities
U.S. government agency note	$200,000	Aug. 15, 2008	$200,152	$200,688
U.S. government agency note	250,000	Oct. 15, 2008	250,142	251,485
U.S. government agency note	250,000	Nov. 21, 2008	252,314	251,952
U.S. government agency note	255,000	Dec. 15, 2008	250,560	252,042
U.S. government agency note	250,000	Jan. 15, 2009	254,141	253,283
U.S. government agency note	250,000	Apr. 20, 2009	255,473	254,220
U.S. government agency note	250,000	Mar. 30, 2009	245,440	245,050

Total short-term	$1,705,000		$1,708,222	$1,708,720

Securities Available-for-Sale

The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FAS 115 Accounting for Certain Investment in Debt & Equity Securities. Under FAS 115, unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported in other comprehensive income until realized. The Company currently has one foreign equity security classified as available for sale.

Earnings per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which were computed using the treasury stock method.

In 2009, the Company issued approximately 2.7 million stock options. These options have been issued under the Company’s 1998 Stock Incentive Plan, which was approved at the annual shareholders’ meeting held on May 27, 2009. At June 30, 2009, the Company had 3,242,500 stock options outstanding all of which were anti-dilutive.

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

Stock Options

The Company’s 1998 Stock Incentive Plan (the “Plan”) provides for grants of shares of stock, stock appreciation rights (“SARs”), restricted shares and non-qualified stock options principally at an option price per share of 100% of the fair value of the Company’s common stock on the date awarded. The Plan was amended on May 27, 2009. The amended Plan has 5,205,000 shares authorized for awards. See Note 5-Capital and Stock Options.

SFAS 123(R) requires recognition in the financial statements of the cost resulting from all share-based payment transactions by applying a fair-value-based measurement method to account for all share-based payment transactions with employees.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income at June 30, 2009 and 2008 was as follows:

	2009	2008
Foreign currency translation adjustments	$1,757,799	$11,689,777
Unrealized holding gains, net of deferred tax	221,964	—

Accumulated other comprehensive income	$1,979,763	$11,689,777

Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for annual reports for fiscal years ending on or after December 15, 2009. This guidance is effective for the Company for the fiscal year ended June 30, 2010. The SEC will also require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which is effective as of June 30, 2009 with early adoption permitted. The Company adopted the FSP as of June 30, 2009. The FSP changes the indicators for determining whether an other-than-temporary impairment on a debt security should be recorded in earnings. Under the new accounting guidance, the primary indicators that an unrealized loss should be recognized in earnings are whether the Company intends to sell the debt security or whether it is more likely than not that it will be required to sell the debt security prior to recovery of its cost basis. For other-than-temporarily impaired debt securities that the Company intends to sell or is more likely than not going to be required to sell before recovery, unrealized losses must be recorded in earnings. The adoption did not have a material impact on the financial statements as the Company did not have unrealized losses as of June 30, 2009.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), including asset retirement obligations and goodwill and other impairment analyses. This guidance is effective for the Company for the fiscal year ended June 30, 2010. The Company is evaluating the impact of adoption of this FSP.

2. Fair Value Measurements

On July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for defining and measuring fair value and requires expanded disclosures about fair value measurements. The Company’s only items to which SFAS 157 applies are cash equivalents, securities available-for-sale and fixed maturity securities. Cash equivalents and securities available for sale are classified as Level 1 in the fair value hierarchy. These investments are traded in active markets and quoted prices are available for identical investments. Fixed maturity securities classified as Level 2 within the fair value hierarch include U.S. Treasury securities. The fair value of these instruments is estimated using pricing models which utilize inputs such as recent trades for the same or similar instrument, yield curves, discount margin and bond structures.

The following table presents the amounts of assets carried at fair value at June 30, 2009 by the level in which they are classified within the SFAS No. 157 valuation hierarchy:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Cash Equivalents	$21,394,200	—
Securities available for sale	903,924	—
Marketable securities	—	$999,775

3. Oil and Gas Properties

MPC had the following amounts recorded in oil and gas properties at June 30, 2009 and 2008.

Location	2009	2008
Mereenie and Palm Valley (Australia)	$91,851,863	$109,124,145
Nockatunga (Australia)	17,212,729	20,301,033
Cooper Basin (Australia) (1)	4,849,588	5,604,219
Other (Australia) nondepletable exploration permits and licenses (2)	549,109	548,945
Weald/Wessex Basin (U.K.) nondepletable exploration permits and licenses	2,170,718	2,428,236
Weald/Wessex Basin (U.K.) capitalized exploratory drilling costs	983,548	549,935

	$117,617,555	$138,556,513

(1)	At June 30, 2009 and 2008, includes $1,552,838 and $1,855,186, respectively, of costs capitalized as exploratory well costs pending the start of production as well as $1,384,664 and $1,448,568, respectively, of nondepletable exploration permits and licenses.
(2)	Maryborough Basin and Amadeus Basin in Australia.

Accumulated Depletion, Depreciation and Amortization

Location	2009	2008
Mereenie and Palm Valley (Australia)	$83,937,714	$94,218,078
Nockatunga (Australia)	15,280,813	14,780,819
Cooper Basin (Australia)	1,808,664	2,132,354

	$101,027,191	$111,131,251

Depletion, Depreciation and Amortization

During the years ended June 30, 2009, 2008 and 2007, the depletion rate by field was as follows:

	2009	2008	2007
	Percent
Mereenie and Palm Valley (Australia)	63.8	45.3	35.5
Nockatunga (Australia)	64.6	66.5	53.6
Cooper Basin (Australia)	13.3	35.9	32.3

Exploratory and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s properties. Components of these costs are as follows:

	Year ended June 30
Exploration and Dry Hole Costs	2009	2008	2007
Farmout, Field Monitoring and Technical Costs	$1,807,129	$1,892,528	$2,662,014
Seismic Data and Acquisition Costs (1)	1,367,312	98,168	140,900
Dry Hole Drilling (2)	5,765	1,328,114	2,717,546
Write off expired permits – U.K.	295,731	—	—

Total	$3,475,937	$3,318,810	$5,520,460

(1)	Seismic data costs related to the Nockatunga fields in 2009, Cooper Basin and U.K. permits in 2008, and Nockatunga and U.K. permits in 2007.
(2)	Dry hole costs related mostly to the Cooper Basin in 2008 and 2007.

See Note 11 — Commitments for a summary of MPAL’s required and contingent commitments for exploration expenditures for the five year period beginning July 1, 2009.

Impairment Loss

A non-cash impairment loss of $63,740 was recorded in 2009 relating to the decreased value of U.K. exploration permits and licenses that were recognized under purchase accounting. The losses related to the exploration permits and licenses resulted from the ongoing exploration program which did not result in discovery of reserves. These losses related to the MPAL segment. There was no impairment loss recorded for fiscal 2008.

A non-cash impairment loss of $1,876,171 was recorded in 2007 relating to the decreased value of the Kiana field in the Cooper Basin ($984,171) and the decreased value of exploration permits and licenses that were recognized under purchase accounting ($892,000). The net book value of the Kiana oil and gas property was written down to its future estimated discounted cash flow. As a result of declining production, discounted cash flows were utilized to calculate the fair value of the Kiana field. The losses related to the exploration permits and licenses resulted from the ongoing exploration program which did not result in discovery of reserves. These losses related to the MPAL segment.

4. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the years ended June 30, 2009 and 2008, is as follows:

	2009	2008
Balance at beginning of year	$11,596,084	$9,456,088
Liabilities incurred	—	—
Liabilities settled	—	—
Accretion expense	531,405	716,130
Revisions to estimate (1)	(625,962)	43,482
Exchange effect	(1,686,265)	1,380,384

Balance at end of year	$9,815,262	$11,596,084

(1)	During the year ended June 30, 2009, changes in cost estimates and expected restoration dates resulted in decreases in total asset retirement obligations.

5. Capital and Stock Options

On May 27, 2009, shareholders approved an amendment to the 1998 Stock Incentive Plan (the “Plan”) which reserved for issuance an aggregate of 5,205,000 shares of the Company’s common stock in the form of non-qualified stock options, SARs, restricted share awards, annual awards of stock to non-employee directors and performance based awards.

The Plan provides for options to be issued with an exercise price of not less than fair value of the stock price on the date of the award and for a term of not greater than ten years. As of June 30, 2009, 1,787,500 options were available for future issuance under the Plan.

The following is a summary of option transactions for the three years ended June 30, 2009:

Options Outstanding	Expiration Dates	Number of Shares	Exercise Prices ($)	Fair Value at Grant Date
June 30, 2007		430,000	(1.59 weighted average price)
Awarded	Feb. 2018	100,000	1.16	$63,141

June 30, 2008		530,000	(1.51 weighted average price)
Awarded	Dec. 2018	2,712,500	1.20	$1,881,362

June 30, 2009		3,242,500	(1.25 weighted average price)

The weighted average remaining contractual term as of June 30, 2009 is 9 years.

Summary of Options Outstanding at June 30, 2009

	Expiration Dates	Total	Vested	Exercise Prices ($)
Awarded fiscal year 2004	Jul. 2014	30,000	30,000	1.45
Awarded fiscal year 2006	Nov. 2015	400,000	400,000	1.60
Awarded fiscal year 2008	Feb. 2018	100,000	100,000	1.16
Awarded fiscal year 2009	Dec. 2018	2,712,500	—	1.20

		3,242,500	530,000

All of the options have been issued with an exercise price equal to or greater than the fair value of the Company’s stock at the date of the award, which may differ from the grant date used for accounting purposes.

Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value. For the years ended June 30, 2009, 2008 and 2007, the Company recorded stock-based compensation expense for the cost of stock options of $83,560, $63,141, and $7,425 both pre-tax and post-tax, which has no impact on basic or diluted earnings per share. The grant date fair values of the options granted on May 27, 2009 and February 18, 2008 were $1,881,362 and $63,141, respectively. These expenses have no effect on cash flow. As of June 30, 2009 and 2008, there was $1,797,802 and $0 of total unrecognized compensation costs related to stock options.

The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model for the time based options. Option valuation models require the input of certain assumptions including the expected stock price volatility. The assumptions used to value the Company’s time based grants were as follows:

	May 27, 2009	Feb. 18, 2008	Nov. 28, 2005	Jul. 1, 2004
Risk free interest rate	2.82%	3.20%	4.58%	4.95%
Expected life	6 yrs	5 yrs	5 yrs	10 yrs
Expected volatility (based on historical price)	.650	.611	.627	.518
Expected dividend	$0	$0	$0	$0

The expected life of the time based options granted on May 27, 2009 and February 18, 2008 was determined under the “simplified” method described in SEC Staff Accounting Bulletin No. 110.

The time based stock options vest in equal annual installments over the vesting period, which is also the requisite service period. Time based stock options are generally granted with a 3-year vesting period and a 10-year term. The 400,000 options granted to Directors on November 28, 2005 and 100,000 on February 18,

2008 each vested immediately. Vesting criteria of performance based/market based options (“PBO”s) are determined by the Company’s compensation committee. PBOs issued during fiscal 2009 will vest in full upon attainment of either of the following investment goals; monetizing the uncontracted gas reserves held by MPAL at the Amadeus Basin field, or upon the closing price of the Company’s stock being at or above $1.50 per share for sixty consecutive trading days. All options vest in the event of change of control of the Company.

The Monte Carlo model was used to value the PBOs. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

May 27, 2009
Risk free interest rate	3.71%
Expected volatility (based on historical price)	.70
Expected dividend	$ 0
Closing stock price as of May 27, 2009	$1.23
Term	10 years
Days until expiration (per annum)	252 days
Steps until expiration	2,520
Probability of performance criteria occurring over term of options:
Monetization of uncontracted reserves	25% – 60%
Change of control	10% – 50%

As of June 30, 2009 there were 1,837,500 nonvested option shares outstanding under the Plan with a weighted average fair value at date of award of $0.75 per share and 875,000 nonvested option shares in the Plan with a weighted average fair value at date of award of $0.57 per share.

6. Income Taxes

Components of income (loss) before income taxes by geographic area (in thousands) are as follows:

	Years Ended June 30,
	2009	2008	2007
United States	$(3,845)	$(2,119)	$(1,386)
Foreign	6,708	7,558	2,831

Total	$2,863	$5,439	$1,445

Reconciliation of the provision for income taxes (in thousands) computed at the Australian statutory rate to the reported provision for income taxes is as follows:

	Years Ended June 30,
	2009	2008	2007
Tax provision computed at statutory rate (30)%	$859	$1,632	$434
MPC (parent company) losses	1,154	636	416
Non-taxable Australian revenue	(342)	(443)	(404)
Increase in valuation reserve for foreign (UK) exploration expenditures	382	271	374
Australian Taxation Office settlement (a)	—	12,085	—
MPC capitalized facilitation costs	268	—	—
Rate differential on MPC book income	(154)	—	—
MPC income tax provision (b)	41	72	58
Other	(10)	77	121

Consolidated income tax provision	$2,198	$14,330	$999

Current income tax provision (foreign)	$3,816	$18,872	$2,817
Deferred income tax benefit (foreign)	(1,618)	(4,542)	(1,818)

Consolidated income tax provision	$2,198	$14,330	$999

Effective tax rate	77%	263%	69%

(a)	See discussion below under Australia.
(b)	MPC’s income tax provisions represent the 25% Canadian withholding tax on its Kotaneelee gas field carried interest net proceeds and 10% Australian withholding tax on interest income from intercompany loans.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	June 30, 2009	June 30, 2008
Deferred tax liabilities
Stepped up basis of oil and gas properties	(1,842)	(2,508)
Other	(82)	(8)

Total deferred tax liabilities	(1,924)	(2,516)

Deferred tax assets
Acquisition and development costs	2,752	2,486
Asset retirement obligations	2,945	3,883
Net operating losses	3,562	4,079
United Kingdom exploration costs	1,274	1,031
Stock options	211	174
Interest	539	539
Other	575	—

Total deferred tax assets	11,858	12,192

Valuation allowance	(5,586)	(5,815)

Net deferred tax asset/(liabilities)	$4,348	$3,861

The Company records a valuation allowance for deferred tax assets when management believes it is more likely than not that such assets will not be recovered. The valuation allowance decreased to $5,586,000 in 2009 from $5,815,000 in 2008. The change in the valuation allowance is due to utilization of net operating losses in the US offset by an increase in the valuation allowance for the tax benefit of U.K. exploration costs

United States

At June 30, 2009, the Company had approximately $9,078,000 and $9,609,000 of net operating loss carry forwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically as follows (in thousands):

	Paroo USA Federal	MPC Federal	MPC State
Expires:
2010	$1,669	$—	$—
2011	1,764	—	—
2012	2,856	—	—
2013	230	—	—
2019	96	—	—
2021	25	—	56
2022	74	—	302
2023	3	—	359
2024	2	—	—
2025	1	—	1,058
2026	—	287	1,341
2027	—	—	1,462
2028	—	2,071	2,057
2029	—	—	2,974

Total	$6,720	$2,358	$9,609

For financial reporting purposes, a full valuation allowance has been recognized to offset the deferred tax assets related to the U.S. tax loss carry forwards and other deductible temporary differences as it is more likely than not that under current circumstances such assets will not be recovered.

Australia

The net deferred tax asset at June 30, 2009, consists of a deferred tax asset of $2,752,000, primarily relating to acquisition and development costs and $2,945,000 primarily relating to asset retirement obligations which will result in tax deductions when paid.

As previously disclosed, the Australian Taxation Office (“ATO”) conducted an audit of the Australian income tax returns of MPAL and its wholly owned subsidiaries for the years 1997-2005. The ATO audit focused on certain income tax deductions claimed by Paroo Petroleum Pty. Ltd. (“PPPL”), a wholly-owned subsidiary of MPAL related to the write-off of outstanding loans made by PPPL to other entities within the MPAL group of companies. As a result of the settlement reached with the ATO, the Company recorded taxes and interest in the amount of (US) $13,252,469 ($0.31 per share) as part of the income tax provision for the year ended June 30, 2008 which included (US) $2,725,110 of interest net of the tax benefit related to the interest deduction. No additional interest related to tax matters was recorded for the year ended June 30, 2009.

There are no uncertain tax positions for fiscal 2009.

7. Related Party and Other Transactions

Mr. Timothy L. Largay, a director of the Company through December 2008, is a partner of the law firm of Murtha Cullina, LLP, which firm was paid fees of $689,652, $264,170 and $114,415 by the Company in fiscal years 2009, 2008 and 2007, respectively. At June 30, 2009, 2008 and 2007, the Company’s payables included $50,812, $22,196 and $25,402, respectively, owed Murtha Cullina, LLP.

8. Leases

At June 30, 2009, future minimum rental payments applicable to MPC’s and MPAL’s non-cancelable office operating leases were as follows:

Fiscal Year	Future Minimum Rental Payments
2010	$263,000
2011	$272,000
2012	$286,000

Operating lease rental expenses for each of the years ended June 30, 2009, 2008 and 2007 were $415,760, $473,944 and $362,005 respectively.

9. Segment Information

The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL. The Company’s chief operating decision maker is William H. Hastings (President and Chief Executive Officer) who reviews the results of the MPC and MPAL businesses on a regular basis. MPC and MPAL both engage in business activities from which they may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment. Although there is discreet information available below the MPAL level, their products and services, production processes, market distribution and customers are similar in nature. In addition, MPAL has a management team which focuses on drilling efforts, capital expenditures and other operational activities.

Segment information (in thousands) for the Company’s two operating segments is as follows:

	Years Ended June 30,
	2009	2008	2007
Revenues:
MPC	$164	$233	$130
MPAL	28,027	40,662	30,545

Total consolidated revenues	$28,191	$40,895	$30,675

Interest income:
MPC	$24	$159	$259
MPAL	1,559	1,964	1,411

Total consolidated	$1,583	$2,123	$1,670

Net (loss) income:
MPC	$(885)	$(2,177)	$4,432
MPAL, net of related costs	4,550	(6,715)	1,881
Elimination of intersegment dividend	(3,000)	—	(5,866)

Consolidated net income (loss)	$665	$(8,892)	$447

Assets:
MPC (1)	$68,349	$65,555
MPAL	69,711	82,935
Equity elimination	(66,356)	(63,195)

Total consolidated assets	$71,704	$85,295

Expenditures for additions to long-lived assets:
MPC	$—	$—	$—
MPAL	2,430	4,249	5,783

Total expenditures for additions to long-lived assets	$2,430	$4,249	$5,783

	Years Ended June 30,
	2009	2008	2007
Other significant items:
Depletion, depreciation and amortization:
MPC	$5	$6	$6
MPAL	6,781	18,015	10,687

Total consolidated	$6,786	$18,021	$10,693

Production costs:
MPC	$—	$—	$—
MPAL	8,153	8,866	6,966

Total consolidated	$8,153	$8,866	$6,966

Exploratory and dry hole costs:
MPC	$—	$—	$—
MPAL	3,476	3,319	5,520

Total consolidated	$3,476	$3,319	$5,520

Income tax expense:
MPC	$41	$58	$48
MPAL	2,157	14,272	951

Total consolidated	$2,198	$14,330	$999

(1)	Goodwill attributable to MPAL was $4,020,706 for 2009 and 2008, respectively.

10. Geographic Information

As of each of the stated dates, the Company’s revenue, operating income, net income or loss and identifiable assets (in thousands) were geographically attributable as follows:

	Years Ended June 30,
	2009	2008	2007
Revenue:
Australia	$28,027	$40,662	$30,545
Canada	164	233	130

	$28,191	$40,895	$30,675

Income (loss) before income taxes:
Australia	$6,952	$7,257	$3,152
New Zealand	—	(42)	(25)
United Kingdom	(1,272)	(904)	(1,162)
United States and Canada	164	233	161

	5,844	6,544	2,126
Corporate overhead and interest, net of other income (expense)	(2,981)	(1,105)	(681)

Consolidated income before income taxes	$2,863	$5,439	$1,445

	Years Ended June 30,
	2009	2008	2007
Net income (loss):
Australia	$5,822	$(5,767)	$3,074
New Zealand	—	(44)	(32)
United Kingdom	(1,272)	(904)	(1,162)
United States	(3,885)	(2,177)	(1,433)

	$665	$(8,892)	$447

Identifiable assets:
Australia	$69,711	$82,935
Corporate assets	1,993	2,360

	$71,704	$85,295

Substantially all of MPAL’s gas sales were to the Power and Water Corporation of the Northern Territory of Australia. Oil sales during 2009 were 40% to the Santos group of companies, 13% to Beach Petroleum, 8% to Origin Energy Resources and 39% to IOR Energy.

11. Commitments

The Company is exposed to oil and gas market price volatility and for gas sales uses fixed pricing contracts with inflation clauses to mitigate this exposure.

The following is a summary of our consolidated contractual obligations as of June 30, 2009, in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$821	$263	$558	$—	$—
Purchase Obligations (1)	6,469	6,469	—	—	—
Asset Retirement Obligations-Undiscounted (2)	14,470	202	2,446	8,397	3,425

Total	$21,760	$6,934	$3,004	$8,397	$3,425

(1)	Represents firm commitments for exploration and capital expenditures. The Company is committed to these expenditures, however some may be farmed out to third parties. Exploration contingent expenditures which are not legally binding have been excluded from the table above.
(2)	During the year ended June 30, 2009, the Company decreased total asset retirement obligations by $626,000 due to changes in cost estimates and expected restoration dates (see Note 4 to the Financial Statements).

Gas Supply Contracts

In 1983, the MPAL and Santos (“Palm Valley Producers”) commenced the sale of gas to Alice Springs under a 1981 agreement. That agreement terminated in June 2008. In 1985, the Palm Valley Producers and Mereenie Producers (MPAL and Santos) signed agreements for the sale of gas to PWC, through its wholly-owned company Gasgo Pty. Ltd. (“Gasgo”), for use in PWC’s Darwin electricity generating station and at a number of other generating stations in the Northern Territory. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. The gas is being delivered via the 922-mile Amadeus Basin gas pipeline which was built by an Australian consortium. Since 1985, there have been several additional contracts for the sale of Mereenie gas, the latest being in June 2006 for the supply of an additional 4.4 Bcf of gas to be supplied prior to December 31, 2008. The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expired in January and June 2009. Supply obligations under the Mereenie contracts ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010.

At June 30, 2009, MPAL’s commitment to supply gas under the above agreements was as follows:

Period	Bcf
Less than one year	2.22
Between 1-5 years	1.77
Greater than 5 years	0.00

Total	3.99

12. Restatement of Financial Information

Subsequent to the issuance of our 2008 annual report on Form 10-K we determined that in our consolidated statement of cash flows for the year ended June 30, 2007, we inappropriately added back to cash flows from operating activities $3.2 million of accounts payable related to property and equipment additions. This increase in accounts payable should have been reflected as a reduction of cash outflows from investing activities rather than an increase in cash flows from operating activities. This error also affected our consolidated statement of cash flows for the year ended June 30, 2008 as these amounts should have increased cash flows from operating activities through the adjustment for the change in accounts payable and should have been reflected as an increase to reported cash outflows for additions to property and equipment in the investing activities section for that year. The statement of cash flows for the years ended June 30, 2008 and 2007 as contained herein have been adjusted for the restatement discussed above. This restatement has no impact on the change in cash and cash equivalents, the balance sheet or the statement of operations.

Additionally, we also determined that the amounts we have previously reported in our consolidated statements of cash flows as investing outflows for exploration and dry hole costs have included certain engineering and other costs that do not result in the acquisition of an asset and should, therefore, be classified as operating cash outflows rather than investing outflows. The amounts of exploration and dry hole costs inappropriately included as investing outflows in previously issued consolidated statements of cash flows were: $1.9 million and $2.1 million for the years ended June 30, 2008 and 2007, respectively as contained herein. The statement of cash flows for the years ended June 30, 2008 and 2007 as contained herein have been adjusted for the restatement discussed above. This restatement has no impact on the change in cash and cash equivalents, the balance sheet or the statement of operations.

The following is a summary of the restatement on the originally issued Consolidated Statement of Cash Flows for the years ended June 30, 2009 and 2008:

CONSOLIDATED STATEMENT OF CASH FLOWS

	June 30, 2008
	As Previously Reported	Adjustments	As Restated
Adjustments to reconcile net loss to net cash provided by operating activities: Exploration and dry hole costs	$3,227,200	$(1,899,086)	$1,328,114
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,112,940)	3,183,420	70,480
Net cash provided by operating activities	4,211,265	1,284,334	5,495,599
Additions to property and equipment	(1,628,476)	(2,620,739)	(4,249,215)
Oil and gas exploration activities	(3,227,200)	1,336,405	(1,890,795)
Net cash used in investing activities	(2,150,396)	(1,284,334)	(3,434,730)

	June 30, 2007
	As Previously Reported	Adjustments	As Restated
Adjustments to reconcile net loss to net cash provided by operating activities: Exploration and dry hole costs	$4,871,865	$(2,154,319)	$2,717,546
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,474,106	(3,183,420)	(709,314)
Net cash provided by operating activities	21,273,813	(5,337,739)	15,936,074
Additions to property and equipment	(9,231,029)	3,447,912	(5,783,117)
Oil and gas exploration activities	(4,871,865)	1,889,827	(2,982,038)
Net cash used in investing activities	(18,019,572)	5,337,739	(12,681,833)
Accounts payable related to property and equipment	1,417,051	1,778,582	3,195,633

13. Selected Quarterly Financial Data (Unaudited)

The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended June 30, 2009 and 2008:

	September 30, 2008 3 Months	December 31, 2008 3 Months	March 31, 2009 3 Months	June 30, 2009 3 Months
2009
Total revenues	$10,439	$5,172	$5,523	$7,057
Costs and expenses	(7,959)	(5,436)	(6,489)	(7,027)
Interest income	628	460	274	221
Income tax (provision) benefit	(1,600)	(721)	1,083	(960)

Net income (loss)	$1,508	$(525)	$391	$(709)

Per share (basic & diluted)	$0.04	$(0.01)	$0.01	$(0.02)

Average number of shares outstanding	41,500	41,500	41,500	41,500

	September 30, 2007 3 Months	December 31, 2007 3 Months	March 31, 2008 3 Months	June 30, 2008 3 Months
2008
Total revenues	$9,322	$10,374	$9,536	$11,663
Costs and expenses	(10,279)	(9,397)	(7,903)	(10,000)
Interest income	490	570	500	563
Income tax (provision) benefit	(6)	(12,327)	(1,198)	(799)

Net income (loss)	$(473)	$(10,780)	$935	$1,427

Per share (basic & diluted)	$(0.01)	$(0.26)	$0.02	$0.03

Average number of shares outstanding	41,500	41,500	41,500	41,500

14. Supplementary Oil and Gas Disclosure (Unaudited and Restated)

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

Estimated Net Quantities of Proved and Proved Developed Oil and Gas Reserves:

	Natural Gas		Oil
Proved Reserves:	(Bcf)		(1,000 Bbls)
	Australia*	Canada	Australia
June 30, 2006	19.436	.086	810

Extensions and discoveries	—	.067	218
Revision of previous estimates	.014	—	(127)
Production	(5.978)	(.093)	(179)

June 30, 2007	13.472	.060	722

Extensions and discoveries	—	.087	141
Revision of previous estimates	(.652)	—	125
Production	(5.707)	(.077)	(210)

June 30, 2008	7.113	.070	778

Extensions and discoveries	—	.051	—
Revision of previous estimates	1.376	—	371
Production	(5.161)	(.068)	(153)

June 30, 2009	3.328	.053	996

Proved Developed Reserves:
June 30, 2006	19.436	.086	327

June 30, 2007	13.472	.060	347

June 30, 2008	7.113	.070	520

June 30, 2009	3.328	.053	789

*	The amount of proved reserves applicable to the Palm Valley and Mereenie fields only reflects the amount of gas committed to specific contracts and are net of royalties.

There were no changes to proved reserves relating to improved recovery, purchase of minerals in place or sales of mineral in place for the years ended June 30, 2009, 2008, or 2007.

Costs of Oil and Gas Activities (In thousands):

	Australia
Fiscal Year	Exploration Costs(1)	Development Costs(2)	Acquisition Costs
2009	3,925	631	—
2008	3,810	1,200	—
2007	5,250	20,067	—

(1)	These costs have been expensed except for capitalized costs relating to drilling in the U.K. of $486,000 and $550,000, for 2009 and 2008, respectively.
(2)	These costs have been capitalized.

Capitalized Costs Subject to Depletion, Depreciation and Amortization (DD&A) (In thousands):

	June 30,
Australia	2009	2008
Costs subject to DD&A	$110,977	$131,726
Costs not subject to DD&A	6,641	6,831
Less accumulated DD&A	(101,027)	(111,131)

Net capitalized costs	$16,591	$27,426

Discounted Future Net Cash Flows:

Year-end prices ($Aus) applied to proved reserves to calculate the standardized measure for each of the three years presented is as follows:

	At June 30,
	2009	2008	2007
Gas Prices (per MCF)
Palm Valley (1)	2.2532	2.2312	2.2767
Mereenie (2)
DAR85	N/A	2.2904	2.2781
MSA2	N/A	3.8378	3.7364
MSA3	N/A	N/A	4.2554
MSA4	6.6628	N/A	6.0379

Oil Prices (per BBL) (3)
Mereenie	95.73	147.44	87.62
Cooper
Aldinga	97.80	138.24	84.03
Kiana	87.66	129.07	79.31
Nockatunga	90.82	124.55	81.32

(1)	Year end contract price through term of contract. Year end spot price used thereafter.
(2)	Year end contract price
(3)	Year end spot price

The following is the standardized measure of discounted (at 10%) future net cash flows (in thousands) relating to proved oil and gas reserves during the three years ended June 30, 2009. These amounts were calculated using prices and costs in effect for each individual property as of June 30 for each year. These prices were not changed except where different prices were fixed and determinable from applicable contracts.

The standardized measure of discounted future net cash flows in the following table has been restated for fiscal 2008 and 2007. In 2008, the calculation of discounted cash flows as previously reported erroneously included estimated sales subsequent to the expiration of existing natural gas contracts for the Palm Valley and Mereenie fields although those volumes of natural gas are not considered proved reserves. In both 2008 and 2007, certain proved oil reserves for the Mereenie field were erroneously not included in the calculation of discounted cash flows as previously reported. The restated amounts in the standardized measure of discounted future net cash flows and the changes therein appropriately include the proved oil and gas reserves.

	Australia
	2009	2008		2007
		Previously Reported	As Restated	Previously Reported	As Restated
Future cash inflows	$88,152	$147,581	$137,791	$125,333	$154,245
Future production costs	(46,440)	(62,027)	(60,969)	(52,994)	(74,918)
Future development costs	(16,532)	(21,263)	(26,401)	(14,036)	(19,319)
Future income tax expense	(2,493)	(12,823)	(8,157)	(14,018)	(11,750)

Future net cash flows	22,687	51,468	42,264	44,285	48,258
10% annual discount for estimating timing of cash flows	(2,632)	(6,532)	(2,884)	(10,437)	(10,476)

Standardized measures of discounted future net cash flows	$20,055	$44,936	$39,380	$33,848	$37,782

	Canada
	2009	2008	2007
Future cash inflows	$80	$380	$184
Future production costs	(70)	(129)	(88)
Future development costs	—	—	—
Future income tax expense	(3)	(63)	(24)

Future net cash flows	7	188	72
10% annual discount for estimating timing of cash flows	1	(6)	(7)

Standardized measures of discounted future net cash flows	$8	$182	$65

	Total
	2009	2008		2007
		Previously Reported	As Restated	Previously Reported	As Restated
Future cash inflows	$88,232	$147,961	$138,171	$125,517	$154,429
Future production costs	(46,510)	(62,156)	(61,098)	(53,082)	(75,006)
Future development costs	(16,532)	(21,263)	(26,401)	(14,036)	(19,319)
Future income tax expense	(2,496)	(12,886)	(8,220)	(14,042)	(11,774)

Future net cash flows	22,694	51,656	42,452	44,357	48,330
10% annual discount for estimating timing of cash flows	(2,631)	(6,538)	(2,890)	(10,444)	(10,483)

Standardized measures of discounted future net cash flows	$20,063	$45,118	$39,562	$33,913	$37,847

The following are the principal sources of changes in the above standardized measure of discounted future net cash flows (in thousands).

	2009	2008		2007
		Previously Reported	As Restated	Previously Reported	As Restated
Net change in prices and production costs	$(13,429)	$41,125	$31,551	$(66,738)	$(59,803)
Extensions and discoveries	—	—	—	—	—
Revision of previous quantity estimates	1,045	(1,351)	(1,351)	14,996	14,990
Changes in estimated future development costs	10,997	(5,015)	(5,006)	7,144	5,120
Sales and transfers of oil and gas produced	(18,169)	(30,637)	(30,637)	(20,660)	(20,660)
Previously estimated development cost incurred during the period	(1,124)	(696)	(696)	(179)	(179)
Accretion of discount	621	1,917	1,847	8,838	6,313
Net change in income taxes	4,463	331	1,160	15,577	16,597
Net change in exchange rate	(3,903)	5,531	4,847	4,548	5,082

	$(19,499)	$11,205	$1,715	$(36,474)	$(32,540)

Additional Information Regarding Discounted Future Net Cash Flows:

Australia

Reserves — Natural Gas

Future net cash flows from net proved gas reserves in Australia were based on MPAL’s share of reserves in the Palm Valley and Mereenie fields. Reserves in these fields were limited to the quantities of gas committed to specific contract and the ability of the field to deliver the gas in the contract years. Gas prices are computed on the prices set forth in the respective gas sales contracts at June 30, 2009.

Reserves and Costs — Oil

At June 30, 2009, future net cash flows from the net proved oil reserves in Australia were calculated by the Company. Estimated future production and development costs were based on current costs and rates for each of the three years ended at June 30, 2009.

Income Taxes

Future Australian income tax expense applicable to the future net cash flows has been reduced by the tax effect on unrecouped capital expenditures of approximately A.$23,378,000, A.$26,145,000 and A.$29,167,000 at June 30, 2009, 2008 and 2007 respectively. The tax rate used in computing Australian future income tax expense was 30%.

Canada

Reserves and Costs

Future net cash flows from net proved gas reserves in Canada were based on the Company’s share of reserves in the Kotaneelee gas field which was prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., Calgary, Canada. The estimates were based on the selling price of gas Can. $3.22 at June 30, 2009 (Can. $9.61 — 2008) and estimated future production and development costs at June 30, 2009.

Results of Operations

The following are the Company’s results of operations (in thousands) for the oil and gas producing activities during the three years ended June 30, 2009:

	Total						Americas			Australia/United Kingdom
	2009		2008		2007		2009	2008	2007	2009		2008		2007
Revenues:
Oil sales		$11,480		$19,786		$11,922	$—	$—	$—		$11,480		$19,786		$11,922
Gas sales		14,740		18,523		16,397	164	233	130		14,576		18,290		16,267
Other production income		1,971		2,586		2,356	—	—	—		1,971		2,586		2,356

Total revenues		28,191		40,895		30,675	164	233	130		28,027		40,662		30,545

Costs:
Production costs		8,153		8,866		6,965	—	—	—		8,153		8,866		6,965
Depletion, exploratory and dry hole costs		10,476		21,222		16,105	—	—	—		10,476		21,222		16,105

Total costs		18,629		30,088		23,070	—	—	—		18,629		30,088		23,070

Income before taxes		9,562		10,807		7,605	164	233	130		9,398		10,574		7,475
Income tax provision*		(2,860)		(3,230)		(2,275)	(41)	(58)	(33)		(2,819)		(3,172)		(2,242)

Net income from operations		$6,702		$7,577		$5,330	$123	$175	$97		$6,579		$7,402		$5,233

Depletion per unit of production	A.$	8.39	A.$	14.66	A.$	7.44	$—	$—	$—	A.$	8.39	A.$	14.66	A.$	7.44

*	Income tax provision used for Australia is based on a rate of 30%. Americas 25% is due to a 25% Canadian withholding tax on Kotaneelee gas sales.

15. Subsequent Events

Statement of Financial Accounting Standards No. 165, “Subsequent Events,” incorporates into FASB authoritative literature accounting guidance that originated as auditing standards about events or transactions that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 retains the auditing standard requirements to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date and to disclose but not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date but before the financial statements are issued. The reporting entity is required to disclose the date through which it has evaluated subsequent events. SFAS No. 165 was issued and implemented for the year end June 30, 2009. In preparing the accompanying consolidated financial statements, the Company has evaluated events subsequent to June 30, 2009 through the issuance of the financial statements on October 2, 2009 and has identified the following events for disclosure.

On July 9, 2009, the Company completed, pursuant to the terms of a definitive purchase agreement and related amendments an equity investment in the Company by the Company’s strategic investor, Young Energy Prize S.A. (“YEP”), through the issuance to YEP of 8,695,652 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) and warrants to acquire an additional 4,347,826 shares of Common Stock. The Company received gross proceeds of $10 million, which will be used for working capital and general corporate purposes.

On July 9, 2009, the Company entered into a Warrant Agreement which entitles YEP to purchase 4,347,826 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $1.20 per Warrant Share. The Warrant has a term of five years and contains certain provisions which would reduce the exercise price. Furthermore The First Amendment to the Purchase Agreement provides that, if YEP completes the purchase of shares of the Company’s Common Stock owned by ANS Investments LLC and its CEO, Jonah M. Meer under the ANS-YEP Purchase Agreement, then the exercise price payable by YEP for the Warrant Shares shall be reduced from $1.20 to $1.15 per share. This transaction was completed on July 30, 2009, reducing the exercise price to $1.15 per share.

In connection with the YEP Purchase Agreement, at a Board meeting held on May 27, 2009, the Company’s Board adopted resolutions: (a) conditionally amending the Company’s Bylaws to expand the size of the Board; and (b) conditionally electing Messrs. Nikolay Bogachev and J. Thomas Wilson to the Board as Class II directors, each to serve a term of office expiring at the Company’s 2011 Annual Meeting of Shareholders. On July 9, 2009, upon completion of the YEP equity investment transaction, the elections to the Board of Messrs. Bogachev and Wilson became effective.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and Daniel J. Samela, the Company’s Chief Financial and Accounting Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of June 30, 2009. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective such that the material information required to be included in the Company’s Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure. Our management concluded that the Company’s disclosure controls and procedures were not effective because of the need to extend the filing deadline for such Form 10-K to identify, address and correct certain information included in Note 14, Supplementary Oil and Gas disclosure (Unaudited and Restated).

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

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On May 11, 2009, the Company issued a press release describing the Company's financial results for the third fiscal quarter ended March 31, 2009. A copy of this press release is furnished as Exhibit 99.1 hereto.

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR with respect to the fiscal year ended June 30, 2009. Certain information concerning the executive officers of the Company is included as Item 10 of this report.

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a list of the executive officers of the Company:

Name	Age	Office Held	Length of Service as an Officer	Other Positions Held with Company
William H. Hastings	53	President and Chief Executive Officer	Since 2008	None
Daniel J. Samela	61	Chief Financial Officer	Since 2004	Treasurer

For further information regarding the executive officers see the Company’s Proxy Statement to be filed with the SEC on or about October 13, 2009.

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The graph below compares the cumulative total returns, including reinvestment of dividends, if applicable, on the Company’s Common Stock with the returns on companies in the NASDAQ Index and Industry Group Index (the Hemscott Index).

The chart displayed below is presented in accordance with SEC requirements. The graph assumes a $100 investment made on July 1, 2003 and the reinvestment of all dividends. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	2004	2005	2006	2007	2008	2009
MAGELLAN PETROLEUM CORP.	100.00	183.21	119.85	116.03	123.66	84.73
HEMSCOTT GROUP INDEX	100.00	154.84	206.33	261.93	375.37	215.13
NASDAQ MARKET INDEX	100.00	99.89	106.32	127.46	111.91	89.19

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1998 Stock Incentive Plan, as amended, as of June 30, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)($)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)
Equity compensation plans approved by security holders	3,242,500	$1.25	1,787,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

(c) Exhibits.

The following exhibits are filed or furnished as part of this report:

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

(b) By-Laws, as amended on July 9, 2009, as filed as Exhibit 3.1 to current Report on Form 8-K filed on July 14, 2009 are incorporated by reference.

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

(j) Agreements dated June 28, 1985 relating to Amadeus Basin-Darwin Pipeline which include Deed of Trust Amadeus Gas Trust, Undertaking by the Northern Territory Electric Commission and Undertaking from the Northern Territory Gas Pty Ltd. filed as Exhibit 10(j) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

(k) Agreement between the Mereenie Producers and the Palm Valley Producers dated June 28, 1985 filed as Exhibit 10(k) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

(l) Form of Indemnification Agreement for Directors and Officers pursuant to Article SIXTEENTH of the Company’s Restated Certificate of Incorporation and the Company’s Bylaws, filed as Exhibit 10.1 to current report on Form 8-K filed on June 2, 2009, is incorporated herein by reference.

(m) 1998 Stock Option Plan, filed as Exhibit 4(a) to Form S-8 Registration Statement on January 14, 1999, filed as Exhibit 10(m) to Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 001-5507) is incorporated herein by reference.

(n) First Amendment to the 1998 Stock Option Plan dated October 24, 2007, filed as Exhibit 10 (n) to Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 001-5507) is incorporated herein by reference.

(o) 1989 Stock Option Plan filed as Exhibit O to Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 001-5507) is incorporated herein by reference.

(p) Amended and Restated Employment Agreement between Daniel J. Samela and Magellan Petroleum Corporation effective September 28, 2008, filed as exhibit 10(p) to Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 001-5507) is incorporated herein by reference.

(q) Palm Valley Renewal of Petroleum Lease dated November 6, 2003, filed as Exhibit 10 (s) to Annual Report on Form 10-K for the year ended June 30, 2005, is incorporated herein by reference.

(r) 1998 Magellan Petroleum Corporation Stock Incentive Plan, as amended through May 27, 2009, is filed herewith.

(s) Form of Non-Qualified Stock Option Award Agreement for officers and directors, filed as Exhibit 10.1 to current report on Form 8-K filed on November 30, 2005, is incorporated by reference herein.

(t) Form of Amendment to Non-Qualified Stock Option Agreement for directors, December 11, 2008, filed as Exhibit 10.2 to current report on Form 8-K filed on December 15, 2008, is incorporated by reference herein.

(u) Employment Agreement between the Company and William H. Hastings, dated as of February 3, 2009, filed as Exhibit 10.1 to current report on Form 8-K filed on February 9, 2009, is incorporated by reference herein.

(v) Indemnification Agreement between the Company and William H. Hastings, dated as of February 3, 2009, filed as Exhibit 10.2 to current report on Form 8-K filed on February 9, 2009, is incorporated by reference herein.

(w) Non-Qualified Stock Option Award Agreement between the Company and William H. Hastings, dated as of February 3, 2009, filed as Exhibit 10.3 to current report on Form 8-K filed on February 9, 2009, is incorporated by reference herein.

(x) Non-Qualified Stock Option Performance Award Agreement between the Company and William H. Hastings, dated as of February 3, 2009, filed as Exhibit 10.4 to current report on Form 8-K filed on February 9, 2009, is incorporated by reference herein.

(y) Securities Purchase Agreement between the Company and Young Energy Prize S.A., dated February 9, 2009, filed as Exhibit 10.1 to current report on Form 8-K filed on February 10, 2009, is incorporated herein by reference.

(z) Settlement Agreement, dated April 3, 2009, among the Company, ANS Investments LLC and Jonah M. Meer, filed as Exhibit 10.1 to current report on Form 8-K filed on April 8, 2009, is incorporated herein by reference.

(aa) First Amendment, dated April 3, 2009, to Securities Purchase Agreement between the Company and Young Energy Prize S.A., dated February 9, 2009, filed as Exhibit 10.2 to current report on Form 8-K filed on April 8, 2009, is incorporated herein by reference.

(bb) Second Amendment, dated June 30, 2009, to Securities Purchase Agreement between the Company and Young Energy Prize S.A., dated February 9, 2009, filed as Exhibit 10.1 to current report on Form 8-K filed on June 30, 2009, is incorporated herein by reference.

(cc) Warrant Agreement between the Company and Young Energy Prize S.A, dated July 9, 2009, filed as Exhibit 10.1 to current report on Form 8-K filed on July 14, 2009, is incorporated herein by reference.

(dd) Registration Rights Agreement between the Company and Young Energy Prize S.A, dated July 9, 2009, filed as Exhibit 10.2 to current report on Form 8-K filed on July 14, 2009, is incorporated herein by reference.

(ee) Consulting Agreement between the Company and J. Thomas Wilson, dated July 9, 2009, filed as Exhibit 10.4 to current report on Form 8-K filed on July 14, 2009, is incorporated herein by reference.

(ff) Non-qualified stock option award agreement between the Company and J. Thomas Wilson, dated July 9, 2009, filed as Exhibit 10.5 to current report on Form 8-K filed on July 14, 2009, is incorporated herein by reference.

(gg) Non-qualified stock option performance award agreement between the Company and J. Thomas Wilson, dated July 9, 2009, filed as Exhibit 10.6 to current report on Form 8-K filed on July 14, 2009, is incorporated herein by reference.

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

Filed herewith.

22. Published report regarding matters submitted to vote of security holders.

Not applicable.

23. Consent of experts and counsel.

1. Consent of Deloitte & Touche LLP is filed herewith.

2. Consent of Paddock Lindstrom & Associates, Ltd. is filed herewith.

24. Power of attorney.

None.

31. Rule 13a-14(a) Certifications.

31.1 Certification of William H. Hastings, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

31.2 Certification of Daniel J. Samela, Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

32. Section 1350 Certifications.

32.1 Certification of William H. Hastings, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2 Certification of Daniel J. Samela, Chief Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

99. Exhibit 99.1—Press Release of the company regarding financial performance for the third fiscal quarter ended March 31, 2009, dated May 11, 2009.

(d) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION (Registrant)

By	/S/ WILLIAM H. HASTINGS
William H. Hastings President and Chief Executive Officer (Duly Authorized Officer)

By	/S/ DANIEL J. SAMELA
Daniel J. Samela Chief Financial and Accounting Officer (as Principal Accounting Officer)

Dated: October 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ WILLIAM H. HASTINGS William H. Hastings	President and Chief Executive Officer	Dated: October 2, 2009

/S/ DANIEL J. SAMELA Daniel J. Samela	Chief Financial and Accounting Officer	Dated: October 2, 2009

/S/ DONALD V. BASSO Donald V. Basso	Director	Dated: October 2, 2009

/S/ NIKOLAY V. BOGACHEV Nikolay V. Bogachev	Director	Dated: October 2, 2009

/S/ ROBERT MOLLAH Robert Mollah	Director	Dated: October 2, 2009

/S/ WALTER MCCANN Walter Mccann	Director	Dated: October 2, 2009

/S/ RONALD P. PETTIROSSI Ronald P. Pettirossi	Director	Dated: October 2, 2009

/S/ J. THOMAS WILSON J. Thomas Wilson	Director	Dated: October 2, 2009

INDEX TO EXHIBITS

10(r)	1998 Magellan Petroleum Corporation Stock Incentive Plan, as amended through May 27, 2009.

21.	Subsidiaries of the Registrant.

23.	1. Consent of Deloitte & Touche LLP

2. Consent of Paddock Lindstrom & Associates, Ltd.

31.	Rule 13a-14(a) Certifications.

32.	Section 1350 Certifications.

99.1	Press Release of the company regarding financial performance for the third fiscal quarter ended March 31, 2009, dated May 11, 2009.