Form 10-Q
period 2009-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2009-11-12
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-5507

MAGELLAN PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	06-0842255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Custom House Street, Portland, Maine	04101
(Address of principal executive offices)	(Zip Code)

(207) 619-8500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

10 Columbus Boulevard, Hartford, Connecticut 06106

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑   Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☑   No

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

The number of shares outstanding of the issuer’s single class of common stock as of October 28, 2009 was 51,940,977.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

September 30, 2009

MGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$42,287,365	$34,688,842
Accounts receivable — Trade (net of allowance for doubtful accounts of $97,726 and $90,102 at Sept. 30, 2009 and June 2009, respectively)	4,567,838	5,346,111
Accounts receivable — working interest partners	239,215	500,404
Marketable securities	2,496,846	997,306
Inventories	439,999	847,159
Deferred income taxes	534,923	563,853
Securities available for sale (at fair value)	8,032,791	—
Other assets	306,228	598,509

Total current assets	58,905,205	43,542,184

Deferred income taxes	6,069,563	5,708,448
Securities available-for-sale (at fair value)	—	903,924
Property and equipment, net:
Oil and gas properties (successful efforts method)	127,954,942	117,617,555
Land, buildings and equipment	3,194,525	2,962,649
Field equipment	941,995	868,504

	132,091,462	121,448,708
Less accumulated depletion, depreciation and amortization	(113,177,657)	(103,919,971)

Net property and equipment	18,913,805	17,528,737
Goodwill	4,020,706	4,020,706

Total assets	$87,909,279	$71,703,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,712,468	$2,688,342
Accrued liabilities	1,528,513	1,639,284
Income taxes payable	1,998,273	2,054,052

Total current liabilities	6,239,254	6,381,678

Long term liabilities:
Deferred income taxes	1,854,422	1,923,907
Other long term liabilities	97,440	70,232
Asset retirement obligations	10,827,520	9,815,262
Warrants	3,517,765	—

Total long term liabilities	16,297,147	11,809,401

Commitments	—	—
Stockholders’ equity:
Common stock, par value $.01 per share: Authorized 200,000,000 shares outstanding 50,225,977 and 41,500,325, respectively	501,958	415,001
Capital in excess of par value	81,253,295	73,311,075
Accumulated deficit	(23,490,183)	(22,192,919)
Accumulated other comprehensive income	7,107,808	1,979,763

Total stockholders’ equity	65,372,878	53,512,920

Total liabilities and stockholders’ equity	$87,909,279	$71,703,999

Note: The balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2009	2008
REVENUES:
Oil sales	$2,786,826	$5,645,587
Gas sales	5,408,946	4,309,072
Other production related revenues	683,014	484,025

Total revenues	8,878,786	10,438,684

COSTS AND EXPENSES:
Production costs	3,330,606	2,986,862
Exploration and dry hole costs	339,113	723,400
Salaries and employee benefits	1,743,508	466,192
Depletion, depreciation and amortization	1,163,006	2,500,950
Auditing, accounting and legal services	384,388	267,470
Accretion expense	174,767	158,415
Shareholder communications	78,527	90,579
Loss (gain) on sale of field equipment	5,190	(3,506)
Other administrative expenses	2,362,309	769,069

Total costs and expenses	9,581,414	7,959,431

Operating (loss) income	(702,628)	2,479,253
Warrant expense	(1,392,471)	—
Investment income	1,496,537	628,169

(Loss) income before income taxes	(598,562)	3,107,422
Income tax provision	(698,702)	(1,599,611)

NET (LOSS) INCOME	$(1,297,264)	$1,507,811

Average number of shares outstanding
Basic	49,545,601	41,500,325

Diluted	49,545,601	41,511,775

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)	$(0.03)	$0.04

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2009	2008
		(As restated, see Note 14)
OPERATING ACTIVITIES:
Net (loss) income	$(1,297,264)	$1,507,811
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) from disposal of assets	5,190	(3,506)
Gain from sale of investments	(1,288,200)	—
Depletion, depreciation and amortization	1,163,006	2,500,950
Accretion expense	174,767	158,415
Deferred income taxes	(27,339)	(630,666)
Stock option compensation and change in warrant valuation	1,825,466	—
Exploration and dry hole costs	—	11,833
Change in operating assets and liabilities:
Accounts receivable	1,461,032	1,569,513
Other assets	32,400	78,430
Inventories	456,955	224,530
Accounts payable and accrued liabilities	(297,208)	12,994
Income taxes payable	(211,543)	1,192,182

Net cash provided by operating activities	1,997,262	6,622,486
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	—	3,506
Additions to property and equipment	(657,790)	(165,242)
Oil and gas exploration activities	(10,807)	(17,829)
Proceeds from sale of securities available for sale	1,667,688	—
Purchase of securities available for sale	(6,976,582)	—
Marketable securities matured or sold	4,697,244	455,204
Marketable securities purchased	(6,196,784)	—

Net cash (used in) provided by investing activities	(7,477,031)	275,639

FINANCING ACTIVITIES:
Proceeds from issuance of stock	10,000,000	—

Net cash provided by financing activities	10,000,000	—

Effect of exchange rate changes on cash and cash equivalents	3,078,292	(5,567,466)

Net increase in cash and cash equivalents	7,598,523	1,330,659
Cash and cash equivalents at beginning of period	34,688,842	34,615,228

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,287,365	$35,945,887

Cash Payments:
Income taxes	937,584	1,038,095
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding gains	531,773	—
Revision to estimate of asset retirement obligations	1,422	(995,621)
Write off of expired license	—	252,276
Accounts payable related to property and equipment	78,514	1,346,046

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

Magellan Petroleum Corporation (“MPC” or “Magellan”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is its 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), three petroleum production leases covering the Nockatunga oil fields (41% working interest) and seventeen licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga fields are located in the Cooper Basin in South West Queensland, Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Santos Ltd. is the operator of the Mereenie and Nockatunga fields.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and its subsidiary, MPAL, (collectively the “Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. All amounts presented are in United States dollars, unless otherwise noted.

Recent Accounting Pronouncements

On December 31, 2008, the Securities and Exchange Commission (“SEC”) published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for annual reports for fiscal years ending on or after December 15, 2009. The SEC’s new rules are effective for the Company for the fiscal year ended June 30, 2010. The SEC will also require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s financial statements.

Goodwill

The aggregate amount of goodwill at September 30, 2009 and June 30, 2009 is $4,020,706. All of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30th.

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

Note 2 Comprehensive (Loss) Income

Total comprehensive (loss) income during the three month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Accumulated Other Comprehensive Income
	2009	2008
Balance at June 30, 2009			$1,979,763
Net (loss) income	$(1,297,264)	$1,507,811
Foreign currency translation adjustments	4,763,479	(8,615,280)	4,763,479
Unrealized holding gains, net of deferred tax	364,566	—	364,566

Total comprehensive income (loss)	$3,830,781	$(7,107,469)

Balance at September 30, 2009			$7,107,808

Note 3 Equity Investment

On July 9, 2009, the Company completed, pursuant to the terms of a definitive purchase agreement and related amendments, an equity investment in the Company by the Company’s strategic investor, Young Energy Prize S.A. (“YEP”), through the issuance to YEP of 8,695,652 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) and warrants to acquire an additional 4,347,826 shares of Common Stock. The Company received gross proceeds of $10 million, a portion of which was used to fund the Nautilus Poplar acquisition (see Note 13-Subsequent events) and is also being used for working capital and general corporate purposes.

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

The warrants contain anti-dilutive provisions that reduce the exercise price of the warrants based on certain trigger events such as the issuance of additional shares at a discount from the then current warrant exercise price. According to ASC 815, since the provisions permit the warrant holders to avoid bearing some of the risks and rewards normally associated with equity share ownership, they are classified as liabilities and marked to market each reporting date with the change in value flowing through earnings. Accordingly, a liability of $2,125,293 was recorded on the Company’s financial statements as of July 9, 2009.

The $2,125,293 fair value of the warrants on July 9, 2009, the grant date, was based on the Black-Scholes valuation models using the following assumptions:

July 9, 2009
Risk free interest rate	2.33%
Expected life	5 yrs
Expected volatility (based on historical price)	.640
Expected dividend	$0

The Company recalculated the fair value of the warrants at September 30, 2009. The fair value of the warrants was $3,517,765 based on the Black-Scholes valuation models using the following assumptions:

September 30, 2009
Risk free interest rate	0.94%
Expected life	4.75 yrs
Expected volatility (based on historical price)	.650
Expected dividend	$0

Based upon this valuation, the warrant liability increased by $1,392,471 and a charge of that amount was recorded in the consolidated statement of operations.

Note 4 Common Stock and Capital in Excess of Par Value

A summary of changes to the Company’s common stock and capital in excess of par value is presented below:

	Common Stock	Capital in Excess of Par Value
June 30, 2009	$415,001	$73,311,075

Shares issued – YEP	86,957	7,527,871
Stock option compensation	—	414,349

September 30, 2009	$501,958	$81,253,295

Note 5 Stock Options

During the three months ended September 30, 2009, the Company granted 262,500 time-based options and 125,000 performance/market based options (“PBO”s) with an exercise price of $1.20 per share to a non-employee under the Company’s 1998 Stock Incentive Plan. Since the options were issued to a non-employee, the Company determines the fair value of the time based options at the end of each reporting period. The option expense is recognized in the statement of operations using the accelerated method for the time-based awards with graded vesting and over the implied term for PBOs.

The fair value at September 30, 2009 of the time-based option was determined to be $246,587 based on the Black-Scholes valuation models using the following assumptions:

September 30, 2009
Risk free interest rate	1.56%
Expected life	9.33 yrs
Expected volatility (based on historical price)	.570
Expected dividend	$0

The expected life of the time-based options is the remaining contractual term. The Company recorded a $37,673 expense related to the time based options for the quarter ended September 30, 2009.

The fair value at September 30, 2009 of the PBOs was determined to be $83,750 based on the Monte Carlo model. The Company recorded $18,646 of expense during the quarter ended September 30, 2009 related to the PBOs. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

September 30, 2009
Risk free interest rate	3.23%
Expected volatility (based on historical price)	.70
Expected dividend	$0
Closing stock price as of September 30, 2009	$1.40
Term	10 years
Days until expiration (per annum)	252 days
Probability of performance criteria occurring over term of options:
Monetization of uncontracted reserves	25% –60%
Change of control	10% –50%

The time-based stock options vest in equal annual installments over the vesting period, which is also the requisite service period. Vesting criteria of PBOs are determined by the Company’s compensation committee. PBOs issued during the three months ended September 30, 2009 will vest in full upon attainment of either of the following investment goals; monetizing the uncontracted gas reserves held by MPAL at the Amadeus Basin field, or upon the closing price of the Company’s common stock being at or above $1.50 per share for sixty consecutive trading days. All options vest in the event of change of control of the Company.

The following is a summary of option transactions for the three months ended September 30, 2009:

Options Outstanding	Expiration Dates	Number of Shares	Exercise Prices ($)		Fair Value at Grant Date
June 30, 2009		3,242,500	(1.25 weighted average price)
Awarded	Jul. 2018	387,500	1.20		$226,074

September 30, 2009		3,630,000	(1.25 weighted average price	)

Note 6 Earnings (Loss) per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling items in the calculation of diluted earnings per share would be the dilutive effect of stock options and warrants which were computed using the treasury stock method.

During the three month period ended September 30, 2009, the Company issued 387,500 stock options and 4,347,826 warrants (see Note 5 – Stock Options and Note 3 – Equity Investment).

For the three month period ended September 30, 2009, the Company had 2,630,000 time based and 1,000,000 performance/market based stock options outstanding and 4,347,826 warrants outstanding that were anti-dilutive. All of the options and warrants were anti-dilutive because their exercise price was above the average stock price for the period and there was a net loss reported for the period. There were no other potentially dilutive items at September 30, 2009.

For the three month period ended September 30, 2008, the Company had 100,000 outstanding options that were issued that had an exercise price below the average stock price for the period and resulted in 11,450 incremental diluted shares for the respective period. For the three month period ended September 30, 2008, the Company had 430,000 stock options outstanding that were anti-dilutive. There were no other potentially dilutive items at September 30, 2008.

Note 7 Segment Information

The Company has two reportable segments, MPC and its wholly owned subsidiary, MPAL. The Company’s chief operating decision maker is William H. Hastings (President, Chief Executive Officer) who reviews the results of the MPC and MPAL businesses on a regular basis. MPC and MPAL both engage in business activities from which it may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment. Although there is discreet information available below the MPAL level, their products and services, production processes, market distribution and customers are similar in nature. In addition, MPAL has a management team which focuses on drilling efforts, capital expenditures and other operational activities.

Segment information (in thousands) for the Company’s two operating segments is as follows:

	Three Months Ended September 30,
	2009	2008
Revenues:
MPC	$9	$91
MPAL	8,870	10,348

Total consolidated revenues	$8,879	$10,439

Operating (loss) income:
MPC	$(1,813)	$(601)
MPAL	1,110	3,080

Total operating (loss) income	$(703)	$2,479

Net (loss) income:
MPC	$(1,912)	$(615)
MPAL	615	2,123

Consolidated net (loss) income	$(1,297)	$1,508

Note 8 Exploration and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s properties. Components of these costs are as follows:

	Three Months Ended September 30,
Exploration and Dry Hole Costs	2009	2008
Farmout, Field Monitoring and Technical Costs	$272,970	$431,043
Seismic Data and Acquisition Costs	66,143	—
Dry Hole Drilling	—	11,833
Write off expired permits – U.K.	—	280,524

Total	$339,113	$723,400

Note 9 Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the three months ended September 30, 2009 was as follows:

Balance at July 1, 2009	$(9,815,262)
Liabilities incurred	—
Liabilities settled	—
Accretion expense	(174,767)
Revisions to estimate	1,422
Exchange effect	(838,913)

Balance at September 30, 2009	$(10,827,520)

Note 10 Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis for the three months ended September 30, 2009 is (117%) compared to 52% for the period ended September 30, 2008. The primary reason for the recognition of a tax expense is that MPAL has net income and will pay taxes while the U.K. losses resulting from exploration activities and MPC’s losses do not generate effective tax benefits.

Note 11 Fair Value Measurements

On July 1, 2008, the Company adopted the provisions of ASC 320-10 which established a framework for defining and measuring fair value and requires expanded disclosures about fair value measurements. The Company’s only items to which these provisions apply are cash equivalents, securities available-for-sale and marketable securities (fixed maturity securities). Cash equivalents and securities available for sale are classified as Level 1 in the fair value hierarchy. These investments are traded in active markets and quoted prices are available for identical investments. Fixed maturity securities classified as Level 2 within the fair value hierarchy include

U.S. Treasury securities. The fair value of these instruments is estimated using pricing models which utilize inputs such as recent trades for the same or similar instrument, yield curves, discount margin and bond structures.

The following table presents the amounts of assets carried at fair value at September 30, 2009 and June 30, 2009 by the level in which they are classified within the valuation hierarchy:

	Fair Value Measurements at September 30, 2009 Rate Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Cash Equivalents	$21,361,043	—
Securities available for sale	8,032,791	—
Marketable securities	—	$2,498,810

	Fair Value Measurements at June 30, 2009 Rate Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Cash Equivalents	$21,394,200	—
Securities available for sale	903,924	—
Marketable securities	—	$999,775

Cash balances were $20.9 million as of September 30, 2009 and the remaining $21.4 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less. National Australia Bank, Ltd. (“NAB”) holds 28% of the cash and cash equivalent balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

Marketable Securities

At September 30 and June 30, 2009, MPC had the following marketable securities which are expected to be held until maturity:

September 30, 2009	Par Value	Maturity Date	Carrying Amount	Fair Value
Short-term securities
U.S. government agency note	$400,000	Nov. 16, 2009	$399,953	$399,960
U.S. government agency note	500,000	Jan. 16, 2010	499,525	499,850
U.S. government agency note	400,000	Feb 12, 2010	399,476	399,840
U.S. government agency note	600,000	Mar. 10, 2010	599,017	599,580
U.S. government agency note	600,000	Mar. 23, 2010	598,875	599,580

Total	$2,500,000		$2,496,846	$2,498,810

June 30, 2009	Par Value	Maturity Date	Carrying Amount	Fair Value
Short-term securities
U.S. government agency note	$250,000	Jul. 15, 2009	$249,690	$250,000
U.S. government agency note	250,000	Aug. 14, 2009	249,449	249,975
U.S. government agency note	250,000	Sep. 21, 2009	249,179	249,925
U.S. government agency note	250,000	Oct. 15, 2009	248,988	249,875

Total	$1,000,000		$997,306	$999,775

Securities Available-for-Sale

The Company classifies securities that have a readily determinable fair value and are not bought and held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to ASC 320-10. Under ASC 320-10, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. The Company had the following securities classified as available for sale at September 30 and June 30, 2009:

September 30, 2009	Maturity Date	Fair Value
U.S. government agency note	Apr. 12, 2010	$1,995,692
U.S. government agency note	May 12, 2010	2,492,496
U.S. government agency note	Jul. 8, 2010	2,488,394

Fair value government agency notes		$6,976,582
Equity securities	Not applicable	$1,056,209

June 30, 2009	Maturity Date	Fair Value
Equity securities	Not applicable	$903,924

During the quarter ended September 30, 2009, MPC received proceeds of $1,667,688 upon the market sale of a portion of the equity securities available-for-sale. The gain on market sale of $1,288,200 was calculated on a last-in-first-out basis and included in earnings for the quarter. The amount of unrealized holding gains for the quarter that have been reclassified out of accumulated other comprehensive income into earnings and included in the gain on sale is $185,079. The amount of net unrealized holding gains for the period that have been included in accumulated other comprehensive income on remaining securities available-for-sale is $707,223.

Note 12 Nondepletable Assets

At September 30, 2009 and June 30, 2009, oil and gas properties include $6.9 million and $6.6 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

	At September 30, 2009		At June 30, 2008
Nondepletable capitalized costs	$A	$US	$A	$US
PEL 106 – Cooper Basin (1)	$1,929,470	$1,684,235	$1,929,470	$1,552,838
Weald/Wessex Basin U.K. (2)	1,235,075	1,078,097	1,222,102	983,548
Exploration permits and licenses – Australia and U.K. (3)	—	4,104,491	—	4,104,491

Total		$6,866,823		$6,640,877

(1)	These costs were capitalized during the year ended June 30, 2006 and remain capitalized because the related well has sufficient quantity of reserves to justify its completion as a producing well. Efforts are currently being made to market the gas from this well. The operator intends to apply for a petroleum retention license with the objective of obtaining a petroleum production license by the end of calendar year 2010. The intention is to commence gas production and sales in July 2011
(2)	Capitalized exploratory well costs pending discovery of reserves.
(3)	The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value, related to step up to fair value for the 44.87% remaining interest acquired in 2006, may be impaired.

Note 13 Subsequent Event

ASC 855-10 incorporates into authoritative literature accounting guidance that originated as auditing standards about events or transactions that occur after the balance sheet date but before financial statements are issued. Under the provision of ASC 855-10 a reporting entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date and to disclose but not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date but before the financial statements are issued. The reporting entity is required to disclose the date through which it has evaluated subsequent events. In preparing the accompanying consolidated financial statements, the Company has evaluated events subsequent to September 30, 2009 through the issuance of the financial statements on November 12, 2009 and has identified the following event for disclosure.

On October 15, 2009 the Company acquired an 83.5% controlling interest in Nautilus Poplar, LLC (Nautilus). Nautilus, based in Denver, Colorado, owns a majority interest in and operates certain oil development assets in Roosevelt County, Montana known as the East Poplar Unit and the Northwest Poplar field. The Company paid $10.9 million for this controlling interest with a cash payment totaling approximately $7.3 million, with the issuance of 1.7 million new shares of Company stock, and with an assumption of $1.2 million of net debt. The controlling interest in Nautilus was purchased from White Bear LLC and YEP I, SICAV- FIS, entities affiliated with Nikolay Bogachev, a director of the Company. In addition, Thomas Wilson, a director of the Company, has a direct ownership interest in Nautilus.

Note 14 Restatement of Financial Information

Subsequent to the issuance of our September 30, 2008 financial statements on Form 10-Q, we determined that the amounts we have previously reported in our consolidated statements of cash flows as investing outflows for exploration and dry hole costs have included certain engineering and other costs that do not result in the acquisition of an asset and should, therefore, be classified as operating cash outflows rather than investing outflows. The amounts of exploration and dry hole costs inappropriately included as investing outflows in previously issued consolidated statements of cash flows for the three months ended September 30, 2008 as contained herein was $503,762. The statement of cash flows for the three months ended September 30, 2008 as contained herein has been adjusted for the restatement discussed above. This restatement has no impact on the change in cash and cash equivalents, the balance sheet or the statement of operations.

The following is a summary of the restatement on the originally issued Consolidated Statement of Cash Flows for the three months ended September 30, 2008:

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	September 30, 2008
	As Previously Reported	Adjustments	As Restated
Adjustments to reconcile net loss to net cash provided by operating activities: Exploration and dry hole costs	$515,595	$(503,762)	$11,833
Net cash provided by operating activities	7,126,248	(503,762)	6,622,486
Additions to property and equipment	(171,238)	5,996	(165,242)
Oil and gas exploration activities	(515,595)	497,766	(17,829)
Net cash (used in) provided by investing activities	(228,123)	503,762	275,639

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The results reflect fully consolidated financial statements of MPC and MPAL. Among these risks and uncertainties are the pricing and production levels from the properties in which the Company has interests, the extent of the recoverable reserves at those properties and the profitable integration of acquired businesses, including Nautilus Poplar LLC, into the Company’s operations. In addition, the Company has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Income Taxes

The Company follows ASC 740 – Income Taxes, the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for deferred tax assets when it is more likely than not that such assets will not be recovered.

The Company evaluates uncertain tax positions as prescribed under ASC 740 which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements. There are no uncertain tax positions at September 30, 2009.

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis for the three months ended September 30, 2009 is (117%) compared to 52% for the period ended September 30, 2008. The primary reason for the recognition of a tax expense is that MPAL has income and will pay taxes while the U.K. losses resulting from exploration activities and MPC’s losses do not generate effective tax benefits.

Goodwill

All of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. In accordance with ASC 350-20, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30th.

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

Executive Summary

MPC is engaged in the exploration, development, production, and sale of natural gas and oil reserves. Magellan has maintained a conservative financial philosophy and is now well-positioned with cash and no debt to gain value through the acquisition of distressed, debt-laden small-cap companies with substantive discovered reserves.

MPAL has been refocusing its activities toward long-term development of oil reserves from the Amadeus Basin, gaining ownership and control of existing reserves offshore in the Bonaparte Basin, Australia and toward entry into major oil and gas basins in North America and Europe. In addition, a number of other recent initiatives are active as described below:

•

We completed our first private investment transaction with Young Energy Prize S. A. (“YEP”) and signed a significant Heads of Agreement and Exclusivity Agreement with a major Methanol producer that will lead to the start of a feasibility study and commercial negotiations which may result in the construction of a methanol plant in or around the Darwin, NT, Australia area.

•	The Company gained an 83.5% ownership position as the Operator of Montana oil fields with significant remaining oil in place (see discussion below).

•

We have started work with an independent advisor to sell all of our assets in the Cooper Basin, Australia. We have received and are evaluating offers for both the exploration and producing areas. These assets are non-core to our strategies and are better suited to being consolidated into other portfolios.

•

Discussions are ongoing regarding consolidation of operations and ownership of our Palm Valley and Mereenie fields. We believe that success in these programs will result in material long-term expense reduction.

•

Gas sales discussions for near and longer term Mereenie volumes remain active. We are working to supplement delayed Blacktip volumes and are endeavoring to resolve the situation on a longer-term basis as well. In the interim, gas flow to PWC continues and all prices for those sales now fall under the higher-priced Mereenie Sales Agreement 4, which runs on a best endeavors basis through December 31, 2010.

•

In the United Kingdom, Magellan is expediting the drilling and preparation work for two of its onshore oil wells, the Markwells Wood 1 and the Havant 1. The joint venture operator, Northern Petroleum, has informed us that the drill pad for Markwells Wood 1 is complete and that the Havant 1 pad is under construction. We should spud the Markwells Wood well in the first calendar quarter of 2010 followed by the Havant 1 well.

•	We are actively discussing property transactions and capital infusions so as to take positions in gas supply toward the Methanol development feasibility and commercial process mentioned above.

The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expired in January and June 2009. Supply obligations under the Mereenie contracts ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010. The Company is working to dedicate remaining natural gas reserves to area buyers, including the Methanol company mentioned above.

MPAL’s major customer, PWC, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development encountered delays and has commenced partial production in September 2009. The Mereenie Producers will continue to supply PWC’s gas demand in excess of that supplied from the Blacktip field on a reasonable endeavors basis as required until December 31, 2010. All prices for those sales now fall under the MSA4 Agreement. MPAL is actively pursuing gas sales contracts for the remaining uncontracted reserves. Gas sales efforts have identified several potential customers, however most have gas requirements commencing in the 2013 timeframe. If all Blacktip gas becomes available, there may be excess natural gas volumes within the delivery system to Darwin. MPAL then may not be able to flow or sell all of its remaining reserves in the short term, but there may be increased throughputfor the longer term with area industrial demand including the new Methanol plant under discussion now. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will begin to decline substantially in 2010. Mereenie gas sales were approximately $4.8 million (net of royalties) or 90% of total gas sales for the quarter ended September 30, 2009 and $3.5 million (net of royalties) or 84% of total gas sales for the quarter ended September 30, 2008.

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

On July 9, 2009, the Company entered into a Warrant Agreement which entitles YEP to purchase 4,347,826 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $1.20 per Warrant Share. The Warrant has a term of five years and contains certain provisions which would reduce the exercise price. Furthermore The First Amendment to the Purchase Agreement provides that, if YEP completes the purchase of the ANS Shares from the ANS Parties under the ANS-YEP Purchase Agreement, (more fully described in Item 8.01 of the Company’s Form 8-K filed on April 8, 2009) then the exercise price payable by YEP for the Warrant Shares shall be reduced from $1.20 to $1.15 per share. This transaction was completed on July 30, 2009 reducing the exercise price to $1.15 per share.

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

During fiscal 2009, the company took open market positions in an undervalued energy Company traded on the Australian exchange. The position was closed, after lengthy management discussions, with a gain of approximately $1.3 million reflected in the first quarter of fiscal 2010 related to the positions sold in the quarter.

On October 15, 2009, the Company acquired an 83.5% controlling interest in Nautilus Poplar, LLC (Nautilus). Nautilus, based in Denver, Colorado, owns and operates oil development assets in Roosevelt County, Montana known as the East Poplar Unit and the Northwest Poplar field. The Company paid gross $10.9 million for this controlling interest with a cash payment totaling approximately $7.3 million, with the issuance of 1.7 million new shares of Company stock, and with an assumption of $1.2 million of net debt. The controlling interest in Nautilus was purchased from White Bear LLC and YEP I, SICAV- FIS, entities affiliated with Nikolay Bogachev, a director of the Company. In addition, Thomas Wilson, a director the Company, has a direct ownership interest in Nautilus. This acquisition gives us new momentum in the U.S. and a business mechanism to grow oil production in an attractive, stable environment. It also provides us a better balanced cash flow and may allow utilization of our U.S. tax loss position.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

At September 30, 2009, the Company on a consolidated basis had approximately $42.3 million of cash and cash equivalents and $2.5 million in marketable securities. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. Cash balances were $20.9 million as of September 30, 2009 and the remaining $21.4 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less. National Australia Bank, Ltd. (“NAB”)

holds 28% of the cash and cash equivalent balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

Consolidated

When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities. The balance of cash and cash equivalents and marketable securities increased $9.1 million during the three months ended September 30, 2009 compared to an $875,000 increase in those balances during the three months ended September 30, 2008. The factors favorably impacting our liquidity and capital resources during the three months ended September 30, 2009 included proceeds from the issuance of stock of $10.0 million and proceeds from the sale of securities available for sale of $1.7 million offset by a decrease in sales collected of $1.7 million, increased salaries of $900,000 relating to payment of severance and the payment of $440,000 in costs relating to the July 2009 closing of the YEP investment transaction. We also incurred a $493,000 increase in property and equipment expenditures. Our cash position was favorably affected by a $3.1 million increase in foreign exchange translation gains resulting from a strengthened Australian dollar offset by a $1.0 million foreign exchange transaction loss.

The decrease in cash from the sales of oil and gas was due to decreased sales of $1.6 million. Sales decreases were mostly due to a 44% decrease in the average price per barrel.

The Company invested $669,000 and $183,000 in oil and gas exploration activities, which includes additions to property and equipment, during the three months ended September 30, 2009 and 2008, respectively.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 9% to $0.8729 at September 30, 2009, compared to a value of $0.8048 at June 30, 2009.

As to MPC (Unconsolidated)

On July 9, 2009, MPC completed, pursuant to the terms of a definitive purchase agreement and related amendments, an equity investment in MPC by MPC’s strategic investor, Young Energy Prize S.A., through the issuance to YEP of 8,695,652 shares of the Company’s common stock, $0.01 par value per share and warrants to acquire an additional 4,347,826 shares of Common Stock. The Company received gross proceeds of $10 million, which will be used for working capital and general corporate purposes.

At September 30, 2009, MPC, on an unconsolidated basis, had working capital of $11.1 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and any future MPAL dividends should be adequate to meet MPC’s current obligations.

In October 2009, MPC paid $7.3 million as part of the acquisition cost of $10.9 million for a controlling interest in Nautilus Poplar, LLC. See Note 13 to the condensed consolidated financial statements.

As to MPAL

At September 30, 2009, MPAL had working capital of $41.6 million and has budgeted approximately (Aus) $7.8 million for specific exploration projects in fiscal year 2010 as compared to the (Aus) $468,000 expended during the three months ended September 30, 2009. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contract for the sale of Palm Valley gas will expire during fiscal year 2012. Mereenie contracts expired in January and June 2009. Supply obligations ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC or be successful in its current exploration program, its revenues will begin to decline substantially in 2010 which could materially affect liquidity. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. Future oil revenues will be impacted by any volatility in the world price for crude oil. MPAL will strive to optimize operating expenses with any reductions in revenues.

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

CONTRACTUAL OBLIGATIONS

The following is a summary of our consolidated contractual obligations at September 30, 2009, in thousands:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$1,374	$350	$667	$141	$216
Purchase Obligations (1)	7,017	7,017	—	—	—
Asset Retirement Obligations-Undiscounted	15,697	—	2,877	9,104	3,715

Total	$24,088	$7,367	$3,544	$9,245	$3,931

(1)	Represents firm commitments for exploration and capital expenditures. Although the Company is committed to these expenditures, some may be farmed out to third parties. Exploration contingent expenditures of $45,057,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $22,746,000 (1-3 years), $19,967,000 (3-5 years), $2,344,000 (greater than 5 years).

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. SEPTEMBER 30, 2008

REVENUES AND OTHER INCOME

Significant changes in revenues and other income are as follows:

	Three Months Ended September 30,
	2009	2008	$ Variance	% Variance
Oil sales	$2,786,826	$5,645,587	$(2,858,761)	(51%)
Gas sales	5,408,946	4,309,072	1,099,874	26%
Other production related revenues	683,014	484,025	198,989	41%
Investment income	1,496,537	628,169	868,368	138%

OIL SALES DECREASED due to a net 44% decrease in average price per barrel and the 7% decrease in the average exchange rate discussed below. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	Three Months Ended September 30,
	2009 Sales		2008 Sales
	BBLS	Average Price A.$ Per BBL	BBLS	Average Price A.$ Per BBL	% Variance BBLS	% Variance A.$ Per BBL
Australia:
Mereenie field	27,464	80.61	23,274	143.22	18%	(44%)
Cooper Basin	496	74.30	1,191	150.92	(58%)	(51%)
Nockatunga project	13,469	71.09	17,176	127.80	(22%)	(44%)

Total	41,429	77.46	41,641	137.12		(44%)

GAS SALES INCREASED due to a 73% increase in the average price per mcf offset by a 14% decrease in volume caused by natural declines and limited takes from other suppliers and the 7% decrease in the average exchange rate discussed below.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	Three Months Ended September 30,
	2009 Sales		2008 Sales
	BCF	Average Price A.$ Per MCF	BCF	Average Price A.$ Per MCF	% Variance BCF	% Variance A.$ Per MCF
Australia: Palm Valley	.275	2.25	.306	2.24	(10%)	—
Australia: Mereenie	.890	6.48	1.041	3.43	(15%)	89%

Total	1.165	5.45	1.347	3.15	(14%)	73%

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues which increased due to higher tariff generating gas sales offset by the 7% Australian foreign exchange rate decrease discussed below.

INVESTMENT INCOME INCREASED primarily as a result of a $1,288,200 realized gain on the market sale of available-for-sale securities.

OPERATING AND OTHER EXPENSES

Significant changes in operating and other expenses are as follows:

	Three Months Ended September 30,
	2009	2008	$ Variance	% Variance
Production costs	$3,330,606	$2,986,862	$343,744	12%
Exploration and dry hole costs	339,113	723,400	(384,287)	(53%)
Salaries and employee benefits	1,743,508	466,192	1,277,316	274%
Depletion, depreciation and amortization	1,163,006	2,500,950	(1,337,944)	(53%)
Auditing, accounting and legal services	384,388	267,470	116,918	44%
Other administrative expenses	2,362,309	769,069	1,593,240	207%
Warrant expense	1,392,471	—	1,392,471	—
Income tax provision	698,702	1,599,611	(900,909)	(56%)

PRODUCTION COSTS INCREASED primarily as the result of increased crude haulage costs ($242,000) resulting from the shut down of the Mereenie pipeline and costs associated with Mereenie oil inventory on hand at June 30, 2009 ($328,000) expensed in the current quarter as inventory was drawn down, offset by decreased costs in the Nockatunga project ($280,000) relating to major work on seismic processing performed in the first quarter of 2008, as well as the 7% decrease in the average exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED primarily as the result of reductions in farmout, field monitoring and technical costs ($158,000), the write off of costs related to expired permits in fiscal 2009 ($281,000) that did not occur in fiscal 2010 and the 7% decrease in the average exchange rate described below.

SALARIES AND EMPLOYEE BENEFITS INCREASED due to the payment of employee termination costs ($993,000), non cash expenses related to employee stock options ($377,000) and the addition of executive personnel at MPC ($93,000). The increase was partially offset by the 7% decrease in the average exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2009 due to lower depletable costs as well as the 7% decrease in the average exchange rate described below.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED in 2009 due mostly to legal costs relating to employment matters ($94,000) offset by the 7% decrease in the average exchange rate described below.

OTHER ADMINISTRATIVE EXPENSES INCREASED due to the exchange rate losses on US dollar cash held by MPAL ($1,022,000), increased costs relating to the July 2009 closing of the YEP equity investment ($440,000) and increased travel costs ($95,000), partially offset by the 7% decrease in the average exchange rate described below.

WARRANT EXPENSE relates to the increase in the fair value of the YEP warrants at September 30, 2009. The fair value of the warrants at September 30, 2009 was $3,517,765. These warrants did not exist in 2008.

INCOME TAXES

INCOME TAX PROVISION DECREASED due to the decrease in income before taxes offset by an increase in the effective tax rate (see Note 10 to the Financial Statements for a discussion of effective tax rates).

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8729 at September 30, 2009 compared to a value of $.8048 at June 30, 2009. This resulted in an $4,763,479 credit to the foreign currency translation adjustments account for the three months ended September 30, 2009. The average exchange rate used to translate MPAL’s operations in Australia was $.8330 for the quarter ended September 30, 2009, which was a 7% decrease compared to the $.8908 rate for the quarter ended September 30, 2008.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future. Any appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollars could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $888,000 and $958,000, for the three months ended September 30, 2009, respectively.

For the three month period ended September 30, 2009, oil sales represented approximately 34% of total oil and gas revenues. Based on the current three month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $279,000. Gas sales, which represented approximately 66% of total oil and gas revenues in the current three months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended September 30, 2008.

At September 30, 2009, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $23.9 million, which approximates the fair value of the securities. Since the Company expected to hold the investments to maturity, the maturity value should be realized. The value of these marketable securities has not been impacted by the ongoing U.S. credit crisis.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and Daniel J. Samela, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART II—OTHER INFORMATION

SEPTEMBER 30, 2009

ITEM 1A	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2009. We have added one new risk factor—a discussion of a recently completed acquisition and the impact that this and future acquisitions may have on us.

Other than this new risk factor, there have not been any material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended June 30, 2009.

We recently completed an acquisition of a controlling interest in Nautilus Poplar LLC and may make acquisitions or investments in new oil and gas reserves, operating businesses or assets that involve additional risks, which could disrupt our business or harm our financial condition or results of operations.

As part of our business strategy, we have recently made an acquisition of a controlling interest in Nautilus Poplar LLC. We expect to continue to make, acquisitions of companies that possess oil and gas reserves, or other businesses or assets, that are complementary to our growth strategy. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and new personnel may be unexpectedly difficult;

•	Management’s attention may be diverted from other business concerns;

•	We may enter markets in which we have limited or no direct experience;

•	We may lose key employees of an acquired business;

•	We may not realize the value of the acquired assets relative to the price paid; and

•	Despite our due diligence efforts, we may not succeed at quality control or other customer issues.

These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution of existing equity interests and earnings per share. Before we enter into any acquisition, we perform significant due diligence to ensure the potential acquisition fits with our strategic objectives. In addition, we try to have adequate resources to transition the newly acquired company efficiently.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
July 1-31, 2009	0	0	0	319,150
August 1-31, 2009	0	0	0	319,150
September 1-30, 2009	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2009, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

Unregistered Sales of Equity Securities

As previously disclosed in a current report filed on February 10, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated February 9, 2009, with Young Energy Prize, S.A. (“YEP”) under which the Company agreed to sell, and YEP agreed to purchase, 8,695,652 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $1.15 per share, or an aggregate of $10,000,000. On April 3, 2009, the Company and YEP amended the Purchase Agreement to, among other things, extend the outside termination date for the closing of YEP’s equity investment from April 30, 2009 to June 30, 2009, in order to complete the YEP equity investment transaction. On June 30, 2009, the Company and YEP agreed to further amend the Purchase Agreement (the “Second Amendment”). Under the Second Amendment, YEP was obligated to initiate a wire transfer of the purchase price for the Shares to an account designated by the Company no later than July 8, 2009. Also, at the request of YEP, the Company and YEP agreed to extend the termination date under the Purchase Agreement for an additional two (2) week period. On July 9, 2009, the Company and YEP completed the issuance and sale of the Shares to YEP. The Company received gross proceeds of $10 million, which will be used for general corporate and working capital purposes.

The shares sold to YEP in the private placement and the Warrant Shares were not registered under the Securities Act or state securities laws, and my not be resold in the United States in the absence of an effective registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) or an available exemption from the applicable federal and state registration requirements. In the Purchase Agreement, YEP represented to the Company that: (a) it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act; (b) it acquired the Shares and the Warrant as principal for its own account for investment purposes only and not with a view to or for distributing or reselling the Shares and the Warrant or any part thereof, and (c) it is knowledgeable, sophisticated, and experienced in making, and qualified to make, decisions with respect to investments in securities representing an investment decision similar to that involved in the purchase of the Shares and the Warrant. The Company has relied on the exemption from the registration requirements of the Securities Act set forth in Regulation S promulgated there under for the purposes of the transaction.

On July 9, 2009, the Company also executed and delivered to YEP a Warrant Agreement entitling YEP to purchase an additional 4,347,826 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $1.20 per Warrant Share. The Warrant has a term of five years. The Warrant contains customary anti-dilution provisions and other adjustments that may have the effect of reducing the Warrant exercise price and/or increasing the number of Warrant Shares. In addition, the Warrant contains a “minimum price” adjustment provision that will be triggered if, at any time during the five-year term of the Warrant, the Company sells or otherwise issues additional shares of its Common Stock (or options, warrants or other convertible securities related to its Common Stock) for a consideration per share of less than $1.15, then the Company must reduce the Warrant exercise price and/or increase the number of Warrant Shares; provided, however, that certain issuances of stock, options or convertible securities by the Company are deemed “excluded issuances” which will not trigger the adjustments. The Warrant also contains a “net issuance exercise” provision, which permits YEP to exercise its Warrant and acquire some or all of the Warrant Shares, and pay the related warrant exercise price to the Company by delivering a “net issue election notice.” The Company would deduct from the Warrant Shares delivered to YEP that number of Warrant Shares having a market value equal to the aggregate exercise price owed to the Company. Under the First Amendment to the Purchase Agreement, the exercise price payable by YEP for the Warrant Shares was subsequently reduced to $1.15 per share on July 30, 2009 upon completion of YEP’s purchase of the ANS Shares from the ANS Parties.

On July 9, 2009, the Company and YEP entered into a Registration Rights Agreement, pursuant to which the Company granted to YEP certain registration rights with respect to the Shares and the Warrant Shares. The Company agreed to pay all expenses associated with the registration of the Shares and the Warrant Shares, including the fees and expenses of counsel to YEP. The Company also agreed to indemnify YEP, and its officers, directors, members, investor, employees and agents, each other person, if any, who controls YEP within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), against any losses, claims, damages, or liabilities, joint or several, to which they may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages, or liabilities arise out of or are based upon specified violations or failures to comply with applicable federal and state securities laws, rules and regulations.

For a fuller discussion refer to the Company’s current report Form 8-K filed on July 14, 2009.

ITEM 6	EXHIBITS

10.1	Warrant Agreement, dated July 9, 2009, filed as Exhibit 10.1 to current report on Form 8-K filed on July 14, 2009, is incorporated by reference herein.

10.2	Registration Rights Agreement between the Company and Young Energy Prize S.A., dated July 9, 2009, filed as Exhibit 10.2 to current report on Form 8-K filed on July 14, 2009, is incorporated by reference herein.

10.3	Consulting Agreement between the Company and J. Thomas Wilson, dated July 9, 2009, filed as Exhibit 10.4 to current report on Form 8-K filed on July 14, 2009, is incorporated by reference herein.

10.4	Non-qualified stock option award agreement between the Company and J. Thomas Wilson, dated July 9, 2009, filed as Exhibit 10.5 to current report on Form 8-K filed on July 14, 2009, is incorporated by reference herein.

10.5	Non-qualified stock option performance award agreement between the Company and J. Thomas Wilson, dated July 9, 2009, filed as Exhibit 10.6 to current report on Form 8-K filed on July 14, 2009, is incorporated by reference herein.

31.	Rule 13a-14(a) Certifications.

Certification of William H. Hastings, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is furnished herewith.

Certification of Daniel J. Samela, Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is furnished herewith

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

September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION Registrant

Date: November 12, 2009	By	/S/ WILLIAM H. HASTINGS
William H. Hastings, President and Chief Executive Officer (Duly Authorized Officer)

	By	/S/ DANIEL J. SAMELA
Daniel J. Samela, Chief Financial and Accounting Officer (as Principal Accounting Officer)