Form 10-Q
period 2009-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2010-02-16
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

The number of shares outstanding of the issuer’s single class of common stock as of February 4, 2010 was 51,985,977.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

December 31, 2009

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$50,415,794	$34,688,842
Accounts receivable — Trade (net of allowance for doubtful accounts of $149,210 and $90,102 at December 31, 2009 and June 30, 2009, respectively)	7,207,651	5,346,111
Accounts receivable — working interest partners	534,649	500,404
Marketable securities	1,198,125	997,306
Inventories	854,799	847,159
Deferred income taxes	623,668	563,853
Assets held for sale	5,041,968	—
Other assets	292,855	598,509

Total current assets	66,169,509	43,542,184

Deferred income taxes	5,003,443	5,708,448
Securities available-for-sale (at fair value)	11,000	903,924
Property and equipment, net:
Oil and gas properties (successful efforts method)	118,722,742	117,617,555
Land, buildings and equipment	3,481,825	2,962,649
Field equipment	5,230,281	868,504

	127,434,848	121,448,708
Less accumulated depletion, depreciation and amortization	(100,543,103)	(103,919,971)

Net property and equipment	26,891,745	17,528,737
Goodwill	6,054,995	4,020,706
Other assets	138,056	—

Total assets	$104,268,748	$71,703,999

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,161,122	$2,688,342
Accrued liabilities	2,027,122	1,639,284
Demand note payable	500,000	—
Current portion of note payable	505,585	—
Advance from buyer related to assets held for sale	5,626,530	—
Liabilities related to assets held for sale	2,002,966	—
Income taxes payable	781,561	2,054,052

Total current liabilities	13,604,886	6,381,678

Long term liabilities:
Deferred income taxes	3,498,706	1,923,907
Notes Payable	402,838	—
Other long term liabilities	257,560	70,232
Asset retirement obligations	10,295,565	9,815,262
Warrants	4,504,013	—

Total long term liabilities	18,958,682	11,809,401

Commitments and contingencies	—	—
Stockholders’ equity:
Stockholders equity attributable to Magellan Petroleum Corporation:
Common stock, par value $.01 per share: Authorized 200,000,000 shares, outstanding 51,985,977 and 41,500,325, respectively	519,858	415,001
Capital in excess of par value	83,919,284	73,311,075
Accumulated deficit	(21,897,628)	(22,192,919)
Accumulated other comprehensive income	7,235,589	1,979,763

Total stockholders’ equity attributable to Magellan Petroleum Corporation	69,777,103	53,512,920
Non-controlling interest in subsidiaries	1,928,077	—

Total stockholders’ equity	71,705,180	53,512,920

Total liabilities and stockholders’ equity	$104,268,748	$71,703,999

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008
REVENUES:
Oil sales	$3,155,798	$1,832,005	$5,942,624	$7,477,592
Gas sales	5,551,734	2,999,857	10,960,680	7,308,929
Other production related revenues	1,008,737	340,422	1,691,751	824,447

Total revenues	9,716,269	5,172,284	18,595,055	15,610,968

COSTS AND EXPENSES:
Production costs	2,089,296	1,279,944	5,419,902	4,266,806
Exploration and dry hole costs	317,943	543,977	657,056	1,267,377
Salaries and employee benefits	1,006,793	347,793	2,750,301	813,985
Depletion, depreciation and amortization	1,484,130	2,060,331	2,647,136	4,561,281
Auditing, accounting and legal services	392,686	422,329	777,074	689,799
Accretion expense	209,584	119,861	384,351	278,276
Shareholder communications	223,647	122,593	302,174	213,172
Other administrative expenses	1,660,088	524,181	4,022,397	1,293,250
(Gain) loss on sale of assets	(1,139,465)	15,367	(1,134,275)	11,861
Impairment loss	1,604,417	—	1,604,417	—

Total costs and expenses	7,849,119	5,436,376	17,430,533	13,395,807

Operating income (loss)	1,867,150	(264,092)	1,164,522	2,215,161
Warrant expense	(986,248)	—	(2,378,719)	—
Investment income	1,038,394	460,375	2,534,931	1,088,544

Income before income taxes	1,919,296	196,283	1,320,734	3,303,705
Income tax provision	323,104	720,977	1,021,806	2,320,588

Net income (loss)	1,596,192	(524,694)	298,928	983,117
Net income attributable to non-controlling interest in subsidiaries	3,637	—	3,637	—

Net income (loss) attributable to Magellan Petroleum Corporation	$1,592,555	$(524,694)	$295,291	$983,117

Average number of shares outstanding
Basic	51,679,618	41,500,325	50,612.610	41,500,325

Diluted	52,856,331	41,500,325	51,199,170	41,500,325

Net Income (loss) per share (basic and diluted) attributable to Magellan Petroleum Corporation common shareholders	$0.03	$(0.01)	$0.01	$0.02

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED December 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$298,928	$983,117
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) from disposal of assets	(1,134,275)	11,861
(Gain) from sale of investments	(2,065,369)	—
Depletion, depreciation and amortization	2,647,136	4,561,281
Accretion expense	384,351	278,276
Deferred income taxes	(822,012)	(1,029,522)
Stock and stock option compensation and change in warrant valuation	3,267,689	11,372
Write off of exploration permit	—	321,259
Exploration and dry hole costs	—	1,259
Impairment loss	1,604,417	—
Change in operating assets and liabilities:
Accounts receivable	(225,291)	3,462,482
Other assets	79,858	146,783
Inventories	617,741	(319,336)
Accounts payable and accrued liabilities	(1,912,761)	1,051,920
Income taxes payable	(1,494,817)	(548,152)

Net cash provided by operating activities	1,245,595	8,932,600
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	1,531,080	29,366
Additions to property and equipment	(1,735,434)	(1,509,451)
Oil and gas exploration activities	(58,041)	(116,066)
Proceeds from sale of securities available for sale	9,615,215	—
Purchase of securities available for sale	(6,993,224)	—
Marketable securities matured or sold	5,995,965	960,428
Marketable securities purchased	(6,196,784)	—
Advance from buyer related to assets held for sale	5,626,530	—
Purchase of controlling interest – Nautilus Poplar LLC	(7,309,113)	—
Cash acquired-purchase of Nautilus Poplar LLC	314,727	—

Net cash provided by (used in) investing activities	790,921	(635,723)

FINANCING ACTIVITIES:
Debt principal payments	(122,495)	—
Proceeds from issuance of stock	10,000,000	—

Net cash provided by financing activities	9,877,505	—

Effect of exchange rate changes on cash and cash equivalents	3,812,931	(11,236,472)

Net increase in cash and cash equivalents	15,726,952	(2,939,595)
Cash and cash equivalents at beginning of period	34,688,842	34,615,228

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,415,794	$31,675,633

Cash Payments:
Income taxes	3,338,635	3,898,260

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding loss	(5,642)	—
Revision to estimate of asset retirement obligations	1,421	(995,621)
Write off of expired license	—	321,259
Accounts payable related to property and equipment	2,872	361,076

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008
Net income (loss)	$1,596,192	$(524,694)	$298,928	$983,117
Foreign currency translation adjustments	719,954	(8,342,277)	5,483,433	(16,957,557)
Unrealized holding gains, net of deferred tax	(592,173)	—	(227,607)	—

Total comprehensive income (loss)	1,723,973	(8,866,971)	5,554,754	(15,974,440)
Less balance attributable to non-controlling interest in subsidiaries	3,637	—	3,637	—

Amount attributable to Magellan Petroleum Corporation	$1,720,336	$(8,866,971)	$5,551,117	$(15,974,440)

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total	Total Comprehensive Income (Loss)
June 30, 2009	$415,001	$73,311,075	$(22,192,919)	$1,979,763	$—	$53,512,920
Shares issued-equity investment (Note 2)	86,957	7,527,871	—	—	—	7,614,828
Purchase of subsidiary shares from noncontrolling interest – Nautilus acquisition (Note 3)	17,000	2,363,000	—	—	1,924,440	4,304,440
Net income	—	—	295,291	—	3,637	298,928	$298,928
Foreign currency translation adjustments	—	—	—	5,483,433	—	5,483,433	5,483,433
Unrealized holding gains, net of deferred tax	—	—	—	(227,607)	—	(227,607)	(227,607)

Stock and stock option compensation	900	717,338	—	—	—	718,238
Total comprehensive income	—	—	—	—	—	—	$5,554,754

December 31, 2009	$519,858	$83,919,284	$(21,897,628)	$7,235,589	$1,928,077	$71,705,180

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

Magellan Petroleum Corporation (“MPC” or “Magellan” or “the Company”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is its 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). As of December 31, 2009, MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest), three petroleum production leases covering the Nockatunga oil fields (41% working interest) and seventeen licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. The Nockatunga fields are located in the Cooper Basin in South West Queensland, Australia. Santos Ltd., a publicly owned Australian company, owns a 48% interest in the Palm Valley field, a 65% interest in the Mereenie field and a 59% interest in the Nockatunga fields. Santos Ltd. is the operator of the Mereenie and Nockatunga fields. MPAL’s share of the Nockatunga fields were sold effective January 1, 2010. These assets were sold because they are non-core to our strategies.

On October 15, 2009 the Company acquired an approximately 83.5% controlling interest in Nautilus Poplar, LLC (“Nautilus”). Nautilus, based in Denver, Colorado, owns and operates oil development assets in Roosevelt County, Montana known as the East Poplar Unit and the Northwest Poplar field. See Note 3 for further discussion of this acquisition.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and its subsidiaries, MPAL and Nautilus (collectively the “Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. All amounts presented are in United States dollars, unless otherwise noted.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-03, Extractive Activities Oil and Gas (Topic 932) - Oil and Gas Reserve Estimation and Disclosures, to align the oil and gas reserve estimation and disclosure requirements of FASB ASC Topic 932, Extractive Activities – Oil and Gas, with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. The ASU is effective for annual reporting periods ending on or after December 31, 2009. Early application is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s financial statements.

Business combinations

The Company applies the acquisition method of recording business combinations. Under this method, the Company recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Any goodwill or gain from a bargain purchase is identified and recorded. We engage an independent valuation consultant to assist us in determining the fair values of crude oil and natural gas properties acquired, and other third-party specialists as needed to assess the fair value of other assets and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to the oil and gas properties.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The aggregate amount of goodwill at December 31 and June 30, 2009 is $6,054,995 and $4,020,706, respectively. At December 31, 2009, goodwill consists of $4,020,706 related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time and $2,034,289 related to the October 15, 2009 acquisition of Nautilus (see Note 3). Goodwill at June 30, 2009 relates entirely to the fiscal 2006 acquisition of the 44.87% of MPAL. Goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30th for MPAL. The Company has yet to determine the methodology or testing date for goodwill related to the acquisition of the controlling interest in Nautilus.

We employ the adjusted balance sheet method to estimate the fair value of MPAL. This method entails estimating the fair value of all of MPAL’s balance sheet items as of the valuation date. If the adjusted equity value, after considering the fair values of the assets and liabilities, is greater than the carrying value of MPAL, then no impairment is indicated.

The fair value of our oil and gas properties are estimated based on the discounted cash flows of our proved and risk adjusted probable and possible reserves. The significant assumptions used in estimating the fair values of the oil and gas properties are oil and gas selling prices for non-contracted volumes, estimated future development costs, oil and gas sales volumes, discount rates, and production trends. The fair value of MPAL is most susceptible to changes in selling prices of oil and gas and changes in estimated sales volume.

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

Note 2 Equity Investment

On July 9, 2009, the Company completed, pursuant to the terms of a definitive purchase agreement and related amendments, an equity investment in the Company by the Company’s strategic investor, Young Energy Prize S.A. (“YEP”), through the issuance to YEP of 8,695,652 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) and warrants to acquire an additional 4,347,826 shares of Common Stock. The Company received gross proceeds of $10 million, a portion of which was used to fund the Nautilus Poplar acquisition (see Note 3) and is also being used for working capital and general corporate purposes.

Also on July 9, 2009, the Company entered into a Warrant Agreement which entitles YEP to purchase 4,347,826 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $1.20 per Warrant Share. The Warrant has a term of five years and contains certain provisions which would reduce the exercise price. Furthermore, The First Amendment to the Purchase Agreement provides that, if YEP completes the purchase of shares of the Company’s Common Stock owned by ANS Investments LLC and its CEO, Jonah M. Meer under the ANS-YEP Purchase Agreement, then the exercise price payable by YEP for the Warrant Shares shall be reduced from $1.20 to $1.15 per share. This transaction was completed on July 30, 2009, reducing the exercise price to $1.15 per share.

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

The warrants contain anti-dilutive provisions that reduce the exercise price of the warrants based on certain trigger events such as the issuance of additional shares at a discount from the then current warrant exercise price. According to ASC 815, since the provisions permit the warrant holder to avoid bearing some of the risks and rewards normally associated with equity share ownership, the warrants are classified as liabilities and marked to market each reporting date with the change in value flowing through earnings.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the fair value of the warrants was $4,504,013 based on the Black-Scholes valuation models using the following assumptions:

December 31, 2009
Risk free interest of credit	2.52%
Expected life	4.5 yrs
Expected volatility (based on historical price)	.580
Expected dividend	$0

For the three and six months ended December 31, 2009, non-cash charges of $986,248 and $2,378,719, respectively were recorded in the consolidated statement of operations.

Note 3 Acquisition of Nautilus

On October 15, 2009, we acquired an approximate 83.5% controlling member interest in Nautilus. Based in Denver, Colorado, Nautilus owns and operates oil development assets in Roosevelt County, Montana known as the East Poplar Unit and the Northwest Poplar field. Consideration for this acquisition consisted of a cash payment totaling approximately $7.3 million, issuance of 1.7 million new shares of Company common stock (valued at $1.40 per share), and the assumption of $1.5 million of debt. The controlling interest in Nautilus was purchased from White Bear LLC and YEP I, SICAV- FIS, entities affiliated with Nikolay Bogachev, a director of the Company. In addition, Thomas Wilson, a director of the Company, has a direct ownership interest in Nautilus.

Nautilus was acquired to gain a presence in the United States and is a business mechanism to grow oil production in an attractive, stable environment. The Poplar Dome area is an underexploited area with a wide range of development strategies used effectively in similar fields in the Basin but not yet in Montana.

The acquisition was accounted for under the purchase accounting method of accounting. Under the purchase accounting method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price has been prepared based on preliminary estimates of fair values and is subject to revision. Goodwill of approximately $2 million for this acquisition represents the excess of the purchase price over the fair value of the net assets acquired ($89,499) and a deferred tax liability ($1,944,790) on the increased valuation of the oil properties. None of the goodwill is expected to be deductible for tax purposes. The results of Nautilus’ operations have been included in the consolidated financial statements since October 15, 2009.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the allocation of the acquisition cost based upon preliminary fair values.

Purchase price:
Cash consideration	$7,309,113
Value of Magellan common stock issued	2,380,000

Total consideration	$9,689,113

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$314,727
A/R	968,847
Other Current Assets	547,620
Oil Properties	13,518,000
Other Non-current Assets	387,943

Total assets acquired	15,737,137

Accounts Payable	886,165
Other Current Liabilities	1,645,037
Asset Retirement Obligations	1,064,000
Deferred taxes	1,944,790
Other Non Current Liabilities	621,477

6,161,469

Total identifiable net assets	9,575,668
Less non controlling interest	(1,920,844)
Goodwill	2,034,289

Net assets acquired by Magellan Petroleum Corporation	$9,689,113

The results of operations of Nautilus included in the consolidated statement of operations of Magellan for the period ended December 31, 2009 was net income of $21,980 on revenues of $739,584.

Supplemental Pro Forma Results

The following pro forma financial information represents the combined results for the Company and Nautilus for the three and six months ended December 31, 2009 and 2008, as if the acquisition had occurred on October 1 and July 1, 2009 and 2008:

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008
Total Revenue	$11,963,555	$5,745,255	$19,307,955	$17,571,971
Costs and expenses	10,160,020	6,773,424	18,360,706	15,689,574

Operating income	1,803,535	(1,028,169)	947,249	1,882,397
Other income - net	56,866	329,402	150,035	940,379

Income (loss) before taxes	1,860,401	(698,767)	1,097,284	2,822,776
Income taxes	(334,980)	(720,977)	1,033,682	(2,320,588)

Net income (loss)	1,525,421	(1,419,744)	63,602	502,188
Less non-controlling interest in subsidiaries (income) loss	(8,072)	148,084	35,298	79,569

Net income attributable to Magellan Petroleum Corporation	$1 ,533,493	$(1,271,660)	$98,900	$581,757

Average number of shares outstanding
Basic	51,938,314	43,200,325	51,647,103	43,200,325
Diluted	53,115,026	43,200,325	52,233,663	43,200,325
Net Income (loss) per share (basic and diluted) attributable to Magellan Petroleum Corporation common shareholders	$0.03	$(0.03)	$0.00	$0.01

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 Sale of Cooper Basin Assets and Assets for Sale

During the quarter ended December 31, 2009, the Company entered in to agreements to sell all its assets located in the Cooper Basin, Australia. The proceeds from the series of transactions to sell the Cooper Basin assets, which includes Nockatunga, Kiana, and Aldinga oil fields and other miscellaneous exploration licenses (subject to final sale agreements) are expected to total A$9.975 million, subject to final accounting adjustments. These assets, which related to the MPAL reporting segment, are being disposed of because they are non-core to our strategies. All of these properties were previously carried in property and equipment at $20,684,459, net of accumulated depletion of $17,094,936.

The Aldinga oil field and certain exploration licenses were sold in the quarter ended December 31, 2009. The Company recorded a gain of approximately $1.1 million (after tax of $0.8 million) during the quarter ended December 31, 2009 related to the sale of these assets. The remaining assets were transferred to property held for sale in accordance with ASC 360-10.

The Company also recorded an impairment loss during the quarter of approximately $1.6 million related to its Udacha assets, PEL91 and 106, located in the Cooper Basin. This loss reflected the difference in the expected sales price and the net book value of the assets at December 31, 2009, and is reported as impairment loss in the statement of operations.

The sale of the remaining Cooper Basin Assets, including the Nockatunga and Kiana oil fields were completed subsequent to the quarter ended December 31, 2009. These assets are included in property held for sale. During the quarter, the Company received approximately $5.6 million from the buyer of the Nockatunga fields in advance of completion of the sale. This amount together with $2.0 million of asset retirement obligations (see Note 9) related to the assets held for sale is reflected in the current liabilities section of the balance sheet at December 31, 2009.

Assets held for sale at December 31, 2009 and June 30, 2009 consists of the following:

December 31, 2009
Oil and gas properties	$19,422,711
Less – accumulated depletion	(16,279,135)
Deferred income taxes	1,898,392

Assets held for sale	$5,041,968

Asset retirement obligations	2,002,966

Total liabilities	2,002,966

Net assets	$3,039,002

Note 5 Stock Options

During the six months ended December 31, 2009, the Company granted 262,500 time-based options and 125,000 performance/market based options (“PBO”) with an exercise price of $1.20 per share to a director and consultant under the Company’s 1998 Stock Incentive Plan. Since the options were issued to a non-employee, the Company determines the fair value of the time based options at the end of each reporting period. The option expense is recognized in the statement of operations using the accelerated method for the time-based awards with graded vesting and over the implied term for PBO’s.

The fair value at December 31, 2009 of the time-based option was determined to be $335,409 based on the Black-Scholes valuation models using the following assumptions:

December 31, 2009
Risk free interest rate	3.71%
Expected life	9.08 yrs
Expected volatility (based on historical price)	.580
Expected dividend	$0

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected life of the time-based options is the remaining contractual term. The Company recorded non-cash charges of $64,813 and $102,486 related to the time based options for the three and six months ended December 31, 2009, respectively.

The fair value at December 31, 2009 of the PBOs was determined to be $108,750 based on the Monte Carlo model. The Company recorded a non-cash charge of $49,600 and $68,246 during the three and six months ended December 31, 2009, respectively, related to the PBOs. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation at December 31, 2009 were as follows:

December 31, 2009
Risk free interest rate	3.71%
Expected volatility (based on historical price)	.70
Expected dividend	$0
Closing stock price as of December 31, 2009	$1.73
Term	10 years
Days until expiration	252 days
Probability of performance criteria occurring over term of options:
Monetization of uncontracted reserves	25% – 60%
Change of control	10% – 50%

The time-based stock options vest in equal annual installments over the vesting period, which is also the requisite service period. Vesting criteria of PBOs are determined by the Company’s compensation committee. PBOs issued during the six months ended December 31, 2009 will vest in full upon attainment of either of the following investment goals; monetizing the uncontracted gas reserves held by MPAL at the Amadeus Basin field, or upon the closing price of the Company’s common stock being at or above $1.50 per share for sixty consecutive trading days. All options vest in the event of change of control of the Company.

During the six months ended December 31, 2009 the Company also granted to employees 250,000 time-based options.

The Company determined the fair value of the options at the date of grant using the Black-Scholes option pricing model for these time based options. Option valuation models require the input of certain assumptions including the expected stock price volatility. The assumptions used to value the Company’s time based grants were as follows:

	Oct. 1, 2009	Dec. 15, 2009
Risk free interest rate	2.43%	2.62%
Expected life	5.75 yrs	5.75 yrs
Expected volatility (based on historical price)	.620	.625
Expected dividend	$0	$0

The expected life of the time based options was determined under the “simplified” method.

The following is a summary of option transactions for the six months ended December 31, 2009:

Options Outstanding	Expiration Dates	Number of Shares	Exercise Prices ($)		Fair Value at Grant Date
June 30, 2009		3,242,500	(1.25 weighted average price	)
Awarded	Jul. 2019	387,500	1.20		$247,280
Awarded	Oct. 2019	150,000	1.40		115,868
Awarded	Dec. 2019	100,000	1.72		95,725

December 31, 2009		3,880,000	(1.26 weighted average price	)

Note 6 Earnings (Loss) per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling items in the calculation of diluted earnings per share would be the dilutive effect of stock options and warrants which were computed using the treasury stock method.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six month period ended December 31, 2009, the Company issued 387,500 and 637,500 stock options, respectively and 4,347,826 warrants (see Note 5 – Stock Options and Note 2 – Equity Investment).

For the three and six months ended December 31, 2009, the Company had 6,577,826 and 4,710,326 options and warrants outstanding respectively, that had an exercise price below the average stock price for the periods and resulted in 1,176,713 and 586,560 incremental dilutive shares for the respective periods. There were no other potentially dilutive items at December 31, 2009.

During the three and six month periods ended December 31, 2008, the Company issued 3.1 million stock options. These options were issued under the 1998 stock incentive plan, which was subject to shareholder approval at the May 27, 2009 annual shareholders meeting. As this approval was pending, there was no grant date for accounting purposes and, consequently, there was no financial statement impact during the period. At December 31, 2008, the Company did not have any stock options that were issued that had an exercise price below the average stock price for the period. Accordingly, there were no potentially dilutive items at December 31, 2008.

Note 7 Segment Information

The Company has three reportable segments: MPC, its wholly owned subsidiary, MPAL and its 83.5% controlling member interest in Nautilus. The Company’s chief operating decision maker is William H. Hastings (President, Chief Executive Officer) who reviews the results of the MPC, MPAL and Nautilus businesses on a regular basis. All three segments engage in business activities from which they may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment. Although there is discreet information available below the MPAL level, their products and services, production processes, market distribution and customers are similar in nature. In addition, MPAL has a management team which focuses on drilling efforts, capital expenditures and other operational activities.

Segment information (in thousands) for the Company’s three operating segments is as follows:

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008
Revenues:
MPC	$9	$26	$18	$117
Nautilus	740		740
MPAL	8,967	5,146	17,837	15,494

Total consolidated revenues	$9,716	$5,172	$18,595	$15,611

Operating income (loss):
MPC	$(1,822)	$(822)	$(3,634)	$(1,423)
Nautilus	11		11
MPAL	3,678	558	4,788	3,638

Total operating income (loss)	$1,867	$(264)	$1,165	$2,215

Net income (loss):
MPC	$(2,617)	$(819)	$(4,529)	$(1,434)
Nautilus	22		22
MPAL	4,191	294	4,806	2,417

Consolidated net income (loss)	$1,596	$(525)	$299	$983
Less non-controlling interest in subsidiaries	4	—	4	—

Consolidated net income (loss) attributable to Magellan Petroleum Corporation	$1,592	$(525)	$295	$983

	December 31, 2009	June 30, 2009
Assets:
MPC (1)	$76,996	$68,349
Nautilus	17,281	—

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009	June 30, 2009
MPAL	83,934	69,711
Equity elimination	(73,942)	(66,356)

Total consolidated assets	$104,269	$71,704

(1)	Goodwill attributable to MPAL was $4,020,706 at December 31 and June 30, 2009. Goodwill attributable to Nautilus was $2,034,289 at December 31, 2009.

Note 8 Exploration and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s properties. Components of these costs are as follows:

	THREE MONTHS ENDED December 31,		SIX MONTHS ENDED December 31,
Exploration and Dry Hole Costs	2009	2008	2009	2008
Farmout, Field Monitoring and Technical Costs	$279,475	$265,466	$552,445	$696,509
Seismic Data and Acquisition Costs	38,468	248,350	104,611	248,350
Other (1)	—	30,161	—	322,518

Total	$317,943	$543,977	$657,056	$1,267,377

(1)	The six month period ended December 31, 2008 includes a write off of expired U.K. permits of $257,519 and an impairment loss related to U.K. permits of $63,740.

Note 9 Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the six months ended December 31, 2009 was as follows:

Balance at June 30, 2009	$(9,815,262)
Liabilities incurred (1)	(1,064,000)
Liabilities settled	—
Accretion expense	(384,351)
Revisions to estimate	1,421
Exchange effect	(1,036,339)

Balance at December 31, 2009 before reclassification of liabilities related to assets held for sale	(12,298,531)
Reclassification of liabilities related to assets held for sale-see Note 4	2,002,966

Balance at December 31, 2009	$(10,295,565)

(1)	Related to purchase of Nautilus – see Note 3

Note 10 Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis for the six months ended December 31, 2009 is 77.4% compared to 70% for the period ended December 31, 2008. The primary reason for the high effective tax rate is that MPAL has net income and will pay taxes while the U.K. losses resulting from exploration activities and MPC’s losses do not generate tax benefits.

Note 11 Fair Value Measurements

On July 1, 2008, the Company adopted the provisions of ASC 320-10 which established a framework for defining and measuring fair value and requires expanded disclosures about fair value measurements. The Company’s only items to which these provisions apply are cash equivalents, securities available for sale, marketable securities (fixed maturity securities) and notes payable. Cash equivalents and securities available for sale are classified as Level 1 in the fair value hierarchy. These investments are traded in active markets and quoted prices are available for identical investments. Fixed maturity securities, classified as Level 2 within the fair value hierarchy, include U.S. Treasury securities. The fair value of these instruments is estimated using pricing models which utilize inputs such as recent trades for the same or similar instrument, yield curves, discount margin and bond structures.

Cash balances were $23,200,000 as of December 31, 2009 and the remaining $27,200,000 was held in time deposit accounts in several Australian banks that have terms of 90 days or less, and are therefore classified as cash equivalents. National Australia Bank, Ltd. (“NAB”) holds 65% of the cash and cash equivalent balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amounts of assets carried at fair value at December 31, 2009 and June 30, 2009 by the level in which they are classified within the valuation hierarchy:

	Fair Value Measurements at December 31, 2009 Rate Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Cash Equivalents	$27,241,076	—
Securities available for sale	11,000	—
Marketable securities (fixed maturity securities)	—	$1,199,880

	Fair Value Measurements at June 30, 2009 Rate Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Cash Equivalents	$21,394,200	—
Securities available for sale	903,924	—
Marketable securities (fixed maturity securities)	—	$999,775

Marketable Securities

At December 31 and June 30, 2009, MPC had the following marketable securities which are expected to be held until maturity and are carried at amortized cost:

December 31, 2009	Par Value	Maturity Date	Carrying Amount	Fair Value
Short-term securities
U.S. government agency note	$600,000	Mar. 10, 2010	$599,250	$599,940
U.S. government agency note	600,000	Mar. 23, 2010	598,875	599,940

Total	$1,200,000		$1,198,125	$1,199,880

June 30, 2009	Par Value	Maturity Date	Carrying Amount	Fair Value
Short-term securities
U.S. government agency note	$250,000	Jul. 15, 2009	$249,690	$250,000
U.S. government agency note	250,000	Aug. 14, 2009	249,449	249,975
U.S. government agency note	250,000	Sep. 21, 2009	249,179	249,925
U.S. government agency note	250,000	Oct. 15, 2009	248,988	249,875

Total	$1,000,000		$997,306	$999,775

Securities Available-for-Sale

The Company classifies equity securities that have a readily determinable fair value and are not bought and held principally for the purpose of selling them in the near term as securities available-for-sale. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. The Company had the following securities classified as available for sale at December 31 and June 30, 2009:

December 31, 2009	Maturity Date	Fair Value
Equity securities	Not applicable	$11,000

June 30, 2009	Maturity Date	Fair Value
Equity securities	Not applicable	$903,924

During the three and six months ended December 31, 2009, the Company received proceeds of $980,589 and $2,648,278, respectively, upon the sale of available-for-sale equity securities. The gain on sale was calculated on a last-in-first-out basis. Realized

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains of $785,495 and $2,073,695 for the three and six months ended December 31, 2009, respectively, were included in earnings for the respective periods. The amount of unrealized holding gains for the three and six months ended December 31, 2009 that has been reclassified out of accumulated other comprehensive income into earnings and included in the gain on sale is $866,220 and $1,051,299, respectively. The amount of net unrealized holding losses that have been included in accumulated other comprehensive income on remaining securities available-for-sale is $5,642 for the three and six months ended December 31, 2009.

Note 12 Nondepletable Assets

At December 31, 2009 and June 30, 2009, oil and gas properties include $3.7 million and $6.6 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

	At December 31, 2009		At June 30, 2009
Nondepletable capitalized costs	$A	$US	$A	$US
PEL 106 – Cooper Basin (1)	$—	$—	$1,929,470	$1,552,838
Weald/Wessex Basin U.K. (2)	1,288,739	1,150,973	1,222,102	983,548
Exploration permits and licenses – Australia and U.K. (3)	—	2,535,826	—	4,104,491

Total		$3,686,799		$6,640,877

(1)	These costs were capitalized during the fiscal year ended June 30, 2006 and remained capitalized because the related well had sufficient quantity of reserves to justify its completion as a producing well. This permit was a part of the Cooper Basin asset sale described in Note 4 and has been reclassified out of oil and gas properties to assets held for sale at December 31, 2009.
(2)	Capitalized exploratory well costs pending discovery of reserves.
(3)	The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value, related to step up to fair value for the 44.87% remaining interest of MPAL acquired in 2006, may be impaired. At December 31, 2009, $1,568,665 of capitalized permit costs related to the Cooper Basin asset sale, described in Note 4 have been reclassified out of oil and gas properties to assets held for sale.

Note 13 Debt

The Company’s long-term debt consists of the following:

December 31, 2009
Note payable to bank in monthly installments of $41,000 plus interest, at 6.0% through 2011	$879,220
Loans payable, varying terms through 2012, collateralized by vehicles	29,203

$908,423
Less current portion	505,585

Long-term debt, excluding current portion	$402,838

The following is a summary of principal maturities of long-term debt:

Less than 1 year	$505,585
Two years	$400,805
Three years	$2,033

Under the Note, Nautilus is subject to both financial and non-financial covenants. The financial covenant includes maintaining a debt service coverage ratio, as defined, of 1.2 to 1.0, which is calculated based on the annual tax return. As of December 31, 2009, Nautilus was in compliance with the financial covenant. If the covenant is violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

The Company also has a demand note payable, classified as short term debt, which consists of advances under a $500,000 working capital line of credit. The line bears interest at 6.50%, matures on February 27, 2010 and is expected to be renewed at that time. The note payable to bank and the demand note payable are collateralized by first mortgages on Nautilus’s properties.

The debt referred to above is the debt of Nautilus (see Note 3).

The carrying amount of the Company’s long term debt approximates its fair market value.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 Related Party Transactions

The Company leases its Denver office (the office of Nautilus) from an entity owned by two related parties. One of the parties is a director of MPC and the other is the Chief Operating Officer of Nautilus. The lease is month to month and total paid to the related parties from October 15, 2009 (the date of the Nautilus acquisition – see Note 3) to December 31, 2009 was $15,061.

On October 15, 2009, the Company acquired an approximate 83.5% controlling member interest in Nautilus (see Note 3). The controlling interest in Nautilus was purchased from White Bear LLC and YEP I, SICAV- FIS, entities affiliated with Nikolay Bogachev, a director of the Company. In addition, Thomas Wilson, a director of the Company, continues to have a direct ownership interest in Nautilus.

Note 15 Contingent Liabilities

Nautilus has a letter of credit of $335,000, issued by a bank, to cover possible future environmental issues. In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

Note 16 Subsequent Events

The Company has evaluated subsequent events through the date of issuance, February 16, 2010, of this quarterly report on Form 10-Q, and noted no additional events that require recognition or disclosure at December 31, 2009, other than those listed below.

The sale of the remaining Cooper Basin Assets, including the Nockatunga and Kiana oil fields were completed subsequent to the quarter ended December 31, 2009. These assets are included in assets held for sale in the current assts section of the balance sheet at December 31, 2009. During the quarter, the Company received approximately $5.6 million from the buyer of the Nockatunga fields in advance of completion of the sale. This amount together with $2.0 million of asset retirement obligations (see note 9) related to the assets held for sale is reflected in the current liabilities section of the balance sheet at December 31, 2009.

Subsequent to December 31, 2009, the Company also sold its Udacha assets, PEL91 and 106, located in the Cooper Basin. The Company recorded an impairment loss during the quarter ended December 31, 2009 of approximately $1.6 million. This loss reflected the difference in the expected sales price and the net book value of the assets at December 31, 2009, and is reported as impairment loss in the statement of operations. The remaining book value of these assets are included in assets held for sale in the current asset section of the balance sheet at December 31, 2009.

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

Executive Summary

Magellan Petroleum Corporation develops, produces, and sells natural gas and oil. Magellan has a strong balance sheet with little debt and continues work toward business combinations involving distressed, small-cap energy companies and assets with “under-exploited reserves” Magellan also maintains significant controlling input into the plans of MPAL.

We continue with restructuring and refocusing activities toward an objective of gaining operating control of substantive, largely offshore assets. Our plan is to redirect smaller scale, non-operated positions at value into more substantive, higher impact oil and natural gas positions largely offshore. Over time this may mean the addition of new equity partners and or the generation of new operating partnerships with major companies. Magellan is drawing upon the lengthy experience of its new management in pulling together these partnerships and creating value for shareholders.

Recent initiatives are as follows:

•

We completed our first private investment transaction with Young Energy Prize S. A. (“YEP”) and signed a significant Heads of Agreement and Exclusivity Agreement with a major Methanol producer that has resulted in the initiation of feasibility work and commercial negotiations which may result in the construction of material methanol operations in or around the Darwin, NT, Australia area. The methanol plans are driven by market growth in Asia where recent mandates have led to increased use of methanol as vehicle fuel and increased use of DME (Dimethyl Ether), a methanol derivative to augment supply for LPG systems already in place. Negotiations under the terms of the Methanol Heads of Agreement, toward a substantive long-term arrangement, are active now.

•

The Company acquired an 83.5% ownership position as the Operator of Montana oil fields with significant remaining oil in place. The thrust of this acquisition is to upgrade primary recovery operations and to closely review the development of a tertiary recovery plan related to the wide availability of excess CO2.

•	Negotiations with new partners for the Montana operations, toward that efficient redevelopment program and an AMI (area of mutual interest), are active now.

•	We completed the sale of assets in the Cooper Basin, Australia. The assets were sold and the proceeds will be redirected into current initiatives.

•

Ongoing discussions continue on developing a consolidated, single operations group for our Palm Valley and Mereenie asset position. We believe that success in these programs will result in material long-term expense reduction.

•

Gas sales discussions for near and longer term Mereenie volumes remain fluid. Mereenie volumes have flowed in the 20-25TJ/d (gross interest) range, however, increased volumes from Blacktip are entering the natural gas pipeline system. Efforts to resolve the situation on a longer-term basis continue and we expect to have more concise news over the next 3 to 6 month period as key operational performance facts on the pipeline and for the new supply become clear.

•

In the Weald Basin, United Kingdom, Magellan (40% interest) will participate in the Markwells Wood-1 well. Given recent severe winter conditions in the U.K., this well is expected to spud late in the first quarter or early in the second quarter of 2010. Havant-1well is to be drilled immediately following the end of drilling operations at Markwells Wood-1.

The Palm Valley Darwin contract expires in the year 2012 and the principal Mereenie contracts expired in January and June 2009. There remains in place, for Mereenie, a reasonable endeavor obligation to supply nominated Power and Water Company’s (PWC) requirements for gas through to December 31, 2010. Gas has been flowing in the 20-25 TJday gross range since mid-2009. We continue with efforts to gain a supplementary long-term sales agreement with PWC and / or will target these volumes for Methanol fuel gas in conjunction with the intiative(s) described above.

MPAL’s major customer, PWC, has contracted with Eni Australia for the supply of PWC’s Northern Territory gas demand requirement for twenty five years. Eni Australia, initially expected to commence sales in January 2009, is to supply the gas from its Blacktip field offshore of the Northern Territory. The Blacktip development encountered delays and commenced partial production in December 2009. If all Blacktip gas ultimately becomes available, there may be excess natural gas volumes within the delivery system to Darwin for the near-term. MPAL may not be able to flow or sell all of its remaining reserves. Increased throughput is likely in the longer term with area industrial demand. Again, this would include Methanol fuel gas as cited above. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will begin to decline substantially after December 31, 2010. Mereenie gas sales were approximately $11.1 million (net of royalties) or 90% of total gas sales for the six months ended December 31, 2009.

During fiscal 2009, the Company took an open market position in an undervalued energy company traded on the Australian Stock Exchange. The position was closed, after lengthy management discussions, with a gain of approximately $2.1 million reflected in the first six months of fiscal 2010. The Company currently has an open position in another company and is evaluating further business combination strategies.

On October 15, 2009, the Company completed the acquisition of an 83.5% controlling interest in Nautilus Poplar, LLC (Nautilus). Nautilus, based in Denver, Colorado, owns and operates oil development assets in Roosevelt County, Montana known as the East Poplar Unit and the Northwest Poplar field. The Company paid gross $10.9 million for this controlling interest with a cash payment totaling approximately $7.3 million, with the issuance of 1.7 million new shares of Company common stock, and with an assumption of $1.5 million of net debt. The controlling interest in Nautilus was purchased from White Bear LLC and YEP I, SICAV-

FIS, entities affiliated with Nikolay Bogachev, a director of the Company. In addition, Thomas Wilson, a director the Company, has a direct ownership interest in Nautilus. This acquisition gives us new momentum in the United States and a business mechanism to grow oil production in an attractive, stable environment. It also provides us with a better balanced cash flow and may allow utilization of our U.S. tax loss position. As noted above, the Company is in negotiation with partners toward the efficient redevelopment of the field and initiation of a potential tertiary recovery program.

CRITICAL ACCOUNTING POLICIES

Income Taxes

The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for deferred tax assets when it is more likely than not, that such assets will not be recovered.

The Company evaluates uncertain tax positions, which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements. There are no uncertain tax positions at December 31, 2009.

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis was 77.4% on December 31, 2009 compared to 70% for the period ended December 31, 2008.

Goodwill

Our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time and the October 15, 2009 acquisition of a controlling member interest in Nautilus (see Note 3 to the Financial Statements). Goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30th goodwill related to MPAL. The Company has yet to determine the testing date or methodology for goodwill related to the acquisition of Nautilus.

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

Business combinations

The Company applies the acquisition method of recording business combinations. Under this method the Company recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Any goodwill or gain from a bargain purchase is identified and recorded. We engage an independent valuation consultant to assist us in determining the fair values of crude oil and natural gas properties acquired, and other third-party specialists as needed to assess the fair value of other assets and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to the oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

At December 31, 2009, the Company on a consolidated basis had approximately $50.4 million of cash and cash equivalents and $1.2 million in marketable securities. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. Cash balances were $23.2 million as of December 31, 2009 and the remaining $27.2 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less. National Australia Bank, Ltd. (“NAB”) holds 50.3% of the cash and cash equivalent balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

Consolidated

When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities. The balance of cash and cash equivalents and marketable securities increased $15.9 million during the six months ended December 31, 2009 compared to a $3.9 million decrease in those balances during the six months ended December 31, 2008. The factors favorably impacting our liquidity and capital resources during the six months ended December 31, 2009 included proceeds of $10.0 million from the issuance of stock, net proceeds of $2.6 million from the sale of securities available for sale, proceeds of $1.5 million from the sale of the Aldinga oil field and certain exploration licenses in the Cooper Basin (see Note 4) and proceeds of $5.6 million from the buyer of the Nockatunga fields in advance of completion of the sale (see Note 4). We expended cash of $7.3 million to acquire an approximately 83.5% controlling interest in Nautilus Poplar (see Note 3), made principal payments of $122,000 on debt and incurred an approximately $226,000 increase in property and equipment expenditures.

Cash from revenues decreased approximately $704,000. The decrease in cash from the sales of oil and gas was due to decreased collections of accounts receivable of $3.7 million offset by an increase in sales of $3.0 million. Collections for the prior year were greater than the current year due to a large delayed billing at June 30, 2008 that was not present at June 30, 2009. The increase in sales is attributable largely to a 74% increase in gas price per mcf.

Operating costs increased approximately $5.7 million due the paydown of accounts payable of $3.0 million as well as a $900,000 severance payment, increased salaries of $270,000 relating to additional executive employees at MPC, the payment of $440,000 in closing costs relating to the July 2009 closing of the YEP investment transaction, increased travel expenses of $311,000, increased director fees of $85,000 related to the addition of two new directors, increased office rent of $82,000, increased auditing, accounting and legal services of $87,000 relating to the securities purchase agreement with YEP (see Note 2) and the acquisition of Nautilus (see Note 3) and a listing fee of $65,000 for the Nasdaq registration of the additional MPC shares issued in connection with the YEP transaction. Our cash position was favorably affected, when compared to the same period in the prior year by the increase of exchange rate changes on cash and cash equivalents of $15 million resulting from a strengthened Australian dollar offset by a $1.2 million foreign exchange transaction loss.

The Company invested $1.8 million and $1.6 million in oil and gas exploration activities, which includes additions to property and equipment, during the six months ended December 31, 2009 and 2008, respectively.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 11% to $0.8931 at December 31, 2009, compared to a value of $0.8048 at June 30, 2009.

As to MPC (Unconsolidated)

On July 9, 2009, MPC completed, pursuant to the terms of a definitive purchase agreement and related amendments, an equity investment in MPC by MPC’s strategic investor, YEP, through the issuance to YEP of 8,695,652 shares of the Company’s common stock, $0.01 par value per share and warrants to acquire an additional 4,347,826 shares of Common Stock. The Company received gross proceeds of $10 million, which are being used for acquisitions, working capital and general corporate purposes.

At December 31, 2009, MPC, on an unconsolidated basis, had working capital of $3.8 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and any future MPAL dividends are adequate to meet MPC’s current obligations.

In October 2009, MPC paid $7.3 million in cash for a controlling interest in Nautilus Poplar, LLC. See Note 3 to the condensed consolidated financial statements.

As to MPAL

At December 31, 2009, MPAL had working capital of $48.8 million and has budgeted approximately (Aus) $6.0 million for specific exploration projects in fiscal year 2010 as compared to the (Aus) $438,000 expended during the six months ended December 31, 2009. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contract for the sale of Palm Valley gas will expire during fiscal year 2012. Mereenie contracts expired in January and June 2009. Supply obligations ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC or be successful in its current exploration program, its revenues will begin to decline substantially after December 31, 2010, which could materially affect liquidity. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. Future oil revenues will be impacted by any volatility in the world price for crude oil. MPAL will strive to optimize operating expenses with any reductions in revenues.

As in the past, MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. Nautilus has a letter of credit of $335,000, issued by a bank, to cover possible future environmental issues. In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

CONTRACTUAL OBLIGATIONS

The following is a summary of our consolidated contractual obligations at December 31, 2009, in thousands:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating Lease Obligations	$1,657	$429	$695	$142	$391
Purchase Obligations (1)	6,830	6,830	—	—	—
Asset Retirement Obligations-Undiscounted	15,740	—	3,930	9,207	2,603
Credit facilities	1,409	1,006	403	—	—

Total	$25,636	$8,265	$5,028	$9,349	$2,994

(1)	Represents firm commitments for exploration and capital expenditures. Although the Company is committed to these expenditures, some may be farmed out to third parties. Exploration contingent expenditures of $41,997,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $19,880,000 (1-3 years), $19,831,000 (3-5 years), $2,286,000 (greater than 5 years).

THREE MONTHS ENDED DECEMBER 31, 2009 VS. DECEMBER 31, 2008

REVENUES AND OTHER INCOME

Significant changes in revenues and other income were as follows:

	THREE MONTHS ENDED December 31		$ Variance	% Variance
	2009	2008
Oil sales	$3,155,798	$1,832,005	$1,323,793	72%
Gas sales	5,551,734	2,999,857	2,551,877	85%
Other production related revenues	1,008,737	340,422	668,315	196%
Investment income	1,038,394	460,375	578,019	126%

OIL SALES INCREASED primarily due to the October 15, 2009 acquisition of Nautilus (see Note 3), a net 19% increase in average price per barrel in Australia and the 35% increase in the average exchange rate discussed below. Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,				% Variance BBLS	% Variance A.$ PER BBL
	2009 SALES		2008 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL
Australia (1):
Mereenie field	15,661	92.50	21,915	69.14	(28)%	34%
Cooper Basin	496	92.40	669	33.42	(26)%	176%
Nockatunga project (2)	13,358	77.07	18,030	77.09	(26)%	—

Total Australia	29,515	85.58	40,614	72.06	(27)%	19%

		AVERAGE PRICE U.S.$ PER BBL
North America (3)
East Poplar	7,739	65.68
North West Poplar	2,241	65.68

Total North America	9,980	65.68

(1)	Average price per barrel in Australian dollars.
(2)	Nockatunga average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.
(3)	Average price per barrel in U.S. dollars – refers to Nautilus (see Note 3).

GAS SALES INCREASED due to a 75% increase in the average price per mcf and the 35% increase in the average exchange rate, offset by a 19% decrease in volume caused by natural declines and limited takes from other suppliers.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,				% Variance BCF	% Variance A.$ PER MCF
	2009 SALES		2008 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF
Australia: Palm Valley	.257	2.25	.296	2.25	(13)%	—
Australia: Mereenie	.806	6.56	1.020	3.42	(21)%	92%

Total	1.063	5.49	1.316	3.14	(19)%	75%

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues which increased due to higher tariff generating gas sales and the 35% Australian foreign exchange rate increase discussed below.

INVESTMENT INCOME INCREASED primarily as a result of a $785,495 realized gain on the sale of available-for-sale securities and the 35% increase in the average exchange rate discussed below, offset by a decrease in interest income.

OPERATING AND OTHER EXPENSES

Significant changes in operating and other expenses were as follows:

	THREE MONTHS ENDED December 31,		$ Variance	% Variance
	2009	2008
Production costs	$2,089,296	$1,279,944	$809,352	63%
Exploration and dry hole costs	317,943	543,977	(226,034)	(42)%
Salaries and employee benefits	1,006,793	347,793	659,000	189%
Depletion, depreciation and amortization	1,484,130	2,060,331	(576,201)	(28)%
Accretion expense	209,584	119,861	89,723	75%
Shareholder communication	223,647	122,593	101,054	82%
(Gain) loss on sale of assets	(1,139,465)	15,367	(1,154,832)	(7,515)%
Impairment loss	1,604,417	—	1,604,417
Other administrative expenses	1,660,088	524,181	1,135,907	217%
Warrant expense	986,248	—	986,248
Income tax provision	323,104	720,977	(397,873)	(55)%

PRODUCTION COSTS INCREASED primarily due to the Nautilus acquisition ($345,000) and the 35% increase in the average exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED primarily due to prior year seismic data costs of $248,000 not incurred in the current year, partially offset by the 35% increase in the average exchange rate described below.

SALARIES AND EMPLOYEE BENEFITS INCREASED due to non cash expenses related to employee stock options of $239,000, the addition of new personnel at MPC $162,000, $84,000 due to the Nautilus acquisition and the 35% increase in the average exchange rate described below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2009 due to lower depletable costs partially offset by the 35% increase in the average exchange rate described below.

ACCRETION EXPENSES INCREASED in 2009 due mostly to the 35% increase in the average exchange rate described below and the acquisition of Nautilus.

SHAREHOLDER COMMUNICATIONS increased primarily due to the timing of the 2009 annual meeting which was held in December 2009, compared to the 2008 meeting held in May 2009, and Nasdaq listing fees of $65,000 incurred due to the YEP transaction.

(GAIN) LOSS ON THE SALE OF ASSETS INCREASED in 2009 due to the gain recorded in 2009 on the sale of MPAL’S Aldinga oil field and certain exploration licenses (See Note 4 to the Financial Statements).

IMPAIRMENT LOSS INCREASED in 2009 due to the impairment loss recorded in 2009 on MPAL’s Udacha assets.

OTHER ADMINISTRATIVE EXPENSES INCREASED due to the exchange rate losses on U.S. dollar cash held by MPAL ($160,000), a 2008 exchange rate gain that did not occur in 2009 ($428,000), increased directors’ fees including the addition of two new directors ($138,000), increased consulting costs ($152,000), increased travel costs ($121,000), and the 35 % increase in the average exchange rate described below.

WARRANT EXPENSE relates to the increase in the fair value of the YEP warrants at December 31, 2009. The fair value of the warrants at December 31, 2009 was $4,504,013. These warrants did not exist in 2008.

INCOME TAXES

INCOME TAX PROVISION DECREASED due to a decrease in the effective tax rate from the prior quarter which created a negative adjustment to the provision. The decrease in the effective tax rate was due to a change in estimated profit and loss projections for the fiscal year which did not affect permanent non-taxable items in the same proportion as in the first fiscal quarter. In the prior year, the effective tax rate increased from the previous quarter which created a positive adjustment to the provision.

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8931 at December 31, 2009 compared to a value of $.8729 at September 30, 2009. This resulted in a $719,954 credit to the foreign currency translation adjustments account for the three months ended December 31, 2009. The average exchange rate used to translate MPAL’s operations in Australia was $.9090 for the quarter ended December 31, 2009, which was a 35% increase compared to the $.6740 rate for the quarter ended December 31, 2008.

SIX MONTHS ENDED DECEMBER 31, 2009 VS. DECEMBER 31, 2008

REVENUES

Significant changes in revenues were as follows:

	SIX MONTHS ENDED December 31,
	2009	2008	$ Variance	% Variance

Oil sales	$5,942,624	$7,477,592	$(1,534,968)	(21)%
Gas sales	10,960,680	7,308,929	3,651,751	50%
Other production related revenues	1,691,751	824,447	867,304	105%
Investment income	2,534,931	1,088,544	1,446,387	133%

OIL SALES DECREASED due to a net 14% decrease in production and a net 23% decrease in price per barrel in Australia, offset by the Nautilus acquisition and the 11% increase in the average exchange rate discussed below.

	SIX MONTHS ENDED DECEMBER 31,
	2009 SALES		2008 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia:
Mereenie field	43,125	84.93	45,189	107.30	(5)%	(21)%
Cooper Basin	1,086	84.05	1,860	108.47	(42)%	(23)%
Nockatunga project (1)	26,827	74.07	35,206	101.83	(24)%	(27)%

Total Australia	71,038	80.84	82,255	105.00	(14)%	(23)%

		AVERAGE PRICE U.S.$ PER BBL
North America:
East Poplar	7,739	65.68
North West Poplar	2,241	65.68

Total North America	9,980	65.68

(1)	Nockatunga average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.

GAS SALES INCREASED due to a 74% increase in price per mcf and the 11% increase in the average exchange rate discussed below, offset by a net 16% decrease in volume.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	SIX MONTHS ENDED DECEMBER 31,
	2009 SALES		2008 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	.532	2.25	.603	2.25	(12)%	—
Australia: Mereenie	1.696	6.52	2.061	3.42	(18)%	91%

Total	2.228	5.47	2.664	3.15	(16)%	74%

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues which increased due to higher tariff generating gas sales and the 11% Australian foreign exchange rate increase discussed below.

INVESTMENT INCOME INCREASED primarily as a result of a $2,073,695 realized gain on the sale of available-for-sale securities and the 11% increase in the average exchange rate discussed below, offset by a decrease in interest income.

OPERATING AND OTHER EXPENSES

Significant changes in costs and expenses are as follows:

	SIX MONTHS ENDED December 31,
	2009	2008	$Variance	% Variance
Production costs	$5,419,902	$4,266,806	1,153,096	27%
Exploration and dry hole costs	657,056	1,267,377	(610,321)	(48)%
Salaries and employee benefits	2,750,301	813,985	1,936,316	238%
Depletion, depreciation and amortization	2,647,136	4,561,281	(1,914,145)	(42)%
Auditing, accounting and legal services	777,074	689,799	87,275	13%
Accretion Expense	384,351	278,276	106,075	38%
Shareholder Communications	302,174	213,172	89,002	42%
(Gain) Loss on sale of assets	(1,134,275)	11,861	(1,146,136)	9,663%
Impairment Loss	1,604,417	—	1,604,417
Other administrative expenses	4,022,397	1,293,250	2,729,147	(211)%
Warrant expense	2,378,719	—	2,378,719	—
Income tax provision	1,021,806	2,320,588	(1,298,782)	(56)%

PRODUCTION COSTS INCREASED due primarily to the Nautilus acquisition ($345,000) and the 11% increase the average exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED in 2009 primarily due to a prior year’s costs of $321,000 related to the write down of the value of U.K. exploration licenses and seismic data costs of $248,000 not incurred in the current year, partially offset by the 11% increase in the average exchange rate described below.

SALARIES AND EMPLOYEE BENEFITS INCREASED mostly due to the payment of employee termination costs ($993,000), non cash expense related to employee stock options ($616,000), the addition of new personnel at MPC ($256,000), the acquisition of Nautilus ($84,000) and the 11% increase in the average exchange rate discussed below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2009 due to lower depletable costs partially offset by the 11% increase in the average exchange rate described below.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED in 2009 primarily due to increased fees relating to the YEP equity investment and the acquisition of Nautilus.

ACCRETION EXPENSE INCREASED primarily due to the 11% increase the average exchange rate described below and the acquisition of Nautilus.

SHAREHOLDER COMMUNICATIONS INCREASED primarily due to the timing of the 2009 annual meeting which was held in December 2009 compared to the 2008 meeting held in May 2009 and the Nasdaq listing fees of $65,000 incurred related to the YEP transaction.

(GAIN) LOSS ON THE SALE OF ASSETS INCREASED in 2009 due to the gain recorded in 2009 on the sale of MPAL’S Aldinga oil field and certain exploration licenses (See Note 4 to the Financial Statements).

IMPAIRMENT LOSS INCREASED in 2009 due to the impairment loss recorded in 2009 on MPAL’s Udacha assets.

OTHER ADMINISTRATIVE EXPENSES INCREASED in 2009 due to the exchange rate loss on U.S. dollar cash held by MPAL ($1,182,000), a 2008 exchange rate gain that did not occur in 2009 ($402,000), costs relating to the July 2009 closing of the YEP equity investment ($440,000), increased travel costs ($311,000), increased directors’ fees including the addition of two new directors ($176,000), increased office rent ($148,000), and the 11% increase in the average exchange rate described below.

WARRANT EXPENSE INCREASED due to adjusting the YEP warrants to market value, at December 31, 2009. The fair value of the warrants at December 31, 2009 was $4,504,013. These warrants did not exist in 2008.

INCOME TAXES

Income tax provision decreased primarily due to a decrease in income before income taxes compared to the same period last year.

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.8931 at December 31, 2009 compared to a value of $.8048 at June 30, 2009. This resulted in a $5,483,433 credit to the foreign currency translation adjustments account for the six months ended December 31, 2009. The average exchange rate used to translate MPAL’s operations in Australia was $.8710 for the six months ended December 31, 2009, which was an 11% increase compared to the $.7824 rate for the six months ended December 31, 2008.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future. Any appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollars could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $1,783,700 and $1,304,900, for the six months ended December 31, 2009, respectively.

For the six months ended December 31, 2009, oil sales represented approximately 35% of total oil and gas revenues. Based on the current six month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $594,000. Gas sales, which represented approximately 65% of total oil and gas revenues in the current six months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index for the six months ended December 31, 2009.

At December 31, 2009, the carrying value of our investments in marketable securities including those classified as cash and cash equivalents was approximately $28.4 million, which approximates the fair value of the securities. Since the Company expected to hold the investments to maturity, the maturity value should be realized. The value of these marketable securities has not been impacted by the ongoing U.S. credit crisis.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and William E. Begley, Jr., the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of December 31, 2009. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nautilus Controls and Procedures

During the second quarter ended December 31, 2009, the Company acquired a controlling interest in Nautilus (see Note 4 to the Financial Statements in Item 1 above). While the Company is beginning the process of incorporating its controls and procedures into this business, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at the Nautilus subsidiary. Accordingly, in reliance on guidance of the staff of the Securities and Exchange Commission, the internal controls of Nautilus will not be included in the assessment of internal controls over financial reporting by management of the Company for the fiscal year ending on June 30, 2010.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART II - OTHER INFORMATION

DECEMBER 31, 2009

ITEM 1A	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2009. We have added one new risk factor - a discussion of a recently completed acquisition and the impact that this and future acquisitions may have on us.

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

Share Repurchase Plan

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
October 1-31, 2009	0	0	0	319,150
November 1-30, 2009	0	0	0	319,150
December 1-31, 2009	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2009, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) On December 9, 2009, the Company held its 2009 Annual Meeting of Shareholders.

(b) The following two directors were elected as directors of the Company. The vote of shares and shareholders were as follows:

	Shares		Stockholders
	For	Withheld	For	Withheld
Donald V. Basso	43,017,768	2,088,889	911	90
Robert J. Mollah	43,539,625	1,562,327	913	89

(b) The firm of Deloitte & Touche LLP was appointed as the Company’s independent auditors for the year ending June 30, 2010. The vote of shares and shareholders were as follows:

	Shares	Stockholders
For	43,769,432	948
Against	273,234	21
Abstain	1,063,992	34

ITEM 6	EXHIBITS

2.1	Purchase and Sale Agreement between and among the Company, White Bear and the YEP I Fund, dated as of October 14, 2009, incorporated by reference from Exhibit 2.1 to current report on Form 8-K filed on October 19, 2009.

3.1	Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth as filed on February 12, 1988 with the State of Delaware, as filed as Exhibit 4(b) to the Company’s Form S-8 Registration Statement (File No. 333-70567), filed on January 14, 1999, are incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware, as filed as Exhibit 3(a) to the Company’s quarterly report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation related to Article Twelfth as filed on October 15, 2009 with the State of Delaware, is filed herewith.

3.4	Certificate of Amendment to Certificate of Incorporation related to Article Thirteenth as filed on October 15, 2009 with the State of Delaware, is filed herewith.

10.1	Amended and Restated Operating Agreement of Nautilus Poplar, between and among White Bear, the YEP I Fund, Nautilus Tech and Eastern Rider, dated as of October 14, 2009, , incorporated by reference from Exhibit 10.1 to current report on Form 8-K filed on October 19, 2009.

10.2	First Amendment to Registration Rights Agreement, between and among the Company, YEP and the YEP I Fund, dated as of October 14, 2009, incorporated by reference from Exhibit 10.2 to current report on Form 8-K filed on October 19, 2009.

10.3	Letter Agreement between and among the Company, Eastern Rider, Nikolay V. Bogachev and Nautilus Tech, dated October 14, 2009, incorporated by reference from Exhibit 10.3 to current report on Form 8-K filed on October 19, 2009.

10.4	Nockatunga Asset Sale Agreement, Magellan Petroleum (Eastern) Pty Ltd and Santos QNT Pty Ltd, dated as of December 22, 2009, is filed herewith.

31.	Rule 13a-14(a) Certifications.

Certification of William H. Hastings, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is furnished herewith.

Certification of William E Begley, Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is furnished herewith.

32.	Section 1350 Certifications.

Certification of William H. Hastings, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herein.

Certification of William E Begley, Jr. Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herein.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

December 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: February 16, 2010	By	/S/ WILLIAM H. HASTINGS
William H. Hastings,
President and Chief Executive Officer
(Duly Authorized Officer)

	By	/S/ WILLIAM E. BEGLEY, JR.
William E. Begley, Jr.
Chief Financial Officer
(as Principal Financial Officer)