Form 10-Q
period 2010-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2010-05-14
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

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

The number of shares outstanding of the issuer’s single class of common stock as of April 28, 2010 was 52,335,977.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

March 31, 2010

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$37,593,345	$34,688,842
Accounts receivable — Trade (net of allowance for doubtful accounts of $152,133 and $90,102 at March 31, 2010 and June 30, 2009, respectively)	3,382,038	5,346,111
Accounts receivable — working interest partners	581,394	500,404
Marketable securities	—	997,306
Inventories	822,782	847,159
Deferred income taxes	763,597	563,853
Assets held for sale	453,752	—
Other assets	879,698	598,509

Total current assets	44,476,606	43,542,184

Deferred income taxes	5,180,172	5,708,448
Securities available-for-sale (at fair value)	256,798	903,924
Deposit – Evans Shoal	13,788,000	—
Property and equipment, net:
Oil and gas properties (successful efforts method)	124,424,465	117,617,555
Land, buildings and equipment	3,587,866	2,962,649
Field equipment	5,938,234	868,504

	133,950,565	121,448,708
Less accumulated depletion, depreciation and amortization	(102,329,822)	(103,919,971)

Net property and equipment	31,620,743	17,528,737
Goodwill	4,020,706	4,020,706
Other assets	138,056	—

Total assets	$99,481,081	$71,703,999

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2010	June 30, 2009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,790,172	$2,688,342
Accrued liabilities	1,731,284	1,639,284
Demand notes payable	500,000	—
Current portion of note payable	451,586	—
Fair value of derivative contract	220,952	—
Income taxes payable	—	2,054,052

Total current liabilities	4,693,994	6,381,678

Long term liabilities:
Deferred income taxes	1,176,731	1,923,907
Notes payable	343,941	—
Other long term liabilities	483,533	70,232
Asset retirement obligations	11,136,121	9,815,262

Total long term liabilities	13,140,326	11,809,401

Commitments and contingencies	—	—
Equity:
Equity attributable to Magellan Petroleum Corporation:
Common stock, par value $.01 per share: Authorized 200,000,000 shares, outstanding 52,335,977 and 41,500,325, respectively	523,358	415,001
Capital in excess of par value	91,063,534	73,311,075
Accumulated deficit	(20,735,183)	(22,192,919)
Accumulated other comprehensive income	8,885,270	1,979,763

Total equity attributable to Magellan Petroleum Corporation	79,736,979	53,512,920
Non-controlling interest in subsidiaries	1,909,782	—

Total equity	81,646,761	53,512,920

Total liabilities and equity	$99,481,081	$71,703,999

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2010	2009	2010	2009
REVENUES:
Oil sales	$1,947,505	$1,707,287	$7,890,129	$9,184,879
Gas sales	2,024,487	3,291,615	12,985,167	10,600,544
Other production related revenues	1,164,953	523,611	2,856,704	1,348,058

Total revenues	5,136,945	5,522,513	23,732,000	21,133,481

COSTS AND EXPENSES:
Production costs	1,823,303	1,951,335	7,243,205	6,218,141
Exploration and dry hole costs	225,204	1,385,552	882,260	2,652,929
Salaries and employee benefits	1,281,819	386,450	4,032,120	1,200,435
Depletion, depreciation and amortization	704,428	1,130,134	3,351,564	5,691,415
Auditing, accounting and legal services	387,260	602,058	1,164,334	1,291,857
Accretion expense	161,828	118,206	546,179	396,482
Shareholder communications	77,951	138,414	380,125	351,586
Other administrative expenses	1,953,959	776,278	5,976,356	2,069,528
(Gain) loss on sale of assets	(5,693,784)	211	(6,828,059)	12,072
Impairment loss	—	—	1,604,417	—

Total costs and expenses	921,968	6,488,638	18,352,501	19,884,445

Operating income (loss)	4,214,977	(966,125)	5,379,499	1,249,036
Warrant expense	(1,897,753)	—	(4,276,472)	—
Investment and other income	327,187	273,641	2,862,118	1,362,185

Income (loss) before income taxes	2,644,411	(692,484)	3,965,145	2,611,221
Income tax (provision) benefit	(1,463,723)	1,083,101	(2,485,529)	(1,237,487)

Net income	1,180,688	390,617	1,479,616	1,373,734
Less net income attributable to non-controlling interest in subsidiaries	(18,243)	—	(21,880)	—

Net income attributable to Magellan Petroleum Corporation	$1,162,445	$390,617	$1,457,736	$1,373,734

Average number of shares outstanding
Basic	51,989,866	41,500,325	51,100,029	41,500,325

Diluted	54,464,150	41,500,325	52,442,981	41,500,325

Net Income per basic and dilutive share attributable to Magellan Petroleum Corporation common shareholders	$0.02	$0.01	$0.03	$0.03

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,479,616	$1,373,734
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) from disposal of assets	(6,828,059)	12,072
Gain from sale of investments	(2,065,369)	—
Depletion, depreciation and amortization	3,351,564	5,691,415
Accretion expense	546,179	396,482
Deferred income taxes	766,939	(1,168,693)
Stock-based compensation and change in warrant valuation	6,132,081	11,372
Write off of exploration permits	—	358,294
Exploration and dry hole costs	—	5,677
Impairment loss	1,604,417	—
Changes in operating assets and liabilities:
Accounts receivable	3,662,662	2,608,049
Other assets	(88,641)	(171,926)
Inventories	658,657	77,334
Accounts payable and accrued liabilities	(2,653,481)	2,607,001
Income taxes payable	(2,694,542)	(2,377,600)

Net cash provided by operating activities	3,872,023	9,423,211
INVESTING ACTIVITIES:
Proceeds from sale of assets	7,247,339	48,279
Additions to property and equipment	(1,976,654)	(1,968,626)
Oil and gas exploration activities	(214,096)	(224,844)
Proceeds from sale of securities available for sale	9,615,215	—
Purchase of securities available for sale	(7,259,082)	—
Proceeds from sale of securities	494,511	—
Marketable securities matured or sold	7,194,090	1,705,689
Marketable securities purchased	(6,196,784)	(2,398,694)
Deposit for purchase of Evans Shoal	(13,788,000)	—
Purchase of controlling interest – Nautilus Poplar LLC	(7,309,113)	—
Cash acquired – purchase of Nautilus Poplar LLC	314,727	—
Purchase of working interests in oil and gas properties	(4,090,170)	—

Net cash used in investing activities	(15,968,017)	(2,838,196)

FINANCING ACTIVITIES:
Debt principal payments	(235,392)	—
Proceeds from issuance of stock	10,000,000	—

Net cash provided by financing activities	9,764,608	—

Effect of exchange rate changes on cash and cash equivalents	5,235,889	(10,907,529)

Net increase (decrease) in cash and cash equivalents	2,904,503	(4,322,514)
Cash and cash equivalents at beginning of period	34,688,842	34,615,228

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,593,345	$30,292,714

Cash Payments:
Income taxes	4,413,136	4,436,995
Interest	38,864	—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding loss	(25,703)	—
Revision to estimate of asset retirement obligations	1,421	(995,621)
Write off of exploration permits	—	358,294
Accounts payable related to property and equipment	15,246	15,436

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2010	2009	2010	2009
Net income	$1,180,688	$390,617	$1,479,616	$1,373,734
Foreign currency translation adjustments	1,854,137	(371,881)	7,337,570	(17,329,439)
Unrealized loss on derivative contract, net of deferred tax	(220,952)	—	(220,952)	—
Unrealized holding loss, net of deferred tax	(20,060)	—	(247,667)	—

Total comprehensive income (loss)	2,793,813	18,736	8,348,567	(15,955,705)

Less net income attributable to non-controlling interest in subsidiary	(18,243)	—	(21,880)	—
Add back unrealized loss on derivative contract attributable to non-controlling interest in subsidiary	36,556	—	36,556	—

Comprehensive income (loss) attributable to Magellan Petroleum Corporation	$2,812,126	$18,736	$8,363,243	$(15,955,705)

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
June 30, 2009	$415,001	$73,311,075	$(22,192,919)	$1,979,763	$—	$53,512,920
Shares issued-equity investment (Note 2)	86,957	7,524,371	—	—	—	7,611,328
Purchase of subsidiary Nautilus acquisition (Note 3)	17,000	2,363,000	—	—	1,924,458	4,304,458
Warrants reclassified (Note 2)	—	6,401,765	—	—	—	6,401,765
Stock and stock option compensation	4,400	1,463,323	—	—	—	1,467,723
Net income	—	—	1,457,736	—	21,880	1,479,616
Comprehensive income:
Foreign currency translation adjustments	—	—	—	7,337,570	—	7,337,570
Unrealized holding gains, net of deferred tax	—	—	—	(247,667)	—	(247,667)
Unrealized loss on derivative contract, net of deferred tax and non-controlling interest	—	—	—	(184,396)	(36,556)	(220,952)

March 31, 2010	$523,358	$91,063,534	$(20,735,183)	$8,885,270	$1,909,782	$81,646,761

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

Magellan Petroleum Corporation (“MPC” or “Magellan” or “the Company”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. MPC’s principal asset is its 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”). As of March 31, 2010, MPAL’s major assets are two petroleum production leases covering the Mereenie oil and gas field (35% working interest), one petroleum production lease covering the Palm Valley gas field (52% working interest) and seventeen licenses in the United Kingdom, three of which are operating licenses. Both the Mereenie and Palm Valley fields are located in the Amadeus Basin in the Northern Territory of Australia. Santos Limited, a publicly owned Australian company, owns a 48% interest in the Palm Valley field and a 65% interest in the Mereenie field. Santos Ltd. is the operator of the Mereenie fields.

On March 25, 2010, MPAL executed an agreement with Santos Limited (“Santos”) to purchase Santos’ 40% interest in the Evans Shoal natural gas field (NT/P48), located in the Bonaparte Basin offshore Northern Australia. Under the agreement, Magellan is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million (U.S. $91 million) for its interest in Evans Shoal. Magellan would also pay additional contingent payments to Santos of (AUS) $50 million (U.S. $45.5 million) upon a favorable partner vote on any final investment decision to develop Evans Shoal and (AUS) $50 million (U.S. $45.5 million) upon first stabilized gas production from NT/P 48. Closing and completion of the purchase is subject to regulatory and other approvals and is expected to occur in the second half of calendar 2010. See Note 4 for further discussion.

On March 9, 2010, the Company entered into a Purchase and Sale Agreement with Hunter Energy LLC under which the Company purchased Hunter’s 25.05% average working interests in the East Popular Unit and Northwest Poplar field. In a separate transaction the Company also purchased a 1.25% interest in the same fields, from a different owner. Magellan, itself and through its subsidiaries, now owns an 83.68% average working interests in the East Poplar Unit and Northwest Poplar field. See Note 3 for further discussion of these acquisitions.

On October 15, 2009, the Company acquired an approximate 83.5% controlling member interest in Nautilus Poplar, LLC (“Nautilus”). Nautilus, based in Denver, Colorado, owns and operates oil development assets in Roosevelt County, Montana known as the East Poplar Unit and the Northwest Poplar field. See Note 3 for further discussion of this acquisition.

During the quarter ended December 31, 2009, the Company entered into agreements to sell all of its assets located in the Cooper Basin, Australia. The proceeds from the series of transactions to sell the Cooper Basin assets, which includes Nockatunga, Kiana, and Aldinga oil fields and other miscellaneous exploration licenses (subject to final sale agreements) are expected to total (AUS) $9.975 million, subject to final accounting adjustments. These assets, which related to the MPAL reporting segment, are being disposed of because they are non-core to our strategies. See Note 5 for further discussion.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and its subsidiaries, MPAL and Nautilus (collectively the “Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. All amounts presented are in United States dollars, unless otherwise noted.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-03, Extractive Activities Oil and Gas (Topic 932) - Oil and Gas Reserve Estimation and Disclosures, to align the oil and gas reserve estimation and disclosure requirements of FASB ASC Topic 932, Extractive Activities – Oil and Gas, with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. The ASU is effective for annual reporting periods ending on or after December 31, 2009. Early application is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s financial statements for the year ending June 30, 2010.

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

Accounting for derivative instruments

The Company’s results of operations and operating cash flows are impacted by the fluctuations in the market prices of crude oil. To mitigate a portion of the exposure to adverse market changes, the Company will periodically enter into various derivative instruments. The purpose of the derivative instrument is to provide a measure of stability to the Company’s cash flow in meeting financial obligations while operating in a volatile crude oil market environment. The derivative instrument reduces the Company’s exposure on the hedged production volumes to decreases in commodity prices and limits the benefit the Company might otherwise receive from any increases in commodity prices on the hedged production volumes.

The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment for changes in fair value, as specified in ASC 815 “Derivatives and Hedging,” is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in accumulated other comprehensive income on the accompanying balance sheet until the hedged item is recognized in earnings as crude oil revenue. If the hedge has an ineffective portion, that particular portion of the gain or loss would be immediately reported in earnings (see Note 6).

Goodwill

The aggregate amount of goodwill at March 31, 2010 and June 30, 2009 was $4,020,706. At March 31, 2010, goodwill consisted of $4,020,706 related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. Goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30th.

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

The Warrant Agreement contained anti-dilutive provisions that reduce the exercise price of the warrants based on certain trigger events such as the issuance of additional shares at a discount from the then current warrant exercise price. Since the provisions permitted the warrant holder to avoid bearing some of the risks and rewards normally associated with equity share ownership, the warrants were classified as liabilities and marked to market each reporting date with the change in value flowing through earnings.

On March 11, 2010, YEP and the Company agreed to amend the Warrant Agreement to remove certain anti-dilution provisions. As a result, the Warrants were reclassified as equity and no revaluations are required subsequent to March 11, 2010.

On March 11, 2010, the date of the modified Warrant Agreement, the fair value of the warrants was $6,401,765 based on the Black-Scholes valuation models using the following assumptions:

March 11, 2010
Risk free interest of credit	2.11%
Expected life	4.31 yrs
Expected volatility (based on historical price)	52%
Expected dividend	$0

For the three and nine months ended March 31, 2010, non-cash charges of $1,897,753 and $4,276,472, respectively, were recorded in the consolidated statement of income.

Note 3 Acquisitions

Acquisition of controlling member interest in Nautilus Poplar LLC

On October 15, 2009, we acquired an approximate 83.5% controlling member interest in Nautilus. Based in Denver, Colorado, Nautilus owns and operates oil development assets in Roosevelt County, Montana known as the East Poplar Unit and the Northwest Poplar field. Consideration for this acquisition consisted of a cash payment totaling approximately $7.3 million, issuance of 1.7 million new shares of Company Common Stock (valued at $1.40 per share on the date of the acquisition), and the assumption of $1.5 million of debt. The controlling interest in Nautilus was purchased from White Bear LLC and YEP I, SICAV- FIS, entities affiliated with Nikolay Bogachev, a director of the Company. In addition, Thomas Wilson, a director of the Company, has a direct ownership interest in Nautilus.

Nautilus was acquired to gain a presence in the United States and is a business mechanism to grow oil production in an attractive, stable environment. The Poplar Dome area is an underexploited area with a wide range of development strategies used effectively in similar fields in the Basin but not yet in Montana.

The purchase was accounted for under the acquisition method of accounting. Under this method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price has been prepared based on preliminary estimates of fair values and is subject to revision for the changes in the estimated fair value. The results of Nautilus’ operations have been included in the consolidated financial statements since October 15, 2009.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the allocation of the acquisition cost based upon preliminary fair values.

Purchase price:
Cash consideration	$7,309,113
Value of Magellan common stock issued	2,380,000

Total consideration	$9,689,113

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$314,727
Accounts receivable	968,847
Other current assets	551,234
Oil properties	13,607,499
Other non-current assets	387,943

Total assets acquired	15,830,250
Accounts payable	886,165
Other current liabilities	1,645,037
Asset retirement obligations	1,064,000
Other non-current liabilities	621,477

Total liabilities acquired	4,216,679

Total identifiable net assets	11,613,571
Less non controlling interest	(1,924,458)

Net assets acquired by Magellan Petroleum Corporation	$9,689,113

The preliminary allocation has been revised since December 31, 2009 for a tax election taken by Nautilus under Internal Revenue Service Code section 754. As a result of this election, the book and tax basis of Nautilus’ oil and gas properties attributable to MPC will be equal, thereby reducing the deferred taxes on oil & gas properties and the related goodwill.

The results of operations of Nautilus included in the consolidated statement of operations of Magellan for the period ended March 31, 2010 was net income of $132,246 on revenues of $1,642,858.

Acquisition of working interest in Poplar Fields

On March 9, 2010, the Company entered into a Purchase and Sale Agreement with Hunter Energy LLC under which the Company assumed Hunter’s 25.05% average working interests in those Montana fields. On March 8, 2010, the Company also acquired a 1.25% average working interest in the same fields from Nautilus Technical Group (NTG).

Magellan itself and through its subsidiaries, now owns an 83.68% average working interests in these Montana fields, after consideration of its controlling interest in Nautilus.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nautilus will continue to serve as the operator of the Poplar Fields.

A working interest in an oil and gas property is considered a business for reporting purposes. As such, the purchases were accounted for under the acquisition method of accounting. Therefore, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price has been prepared based on preliminary estimates of fair values and is subject to revision for changes in the estimated fair value. The effective date for revenue and expense recognition for these properties is April 1, 2010. As such, no revenues or expense related to the newly acquired working interests is included in the statement of income for the periods ended March 31, 2010.

The following table presents the allocation of the acquisition costs of each transaction, based upon preliminary fair values.

	25.05% Avg. Working Int.	1.25% Avg. Working Int.	Total
Purchase price/cash consideration	$3,852,670	$237,500	$4,090,170

Recognized amounts of identifiable assets acquired and liabilities assumed:
Oil properties	3,123,497	201,116	3,324,613
Oil and gas equipment	1,116,667	55,719	1,172,386

Total identifiable net assets	4,240,164	256,835	4,496,999
Asset retirement obligations	387,494	19,335	406,829

Total net identifiable assets acquired	$3,852,670	$237,500	$4,090,170

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Pro Forma Results

The following pro forma financial information represents the combined results for the Company including, Nautilus and the working interests purchased on March 8th and 9 th, in the Poplar Fields for the three and nine months ended March 31, 2010 and 2009, as if the acquisitions had occurred on July 1, 2009:

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009

Total Revenue	$5,459,728	$6,099,072	$25,367,202	$24,394,112
Costs and expenses	1,080,282	7,180,113	19,764,834	23,153,629

Operating income (loss)	4,379,446	(1,081,041)	5,602,368	1,240,483
Other (expense) income - net	(1,570,566)	273,641	(1,414,025)	1,368,364

Income (loss) before taxes	2,808,880	(807,400)	4,188,343	2,608,847
Income tax (provision) benefit	(1,463,723)	1,083,101	(2,485,529)	(1,237,487)

Net income (loss)	1,345,157	275,701	1,702,814	1,371,360
Less non-controlling interest in subsidiaries (income) loss	(18,243)	30,454	15,089	57,089

Net income attributable to Magellan Petroleum Corporation	$1,326,914	$306,155	$1,717,903	$1,428,449

Average number of shares outstanding
Basic	51,989,866	43,200,325	51,760,102	43,200,325

Diluted	54,464,150	43,200,325	53,154,684	43,200,325

Net Income (loss) per basic share attributable to Magellan Petroleum Corporation common shareholders	$0.03	$0.01	$0.03	$0.03

Net Income (loss) per dilutive share attributable to Magellan Petroleum Corporation common shareholders	$0.02	$0.01	$0.03	$0.03

Note 4 Evans Shoal Agreement

On March 25, 2010, MPAL entered into an agreement with Santos Limited (Santos) to purchase Santos’ 40% interest in the Evans Shoal natural gas field (NT/P48), located in the Bonaparte Basin offshore Northern Australia.

Under the agreement, Magellan is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million (U.S. $91 million equivalent) for its interest in Evans Shoal on or before December 25 2010. Magellan would also pay additional contingent payments to Santos of (AUS) $50 million (U.S.$45.5 million) upon a favorable partner vote on any final investment decision to develop Evans Shoal and (AUS) $50 million (U.S.$45.5 million) upon first stabilized gas production from NT/P 48. Closing and completion of the purchase is subject to regulatory and other approvals and is expected to occur in the second half of 2010.

The Company is currently working toward initiatives including but not limited to; new equity financing options, private investment and or partner contributions to meet the financial commitments related to this agreement. The first segment of the transaction was a cash deposit of (AUS) $15 million (U.S. $13.8 million) which is included in the consolidated balance sheet at March 31, 2010. In certain circumstances the Company could lose its rights to the deposit. However, the Company believes this is unlikely.

Note 5 Sale of Cooper Basin Assets and Assets held for Sale

During the quarter ended December 31, 2009, the Company entered into agreements to sell all of its assets located in the Cooper Basin, Australia. The proceeds from the series of transactions to sell the Cooper Basin assets, which includes Nockatunga, Kiana, and Aldinga oil fields and other miscellaneous exploration licenses (subject to final sale agreements) are expected to total Australian $9.975 million, subject to final accounting adjustments. These assets, which related to the MPAL reporting segment, are being disposed of because they are non-core to our strategies. All of these properties were previously carried in property and equipment at $20,684,459, net of accumulated depletion of $17,094,936.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Nockatunga, Kiana and Aldinga oil fields and certain exploration licenses were sold in the nine months ended March 31, 2010. The Company recorded a gain of approximately $5.7 million ($4.0 million net of tax) and $6.8 million ($4.8 million net of tax) for the three and nine months ended March 31, 2010, related to the sale of these assets.

The sale of the remaining Cooper Basin Assets, which includes certain exploration licenses, is expected to be completed prior to June 30, 2010. These assets are included in assets held for sale.

The Company also recorded an impairment loss in the quarter ended December 31, 2009 of approximately $1.6 million related to its Udacha assets, PEL91 and 106, located in the Cooper Basin. This loss reflected the difference in the expected sales price and the net book value of the assets at December 31, 2009, and is reported as an impairment loss in the statement of income.

Assets held for sale at March 31, 2010 consists of the following:

March 31, 2010
Oil and gas properties	$648,217
Deferred income taxes	(194,465)

Assets held for sale	$453,752

Note 6 Derivative Contract

In February 2010, Nautilus (Note 3), entered into a derivative contract with BP Corporation of North America, Inc. (Counterparty). The contract with the Counterparty consists of two components. The first component is a swap on 3,000 bbls per month for the months of February 2010 through January 2011. The terms of the contract call for monthly settlements on 3,000 bbls based on the calculated difference of the average daily WTI NYMEX price for the respective month and a fixed price of $64 per bbl. The second component of the contract is an option on 1,950 bbls per month for the months of February 2010 through January 2011. The terms of the contract call for a monthly settlements on the 1,950 bbls whereby the counterparty will pay 65% of the differential between the fixed price of $64 and the average daily WTI NYMEX price for the respective month only to the extent that WTI-NYMEX pricing is in excess of the fixed price of $64. On the second contract there is no exposure to the Company when pricing of the WTI-NYMEX is below $64.

The Company has elected hedge accounting and has declared the transactions to be a cash flow hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Accumulated Other Comprehensive Income on the accompanying balance sheet until the hedged item is recognized in earnings as crude oil revenue. If the hedge has an ineffective portion, that particular portion of the gain or loss would be immediately reported in earnings. The Company elected to utilize the Hypothetical-Derivative Method for evaluating the hedged item for ineffectiveness. Under this method, the amount of ineffectiveness, if any, recorded in crude oil revenue is the excess of the cumulative change in the fair value of the hedged item over the cumulative change in the fair value of the perfect hypothetical hedge.

The following crude oil contracts were in place as of March 31, 2010, and qualified as cash flow hedges:

Period	Type of Contract	Crude oil Volume per Day	Price per bbl	Fair Value Asset (Liability)
February 2010—January 2011	Swap/option	3,000/1950 bbl	$64.00	$(220,952)

For the three and nine months ended March 31, 2010, the Company has recognized in other comprehensive income changes in fair value of $220,952 on the contracts that have been designated as cash flow hedges on forecasted sales of crude oil. For the three and nine months ended March 31, 2010, the Company recognized $31,230, respectively, in net losses from hedging activities, included in oil sales. No ineffectiveness was recorded on the derivative instruments for the three and nine months ended March 31, 2010, as the cumulative change in the fair value of the hedged item did not exceed the cumulative change in the hypothetical hedge.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 13 – Fair Value Measurements.

Note 7 Stock Based Compensation

Non-employee options

During the nine months ended March 31, 2010, the Company granted 262,500 time-based options and 125,000 performance/market based options (“PBO”) with an exercise price of $1.20 per share to a director/consultant under the Company’s 1998 Stock Incentive Plan. No options were issued to non-employees during the three months ended March 31, 2010.

Since these options were issued to a non-employee, the Company determines their fair value at the end of each reporting period. The option expense is recognized in the statement of operations using the accelerated method for the time-based awards with graded vesting and over the derived term for PBO’s.

The fair value of the time based options at March 31, 2010 was determined to be $463,960 based on the Black-Scholes valuation model using the following assumptions:

March 31, 2010
Risk free interest rate	3.62%
Expected life	8.83 yrs
Expected volatility (based on historical price)	62%
Expected dividend	$0

The expected life of the time-based options is the remaining contractual term. The Company recorded non-cash charges of $110,162 and $212,648 related to these time based options for the three and nine months ended March 31, 2010, respectively. Unrecognized compensation for these options was $251,312 as of March 31, 2010. The time-based stock options vest in equal annual installments over the vesting period, which is also the requisite service period.

During the quarter ended March 31, 2010, the PBOs of the director/consultant vested upon the attainment of the market condition.

Due to the attainment of the market condition, the Company changed from a valuation approach that was appropriate for the market-conditioned based options to the Black-Scholes method, which is consistent with the treatment of other similar instruments issued by the Company.

The fair value of the PBOs was measured on the date vesting occurred, March 2, 2010. Based on the Black-Scholes valuation model, the fair value was determined to be $178,738. The Company recorded non-cash charges of $110,492 and $178,738 during the three and nine months ended March 31, 2010, respectively, related to the PBOs. The variables and assumptions used in this calculation at March 2, 2010, were as follows:

March 2, 2010
Risk free interest rate	3.20%
Expected life	9.0 yrs
Expected volatility (based on historical price)	63%
Expected dividend	$0

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee options

During the nine months ended March 31, 2010, the Company granted to employees 783,333 time-based options, and 266,667 PBOs.

Vesting criteria of these PBOs is determined by the Company’s board of directors, after receiving a recommendation by the compensation, governance and nominating committee. The PBOs had vesting conditions not probable of being met at March 31, 2010, accordingly no expense has been recognized for the three and nine months ended March 31, 2010 for these PBOs.

The Company determined the fair value of these options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of certain assumptions including the expected stock price volatility. The assumptions used to value the Company’s time based grants were as follows:

	October 1, 2009	December 15, 2009	February 10, 2010	February 10, 2010
Risk free interest rate	2.43%	2.62%	2.77%	2.56%
Expected life	5.75 yrs	5.75 yrs	6.00 yrs	5.44 yrs
Expected volatility (based on historical price)	62%	63%	61%	63%
Expected dividend	$0	$0	$0	$0

The expected life of the time based options was determined under the “simplified” method.

The following is a summary of option transactions for the nine months ended March 31, 2010:

Options Outstanding	Expiration Dates	Number of Shares	Exercise Prices ($)	Fair Value at Grant Date
June 30, 2009		3,242,500	$1.25 weighted average
PBO and time based options awarded	Jul. 2019	387,500	1.20	$247,280
Time based options awarded	Oct. 2019	150,000	1.40	115,868
Time based options awarded	Dec. 2019	100,000	1.72	95,725
PBO’s awarded (1)	Feb. 2010	177,778	1.63	116,378
PBO’s awarded (1) (2)	Feb. 2010	88,889	—	—
Time based options awarded (1)	Feb. 2010	533,333	1.63	511,874

March 31, 2010		4,680,000	$1.30 weighted average

(1)	Effective May 3, 2010, these options were forfeited upon termination of the employee and there was no option expense recorded for these options for the three and nine months ended March 31, 2010.
(2)	Per the terms of these options, they will be assigned an exercise price at the time of vesting. Without an exercise price no fair value has been determined and as such they are not included in the weighted average price per share. If the exercise price had been the stock price on the date granted of $1.63, the weighted average price above would change to $1.33.

The company recorded employee option compensation expense of $571,113 and $1,186,751 for the three and nine months ended March 31, 2010 which is reflected in the consolidated statements of income. Unrecognized compensation expense was $822,783 as of March 31, 2010 related to employee options.

On March 31, 2010, the Company granted 700,000 options to its Directors, one of whom is also a consultant. All of these options are subject to shareholder approval at the annual shareholders’ meeting to be held in the fall of 2010. As this approval is pending,

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

there is no grant date for accounting purposes and, consequently, there was no financial statement impact during the three and nine months ended March 31, 2010. The options have an exercise price of 2.24, vest evenly over 3 years beginning April 1, 2011 and expire on April 1, 2020.

On March 31, 2010, the Company also granted to its directors and consultant director 350,000 non-vested shares of Company Common Stock which vest over 3 years. Of these share 141,666 vest on April 1, 2010 and 104,167 vest April 1, 2011 and 2012. Option expense of $174,872 was recorded for the three and nine months ended March 31, 2010 and is included in the statements of income for the periods then ended. The expense is being recognized over the requisite service period using the accelerated method. Unrecorded compensation expense for these non-vested shares was $609,127 as of March 31, 2010.

Note 8 Earnings (Loss) per Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling items in the calculation of diluted earnings per share was the dilutive effect of stock options and warrants which were computed using the treasury stock method and the non-vested shares (Note 7).

During the three and nine month periods ended March 31, 2010, the Company issued 800,000 and 1,437,500 stock options, respectively, 4,347,826 warrants and 350,000 non-vested shares (see Note 2 – Equity Investment and Note 7 – Stock Based Compensation).

For the three and nine month periods ended March 31, 2010, the Company had 7,715,326 and 5,477,826 options and warrants outstanding respectively, that had an exercise price below the average stock price for the periods that resulted in 2,308,363 and 1,220,600 incremental dilutive shares for the respective periods. The Company also had 350,000 non-vested shares of company stock for the three and nine months ended March 31, 2010, that resulted in 165,921 and 122,352 incremental dilutive shares for the periods respectively. There were no other potentially dilutive items at March 31, 2010.

During the three and nine month periods ended March 31, 2009, the Company issued 3.1 million stock options. These options were issued under the 1998 Stock Incentive Plan, which was subject to shareholder approval at the May 27, 2009 annual shareholders meeting. As this approval was pending, there was no grant date for accounting purposes and, consequently, there was no financial statement impact during the three and nine month period ended March 31, 2009. At March 31, 2009, the Company did not have any stock options that were issued that had an exercise price below the average stock price for the period. Accordingly, there were no potentially dilutive items at March 31, 2009.

Note 9 Segment Information

The Company has three reportable segments: MPC, its wholly owned subsidiary, MPAL and its 83.5% controlling member interest in Nautilus. The Company’s chief operating decision maker is William H. Hastings (President, Chief Executive Officer) who reviews the results of the MPC, MPAL and Nautilus businesses on a regular basis. All three segments engage in business activities from which they may earn revenues and incur expenses. MPAL and its wholly owned subsidiaries are considered one segment. Although there is discreet information available below the MPAL level, their products and services, production processes, market distribution and customers are similar in nature. In addition, MPAL has a management team which focuses on drilling efforts, capital expenditures and other operational activities.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information (in thousands) for the Company’s three operating segments is as follows:

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2010	2009	2010	2009
Revenues:

MPC	$—	$29	$—	$146
Nautilus	903	—	1,643	—
MPAL	4,234	5,494	22,089	20,987

Total consolidated revenues	$5,137	$5,523	$23,732	$21,133

Operating (Loss) income:
MPC	$188	$(1,312)	$(3,446)	$(2,728)
Nautilus	120	—	131	—
MPAL	3,907	346	8,694	3,977

Total operating income (loss)	$4,215	$(966)	$5,379	$1,249

Net (Loss) income:

MPC	$(1,706)	$(1,307)	$(6,235)	$(2,741)
Nautilus	110	—	132	—
MPAL	2,777	1,698	7,583	4,115

Consolidated net income (loss)	$1,181	$391	$1,480	$1,374
Less net income attributable to non-controlling interest in subsidiaries	(18)	—	(22)	—

Consolidated net income attributable to Magellan Petroleum Corporation	$1,162	$391	$1,458	$1,374

	March 31, 2010	June 30, 2009
Assets:
MPC	$72,077	$68,349
Nautilus	15,439	—
MPAL (1)	80,086	69,711
Equity elimination	(68,121)	(66,356)

Total consolidated assets	$99,481	$71,704

(1)	Goodwill attributable to MPAL was $4,020,706 at March 31, 2010 and June 30, 2009.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 Exploration and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s properties. Components of these costs are as follows:

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
Exploration and Dry Hole Costs	2010	2009	2010	2009
Farmout, field monitoring and technical costs	$109,997	$401,513	$662,442	$1,098,022
Seismic data and acquisition costs (1)	111,300	942,586	215,911	1,190,936
Other (2)	3,907	41,453	3,907	363,971

Total	$225,204	$1,385,552	$882,260	$2,652,929

(1)	Seismic data costs related to U.K. permits in 2010 and to the Nockatunga fields in 2009.
(2)	The nine month period ended March 31, 2009 includes a write off of expired U.K. permits of $294,554 and an impairment loss related to U.K. permits of $63,740.

Note 11 Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the nine months ended March 31, 2010 was as follows:

Balance at June 30, 2009	$(9,815,262)
Liabilities incurred (1)	(1,470,829)
Liabilities settled	—
Accretion expense	(546,179)
Revisions to estimate	1,421
Sale of assets	1,870,526
Exchange effect	(1,175,798)

Balance at March 31, 2010	(11,136,121)

(1)	$1,064,000 relates to purchase of Nautilus and $406,829 relates to the working interest purchased in the Poplar Field (Note 3).

Note 12 Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis for the nine months ended March 31, 2010 is 63% compared to 47% for the period ended March 31, 2009. The primary reason for the high effective tax rate is that MPAL has net income and will pay taxes while the U.K. losses resulting from exploration activities and MPC’s losses do not generate tax benefits.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 Fair Value Measurements

The Company’s items to which fair value measurements apply are cash equivalents, securities available for sale, marketable securities (fixed maturity securities), and derivative contracts. Cash equivalents and securities available for sale are classified as Level 1 in the fair value hierarchy. These investments are traded in active markets and quoted prices are available for identical investments. Fixed maturity securities are classified as Level 2 within the fair value hierarchy. The fair value of these instruments is estimated using pricing models which utilize inputs such as recent trades for the same or similar instrument, yield curves, discount margin and bond structures.

Cash balances were $22,277,546 as of March 31, 2010 and the remaining $15,315,799 was held in time deposit accounts in several Australian banks that have terms of 90 days or less, and are therefore classified as cash equivalents. The fair value of cash equivalents approximates carry value due to the short term nature of those instruments. National Australia Bank, Ltd. (“NAB”) holds 53% of the cash and cash equivalent balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

The following table presents the amounts of assets carried at fair value at March 31, 2010 and June 30, 2009 by the level in which they are classified within the valuation hierarchy:

	Fair Value Measurements at March 31, 2010 Rate Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Securities available for sale	$256,798	—
Derivative contract (Liability)	—	$(220,952)

	Fair Value Measurements at June 30, 2009 Rate Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Securities available for sale	$903,924	—
Marketable securities (fixed maturity securities)	—	$999,775

See Note 6 for Derivate Contract

Marketable Securities

At March 31, 2010, MPC did not have any marketable securities. At June 30, 2009, MPC had the following marketable securities which are expected to be held until maturity and are carried at amortized cost:

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

Securities Available-for-Sale

The Company classifies equity securities that have a readily determinable fair value and are not bought and held principally for the purpose of selling them in the near term as securities available-for-sale. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. The Company had the following securities classified as available for sale at March 31, 2010 and June 30, 2009:

March 31, 2010	Maturity Date	Fair Value
Equity securities	Not applicable	$256,798

June 30, 2009	Maturity Date	Fair Value
Equity securities	Not applicable	$903,924

During the three months ended March 31, 2010, the Company did not sell any available-for-sale equity securities. The amount of net unrealized holding losses that have been included in accumulated other comprehensive income on remaining securities available-for-sale, is $20,061 for the three months ended March 31, 2010.

During the nine months ended March 31, 2010, the Company received proceeds of $2,648,278, upon the sale of available-for-sale equity securities. The gain on sale was calculated on a last-in-first-out basis. Realized gains of $2,065,369 for the nine months ended March 31, 2010, were included in earnings. The amount of unrealized holding gains for the nine months ended March 31, 2010 that has been reclassified out of accumulated other comprehensive income into earnings and included in the gain on sale is $1,051,299. The amount of net unrealized holding losses, that have been included in accumulated other comprehensive income on remaining securities available-for-sale was $25,703 for the nine months ended March 31, 2010.

Derivative Instruments

The fair value of our derivative contract is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices (Note 6).

Note 14 Nondepletable Assets

At March 31, 2010 and June 30, 2009, oil and gas properties include $4.3 million and $6.6 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

	At March 31, 2010		At June 30, 2009
Nondepletable capitalized costs	$A	$US	$A	$US
PEL 106 – Cooper Basin (1)	$—	$—	$1,929,470	$1,552,838
Weald/Wessex Basin U.K. (2)	1,436,199	1,308,521	1,222,102	983,548
Nautilus	—	420,986	—	—
Exploration permits and licenses – Australia and U.K. (3)	—	2,585,826	—	4,104,491

Total		$4,315,333		$6,640,877

(1)	These costs were capitalized during the fiscal year ended June 30, 2006 and remained capitalized because the related well had sufficient quantity of reserves to justify its completion as a producing well. This permit was a part of the Cooper Basin asset sale described in Note 5.
(2)	Capitalized exploratory well costs pending discovery of reserves.
(3)	The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value, related to step up to fair value for the 44.87% remaining interest of MPAL acquired in 2006, may be impaired.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 Debt

The Company’s long-term debt consists of the following:

March 31, 2010
Note payable to bank in monthly installments of $36,500 plus interest, at 6.0% through 2011	$769,720
Loans payable, varying terms through 2012, collateralized by vehicles	25,807

$795,527
Less current portion	451,586

Long-term debt, excluding current portion	$343,941

The following is a summary of principal maturities of long-term debt:

Less than 1 year	$451,586
Two years	$343,941

Under the Note, Nautilus is subject to both financial and non-financial covenants. The financial covenant includes maintaining a debt service coverage ratio, as defined, of 1.2 to 1.0, which is calculated based on the annual tax return. As of March 31, 2010, Nautilus was in compliance with the financial covenant. If the covenant is violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and repayment of all principal and interest outstanding under the note.

The Company also has a demand note payable, classified as short term debt, which consists of advances under a $500,000 working capital line of credit. The line bears interest at 6.50%, matures on March 31, 2010 and was renewed subsequent to March 31, 2010. The note payable to bank and the demand note payable are collateralized by first mortgages on Nautilus’s properties. The debt referred to above is the debt of Nautilus (see Note 3).

The carrying amount of the Company’s long term debt approximates its fair market value, based on market rates evaluated during refinancing in April 2010.

Note 16 Related Party Transactions

The Company leases its Denver office (the office of Nautilus) from an entity owned by Thomas Wilson, a director of MPC. The lease is month to month. The total paid to related parties for the three months ended March 31, 2010 was $18,547. The total paid to the related parties from October 15, 2009 (the date of the Nautilus acquisition – Note 3) to March 31, 2010 was $33,608.

On October 15, 2009, the Company acquired an approximate 83.5% controlling member interest in Nautilus (Note 3). The controlling interest in Nautilus was purchased from White Bear LLC and YEP I, SICAV- FIS, entities affiliated with Nikolay Bogachev, a director of the Company. In addition, Thomas Wilson, a director of the Company, continues to have a direct ownership interest in Nautilus.

On March 8, 2010, the Company acquired a 1.25% average working interest in East Poplar Unit and North West Poplar fields in Roosevelt County, Montana, from Nautilus Technical Group (NTG). NTG is owned 100% by Thomas Wilson, a director and consultant for the Company.

Note 17 Contingent Liabilities

Nautilus has a letter of credit of $335,000, to cover possible future environmental issues. In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

MPC has a standby letter of credit of $250,000, to cover potential liabilities related to the derivative agreement between Nautilus and British Petroleum (Note 6).

The company has contingent payments related to the Evans Shoal agreement (Note 4).

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18 Subsequent Events

The Company has evaluated subsequent events and noted no additional events that require recognition or disclosure at March 31, 2010, other than those listed below.

On April 9, 2010, Nautilus renewed its note payable and demand note payable. The demand note payable was increased to $750,000 from $500,000 at an interest rate of 6.5%. The new note payable has a principal amount of $769,720 and bears interest at 6%. At the time of refinancing, MPC guaranteed Nautilus’ debt with the bank up to $2,000,000.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The results reflect fully consolidated financial statements of Magellan Petroleum Corporation (MPC) and Magellan Petroleum Australia Limited (MPAL). Among these risks and uncertainties are the pricing and production levels from the properties in which the Company has interests, the extent of the recoverable reserves at those properties and the profitable integration of acquired businesses, including Nautilus Poplar LLC, into the Company’s operations. In addition, the Company has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Executive Summary

Magellan Petroleum Corporation (The Company) continues to execute on its long-term strategies to gain strong positions in North American onshore oil and to develop overlooked, but very large, natural gas fields in Australia for conversion to liquids (primarily Methanol) for growing Asian markets. The story is one of execution. We are pleased to report progress despite continued challenges for our most important legacy asset – Mereenie.

During the third fiscal quarter, we consolidated our controlling position in the Poplar area of Roosevelt County, Montana, gained traction toward new gas sales at Palm Valley and Mereenie while reducing expenses there, and signed an agreement to take a significant ownership position and will seek operatorship of the Evans Shoal field, offshore Australia (details of these plans are below).

Financial statements for the third fiscal quarter reflect the initial effect of some of these recent transactions. Net income for the quarter was $1.2 million including the effect of a non-cash Warrant revaluation charge ($1.9 million) associated with our largest shareholder, YEP (Young Energy Prize SA), and the effect of operations-related exchange revaluations in Australia which were offset to Cash on the Balance Sheet ($0.4 million). Amendments to the Warrant terms were agreed in the third fiscal quarter and this will be the last non-cash revaluation recorded for the YEP Warrants.

Operating income totaled $4.2 million for the fiscal quarter, still including the downward foreign currency exchange revaluation offset to the Balance Sheet ($0.4 million), also reflects added personnel and asset base in Montana, charges related to acquisition for further consolidation in Montana, and a $1.3 million reduction of gas revenue from Power and Water Corporation (PWC) began reducing natural gas takes at Mereenie. This was offset by a $5.7 million gain on the sale of properties in the Cooper Basin, Australia. Revenue from two recent Montana acquisitions will be reflected on our financial statement in the next (4th) fiscal quarter.

What happens next is clearly where our value lies. We have, in a very short time, become a Company with a substantial asset base driven by execution of project plans – versus last year a Company with a nominal asset base in business development mode. This progress bodes well for the future, but also means that our efforts must increase commensurately. There remains much further work to do but we are showing strong progress on a number of fronts. Magellan will continue to draw upon the business relationships and lengthy experience of its management team in pulling together partnerships and creating value for shareholders. In summary, this quarter;

•

We agreed to purchase a significant interest in an already discovered, Evans Shoal natural gas field, offshore Australia. The Evans Shoal field is unique in its fit with the Companies strategies and plans, its low cost development potential relative to other major projects, and its sheer size On March 25, 2010, MPAL executed an agreement with Santos Limited (Santos) to purchase Santos’ 40% interest in the Evans Shoal natural gas field (NT/P48), located in the Bonaparte Basin offshore Northern Australia. Under the agreement, Magellan is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million (U.S. $91 million equivalent) for its interest in Evans Shoal. Magellan will also pay additional contingent payments to Santos of (AUS) $50 million (U.S.$45.5 million) upon a favorable partner vote on any final investment decision to develop Evans Shoal and (AUS) $50 million (U.S.$45.5 million) upon first stabilized gas production from NT/P 48. Closing and completion of the purchase is subject to regulatory and other approvals and is expected to occur in the second half of calendar 2010. As part of the transaction, MPAL would seek to replace Santos as the operator of Evans Shoal under the Joint Operating Agreement.

•

We further consolidated interests at the East Poplar Unit and the Northwest Poplar fields in Roosevelt County, Montana by entering into a Purchase and Sale Agreement with Hunter Energy LLC under which MPC purchased Hunter’s 25.05% average working interests in those Montana fields. We also gained control of Nautilus Technical Groups 1.25% working interest through settlement of prior arrangements and agreements. MPC, itself and through its subsidiaries, now controls 83.68% of the working interest there.

•

Initial results of expense reduction efforts at Mereenie and Palm Valley became apparent. Operating changes at the field are active and the Field Operator is examining the sale of its interest. We are monitoring progress there and looking toward focusing on development over the western two-thirds of the field that is currently not producing.

•

Natural gas takes at Mereenie were significantly reduced in the third fiscal quarter and will remain similar in the fourth fiscal quarter subject to exhaustive efforts described below on a new Sales Agreement. Under the provisions of the MSA4 Sales Agreement, given the low take levels, the Mereenie Producers have advised Power and Water Corporation (PWC) that pursuant to the terms of the Agreement, Mereenie Producer obligations to PWC under the current MSA4 Agreement will cease effective September 5, 2010. Further discussions on a new agreement, through intermediaries, with the Northern Territories Government continue. Mereenie Producers have had and continue to have the ability to provide surety of supply to the city of Darwin and its surrounding areas.

•	Gas sales flow at Palm Valley continued at full nominated levels during the third quarter.

So, what can be expected over the next few quarters? Here is a summary of our current view.

•

We will target completion of financing arrangements currently under active negotiation, both private and public. Proceeds from this effort will augment current cash balances and speed the development planning for Evans Shoal and redevelopment programs in Roosevelt County, Montana.

•	In Australia, Magellan will:

•	Continue and/or conclude efforts to secure new gas sales agreements for our onshore fields. This process is important.

We have had success with a follow-on agreement for Palm Valley post-2012 and are receiving feedback that a new agreement for Mereenie may be possible soon subject to further discussions in May.

Begin development work and seek operatorship at Evans Shoal. This will involve further seismic analysis, particularly transition work in shallow water areas, and planning / co-owner input toward the drilling of at least two delineation/test wells there in early 2011.

The Evans Shoal resource is very large with estimated unproved natural gas resource in excess of 6.5 to 8 TCF (trillion cubic feet), including CO2 content and gas condensate resource totaling just less than 50 million barrels. Value from this resource is dependent upon completion, submission, and approval of a development plan and upon further drilling which we believe will support the field’s potential.

The field has had a complete 3D seismic program covering 2,150 square kilometers or 1336 square miles within the permit. Seismic analysis has confirmed the field’s structural closure to cover in excess of 320 square kilometers or 199 square miles. The Evans Shoal acquisition will give us and our co-owners a development opportunity with regard to Asia’s growing liquefied natural gas and methanol markets.

•

Conclude initiatives with regard to ongoing feasibility work with methanol producers. We have been approached several large companies to add to our current discussions under a previously noted Exclusivity Agreement with a single methanol producer. We are working now to amend the Exclusivity Agreement and initiate those discussions in the near term.

Initiate work on the exploration permit over Area NT09-1. This Block offsets and is contiguous with the Evans Shoal gas field.

In March 2010, Magellan accepted an offer from the Commonwealth – Northern Territory Offshore Petroleum Joint Authority for the grant of an exploration permit for petroleum over Area NT09-1, offshore Northern Territory. The Area is located 220 kilometers (137 miles) northwest of Darwin.

The permit covers 6,305 square kilometers (2,435 square miles). It is seen as a good fit with Magellan’s stated gas development strategy. We believe an important structural closure exists within this License area and are anxious to initiate a technical work program to study the area’s potential. Commercially, any gas that can be found in NT09-1 will yield incremental economics for development through Evans Shoal and will offset our neighbors at Caldita to the north.

•	In Montana, Magellan will:

•

Begin work with an intermediary to farm-out a share of our 23,000 ac. Bakken position within the Poplar Fields. There has been strong external interest in a farm-in program. This work is now ongoing and we expect to report results within three months.

•

Drill at least two targeted development wells (North American summer 2010) to test wettability development strategies for the Tyler and Nisku oil formations. We will also gain benefit from these wells by testing all of the producing formations on the way to the deeper Nisku formation for reservoir quality, producing capacity given new drilling technology, and for other pertinent reservoir properties.

•

Conclude Single Well Tracer tests for residual oil saturation within the Mississipian Charles formation(s). This will allow us to determine the applicability of tertiary oil recovery strategies – including, but not limited to, CO2 flooding.

•	Initiate work on a shallow natural gas development program involving a large industrial buyer wishing to restart operations in Canada.

•	In the United Kingdom, Magellan will;

•

Initiate and complete the first of a two-well drilling program at the Markwells Wood 1. The Markwells Wood well offsets a producing oil field (Horndean) which is producing in excess of its material balance.

Northern Petroleum, operator of PEDL 126 in the Weald Basin of Southern England, has issued a written advisory stating that it intends to spud the Markwells Wood exploration well, onshore United Kingdom, in June 2010. To achieve cost efficiencies, the intent is to drill Markwells Wood-1 in PEDL 126 and the Havant-1 on a prospect in PEDL 155 & PEDL 256 as a sequential drilling operation. Unfortunately construction of the Havant drill site, which commenced in late 2009, has been impacted by one of the worst winters in over a hundred years in the U.K., causing delays to previous intentions for the drilling program. However, drilling progress, as mentioned, is expected this summer.

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

The Company evaluates uncertain tax positions, which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements. There are no uncertain tax positions at March 31, 2010.

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis was 63% on March 31, 2010, compared to 47% for the period ended March 31, 2009.

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

Accounting for Derivative instruments

The Company’s results of operations and operating cash flows are impacted by the fluctuations in the market prices of crude oil. To mitigate a portion of the exposure to adverse market changes, the Company has entered into a derivative contract related to oil prices (See Note 3) and may periodically enter into various derivative instruments. The purpose of the derivative instrument is to provide a measure of stability to the Company’s cash flow in meeting financial obligations while operating in a volatile crude oil market environment. The derivative instrument reduces the Company’s exposure on the hedged production volumes to decreases in commodity prices and limits the benefit the Company might otherwise receive from any increases in commodity prices on the hedged production volumes.

The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment for changes in fair value, as specified in ASC 815 “Derivatives and Hedging,” is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Accumulated Other Comprehensive Income on the accompanying balance sheet until the hedged item is recognized in earnings as crude oil revenue. If the hedge has an ineffective portion, that particular portion of the gain or loss would be immediately reported in earnings. For the fair value of Nautilus’ hedge agreement, see Note 3.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

At March 31, 2010, the Company on a consolidated basis had approximately $37.6 million of cash and cash equivalents. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. Cash balances were $22.3 million as of March 31, 2010 and the remaining $15.3 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less. National Australia Bank, Ltd. (“NAB”) holds 53% of the cash and cash equivalent balance. Although the funds are uninsured, Standard and Poor’s credit rating of NAB is AA Stable long-term and A-1+ short-term.

Consolidated

When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities. The balance of cash and cash equivalents and marketable securities increased $1.9 million during the nine months ended March 31, 2010 compared to a $3.6 million decrease in those balances during the nine months ended March 31, 2009. The factors favorably impacting our liquidity and capital resources during the nine months ended March 31, 2010 included cash provided by operating activities of $3.9 million, proceeds of $10.0 million from the issuance of stock, net proceeds of $2.4 million from the sale of securities available for sale, proceeds of approximately $495,000 from the sale of a subsidiary and proceeds of $7.3 million from the sale of the Aldinga and Nockatunga oil fields and certain exploration licenses in the Cooper Basin (see Note 5). Our cash position was also favorably affected by a $5.2 million effect of exchange rate changes on cash and cash equivalents. We expended cash of $7.3 million to acquire an approximately 83.5% controlling interest in Nautilus Poplar (see Note 3), $4.1 million to acquire a 25.05% average working interest in Montana fields, made principal payments of $235,000 on debt and expended approximately $2.2 million in property and equipment expenditures. In addition, a $13.8 million deposit was made for the purchase of 40% interest in the Evans Shoal natural gas field.

Cash provided by operating activities for the nine months ended March 31, 2010 decreased $5.6 million from the nine months ended March 31, 2009. Cash from revenues increased approximately $3.7 million over the prior year. Australian oil and gas sales volume decreases resulting from natural declines and significantly reduced sales to PWC were bolstered by oil sales volumes from Nautilus Poplar. Gas sales also benefited from a 57% net increase in price per mcf, offset by a 14% net decrease in price per barrel in Australia. In addition, accounts receivable decreased due to reduced billings at March 31, 2010 relating to the cessation of Mereenie gas sales to PWC in mid/late February, 2010 creating a net increase in collections over the prior year. Cash from revenues benefited also from a 19% increase in the average exchange rate. Operating cash outflows increased approximately $9.0 million over the prior year due to the pay down of accounts payable of $5.3 million as well as a $993,000 employee termination costs, increased salaries of $375,000 relating to additional executive employees at MPC, the payment of $440,000 in closing costs relating to the July 2009 closing of the YEP investment transaction, increased travel expenses of $348,000, increased director fees of $257,000 related to the addition of two new directors, increased office rent of $211,000, increased consulting costs of $313,000, increased auditing, accounting and legal services of $256,000 relating to the securities purchase agreement with YEP (see Note 2) and the acquisition of Nautilus (see Note 3) and a listing fee of $65,000 for the Nasdaq registration of the additional MPC shares issued in connection with the YEP transaction. Operating costs were also negatively affected by the 19% increase in the average exchange rate. Our cash position was favorably affected, when compared to the same period in the prior year by the increase of exchange rate changes on cash and cash equivalents of $16.1 million resulting from a strengthened Australian dollar offset by a $1.7 million foreign exchange transaction loss.

The Company invested $2.2 million in oil and gas exploration activities, which includes additions to property and equipment, during the nine months ended March 31, 2010 and 2009, respectively.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 14% to $0.92 at March 31, 2010 compared to a value of $0.80 at June 30, 2009.

As to MPC (Unconsolidated)

On March 7, 2010, MPAL loaned $4,000,000 to MPC.

On February 18, 2010, MPC extended credit of $1 million to Nautilus. As of March 31, 2010, Nautilus has borrowed $475,000.

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

At March 31, 2010, MPC, on an unconsolidated basis, had working capital of $4.9 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and any future MPAL dividends are adequate to meet MPC’s current obligations, other than those obligations related to the Evans Shoal agreement, discussed below.

On October 15, 2009, MPC paid $7.3 million in cash for a controlling interest in Nautilus Poplar, LLC. See Note 3 to the condensed consolidated financial statements.

In Montana, the company has completed a consolidation of interest in the East Poplar Unit and North West Poplar Fields, in Roosevelt County Montana. On March 9, 2010, the Company entered into a purchase and sale agreement with Hunter Energy LLC, under which the Company purchased Hunters 25.05% average working interest in those Montana fields, for $3.9 million. In a separate transaction the Company also purchased a 1.25% interest in the same fields for from a different owner, for $240,000. See Note 3 to the condensed consolidated financial statements.

As to MPAL

At March 31, 2010, MPAL had working capital of $35.1 million and has budgeted approximately (AUS) $6.0 million for specific exploration projects in fiscal year 2010 as compared to the (AUS) $438,000 expended during the nine months ended March 31, 2010. The current composition of MPAL’s oil and gas reserves are such that MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contract for the sale of Palm Valley gas will expire during fiscal year 2012. Mereenie contracts expired in January and June 2009. Supply obligations ceased in June 2009, however, there is a reasonable endeavor obligation to supply certain of PWC’s requirements through to December 31, 2010 under the provisions of the Mereenie sales Agreement No. 4 (MSA 4). These sales took place into mid/late February, 2010 at which point volumes from the Blacktip field, PWC’s other gas supplier, began to flow in earnest. PWC’s most recent advisory to the Mereenie Producers (Magellan and Santos) states that Mereenie gas was no longer required. Under the provisions of that same MSA4 Sales Agreement, the Mereenie Producers have advised PWC that pursuant to the terms of the Agreement, Mereenie Producer obligations to PWC under the current MSA4 Agreement will cease effective on September 5, 2010. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC or be successful in its current exploration program, its revenues will continue to be substantially, which will materially affect liquidity. The price of gas under the Palm Valley and Mereenie gas contracts is adjusted quarterly to reflect changes in the Australian Consumer Price Index. Future oil revenues will be impacted by any volatility in the world price for crude oil. MPAL will strive to optimize operating expenses with any reductions in revenues.

As previously discussed, on March 25, 2010, MPAL executed an agreement with Santos Limited (Santos) to purchase Santos’ 40% interest in the Evans Shoal natural gas field (NT/P48), located in the Bonaparte Basin offshore Northern Australia. Under the agreement, Magellan is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million (U.S. $91 million equivalent) for its interest in Evans Shoal on or before December 25, 2010. Magellan would also pay additional contingent payments to Santos of (AUS) $50 million (U.S.$45.5 million) upon a favorable partner vote on any final investment decision to develop Evans Shoal and (AUS) $50 million (U.S.$45.5 million) upon first stabilized gas production from NT/P 48. Closing and completion of the purchase is subject to regulatory and other approvals and is expected to occur in the second half of calendar 2010. Based on its available cash on hand, and the expected liquidity to be generated from the Company’s Australian and U.S. operations during the remainder of 2010, the Company will need to raise additional debt or equity financing from third parties. The Company is currently working towards new equity financing options to raise sufficient funds to complete the Evans Shoal acquisition and its other requirements for capital resources over the next 12 month period, which are estimated to be approximately $106 million. In the event the Company is unable to make the required payment on or before December 25, 2010, the Company would forfeit its (Aus) $15 million deposit.

As in the past, MPAL expects to fund its exploration costs other than Evans Shoal through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

As to Nautilus (Unconsolidated)

On February 18, 2010, MPC extended credit of $1 million to Nautilus. As of March 31, 2010, Nautilus has borrowed $475,000.

At March 31, 2010, Nautilus, on an unconsolidated basis, had negative working capital of ($203,000). Working capital is comprised of current assets less current liabilities.

In addition to other projects, Nautilus will begin work with an intermediary to farm-out a share of its 23,000 ac. Bakken position within the fields. There has been strong external interest in a farm-in program. This work is now ongoing and we expect to report results within three months.

The Company will also drill at least two targeted development wells (in North America during the summer of 2010) to test wettability development strategies for the Tyler and Nisku oil formations. We will also gain benefit from these wells by testing all of the producing formations on the way to the deeper Nisku formation for reservoir quality, producing capacity given new drilling technology, and for other pertinent reservoir properties.

Funding for these projects will come from the farm in arrangement, bank financing or intercompany loans.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. Nautilus has a letter of credit of $335,000, issued by a bank, to cover possible future environmental issues. In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

CONTRACTUAL OBLIGATIONS

The following is a summary of our consolidated contractual obligations at March 31, 2010, in thousands:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$1,684	$447	$612	$143	$482
Purchase obligations (1)	7,029	7,029	—	—	—
Asset retirement obligations-undiscounted	17,482	—	4,160	9,483	3,839
Time staged and contingent payments (2)	77,350	77,350	—	—	—
Credit facilities	1,295	951	344	—	—

Total	$104,840	$85,777	$5,116	$9,626	$4,321

(1)	Represents firm commitments for exploration and capital expenditures. Although the Company is committed to these expenditures, some may be farmed out to third parties. Exploration contingent expenditures of $43,225,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $20,461,000 (1-3 years), $20,410,000 (3-5 years), $2,353,000 (greater than 5 years).
(2)	Relates to the Evans Shoal agreement. As the Company progresses through the different stages of this agreement, two additional contingent payments will be due of $45,500 in December of 2012 and 2015. (Note 4)

THREE MONTHS ENDED MARCH 31, 2010 VS. MARCH 31, 2009

REVENUES AND OTHER INCOME

Significant changes in revenues and other income were as follows:

	THREE MONTHS ENDED March 31		$ Variance	% Variance
	2010	2009
Oil sales	$1,947,505	$1,707,287	$240,218	14%
Gas sales	2,024,487	3,291,615	(1,267,128)	(39)%
Other production related revenues	1,164,953	523,611	641,342	122%
Investment income	327,187	273,641	53,546	20%

OIL SALES INCREASED primarily due to the October 15, 2009 acquisition of Nautilus (see Note 3), a 21% net increase in average price per barrel in Australia and the 36% increase in the average exchange rate discussed below. These increases were partially offset by the sale of the Nockatunga assets (Note 5). Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED March 31,				% Variance BBLS	% Variance A.$ PER BBL
	2010 SALES		2009 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL
Australia:
Mereenie field	12,553	86.18	19,940	73.68	(37)%	17%
Cooper Basin	—	—	310	79.68	(100)%	—
Nockatunga project (1)	1,135	70.54	14,140	64.94	(92)%	9%

Total Australia	13,688	84.86	34,390	70.17	(60)%	21%

		AVERAGE PRICE U.S.$ PER BBL
North America (1)
East Poplar	14,198	70.77
North West Poplar	6,572	70.77

Total North America	20,770	70.77

(1)	Nockatunga and Poplar average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.

GAS SALES DECREASED due to a 62% decrease in volume caused by natural declines and significantly reduced sales to PWC, partially offset by the 16% net increase in the average price per mcf and the 36% increase in the average exchange rate described below. PWC’s most recent advisory to the Mereenie Producers (Magellan and Santos) states that Mereenie gas is no longer required. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will continue to substantially be reduced from historical levels. Consequently, future gas sales will continue to be materially lower.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED March 31,				% Variance BCF	% Variance A.$ PER MCF
	2010 SALES		2009 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF
Australia: Palm Valley	.236	2.26	.282	2.25	(16)%	—
Australia: Mereenie	.242	6.58	.971	4.26	(75)%	54%

Total	.479	4.41	1.253	3.79	(62)%	16%

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues which increased due to higher tariff generating gas sales and the 36% Australian foreign exchange rate increase discussed below.

INVESTMENT AND OTHER INCOME INCREASED primarily due to the 36% increase in the average exchange rate discussed below offset by a decrease in interest income.

OPERATING AND OTHER EXPENSES

Significant changes in operating and other expenses were as follows:

	THREE MONTHS ENDED March 31,		$ Variance	% Variance
	2010	2009
Production costs	$1,823,303	1,951,335	$(128,032)	(7)%
Exploration and dry hole costs	225,204	1,385,552	(1,160,348)	(84)%
Salaries and employee benefits	1,281,819	386,450	895,369	232%
Depletion, depreciation and amortization	704,428	1,130,134	(425,706)	(38)%
Auditing, accounting and legal services	387,260	602,058	(214,798)	(36)%
Other administrative expenses	1,953,959	776,278	1,177,681	152%
(Gain) loss on sale of assets	(5,693,784)	211	(5,693,995)	—
Warrant expense	1,897,753	—	1,897,753	—
Income tax provision (benefit)	1,463,723	(1,083,101)	(2,546,824)	(235)%

PRODUCTION COSTS DECREASED primarily due to the sale of the Cooper Basin Assets (Note 5) partially offset by the Nautilus acquisition and the 36% increase in the average exchange rate described below.

EXPLORATION AND DRY HOLE COSTS DECREASED primarily due to prior year seismic data costs of $1.2 million related to the Nockatunga fields, not incurred in the current year, partially offset by the 36% increase in the exchange rate described below.

SALARIES AND EMPLOYEE BENEFITS INCREASED due to non cash expenses related to employee stock options ($571,000), the addition of new personnel at MPC ($97,600) and the Nautilus acquisition ($76,000) and the 36% increase in the average exchange rate described below offset by a decrease at MPAL due to a lower headcount.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED in 2010 due to lower depletable costs mostly due to the Cooper Basin asset sale (Note 5), partially offset by the 36% increase in the average exchange rate described below.

AUDITING, ACCOUNTING AND LEGAL COSTS DECREASED due mostly to the absence of 2009 legal fees of $256,000 related to the YEP transactions and the warrant agreement, partially offset by current year legal costs associated with the Nautilus acquisition, fees related to the purchase valuation consulting and the 36% increase in the average exchange rate described below.

OTHER ADMINISTRATIVE EXPENSES INCREASED due primarily to the foreign exchange rate on U.S. dollar cash held by MPAL ($419,000), increased directors’ fees including the addition of a new director ($96,000), increased consulting costs ($371,000), increased travel costs ($131,000), and the 36% increase in the average exchange rate described below.

(GAIN) LOSS ON THE SALE OF ASSETS INCREASED due primarily to the gain recorded in 2010 on the sale of MPAL Cooper Basin assets ($5.7 million) (Note 5), partially offset by other field asset sales.

WARRANT EXPENSE relates entirely to the increase in the fair value of the YEP warrants (Note 2). These warrants did not exist in 2009.

INCOME TAXES

INCOME TAX PROVISION INCREASED due to an increase in income before taxes. Additionally, a decrease in the effective tax rate used to calculate the provision (benefit) for the nine months ended March 31, 2009 from the six months ended December 31, 2008 created a negative adjustment to the provision. The decrease in the effective tax rate for the prior year was caused by a projected decrease in U.K. exploration costs used to calculate the rate. The U.K. exploration costs do not generate a tax benefit.

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.9192 at March 31, 2010 compared to a value of $.6835 at March 31, 2009. This resulted in a $1,854,137 credit to the foreign currency translation adjustments account for the three months ended March 31, 2010. The average exchange rate used to translate MPAL’s operations in Australia was $.9036 for the quarter ended March 31, 2010, which was a 36% increase compared to the $.6647 rate for the quarter ended March 31, 2009.

NINE MONTHS ENDED MARCH 31, 2010 VS. MARCH 31, 2009

REVENUES

Significant changes in revenues were as follows:

	NINE MONTHS ENDED March 31,
	2010	2009	$ Variance	% Variance
Oil sales	$7,890,129	$9,184,879	$(1,294,750)	(14)%
Gas sales	12,985,167	10,600,544	2,384,623	22%
Other production related revenues	2,856,704	1,348,058	1,508,646	112%
Investment income	2,862,118	1,362,185	1,499,933	110%

OIL SALES DECREASED due to a 27% net decrease in Australian production due mostly to the sale of the Nockatunga assets (Note 5) and a 14% net decrease in the price per barrel received in Australia, partially offset by the Nautilus acquisition and the 19% increase in the average exchange rate discussed below.

	NINE MONTHS ENDED March 31,
	2010 SALES		2009 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia:
Mereenie field	55,678	85.21	65,128	97.00	(15)%	(12)%
Cooper Basin	1,086	83.62	2,170	104.31	(50)%	(20)%
Nockatunga project (1)	27,962	73.92	49,346	91.26	(43)%	(19)%

Total Australia	84,726	81.49	116,644	94.73	(27)%	(14)%

		AVERAGE PRICE U.S.$ PER BBL
North America (1):
East Poplar	21,937	68.45
North West Poplar	8,813	68.45

Total North America	30,750	68.45

(1)	Nockatunga and Poplar average price per bbl is net of crude oil transportation costs which are deducted from the gross sales price.

GAS SALES INCREASED due to a 57% net increase in price per mcf and the 19% increase in the average exchange rate discussed below partially offset by the net 31% decrease in volume caused by natural declines and significantly reduced sales to PWC. PWC’s most recent advisory to the Mereenie Producers (Magellan and Santos) states that Mereenie gas is no longer required. Unless MPAL is able to sell uncontracted gas, including reasonable endeavors gas not taken by PWC, its revenues will continue to substantially be reduced from historical levels. Consequently, future gas sales will continue to be materially lower.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	NINE MONTHS ENDED March 31,
	2010 SALES		2009 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	.768	2.25	.885	2.25	(13)%	—
Australia: Mereenie	1.938	6.53	3.031	3.69	(36)%	77%

Total	2.706	5.28	3.916	3.36	(31)%	57%

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues which increased due to higher tariff generating gas sales and the 19% Australian foreign exchange rate increase discussed below.

INVESTMENT INCOME INCREASED primarily as a result of a $2,065,370 realized gain on the sale of available-for-sale securities and the 19% increase in the average exchange rate discussed below, partially offset by a decrease in interest income.

OPERATING AND OTHER EXPENSES

Significant changes in costs and expenses are as follows:

	NINE MONTHS ENDED March 31,
	2010	2009	$ Variance	% Variance
Production costs	$7,243,205	$6,218,141	1,025,064	16%
Exploration and dry hole costs	882,260	2,652,929	(1,770,669)	(67)%
Salaries and employee benefits	4,032,120	1,200,435	2,831,685	236%
Depletion, depreciation and amortization	3,351,564	5,691,415	(2,339,851)	(41)%
Auditing, accounting and legal services	1,164,334	1,291,857	(127,523)	10%
Accretion Expense	546,179	396,482	149,697	38%
Other administrative expenses	5,976,356	2,069,528	3,906,828	189%
(Gain) Loss on sale of assets	(6,828,059)	12,072	(6,840,131)	56,661%
Impairment Loss	1,604,417	—	1,604,417	—
Warrant expense	4,276,472	—	4,276,472	—
Income tax provision	2,485,529	1,237,487	(1,248,042)	101%

PRODUCTION COSTS INCREASED due primarily to the Nautilus acquisition ($884,000) and the 19% increase the average exchange rate described below partially offset by the sale of the Cooper Basin assets (Note 5).

EXPLORATION AND DRY HOLE COSTS DECREASED primarily due to a prior year’s costs of $321,000 related to the write down of the value of U.K. exploration licenses and seismic data costs of $1.2 million not incurred in the current year, partially offset by the 19% increase in the average exchange rate described below.

SALARIES AND EMPLOYEE BENEFITS INCREASED mostly due to the payment of employee termination costs ($993,000) at MPAL, non cash expense related to employee stock options ($1,187,000), the addition of new personnel at MPC ($375,000), the acquisition of Nautilus ($160,000) and the 19% increase in the average exchange rate discussed below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED primarily due to lower depletable costs related to the Cooper Basin asset sales (Note 5) partially offset by the 19% increase in the average exchange rate described below and the acquisition of Nautilus.

AUDITING, ACCOUNTING AND LEGAL SERVICES DECREASED due mostly to 2009 legal fees of $256,000 related to the YEP transactions and the warrant agreement, partially offset by current year legal costs associated with the Nautilus acquisition, purchase valuation consulting fees and the 19% increase in the average exchange rate discussed below.

ACCRETION EXPENSE INCREASED primarily due to the 19% increase in the average exchange rate discussed below and the acquisition of Nautilus.

(GAIN) LOSS ON THE SALE OF ASSETS INCREASED due to the 2010 gain recorded on the sale of MPAL’S Cooper Basin assets ($6.8 million) (Note 5).

IMPAIRMENT LOSS INCREASED due to the impairment loss recorded on MPAL’s Udacha assets (Note 5).

OTHER ADMINISTRATIVE EXPENSES INCREASED due to the foreign exchange rate on U.S. dollar cash held by MPAL ($1,671,000), costs relating to the July 2009 closing of the YEP equity-investment ($440,000), increased travel costs ($348,000), increased directors’ fees including the addition of three new directors ($257,000), increased office rent ($211,000), increased consulting costs ($313,000), and the 19% increase in the average exchange rate described below.

WARRANT EXPENSE INCREASED due entirely to the increase in the fair value of the YEP warrants (Note 2). These warrants did not exist in 2009.

INCOME TAXES

Income tax provision increased primarily due to an increase in income before income taxes compared to the same period last year and an increase in the effective tax rate. The increase in the effective tax rate over the prior year resulted from a higher proportion of MPC losses, which do not generate a tax benefit, to total income during the current year.

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO $.9192 at March 31, 2010 compared to a value of $.6835 at March 31, 2009. This resulted in a $7,337,570 credit to the foreign currency translation adjustments account for the nine months ended March 31, 2010. The average exchange rate used to translate MPAL’s operations in Australia was $.8813 for the nine months ended March 31, 2010, which was an 19% increase compared to the $.7432 rate for the nine months ended March 31, 2009.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future. Any appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollars could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and costs and expenses by $2,209,000 and $1,089,500 for the nine months ended March 31, 2010, respectively.

For the nine months ended March 31, 2010, oil sales represented approximately 38% of total oil and gas revenues. Based on the current nine month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $789,000. Gas sales, which represented approximately 62% of total oil and gas revenues in the current nine months, are derived primarily from the Palm Valley and Mereenie fields in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index for the nine months ended March 31, 2010.

At March 31, 2010, the carrying value of our investments included those classified as cash and cash equivalents was approximately $15.3 million, which approximates the fair value of the securities. Since the Company expected to hold the investments to maturity, the maturity value should be realized. The value of these marketable securities has not been impacted by the ongoing U.S. credit crisis.

Commodity Price Risk

Our results of operations and operating cash flows are impacted by the fluctuations in the market prices of natural gas and crude oil. To mitigate a portion of the exposure to adverse market changes, we have recently entered into an oil price hedge agreement and may periodically enter into various other derivative instruments. The purpose of the derivative instrument is to provide a measure of stability to our cash flow in meeting financial obligations while operating in a volatile natural gas and crude oil market environment. The derivative instrument reduces our exposure on the hedged production volumes to decreases in commodity prices and limits the benefit we might otherwise receive from any increases in commodity prices on the hedged production volumes. The following crude oil contracts were in place as of March 31, 2010:

Period	Type of Contract	Crude Oil Volume per Day	Price per bbl	Fair Value Asset (Liability)
February 2010—January 2011	Swap/Option	3,000/1950 bbl	$64.00	$(220,952)

For further information, see Note 6 to the consolidated financial statements.

The Company has elected to utilize hedge accounting and have designated the hedges as cash flow hedges. As a result, changes in fair value, to the extent the hedge is effective, are recognized in Accumulated Other Comprehensive Income on the accompanying balance sheet until the hedged item is recognized in earnings as crude oil revenue. If the hedge has an ineffective portion, that particular portion of the gain or loss would be immediately reported in earnings.

Even though the Company has hedged a certain portion of their production the Company’s results of operations and operating cash flows are still significantly exposed to the market volatility of crude oil prices as the contracts represent only 39% of the Company’s anticipated U.S. production over the contract period, in addition based on nature of the contracts entered into by the Company, by entering into a swap and an offsetting put option the actual production hedged when crude oil prices are above $64.00 a barrel is only approximately 13.5% of the Company’s anticipated U.S. crude oil production. The fair value of the Company’s derivative instruments as of March 31, 2010 was a liability of $220,952. A 10% increase in crude oil prices would result in an increase in fair value of approximately $90,000, and a 10% decrease in the crude oil prices would result in decrease in fair value of approximately $90,000 as of March 31, 2010. Based on the minimal amount of production hedged by the Company, the current derivative contracts in place are not anticipated to have a material impact on the future results of operations and operating cash flows of the Company.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and Susan M. Filipos, the Company’s Interim Chief Financial Officer (“CFO”) and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nautilus Controls and Procedures

During the second quarter ended December 31, 2009, the Company acquired a controlling interest in Nautilus (see Note 3 to the Financial Statements in Item 1 above). While the Company is beginning the process of incorporating its controls and procedures into this business, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at the Nautilus subsidiary. Accordingly, in reliance on guidance of the staff of the Securities and Exchange Commission, the internal controls of Nautilus will not be included in the assessment of internal controls over financial reporting by management of the Company for the fiscal year ending on June 30, 2010.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART II - OTHER INFORMATION

MARCH 31, 2010

ITEM 1A	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2009. We have added tow/three new risk factors - a discussion of a recently completed acquisition and the impact that this and future acquisitions may have on us.

Other than these new risk factors, there have not been any material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended June 30, 2009.

We recently completed an acquisition of a controlling interest in Nautilus Poplar LLC and may make acquisitions or investments in new oil and gas reserves, operating businesses or assets that involve additional risks, which could disrupt our business or harm our financial condition or results of operations.

As part of our business strategy, we have recently made an acquisition of a controlling interest in Nautilus Poplar LLC. We expect to continue to make, acquisitions of companies that possess oil and gas reserves, or other businesses or assets that are complementary to our growth strategy. Such acquisitions or investments involve a number of risks, including:

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

We recently entered into an agreement with Santos Limited (Santos) to purchase Santos’ 40% interest in a large gas field offshore in Australia, under which we made an initial cash deposit of (AUS) $15 million as partial payment of the purchase price, that could be forfeited should we be unable to complete the purchase of the interest by the “completion date” specified under the agreement.

On March 25, 2010, our subsidiary MPAL entered into an agreement with Santos Limited (Santos) to purchase Santos’ 40% interest in Evans Shoal natural gas field (NT/P48), located in the Bonaparte Basin offshore Northern Australia. Under the agreement, we paid a cash deposit of (AUS) $15 million to be credited against the (AUS) $100 million initial purchase price for the Santos interest. If we are unable to complete the purchase of Santos’ interest by the completion date specified under the agreement (which will occur during December 2010) – either because we are unable to raise additional funding by the sale of additional equity or debt securities in the near future, or otherwise – we would likely forfeit our initial (AUS) $15 million deposit payment to Santos, which would adversely impact our financial condition and could cause our stock price to decline. For a more complete description of the Evans Shoal agreement and gas field, see Note 4 to the consolidated financial statements included herein.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
January 1-31, 2010	0	0	0	319,150
February 1-28, 2010	0	0	0	319,150
March 1-31, 2010	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2010, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

ITEM 5	Other Events

On May 12, 2010, the Company issued a press release discussing the Company’s financial results for the fiscal quarter ended March 31, 2010. A copy of this press release is furnished herewith as Exhibit 99.1 and is hereby incorporated herein by reference.

The information under this Item 5 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6	Exhibits

Exhibit	Document

2.1 *	Assets Sale Deed between Magellan Petroleum Australia Limited and Santos Offshore Pty Ltd., dated as of March 25, 2010.

3.1	Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth filed on February 12, 1988 with the State of Delaware, as filed as Exhibit 4(b) to the Company’s Form S-8 Registration Statement (File No. 333-70567), filed on January 14, 1999, are incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware, filed as Exhibit 3(a) to the Company’s quarterly report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation related to Article Twelfth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.3 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.4	Certificate of Amendment to Certificate of Incorporation related to Article Thirteenth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.4 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.5	Amended and Restated Bylaws, as of March 10, 2010, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 15, 2010 and incorporated herein by reference.

10.1 *	Amended and Restated Warrant Agreement, dated March 11, 2010.

10.2 *	Form of non-qualified stock option award agreement between the Company and non-employee directors, dated April 1, 2010.

10.3 *	Form of restricted stock award agreement between the Company and non-employee directors, dated April 1, 2010 (Version A).

10.4 *	Form of restricted stock award agreement between the Company and non-employee directors, dated April 1, 2010 (Version B).

10.5	Employment Agreement between the Company and Susan M. Filipos, dated as of September 28, 2009 (incorporated by reference from Exhibit 10.1 to current report on Form 8-K dated May 7, 2010).

10.6	Non-qualified Stock Option Award Agreement between the Company and Susan M. Filipos dated as of October 1, 2009 (incorporated by reference from Exhibit 10.2 to current report on Form 8-K dated May 7, 2010).

10.7	Indemnification Agreement between the Company and Susan M. Filipos dated May 3, 2010 (incorporated by reference from Exhibit 10.3 to current report on Form 8-K dated May 7, 2010).

31.1 *	Certification of William H. Hastings, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Susan M. Filipos, Interim Chief Financial Officer and Controller, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 **	Certification of William H. Hastings, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

32.2 **	Certification of Susan M. Filipos, Interim Chief Financial Officer and Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 **	Company Press Release, dated May 12, 2010.

*	=	filed herewith
**	=	furnished herewith

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: May 14, 2010	By	/S/ WILLIAM H. HASTINGS
William H. Hastings,
President and Chief Executive Officer
(Duly Authorized Officer)

	By	/S/ SUSAN M. FILIPOS
Susan M. Filipos
Interim Chief Financial Officer and Controller
(as Principal Financial Officer)