Form 10-Q
period 2010-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2010-11-12
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission files number 1-5507

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

The number of shares outstanding of the issuer’s single class of common stock as of November 1, 2010 was 52,335,977

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

September 30, 2010

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,161,746	$33,591,534
Accounts receivable — trade (net of allowance for doubtful accounts of $108,577 and $95,912 at September 30, 2010 and June 30, 2010, respectively)	3,551,658	4,427,245
Accounts receivable — working interest partners	169,016	204,630
Marketable securities	6,392,865	—
Securities available-for-sale (at fair value)	210,134	192,417
Inventories	789,226	815,179
Deferred income taxes	153,138	189,236
Assets held for sale	648,217	648,217
Other assets	2,232,846	1,702,091

Total current assets	42,308,846	41,770,549

Deferred income taxes	5,859,972	5,262,649
Deposit on Evans Shoal	14,547,300	12,850,500
Property and equipment, net:
Oil and gas properties (successful efforts method)	124,881,963	113,646,852
Land, buildings and equipment	3,757,072	3,328,670
Field equipment	6,248,288	5,843,939

	134,887,323	122,819,461
Less accumulated depletion, depreciation and amortization	(108,365,092)	(96,905,478)

Net property and equipment	26,522,231	25,913,983
Goodwill	4,695,204	4,695,204
Other assets	213,500	213,500

Total assets	$94,147,053	$90,706,385

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,059,263	$2,387,857
Accrued liabilities	2,266,491	2,064,979
Demand notes payable	625,000	470,000
Current portion of notes payable	451,585	451,585
Liability related to assets held for sale	194,465	194,465
Deferred income taxes	105,400	83,400
Income taxes payable	90,417	460,617

Total current liabilities	5,792,621	6,112,903

Long term liabilities:
Deferred income taxes	796,200	1,157,735
Notes payable	119,533	232,430
Other long term liabilities	107,998	92,577
Asset retirement obligations	10,362,919	9,292,556

Total long term liabilities	11,386,650	10,775,298

Commitments and contingencies (Note 16)	—	—
Equity:
Common stock, par value $.01 per share: Authorized 200,000,000 shares outstanding, 52,335,977 at September 30 and June 30, 2010	523,358	523,358
Capital in excess of par value	92,287,515	91,905,062
Accumulated deficit	(27,016,312)	(23,640,191)
Accumulated other comprehensive income	9,294,642	3,116,263

Total equity attributable to Magellan Petroleum Corporation	75,089,203	71,904,492
Non-controlling interest in subsidiaries	1,878,579	1,913,692

Total equity	76,967,782	73,818,184
Total liabilities and equity	$94,147,053	$90,706,385

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED September 30,
	2010	2009
REVENUES:
Oil sales	$2,170,646	$2,786,826
Gas sales	409,260	5,408,946
Other production related revenues	1,119,275	683,014

Total revenues	3,699,181	8,878,786

COSTS AND EXPENSES:
Production costs	1,839,163	3,330,606
Exploration and dry hole costs	413,670	339,113
Salaries and employee benefits	941,676	1,743,508
Depletion, depreciation and amortization	989,338	1,163,006
Auditing, accounting and legal services	238,451	384,388
Accretion expense	149,692	174,767
Shareholder communications	153,155	78,527
(Gain) loss on sale of field equipment	(20,142)	5,190
Other administrative expenses	2,953,064	2,362,309

Total costs and expenses	7,658,067	9,581,414

Operating loss	(3,958,886)	(702,628)
Warrant expense	—	(1,392,472)
Investment income	246,316	1,496,538

Loss before income taxes	(3,712,570)	(598,562)
Income tax benefit (provision)	301,336	(698,702)

Net loss	$(3,411,234)	$(1,297,264)
Less net loss attributable to non-controlling interest in subsidiaries	35,113	—

Net loss attributable to Magellan Petroleum Corporation	$(3,376,121)	$(1,297,264)

Average number of shares of common stock outstanding
Basic and diluted	52,335,977	49,545,601

Net loss per basic and diluted common shares attributable to Magellan Petroleum Corporation common shareholders	$(0.06)	$(0.03)

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(3,411,234)	$(1,297,264)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) loss from disposal of assets	(20,142)	5,190
(Gain) from sale of investments	—	(1,288,200)
Depletion, depreciation and amortization	989,338	1,163,006
Accretion expense	149,692	174,767
Deferred income taxes	(191,796)	(27,339)
Stock option compensation and change in warrant valuation	382,453	1,825,466
Exploration and dry hole costs	57,303	—
Change in operating assets and liabilities:
Accounts receivable	1,546,028	1,461,032
Other assets	31,729	32,400
Inventories	61,510	456,955
Accounts payable and accrued liabilities	(1,021,545)	(297,208)
Income taxes payable	(760,061)	(211,543)

Net cash (used in) provided by operating activities	(2,186,725)	1,997,262
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	20,142	—
Additions to property and equipment	(576,772)	(657,790)
Oil and gas exploration activities	(79,394)	(10,807)
Proceeds from sale of securities available for sale	—	1,667,688
Purchase of securities available for sale	—	(6,976,582)
Marketable securities matured or sold	606,870	4,697,244
Marketable securities purchased	(6,999,735)	(6,196,784)

Net cash used in investing activities	(7,028,889)	(7,477,031)

FINANCING ACTIVITIES:
Debt principal payments	(962,673)	—
Proceeds from borrowings	1,005,000	—
Proceeds from issuance of stock	—	10,000,000

Net cash provided by financing activities	42,327	10,000,000

Effect of exchange rate changes on cash and cash equivalents	3,743,499	3,078,292

Net (decrease) increase in cash and cash equivalents	(5,429,788)	7,598,523
Cash and cash equivalents at beginning of period	33,591,534	34,688,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,161,746	$42,287,365

Cash Payments:
Income taxes	650,521	937,584

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding gains	—	531,773
Revision to estimate of asset retirement obligations	—	1,422
Write off of expired license	57,303	—
Accounts payable related to property and equipment	470,321	78,514

See accompanying notes.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED September 30,
	2010	2009
Net loss	$(3,411,234)	$(1,297,264)

Foreign currency translation adjustments	6,178,379	4,763,479
Unrealized holding gains net of deferred tax	—	364,566

Total comprehensive income	2,767,145	3,830,781

Add net loss attributable to non-controlling interest in subsidiary	35,113	—

Comprehensive income attributable to Magellan Petroleum Corporation	$2,802,258	$3,830,781

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
June 30, 2010	$523,358	$91,905,062	$(23,640,191)	$3,116,263	$1,913,692	$73,818,184
Stock and stock option compensation		382,453	—	—	—	382,453
Net loss	—	—	(3,376,121)	—	(35,113)	(3,411,234)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	6,178,379	—	6,178,379
September 30, 2010	$523,358	$92,287,515	$(27,016,312)	$9,294,642	$1,878,579	$76,967,782

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

Magellan Petroleum Corporation (the “Company” or “Magellan” or “MPC” or “we” or “us”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At September 30, 2010, MPC had three reporting segments: (1)100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”); (2) an 83.5% controlling member interest in Nautilus Poplar, LLC (“Nautilus”), based in Denver, Colorado and (3) MPC the parent company, which also owns directly a 26.3% working interest in the Poplar Fields in Montana. On a consolidated basis MPC owns an average 83.7% of the Poplar field assets in Montana.

On December 4, 2009, the Company announced the sale of all its interests in the Nockatunga oil fields, the Kiana and Aldinga oil fields, the Udacha gas field and its exploration acreage in the Cooper Basin of Queensland and South Australia. The Company subsequently entered into sales agreements to affect the sale of those licenses. The Company also entered into a sales agreement for the sale of its ATP 613P, ATPA 674P and ATPA 733P interests in the Maryborough Basin of Queensland. These assets were disposed of because they are non-core to our strategies. As of September 30, 2010, the Maryborough assets and ATP 732 for Cooper basin are included in assets held for sale as the government has yet to grant the titles necessary for the sales to be completed. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and its subsidiaries, MPAL and Nautilus. All intercompany transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. All amounts presented are in United States dollars, unless otherwise noted.

Goodwill

The aggregate amount of goodwill at September 30, 2010 and at June 30, 2010 was $4,695,204. Of this amount, $674,498 of our goodwill is related to the October 15, 2009 acquisition of Nautilus and $4,020,706 of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. Goodwill is not amortized but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30 for the MPAL goodwill and October 1st for the Nautilus goodwill.

We employ the adjusted balance sheet method to estimate the fair value of MPAL. This method entails estimating the fair value of all of balance sheet items as of the valuation date. If the adjusted equity value, after considering the fair values of the assets and liabilities, is greater than the carrying value, then no impairment is indicated. As of June 30, 2010, no impairment existed as the adjusted fair value exceeded the carrying value by 19%.

The fair value of our oil and gas properties are estimated based on the discounted cash flows of our proved and risk adjusted probable and possible reserves. The significant assumptions used in estimating the fair values of the oil and gas properties are oil and gas selling prices for non-contracted volumes, oil and gas sales volumes, discount rates, and production trends. The fair value of MPAL and Nautilus is most susceptible to changes in selling prices of oil and gas and changes in estimated sales volume.

The fair value of our nondepletable exploration permits and licenses is estimated separately using one of four methods – discounted cash flows, discounted cash flows adjusted for chances of success, recent farming costs and premiums, and estimated costs of committed work programs. The majority of the permits and licenses are valued based on the estimated cost of agreed work program commitments, which is a methodology that is not dependent on significant assumptions.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 Investor Agreement

On August 5, 2010, Magellan executed a Securities Purchase Agreement (the “Purchase Agreement”), an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its previously announced second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, Young Energy Prize S.A. (“YEP”), a Luxembourg corporation. The Purchase Agreement involves the issuance and sale of up to 5.2 million new shares of the Company’s common stock, $0.01 par value per share (the “Shares”) to YEP and/or one or more of its affiliates in return for $3.00 per new share issued and sold. Placement of the Shares was originally scheduled to occur on or before October 31, 2010. Under the Memorandum of Agreement, the deadline for completion of the Closings has been automatically extended until December 25, 2010. The Purchase Agreement provides that the obligations of YEP to complete the purchase of the Shares at the Closing is subject to certain conditions (which may be waived by YEP), including: (i) that the Company has performed, satisfied and complied in all material respects with all covenants, agreements and conditions required under the Purchase Agreement; and (ii) as of the time of any Closing other than the final Closing at which the last of the Shares are sold to and purchased by YEP to provide funds, together with other funds, to enable the closing of the Evans Shoal Transaction (see Note 3 below), the progress and status of the Evans Shoal Transaction shall be satisfactory to YEP, and, in the case of such final Closing, the conditions to the closing of the Evans Shoal Transaction shall have been satisfied or waived. The Company currently expects that one or more Closings under the Purchase Agreement will take place through December 25, 2010, with the proceeds to be used to cover operating and financing expenditures associated with the purchase by MPAL of the 40% interest in the Evans Shoal field (see Note 3). The purchase price for each Share was approximately 63% above the Common Stock closing price on August 6, 2010. If all Shares are sold to YEP pursuant to the Purchase Agreement, the ownership position of YEP and its affiliates in the Company will consist of approximately 15.5 million shares of Common Stock and 4.4 million shares of Common Stock issuable under YEP’s existing warrant, or approximately 33% of the outstanding shares of Common Stock, assuming the full exercise of such warrant.

Note 3 Evans Shoal Agreement

On March 25, 2010, MPAL entered into an agreement (the “ES Agreement”) with Santos Limited (Santos) to purchase Santos’ 40% interest in the Evans Shoal natural gas field (NT/P48), located in the Bonaparte Basin offshore Northern Australia.

Under the ES Agreement, Magellan is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million for its interest in Evans Shoal on or before December 25, 2010. Magellan would also pay additional contingent payments to Santos of (AUS) $50 million upon a favorable partner vote on any final investment decision to develop Evans Shoal and (AUS) $50 million upon first stabilized gas production from NT/P 48. Our purchase and sale of Santos’ interest in the Evans Shoal field remains conditioned upon receipt of consent to the transfer from Santos to MPAL from the other three existing owners of the Evans Shoal field. Subject to the Company’s ability to secure adequate financing on or before December 25, 2010, the Closing and completion of the Evans Shoal purchase is expected to occur in late December 2010.

The Company is currently working toward initiatives including but not limited to; new equity financing options, private investment and/or partner contributions to meet the financial commitments related to the ES Agreement. The first segment of the transaction was a cash deposit of (AUS) $15 million which is included in the consolidated balance sheet at September 30, 2010. In the event the Company is unable to make the required Evans Shoal completion payment on or before December 25, 2010, either because we are unable to raise sufficient funding by the sale of additional equity or debt securities in the near future or for some other reason, the ES Agreement provides that the Company would forfeit its initial (AUS) $15 million deposit payment to Santos. In addition, the ES Agreement provides that, if the Company is unable to make the completion payment when due, and the Company does not then have its own right to terminate the ES Agreement in accordance with its terms, then Santos may terminate the ES Agreement and decline to proceed with the sale of its 40% interest in the Evans Shoal field to the Company.

Note 4 Acquisitions- Supplemental Pro Forma Results

There have been no acquisitions in the three months ended September 30, 2010, however the following pro forma financial information represents the combined results for the Company including, Nautilus (purchased October 15, 2009) and the working interests in the Poplar Fields (purchased on March 8th and 9th, 2009) as if the acquisitions had occurred on July 1, 2009.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended September 30, 2009
Total Revenue	$9,842,604
Costs and expenses	10,323,036

Operating loss	(480,432)
Other income (expense) - net	77,815

Loss before taxes	(402,617)
Income tax (provision) benefit	(698,702)

Net loss	(1,101,319)
Less non-controlling interest in subsidiaries loss (income)	(10,242)

Net income attributable to Magellan Petroleum Corporation	$(1,111,561)

Note 5 Capital and Stock Based Compensation

On May 27, 2009, shareholders approved an amendment to the 1998 Stock Incentive Plan (the “Plan”) which reserved for issuance an aggregate of 5,205,000 shares of the Company’s common stock in the form of non-qualified stock options, SARs, restricted share awards, annual awards of stock to non-employee directors and performance based awards.

Options and non-vested shares

The Plan provides for options to be issued with an exercise price of not less than fair value of the stock price on the date of the award and for a term of not greater than ten years. As of September 30, 2010, no shares were available for future issuance under the Plan.

The following is a summary of option transactions for the three months ended September 30, 2010:

Options Outstanding	Expiration Dates	Number of Shares	Exercise Prices ($)	Fair Value at Grant Date
June 30, 2010		3,880,000	1.26 weighted average
Time based options awarded	August 2, 2020	400,000	1.84	$432,399
Performance based options awarded	August 2, 2020	400,000	1.84	$453,114

September 30, 2010		4,680,000	1.36 weighted average

All of the options have been issued with an exercise price equal to the fair value of the Company’s stock at the date of the award, which may differ from the grant date used for accounting purposes. Upon exercise of options, the excess of the proceeds over the par value of the shares issued is credited to capital in excess of par value.

On March 31, 2010, the Company granted 700,000 options to its Directors. All of these options are subject to shareholder approval at the annual shareholders’ meeting to be held on December 8, 2010. As this approval is pending, there is no grant date for accounting purposes and, consequently, there was no financial statement impact during the three months ended September 30, 2010. The options have an exercise price of $2.24 per share, vest evenly over 3 years beginning April 1, 2011 and expire on April 1, 2020.

On March 31, 2010, the Company also granted to its directors 350,000 non-vested shares of Company common stock which vest over 3 years. Of these shares, 141,666 vested on April 1, 2010 and 104,167 will vest on April 1, 2011 and 2012 respectively. Non-cash compensation expense of $87,500 related to these unvested shares was recorded for the three months ended September, 2010 and is included in the statements of income for the period then ended. The expense is being recognized over the requisite service period using the accelerated method. Unrecorded compensation expense for these non-vested shares was $290,713 as of September 30, 2010.

Non-employee options

There were no non-employee options issued during the three months ended September 30, 2010.

In 2009, the Company granted 262,500 time-based options, with an exercise price of $1.20 per share to a consultant.

Since these options were issued to a non-employee, the Company determines their fair value at the end of each reporting period. The option expense is recognized in the statement of operations using the accelerated method for the time-based awards.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these time base options at September 30, 2010 was determined to be $370,563 based on the Black-Scholes valuation model using the following assumptions:

September 30, 2010
Risk free interest rate	2.19%
Expected life	8.33 yrs
Expected volatility (based on historical price)	63.6%
Expected dividend	$0

The expected life of the time-based options is the remaining contractual term. The Company recorded non-cash charges of $32,830 related to these time based options for the quarter ended September 30, 2010. Unrecognized compensation for these options was $118,374 as of September 30, 2010. The time-based stock options vest in equal annual installments over the vesting period, which is also the requisite service period.

Employee options

During the quarter ended September 30, 2010, 400,000 stock options were issued to an employee as time based options and 400,000 as performance based options (PBOs).

The Company determines the fair value of these options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of certain assumptions including the expected stock price volatility. The assumptions used to value the Company’s option grants were as follows:

	Time Based	PBO
Risk free interest rate	2.23%	1.64%
Expected life	6.0	5.0
Expected volatility (based on historical price)	61.5%	73.7%
Expected dividend	$0	$0

The time based stock options vest in equal annual installments over the vesting period, which is also the requisite service period. These options have a 10-year term.

The PBO’s will vest in full only upon the completion of the planned purchase by MPAL of an ownership interest in the Evans Shoal field (see note 3). These options have a 10 year term.

All options vest in the event of change of control of the Company.

As of September 30, 2010, there were 1,400,000 unvested options outstanding under the Plan with a fair value at date of award of $1.20 per share, 150,000 unvested options outstanding under the Plan with a fair value at date of award of $1.40 per share, 100,000 unvested options outstanding under the Plan with a fair value at date of award of $1.72 per share, and 800,000 unvested options outstanding under the Plan with a fair value at date of award of $1.84 per share.

Non-cash compensation expense of $262,123 was recorded for employee options for quarter ended September 30, 2010 and is included in the statements of operations for the period then ended. The expense is being recognized over the requisite service period using the accelerated method. Unrecorded compensation expense for these employee options was $1,233,656 as of September 30, 2010.

Note 6 Loss per Share

Losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The reconciling items in the calculation of diluted EPS are the dilutive effect of stock options, warrants and non-vested shares. The potential dilutive impact of non-vested shares is determined using either the treasury stock method or the two-class method, whichever leads to higher dilution. The dilutive impact of stock options and warrants is determined using the treasury stock method.

During the three months ended September 30, 2010, the Company issued 800,000 stock options to an employee. (see Note 5)

At September 30, 2010, the Company had 8,227,826 options and warrants outstanding that had an exercise price below the average stock price for the periods that resulted in 2,438,677 incremental dilutive shares for the period. The Company also had 208,334 non-vested shares of company stock that resulted in 24,595 incremental dilutive shares for the period at September 30, 2010. There were no other potentially dilutive items at September 30, 2010. However, as a result of the net loss for the period, there is no dilutive effect.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2009, the Company had 2,630,000 time based and 1,000,000 performance/market based stock options outstanding and 4,347,826 warrants outstanding that were anti-dilutive. All of the options and warrants were anti-dilutive because their exercise price was below the average stock price for the period and there was a net loss reported for the period. There were no other potentially dilutive items at September 30, 2009. However, as a result of the net loss for the period, there is no dilutive effect.

Note 7 Segment Information

The Company has three reportable segments, MPC, its wholly owned subsidiary - MPAL and its 83.5% controlling member interest in Nautilus. The Company’s chief operating decision maker is William H. Hastings (President, Chief Executive Officer) who reviews the results of the MPC, MPAL and Nautilus businesses on a regular basis. All three segments engage in business activities from which each may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment.

Segment information (in thousands) for the Company’s three operating segments is as follows:

	QUARTER ENDED September 30,
	2010	2009
Revenues:
MPC	$302	$9
NAUTILUS	764	—
MPAL	2,633	8,870

Total consolidated revenues	$3,699	$8,879

Operating (Loss) income:
MPC	$(1,976)	$(1,813)
Nautilus	(213)	—
MPAL	(1,770)	1,110

Total operating (loss)	$(3,959)	$(703)

Net (Loss) income:
MPC	$(2,026)	$(1,912)
Nautilus	(212)	—
MPAL	(1,173)	615

Consolidated net (loss)	$(3,411)	$(1,297)
Less net loss attributable to non-controlling interest in subsidiaries	35	—

Consolidated net loss attributable to Magellan Petroleum Corporation	$(3,376)	$(1,297)

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2010	June 30, 2009
Assets:
MPC	$87,028	$90,345
Nautilus (1)	16,255	5,427
MPAL (1)	68,088	63,131
Equity elimination	(77,224)	(68,197)

Total consolidated assets	$94,147	$90,706

(1)	Goodwill attributable to MPAL was $4,021k and $674k attributable to Nautilus at September 30, 2010 and June 30, 2010.

Note 8 Exploration and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s and Nautilus’ properties. Components of these costs are as follows:

	THREE MONTHS ENDED September 30,	THREE MONTHS ENDED September 30,
Exploration and Dry Hole Costs	2010	2009
MPAL	$99,013	$312,312
Poplar Field	67,355	—
United Kingdom	247,302	26,801

Total	$413,670	$339,113

Note 9 Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the three months ended September 30, 2010 was as follows:

Balance at June 30, 2010	$(9,292,556)
Liabilities incurred	—
Liabilities settled	—
Accretion expense	(149,692)
Revisions to estimate	—
Sale of assets	—
Exchange effect	(920,671)

Balance at September 30, 2010	(10,362,919)

Note 10 Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The rate used in providing for income taxes on a current year-to-date basis for the three months ended September 30, 2010 is 8% compared to (117%) for the period ended September 30, 2009. For the current fiscal year, MPAL is not expected to have taxable income and MPC’s losses are expected to offset taxable permanent items. However, U.K. losses resulting from exploration activities are not expected to generate tax benefits. In the prior fiscal year, MPAL was expected to have taxable net income while the U.K. losses resulting from exploration activities and MPC’s losses were not expected to generate effective tax benefits, thus creating a tax provision on book losses.

Note 11 Investments

Marketable Securities

At September 30 2010, MPC held the following marketable securities which are expected to be held until maturity:

September 30, 2010	Par Value	Maturity Date	Carrying Amount	Fair Value
Short-term securities
U.S. Treasury Bills	$600,000	October-2010	$599,816	$599,940
U.S. Treasury Bills	600,000	November-2010	599,779	599,898
U.S. Treasury Bills	600,000	December-2010	599,718	599,808
U.S. Treasury Bills	600,000	January-2011	599,560	599,772

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010	Par Value	Maturity Date	Carrying Amount	Fair Value
U.S. Treasury Bills	600,000	February-2011	599,493	599,688
U.S. Treasury Bills	600,000	March-2011	599,393	599,514
U.S. Treasury Bills	600,000	April-2011	599,282	599,454
U.S. Treasury Bills	600,000	May-2011	599,133	599,352
U.S. Treasury Bills	800,000	June-2011	798,519	798,912
U.S. Treasury Bills	800,000	June-2011	798,172	798,728

Total	$6,400,000		$6,392,865	$6,395,066

At June 30, 2010, MPC did not have any marketable securities.

Securities Available-for-Sale

The Company classifies securities that have a readily determinable fair value and are not bought and held principally for the purpose of selling them in the near term as securities available-for-sale. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. The Company held the following securities classified as available for sale at September 30 and June 30, 2010:

September 30, 2010	Maturity Date	Fair Value
Equity securities	Not applicable	$210,134

June 30, 2010	Maturity Date	Fair Value
Equity securities	Not applicable	$192,417

Note 12 Fair Value Measurements

The Company’s items to which fair value measurements apply are securities available for sale. These investments are traded in active markets and quoted prices are available for identical investments.

Cash balances were $11,768,275 as of September 30, 2010 and the remaining $16,393,471 was held in time deposit accounts in several Australian banks that have terms of 90 days or less, and are therefore classified as cash equivalents. The fair value of cash equivalents approximates carrying value due to the short term nature of those instruments. National Australia Bank, Ltd. (“NAB”) holds 24% of the cash balance.

The following table presents the amounts of assets carried at fair value at September 30, 2010 and June 30, 2010 by the level in which they are classified within the valuation hierarchy:

	Fair Value Measurements at September 30, 2010 Rate Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Securities available for sale	$210,134	—

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at June 30, 2010 Rate Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Securities available for sale	$192,417	—

Note 13 Nondepletable Assets

At September 30, 2010 and June 30, 2010, oil and gas properties include $5 million and $4.3 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

	September 30, 2010	June 30, 2010
Nondepletable capitalized costs	$US	$US
MPAL (1)	$415,108	$415,108
Poplar Field (2)	826,846	313,710
United Kingdom (3)	3,804,457	3,576,518

Total	$5,046,411	$4,305,336

(1)	The Company evaluates exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value, related to step up to fair value for the 44.87% remaining interest of MPAL acquired in 2006, may be impaired.
(2)	Capitalized exploratory well costs initiated in fiscal year 2010 pending discovery and production of reserves.
(3)	Capitalized exploratory well costs initiated in 2007, pending discovery and production of reserves. Markwells Wood-1 is expected to spud November 2010.

Note 14 Debt

The Company’s long-term debt consists of the following:

September 30, 2010
Note payable to bank in monthly installments of $36,500 plus interest, at 6.0% through 2011	$550,720
Loans payable, varying terms through 2012, collateralized by vehicles	20,398

$571,118
Less current portion	451,585

Long-term debt, excluding current portion	$119,533

The following is a summary of principal maturities of long-term debt:

Less than 1 year	$451,585
Two years	$119,533

The variable rate of the note is based upon the Wall Street Journal Prime Rate (the index). The index was 3.250% at September 30, 2010, resulting in an interest rate of 6% per annum as of September 30, 2010. Under the note payable, Nautilus is subject to both financial and non-financial covenants. The financial covenant includes maintaining a debt service coverage ratio, as defined, of 1.2 to 1.0, which is calculated based on the annual tax return.

The Company also has a demand note payable with the same bank, classified as short term debt, which consists of advances under a $750,000 working capital line of credit. The line bears interest at a variable rate which was 6.50% as of September 30, 2010.

The Company also has a letter of credit of $335,000 with the same bank, to cover potential future environmental issues. In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

The note payable to bank, letter of credit and the demand note payable are collateralized by first mortgages and assignment of production for the East Poplar and Northwest Poplar Fields and is guaranteed by Magellan Petroleum Corporation up to $2,000,000.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The debt referred to above is the debt of Nautilus.

The carrying amount of the Company’s long term debt approximates its fair value, because of the variable rate, which resets based on the market rates.

Note 15 Related Party Transactions

On August 5, 2010, Magellan executed a Securities Purchase Agreement, an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its previously announced second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, Young Energy Prize S.A. (“YEP”), a Luxembourg corporation whose Chairman and CEO is Nikolay Bogachev, a director of the Company. The placement involves the issuance and sale of up to 5.2 million new shares of the Company’s common stock, $0.01 par value per share to YEP and/or one or more of its affiliates in return for $3.00 per new share issued and sold. (see Note 2)

The Company leases its Denver office (the office of Nautilus) from an entity owned by Thomas Wilson, a director of MPC. The lease is month to month. The total paid to related parties under this arrangement for the three months ended September 30, 2010 was $18,074.

Mr. J. Robinson West, a director of the Company has served as a consultant on various Australian projects. Mr. West is Chairman, Founder and CEO of PFC Energy (PFC). PFC has charged $183,646 for consulting which is included in the statement of operations for the three months ended September 30, 2010. At September 30, 2010, the Company’s accrued liabilities included $182,740 owed to PFC.

Nautilus Technical Group (NTG) has an interest in Nautilus. NTG is owned in part by Mr. J Thomas Wilson, a director of the Company; Mr. Monty Hoffman, a consultant to Nautilus; and Mr. Wayne Kahmeyer, the controller of Nautilus.

Note 16 Contingent Liabilities

Nautilus has a letter of credit of $335,000, issued by a bank, to cover possible future environmental issues, collateralized by first mortgages and assignment of production for the East Poplar and Northwest Poplar Fields and is guaranteed by Magellan Petroleum Corporation (see Note 14). In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

The Company has contingent payments related to the Evans Shoal Agreement (see Note 3).

Note 17 Subsequent Event(s)

The Company has evaluated subsequent events and noted no additional events that require recognition or disclosure at September 30, 2010.

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

Among these risks and uncertainties are the ability of MPAL, with the assistance of the Company, to successfully and timely close the Evans Shoal acquisition, the likelihood and timing of the receipt of proceeds from the YEP private placement transaction due to conditions stipulated in the Securities Purchase Agreement, the ability of the Company to successfully develop a strategy for methanol development, pricing and production levels from the properties in which Magellan and MPAL have interests, the extent of the recoverable reserves at those properties, the profitable integration of acquired businesses, including Nautilus Poplar LLC, the outcome of the Montana drilling program, the future outcome of the negotiations for gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin, including the likelihood of success of other potential suppliers of gas to the current customers of Palm Valley production and the results of the U.K. drilling program. In addition, MPAL has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. Any forward-looking information provided in this report should be considered with these factors in mind. Magellan assumes no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Executive Summary

Overview

MPC is engaged in the development of oil and natural gas reserves. Magellan’s most significant assets are its 100% equity ownership interest in Magellan Petroleum Australia Limited (“MPAL”) and its 83.7% interest in all zones surface to deep at the Poplar Dome fields, Roosevelt Co., Montana. MPAL also has signed an agreement to acquire a 40% equity interest in the Evans Shoal gas field, offshore Northern Territory, Australia. Magellan and MPAL also holds various override, operating and working interest positions elsewhere in Australia, the United Kingdom, and in Canada.

Over the past two years, Magellan has changed from a traditional, smaller volume energy production company into a developer of strategic reserve positions. This profile is due to recent agreements to acquire interests in the Poplar Dome complex, in Roosevelt Co., Montana along with an agreement, still pending closing, to acquire a 40% ownership interest in the large Evans Shoal natural gas field, offshore Northern Territory, Australia.

Magellan’s legacy production position, while yielding value, is expected to play a lesser role in the Company into the future. Gas sales in the largest producing field, Mereenie, have decreased this year due to the end of a term sales Agreement. Significant volumes of natural gas are still deliverable from Mereenie but are currently being cycled (re-injected) to allow for continued oil production and to, potentially, improve oil recoveries.

Financial Results

For the quarter, Magellan recorded a net loss of $3.4 million on total revenues of $3.7 million. The following items impacted our first quarter earnings and cash flow for fiscal year 2011 as compared to 2010:

•	Gas Sales decreased 92% to $0.4 million due to the term end of the Mereenie Sales Agreement

•	Oil Sales decreased due primarily to the sale of the Cooper Basin and Nockatunga assets

•

Production Costs decreased by 45% primarily due to cost reduction efforts at Mereenie and Palm Valley and pipeline repairs at Mereenie in prior year offset by the costs associated with the addition of the Poplar assets in Montana

The net loss in the first quarter is attributable to the term end of the Mereenie Sales Agreement. We believe that the residual gas reserves at Mereenie and in the Dingo field remain valuable assets to the company. Gas reserves can, ultimately, be worked into the feed stream for new industrial development in the Darwin area, be it Magellan’s industrial development plans or those of third parties, including expansion of existing assets there and/or supplements for operational shortfalls.

Magellan has begun new development within the Poplar Fields in Montana. The first of several new wells spud in September 2010 pursuant to a drilling and development plan at Poplar. This first well was also designed to provide data via logs, cores, and petrography analysis of a number of hydrocarbon pay zones extending from near 700 feet in depth all the way, in intervals, to 7,400 feet.

Magellan is planning for, and will likely incur, substantial capital expenditures for Poplar field development and for the remainder of the Evans Shoal acquisition and subsequent development in coming years. We are working toward the scheduled completion of the acquisition of a 40% working interest in the Evans Shoal Gas Field. Both of these properties have significant upside and, with investment, provide material growth opportunities to shareholders.

Additionally, the increased development brings with it the need to increase Company staff in both management and technical roles. The Company is actively discussing partnerships with experienced, knowledgeable partners toward the development of both fields. We have also enlisted various market participants, particularly for the Evans Shoal opportunity, to help monetize and secure a unique market development opportunity.

Further, and to address the long-term structure of the Company moving forward, the Company is seeking shareholder authorization for an amendment to our Certificate of Incorporation to permit the future issuance of various forms of new equity. These are authorizations only and any incremental issuance of shares pursuant to the authorizations will be conducted in a separate Board approved transaction. It is important to note that the assets to be acquired by the Company are far larger than any the Company has held in the past and so, equally, the authorizations for the issuance of new equity are larger as well.

Along the same lines, as mentioned, Magellan’s operational personnel base will grow requiring an expanded Stock Incentive Plan base which can be used to incentivize and compensate new staff. This has also been proposed for shareholder approval at the upcoming annual meeting.

Lastly, the Company believes that most companies restructuring within a development phase, like Magellan, would seek to establish an authorized class of Preferred Shares under their charter documents, if they do not already have such a class of Shares authorized. Again, we are seeking only authorizations rather than actual share issuance. Having a Preferred Share class in place and authorized allows Magellan to broaden its structuring scope and to properly respond to the market-based “offers” that might be attractive but which involve a “preferred” element. Any such proposal would be approved by the Board as a value-adding transaction.

An example of our growth efforts on an accretive basis would be the YEP Securities Purchase Agreement (see Note 2) that is expected to be implemented on or before December 25, 2010, with the proceeds to be used to cover operating and financing expenditures associated with the purchase by MPAL of the 40% interest in the Evans Shoal. The placement involves the issuance and sale of up to 5.2 million new shares of the Company’s common stock to YEP and/or one or more of its affiliates in return for $3.00 per new share issued and sold. The $3.00 share price for this transaction is indicative of our largest stockholder’s confidence in the Evans Shoal acquisition and our other projects, as the Company continues with its efforts to build substantial stockholder value. However, the Purchase Agreement provides that the obligations of YEP to complete the purchase of the Shares are subject to closing conditions, including a condition that the progress and status of the Evans Shoal transaction shall be satisfactory to YEP (see Note 2).

Operational Results

Australia

Production volumes, net of royalties, were 0.183 BCF of gas and 12,659 Bbls of oil for the quarter ended September 30, 2010 or 84% less total gas production and 69% less total oil production compared to the quarter ended September 30, 2009.

Mereenie: There were no natural gas sales at Mereenie this quarter due to the term end of the Mereenie Sales Agreement and there will be no gas sales for the foreseeable future. Mereenie continues to produce at or above 500 barrels of oil per day gross which is consistent with the production during the four quarters ended June 30, 2010.

Palm Valley: The Palm Valley local sales contract expires in January 2012. The Company is making strong efforts to dedicate remaining natural gas to area buyers under “life of remaining reserves” agreement(s).

Evans Shoal (NT/P48): Magellan is working towards the completion of the Evans Shoal acquisition with a payment of AUS$85 million to Santos due on or before December 25th, 2010. Evans Shoal’s production will supply a proposed methanol facility in Darwin Australia and, possibly, floating facilities offshore. Discussions with potential off-takers and financial partners are active and positive.

NT09-1: In March, Magellan accepted an offer from the Commonwealth – Northern Territory Offshore Petroleum Joint Authority for the grant of an exploration permit for petroleum over Area NT09-1 offshore Northern Territory. The area is located 220 kilometers (137 miles) northwest of Darwin. The permit covers 6,305 square kilometers (2,434 square miles) and is a good fit with Magellan’s stated gas development strategy.

Montana

MPC’s Poplar Fields oil production was 16,107 bbls net to Magellan at an average price of $65.80/bbl for quarter ended September 30, 2010.

Poplar Fields:

Magellan owns a total effective ownership average working interest of 83.7% in the East Poplar Unit and Northwest Poplar Fields. Magellan is seeking to acquire and consolidate additional interests within the field to increase its working interest ownership.

Magellan has started a drilling and development program on East Poplar Unit, Roosevelt County, Montana. East Poplar Unit (EPU) #119 spud on September 20, 2010 and reached a depth of 7,137 feet on October 18, 2010. Further completion operations to the deeper Nisku/Duperow formations are pending in early November with a separate completion rig. Well results to-date, while under further evaluation, yielded a broad stack of hydrocarbon-bearing formations from 692 feet all the way to current depth. Nautilus, the operator was also able to successfully recover the planned Charles and Bakken cores.

A two-well program had been planned for Montana this autumn. However, given the results and volume of development data/potential from the EPU#119 well, we will defer the second well in favor of a broader and deeper development program next year. We also will initiate a new shallow gas / oil shale analysis program later this year (subject to rig availabilities and timing). Funding for these projects will primarily come from bank financing.

Magellan continues to work with an intermediary to farm-out a share of our 23,000 acre Bakken position within the Poplar fields. There has been external interest in a farm-in program and the discussions are ongoing.

United Kingdom

The UK Project is being drilled by Northern Petroleum in West Sussex, United Kingdom. Magellan holds a net 40% working interest in the well. After existing farm-out agreements are taken into account, Magellan’s obligation will be 20% of gross drilling and completion well costs.

The Markwells Wood operator, Northern Petroleum, is undertaking final risk analysis work in preparation for the well spudding. The work is being conducted at the main drilling contractors offices along with all other contractors involved with the UK project. The drilling rig is moving to the Markwells Wood site and well spud is expected in the latter half of November.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended June 30, 2010, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies and significant estimates in 2010.

Liquidity and Capital Resources

At September 30, 2010, the Company on a consolidated basis had approximately $28.2 million of cash and cash equivalents and $6.4 million in marketable securities. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. Cash balances were $11.8 million as of September 30, 2010 and the remaining $16.4 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less. National Australia Bank, Ltd. (“NAB”) holds 24% of the cash and cash equivalent balance.

Consolidated

When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities. The balance of cash and cash equivalents and marketable securities increased $1 million during the three months ended September 30, 2010 compared to a $9.1 million increase in those balances during the three months ended September 30, 2009. The Company received stock issuance proceeds of $10 million in July 2009, which significantly increased cash and cash equivalents and marketable securities in the prior year.

The factor favorably impacting our liquidity and capital resources during the three months ended September 30, 2010 included:

•	effect of exchange rate changes on cash and cash equivalents of $3.7 million

Factors contributing to a decrease in our liquidity and capital resources during the three months ended September 30, 2010 included:

•	$0.7 million expended for property & equipment and exploration activities

•	$2.1 million expended for operating activities

Cash provided by operating activities for the three months ended September 30, 2010 decreased $4.1 million from the three months ended September 30, 2009 as discussed below:

Cash from revenues decreased approximately $5.1 million from the prior year three month period.

Australian oil and gas sales volume decreased resulting from the sale of our Cooper Basin and Nockatunga assets, natural field declines of Mereenie and reduced sales due to the Blacktip Field coming online leading to the end of Mereenie MSA 4 contract in February 2010. This was offset by the acquisition of the U.S. assets also in fiscal year 2010 and the 8.4% increase in the average foreign exchange rate, as well as a 4% price increase over prior year at Mereenie and an increase in gas pipeline tariff revenue which is now based on all Blacktip sales.

Operating cash outflows decreased approximately $0.9 million over the prior year primarily due to the following:

•

A net $1.0 million decrease in production costs which was due to; the cost reduction effort at Mereenie; pipeline repairs at Mereenie in the prior year and the sale of our Cooper Basin and Nockatunga assets which lowed production ($1.6 million) offset by a $0.6 million increase due to the acquisition of Nautilus Poplar

•	$0.7 million decrease in salaries and benefits due to the severance payment from prior year offset by increased salaries relating to the addition of employees upon the acquisition of Nautilus Poplar

•	$0.1 million increase in director fees and expenses due to the addition of a new director and increased fee base for directors

•	$0.2 million travel and consulting expense increase due to the Evans Shoal and Montana projects

•	$0.3 million decrease in taxes paid due to the expectation that MPAL will have a smaller tax liability for the current year

The Company invested $0.7 million in oil and gas exploration activities, which includes additions to property and equipment, for the three months ended September 30, 2010 and 2009.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 13% to 0.9698 at September 30, 2010, compared to a value of 0.8567 at June 30, 2010.

As to MPC

At September 30, 2010, MPC, on an unconsolidated basis, had working capital of $9.4 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and any future MPAL dividends will be adequate to meet MPC’s current obligations for the 2011 fiscal year, other than those obligations related to the Evans Shoal agreement, discussed below.

As to MPAL

At September 30, 2010, MPAL had working capital of $27.4 million and has budgeted approximately (AUS) $4.9 million for specific exploration projects in fiscal year 2011 as compared to the (AUS) $421,000 expended during the three months ended September 30, 2010. Despite no SEC defined reserves, MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contract for the sale of Palm Valley gas will expire during fiscal year 2012. The price of gas under the Palm Valley gas contract is adjusted quarterly to reflect changes in the Australian Consumer Price Index. Future oil revenues will be impacted by any volatility in the world price for crude oil. MPAL will strive to optimize operating expenses with any reductions in revenues.

On March 25, 2010, MPAL executed an agreement (the “ES Agreement”) with Santos Limited (Santos) to purchase Santos’ 40% interest in the Evans Shoal natural gas field (NT/P48), located in the Bonaparte Basin offshore Northern Australia. Under the ES Agreement, Magellan is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million) for its interest in Evans Shoal on or before December 25, 2010. Magellan would also pay additional contingent payments to Santos of (AUS) $50 million upon a favorable partner vote on any final investment decision to develop Evans Shoal and (AUS) $50 million upon first stabilized gas production from NT/P 48. The purchase and sale of ownership of Santos’ interest in the Evans Shoal field remains conditioned upon receipt of consent to the transfer from Santos to MPAL from the other three existing owners of the Evans Shoal field. Subject to the Company’s ability to secure adequate financing on or before December 25, 2010, the Closing and completion of the Evans Shoal purchase is expected to occur in late December 2010.

The Company is currently working towards new equity or debt financing options to raise sufficient funds to complete the Evans Shoal acquisition and its other requirements for capital resources over the next 12 month period, which are estimated to be approximately (AUS) $85 million. In the event the Company is unable to make the required Evans Shoal completion payment on or before December 25, 2010, either because we are unable to raise sufficient funding by the sale of additional equity or debt securities in the near future or for some other reason, the ES Agreement provides that the Company would forfeit its initial (AUS) $15 million deposit payment to Santos. In addition, the ES Agreement provides that, if the Company is unable to make the completion payment when due, and the Company does not then have its own right to terminate the ES Agreement in accordance with its terms, then Santos may terminate the ES Agreement and decline to proceed with the sale of its 40% interest in the Evans Shoal field to the Company.

As in the past, MPAL expects to fund its exploration costs through its cash and cash equivalents and cash flow from Australian operations. MPAL also expects that it will continue to seek partners to share its exploration costs. If MPAL’s efforts to find partners are unsuccessful, it may be unable or unwilling to complete the exploration program for some of its properties.

As to Nautilus

At September 30, 2010, Nautilus had a working capital deficit of ($0.9) million. Working capital is comprised of current assets less current liabilities.

At September 30, 2010, Nautilus has debt comprising a note payable of $550,720 and short term borrowings of $625,000 on a letter of credit (LOC), both issued by a bank.

Work continues with an intermediary to farm-out a share of Nautilus’ 23,000 acres Bakken position within the fields. There has been external interest in a farm-in program and discussions are ongoing.

A drilling and development program on East Poplar Unit (EPU), Roosevelt County, Montana has started. EPU #119 spud on September 20, 2010 and reached a depth of 7,137 feet on October 18, 2010. Further completion operations to the deeper Nisku/Duperow formations are pending in early November with a separate completion rig. Well results to-date, while under further evaluation, yielded a broad stack of hydrocarbon-bearing formations from 692 feet all the way to current depth. Nautilus was able to successfully recover the planned Charles and Bakken cores.

A two-well program had been planned for Montana this autumn. However, given the results and volume of development data/potential from the EPU#119 well, we will defer the second well in favor of a broader and deeper development program next year. We also will initiate a new shallow gas / oil shale analysis program later this year (subject to rig availabilities and timing).

Funding for these projects will primarily come from bank financing.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. Nautilus has a letter of credit of $335,000, issued by a bank, to cover possible future environmental issues, collateralized by first mortgages and assignment of production for the East Poplar and Northwest Poplar Fields and is guaranteed by Magellan Petroleum Corporation (see Note 14). In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

There have been no material changes outside the ordinary course of business in our contractual obligations during the first three months of fiscal year 2011. Please see our Form 10-K for the year ended June 30, 2010, for a discussion of our contractual obligations.

THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. SEPTEMBER 30, 2009

REVENUES AND OTHER INCOME

Significant changes in revenues and other income were as follows:

	THREE MONTHS ENDED September 30,
	2010	2009	$ Variance	% Variance

Oil sales	$2,107,647	$2,786,826	$(679,179)	(24%)
Gas sales	409,260	5,408,946	(4,999,686)	(92%)
Other production related revenues	1,119,275	683,014	436,261	64%
Investment income	246,316	1,496,538	(1,250,222)	(84%)

OIL SALES DECREASED due primarily to the sale of the Cooper Basin and Nockatunga Assets in fiscal year 2010 and the Mereenie pipeline was de-oiled in the prior year increasing the number of barrels sold. This was offset by the acquisition of the U.S. assets, also in fiscal year 2010, and the 8.4% increase in the average foreign exchange rate discussed below as well as a 4% price increase over prior year at Mereenie.

Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2010 SALES		2009 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia (in AUD):
Mereenie field	12,659	83.98	27,464	80.61	(54)%	4%
Cooper Basin	—	—	496	74.30	(100)%	*
Nockatunga project	—	—	13,469	71.09	(100)%	*

Total	12,659	83.98	41,429	77.46	(69)%	8%

	BBLS	AVERAGE PRICE U.S.$ PER BBL	BBLS	AVERAGE PRICE U.S.$ PER BBL	% Variance BBLS	% Variance $ PER BBL
United States (in U.S.D.):
Poplar Fields	16,107	65.80	—	—	100%	*

*	calculation not meaningful

GAS SALES DECREASED due to natural field declines plus reduced Mereenie sales due to Blacktip Field coming online leading to the end of Mereenie MSA4 contract in February 2010.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2010 SALES		2009 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	.183	2.27	.275	2.25	(33%)	0.9%
Australia: Mereenie	—	—	.890	6.48	(100%)	*

Total	.183	5.45	1.165	5.45	(84%)	0.0%

*	Calculation not meaningful

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues. Revenues increased as tariff revenue is now based on all BlackTip sales, where as last year was only on Mereenie gas sales and the 8.4% increase in the average foreign exchange rate discussed below.

INVESTMENT INCOME DECREASED primarily as a result of a $1,288,200 realized gain on the sale of available-for-sale securities in the three months ended September 30, 2009.

OPERATING AND OTHER EXPENSES

Significant changes in operating and other expenses are as follows:

	THREE MONTHS ENDED September 30,
	2010	2009	$ Variance	% Variance
Production costs	$1,839,163	$3,330,606	(1,491,443)	(45%)
Exploration and dry hole costs	413,670	339,113	74,557	22%
Salaries and employee benefits	941,676	1,743,508	(801,832)	(46%)
Depletion, depreciation and amortization	989,338	1,163,006	(173,668)	(15%)
Auditing, accounting and legal services	238,450	384,388	(145,938)	38%
Other administrative expenses	2,953,064	2,362,309	590,755	25%
Warrant expense	—	1,392,472	(1,392,472)	(100%)
Income tax (benefit) provision	(301,336)	698,702	1,000,038	143%

PRODUCTION COSTS DECREASED primarily due to the result of cost reductions efforts (Mereenie & Palm Valley) and prior years costs of pipeline repairs at Mereenie ($1,566,000), the elimination of production costs related to the Cooper Basin Assets sold in fiscal year 2010 ($443,000) and lower transportation and field monitoring costs at Mereenie ($373,000), offset by the productions costs associated with the U.S. assets acquired in October 2009 ($608,000), and the 8.4% increase in the average foreign exchange rate discussed below.

EXPLORATION AND DRY HOLE COSTS INCREASED due to exploration costs in the U.K ($166,000), the exploration costs associated with the U.S. assets acquired in October 2009 ($67,000) and the 8.4% increase in the average foreign exchange rate discussed below, offset by reduced exploration in Australia (primarily Mereenie) ($118,000) and the sale of the Cooper basin assets in 2010 ($87,000).

SALARIES AND EMPLOYEE BENEFITS DECREASED primarily due to payment of employee termination costs in Australia in prior year ($993,000), offset by the costs associated with the U.S. acquisition in October 2009 ($104,000) and the 8.4% increase in the average foreign exchange rate discussed below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED primarily due to the adjustments to depreciation and depletion necessary as a result of the reduction in SEC defined reserves in Australia as of June 30, 2010, offset by the costs associated with U.S. assets acquired in October 2009 ($411,000).

AUDITING, ACCOUNTING AND LEGAL SERVICES DECREASED mostly due to prior year legal costs relating to employment matters in Australia ($94,000) and other general legal items in the U.S. which were slightly offset by the 8.4% increase in the average foreign exchange rate discussed below.

OTHER ADMINISTRATIVE EXPENSES INCREASED due to the exchange rate losses on US dollar cash held by MPAL ($95,000), increased directors costs related to the addition of a new director and increased fee base for directors ($108,000), increased travel and consulting costs ($228,000) due to the Evans Shoal and Montana projects and the 8.4% increase in the average foreign exchange rate discussed below.

WARRANT EXPENSE in prior year relates entirely to the recording of the fair market value of certain warrants as discussed in our June 30, 2010 annual financial report. The facts requiring this entry no longer exists.

INCOME TAXES

INCOME TAX PROVISION DECREASED due to the decrease in the effective tax rate (see Note 10 to the Financial Statements for a discussion of effective tax rates). For the current fiscal year, MPAL is not expected to have taxable income and MPC’s losses are expected to offset taxable permanent items. However, U.K. losses resulting from exploration activities are not expected to generate tax benefits. In the prior fiscal year, MPAL was expected to have taxable net income while the U.K. losses resulting from exploration activities and MPC’s losses were not expected to generate effective tax benefits, thus creating a tax provision on book losses.

EXCHANGE EFFECT

THE VALUE OF THE AUSTRALIAN DOLLAR RELATIVE TO THE U.S. DOLLAR INCREASED TO .969820 at September 30, 2010 compared to a value of .85670 at June 30, 2010. This resulted in a $6,178,379 credit to the foreign currency translation adjustments account for the three months ended September 30, 2010. The average exchange rate used to translate MPAL’s operations in Australia was .903118 for the quarter ended September 30, 2010, which was an 8.4% increase compared to the .8330 rate for the quarter ended September 30, 2009.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future. Any change in the exchange rate between the Australian and U.S. dollar could have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollars could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and expenses by $0.3 million and $0.4 million, respectively, for the three months ended September 30, 2010.

For the three month period ended September 30, 2010, oil sales represented approximately 59% of total oil and gas revenues. Based on the current three month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.2 million. Gas sales, which represented approximately 11% of total oil and gas revenues in the current three months, are derived primarily from the Palm Valley field in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended September 30, 2010.

At September 30, 2010, the value of our investments in available-for-sale-securities was $210,134.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and Antoine J. Lafargue, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2010. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART II - OTHER INFORMATION

SEPTEMBER 30, 2010

ITEM 1A	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2010. Other than as set forth below, there have not been any material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended June 30, 2010.

We recently entered into an agreement with Santos to purchase Santos’ 40% interest in a large gas field offshore in Australia, under which we made an initial cash deposit of (AUS) $15 million as partial payment of the purchase price. If we are unable to complete the purchase of the Evans Shoal interest by the “completion date” specified under the agreement, then we would forfeit our deposit payment and Santos could elect to terminate the agreement.

On March 25, 2010, our subsidiary MPAL entered into an agreement (the “ES Agreement”) with Santos Limited (Santos) to purchase Santos’ 40% interest in Evans Shoal natural gas field (NT/P48), located in the Bonaparte Basin offshore Northern Australia. Under the ES Agreement, we paid a cash deposit of (AUS) $15 million to be credited against the (AUS) $100 million initial purchase price for purchase of the Santos interest in the field. Our purchase and sale of Santos’ interest in the Evans Shoal field remains conditioned upon receipt of consent to the transfer from Santos to MPAL from the other three existing owners of the Evans Shoal field. The Company is currently working toward initiatives including but not limited to; new equity financing options, private investment and/or partner contributions to meet the financial commitments related to the ES Agreement.

In the event the Company is unable to make the required Evans Shoal completion payment on or before December 25, 2010, either because we are unable to raise sufficient funding by the sale of additional equity or debt securities in the near future or for some other reason, the ES Agreement provides that the Company would forfeit its initial (AUS) $15 million deposit payment to Santos. In addition, the ES Agreement provides that, if the Company is unable to make the completion payment when due, and the Company does not then have its own right to terminate the ES Agreement in accordance with its terms, then Santos may terminate the ES Agreement and decline to proceed with the sale of its 40% interest in the Evans Shoal field to the Company.

For a more complete description of the Evans Shoal agreement and gas field, see Note 2 to the unaudited financial statements included within this Form 10-Q and Note 10 to the Consolidated Financial Statements included in our Form 10-K for the period ended June 30, 2010.

We recently entered into a second investment agreement with our largest stockholder to provide additional funding to the Company, through the sale of 5.2 million shares of our Common Stock at a purchase price of $3.00 per share, to help complete the Evans Shoal Transaction, which investment agreement is subject to specified conditions before the stockholder is required to complete the purchase of the shares.

We recently entered into a second Securities Purchase Agreement with our largest stockholder, Young Energy Prize S.A. (“YEP”), which provides for the sale of 5.2 million shares of our common stock (the “Shares”) at a price per share of $3.00, to YEP or its affiliate at one or more closings (each, a “Closing”) that were originally scheduled to occur on or before October 31, 2010. Under a related agreement, the deadline for completion of the Closings has been automatically extended until December 25, 2010. The Purchase Agreement provides that the obligations of YEP to complete the purchase of the Shares at the Closing is subject to certain closing conditions (which may be waived by YEP), including a condition that the progress and status of the Evans Shoal Transaction shall be satisfactory to YEP.

If YEP is not satisfied with the Company’s progress with, and status of, the Evans Shoal Transaction, at the time a Closing is required to take place pursuant to the Purchase Agreement, YEP could elect not to complete the purchase of the Shares and could also terminate the Agreement. In that event, the Company’s financial condition and ability to complete the Evans Shoal Transaction would be adversely affected, which could cause our stock price to decline. For a more complete description of this Purchase Agreement, see Note 2 to the unaudited financial statements included within this Form 10-Q.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
July 1-31, 2010	0	0	0	319,150
August 1-31, 2010	0	0	0	319,150
September 1-30, 2010	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2009, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

Unregistered Sales of Equity Securities

On August 5, 2010, Magellan executed a Securities Purchase Agreement and an Investor’s Agreement to finalize the terms of its previously announced second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, Young Energy Prize S.A. (“YEP”), a Luxembourg corporation. The placement involves the issuance and sale of up to 5.2 million new shares of the Company’s common stock, $0.01 par value per share to YEP and/or one or more of its affiliates in return for $3.00 per new share issued and sold. Placement of the shares was originally scheduled to occur on or before October 31, 2010. Under the Memorandum of Agreement, the deadline for completion of the Closings has been automatically extended until December 25, 2010. The Purchase Agreement provides that the obligations of YEP to complete the purchase of the Shares are subject to Closing conditions, including a condition that the progress and status of the Evans Shoal Transaction shall be satisfactory to YEP. Currently, the Company expects that one or more Closings under the Purchase Agreement will take place through December 25, 2010. The proceeds are expected to be used to cover operating and financing expenditures associated with the purchase by MPAL of the 40% interest in the Evans Shoal field. The share purchase price is approximately 63% above the Common Stock closing price on August 6, 2010. If all shares are placed, the ownership position of YEP and its affiliates in the Company will consist of approximately 15.5 million shares of Common Stock and 4.4 million shares of Common Stock issuable under YEP’s existing warrant, or approximately 33% of the outstanding shares of Common Stock, assuming the full exercise of such warrant. In the Purchase Agreement, the Investor has represented that it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Shares have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the applicable federal and state registration requirements. The Company has relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof for the purposes of the transaction.

ITEM 6	EXHIBITS

3.1	Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth filed on February 12, 1988 with the State of Delaware, as filed as Exhibit 4(b) to the Company’s Form S-8 Registration Statement (File No. 333-70567), filed on January 14, 1999, are incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware, filed as Exhibit 3(a) to the Company’s quarterly report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation related to Article Twelfth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.3 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.4	Certificate of Amendment to Certificate of Incorporation related to Article Thirteenth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.4 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.5	Amended and Restated Bylaws, as of March 10, 2010, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 15, 2010 and incorporated herein by reference.

10.1	Employment Agreement between the Company and Antoine J. Lafargue, dated as of August 2, 2010, filed as Exhibit 10.1 to current report on Form 8-K filed on August 4, 2010, is incorporated herein by reference.

10.2	Indemnification Agreement between the Company and Antoine J. Lafargue, dated as of August 2, 2010, filed as Exhibit 10.2 to current report on Form 8-K filed on August 4, 2010, is incorporated herein by reference.

10.3	Non-Qualified Stock Option Award Agreement between the Company and Antoine J. Lafargue, dated as of August 2, 2010, filed as Exhibit 10.3 to current report on Form 8-K filed on August 4, 2010, is incorporated herein by reference.

10.4	Non-Qualified Stock Option Performance Award Agreement between the Company and Antoine J. Lafargue, dated as of August 2, 2010, filed as Exhibit 10.4 to current report on Form 8-K filed on August 4, 2010, is incorporated herein by reference.

10.5	Securities Purchase Agreement between the Company and Young Energy Prize S.A., dated August 5, 2010, filed as Exhibit 10.1 to current report on Form 8-K filed on August 11, 2010, is incorporated herein by reference.

10.6	Memorandum of Agreement between the Company and Young Energy Prize S.A., dated August 5, 2010, filed as Exhibit 10.2 to current report on Form 8-K filed on August 11, 2010, is incorporated herein by reference.

10.7	Investor Rights Agreement, between the Company and Young Energy Prize S.A., dated August 5, 2010, filed as Exhibit 10.3 to current report on Form 8-K filed on August 11, 2010, is incorporated herein by reference.

31.	Rule 13a-14(a) Certifications.

Certification of William H. Hastings, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

Certification of Antoine J. Lafargue, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

32.	Section 1350 Certifications.

Certification of William H. Hastings, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

Certification of Antoine J. Lafargue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: November 12, 2010	By	/S/ WILLIAM H. HASTINGS
William H. Hastings, President and Chief Executive Officer
(Duly Authorized Officer)

	By	/S/ ANTOINE J. LAFARGUE
Antoine J. Lafargue, Chief Financial Officer and Treasurer
(as Principal Financial Officer)