Form 10-Q
period 2010-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2011-02-14
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the issuer’s single class of common stock as of February 3, 2011 was 52,455,977

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

December 31, 2010

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,091,183	$33,591,534
Accounts receivable — trade (net of allowance for doubtful accounts of $113,759 and $95,912 at December 31, 2010 and June 30, 2010, respectively)	3,710,230	4,427,245
Accounts receivable — working interest partners	90,354	204,630
Marketable securities	3,795,380	—
Securities available-for-sale (at fair value)	252,778	192,417
Inventories	794,570	815,179
Deferred income taxes	133,807	189,236
Assets held for sale	637,078	648,217
Income tax receivable	1,765,607	1,223,426
Other assets	362,347	478,665

Total current assets	39,633,334	41,770,549

Deferred income taxes	7,533,222	5,262,649
Deposit on Evans Shoal	15,241,650	12,850,500
Property and equipment, net:
Oil and gas properties (successful efforts method)	132,804,370	113,646,852
Land, buildings and equipment	3,896,175	3,328,670
Field equipment	6,298,242	5,843,939

	142,998,787	122,819,461
Less accumulated depletion, depreciation and amortization	(113,339,350)	(96,905,478)

Net property and equipment	29,659,437	25,913,983
Goodwill	4,695,204	4,695,204
Other assets	213,500	213,500

Total assets	$96,976,347	$90,706,385

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,322,700	$2,387,857
Accrued liabilities	2,577,273	2,064,979
Demand notes payable	575,000	470,000
Current portion of notes payable	451,585	451,585
Liability related to assets held for sale	191,123	194,465
Deferred income taxes	—	83,400
Income taxes payable	90,417	460,617

Total current liabilities	7,208,098	6,112,903

Long term liabilities:
Deferred income taxes	706,208	1,157,735
Notes payable	8,022	232,430
Other long term liabilities	116,677	92,577
Asset retirement obligations	10,775,644	9,292,556

Total long term liabilities	11,606,551	10,775,298

Commitments and contingencies (Note 16)	—	—
Equity:
Common stock, par value $.01 per share: Authorized 300,000,000 shares, outstanding, 52,335,977 at December 31 and at June 30, 2010	523,358	523,358
Capital in excess of par value	92,921,259	91,905,062
Preferred stock, par value $.01 per share: Authorized 50,000,000 and 00 shares, outstanding, none at December 31 and June 30, 2010	—	—
Accumulated deficit	(29,115,445)	(23,640,191)
Accumulated other comprehensive income	11,872,109	3,116,263

Total equity attributable to Magellan Petroleum Corporation	76,201,281	71,904,492
Non-controlling interest in subsidiaries	1,960,417	1,913,692

Total equity	78,161,698	73,818,184
Total liabilities and equity	$96,976,347	$90,706,385

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2010	2009	2010	2009
REVENUES:
Oil sales	$2,756,212	$3,155,798	$4,926,858	$5,942,624
Gas sales	458,420	5,551,734	867,680	10,960,680
Other production related revenues	1,246,372	1,008,737	2,365,647	1,691,751

Total revenues	4,461,004	9,716,269	8,160,185	18,595,055

COSTS AND EXPENSES:
Production costs	2,520,539	2,089,296	4,359,702	5,419,902
Exploration and dry hole costs	614,569	317,943	1,028,239	657,056
Salaries and employee benefits	1,532,736	1,006,793	2,474,412	2,750,301
Depletion, depreciation and amortization	260,732	1,484,130	1,250,070	2,647,136
Auditing, accounting and legal services	520,327	392,686	758,778	777,074
Accretion expense	168,591	209,584	318,283	384,351
Shareholder communications	203,963	223,647	357,118	302,174
Gain on sale of field equipment	(443,035)	(1,139,465)	(463,177)	(1,134,275)
Impairment loss	—	1,604,417	—	1,604,417
Other administrative expenses	2,779,687	1,660,088	5,732,751	4,022,397

Total costs and expenses	8,158,109	7,849,119	15,816,176	17,430,533

Operating (loss) income	(3,697,105)	1,867,150	(7,655,991)	1,164,522

Warrant expense	—	(986,248)	—	(2,378,719)
Investment income	221,494	1,038,394	467,810	2,534,931

(Loss) income before income taxes	(3,475,611)	1,919,296	(7,188,181)	1,320,734
Income tax benefit (provision)	1,378,316	(323,104)	1,679,652	(1,021,806)

Net (Loss) Income before non-controlling interest	(2,097,295)	1,596,192	(5,508,529)	298,928

Less non-controlling interest (Income) loss	(1,838)	(3,637)	33,275	(3,637)

Net (Loss) Income attributable to Magellan Petroleum	$(2,099,133)	$1,592,555	$(5,475,254)	$295,291

Average number of shares outstanding
Basic	52,335,977	51,679,618	52,335,977	50,612,610

Dilutive	52,335,977	52,856,331	52,335,977	51,199,170

Net (Loss) income per basic and dilutive common shares attributable to Magellan Petroleum Corporation common shareholders	$(0.04)	$0.03	$(0.10)	$0.01

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED December 31,
	2010	2009
OPERATING ACTIVITIES:
Net (loss) income	$(5,508,529)	$298,928
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) loss from disposal of assets	(463,177)	(1,134,275)
(Gain) from sale of investments	(1,894)	(2,065,369)
Depletion, depreciation and amortization	1,250,070	2,647,136
Accretion expense	318,283	384,351
Deferred income taxes	(1,758,907)	(822,012)
Stock option compensation and change in warrant valuation	1,203,396	3,267,689
Exploration and dry hole costs	60,605	—
Impairment loss	—	1,604,417
Change in operating assets and liabilities:
Accounts receivable	1,724,334	(225,291)
Other assets	356,949	79,858
Inventories	69,894	617,741
Accounts payable and accrued liabilities	(245,467)	(1,912,761)
Income taxes receivable	(571,779)	(1,494,817)

Net cash (used in) provided by operating activities	(3,566,222)	1,245,595
INVESTING ACTIVITIES:
Proceeds from sale of field equipment	467,844	1,531,080
Additions to property and equipment	(268,263)	(1,735,434)
Oil and gas exploration activities	(3,105,431)	(58,041)
Proceeds from sale of securities available for sale	—	9,615,215
Purchase of securities available for sale	—	(6,993,224)
Marketable securities matured or sold	3,206,250	5,995,965
Marketable securities purchased	(6,999,735)	(6,196,784)
Advance from buyer related assets held for sale	—	5,626,530
Purchase of controlling interest – Nautilus Poplar LLC	—	(7,309,113)
Purchase of additional working interest in Poplar Fields	(380,000)	—
Cash acquired-purchase of Nautilus Poplar LLC	—	314,727

Net cash (used in) provided by investing activities	(7,079,335)	790,921

FINANCING ACTIVITIES:
Debt principal payments	(1,924,408)	(122,495)
Proceeds from borrowings	1,805,000	—
Non-controlling Capital Contribution – Nautilus Poplar LLC	80,000	—
Proceeds from issuance of stock	—	10,000,000

Net cash (used in) provided by financing activities	(39,408)	9,877,505

Effect of exchange rate changes on cash and cash equivalents	5,184,615	3,812,931

Net (decrease) increase in cash and cash equivalents	(5,500,351)	15,726,952
Cash and cash equivalents at beginning of period	33,591,534	34,688,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,091,183	$50,415,794

Cash Payments:
Income taxes	651,034	3,338,635
Interest Paid, net of amount capitalized	37,198	17,780

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding gain (loss)	60,360	(5,642)
Revision to estimate of asset retirement obligations	189,108	1,421
Write off of expired license	79,921	—
Accounts payable related to property and equipment	831,687	2,872

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED December 31,		SIX MONTHS ENDED December 31,
	2010	2009	2010	2009
Net (loss) income	$(2,097,295)	$1,596,192	$(5,508,529)	$298,928
Foreign currency translation adjustments	2,517,107	719,954	8,695,486	5,483,433
Unrealized holding gains (losses) net of deferred tax	60,360	(592,173)	60,360	(227,607)

Total comprehensive income	480,172	1,723,973	3,247,317	5,554,754
Less net (income) loss attributable to non-controlling interest in subsidiary	(1,838)	(3,637)	33,275	(3,637)

Comprehensive income attributable to Magellan Petroleum Corporation	$478,334	$1,720,336	$3,280,592	$5,551,117

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
June 30, 2010	$523,358	—	$91,905,062	$(23,640,191)	$3,116,263	$1,913,692	$73,818,184
Stock and stock option compensation			1,016,197	—	—	—	1,016,197
Net loss	—	—	—	(5,475,254)	—	(33,275)	(5,508,529)
Foreign currency translation adjustments	—	—	—	—	8,695,486	—	8,695,486
Unrealized holding gains, net of deferred tax	—	—	—	—	60,360	—	60,360
Capital contribution	—	—	—	—	—	80,000	80,000

December 31, 2010	$523,358	$—	$92,921,259	$(29,115,445)	$11,872,109	$1,960,417	$78,161,698

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

Magellan Petroleum Corporation (the “Company” or “Magellan” or “MPC” or “we” or “us”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At December 31, 2010, MPC had three reporting segments: (1)100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”); (2) an 83.5% controlling member interest in Nautilus Poplar, LLC (“Nautilus”), based in Denver, Colorado and (3) MPC the parent company, which also owns directly a 28.3% working interest in the Poplar Fields in Montana. On a consolidated basis, MPC through Nautilus and MPC, owns an average 85.7% working interest in the Poplar field assets in Montana.

On December 4, 2009, the Company announced the sale of all its interests in the Nockatunga oil fields, the Kiana and Aldinga oil fields, the Udacha gas field and its exploration acreage in the Cooper Basin of Queensland and South Australia. The Company subsequently entered into sales agreements to affect the sale of those licenses. The Company also entered into a sales agreement for the sale of its ATP 613P, ATPA 674P and ATPA 733P interests in the Maryborough Basin of Queensland. These assets were disposed of because they are non-core to our strategies. As of December 31, 2010, the ATPA 674P and ATPA 733P for Maryborough and ATP 732 for Cooper basin are included in assets held for sale as the Australian government has yet to grant the titles necessary for the sales to be completed. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

On December 8, 2010, shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to authorize a class of 50,000,000 shares of preferred stock, par value of $0.01 per share (“Preferred Stock”). Pursuant to the amendment, share of Preferred Stock may be issued in one or more series of any number of shares as determined by the Company’s Board of Directors (“Board”). The Board may fix the voting powers of such series and the designations, preferences, relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof (including such series’ redemption rights, dividend rights, liquidation preferences, and conversion rights).

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and its subsidiaries, MPAL and Nautilus. All intercompany transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. All amounts presented are in United States dollars, unless otherwise noted.

Goodwill

The aggregate amount of goodwill at December 31, 2010 and at June 30, 2010 was $4,695,204. Of this amount, $674,498 of our goodwill is related to the October 15, 2009 acquisition of Nautilus and $4,020,706 of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. Goodwill is not amortized but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30 for the MPAL goodwill and October 1st for the Nautilus goodwill.

At October 1, 2010, we performed our annual impairment testing of the Nautilus goodwill. We employed both the income approach (discounted cash flow method) and the market value approach in estimating the fair value of Nautilus. As of October 1, 2010, no impairment existed as the indicated fair value of Nautilus, based upon our estimate exceeds its carrying value.

Note 2 Investor Agreement

On August 5, 2010, Magellan executed a Securities Purchase Agreement (the “Purchase Agreement”), an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its previously announced second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, Young Energy Prize S.A. (“YEP”), a Luxembourg corporation. The Purchase Agreement involves the issuance and sale of up to 5.2 million new shares of the Company’s common stock (“Shares”) to YEP and/or one or more of its affiliates in return for $3.00 per new share issued and sold. Placement of the Shares was originally scheduled to occur on or before October 31, 2010. The Company currently expects that one or more closings under the Purchase Agreement will take place through May 31, 2011, with the proceeds to be used to cover operating and financing expenditures associated with MPAL’s purchase of Santos Offshore Pty Ltd’s (“Santos”) 40% interest in the Evans Shoal natural gas field (NT/P48) (“Evans Shoal”), located in the Bonaparte Basin offshore Northern Australia (“Evans Shoal Transaction”) (see Note 3). The Purchase Agreement provides that the obligations of YEP to complete the purchase of the Shares at closing are subject to certain conditions (which may be waived by YEP), including: (i) that the Company has performed, satisfied and complied in all material respects with all covenants, agreements and conditions required under the Purchase Agreement; and (ii) as of the time of any closing other than the final closing at which the last of the Shares are sold to and purchased by YEP, the progress and status of the Evans Shoal Transaction shall be satisfactory to YEP, and, in the case of such final closing, the conditions to the closing of the Evans Shoal Transaction shall have been satisfied or waived. If all Shares are sold to YEP pursuant to the Purchase Agreement, the ownership position of YEP and its affiliates in the Company will consist of approximately 14.5 million shares of Common Stock and 4.4 million shares of Common Stock issuable under YEP’s existing warrant, or approximately 30.4% of the outstanding shares of Common Stock, assuming the full exercise of such warrant.

Pursuant to a Commitment Letter to the Company dated January 13, 2011, effective December 23, 2010, YEP has agreed to provide the additional funding which, together with the $15.6 million to be provided under the Purchase Agreement, is required for MPAL to complete the Evans Shoal Transaction (see Note 3). It is expected that the additional YEP funding will initially be in the form of a loan which will be subsequently restructured as equity in the entity or entities that will ultimately hold the benefits of the MPAL Evans Shoal interest. Details regarding this equity interest have yet to be finalized. The receipt of the additional funding is conditioned upon the Company’s sole use thereof to fund the Evans Shoal Transaction, preceded by receipt of all requisite consents for such acquisition (along with a reasonable period of time in which to close such funding after the receipt of such consents consistent with the timetable for the closing with Santos), and the satisfaction of customary closing conditions typically applicable to such a funding (such as the obtaining of all regulatory consents, compliance by the Company and MPAL with typical contractual representations and warranties, and the absence of any interfering litigation).

Note 3 Evans Shoal Agreement

On March 25, 2010, MPAL entered into an Asset Sales Deed with Santos Offshore Pty Ltd (“Evans Shoal Agreement”), to purchase Santos Offshore Pty Ltd’s (“Santos”) 40% interest in the Evans Shoal natural gas field (NT/P48) (“Evans Shoal”), located in the Bonaparte Basin offshore Northern Australia (“Evans Shoal Transaction”).

Under the Evans Shoal Agreement, MPAL is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million (“Purchase Price”) for its interest in the undeveloped Evans Shoal consisting of: (i) a 40% participating interest in the Evans Shoal Joint Operating Agreement and (ii) a 40% legal and beneficial ownership interest in the Evans Shoal Title (as defined in the Evans Shoal Agreement). MPAL is also obligated to pay additional contingent payments to Santos of (AUS) $50 million upon a favorable partner vote on a any final investment decision to develop Evans Shoal and (AUS) $50 million upon first stabilized gas production from Evans Shoal. Consistent with the terms of the Evans Shoal Agreement, MPAL made an initial cash deposit of (AUS) $15 million towards the Purchase Price (“Initial Deposit”) in March 2010 to an escrow account and that amount is included in the consolidated balance sheet at December 31, 2010. While the Evans Shoal Agreement, in its original form, provided for limited circumstances under which MPAL is entitled to reimbursement of the Initial Deposit, the original Evans Shoal Agreement also provided that if MPAL is unable to pay the Purchase Price on the closing date of the Evans Shoal Transaction, MPAL shall forfeit the Initial Deposit. The Evans Shoal Agreement provides that, if MPAL is unable to pay the Purchase Price, when due, and the Company does not have its own right to terminate the Evans Shoal Agreement in accordance with its terms, then Santos may terminate the Evans Shoal Agreement and decline to proceed with the Evans Shoal Transaction. Under the Evans Shoal Agreement, MPAL’s purchase of Santos’ interest in Evans Shoal is subject to the satisfaction of certain conditions including receipt of consent to the transfer from the other three existing owners of Evans Shoal and applicable government approvals.

On December 23, 2010, MPAL and Santos entered into an Extension Deed to extend the closing date of the Evans Shoal Transaction from December 25, 2010 through to January 31, 2011. On January 31, 2011, MPAL and Santos executed a Deed of Variation to further amend the Evans Shoal Agreement. The Deed of Variation extends the closing date of the Evans Shoal Transaction through to May 31, 2011 in exchange for (1) MPAL’s release to Santos of the Initial Deposit and (2) an additional (AUS) $10 million escrow account deposit towards the Purchase Price (“Additional Deposit”).

Pursuant to the Deed of Variation, the Initial Deposit was released to Santos on February 7, 2011 and MPAL deposited the Additional Deposit into an escrow account, consistent with the terms of the Evans Shoal Agreement, as amended, on February 14, 2011. While the Deed of Variation provides that the payment of the Additional Deposit will be made in accordance with the terms of the Evans Shoal Agreement which provides certain defined circumstances under which MPAL is entitled to reimbursement of the Additional Deposit, the Deed of Variation re-classifies the Initial Deposit as non-refundable. Accordingly, MPAL shall forfeit the

Initial Deposit if the Evans Shoal Transaction does not close. With respect to the Additional Deposit, MPAL is entitled to reimbursement of that amount if: (i) MPAL terminates the Evans Shoal Agreement because one or more conditions precedent and condition to completion set forth therein have not been satisfied; (ii) the three other owners of Evans Shoal do not provide their consent to the Evans Shoal Transaction and waive certain rights under the Evans Shoal Joint Operating Agreement due to Santos’ failure to use reasonable endeavors (as defined in the Evans Shoal Agreement) to obtain such consents; (iii) MPAL or Santos terminates the Evans Shoal Agreement for breach of a Seller Warranty (as set forth in the Evans Shoal Agreement); (iv) MPAL terminates the Evans Shoal agreement due to the insolvency of Santos; or (v) on or before April 30, 2011, MPAL notifies Santos that it has sufficient committed and available funds to pay the balance of the Purchase Price at closing and can satisfy the financial capability test under the Evans Shoal Joint Operating Agreement, Santos reasonably agrees with MPAL’s representations and co-owner consents are not obtained by the closing date for the Evans Shoal Transaction. Subject to the ability of Santos and MPAL to secure consents to the Evans Shoal Transaction from the other three existing owners of Evans Shoal and requisite government approvals, the closing and completion of the Evans Shoal Transaction is expected to occur on or about May 31, 2011.

Note 4 Acquisitions- Supplemental Pro Forma Results

The Company acquired its interests in the Poplar Fields in Montana in the fiscal year ended June 30, 2010. For further information about these acquisitions please see our Form 10-K for the year ended June 30, 2010.

The following pro forma financial information represents the combined results for the Company including, Nautilus (purchased October 15, 2009), the working interests in the Poplar Fields (purchased on March 8th and 9th, 2010), as if the acquisitions had all occurred on July 1, 2009. Revenue and Net income of these interests included in the consolidated statements of operations were $2,311,756 and $155,313 for the six months ended December 31, 2010and $739,538.91 and $21,980 for the six months ended December 31, 2009.

Six months ended December 31, 2009

Total Revenue	$19,872,319
Costs and expenses	18,337,461

Operating Income	1,534,858
Other income - net	129,961

Income before taxes	1,664,819
Income tax provision	(1,021,806)

Net Income	643,013
Less non-controlling interest in subsidiaries income	(13,880)

Net income attributable to Magellan Petroleum Corporation	$629,133

Note 5 Capital and Stock Based Compensation

On December 8, 2010, shareholders approved an amendment to Section 2 of the Company’s 1998 Stock Incentive Plan to increase the authorized shares of common stock reserved for awards under the Plan by 2,000,000 shares, to a total of 7,205,000 shares.

Options and non-vested shares

As of December 31, 2010, 1,210,000 shares were available for future issuance under the Plan.

The following is a summary of option transactions for the six months ended December 31, 2010:

Options Outstanding	Expiration Dates	Number of Shares	Exercise Prices ($)	Fair Value at Grant Date
June 30, 2010		3,880,000	1.26 weighted average
Time based options awarded	August 2, 2020	400,000	1.84	$432,399
Performance based options awarded	August 2, 2020	400,000	1.84	$366,766
Time based options awarded	April 1, 2020	700,000	2.24	$719,049

December 31, 2010		5,380,000	1.48 weighted average

Total non-cash stock based compensation included in the consolidated statements of operations for the three and six months December 31, 2010 is $820,943 and $1,203,396 respectively, as discussed below.

Non-employee options

There were no non-employee options issued during the six months ended December 31, 2010. In 2009, the Company granted 262,500 time-based options, with an exercise price of $1.20 per share to a non-employee consultant.

Since these options were issued to a non-employee, the Company determines their fair value at the end of each reporting period. The option expense is recognized in the consolidated statement of operations using the accelerated method for the time-based awards.

The fair value of these time based options at December 31, 2010 was determined to be $596,475 based on the Black-Scholes valuation model using the following assumptions:

December 31, 2010
Risk free interest rate	2.92%
Expected life	8.08 yrs
Expected volatility (based on historical price)	59.2%
Expected dividend	$0

The expected life of the time-based options is the remaining contractual term. The Company recorded non-cash charges of $195,167 and $227,997 related to these time based options for the three and six months ended December 31, 2010. Unrecognized compensation for these options was $149,119 as of December 31, 2010.

Employee and Director options

On March 31, 2010, the Company awarded 700,000 options to its Directors. The options were contingent upon shareholder approval, which occurred on December 8, 2010. As a result, an accounting grant date of December 8, 2010 was used in determining the fair value of these 700,000 options. The options have an exercise price of $2.24 per share and vest evenly over 3 years beginning April 1, 2011 and expire on April 1, 2020.

On March 31, 2010, the Company also granted to its directors 350,000 non-vested shares of Company common stock which vest over 3 years. Of these shares, 141,666 vested on April 1, 2010 and 104,167 will vest on April 1, 2011 and 2012 respectively.

During the six months ended December 31, 2010, 400,000 stock options were issued to an employee as time based options and 400,000 as performance based options (PBOs).

The Company determines the fair value of these options at the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of certain assumptions including the expected stock price volatility. The assumptions used to value the Company’s option grants were as follows:

	Employee	Employee	Directors
	Time Based	PBO	Time Based
Risk free interest rate	2.23%	1.64%	2.07%
Expected life	6.0	5.0	5.5
Expected volatility (based on historical price)	61.5%	56.0%	55.2%
Expected dividend	$0	$0	$0

The time based stock options vest in equal annual installments over the vesting period, which is also the requisite service period. These options have a 10-year term.

The PBO’s will vest in full only upon a change in control of the Company or the completion of the planned purchase by MPAL of an ownership interest in the Evans Shoal field (see Note 3). These options have a 10 year term and vest in equal annual installments over the vesting period, which is also the requisite service period.

Non-cash compensation expense of $622,776 and $975,399 was recorded for employee and director options for the three and six months ended December 31, 2010 and is included in the consolidated statements of operations for the period then ended. The expense is being recognized over the requisite service period using the accelerated method. Unrecorded compensation expense for these options was $1,762,245 as of December 31, 2010.

Note 6 Loss (Income) per Share

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

For the three and six months ended December 31, 2010, the Company had 9,027,826 options and warrants outstanding that had an exercise price below the average stock price that would have resulted in 3,349,430 and 2,919,315 incremental dilutive shares respectively. The Company also had 208,334 non-vested shares of company stock that would have resulted in 93,057 and 50,567 incremental dilutive shares for the three and six months ended December 31, 2010. There were no other potentially dilutive items at December 31, 2010. However, as a result of the net loss for the period, there is no dilutive effect.

For the three and six months ended December 31, 2009, the Company had 6,577,826 and 4,710,326 options and warrants outstanding respectively, that had an exercise price below the average stock price for the periods and resulted in 1,176,712 and 586,560 incremental dilutive shares for the respective periods. There were no other potentially dilutive items at December 31, 2009.

Note 7 Segment Information

The Company has three reportable segments, MPC, its wholly owned subsidiary MPAL and MPC’s 83.5% controlling member interest in Nautilus. The Company’s chief operating decision maker is William H. Hastings (President, Chief Executive Officer) who reviews the results of the MPC, MPAL and Nautilus businesses on a regular basis. All three segments engage in business activities from which each may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment.

Segment information (in thousands) for the Company’s three operating segments is as follows:

	THREE MONTHS ENDED December 31,		SIX MONTHS ENDED December 31,
	2010	2009	2010	2009
Revenues:
MPC	$371	$9	$673	$18
NAUTILUS	880	740	1,644	740
MPAL	3,210	8,967	5,843	17,837

Total consolidated revenues	$4,461	$9,716	$8,160	$18,595

Operating (Loss) income:
MPC	$(3,355)	$(1,822)	$(5,338)	$(3,634)
Nautilus	19	11	(187)	11
MPAL	(361)	3,678	(2,131)	4,788

Total operating (loss) income	$(3,697)	$1,867	$(7,656)	$1,165

Net (Loss) income:
MPC	$(3,174)	$(2,617)	$(5,137)	$(4,529)
Nautilus	20	22	(185)	22
MPAL	1,057	4,191	(186)	4,806

Consolidated net (loss) income	$(2,097)	$1,596	$(5,508)	$299
Less net (income) loss attributable to non-controlling interest in subsidiaries	(2)	(4)	33	(4)

Net (loss) income attributable to Magellan Petroleum Corporation	$(2,099)	$1,592	$(5,475)	$295

	December 31, 2010	June 30, 2010
Assets:
MPC	$85,508	$90,345
Nautilus (1)	17,233	5,427
MPAL (1)	71,984	63,131
Equity elimination	(77,749)	(68,197)

Total consolidated assets	$96,976	$90,706

(1)	Goodwill attributable to MPAL was $4,021k and $674k attributable to Nautilus at December 31, 2010 and June 30, 2010.

Note 8 Exploration and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s and Nautilus’ properties. Components of these costs are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
Exploration and Dry Hole Costs	2010	2009	2010	2009
MPAL - Australia	$281,308	$278,312	$380,321	$590,624
Poplar Field	40,856	0	108,211	0
MPAL - United Kingdom	292,405	39,631	539,707	66,432

Total	$614,569	$317,943	$1,028,239	$657,056

Note 9 Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the six months ended December 31, 2010 was as follows:

Balance at June 30, 2010	$(9,292,556)
Liabilities incurred	(50,414)
Liabilities settled	—
Accretion expense	(318,283)
Revisions to estimate	189,108
Sale of assets	—
Exchange effect	(1,303,499)

Balance at December 31, 2010	$(10,775,644)

Note 10 Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The effective rate used in providing for income taxes on a current year-to-date basis for the six months ended December 31, 2010 is 23% compared to 77% for the period ended December 31, 2009. For the current fiscal year, MPAL is expected to have taxable loss carryforwards that can be utilized in future years. We have recorded a valuation allowance against the U.S. and U.K. losses resulting from exploration activities due to the historical losses incurred in the U.S. and U.K. The primary reason for the high effective tax rate in the prior fiscal year is that MPAL had taxable net income while the U.K. losses resulting from exploration activities and MPC’s losses did not generate tax benefits.

Note 11 Investments

Marketable Securities

At December 31 2010, MPC held the following marketable securities which are expected to be held until maturity:

September 30, 2010	Par Value	Maturity Date	Carrying Amount	Fair Value
Short-term securities
U.S. Treasury Bills	600,000	January-2011	$599,560	$599,994
U.S. Treasury Bills	600,000	February-2011	599,493	599,940
U.S. Treasury Bills	600,000	March-2011	599,393	599,868
U.S. Treasury Bills	600,000	April-2011	599,282	599,784
U.S. Treasury Bills	600,000	May-2011	599,133	599,700
U.S. Treasury Bills	800,000	June-2011	798,519	799,480

Total	$3,800,000		$3,795,380	$3,798,766

At June 30, 2010, MPC did not have any marketable securities.

Securities Available-for-Sale

The Company classifies securities that have a readily determinable fair value and are not bought and held principally for the purpose of selling them in the near term as securities available-for-sale. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. The Company held the following securities classified as available for sale at December 31 and June 30, 2010:

December 31, 2010	Maturity Date	Fair Value
Equity securities	Not applicable	$252,778

June 30, 2010	Maturity Date	Fair Value
Equity securities	Not applicable	$192,417

Note 12 Fair Value Measurements

The Company’s items to which fair value measurements apply are securities available for sale. Securities available for sale are classified as Level 1 in the fair value hierarchy. These investments are traded in active markets and quoted prices are available for identical investments.

Cash balances were $11,653,069 as of December 31, 2010 and the remaining $16,438,114 was held in time deposit accounts in several Australian banks that have terms of 90 days or less, and are therefore classified as cash equivalents. The fair value of cash equivalents approximates carrying value due to the short term nature of those instruments.

Assets required to be measured at fair value on a nonrecurring basis include the Goodwill of Nautilus which we assessed for impairment. The fair value was based on the estimated fair value of Nautilus’s enterprise value, which involved Level 3 inputs (See Note 1).

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30 and December 31, 2010, by the level in which they are classified within the valuation hierarchy:

	Fair Value Measurements at December 31, 2010 Using	Fair Value Measurements at June 30, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Quoted Prices in Active Markets for Identical Assets Level 1
Securities available for sale	$252,778	$192,417

Note 13 Nondepletable Assets

At December 31, 2010 and June 30, 2010, oil and gas properties include $8.1 million and $4.3 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

	December 31, 2010	June 30, 2010

Nondepletable capitalized costs
MPAL - Australia (1)	$415,108	$415,108
Poplar Field (2)	2,225,560	313,710
MPAL - United Kingdom (3)	5,448,483	3,576,518

Total	$8,089,151	$4,305,336

(1)	The Company evaluates these exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value, related to step up to fair value for the 44.87% remaining interest of MPAL acquired in 2006, may be impaired.
(2)	Capitalized exploratory well costs initiated in fiscal year 2010 pending discovery and production of reserves.
(3)	Capitalized exploratory well costs initiated in 2007, pending discovery and production of reserves. Production testing is expected to occur between July and October 2011 on Markwells Wood-1.

Note 14 Debt

The Company’s long-term debt consists of the following:

December 31, 2010
Note payable to bank in monthly installments of $36,500 plus interest, at 6.0% through 2011	$441,220
Loans payable, varying terms through 2012, collateralized by vehicles	18,387

459,607
Less current portion	451,585

Long-term debt, excluding current portion	$8,022

The following is a summary of principal maturities of long-term debt:

Less than 1 year	$451,585
Two years	$8,022

The variable rate of the note is based upon the Wall Street Journal Prime Rate (the index). The index was 3.250% at December 31, 2010, resulting in an interest rate of 6% per annum as of December 31, 2010. Under the note payable, Nautilus is subject to both financial and non-financial covenants. The financial covenant includes maintaining a debt service coverage ratio, as defined, of 1.2 to 1.0, which is calculated based on Nautilus’ annual tax return.

The Company also has a demand note payable with the same bank, classified as short term debt, which consists of advances under a $750,000 working capital line of credit. The total amount due on the line at December 31, 2010 was $575,000 with $175,000 still available. The line bears interest at a variable rate which was 6.50% as of December 31, 2010.

The Company also has a letter of credit of $335,000 with the same bank, to cover potential future environmental issues. In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

The note payable to bank, letter of credit and the demand note payable are collateralized by first mortgages and assignment of production for the East Poplar and Northwest Poplar Fields and are guaranteed by Magellan Petroleum Corporation up to $2,000,000.

The debt referred to above is the debt of Nautilus and was amended subsequent to December 31, 2010 (see Note 17).

The carrying amount of the Company’s long term debt approximates its fair value, because of the variable rate, which resets based on the market rates.

Note 15 Related Party Transactions

On August 5, 2010, Magellan executed a Securities Purchase Agreement, an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its previously announced second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, YEP, a Luxembourg corporation, who’s Chairman and CEO, is Nikolay Bogachev, a director of the Company. The placement involves the issuance and sale of up to 5.2 million new shares of the Company’s common stock, $0.01 par value per share to YEP and/or one or more of its affiliates in return for $3.00 per new share issued and sold (see Note 2). Pursuant to a Commitment Letter to the Company dated January 13, 2011, effective December 23, 2010, YEP has agreed to provide the additional funding which, together with the $15.6 million to be provided under the above Securities Purchase Agreement, is required for MPAL to complete the Evans Shoal Transaction (see Notes 2 and 3).

The Company leases its Denver office (the office of Nautilus) from an entity owned by J. Thomas Wilson, a director of the Company. The lease is month to month. The total paid to related parties under this arrangement for the six months ended December 31, 2010 and 2009 was $36,148 and $15,061 respectively.

J. Robinson West, Board of Director Chairman of the Company has served as a consultant on various Australian projects. Mr. West is Chairman, Founder and CEO of PFC Energy (PFC). PFC has charged $286,651 for consulting services which expense is included in the statement of operations for the six months ended December 31, 2010. At December 31, 2010, the Company’s accrued liabilities included $106,417 owed to PFC.

Nautilus Technical Group (NTG) has an interest in Nautilus. NTG is owned in part by J. Thomas Wilson, a director of the Company; Mr. Monty Hoffman, a consultant to Nautilus; and Mr. Wayne Kahmeyer, the controller of Nautilus.

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

The Company has contingent payments related to the Evans Shoal Agreement (see Note 3).

Note 17 Subsequent Events

The Company has evaluated subsequent events and noted no additional events that require recognition or disclosure at December 31, 2010, other than those listed below.

In January 2011, Nautilus amended its existing long term debt agreement with a bank. The principal amount of the indebtedness was increased to $1,710,438 from $441,220 and its new term runs through 2014. As part of this amendment Magellan’s maximum guarantee of the debt increased from $2,000,000 to $6,000,000, not to exceed the amount of principal owed. Proceeds from increased debt will be used to finance capital activities.

On January 31, 2011, MPAL and Santos executed a Deed of Variation to further amend the Evans Shoal Agreement. (see Note 3).

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

Among these risks and uncertainties are the ability of MPAL, with the assistance of the Company, to successfully and timely close the Evans Shoal Transaction, including the receipt of requisite transaction approvals, the likelihood and timing of the receipt of proceeds from the YEP private placement transaction due to conditions stipulated in the Securities Purchase Agreement, the ability of the Company to successfully develop a strategy for methanol development, the extent of the recoverable gas reserves available to the Company from the Evans Shoal gas field upon completion of the Evans Shoal Transaction, pricing and production levels from the properties in which Magellan and MPAL have interests, the extent of the recoverable reserves at those properties, the profitable integration of acquired businesses, including Nautilus Poplar LLC, the outcome of the Montana drilling program, the future outcome of the negotiations for gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin, including the likelihood of success of other potential suppliers of gas to the current customers of Palm Valley production and the results of the U.K. drilling program. In addition, MPAL has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. Any forward-looking information provided in this report should be considered with these factors in mind. Magellan assumes no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Executive Summary

Overview

Magellan Petroleum (“MPC”) is engaged in the development of oil and natural gas reserves. Our most significant assets are a 100% equity ownership interest in Magellan Petroleum Australia Limited (“MPAL”) and an 85.7% interest in all zones surface to deep at the Poplar Dome fields, Roosevelt Co., Montana. Magellan acquired an additional 2% of the Montana fields during the period bringing our total average interest to 85.7% from 83.7%. MPAL also has signed an Agreement to acquire a 40% equity interest in the Evans Shoal gas field, offshore Northern Territory, Australia. MPC and MPAL also hold various overrides, operating and working interest positions elsewhere in Australia, the United Kingdom, and in Canada. Magellan’s asset portfolio contains both long term and short term development opportunities. The larger projects will require significant capital expenditure.

We are building on a corporate plan targeting incremental oil production, new strategic partners, and a leading position in the Asian oxygenate and chemical feedstock markets. Toward those ends, the Company gained shareholder authorization, at the December 2010 shareholders meeting, for an amendment to our Restated Certificate of Incorporation to permit the future issuance of various forms of new equity. This authorization creates financial tools and a more flexible capital structure for possible use going forward. These tools will help us move forward on announced initiatives with several important steps remaining in front of us.

Work has begun toward the analysis and development of reserve opportunities both in Australia and in North America. Key efforts in Australia continue relative to the closing of the Evans Shoal purchase, and to future sales of Mereenie natural gas reserves. In Montana, a first development/data well was drilled yielding significant core data for both the Charles formation and the Bakken / Three Forks formations. We are developing strategies to recomplete the Charles in this well now. We have obtained valuable oil saturation data in the Charles core yielding encouraging CO2 flood possibilities and have achieved positive results from lab analysis of our Bakken and Three Forks cores.

The Company holds a 40% working interest in the Markwells Wood 1 oil discovery, onshore United Kingdom. The Operator is presently developing a completion / flow test strategy to be initiated in the 2011 summer.

Our “legacy” production position, while yielding value, is expected to play a lesser role in the Company and will, ultimately, be available as exchange for the larger transactions we are involved with now. Significant reserves of natural gas and oil remain at Mereenie and are currently being cycled (re-injected) to allow for continued oil production and to, potentially, improve oil recoveries.

Finally, and importantly, energy market developments have been favorable this quarter; Asian fuel demand patterns, oil pricing, and political and operational developments in world oil markets have all signaled continued Methanol supply development and efforts to improve/increase onshore U.S. and Australian oil production.

Financial Results Discussion

Year on year comparisons still reflect the significant changes caused by the ending of the Mereenie Gas Sales Agreement in February 2010 and volume changes from the sale of our Cooper Basin properties.

However, results for this quarter versus the prior quarter reflect some positive developments. For the quarter, Magellan recorded a net loss of $2.1 million on total revenue of $4.5 million versus a net loss of $3.4 million on revenue of $3.7 million in the immediately preceding quarter. The following items impacted the quarter on quarter change.

•	Initial results from an expense reduction program at Mereenie offset by one-time personnel reduction charges

•	Revenue improvements from marginal increases in oil production with continued strong oil price netbacks.

•

General and Administrative Costs dropped but remain significant due to closing requirements for the Evans Shoal transaction and continued work on execution of the development strategy – particularly data analysis and review in Montana.

Company discussions regarding the future of its Mereenie, Palm Valley, and Dingo interests are ongoing. There has been an increased level of interest in the gas there from industrial developers. Magellan can offer significant fuel cost and emission reductions for existing and future LNG projects burning their own streams for fuel. We continue work to gain a foothold in this business.

Our Evans Shoal project plans, with the commitment of our strategic partner, YEP, to fund the transaction, may yield significant cash flow and reserve bookings in the mid to long-term. Evans Shoal is seen as a first “marker” that will allow other development within the Bonaparte Basin.

Operational Results

Australia

Production volumes, net of royalties, were 0.182 BCF of gas and 15,228 Bbls of oil for the quarter ended December 31, 2010 or 82% less total gas production and 2.8% less total oil production compared to the quarter ended December 31, 2009.

Mereenie: There were no natural gas sales at Mereenie this quarter due to the term end of the Mereenie Sales Agreement. Natural gas volumes are being reinjected and, while available, have no defined current market. Mereenie continues to produce above 500 barrels of oil per day gross and is showing some slight, positive effect from injected natural gas volumes. The average price of oils sales at Mereenie was A.$86.5/bbl for the quarterly period ended December 31, 2010.

Palm Valley: Palm Valley continues gas flow reliably into the Alice Springs, Northern Territory market. The Palm Valley sales contract expires in January 2012 with continued interest from industrial buyers noted above. Efforts are underway to obtain a new sales contract.

Evans Shoal (NT/P48): MPAL and Santos Offshore Pty Ltd (“Santos”) have extended the closing date for the sale of Santos’ 40% stake in the Evans Shoal gas field located offshore Northern Territory, Australia to MPAL. This extension will allow us to continue to work to obtain the customary approvals to complete the transaction as contemplated by the Assets Sale Deed dated March 25, 2010. A January 31, 2011 amendment, provides for an extension of the Transaction through to May 31, 2011, and an A$10 million additional contribution toward the original closing payment.

As previously stated, given the high CO2 content of the Evans Shoal gas, Magellan believes that methanol production is the best development option for the field. This potential has attracted the interest of leading Methanol market participants. These potential industrial partners are prepared to begin work to develop the field for onward Olefins markets and for fuel oxygenation in Asia.

NT/P32: In March, Magellan accepted an offer from the Commonwealth – Northern Territory Offshore Petroleum Joint Authority for the grant of an exploration permit for petroleum over Area NT/P32 offshore Northern Territory. The area is located 220 kilometers (137 miles) northwest of Darwin. The permit covers 6,305 square kilometers (2,434 square miles) and is a good fit with Magellan’s stated gas development strategy.

Critical Accounting Policies

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended June 30, 2010, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting policies and significant estimates in 2010.

Liquidity and Capital Resources

At December 31, 2010, the Company on a consolidated basis had approximately $28.1 million of cash and cash equivalents and $3.8 million in marketable securities. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. Cash balances were $11.7 million as of December 31, 2010 and the remaining $16.4 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less.

Consolidated

When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities. The balance of cash and cash equivalents and marketable securities decreased $1.7 million during the six months ended December 31, 2010 compared to a $15.9 million increase in those balances during the six months ended December 31, 2009. In the prior year, the Company received stock issuance proceeds of $10 million as well as a $5.6 million deposit on the sale of Nockatunga, $1.5 million of proceeds from the sale of Aldinga, and $2.7 million of proceeds from the sale of securities available for sale significantly increasing cash and cash equivalents and marketable securities in the prior year, which was offset by the purchase of Nautilus Poplar for $7.3 million.

The factors favorably impacting our liquidity and capital resources during the six months ended December 31, 2010 include:

•	effect of exchange rate changes on cash and cash equivalents of $5.2 million

•	proceeds from the sale of field equipment of $0.5 million

Factors contributing to a decrease in our liquidity and capital resources during the six months ended December 31, 2010 included:

•	$3.4 million expended for property and equipment and exploration activities

•	$3.6 million expended for operating activities

•	$0.4 million expended for the an additional 2% working interest in Nautilus Poplar LLC

Cash provided by operating activities for the six months ended December 31, 2010 decreased $4.8 million from the six months ended December 31, 2009 as discussed below:

Cash from revenues decreased approximately $8.5 million from the prior year six month period.

Australian oil and gas sales volume decreased resulting from the sale of our Cooper Basin and Nockatunga assets, natural oil field declines of Mereenie and reduced sales due to the Blacktip Field coming online leading to the end of Mereenie MSA 4 contract in February 2010. This was offset by the receipts generated from U.S. assets acquired in fiscal year 2010, PWC contract settlement and the 8.5% increase in the average foreign exchange rate, as well as a 5.9% price increase over prior year at Poplar Field.

Operating cash outflows, net of revenues, decreased approximately $3.7 million over the prior year primarily due to the following:

•	$1.7 million decrease in amount paid towards accounts payable.

•

A net $0.5 million decrease in production costs which was due to; the cost reduction effort at Mereenie; pipeline repairs at Mereenie in the prior year and the sale of our Cooper Basin and Nockatunga assets which lowered production ($0.8 million) and reduced change in inventory for $0.5 million; offset by a $0.9 million increase due to the acquisition of Nautilus Poplar LLC.

•

$0.2 million decrease in salaries and benefits due to the severance payment from prior year offset by current year severance payment and increased salaries relating to the addition of employees upon the acquisition of Nautilus Poplar LLC.

•	$1.7 million decrease in taxes paid due to the expectation that MPAL will have a smaller tax liability for the current year.

Offset by;

•	$0.7 million travel and consulting expense increase due to the Evans Shoal and Montana projects.

•	$0.3 million increase in director fees and expenses due to the addition of a new director and increased fee base for directors.

•	$0.3 million increase in exploration costs.

The Company invested $3.4 million and $1.8 million in oil and gas exploration activities, which includes additions to property and equipment, for the six months ended December 31, 2010 and 2009, respectively.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 19% to $1.01611 at December 31, 2010, compared to a value of $0.8567 at June 30, 2010.

As to MPC

At December 31, 2010, MPC, on an unconsolidated basis, had working capital of $6.3 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and any future MPAL dividends will be adequate to meet MPC’s current obligations for the 2011 fiscal year, other than those obligations related to the Evans Shoal agreement, discussed below.

On August 5, 2010, Magellan executed a Securities Purchase Agreement (the “Purchase Agreement”), an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its previously announced second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, YEP. The Purchase Agreement involves the issuance and sale of up to 5.2 million new shares of the Company’s common stock (“Shares”) to YEP and/or one or more of its affiliates in return for $3.00 per new share issued and sold. ). Placement of the Shares was originally scheduled to occur on or before October 31, 2010. The Company currently expects that one or more closings under the Purchase Agreement will take place through May 31, 2011, with the proceeds to be used to cover operating and financing expenditures associated with MPAL’s purchase of Santos Offshore Pty Ltd’s (“Santos”) 40% interest in the Evans Shoal natural gas field (“Evans Shoal”), located in the Bonaparte Basin offshore Northern Australia (“Evans Shoal Transaction”) (see Note 3).

The Purchase Agreement provides that the obligations of YEP to complete the purchase of the Shares at closing are subject to certain conditions (which may be waived by YEP), including: (i) that the Company has performed, satisfied and complied in all material respects with all covenants, agreements and conditions required under the Purchase Agreement; and (ii) as of the time of any closing other than the final closing at which the last of the Shares are sold to and purchased by YEP, the progress and status of the Evans Shoal Transaction shall be satisfactory to YEP, and, in the case of such final closing, the conditions to the closing of the Evans Shoal Transaction shall have been satisfied or waived. If all Shares are sold to YEP pursuant to the Purchase Agreement, the ownership position of YEP and its affiliates in the Company will consist of approximately 14.5 million shares of Common Stock and 4.4 million shares of Common Stock issuable under YEP’s existing warrant, or approximately 30.4% of the outstanding shares of Common Stock, assuming the full exercise of such warrant.

Pursuant to a Commitment Letter to the Company dated January 13, 2011, effective December 23, 2010, YEP has agreed to provide the additional funding which, together with the $15.6 million to be provided under the Purchase Agreement between YEP and the Company, is required for MPAL to complete the Evans Shoal Transaction. It is expected that the additional YEP funding will initially be in the form of a loan which will be subsequently restructured as equity in the entity or entities that will ultimately hold the benefits of the MPAL Evans Shoal interest. Details regarding this equity interest have yet to be finalized. The receipt of the additional funding is conditioned upon the Company’s sole use thereof to fund the Evans Shoal Transaction, preceded by receipt of all requisite consents for such acquisition (along with a reasonable period of time in which to close such funding after the receipt of such consents consistent with the timetable for the closing with Santos), and the satisfaction of customary closing conditions typically applicable to such a funding (such as the obtaining of all regulatory consents, compliance by the Company and MPAL with typical contractual representations and warranties, and the absence of any interfering litigation).

As to MPAL

At December 31, 2010, MPAL had working capital of $26.9 million and has budgeted approximately (AUS) $4.9 million for specific exploration projects in fiscal year 2011 as compared to the (AUS) $927,000 expended during the six months ended December 31, 2010. Despite no SEC defined proved reserves, MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contract for the sale of Palm Valley gas will expire during fiscal year 2012. The price of gas under the Palm Valley gas contract is adjusted quarterly to reflect changes in the Australian Consumer Price Index. Future oil revenues will be impacted by any volatility in the world price for crude oil. MPAL will strive to optimize operating expenses with any reductions in revenues.

On March 25, 2010, MPAL entered into an Asset Sales Deed with Santos to set forth the terms of the Evans Shoal Transaction (“Evans Shoal Agreement”).

Under the Evans Shoal Agreement, MPAL is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million (“Purchase Price”) for its interest in the undeveloped Evans Shoal consisting of: (i) a 40% participating interest in the Evans Shoal Joint Operating Agreement and (ii) a 40% legal and beneficial ownership interest in the Evans Shoal Title (as defined in the Evans Shoal Agreement). MPAL is also obligated to pay additional contingent payments to Santos of (AUS) $50 million upon a favorable partner vote on a any final investment decision to develop Evans Shoal and (AUS) $50 million upon first stabilized gas production from Evans Shoal. Consistent with the terms of the Evans Shoal Agreement, MPAL made an initial cash deposit of (AUS) $15 million towards the Purchase Price (“Initial Deposit”) in March 2010 to an escrow account and that amount is included in the consolidated balance sheet at December 31, 2010. While the Evans Shoal Agreement, in its original form, provided for defined circumstances under which MPAL is entitled to reimbursement of the Initial Deposit, the original Evans Shoal Agreement provided that if MPAL is unable to pay the Purchase Price on the closing date of the Evans Shoal Transaction, MPAL shall forfeit the Initial Deposit. The Evans Shoal Agreement provides that, if MPAL is unable to pay the Purchase Price, when due, and the Company does not have its own right to terminate the Evans Shoal Agreement in accordance with its terms, then Santos may terminate the Evans Shoal Agreement and decline to proceed with the Evans Shoal Transaction. Under the Evans Shoal Agreement, MPAL purchase of Santos’ interest in Evans Shoal is subject to the satisfaction of certain conditions including receipt of consent to the transfer from the other three existing owners of Evans Shoal and applicable government approvals.

On December 23, 2010, MPAL and Santos entered into an Extension Deed to extend the closing date of the Evans Shoal Transaction from December 25, 2010 through to January 31, 2011. On January 31, 2011, MPAL and Santos executed a Deed of Variation to further amend the Evans Shoal Agreement. The Deed of Variation extends the closing date of the Evans Shoal Transaction through to May 31, 2011 in exchange for (1) MPAL’s release to Santos of the Initial Deposit and (2) an additional (AUS) $10 million escrow account deposit towards the Purchase Price (“Additional Deposit”).

Pursuant to the Deed of Variation, the Initial Deposit was released to Santos on February 7, 2011 and MPAL deposited the Additional Deposit into an escrow account, consistent with the terms of the Evans Shoal Agreement, as amended, on February 14, 2011. While the Deed of Variation provides that the payment of the Additional Deposit will be made in accordance with the terms of the Evans Shoal Agreement which provides certain limited circumstances under which MPAL is entitled to reimbursement of the Additional Deposit, the Deed of Variation re-classifies the Initial Deposit as non-refundable. Accordingly, MPAL shall forfeit the Initial Deposit if the Evans Shoal Transaction does not close. With respect to the Additional Deposit, MPAL is entitled to reimbursement of that amount if: (i) MPAL terminates the Evans Shoal Agreement because one or more conditions precedent and conditions to completion set forth therein have not been satisfied; (ii) the three other owners of Evans Shoal do not provide their consent to the Evans Shoal Transaction and waive certain rights under the Evans Shoal Joint Operating Agreement due to Santos’ failure to use reasonable endeavors (as set forth in the Evans Shoal Agreement); (iii) MPAL or Santos terminates the Evans Shoal Agreement for breach of a Seller Warranty (as set forth in the Evans Shoal Agreement) to attain such consents; (iv) MPAL terminates the Evans Shoal Agreement due to the insolvency of Santos; or (v) on or before April 30, 2011, MPAL notifies Santos that it has sufficient committed and available funds to pay the balance of the Purchase Price at closing and can satisfy the financial capability test under the Evans Shoal Joint Operating Agreement, Santos reasonably agrees with MPAL’s representations and co-owner consents are not obtained by the closing date for the Evans Shoal Transaction.

Subject to the ability of Santos and MPAL to secure consent to the Transaction from the other three existing owners of Evans Shoal and requisite government approvals, the closing and completion of the Transaction is expected to occur on or about May 31, 2011.

As to Nautilus

At December 31, 2010, Nautilus had a working capital deficit of ($0.8) million. Working capital is comprised of current assets less current liabilities.

At December 31, 2010, Nautilus has debt comprising a note payable of $441,220 and short term borrowings of $575,000 on a $750,000 line of credit (LOC), all issued by the same bank.

In January 2011, Nautilus amended its existing long term debt agreement with the bank. Under the amendment the principal amount of the indebtedness was increased to $1,710,438 from $441,220. Proceeds from increased debt will be used to finance capital activities.

On October 18, 2010, Magellan commenced a drilling and development program on East Poplar Unit, Roosevelt County, Montana with the East Poplar Unit (EPU) #119 that reached a depth of 7,137 feet. Well results to-date, while under further evaluation, yielded a broad stack of hydrocarbon-bearing formations from 692 feet all the way to current depth. A Charles formation core (the current producing formation) was completed and is currently under analysis. A Bakken and Three Forks core was also successfully obtained and analyzed that the Bakken is over pressured and mature, with oil and gas saturation, and substantial fracturing and fair to good porosity. Completion work is currently being assessed for the EPU #119 well.

Based on the positive results of the EPU #119 well to date, Magellan is currently evaluating a thorough development program with multiple projects expected to commence in spring of 2011. These projects include a Charles Infill program, a new shallow gas / oil shale analysis program, and a potential Bakken-farm in project. Funding for these projects will primarily come from bank financing or partner agreements.

Magellan continues its efforts to farm-out a share of our 23,000 acre Bakken position within the Poplar fields. There has been continued external interest in a farm-in program and the discussions are ongoing.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. Nautilus has a letter of credit of $335,000, issued by a bank, to cover possible future environmental issues. In the event of such an occurrence, the beneficiaries may draw on the letter of credit.

CONTRACTUAL OBLIGATIONS

The following is a summary of our consolidated contractual obligations at December 31, 2010, in thousands:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$1,626	$521	$766	$191	$148
Purchase obligations (1, 2)	10,090	3,612	6,478	—	—
Asset retirement obligations-undiscounted	29,868	—	610	66	29,192
Time staged and contingent payments (3)	111,773	10,161	50,806	50,806	—
Credit facilities including interest (4)	1,984	699	1,108	177	—

Total	$155,341	$14,993	$59,768	$51,240	$29,340

(1)	Represents firm commitments for exploration and capital expenditures. Firm Commitments increased $4.2 million from June 30, 2010. The increase is primarily due to the UK ($3.8 million) as a result of the success with the drilling at Markwells Wood 1, for which production testing is expected to occur late next summer. The balance relates to the NT/82 Permit. Although the Company is committed to these expenditures, some of these costs may be farmed out to third parties.
(2)	Exploration contingent expenditures of $59,227,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $13,079,000 (1-3 years), $45,638,000 (3-5 years), $510,000 (greater than 5 years). This is up from June 30, 2010 by $36.9 million primarily due to the UK for the reasons stated above.
(3)	Relates to the Evans Shoal Agreement. As the Company progresses through the different stages of the Agreement, three additional contingent payments will be due of AUD$ 10,000,000 in February 2011 and two AUD$ 50,000,000 payments, the timing for which is estimated to be in December of 2012 and 2015 (Note 3). US $ amounts shown in table estimated based upon the conversion rate on December 31, 2010 of 1.01611.
(4)	Includes interest at a 6.5% based on the rate at December 31, 2010.

THREE MONTHS ENDED DECEMBER 31, 2010 VS. DECEMBER 31, 2009

REVENUES AND OTHER INCOME

Significant changes in revenues and other income were as follows:

	THREE MONTHS ENDED December 31,
	2010	2009	$ Variance	% Variance

Oil sales	$2,756,212	$3,155,798	$(399,586)	(13%)
Gas sales	458,420	5,551,734	(5,093,314)	(92%)
Other production related revenues	1,246,372	1,008,737	237,635	24%
Investment income	221,494	1,038,394	(816,900)	(79%)

OIL SALES DECREASED 13% due primarily to the sale of the Cooper Basin and Nockatunga Assets in fiscal year 2010 (approximately $1,130,000), the 7% decrease in oil price per barrel in Australia and the effect of increased sales in prior year resulting from the de-oiling the Mereenie pipeline, offset by $515,000 in the U.S. where oil prices increased 11% and volume was up 71% due to the year over year effect of the interest in the Poplar Field assets acquired in October 2009 and March 2010, increased production at the Mereenie field due to re-injecting uncontracted Mereenie gas and the 8.7% increase in the average exchange rate discussed below.

Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,
	2010 SALES		2009 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL	BBLS	AVERAGE PRICE A.$ PER BBL	% Variance BBLS	% Variance A.$ PER BBL
Australia (in AUD):
Mereenie field	15,228	$86.15	15,661	$92.50	(2.8)%	(7)%
Cooper Basin	—	—	496	92.40	(100.0)%	*

Nockatunga	—	—	13,358	77.07	(100.0)%	*

Total	15,228	$86.15	29,515	$85.58	(48.4)%	0.7%

	BBLS	AVERAGE PRICE U.S.$ PER BBL	BBLS	AVERAGE PRICE U.S.$ PER BBL	% Variance BBLS	% Variance $ PER BBL
United States (in USD):
Poplar Fields	17,092	$72.99	9,980	65.68	71.2%	11%

*	calculation not meaningful

GAS SALES DECREASED 92% due to the end of Mereenie MSA4 contract in February 2010 (approximately $5,590,000) and the natural field declines at Palm Valley offset by the 8.7% increase in the average exchange rate discussed below and the 1.3% increase in the average price per MCF received under the Palm Valley contract.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED DECEMBER 31,
	2010 SALES		2009 SALES
	BCF	AVERAGE PRICE A.$ PER MCF	BCF	AVERAGE PRICE A.$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	.182	2.28	.257	2.25	(29)%	1%
Australia: Mereenie	—	—	.806	6.56	(100)%	*

Total	.182	2.28	1.063	5.49	(83)%	(59)%

*	Calculation not meaningful

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues. Revenues increased as tariff revenue is now based upon all BlackTip sales, where as last year it was only based upon Mereenie gas sales and the 8.7% increase in the average foreign exchange rate discussed below.

INVESTMENT INCOME DECREASED 79% primarily as a result of a $777,000 realized gain on the sale of available-for-sale securities in the three months ended December 31, 2009 that did not occur in the 2010 period.

OPERATING AND OTHER EXPENSES

Significant changes in operating and other expenses are as follows:

	THREE MONTHS ENDED December 31,
	2010	2009	$ Variance	% Variance
Production costs	$2,520,539	$2,089,296	431,243	21%
Exploration and dry hole costs	614,569	317,943	296,626	93%
Salaries and employee benefits	1,532,736	1,006,793	525,943	52%
Depletion, depreciation and amortization	260,732	1,484,130	(1,223,398)	(82%)
Auditing, accounting and legal services	520,327	392,686	127,641	33%
Other administrative expenses	2,779,687	1,660,088	1,119,599	67%
Gain on sale of assets	443,035	1,139,465	(696,430)	*
Impairment Loss	—	1,604,417	(1,604,417)	*
Warrant expense	—	986,248	(968,248)	*
Income tax (benefit) provision	(1,378,316)	323,104	(1,701,420)	*

*	Calculation not meaningful

PRODUCTION COSTS INCREASED due to the productions costs associated with the U.S. assets acquired in October 2009 and March 2010 ($270,000), and the 8.7% increase in the average foreign exchange rate discussed below, offset by the elimination of production costs related to the Cooper Basin and Nockatunga Assets sold in fiscal year 2010 and a reduction in transportation costs related to a new contract for the Mereenie oil.

EXPLORATION AND DRY HOLE COSTS INCREASED due to exploration costs in the U.K ($253,000), the exploration costs associated with the U.S. assets acquired in October 2009 ($41,000) and the 8.7% increase in the average foreign exchange rate discussed below.

SALARIES AND EMPLOYEE BENEFITS INCREASED primarily due to payment of employee severance costs in the U.S. ($552,000), employee stock based compensation ($30,000) and the 8.7% increase in the average foreign exchange rate discussed below; offset by decreased costs in Australia due to the absence in the current year of the prior year severance payments.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED primarily because MPAL’s Australia oil and gas assets were fully depleted as of September 30, 2010, resulting in zero depletion for MPAL activity in the current three month period, offset by the costs associated with U.S. assets acquired in October 2009 ($53,000) not present in the period ended 12/31/09.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED mostly due to increased costs relating to the Evans Shoal transaction and the 8.7% increase in the average foreign exchange rate discussed below.

OTHER ADMINISTRATIVE EXPENSES INCREASED due to the exchange rate losses on non-Australian dollar cash held by MPAL ($283,000), increased directors costs related to the addition of a new director in March of 2010 and increased fee base for directors ($347,000), increased travel and consulting costs ($409,000) due to the Evans Shoal and Montana projects and the 8.7% increase in the average foreign exchange rate discussed below.

GAIN ON SALE OF ASSETS in the current year is primarily the proceeds received from the Cooper Basin Assets.

IMPAIRMENT LOSS in the prior year was primarily due to the write down of the Cooper Basin Assets to their fair value at the time of the sale.

WARRANT EXPENSE in the prior year relates entirely to the recording of the fair market value of certain warrants as discussed in our June 30, 2010 annual financial report. The terms of the warrants were revised such that they are no longer carried at fair value.

THE INCOME TAX PROVISION DECREASED due primarily to the result of pre-tax book losses in the current quarter compared to pre-tax book income in the same period last year as well as changes in the annual effective tax rates for each year (see Note 10 to the Financial Statements for a discussion of effective tax rates). The increase in the annual effective tax rate for the current fiscal year resulted in a greater tax benefit required to be recorded the current quarter. A decrease in the effective tax rate for the prior fiscal year created a negative adjustment to the provision in the prior year quarter. Changes in the effective tax rates result from revisions to estimated profit and loss projections and are affected by the relationship of those changes to permanent non-taxable items.

EXCHANGE EFFECT - the value of the Australian dollar relative to the U.S. dollar increased to 1.01611 at December 31, 2010 compared to a value of .96982 at September 30, 2010. This resulted in a $2,517,107 credit to the foreign currency translation adjustments account for the three months ended December 31, 2010. The average exchange rate used to translate MPAL’s operations in Australia was .9877 for the quarter ended December 31, 2010, which was an 8.7% increase compared to the .9090 rate for the quarter ended December 31, 2009.

SIX MONTHS ENDED DECEMBER 31, 2010 VS. DECEMBER 31, 2009

REVENUES AND OTHER INCOME

Significant changes in revenues were as follows:

	SIX MONTHS ENDED December 31,
	2010	2009	$ Variance	% Variance

Oil sales	$4,926,858	$5,942,624	$(1,015,766)	(17)%
Gas sales	867,680	10,960,680	(10,093,000)	(92)%
Other production related revenues	2,365,647	1,691,751	673,896	40%
Investment income	467,810	2,534,931	(2,067,121)	(82)%

OIL SALES DECREASED 17% due to the sale of the Cooper Basin and Nockatunga Assets ($2,261,000) in fiscal 2010 and the effect of increased sales in the prior year resulting from the de-oiling the Mereenie pipeline, offset by $1,575,000 due to the year over year effect of the costs related to the Poplar Field assets acquired in October 2009 and March 2010, increased production at the Mereenie field due to re-injecting uncontracted Mereenie gas and the 8.5% increase in the average exchange rate discussed below.

	SIX MONTHS ENDED DECEMBER 31,
	2010 SALES		2009 SALES
	BBLS	AVERAGE PRICE A.$ PER BBL (1)	BBLS	AVERAGE PRICE A.$ PER BBL (1)	% Variance BBLS	% Variance $ PER BBL
Australia (in AUD):
Mereenie field	27,887	$85.17	43,125	$84.93	(35.3)%	0.3%
Cooper Basin	—	—	1,086	84.05	(100.0)%	*
Nockatunga project	—	—	26,827	74.07	(100.0)%	*

Total Australia	27,887	$85.17	71,038	$80.84	(60.7)%	5.4%

		AVERAGE PRICE U.S.$ PER BBL		AVERAGE PRICE U.S.$ PER BBL
United States (in USD):
Poplar Fields	33,199	$69.55	9,980	$65.68	233%	5.9%

*	Calculation not meaningful

GAS SALES DECREASED 92% due to the end of Mereenie MSA4 contract in February 2010 (approximately $11,200,000) and the natural field declines at Palm Valley offset by the 8.5% increase in the average exchange rate discussed below and the 1.3% increase in the average price per MCF in the Palm Valley contract.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	SIX MONTHS ENDED DECEMBER 31,
	2010 SALES		2009 SALES
	BCF	AVERAGE PRICE AUD$ PER MCF	BCF	AVERAGE PRICE AUD$ PER MCF	% Variance BCF	% Variance A.$ PER MCF
Australia: Palm Valley	.365	$2.28	.532	$2.25	(32)%	1%
Australia: Mereenie	—	—	1.696	6.52	(100)%	*

Total	.365	$2.28	2.228	$5.47	(84)%	(58)%

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues. Revenues increased as tariff revenue is now based upon all BlackTip sales, where as last year it was based only upon Mereenie gas sales and the 8.5% increase in the average foreign exchange rate discussed below.

INVESTMENT INCOME DECREASED 82% primarily as a result of a $2,065,000 realized gain on the sale of available-for-sale securities in the six months ended December 31, 2009.

OPERATING AND OTHER EXPENSES

Significant changes in costs and expenses are as follows:

	SIX MONTHS ENDED December 31,
	2010	2009	$ Variance	% Variance
Production costs	$4,359,702	$5,419,902	(1,060,200)	(20%)
Exploration and dry hole costs	1,028,239	657,056	371,183	57%
Salaries and employee benefits	2,474,412	2,750,301	(275,889)	(10%)
Depletion, depreciation and amortization	1,250,070	2,647,136	(1,397,066)	(53%)
Gain on sale of assets	463,177	1,134,275	(671,098)	(59%)
Impairment Loss	—	1,604,417	(1,604,417)	—
Other administrative expenses	5,732,751	4,022,397	1,710,354	43%
Warrant expense	—	2,378,719	2,378,719	*
Income tax (benefit) provision	(1,679,652)	1,021,806	(2,701,458)	*

*	Calculation not meaningful

PRODUCTION COSTS DECREASED due to the result of cost reductions efforts (Mereenie & Palm Valley) including a new transportation contract at Mereenie ($1,400,000) and prior years costs of pipeline repairs at Mereenie, the elimination of production costs related to the Cooper Basin Assets sold in fiscal year 2010 ($762,000) offset by the productions costs associated with the U.S. assets acquired in October 2009 and March 2010 ($936,000), and the 8.5% increase in the average foreign exchange rate discussed below.

EXPLORATION AND DRY HOLE COSTS INCREASED due to exploration costs in the U.K ($473,000), the exploration costs associated with the U.S. assets acquired in October 2009 and March 2010 ($108,000) and the 8.5% increase in the average foreign exchange rate discussed below, offset by reduced exploration in Australia (Cooper Basin, Mereenie) ($210,000).

SALARIES AND EMPLOYEE BENEFITS DECREASED primarily due to payment of employee termination costs in Australia in the prior year ($993,000), offset by current year severance payments in the U.S. ($552,000) the year over year costs associated with the U.S. acquisition in October 2009 ($146,000) and the 8.5% increase in the average foreign exchange rate discussed below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED primarily because MPAL’s Australia oil and gas assets were fully depleted as of September 30, 2010, resulting in zero depletion for MPAL activity in the current three month period, offset by the costs associated with U.S. assets acquired in October 2009 and March 2010 not present in the first three months of the six months ended December 31, 2009.

OTHER ADMINISTRATIVE EXPENSES INCREASED due to the exchange rate losses on U.S. dollar cash held by MPAL ($378,000), increased directors costs related to the addition of a new director and increased fee base for directors ($444,000), increased travel and consulting costs ($673,000) due to the Evans Shoal and Montana projects and the 8.5% increase in the average foreign exchange rate discussed below.

GAIN ON SALE OF ASSETS in the current year is primarily the proceeds received from the prior year sale of the Cooper Basin Assets.

WARRANT EXPENSE in prior year relates entirely to the recording of the fair market value of certain warrants as discussed in our June 30, 2010 annual financial report. The terms of the warrants were revised such that they are no longer carried at fair value.

THE INCOME TAX PROVISION DECREASED due primarily to a decrease in income before income taxes compared to the same period last year and a decrease in effective tax rate. The effective rate used in providing for income taxes on a current year-to-date basis for the six months ended December 31, 2010 is 23% compared to 77% for the period ended December 31, 2009. For the current fiscal year, MPAL is expected to have taxable loss carryforwards that can be utilized in future years. We have recorded a valuation allowance against the U.S. and U.K. losses resulting from exploration activities due to the historical losses incurred in the U.S. and U.K. The primary reason for the high effective tax rate in the prior fiscal year is that MPAL had taxable net income while the U.K. losses resulting from exploration activities and MPC’s losses did not generate tax benefits.

EXCHANGE EFFECT - the value of the Australian dollar relative to the U.S. dollar increased to $.1.01611 at December 31, 2010 compared to a value of $.8567 at June 30, 2010. This resulted in a $8,695,486 credit to the foreign currency translation adjustments account for the six months ended December 31, 2010. The average exchange rate used to translate MPAL’s operations in Australia was $.9454 for the six months ended December 31, 2010, which was an 8.5% increase compared to the $.8710 rate for the six months ended December 31, 2009.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar, as well as the exchange rates between the Australian dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future. Any change in the exchange rate between the Australian and U.S. dollar could have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollars could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and expenses by $0.3 million and $0.4 million, respectively, for the three months ended December 31, 2010.

For the three month period ended December 31, 2010, oil sales represented approximately 86% (up from 59% last quarter) of total oil and gas revenues. Based on the current three month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.3 million. Gas sales, which represented approximately 14% of total oil and gas revenues in the current three month period, are derived primarily from the Palm Valley field in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended December 31, 2010.

At December 31, 2010, the value of our investments in available-for-sale-securities was $252,778.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and Antoine J. Lafargue, the Company’s Chief Financial Officer and Treasurer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of December 31, 2010. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART II - OTHER INFORMATION

DECEMBER 31, 2010

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

The closing of MPAL’s acquisition of Santos’ 40% interest in Evans Shoal, a large gas field located offshore Australia (“Evans Shoal Transaction”) is subject to significant contingencies and closing conditions and the failure to complete the Evans Shoal Transaction could negatively impact the Company’s stock price, cause the Company to forfeit the initial (AUS) $15 million deposit paid towards the purchase price, cause MPAL to forfeit the subsequent (AUS) $10 million deposit paid towards the purchase price under certain circumstances and otherwise have an adverse affect on the Company.

The closing of the Evans Shoal Transaction is contingent upon the Company’s ability to pay the stipulated purchase price for a 40% interest in the Evans Shoal field ((AUS) $100 million) at closing on or before May 31, 2011 and to obtain consents to the transaction from the other three existing owners of the Evans Shoal field as well as requisite government approval for the transaction.

The Company must obtain significant external financing to complete the Evans Shoal Transaction. While the Company has entered into a Securities Purchase Agreement (“Purchase Agreement”) with our largest stockholder, YEP, which provides for $15.6 million in funding upon the sale of 5.2 million shares of our common stock at a price per share of $3.00 and has received a written commitment letter from YEP to provide the additional funding (“Commitment Letter”) which, together with the $15.6 million, is required for MPAL to complete the Evans Shoal Transaction, a number of conditions must be satisfied prior to receipt of these financings. The Purchase Agreement provides that the obligations of YEP to complete the purchase of the shares at closing are subject to certain conditions (which may be waived by YEP), including: (i) that the Company has performed, satisfied and complied in all material respects with all covenants, agreements and conditions required under the Purchase Agreement; and (ii) as of the time of any closing other than the final closing at which the last of the Shares are sold to and purchased by YEP, the progress and status of the Evans Shoal Transaction shall be satisfactory to YEP, and, in the case of such final closing, the conditions to the closing of the Evans Shoal Transaction shall have been satisfied or waived. The receipt of additional funding provided under the Commitment Letter is conditioned upon the Company’s sole use thereof to fund the Evans Shoal Transaction, preceded by receipt of all requisite consents for such acquisition (along with a reasonable period of time in which to close such funding after the receipt of such consents consistent with the timetable for the closing with Santos), and the satisfaction of customary closing conditions typically applicable to such a funding (such as the obtaining of all regulatory consents, compliance by the Company and MPAL with typical contractual representations and warranties, and the absence of any interfering litigation). We cannot give assurances that the conditions set forth in the Purchase Agreement and in the Commitment Letter will be satisfied or that the Company will ultimately receive the necessary funds to close the Evans Shoal Transaction. Similarly, while the Company intends to work, in good faith, with the Evan Shoal co-owners to obtain the requisite consents to complete the Evans Shoal Transaction and to procure the necessary government approvals for the Evans Shoal Transaction, we cannot give assurances that these requisite approvals will be obtained.

If the Evans Shoal Transaction is not completed, the Company’s ongoing business may be adversely affected, and the Company will be subject to several risks, including:

•	loss of the initial cash deposit of (AUS) $15 million made towards the purchase price;

•	loss of the subsequent (AUS) $10 million cash deposit made towards the purchase price under certain defined circumstances

•	loss of a strategic opportunity to timely develop a Methanol project in Darwin, Northern Territory, Australian; and

•	having our stock price decline.

With respect to the subsequent (AUS) $10 million deposit, MPAL is only entitled to reimbursement of that amount if: (i) MPAL terminates the Evans Shoal Agreement because one or more conditions precedent and conditions to completion set forth therein have not been satisfied; (ii) the three other owners of Evans Shoal do not provide their consent to the Evans Shoal Transaction and waived certain rights under the Evans Shoal Joint Operating Agreement due to Santos’ failure to use reasonable endeavors (as defined in the Evans Shoal Agreement) to obtain such consents; (iii) MPAL or Santos terminates the Evans Shoal Agreement for breach of a Seller Warranty (as set forth in the Evans Shoal Agreement); (iv) MPAL terminates the Evans Shoal Agreement due to the insolvency of Santos; or (v) on or before April 30, 2011, MPAL notifies Santos that it has sufficient committed and available funds to pay the balance of the Purchase Price at closing and can satisfy the financial capability test under the Evans Shoal Joint Operating Agreement, Santos reasonably agrees with MPAL’s representations and co-owner consents are not obtained by the closing date for the Evans Shoal Transaction.

For a more complete description of the Evans Shoal Transaction, see Note 3 to the unaudited financial statements included within this Form 10-Q.

For a more complete description of the Purchase Agreement with YEP, see Note 2 to the unaudited financial statements included within this Form 10-Q.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
October 1-31, 2010	0	0	0	319,150
November 1-30, 2010	0	0	0	319,150
December 1-31, 2010	0	0	0	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through December 31, 2010, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

Unregistered Sales of Equity Securities

On August 5, 2010, Magellan executed a Securities Purchase Agreement (“Purchase Agreement”), an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its previously announced second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, YEP. The placement involves the issuance and sale of up to 5.2 million new shares of the Company’s common stock to YEP and/or one or more of its affiliates in return for $3.00 per new share issued and sold. Placement of the shares was originally scheduled to occur on or before October 31, 2010. The Company currently expects that one or more closings under the Purchase Agreement will take place through May 31, 2011, with the proceeds to be used to cover operating and financing expenditures associated with the Evans Shoal Transaction. The Purchase Agreement provides that the obligations of YEP to complete the purchase of the Shares at closing are subject to certain conditions (which may be waived by YEP), including: (i) that the Company has performed, satisfied and complied in all material respects with all covenants, agreements and conditions required under the Purchase Agreement; and (ii) as of the time of any closing other than the final closing at which the last of the Shares are sold to and purchased by YEP, the progress and status of the Evans Shoal Transaction shall be satisfactory to YEP, and, in the case of such final closing, the conditions to the closing of the Evans Shoal Transaction shall have been satisfied or waived. If all shares are placed, the ownership position of YEP and its affiliates in the Company will consist of approximately 14.5 million shares of Common Stock and 4.4 million shares of Common Stock issuable under YEP’s existing warrant, or approximately 30.4% of the outstanding shares of Common Stock, assuming the full exercise of such warrant. In the Purchase Agreement, the Investor has represented that it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Shares have not been registered under the Securities Act of 1933, as amended or state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the applicable federal and state registration requirements. The Company has relied on the exemption from the registration requirements of the Securities Act set forth in Section  4(2) thereof for the purposes of the transaction.

ITEM 6 EXHIBITS

3.1	Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth filed on February 12, 1988 with the State of Delaware, as filed as Exhibit 4(b) to the Company’s Form S-8 Registration Statement (File No. 333-70567), filed on January 14, 1999, are incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware, filed as Exhibit 3(a) to the Company’s quarterly report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation related to Article Twelfth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.3 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.4	Certificate of Amendment to Certificate of Incorporation related to Article Thirteenth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.4 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.5	Certificate of Amendment to Certificate of Incorporation as filed on December 10, 2010 with the Secretary of State, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 13, 2010 and incorporated herein by reference.

3.6	Amended and Restated Bylaws, as of March 10, 2010, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 15, 2010 and incorporated herein by reference.

10.1	Letter Deed between Magellan Petroleum Australia Limited and Santos Offshore Pty Ltd. Dated December 23, 2010 filed as Exhibit 10.1 to current report on Form 8-K filed on December 28, 2010 and incorporated hereby by reference.

31.1	Certification of William H. Hastings, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

31.2	Certification of Antoine J. Lafargue, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

32.1	Certification of William H. Hastings, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

32.2	Certification of Antoine J. Lafargue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

December 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: February 14, 2011	By	/s/ William H. Hastings
William H. Hastings, President and Chief Executive Officer (Duly Authorized Officer)

	By	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Chief Financial Officer and Treasurer (as Principal Financial Officer)