Form 10-Q
period 2011-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2011-05-16
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s single class of common stock as May 2, 2011 was 52,455,977

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

March 31, 2011

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$20,251,856	$33,591,534
Accounts receivable — trade (net of allowance for doubtful accounts of $115,416 and $95,912 at March 31, 2011 and at June 30, 2010 respectively)	4,333,299	4,427,245
Accounts receivable — working interest partners	110,948	204,630
Marketable securities	1,996,933	—
Securities available-for-sale (at fair value)	330,919	192,417
Inventories	797,171	815,179
Deferred income taxes	663,430	189,236
Assets held for sale	—	648,217
Other assets	646,010	1,702,091

Total current assets	29,130,566	41,770,549

Deferred income taxes	6,538,940	5,262,649
Deposit on Evans Shoal	25,772,500	12,850,500
Property and equipment, net:
Oil and gas properties (successful efforts method)	132,252,621	113,646,852
Land, buildings and equipment	3,955,169	3,328,670
Field equipment	6,398,179	5,843,939

	142,605,969	122,819,461
Less accumulated depletion, depreciation and amortization	(114,899,567)	(96,905,478)

Net property and equipment	27,706,402	25,913,983
Goodwill	4,695,204	4,695,204
Other assets	213,500	213,500

Total assets	$94,057,112	$90,706,385

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,430,966	$2,387,857
Accrued liabilities	2,618,791	2,064,979
Demand notes payable	375,000	470,000
Current portion of note payable	564,000	451,585
Liability related to assets held for sale	—	194,465
Deferred income taxes	—	83,400
Income taxes payable	—	460,617

Total current liabilities	4,988,757	6,112,903

Long term liabilities:
Deferred income taxes	706,208	1,157,735
Note payable	1,002,438	232,430
Other long term liabilities	305,682	92,577
Asset retirement obligations	10,760,316	9,292,556

Total long term liabilities	12,774,644	10,775,298

Commitments and contingencies (Note 17)	—	—
Equity:
Common stock, par value $.01 per share: Authorized 300,000,000 shares, outstanding, 52,455,977 and 52,335,977 at March 31, 2011 and June 30, 2010 respectively	524,558	523,358
Capital in excess of par value	93,715,958	91,905,062
Preferred stock, par value $.01 per share: Authorized 50,000,000 and 0 shares, outstanding, none at March 31, 2011 and at June 30, 2010 respectively	—	—
Accumulated deficit	(29,199,719)	(23,640,191)
Accumulated other comprehensive income	9,275,369	3,116,263

Total equity attributable to Magellan Petroleum Corporation	74,316,166	71,904,492
Non-controlling interest in subsidiaries	1,977,545	1,913,692

Total equity	76,293,711	73,818,184

Total liabilities and equity	$94,057,112	$90,706,385

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2011	2010	2011	2010
REVENUES:
Oil sales	$3,135,298	$1,947,505	$8,062,157	$7,890,129
Gas sales	460,787	2,024,487	1,328,467	12,985,167
Other production related revenues	1,270,595	1,164,953	3,636,242	2,856,704

Total revenues	4,866,680	5,136,945	13,026,866	23,732,000

COSTS AND EXPENSES:
Production costs	2,054,567	1,823,303	6,414,270	7,243,205
Exploration and dry hole costs	452,260	225,204	1,480,500	882,260
Salaries and employee benefits	1,903,533	1,281,819	4,377,945	4,032,120
Depletion, depreciation and amortization	34,863	704,428	1,284,933	3,351,564
Auditing, accounting and legal services	718,588	387,260	1,477,366	1,164,334
Accretion expense	91,117	161,828	409,400	546,179
Shareholder communications	96,516	77,951	453,634	380,125
(Gain) on sale of assets	(490,883)	(5,693,784)	(954,060)	(6,828,059)
Impairment loss	122,862	—	122,862	1,604,417
Other administrative expenses	1,173,542	1,506,932	5,090,573	4,149,338
Foreign transaction (gain) loss	(1,210,197)	447,027	605,523	1,827,018

Total costs and expenses	4,946,768	921,968	20,762,946	18,352,501

Operating (loss) income	(80,088)	4,214,977	(7,736,080)	5,379,499
Warrant expense	—	(1,897,753)	—	(4,276,472)
Investment income	190,983	327,187	658,794	2,862,118

Income (loss) before income taxes	110,895	2,644,411	(7,077,286)	3,965,145
Income tax (provision) benefit	(178,042)	(1,463,723)	1,501,611	(2,485,529)

Net (loss) income	(67,147)	1,180,688	(5,575,675)	1,479,616
Less net (income) loss attributable to non-controlling interest in subsidiary	(17,128)	(18,243)	16,147	(21,880)

Net (loss) income attributable to Magellan Petroleum Corporation	$(84,275)	$1,162,445	$(5,559,528)	$1,457,736

Average number of shares outstanding
Basic	52,455,977	51,989,866	52,375,537	51,100,029

Dilutive	52,455,977	54,464,150	52,375,537	52,442,981

Net (loss) income per basic and dilutive common shares attributable to Magellan Petroleum Corporation common shareholders	$(0.00)	$0.02	$(0.11)	$0.03

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED March 31,
	2011	2010
OPERATING ACTIVITIES:
Net (loss) income	$(5,575,675)	$1,479,616
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Foreign currency exchange loss (1)	605,523	1,827,018
(Gain) loss from disposal of assets	(954,060)	(6,828,059)
Loss (gain) from sale of investments	—	(2,065,369)
Depletion, depreciation and amortization	1,284,933	3,351,564
Accretion expense	409,400	546,179
Deferred income taxes	(1,349,001)	766,939
Stock option compensation and change in warrant valuation	1,768,596	6,132,081
Impairment loss	122,862	1,604,417
Change in operating assets and liabilities:
Accounts receivable	846,265	3,662,661
Other assets	87,276	(88,641)
Inventories	69,718	658,657
Accounts payable and accrued liabilities	(924,016)	(2,653,481)
Income taxes payable (receivable)	1,107,051	(2,694,542)

Net cash (used in) provided by operating activities (1)	(2,501,128)	5,699,040
INVESTING ACTIVITIES:
Proceeds from sale of assets	1,472,944	7,247,339
Additions to property and equipment	(507,228)	(1,976,654)
Oil and gas exploration activities	(3,699,911)	(214,096)
Proceeds from sale of securities available for sale	—	9,615,215
Purchase of securities available for sale	—	(7,259,082)
Marketable securities matured or sold	5,002,802	7,194,090
Marketable securities purchased	(6,999,735)	(6,196,784)
Deposit for purchase of Evans Shoal	(10,013,501)	(13,788,000)
Purchase of controlling interest – Nautilus Poplar LLC	—	(7,309,113)
Purchase of working interests in oil and gas properties	(380,000)	(4,090,170)
Cash acquired-purchase of Nautilus Poplar LLC	—	314,727

Net cash (used in) provided by investing activities	(15,124,629)	(15,968,017)

FINANCING ACTIVITIES:
Debt principal payments	(3,175,668)	(235,392)
Proceeds from borrowings	3,949,218	—
Non-controlling Capital Contribution – Nautilus Poplar LLC	80,000	—
Proceeds from issuance of stock	43,500	10,000,000

Net cash provided by (used in) financing activities	897,050	9,764,608

Effect of exchange rate changes on cash and cash equivalents (1)	3,389,029	3,408,872

Net (decrease) increase in cash and cash equivalents	13,339,678	2,904,503
Cash and cash equivalents at beginning of period	33,591,534	34,688,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,251,856	$37,593,345

Cash Payments:
Income taxes (refunded) paid, net	(1,128,098)	4,413,136
Interest Paid, net of amount capitalized	63,977	38,864
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding gain (loss)	138,501	(25,703)
Revision to estimate of asset retirement obligations	378,948	1,421
Amounts in accounts payable related to property and equipment	3,391	15,246

(1)	See Note 4 for explanation of restatement of prior period amount.

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2011	2010	2011	2010
Net (loss) income	$(67,147)	$1,180,688	$(5,575,675)	$1,479,616
Foreign currency translation adjustments	(2,674,882)	1,854,137	6,020,605	7,337,570
Unrealized loss on derivative contract, net of deferred tax	—	(220,952)	—	(220,952)
Unrealized holding gains (losses), net of deferred tax	78,141	(20,060)	138,501	(247,667)

Total comprehensive (loss) income	(2,663,888)	2,793,813	583,431	8,348,567
Less net (income) loss attributable to non-controlling interest in subsidiary	(17,128)	(18,243)	16,147	(21,880)
Add back unrealized loss on derivative contract attributable to non-controlling interest in subsidiary	—	36,556	—	36,556

Comprehensive (loss) income attributable to Magellan Petroleum Corporation	$(2,681,016)	$2,812,126	$599,578	$8,363,243

See accompanying notes

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
June 30, 2010	$523,358	$—	$91,905,062	$(23,640,191)	$3,116,263	$1,913,692	$73,818,184
Stock based compensation	1,200	—	1,810,896	—	—	—	1,812,096
Net loss	—	—	—	(5,559,528)	—	(16,147)	(5,575,675)
Foreign currency translation adjustments	—	—	—	—	6,020,605	—	6,020,605
Unrealized holding gains, net of deferred tax	—	—	—	—	138,501	—	138,501
Capital contribution	—	—	—	—	—	80,000	80,000

March 31, 2011	$524,558	$—	$93,715,958	$(29,199,719)	$9,275,369	$1,977,545	$76,293,711

June 30, 2009	415,001	—	73,311,075	(22,192,919)	1,979,763	—	53,512,920
Shares issued - equity investment	86,957	—	7,524,371	—	—	—	7,611,328
Purchase of subsidiary - Nautilus acquisition	17,000	—	2,363,000	—	—	1,924,458	4,304,458
Warrants reclassified	—	—	6,401,765	—	—	—	6,401,765
Stock based compensation	4,400	—	1,463,323	—	—	—	1,467,723
Net income	—	—	—	1,457,736	—	21,880	1,479,616
Foreign currency translation adjustments	—	—	—	—	7,337,570	—	7,337,570
Unrealized holding gains, net of deferred tax	—	—	—	—	(247,667)	—	(247,667)
Unrealized loss on derivative contract, net of deferred tax and non controlling interest	—	—	—	—	(184,396)	(36,556)	(220,952)

March 31, 2010	$523,358	$—	$91,063,534	$(20,735,183)	$8,885,270	$1,909,782	$81,646,761

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

Magellan Petroleum Corporation (the “Company” or “Magellan” or “MPC” or “we” or “us”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At March 31, 2011, MPC had three reporting segments: (1)100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”); (2) an 83.5% controlling member interest in Nautilus Poplar, LLC (“Nautilus”), based in Denver, Colorado and (3) MPC the parent company, which owns directly a 28.3% working interest in the Poplar Fields in Montana. On a consolidated basis, MPC through Nautilus, owns an average 85.7% working interest in the Poplar Fields in Montana.

On December 4, 2009, the Company announced the sale of all of its interests in the Nockatunga oil fields, the Kiana and Aldinga oil fields, the Udacha Gas field and its exploration acreage in the Cooper Basin of Queensland and South Australia. The Company subsequently entered into sales agreements to affect the sale of those licenses. The Company also entered into a sales agreement for the sale of its ATP613P, ATPA 674P and ATPA 733P interests in the Maryborough Basin of Queensland. These assets were disposed of because they are non-core to our strategies. The gain on the sale of assets related to these sales was $936,967 for the nine months ended March 31, 2011 and $6,822,232 for the nine months ended March 31, 2010.

On December 8, 2010, shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to authorize a class of 50,000,000 shares of preferred stock, par value of $0.01 per share (“Preferred Stock”). Pursuant to the amendment, shares of Preferred Stock may be issued in one or more series of any number of shares as determined by the Company’s Board of Directors (“Board”). The Board may fix the voting powers of such series and the designations, preferences, relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof (including such series’ redemption rights, dividend rights, liquidation preferences, and conversion rights).

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and its subsidiaries, MPAL and Nautilus. All intercompany transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. All amounts presented are in United States dollars, unless otherwise noted.

Certain reclassifications of prior period data included in the accompanying unaudited condensed consolidated interim financial statements have been made to conform to current financial statement presentation. Foreign currency exchange (gains) losses of ($1,210,197) and $447,027 for the quarters ended March 31, 2011 and March 31, 2010 , respectively, and $605,523 and $1,827,018, for the nine months ended March 31, 2011 and March 31, 2010 , respectively, were reclassified from other administrative expenses to foreign transaction (gains) losses on the consolidated statements of operations. This reclassification did not impact previously reported operating or net income.

During the current quarter ended March 31, 2011, the Company recorded a cumulative out-of-period adjustment in connection with the foreign currency translation of a foreign currency loan. The translation adjustment was included in determining net income in error, rather than being recorded through the balance sheet in the accumulated other comprehensive income account. The adjustment decreased foreign transaction losses and accumulated other comprehensive income by $786,040. Had the amounts been reflected during the first and second quarters of this fiscal year, in the periods in which they arose, foreign transaction losses and accumulated other comprehensive income would have decreased by $536,209 for the three months ended September 30, 2010 and $186,004 for the three months ended December 31, 2010. The net loss per basic and diluted share attributable to Magellan Petroleum Corporation common shareholders would not have changed for the three months ended September 31, 2010 or the three months ended December 31, 2010, however it would have been lower by $0.01 for the six months ended December 31, 2010, had the amounts been reflected in the periods in which they arose. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB Opinion No. 28, Interim Financial Reporting, paragraph 29, SAB No. 99, Materiality, and SAB 108, management believes this correcting adjustment was not material to the Company’s full year results for fiscal year ended June 30, 2011 or the trend of earnings.

Goodwill

The aggregate amount of goodwill at March 31, 2011 and at June 30, 2010 was $4,695,204. Of this amount, $674,498 of our goodwill is related to the October 15, 2009 acquisition of Nautilus and $4,020,706 of our goodwill is related to the fiscal 2006 acquisition of the 44.87% of MPAL that we did not own at the time. Goodwill is not amortized but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30 for the MPAL goodwill and October 1st for the Nautilus goodwill, or earlier upon the occurrence of certain events or substantive changes in circumstances. In the fourth quarter of 2011, the Company will perform its annual impairment review of the goodwill related to MPAL. Because of the uncertainty regarding the outcome of the closing of the Evans Shoal Transaction (Note 3) and the risk that the Company could lose the cash deposits totaling (AUS) $25 million made towards the purchase price underlying the Evans Shoal Transaction, it is possible that the book value of the Company’s Australian reporting unit (MPAL) will exceed its fair value, which may result in the Company recognizing a noncash impairment of goodwill in the fourth quarter of 2011 that could be material. The Company’s goodwill balance attributable to this reporting unit was $4,020,706 at March 31, 2011.

At October 1, 2010, we performed our annual impairment test of the Nautilus goodwill. We employed both the income approach (discounted cash flow method) and the market value approach in estimating the fair value of Nautilus. As of October 1, 2010, no impairment existed as the indicated fair value of Nautilus, based upon our estimate exceeded its carrying value.

Note 2 Financing Arrangements with Young Energy Prize S.A.: Purchase Agreement, Investment Agreement and Related Amendments

Purchase Agreement and Related Amendments

On August 5, 2010, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”), an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, Young Energy Prize S.A. (“YEP”), a Luxembourg corporation. Mr. Nikolay Bogachev, a director of the Company since July 2009, is the President and CEO of YEP as well as an equity owner of YEP. Currently, Mr. Bogachev and YEP collectively own approximately 24% of the outstanding shares of the Company’s Common Stock (“Shares”), calculated as if the 4.3 million warrants to purchase shares of such stock currently held by YEP were fully exercised.

The Purchase Agreement involves the issuance and sale of up to 5.2 million new Shares to YEP and/or one or more of its affiliates in return for (US) $3.00 per new share issued and sold (“Investment Transaction”). The Company currently expects that one or more closings under the Purchase Agreement will take place through May 31, 2011, with the proceeds to be used to close MPAL’s purchase of Santos Offshore Pty Ltd’s (“Santos”) 40% interest in the Evans Shoal natural gas field (NT/P48) (“Evans Shoal Interest”), located in the Bonaparte Basin offshore Northern Australia (“Evans Shoal Transaction”) (see Item 1–Note 3).

On February 11, 2011 and February 17, 2011, the Company and YEP executed a First Amendment and Second Amendment, respectively, to the Purchase Agreement. The First Amendment and Second Amendment to the Purchase Agreement provide for a final closing of the Investment Transaction on or before June 15, 2011 in the absence of the closing of the Evans Shoal Transaction if the Company is unable to recover a (AUS) $10 million deposit towards the purchase price of the Evans Shoal Interest and certain other conditions are satisfied (“Required Closing”) (see Item 5). Except as otherwise provided by the Required Closing provision, the First Amendment also permits the Company or YEP to terminate the Purchase Agreement, under certain conditions, if a closing of the Evans Shoal Transaction does not occur by 6:30 P.M., Eastern time, on May 31, 2011 (see Item 5).

If all Shares are sold to YEP pursuant to the Purchase Agreement, as amended, the ownership position of YEP and its affiliates in the Company will consist of approximately 14.5 million Shares and 4.4 million Shares under YEP’s existing warrant, or approximately 30.4% of the outstanding Shares, assuming the full exercise of such warrant.

Investment Agreement and Related Amendment

On February 11, 2011, the Company and YEP, executed an Investment Agreement to document the terms of additional financing to be provided by YEP to the Company in order to facilitate the closing of the Evans Shoal Transaction. On February 17, 2011, the Company and YEP executed an amendment to the Investment Agreement in the form of a side letter (“Side Letter”).

Under the Investment Agreement, YEP shall provide funding to the Company required for the completion of the Evans Shoal Transaction in the amount of approximately (AUS)$85.45 million, which shall include the proceeds of the (U.S.)$15.6 million provided by the Investment Transaction, and of which (AUS)$10 million will be paid to the Company in reimbursement of the additional deposit made towards the purchase price of the Evans Shoal Interest, plus 50% (up to a cap of $3.5 million of all out-of-pocket costs and expenses incurred by the Company, MPAL and YEP associated with the Evans Shoal Transaction (see Item 5).

The Investment Agreement also outlines: (i) the Acquisition and Reorganization Plan (“Plan”) which structures the direct or indirect participation of the Company and YEP in the Evans Shoal Interest; (ii) the basis on which post-completion payments required to be made by MPAL to Santos under the March 25, 2010 Asset Sales Deed between MPAL and Santos, as amended by the Deed of Variation executed by the those parties on January 31, 2011 will be funded by the Company and YEP; and (iii) the Company and YEP’s obligations to implement and fund the development of the Evans Shoal Interest (“Project”) (see Item 5).

The Side Letter limits YEP’s responsibility to pay the out-of-pocket costs incurred by the Company, MPAL and YEP in connection with the Evans Shoal Transaction under certain circumstances (see Item 5).

Note 3 Evans Shoal Agreement

On March 25, 2010, MPAL entered into an Asset Sales Deed with Santos Offshore Pty Ltd (“Evans Shoal Agreement”), to document the terms of the Evans Shoal Transaction.

Under the Evans Shoal Agreement, MPAL is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million (“Purchase Price”) for its interest in the undeveloped Evans Shoal gas field consisting of: (i) a 40% participating interest in the Evans Shoal Joint Operating Agreement and (ii) a 40% legal and beneficial ownership interest in the Evans Shoal Title (as defined in the Evans Shoal Agreement). MPAL is also obligated to pay additional contingent payments to Santos of (AUS) $50 million upon a favorable partner vote on a any final investment decision to develop Evans Shoal and (AUS) $50 million upon first stabilized gas production from Evans Shoal. Consistent with the terms of the Evans Shoal Agreement, MPAL made an initial cash deposit of (AUS) $15 million towards the Purchase Price (“Initial Deposit”) in March 2010. While the Evans Shoal Agreement, in its original form, provided for limited circumstances under which MPAL is entitled to reimbursement of the Initial Deposit, the original Evans Shoal Agreement also provided that if MPAL is unable to pay the Purchase Price on the closing date of the Evans Shoal Transaction, MPAL shall forfeit the Initial Deposit. The Evans Shoal Agreement provides that, if MPAL is unable to pay the Purchase Price, when due, and MPAL does not have its own right to terminate the Evans Shoal Agreement in accordance with its terms, then Santos may terminate the Evans Shoal Agreement and decline to proceed with the Evans Shoal Transaction. Under the Evans Shoal Agreement, MPAL’s purchase of Evans Shoal is subject to the satisfaction of certain conditions including receipt of consent to the transfer from the other three existing owners of Evans Shoal and applicable government approvals.

On December 23, 2010, MPAL and Santos entered into an Extension Deed to extend the closing date of the Evans Shoal Transaction from December 25, 2010 through to January 31, 2011. On January 31, 2011, MPAL and Santos executed a Deed of Variation (“Deed”) to further amend the Evans Shoal Agreement. The Deed extends the closing date of the Evans Shoal Transaction through to May 31, 2011 in exchange for (1) MPAL’s release to Santos of the Initial Deposit and (2) an additional (AUS) $10 million escrow account deposit towards the Purchase Price (“Additional Deposit”).

Pursuant to the Deed, the Initial Deposit was released to Santos on February 7, 2011 and, on February 14, 2011, MPAL deposited the Additional Deposit into an escrow account consistent with the terms of the Evans Shoal Agreement, as amended by the Deed. While the Deed requires that the payment of the Additional Deposit be made in accordance with the terms of the Evans Shoal Agreement which provides certain defined circumstances under which MPAL is entitled to reimbursement of the Additional Deposit, the Deed re-classifies the Initial Deposit as non-refundable. Accordingly, MPAL shall forfeit the Initial Deposit if the Evans Shoal Transaction does not close and all sellers warrantees are met. With respect to the Additional Deposit, MPAL is entitled to reimbursement of that amount if: (i) MPAL terminates the Evans Shoal Agreement because one or more conditions precedent have not been satisfied, provided that MPAL has utilized reasonable endeavors (as defined in the Evans Shoal Agreement) to help ensure the satisfaction of such conditions; (ii) MPAL terminates the Evans Shoal Agreement because one or more conditions to completion have not been satisfied and MPAL has, but Santos has failed to, utilize reasonable endeavors (as defined in the Evans Shoal Agreement) to help ensure satisfaction of such conditions; (iii) MPAL or Santos terminates the Evans Shoal Agreement for breach of a Seller Warranty consistent with the terms of the Evans Shoal Agreement; (iv) MPAL terminates the Evans Shoal Agreement because Santos fails to comply with certain obligations to be performed at closing; (v) MPAL terminates the Evans Shoal Agreement due to the insolvency of Santos; or (v) on or before April 30, 2011, MPAL notifies Santos, in writing, and Santos acting reasonably and in good faith agrees that MPAL has sufficient committed and available funds to pay the balance of the Purchase Price (AUS $75 million, or $100 million less the $15 million Initial Deposit and the $10 million Addition Deposit) at closing and can satisfy the financial capability test under the Evans Shoal Joint Operating Agreement and the remaining co-owners of the Evans Shoal gas field have not consented to the transfer of the Evans Shoal Interest to MPAL by the closing date for the Evans Shoal Transaction. Subject to the ability of Santos and MPAL to secure consents to the transfer of the Evans Shoal Interest from Santos to MPAL and requisite government approvals, the closing and completion of the Evans Shoal Transaction is expected to occur on or about May 31, 2011.

Due to field partner activity, the terms of our entry into the Evans Shoal license remain under discussion as we continue to work in earnest. Meetings over the next two weeks will add clarity toward final solutions. Magellan, YEP, and Santos remain committed to closing the transaction. We intend to provide updates as material milestones have been achieved.

Note 4 Restatement of Financial Information

Subsequent to the issuance of our 2010 annual report on Form 10-K, during the current three months ended March 31, 2011 we determined that our consolidated statement of cash flows for the year-ended June 30, 2010, reflected a foreign currency exchange loss in the line item “effect of exchange rate changes on cash and cash equivalents”, rather than including it with the adjustments to reconcile net income (loss) to net cash provided by operating activities (see Item 4). Because this is a non-cash expense included in net income, it should have been added back to net income in order to properly reconcile net income to cash provided by operating activities within the statement of cash flows. The exclusion of this adjustment to net income resulted in understating the Net cash provided by operating activities and overstating the effect of exchange rate changes on our cash and cash equivalents line items within the statement of cash flows.

This error also affected our consolidated statement of cash flows for the nine month period ended March 31, 2010, the six month periods ended December 31, 2010 and 2009, the three month periods ended September 30, 2010 and 2009, as well as the fiscal year ended June 30, 2009. This error did not affect our Balance Sheet or Statements of Operations for any of the prior periods impacted, nor did it affect the total cash increase or decrease reported for any of the periods impacted

The statement of cash flows for the nine months ended March 31, 2010 as contained herein has been adjusted for the restatement discussed above. The following is a summary of the items reclassified on the originally issued Consolidated Statement of Cash Flows for the nine months ended March 31, 2010:

CONSOLIDATED STATEMENT OF CASH FLOWS

	March 31, 2010
	As Previously Reported	Adjustments	As Restated
Adjustments to reconcile net loss to net cash provided by operating activities:

Foreign currency exchange loss	$—	$1,827,017	$1,827,017

Net cash provided by operating activities	$3,872,023	$1,827,017	$5,699,040

Effect of exchange rate changes on cash and cash equivalents	$5,235,889	$(1,827,017)	$3,408,872

Note 5 Acquisitions-Supplemental Pro Forma Results

The Company acquired its interests in the Poplar Fields in Montana in the fiscal year ended June 30, 2010. For further information about these acquisitions please see our Form 10-K for the year ended June 30, 2010.

The following pro forma financial information represents the combined results for the Company including, Nautilus (purchased October 15, 2009), the working interests in the Poplar Fields (purchased on March 8th and 9th, 2010), as if the acquisitions had all occurred on July 1, 2009. Revenue and net income from these interests included in the consolidated statements of operations were $3,666,910 and $206,960 respectively for the nine months ended March 31, 2011.

NINE MONTHS ENDED March 31, 2010
Total Revenue	$25,332,046
Costs and expenses	19,417,744

Operating Income	5,914,301
Other income - net	(1,440,605)

Income before taxes	4,473,696
Income tax provision	(2,485,529)

Net Income	1,988,167
Less net (loss) income attributable to non-controlling interest in subsidiary	(32,123)

Net income attributable to Magellan Petroleum Corporation	$1,956,044

Note 6 Capital and Stock Based Compensation

On December 8, 2010, shareholders approved an amendment to the Company’s 1998 Stock Incentive Plan to increase the authorized shares of common stock reserved for awards under the Plan by 2,000,000 shares, to a total of 7,205,000 shares.

Options and non-vested shares

As of March 31, 2011, there were 1,120,000 shares available for future issuance under the Plan.

The following is a summary of option transactions for the nine months ended March 31, 2011:

Options Outstanding	Expiration Dates	Number of Shares	Exercise Price ($) Weighted Average	Fair Value at Grant Date
June 30, 2010		3,880,000	$1.26
Time based options awarded	August 2, 2020	400,000	$1.84	$432,399
Performance based options awarded	August 2, 2020	400,000	$1.84	$366,766
Time based options awarded	April 1, 2020	700,000	$2.24	$719,049
Options exercised		(30,000)	$1.45

March 31, 2011		5,350,000	$1.48

Total non-cash stock based compensation included in the consolidated statements of operations for the three and nine months ended March 31, 2011 was $ 565,199 and $ 1,768,596 respectively, as discussed below.

Non-employee options

There were no non-employee options issued during the nine months ended March 31, 2011. In February 2009, the Company granted 262,500 time-based options, with an exercise price of $1.20 per share to a non-employee consultant.

Since these options were issued to a non-employee, the Company determines their fair value at the end of each reporting period. The related option expense is recognized in the consolidated statement of operations using the accelerated method.

The fair value of these time based options at March 31, 2011 was determined based on the Black-Scholes valuation model using the following assumptions:

March 31, 2011 Non-employee
Fair value measurement date	March 31, 2011
Number of shares	262,500
Risk free interest rate	3.06%
Expected life	7.83 yrs
Expected volatility (based on historical price)	60.40%
Exercise Price	$1.20
Fair Value for the period	$488,100
Vest beginning	February 2, 2010
Expire on	February 2, 2019

The expected life of the time-based options is the remaining contractual term. The Company recorded non-cash charges of ($47,385) and $ 180,614 related to these time based options for the three and nine months ended March 31, 2011. Unrecognized compensation for these options was $ 88,129 as of March 31, 2011.

The Company recorded non-cash charges of $110,162 and $212,648 related to these time based options for the three and nine months ended March 31, 2010, respectively. Unrecognized compensation for these options was $251,312 as of March 31, 2010.

Employee and Director option and share compensation

The Company’s compensation policy is designed to provide the Company’s directors with a portion of their annual Board compensation in the form of equity. The number of shares for each director award is, however, subject to a maximum annual cap of 15,000 shares. The Company issued 90,000 shares in January 2011, pursuant to this policy.

On March 31, 2010, the Company awarded 700,000 options to its Directors. The options were contingent upon shareholder approval, which occurred on December 8, 2010. These options vest evenly over 3 years.

On March 31, 2010, the Company also granted to its directors 350,000 non-vested shares of Company common stock which vest over 3 years. Of these shares, 141,666 vested on April 1, 2010 and 104,167 will vest on April 1, 2011 and 2012, respectively.

During the nine months ended March 31, 2011, 400,000 stock options were issued to an employee as time based options and 400,000 as performance based options (PBOs).

The Company determines the fair value of these options at the grant date using the Black-Scholes option pricing model. Option valuation models require the input of certain assumptions including the expected stock price volatility. The assumptions used to value the Company’s option grants were as follows:

	Employee	Employee	Directors
	Time Based	PBO	Time Based
Grant Date	August 2, 2010	August 2, 2010	December 8, 2010
Number of shares	400,000	400,000	700,000
Risk free interest rate	2.23%	1.64%	2.07%
Expected life	6.00 yrs	5.00 yrs	5.50 yrs
Expected volatility (based on historical price)	61.50%	56.00%	55.20%
Exercise Price	$1.84	$1.84	$2.24
Fair Value	$366,766	$423,399	$719,049
Vest beginning	August 2, 2011	N/A	April 1, 2011
Expire on	August 2, 2020	August 2, 2020	April 1, 2020

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

Non-cash compensation expense of $ 612,584 and $ 1,587,982 was recorded for employees and directors for the three and nine months ended March 31, 2011 and is included in the consolidated statements of operations for the period then ended. The expense is being recognized over the requisite service period using the accelerated method. Unrecorded compensation expense for these options was $ 989,562 as of March 31, 2011.

Employee and director non-cash compensation expense of $745,985 and $1,361,623 for the three and nine months ended March 31, 2010 was reflected in the consolidated statements of income for the periods then ended. Unrecognized compensation expense was $1,431,910 as of March 31, 2010 related to employee options.

Note 7 Loss (Income) per Share

Losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The reconciling items in the calculation of diluted earnings per share earnings per share are the dilutive effect of stock options, warrants and non-vested shares. The potential dilutive impact of non-vested shares is determined using either the treasury stock method or the two-class method, whichever leads to higher dilution. The dilutive impact of stock options and warrants is determined using the treasury stock method.

For the three and nine months ended March 31, 2011, the Company had 9,697,826 and 8,997,826 options and warrants outstanding that had an exercise price below the average stock price that would have resulted in 4,397,581 and 3,447,251 incremental dilutive shares respectively. The Company also had 208,334 non-vested shares of company stock that would have resulted in 148,039 and 95,934 incremental dilutive shares for the three and nine months ended March 31, 2011, respectively. There were no other potentially dilutive items at March 31, 2011. However, as a result of the net loss for the period, there is no dilutive effect.

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

Note 8 Segment Information

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

Segment information (in thousands) for the Company’s three operating segments is as follows:

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2011	2010	2011	2010
Revenues:
MPC	$410	$2,500	$2,208	$2,500
Nautilus	955	903	2,599	1,643
MPAL	3,502	4,234	9,345	22,089
Inter-segment revenue elimination - MPC	—	(2,500)	(1,125)	(2,500)

Total consolidated revenues	$4,867	$5,137	$13,027	$23,732

Operating (loss) income
MPC	$(1,120)	$188	$(6,458)	$(3,446)
Nautilus	112	120	(75)	131
MPAL	928	3,907	(1,203)	8,694

Total operating (loss) income	$(80)	$4,215	$(7,736)	$5,379

Net (loss) income before taxes
MPC	$(1,119)	$(1,700)	$(6,450)	$(6,236)
Nautilus	113	110	(73)	132
MPAL	1,117	4,234	(554)	10,069

Consolidated net (loss) income before taxes	$111	$2,644	$(7,077)	$3,965

	March 31, 2011	June 30, 2010
Assets:
MPC	$85,336	$90,345
Nautilus (1)	17,133	5,427
MPAL (1)	69,819	63,131
Intercompany eliminations	(78,231)	(68,197)

Total consolidated assets	$94,057	$90,706

(1)	Goodwill attributable to MPAL was $4,021 and $674 was attributable to Nautilus at March 31, 2011 and June 30, 2010.

Note 9 Exploration and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s and Nautilus’ properties. Components of these costs are as follows:

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
Exploration and Dry Hole Costs	2011	2010	2011	2010
MPAL - Australia	$—	$27,213	$380,321	$617,837
Popular Field	136,009	—	244,220	—
MPAL - United Kingdom	316,251	197,991	855,959	264,423

Total	$452,260	$225,204	$1,480,500	$882,260

Note 10 Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the nine months ended March 31, 2011 was as follows:

Balance at June 30, 2010	$(9,292,556)
Liabilities incurred	(50,414)
Accretion expense	(409,400)
Revisions to estimate	378,948
Exchange effect	(1,386,893)

Balance at March 31, 2011	$(10,760,316)

Note 11 Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The effective rate used in providing for income taxes on a current year-to-date basis for the nine months ended March 31, 2011 is 21.2% compared to 63% for the nine months ended March 31, 2010. For the current fiscal year, MPAL is expected to have taxable loss carryforwards that can be utilized in future years. We have recorded a valuation allowance against the U.S. and U.K. losses resulting from exploration activities due to the historical losses incurred in the U.S. and U.K. The primary reason for the high effective tax rate in the prior fiscal year is that MPAL had taxable net income while the U.K. losses resulting from exploration activities and MPC’s losses did not generate tax benefits.

Note 12 Investments

Marketable Securities

At March 31, 2011, MPC held the following marketable securities which are expected to be held until maturity:

	Par Value	Maturity Date	Carrying Amount	Fair Value
Short-term securities
U.S. Treasury Bills	$600,000	April-11	$599,282	$599,994
U.S. Treasury Bills	600,000	May-11	599,133	599,976
U.S. Treasury Bills	800,000	June-11	798,519	799,904

Total	$2,000,000		$1,996,933	$1,999,874

At June 30, 2010, MPC did not have any marketable securities.

Securities Available-for-Sale

The Company classifies securities that have a readily determinable fair value and are not bought and held principally for the purpose of selling them in the near term as securities available-for-sale. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in accumulated other comprehensive income until realized. The Company held the following securities classified as available for sale at March 31, 2011 and June 30, 2010:

March 31, 2011	Maturity Date	Fair Value
Equity securities	Not applicable	$330,919

June 30, 2010	Maturity Date	Fair Value
Equity securities	Not applicable	$192,417

Note 13 Fair Value Measurements

The Company’s items to which fair value measurements apply are securities available for sale. Securities available for sale are classified as Level 1 in the fair value hierarchy. These investments are traded in active markets and quoted prices are available for identical investments.

Cash balances were $13,526,551 as of March 31, 2011, and the remaining $6,725,305 was held in time deposit accounts in several Australian banks that have terms of 90 days or less, and are therefore classified as cash equivalents. The fair value of cash equivalents approximates carrying value due to the short term nature of those instruments.

Assets required to be measured at fair value on a nonrecurring basis include the Goodwill of Nautilus which we assessed for impairment as of October 1, 2010. The fair value was based on the estimated fair value of Nautilus’s enterprise value, which involved Level 2 and 3 inputs (see Note 1).

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010, by the level in which they are classified within the valuation hierarchy:

Description	Fair Value Measurements at March 31, 2011 using Quoted Prices in Active Markets for Identical Assets Level 1	Fair Value Measurements at June 30, 2010 using Quoted Prices in Active Markets for Identical Assets Level 1
Securities available for sale	$330,919	$192,417

Note 14 Nondepletable Assets

At March 31, 2011 and June 30, 2010, oil and gas properties include $7.9 million and $4.3 million, respectively, of capitalized costs that are currently not being depleted. Components of these costs are as follows:

Nondepletable capitalized costs	March 31, 2011	June 30, 2010
MPAL - Australia (1)	$415,108	$415,108
Poplar Field (2)	2,352,325	313,710
MPAL - United Kingdom (3)	5,177,550	3,576,518

Total	$7,944,983	$4,305,336

(1)	The Company evaluates these exploration permits and licenses annually or whenever events or changes in circumstances indicate that the carrying value, related to step up to fair value for the 44.87% remaining interest of MPAL acquired in 2006, may be impaired.
(2)	Capitalized exploratory well costs initiated in fiscal year 2010 pending discovery and production of reserves.
(3)	Capitalized exploratory well costs initiated in 2007, pending discovery and production of reserves. Production testing is expected to occur between late June and October 2011 on Markwells Wood-1.

Note 15 Debt

The Company’s long-term debt consists of the following:

March 31, 2011
Note Payable to bank in monthly installments of varying amounts plus interest, at 6.25% through June 25, 2014	$1,566,438

Less: Current Portion	$564,000

Long-term debt, excluding current portion	$1,002,438

The following is a summary of principal maturities of long-term debt:

Less than 1 year	$564,000
One to Three Years	$915,000
Three to Five Years	$87,438

Total	$1,566,438

Short Term Borrowing	$375,000

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

The variable rate of the note is based upon the Wall Street Journal Prime Rate (the index). The index was 3.250% at March 31, 2011, resulting in an interest rate of 6.25% per annum as of March 31, 2011. Under the note payable, Nautilus is subject to both financial and non-financial covenants. The financial covenant is to maintain a debt service coverage ratio, as defined, of 1.2 to 1.0, which is calculated based on Nautilus’ annual tax return. As of March 31, 2011, based upon the FY2010 tax return, Nautilus was in compliance with the financial covenant.

The Company also has a demand note payable with the same bank, classified as short term debt, which consists of advances under a $1,000,000 working capital line of credit. The total amount due on the line at March 31, 2011 was $375,000. The line bears interest at a variable rate which was 6.50% as of March 31, 2011. This revolving line of credit secures a letter of credit of $25,000 that is in favor of the Bureau of Land Management.

The note payable to bank, letter of credit and the demand note payable are the debt of Nautilus and are collateralized by first mortgages and assignment of production for the East Poplar and Northwest Poplar Fields and are guaranteed by Magellan Petroleum Corporation up to $6,000,000, not to exceed the amount of the principal owed.

The carrying amount of the Company’s long term debt approximates its fair value, because of the variable rate, which resets based on the market rates.

Note 16 Related Party Transactions

On August 5, 2010, Magellan executed a Purchase Agreement, an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its second PIPE with its largest stockholder, YEP, who’s Chairman and CEO, is Nikolay Bogachev, a director of the Company. The purchase agreement was amended in February 2011. The placement involves the issuance and sale of up to 5.2 million new Shares to YEP and/or one or more of its affiliates in return for $3.00 per new Share issued and sold (see Note 2). On February 11, 2011, the Company and YEP, executed an Investment Agreement to document the terms of additional financing to be provided by YEP to the Company in order to facilitate the closing of the Evans Shoal Transaction (see Note 3). On February 17, 2011, the Company and YEP executed an amendment to the Investment Agreement (“Amended Investment Agreement”) (see Note 2).

The Company leases its Denver office (the office of Nautilus) from an entity owned by J. Thomas Wilson, a director of the Company. The lease is month to month. The total paid to related parties under this arrangement for the nine months ended March 31, 2011 and 2010 was $54,000 and $34,000 respectively. Mr. Wilson is also a consultant for the Company. Consulting services of $172,000 charged by Mr. Wilson are included in the statement of operations for the nine months ended March 31, 2011.

J. Robinson West, Chairman of the Board of Directors is Chairman, Founder and CEO of PFC Energy (PFC), which has served as a consultant on various Australian projects. PFC has charged $342,000 for consulting services which expense is included in the statement of operations for the nine months ended March 31, 2011. At March 31, 2011, the Company’s accrued liabilities included $50,000 owed to PFC.

Nautilus Technical Group (NTG) has an interest in Nautilus. NTG is owned in part by J. Thomas Wilson, a director of the Company; Mr. Monty Hoffman, a consultant to Nautilus; and Mr. Wayne Kahmeyer, the controller of Nautilus.

Note 17 Commitments & Contingencies

Nautilus has a letter of credit in the amount of $25,000, collateralized by a Standby Trust Agreement, issued by a bank that is in favor of the Bureau of Land Management.

The Company has contingent payment obligations related to the Evans Shoal Agreement (see Note 3).

The following table is a schedule of commitments and contingencies in thousands as of March 31, 2011.

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$1,432	$455	$662	$192	$123
Purchase obligations (1, 2)	10,090	3,612	6,478	—	—
Asset retirement obligations	10,760	—	—	593	10,167
Time staged and contingent payments (3)	103,090	51,545	—	51,545	—
Credit facilities without interest	1,566	564	915	87	—

Total	$126,938	$56,176	$8,055	$52,417	$10,290

(1)	Represents firm commitments for exploration and capital expenditures. Firm Commitments increased $4.2 million from June 30, 2010. The increase is primarily due to the U.K. ($3.8 million) as a result of the progress with the drilling at Markwells Wood 1, for which production testing is expected to occur between late June and October 2011. The balance relates to the NT/82 Permit. Although the Company is committed to these expenditures, some of these costs may be farmed out to third parties.
(2)	Exploration contingent expenditures of $59,227,000 which are not legally binding have been excluded from the table above and based on exploration decisions would be due as follows: $0 (less than 1 year), $13,079,000 (1-3 years), $45,638,000 (3-5 years), $510,000 (greater than 5 years). This is up from June 30, 2010 by $36.9 million primarily due to the U.K. for the reasons stated above.
(3)	Relates to the Evans Shoal Agreement. As the Company progresses through the different stages of the Agreement, two additional contingent payments will be due of AUD$ 50,000,000 upon a favorable partner vote on any final investment decision to develop Evans Shoal, and a payment of AUD$50,000,000 upon first stabilized gas production from Evans Shoal. (Note 3). US $ amounts shown in table are estimated based upon the U.S./AUS. conversion rate on March 31, 2011 of 1.03091.

Note 18 Subsequent Events

The Company has evaluated subsequent events and noted no additional events that require recognition or disclosure at March 31, 2011.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As discussed in Note 4 to the Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we have restated one item in the Consolidated Statement of Cash Flows for the nine months ended March 31, 2010 that was presented in Item 1 of the Company’s Form 10-Q for the period then ended. All affected amounts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the restatement.

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

Among these risks and uncertainties are the ability of MPAL, with the assistance of the Company, to successfully and timely close the Evans Shoal Transaction on or before May 31, 2011 or negotiate an additional extention, including the receipt of requisite transaction approvals, the likelihood and timing of the receipt of proceeds from the YEP private placement transaction due to conditions stipulated in the Purchase Agreement, the ability of the Company to successfully develop a strategy for methanol development using resources from the Evans Shoal gas field, the extent of the recoverable gas reserves available to the Company from the Evans Shoal gas field upon completion of the Evans Shoal Transaction, pricing and production levels from the properties in which Magellan and MPAL have interests, the extent of the recoverable reserves at those properties, the profitable integration of acquired businesses, including Nautilus Poplar LLC, the outcome of the Montana drilling program, the future outcome of the negotiations for gas sales contracts for the remaining uncontracted reserves at both the Mereenie and Palm Valley gas fields in the Amadeus Basin, including the likelihood of success of other potential suppliers of gas to the current customers of Palm Valley production and the results of the U.K. drilling program. In addition, MPAL has a large number of exploration permits and faces the risk that any wells drilled may fail to encounter hydrocarbons in commercially recoverable quantities. Any forward-looking information provided in this report should be considered with these factors in mind. Magellan assumes no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

As discussed in the Company’s consolidated financial statements in the Form 10-K for the fiscal year ended June 30, 2010, goodwill is tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances. In the fourth quarter of 2011, the Company will perform its annual impairment review of goodwill. Because of uncertainty regarding the outcome of the closing of the Evans Shoal Transaction (see Item 1 – Note 3) and the risk that the Company could lose the cash deposits totaling (AUS) $25 million made towards the purchase price, it is possible that the book value of the Company’s Australian reporting unit (MPAL) will exceed its fair value, which may result in the Company recognizing a noncash impairment of goodwill in the fourth quarter of 2011 that could be material. The Company’s goodwill balance attributable to this reporting unit is $4,020,706 at March 31, 2011.

Executive Summary

Overview

Magellan Petroleum Corporation (the “Company” or “Magellan” or “MPC” or “we” or “us”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. Our most significant assets are a 100% equity ownership interest in Magellan Petroleum Australia Limited (“MPAL”) and an 85.7% interest in all zones surface to deep at the Poplar Dome fields, Roosevelt Co., Montana. MPAL also has signed the Evans Shoal Agreement to acquire the Evans Shoal Interest (See Item 1 – Financial Statements, Note 3). MPC and MPAL also hold various overrides, operating and working interest positions elsewhere in Australia, the United Kingdom, and in Canada. Magellan’s asset portfolio contains both long term and short term development opportunities. The larger projects will require significant capital expenditure.

Financial Results Discussion

Year on year comparisons still reflect the significant changes caused by the ending of the Mereenie Gas Sales Agreement in February 2010 and volume changes of oil and gas sold resulting from the sale of our Cooper Basin properties.

For the quarter ending March 31st, 2011, Magellan recorded a net loss of $84,275 on total revenue of $4.9 million compared to net income of $1.2 million on total revenue of $5.1 million in quarter ended March 31, 2010. The following items impacted this quarter’s earnings and cash flow:

•	Increase in oil sales of $1.2 million which was offset by a decrease in gas sales.

•	Salaries and benefits increased by $0.6 million primarily due to costs related to additional staff in the U.S.

•	Gain on sale of assets decreased by $5.2 million due to the sale of our Cooper Basin Assets that occurred in during the quarter ended March 31, 2010.

•	A decrease of $1.7 million in foreign exchange rate losses on cash accounts held in foreign currencies

•	Non-recurrence of the $1.9 million non-cash warrant expense incurred during the quarter ended March 31, 2010.

•	Decrease in income tax provision of $1.3 million due to a decrease in the effective tax rate from 63% in 2010 to 21% in the current year.

The earnings comparison reflects the phase-out of gas sales at the Company’s Mereenie field, and the costs of the broader development and acquisition strategy offset by higher oil prices for continuing and new oil production. Gas produced at the Mereenie field continues to cycle and be reinjected with oil sales ongoing. Gas sales at Palm Valley were down 27% compared to the prior year with the current gas sales agreement set to expire in January of 2012.

Very poor weather conditions this winter in Montana limited access to the Poplar Field and delayed production efficiency efforts in the quarter. This was temporary and weather conditions have improved.

Operational Results

Australia

Production volumes, net of royalties, were 0.172 BCF of gas and 13,084 Bbls of oil for the quarter ended March 31, 2011 or 65% less total gas production, which includes the lack of Mereenie gas sales in the current quarter and 4% more total oil production compared to the quarter ended March 31, 2010.

Mereenie: There were no natural gas sales at Mereenie this quarter due to the term end of the Mereenie Sales Agreement. Natural gas volumes are being reinjected and, while available, have no defined current market. Mereenie continues to produce above 500 barrels of oil per day gross and is showing some slight, positive effect from injected natural gas volumes. The average price of oil at Mereenie was A.$117.5/bbl for the quarterly period ended March 31, 2011 compared to $86.18 / bbl for the quarter ended March 31, 2010.

Palm Valley: Palm Valley continues gas flow reliably into the Alice Springs, Northern Territory market. The Palm Valley sales contract expires in January 2012 with continued interest from industrial buyers. Efforts are underway to obtain a new sales contract.

Following the termination of the Mereenie Gas Sales Agreement last year, and in anticipation of the end of the Palm Valley Gas Sales Agreement, a large component of the Company’s natural gas deliverability remains available but unsold. On its own, and in conjunction with the Mereenie Operator, the Company is in the midst of natural gas sales negotiation and project feasibility work being undertaken to sell these available volumes in the short-term.

The Mereenie Owners are in negotiations to secure new gas supply agreements with large mining companies that are actively considering expansions in the Northern Territory. This is a competitive process with other suppliers in the area.

Magellan has begun feasibility work with Mustang Engineering, subsidiary of Wood Group, to determine economic viability of their “small scale” Liquefied Natural Gas (LNG) technology at the port of Darwin, Northern Territory. If Mustang’s work is successful, as early screening suggests, we will then evaluate a portfolio of assets with excess deliverability in the area as feed volumes in consultation with respective Operators, including volumes at Mereenie, Palm Valley, Dingo, new shale gas play owners, and offshore Bonaparte producers.

NT Gas, operator of the Amadeus Gas Pipeline, has proposed a new open-access arrangement to the Australian Energy Regulator for natural gas transportation including from the Amadeus Basin to all points on their system, including Darwin, for the five years commencing July 2011. The transportation tariff expected to be approved by the Regulator in July will be substantially lower that the current tariff.

Evans Shoal (NT/P48): Due to field partner activity, the terms of our entry into the Evans Shoal license remain under discussion as we continue to work in earnest. Meetings over the next two weeks will add clarity toward final solutions. Magellan, YEP, and Santos remain committed to closing the transaction. We intend to provide updates as material milestones have been achieved.

NT/P82: Exploration permit NT/P82 (Magellan 100% interest) lies to the south and southeast of the Evans Shoal gas field within the Bonaparte Basin. Reprocessing of approximately 3185 km of existing seismic data has commenced which will fulfill the committed work program under the permit during the first year of the term.

Montana

MPC’s Poplar Fields oil production was 16,879 bbls net to Magellan at an average price of $81.24/bbl for the quarter ended March 31, 2011 or 19% less total oil production compared to the quarter ended March 31, 2010. This production decrease as discussed above was temporary and due to harsh winter weather conditions in Montana which have ended.

Poplar Fields: Magellan owns an 85.7% average working interest in the East Poplar Unit and Northwest Poplar Fields.

Winter conditions there were among the worst on record during the period. Our team was able to continue operations but was unable to complete well workovers. Weather conditions have improved.

The Company will, subject to Board review and approval, begin a springtime program to undertake seven recompletions along with the completion of the EPU119 well drilled last fall into the Charles formation.

Magellan also plans to drill one shallow natural gas well to evaluate significant reservoir pressure differentials seen in the shallow gas horizon during the drilling of the EPU119 well. This gas reservoir produced during the early phases of field development in the 1950s but was later shut-in as uneconomic. Today, there is a natural gas pipeline four miles to our north and viable down and upstream markets.

A second drilling program, including up to three new infill wells in the Charles Formation, will be considered in July for late summer drilling and will be based upon the results from the recompletion program with the objective of increased production and better cash generation amid high oil price netbacks.

Given the complexity of the Poplar reservoir, the Company has completed the first steps of a reservoir engineering study for the Charles formation. Further work is being conducted to manage / monitor water influx, determine new high potential drilling sites, and to determine the merit of an infill program. We believe this work is a prudent step to manage reservoir risk and well performance downside.

Additional test on miscibility and fit for tertiary CO2 flooding is also ongoing. Work to-date has allowed modeling of possible water drive sources in relation to historical areas of high initial well production. The Company has applied for $11.5 million of CO2 sequestration funds available from the US Department of Energy. Results of that application should be received this summer.

The EPU119 well Bakken and Three Forks cores yielded encouraging results. We remain in discussions with third parties, but have not yet achieved what the Company considers acceptable value. Discussions with a number of parties continue and we are receiving new approaches from interested partners.

United Kingdom

In the Weald Basin of Southern England, the Company (40% interest) participated in the Markwells Wood-1 exploration well in PEDL 126. The Markwells Wood-1 well targeted a prospect interpreted to be the eastward extension of the Horndean oil field which is currently producing from the Great Oolite Formation. Assessment of the logs confirmed that the entire Great Oolite reservoir sequence in Markwells Wood-1 is oil-bearing above the Horndean field oil-water contact of 1355 m (4446 ft) sub-sea level (TVD SS).

Core analysis has been integrated with the well petrophysical evaluation and image logs to enable the operator, Northern Petroleum, to finalize the design of a production test program. Testing to establish pressures and flow rates in the existing wellbore will take place once the required services and equipment have been contracted. Analysis of the test results will enable the determination of the oil reserve potential and will be the basis for production planning. Production testing is expected to occur between late June and October 2011 on Markwells Wood-1.

The Company also holds a 50% interest in PEDLs 231, 232, 234 and 243, totalling 240,000 gross acres, in the central Weald Basin area which are operated by Celtique Energie. A potential major shale gas and shale oil unconventional resource and several material-size conventional gas prospects have been identified in this acreage in the depocentre of the basin. The joint venture will acquire approximately 180 km of 2D seismic data in the central Weald Basin during the 2nd and 3rd quarters this calendar year to better define drilling prospects

Critical Accounting Policies

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended June 30, 2010, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies and significant estimates since June 30, 2010.

Consolidated Liquidity and Capital Resources

When considering our liquidity and capital resources, we consider cash and cash equivalents and marketable securities together since all of these amounts are available to fund operating, exploration and development activities. At March 31, 2011, the Company on a consolidated basis had approximately $20.3 million of cash and cash equivalents and $2.0 million in marketable securities. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. Cash balances were $13.6 million as of March 31, 2011 and the remaining $6.7 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less.

Consolidated

The balance of cash and cash equivalents and marketable securities decreased $11.3 million during the nine months ended March 31, 2011 compared to a $1.9 million increase in those balances during the nine months ended March 31, 2010.

The factors favorably impacting our liquidity and capital resources during the nine months ended March 31, 2011 include:

•	effect of exchange rate changes on cash and cash equivalents of $3.4 million

Factors contributing to a decrease in our liquidity and capital resources during the nine months ended March 31, 2011 included:

•	$10.0 million escrow account deposit towards the Evans Shoal Purchase Price;

•	$ 4.6 million expended for property & equipment and exploration activities; and

•	$ 2.5 million expended for operating activities.

Cash provided by operating activities for the nine months ended March 31, 2011 decreased $8.2 million from the nine months ended March 31, 2010 as discussed below:

Cash from revenues decreased approximately $13.5 million from the prior year nine month period.

Australian oil and gas sales volume decreased resulting from the sale of our Cooper Basin and Nockatunga assets, natural oil field declines of Mereenie and reduced sales due to the Blacktip Field coming online leading to the end of Mereenie MSA 4 contract in February 2010. This was offset by the receipts generated from Power and Water Corporation (“PWC”) contract settlement and the 9.4% increase increase in the average foreign exchange rate, as well as a 7.4% oil price increase over the prior year at Poplar Field.

Operating cash outflows decreased approximately $5.1 million from the prior year nine month period primarily due to the following:

•	$1.7 million decrease in our accounts payable pay down;

•

net $0.2 million decrease in production costs which was due to the cost reduction effort at Mereenie; pipeline repairs at Mereenie in the prior year and the sale of our Cooper Basin and Nockatunga assets which lowered production ($0.7 million) offset by a $1.0 million increase due to the acquisition of Nautilus; and

•	$5.5 million decrease in taxes paid due to the expectation that MPAL will have a smaller tax liability for the current year.

Offset by,

•	$0.7 million increase in salaries and benefits due to the severance payment made to a former officer and the year over year costs associated with the U.S. acquisition of Nautilus in October 2009;

•	$0.3 million increase in accounting and legal expense due to the Evans Shoal Transaction and Montana projects;

•	$0.7 million increase in legal and consulting expense due to the Evans Shoal Transaction and Montana projects; and

•	$0.6 million increase in exploration costs.

The Company invested $4.6 million and $2.2 million in oil and gas exploration activities, which includes additions to property and equipment, during the nine months ended March 31, 2011 and 2010, respectively.

Effect of exchange rate changes

The value of the Australian dollar relative to the U.S. dollar increased 20% to $1.0309 at March 31, 2011, compared to a value of $0.8567 at June 30, 2010.

As to MPC

At March 31, 2011, MPC, on an unconsolidated basis, had working capital of $5.3 million. Working capital is comprised of current assets less current liabilities. MPC’s current cash position and any future MPAL dividends will be adequate to meet MPC’s current obligations for the 2011 fiscal year, other than those obligations related to the Evans Shoal Agreement.

On August 5, 2010, the Company executed a Purchase Agreement, an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its second PIPE with its largest stockholder, YEP. Mr. Nikolay Bogachev, a director of the Company since July 2009, is the President and CEO of YEP as well as an equity owner of YEP. Currently, Mr. Bogachev and YEP collectively own approximately 24% of the shares outstanding of the Company’s Common Stock (“Shares”), calculated as if the warrants to purchase shares of such stock currently held by YEP were fully exercised.

The Purchase Agreement involves the issuance and sale of up to 5.2 million new Shares to YEP and/or one or more of its affiliates in return for (USD) $3.00 per new share issued and sold (“Investment Transaction”). The Company currently expects that one or more closings under the Purchase Agreement will take place through May 31, 2011, with the proceeds to be used by the Company to close the Evans Shoal Transaction.

On February 11, 2011 and February 17, 2011, the Company and YEP executed a First Amendment and Second Amendment, respectively, to the Purchase Agreement. The First Amendment and Second Amendment to the Purchase Agreement provide for a final closing of the Investment Transaction on or before June 15, 2011 in the absence of the closing of the Evans Shoal Transaction if the Company is unable to recover a (AUS) $10 million deposit towards the purchase price of the Evans Shoal Interest and certain other conditions are satisfied (“Required Closing”) (see Item 5). Except as otherwise provided by the Required Closing provision, the First Amendment also permits the Company or YEP to terminate the Purchase Agreement, under certain conditions, if a closing of the Evans Shoal Transaction does not occur by May 31, 2011 (see Item 5).

If all Shares are sold to YEP pursuant to the Purchase Agreement, as amended, the ownership position of YEP and its affiliates in the Company will consist of approximately 14.5 million Shares and 4.4 million Shares under YEP’s existing warrant, or approximately 30.4% of the outstanding Shares, assuming the full exercise of such warrant.

Investment Agreement and Related Amendment. On February 11, 2011, the Company and YEP, executed an Investment Agreement to document the terms of additional financing to be provided by YEP to the Company in order to facilitate the closing of the Evans Shoal Transaction. On February 17, 2011, the Company and YEP executed an amendment to the Investment Agreement in the form of a side letter (“Side Letter”).

Under the Investment Agreement, YEP shall provide funding to the Company required for the completion of the Evans Shoal Transaction in the amount of approximately (AUS)$85.45 million, which shall include the proceeds of the (U.S.)$15.6 million provided by the Investment Transaction, and of which (AUS)$10 million will be paid to the Company in reimbursement of the additional deposit made towards the purchase price of the Evans Shoal Interest, plus 50% (up to a cap of $3.5 million of all out-of-pocket costs and expenses incurred by the Company, MPAL and YEP associated with the Evans Shoal Transaction (see Item 5).

The Investment Agreement also outlines: (i) the Plan which structures the direct or indirect participation of the Company and YEP in the Evans Shoal Interest; (ii) the basis on which post-completion payments required to be made by MPAL to Santos under the March 25, 2010 Asset Sales Deed between MPAL and Santos, as amended by the Deed executed by the those parties on January 31, 2011 will be funded by the Company and YEP; and (iii) the Company and YEP’s obligations to implement and fund the development of the Evans Shoal Interest (“Project”) (see Item 5).

As to MPAL

At March 31, 2011, MPAL had working capital of $18.6 million and has budgeted approximately (AUS) $3.9 million for specific exploration projects in fiscal year 2011 as compared to the (AUS) $2.7 million expended during the nine months ended March 31, 2010. Despite no SEC defined proved reserves, MPAL’s future revenues in the long-term are expected to be derived from the sale of oil and gas in Australia. MPAL’s current contract for the sale of Palm Valley gas will expire during fiscal year 2012. The price of gas under the Palm Valley gas contract is adjusted quarterly to reflect changes in the Australian Consumer Price Index. Future oil revenues will be impacted by any volatility in the world price for crude oil. MPAL will strive to optimize operating expenses with any reductions in revenues.

Under the Evans Shoal Agreement, MPAL is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million (“Purchase Price”) for its interest in the undeveloped Evans Shoal gas field consisting of: (i) a 40% participating interest in the Evans Shoal Joint Operating Agreement and (ii) a 40% legal and beneficial ownership interest in the Evans Shoal Title (as defined in the Evans Shoal Agreement). MPAL is also obligated to pay additional contingent payments to Santos of (AUS) $50 million upon a favorable partner vote on a any final investment decision to develop Evans Shoal and (AUS) $50 million upon first stabilized gas production from Evans Shoal. Consistent with the terms of the Evans Shoal Agreement, MPAL made the initial cash deposit of (AUS) $15 million towards the Purchase Price (“Initial Deposit”) in March 2010. While the Evans Shoal Agreement, in its original form, provided for limited circumstances under which MPAL is entitled to reimbursement of the Initial Deposit, the original Evans Shoal Agreement also provided that if MPAL is unable to pay the Purchase Price on the closing date of the Evans Shoal Transaction, MPAL shall forfeit the Initial Deposit. The Evans Shoal Agreement provides that, if MPAL is unable to pay the Purchase Price, when due, and MPAL does not have its own right to terminate the Evans Shoal Agreement in accordance with its terms, then Santos may terminate the Evans Shoal Agreement and decline to proceed with the Evans Shoal Transaction. Under the Evans Shoal Agreement, MPAL’s purchase of Evans Shoal is subject to the satisfaction of certain conditions including receipt of consent to the transfer from the other three existing owners of Evans Shoal and applicable government approvals.

On December 23, 2010, MPAL and Santos entered into an Extension Deed to extend the closing date of the Evans Shoal Transaction from December 25, 2010 through to January 31, 2011. On January 31, 2011, MPAL and Santos executed a Deed to further amend the Evans Shoal Agreement. The Deed extends the closing date of the Evans Shoal Transaction through to May 31, 2011 in exchange for (1) MPAL’s release to Santos of the Initial Deposit and (2) the Additional Deposit.

Pursuant to the Deed, the Initial Deposit was released to Santos on February 7, 2011 and, on February 14, 2011; MPAL deposited the Additional Deposit into an escrow account consistent with the terms of the Evans Shoal Agreement, as amended by the Deed. While the Deed requires that the payment of the Additional Deposit be made in accordance with the terms of the Evans Shoal Agreement which provides certain defined circumstances under which MPAL is entitled to reimbursement of the Additional Deposit, the Deed re-classifies the Initial Deposit as non-refundable. Accordingly, MPAL shall forfeit the Initial Deposit if the Evans Shoal Transaction does not close. With respect to the Additional Deposit, MPAL is entitled to reimbursement of that amount if: (i) MPAL terminates the Evans Shoal Agreement because one or more conditions precedent have not been satisfied, provided that MPAL has utilized reasonable endeavors (as defined in the Evans Shoal Agreement) to help ensure the satisfaction of such conditions; (ii) MPAL terminates the Evans Shoal Agreement because one or more conditions to completion have not been satisfied and MPAL has, but Santos has failed to, utilize reasonable endeavors (as defined in the Evans Shoal Agreement) to help ensure satisfaction of such conditions; (iii) MPAL or Santos terminates the Evans Shoal Agreement for breach of a Seller Warranty consistent with the terms of the Evans Shoal Agreement); (iv) MPAL terminates the Evans Shoal Agreement because Santos fails to comply with certain obligations to be performed at closing; (v) MPAL terminates the Evans Shoal Agreement due to the insolvency of Santos; or (v) on or before April 30, 2011, MPAL notifies Santos, in writing, and Santos acting reasonably and in good faith agrees that MPAL has sufficient committed and available funds to pay the balance of the Purchase Price (AUS $75 million, or $100 million less the $15 million Initial Deposit and $10 million Additional Deposit) at closing and can satisfy the financial capability test under the Evans Shoal Joint Operating Agreement and the remaining co-owners of the Evans Shoal gas field have not consented to the transfer of the Evans Shoal Interest to MPAL by the closing date for the Evans Shoal Transaction. Subject to the ability of Santos and MPAL to secure consents to the transfer of the Evans Shoal Interest from Santos to MPAL and requisite government approvals, the closing and completion of the Evans Shoal Transaction is expected to occur on or about May 31, 2011.

As to Nautilus

At March 31, 2011, Nautilus had a working capital deficit of $0.3 million. Working capital is comprised of current assets less current liabilities.

At March 31, 2011, Nautilus has debt comprising a note payable of $1.6 million and short term borrowings of $0.4 million on a line of credit (LOC), both issued by the same bank.

In January 2011, Nautilus amended its existing long term debt agreement with the bank. Proceeds from increased debt will be used to finance capital activities.

The variable rate of the note is based upon the Wall Street Journal Prime Rate (the index). The index was 3.250% at March 31, 2011, resulting in an interest rate of 6.25% per annum as of March 31, 2011. Under the note payable, Nautilus is subject to both financial and non-financial covenants. The financial covenant requires that Nautilus maintain a debt service coverage ratio, as defined, of 1.2 to 1.0, which is calculated based on Nautilus’ annual tax return. As of March 31, 2011, based upon the FY2010 tax return, Nautilus was in compliance with the financial covenant.

The Company’s demand note payable with the same bank, classified as short term debt, which consists of advances under a $1,000,000 working capital line of credit. The total amount due on the line at March 31, 2011 was $375,000. The line bears interest at a variable rate which was 6.50% as of March 31, 2011. This revolving line of credit secures a letter of credit of $25,000 that is in favor of the Bureau of Land Management.

In January 2011, Nautilus amended its existing long term debt agreement with a bank. The principal amount of the indebtedness was increased to $1,710,438 from $441,220 and its new term runs through 2014. Proceeds from increased debt will be used to finance capital activities.

The Company will, subject to Board review and approval, begin a springtime program to undertake seven recompletions along with the completion of the EPU119 well drilled last fall into the Charles formation. Magellan also plans to drill one shallow natural gas well to evaluate significant reservoir pressure differentials seen in the shallow gas horizon during the drilling of the EPU119 well.

A second drilling program, including up to three new infill wells in the Charles Formation, will be considered in July for late summer drilling and will be based upon the results from the recompletion program with the objective of increased production and better cash generation amid high oil price netbacks.

Given the complexity of the Poplar reservoir, the Company has completed the first steps of a reservoir engineering study for the Charles formation. Further work is being conducted to manage and monitor water influx, determine new high potential drilling sites, and to determine the merit of an infill program. We believe this work is a prudent step to manage reservoir risk and well performance downside.

Additional test on miscibility and fit for tertiary CO2 flooding is also ongoing. Work to-date has allowed modeling of possible water drive sources in relation to historical areas of high initial well production. The Company has applied for $11.5 million of CO2 sequestration funds available from the US Department of Energy. Results of that application should be received this summer.

The EPU119 well Bakken and Three Forks cores yielded encouraging results. We remain in discussions with third parties, but have not yet achieved what the Company considers acceptable value. Discussions with a number of parties continue and we are receiving new approaches from interested partners.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. Nautilus has a letter of credit of $25,000, issued by a bank, in favor of the Bureau of Land Management to cover possible future environmental issues.

CONTRACTUAL OBLIGATIONS

The following is a summary of our consolidated contractual obligations at March 31, 2011, in thousands:

	PAYMENTS DUE BY PERIOD
	TOTAL	Less Than One Year	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$1,432	$455	$662	$192	$123
Purchase obligations (1, 2)	10,090	3,612	6,478	—	—
Asset retirement obligations-undiscounted	30,823	—	316	386	30,121
Time staged and contingent payments (3)	103,090	51,545	—	51,545	—
Credit facilities including interest (4)	1,778	666	1,024	88	—

Total	$147,213	$56,278	$8,480	$52,211	$30,244

(1)	Represents firm commitments for exploration and capital expenditures. Firm Commitments increased $4.2 million from June 30, 2010. The increase is primarily due to the U.K. ($3.8 million) as a result of the progress with the drilling at Markwells Wood 1, for which production testing is expected to occur between late June and October of 2011. The balance relates to the NT/82 Permit. Although the Company is committed to these expenditures, some of these costs may be farmed out to third parties.
(2)	Exploration contingent expenditures of $59,227,000, which are not legally binding, have been excluded from the table above and, based on exploration decisions, would be due as follows: $0 (less than 1 year), $13,079,000 (1-3 years), $45,638,000 (3-5 years), $510,000 (greater than 5 years). These expenditures were up from June 30, 2010 by $36.9 million primarily due to the U.K. for the reasons stated above.
(3)	Relates to the Evans Shoal Agreement. As the Company progresses through the different stages of the Agreement, two additional contingent payments will be due of (AUD)$50,000,000 upon a favorable partner vote on any final investment decision to develop Evans Shoal, and a payment of (AUD)$50,000,000 upon first stabilized gas production from Evans Shoal (Note 3). US $ amounts shown in table estimated based upon the U.S./AUS.conversion rate on March 31, 2011 of 1.03091.
(4)	Includes interest on the Nautilus debt at a 6.5% interest rate based on the rate at March 31, 2011.

THREE MONTHS ENDED March 31, 2011 vs. March 31, 2010

REVENUES AND OTHER INCOME

Significant changes in revenues and other income were as follows:

	THREE MONTHS ENDED March 31,
	2011	2010	$ Variance	% Variance
Oil sales	$3,135,298	$1,947,505	$1,187,793	61%
Gas sales	460,787	2,024,487	(1,563,700)	(77)%
Other production related revenues	1,270,595	1,164,953	105,642	9%
Investment income	190,983	327,187	(136,204)	(42)%

OIL SALES INCREASED by 61% for the three months ended March 31, 2011, relative to the same period in 2010. In Australia, the 11.2% increase in the average exchange rate discussed below, increased production at the Mereenie field due to re-injecting uncontracted Mereenie gas and a 36% increase in the price per barrel was slightly offset by the sale of the Nockatunga Assets in the prior year. In the U.S., the average price per barrel was up 15% offset by a 19% decrease in volume. This temporary decrease in U.S. volume was due to very poor weather conditions this winter in Montana limiting access to the Poplar Field and delaying production efficiency efforts in the quarter. The same weather caused interruptions to the transportation of oil sales.

Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

	THREE MONTHS ENDED March 31,
	2011 SALES		2010 Sales
		AVERAGE PRICE		AVERAGE PRICE	% Variance	% Variance
	BBLS	A. $ PER BBL	BBLS	A. $ PER BBL	BBLS	A. $ PER BBL
Australia (in AUD):
Mereenie field	13,084	$117.48	12,553	$86.18	4%	36%
Nockatunga	—	—	1,135	70.54	*	*

Total	13,084	$117.48	13,688	$84.86	*	*

	BBLS	AVERAGE PRICE U.S. $ PER BBL	BBLS	AVERAGE PRICE U.S. $ PER BBL	% Variance BBLS	% Variance U.S. PER BBL
United States (in USD)
Poplar Fields	16,879	$81.24	20,770	70.77	(19)%	15%

*	Calculation not meaningful

GAS SALES DECREASED due to the end of Mereenie MSA4 contract in February 2010 ($1,856,000) and the natural field declines at Palm Valley offset by the 11.2% increase in the average exchange rate discussed below and the 1% increase in the average price per MCF received under the Palm Valley contract.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	THREE MONTHS ENDED March 31,
	2011 Sales		2010 Sales
	BCF	AVERAGE PRICE A. $ PER MCF	BCF	AVERAGE PRICE A. $ PER MCF	% Variance BCF	% Variance A. $ PER MCF
Australia: Palm Valley	0.172	2.28	0.236	2.26	(27)%	1%
Australia: Mereenie	—	—	0.242	6.58	*	*

Total	0.172	2.28	0.478	4.41	*	*

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues, which increased due to the 11.2% increase in the average foreign exchange rate discussed below.

INVESTMENT INCOME DECREASED primarily as a result of a realized gain on the sale of available-for-sale securities in the three months ended March 31, 2010 that did not occur in the current period.

OPERATING AND OTHER EXPENSES

Significant changes in operating and other expenses are as follows:

	THREE MONTHS ENDED March 31,
	2011	2010	$ Variance	% Variance
Production costs	$2,054,567	$1,823,303	$231,264	13%
Exploration and dry hole costs	452,260	225,204	227,056	101%
Salaries and employee benefits	1,903,533	1,281,819	621,714	49%
Depletion, depreciation and amortization	34,863	704,428	(669,565)	(95)%
Auditing, accounting and legal services	718,588	387,260	331,328	86%
Other administrative expenses	(36,655)	1,953,959	(1,990,614)	(102)%
Foreign transaction (gain) loss	(1,210,197)	447,027	(1,657,224)	(371)%
Gain on sale of assets	(490,883)	(5,693,784)	5,202,901	(91)%
Impairment Loss	122,862	—	122,862	*
Warrant expense	—	1,897,753	(1,897,753)	*
Income tax (benefit) provision	178,042	1,463,723	(1,285,681)	(88)%

*	Calculation not meaningful

PRODUCTION COSTS INCREASED slightly due to the 11.2% increase in the average foreign exchange rate discussed below and productions costs associated with the U.S. assets ($87,000) acquired in October 2009 and March 2010.

EXPLORATION AND DRY HOLE COSTS INCREASED. At MPAL, an increase of $144,000 was due to costs in the U.K and the 11.2% increase in the average foreign exchange rate discussed below. In the U.S., the increased costs are associated with the U.S. assets acquired in October 2009 ($136,000).

SALARIES AND EMPLOYEE BENEFITS INCREASED primarily due to costs related to additional U.S. personnel and the 11.2% increase in the average foreign exchange rate discussed below.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED primarily because MPAL’s Australia oil and gas assets were fully depleted as of September 30, 2010, resulting in zero depletion for MPAL activity in the current three month period.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED mostly due to increased costs relating to the Evans Shoal Transaction and the 11.2% increase in the average foreign exchange rate discussed below.

OTHER ADMINISTRATIVE EXPENSES DECREASED primarily due to a decrease in finance related consulting expenses for three months ended March 31, 2011 relative to the finance related consulting expenses for the three months ended March 31, 2010.

FOREIGN TRANSACTION (GAIN) LOSS account represents transactions gains and losses that result from the translation of cash accounts held in foreign currencies.

GAIN ON SALE OF ASSETS reflects primarily the proceeds received from the sale of Cooper Basin assets which occurred in fiscal 2010. For more information on these sales, please refer to our Form 10-K for the annual period ended June 30, 2010. As part of the sales process, several of the related permits were not transferred until the current fiscal year.

IMPAIRMENT LOSS relates to two remaining permits of the Cooper Basin asset sale discussed above, pending transfer for which the sales proceeds have already been received.

WARRANT EXPENSE in the prior year relates entirely to the recording of the fair market value of certain warrants as discussed in our Form 10-K for the annual period ended June 30, 2010. The terms of the warrants were revised such that they are no longer carried at fair value.

INCOME TAX PROVISION DECREASED due primarily as a result of pre-tax book losses in the current quarter compared to pre-tax book income in the same period last year as well as changes in the estimated annual effective tax rates for each year (see Note 11 to the Financial Statements for a discussion of effective tax rates). The decrease in the estimated annual effective tax rate for the current fiscal year required a provision to be recorded in the current quarter. A decrease in the effective tax rate for the prior fiscal year created a negative adjustment to the provision in the prior year quarter. Changes in effective tax rates result from revisions to estimated profit and loss projections and are affected by the relationship of those changes to permanent non-taxable items.

EXCHANGE EFFECT - the value of the Australian dollar relative to the U.S. dollar increased to 1.0309 at March 31, 2011 compared to a value of 1.0161 at December 31, 2010. This resulted in a $2,674,882 credit to the foreign currency translation adjustments account for the three months ended March 31, 2011. The average exchange rate used to translate MPAL’s operations in Australia was 1.005 for the quarter ended March 31, 2011, which was an 11.2% increase compared to the .9039 rate for the quarter ended March 31, 2010.

NINE MONTHS ENDED March 31, 2011 VS. March 31, 2010

REVENUES AND OTHER INCOME

Significant changes in revenues were as follows:

	NINE MONTHS ENDED March 31,
	2011	2010	$ Variance	% Variance
Oil sales	$8,062,157	$7,890,129	$172,028	2%
Gas sales	1,328,467	12,985,167	(11,656,700)	(90)%
Other production related revenues	3,636,242	2,856,704	779,538	27%
Investment income	658,794	2,862,118	(2,203,324)	(77)%

OIL SALES INCREASED – In the U.S., oil sales increased $2,024,000 due to the year over year effect of the sales related to the Poplar Field assets acquired in October 2009 and March 2010 and a 7.4% increase in the price per barrel in the United States. In Australia, sales decreased due to the sale of the Cooper Basin and Nockatunga Assets ($2,305,000) in fiscal 2010, increased sales in the prior year resulting from de-oiling the Mereenie pipeline as well as natural field declines at Mereenie, offset by the 9.4% increase in the average exchange rate discussed below and a 12.1% increase in the price per barrel at Mereenie.

	NINE MONTHS ENDED March 31,
	2011 SALES		2010 SALES
	BBLS	AVERAGE PRICE A. $ PER BBL (1)	BBLS	AVERAGE PRICE A. $ PER BBL (1)	%Variance BBLS	% Variance A. $ PER BBL
Australia (in AUD):
Mereenie field	40,971	$95.49	55,678	$85.21	(26.4)%	12.1%
Cooper Basin	—	—	1,086	83.62	*	*
Nockatunga project	—	—	27,962	73.92	*	*

Total Australia	40,971	$95.49	84,726	$81.49	*	*

		AVERAGE PRICE U.S. $ PER BBL		AVERAGE PRICE U.S. $ PER BBL
United States (in USD)
Poplar Fields	50,078	$73.52	30,750	$68.45	62.9%	7.4%

*	Calculation not meaningful

GAS SALES DECREASED due to the end of Mereenie MSA4 contract in February 2010 ($14,200,000) and the natural field declines at Palm Valley offset by the 9.4% increase in the average exchange rate discussed below and the 1% increase in the average price per MCF in the Palm Valley contract.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

	NINE MONTHS ENDED March 31,
	2011 SALES		2010 SALES
	BCF	AVERAGE PRICE AUD$ PER MCF	BBLS	AVERAGE PRICE A. $ PER BBL (1)	%Variance BBLS		% Variance A. $ PER BBL
Australia: Palm Valley	0.536	2.28	0.768	2.25	(30)%		1%
Australia: Mereenie	—	—	1.938	$6.53	*	%	*

Total	0.536	2.28	2.706	$5.28	*	%	*	%

OTHER PRODUCTION RELATED REVENUES are primarily MPAL’s share of gas pipeline tariff revenues. Revenues increased as tariff revenue is now based upon all BlackTip sales, where as last year it was based only upon Mereenie gas sales and the 9.4% increase in the average foreign exchange rate discussed below.

INVESTMENT INCOME DECREASED primarily as a result of a $2,065,000 realized gain on the sale of available-for-sale securities in the nine months ended March 31, 2010.

OPERATING AND OTHER EXPENSES

Significant changes in costs and expenses are as follows:

	NINE MONTHS ENDED March 31,
	2011	2010	$ Variance	% Variance
Production costs	$6,414,270	$7,243,205	$(828,935)	(11)%
Exploration and dry hole costs	1,480,500	882,260	598,240	68%
Salaries and employee benefits	4,377,945	4,032,120	345,825	9%
Depletion, depreciation and amortization	1,284,933	3,351,564	(2,066,631)	(62)%
Auditing, accounting and legal services	1,477,366	1,164,334	313,032	27%
Gain on sale of assets	(954,060)	(6,828,059)	5,873,999	(86)%
Impairment Loss	122,862	1,604,417	(1,481,555)	(92)%
Other administrative expenses	5,090,573	4,149,338	941,235	23%
Foreign transaction (gain) loss	605,523	1,827,018	(1,221,495)	(67)%
Warrant expense	—	4,276,472	(4,276,472)	*
Income tax (benefit) provision	(1,501,611)	2,485,529	(3,987,140)	(160)%

*	Calculation not meaningful

PRODUCTION COSTS DECREASED due to the result of cost reductions efforts (Mereenie & Palm Valley) including a new transportation contract at Mereenie ($1,431,000) and the elimination of prior year pipeline repair costs at Mereenie, and the elimination of production costs related to the Cooper Basin Assets sold in fiscal year 2010 ($743,000) offset by the year over year effect of productions costs associated with the U.S. assets acquired in October 2009 and March 2010 ($1,022,000) and the 9.4% increase in the average foreign exchange rate discussed below.

EXPLORATION AND DRY HOLE COSTS INCREASED. At MPAL, an increase of $354,000 was due to costs in the U.K. and the 9.4% increase in the average foreign exchange rate discussed below. In the U.S., the $244,000 increase is associated with the U.S. assets acquired in October 2009 and March 2010.

SALARIES AND EMPLOYEE BENEFITS INCREASED due to current year severance payments in the U.S. ($552,000), the year over year costs associated with the U.S. acquisition in October 2009 ($168,000), non-cash employee stock based compensation ($400,000) and the 9.4% increase in the average foreign exchange rate discussed below, offset by payment of employee termination costs in Australia in the prior year ($993,000).

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED primarily because MPAL’s Australia oil and gas assets were fully depleted as of September 30, 2010, resulting in zero depletion for MPAL activity in the current year, offset by the costs associated with the U.S. assets acquired in October 2009 and March 2010 not present in the first three months of the nine months ended March 31, 2010.

AUDITING, ACCOUNTING AND LEGAL COSTS INCREASED primarily due to costs associated with the Evans Shoal Transaction.

GAIN ON SALE OF ASSETS is mostly due to the sale of non-core assets that occurred primarily in the last fiscal year. For more information on these sales please refer to our Form 10-K for the period ended June 30, 2010.

IMPAIRMENT LOSS relates to MPALs loss on Udacha assets in the prior fiscal year and two remaining permits of the asset sale discussed above, pending transfer for which the sales proceeds have already been received in the current fiscal year.

OTHER ADMINISTRATIVE EXPENSES INCREASED primarily due increased consulting expenses and non employee option compensation.

FOREIGN TRANSACTION (GAIN) LOSS account represents transaction gains and losses that result from the translation of cash accounts held in foreign currencies.

WARRANT EXPENSE in prior year relates entirely to the recording of the fair market value of certain warrants as discussed in our Form 10-K for the period ended June 30, 2010. The terms of the warrants were revised such that they are no longer carried at fair value.

THE INCOME TAX PROVISION DECREASED due primarily to a decrease in income before income taxes compared to the same period last year and a decrease in effective tax rate. The effective rate used in providing for income taxes on a current year-to-date basis for the nine months ended March 31, 2011 is 21.2% compared to 63% for the nine months ended March 31, 2010. For the current fiscal year, MPAL is expected to have taxable loss carryforwards that can be utilized in future years. We have recorded a valuation allowance against the U.S. and U.K. losses resulting from exploration activities due to the historical losses incurred in the U.S. and U.K. The primary reason for the high effective tax rate in the prior fiscal year is that MPAL had taxable net income while the U.K. losses resulting from exploration activities and MPC’s losses did not generate tax benefits.

EXCHANGE EFFECT - the value of the Australian dollar relative to the U.S. dollar increased to $.1.0309 at March 31, 2011 compared to a value of $.8567 at June 30, 2010. This resulted in a $6,020,605 debit to the foreign currency translation adjustments account for the nine months ended March 31, 2011. The average exchange rate used to translate MPAL’s operations in Australia was $.9650 for the nine months ended March 31, 2011, which was an 9.4% increase compared to the $.8820 rate for the nine months ended March 31, 2010.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar, as well as the exchange rates between the Australian dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the Australian dollar in the future. Any change in the exchange rate between the Australian and U.S. dollar could have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollars could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and expenses by $0.9 million and $1.0 million, respectively, for the three months ended March 31, 2011.

For the three months ended March 31, 2011, oil sales represented approximately 87% (up from 86% last quarter) of total oil and gas revenues. Based on the current three month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.3 million. Gas sales, which represented approximately 13% of total oil and gas revenues in the current three month period, are derived primarily from the Palm Valley field in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended March 31, 2011.

At March 31, 2011, the value of our investments in available-for-sale-securities was $330,919.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including William H. Hastings, the Company’s President and Chief Executive Officer (“CEO”), and Antoine J. Lafargue, the Company’s Chief Financial Officer and Treasurer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of March 31, 2011. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011 due to a material weakness in the Company’s internal controls over the preparation and presentation of its condensed consolidated statement of cash flows, as described below. This weakness did not impact the preparation and presentation of the Company’s condensed consolidated balance sheet, nor its statement of operations.

In light of the weakness described below, we performed additional analysis to ensure our unaudited condensed consolidated interim financial statements included herein, were prepared in accordance with generally accepted accounting principles and accurately reflect our financial condition, results of operations and cash flows for the periods presented. As a result, notwithstanding the material weakness discussed herein, management has concluded that the unaudited condensed consolidated interim financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), such that there is a reasonable possibility that a material misstatement of the Company’s annual or unaudited condensed consolidated interim consolidated financial statements will not be prevented or detected on a timely basis.

Over the last year, the Company has significantly expanded the size and capability of its accounting staff to ensure that there are adequate financial reporting resources to manage and support the growth and increase in complexity of the Company’s operations that has occurred and is expected to continue in future periods as well as to ensure compliance with all applicable regulatory requirements. As a result of our improved review process and in combination with the evaluation and redesign of our internal controls over financial reporting, during our assessment of the Company’s disclosure controls and procedures as of March 31, 2011, the Company identified an error in our statement of cash flows. Certain foreign currency exchange losses were improperly omitted from our consolidated statement of cash flows. Please see Note 4 to our unaudited condensed consolidated interim financial statements included herein for further information. This error did not affect our Balance Sheet or Statements of Operations for any of the prior periods impacted, nor did it affect the total cash increase or decrease reported for any of the periods impacted.

Although the error did not have an impact on the aforementioned items, management has concluded that under Rule 13a-15(f) of the Exchange Act, the error described above is considered a material weakness in our internal controls over financial reporting. The error resulted from inadequate design of our internal controls related to the preparation and review of the statement of cash flows. The Company’s process for compiling the statement of cash flows lacked adequate procedures to ensure that all required adjustments necessary for proper presentation of the statement of cash flows were reflected in the statement of cash flows.

Management and the Company’s Audit Committee are fully committed to continued improvement of our internal controls over financial reporting. We have worked diligently on this matter and management believes the process improvements made and to be made will remediate the identified control deficiencies and strengthen the Company’s internal controls over financial reporting. The reliability of the internal control process requires repeatable execution and as such the successful remediation of this weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective in our SEC reports. However, Management is striving to ensure that this weakness will be remediated by the end of our fiscal year and for the filing of our June 30, 2011 Form 10-K.

Changes in Internal Control Over Financial Reporting

Except as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2011

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

The closing of the Evans Shoal Transaction is subject to significant contingencies and closing conditions and the failure to complete the Evans Shoal Transaction could negatively impact the Company’s stock price, could cause the Company to forfeit the Initial and Additional Deposits towards the Purchase Prices and otherwise have an adverse affect on the Company.

The closing of the Evans Shoal Transaction is contingent upon the Company’s ability to pay the balance of the stipulated purchase price for the 40% interest in the Evans Shoal field ((AUS) $75 million) at closing on or before May 31, 2011 and to obtain consents to the transaction from the other three existing owners of the Evans Shoal field as well as requisite government approval for the transaction.

The Company must obtain significant external financing to complete the Evans Shoal Transaction. While the Company has entered into a Purchase Agreement (as amended by the First and Second Amendments) with YEP which provides for $15.6 million in funding upon the sale of 5.2 million new Shares at a price per share of $3.00 and has entered into a related Investment Agreement with YEP (as amended by the Side Letter) under which YEP has agreed to provide the additional funding which, together with the $15.6 million, is required for MPAL to complete the Evans Shoal Transaction and reimburse the Company for the Additional Deposit towards the Purchase Price (“Additional Funding”), a number of conditions must be satisfied prior to receipt of these financings. The Purchase Agreement provides that the obligations of YEP to complete the purchase of the shares at closing are subject to certain conditions (which may be waived by YEP), including: (i) that the Company has performed, satisfied and complied in all material respects with all covenants, agreements and conditions required under the Purchase Agreement; and (ii) as of the time of any closing other than the final closing at which the last of the Shares are sold to and purchased by YEP, the progress and status of the Evans Shoal Transaction shall be satisfactory to YEP, and, in the case of such final closing, the conditions to the closing of the Evans Shoal Transaction shall have been satisfied or waived. Similarly, the Company’s Investment Agreement with YEP provides that the Additional Funding is contingent upon the requirements and conditions of the Evans Shoal Agreement being satisfied or waived.

We cannot give assurances that the conditions set forth in the Purchase Agreement, or the Amended Investment Agreement will be satisfied or that the Company will ultimately receive the necessary funds to close the Evans Shoal Transaction. Similarly, while the Company intends to work, in good faith, with the Evan Shoal co-owners to obtain the requisite consents to complete the Evans Shoal Transaction and to procure the necessary government approvals for the Evans Shoal Transaction, we cannot give assurances that these requisite approvals will be obtained.

If the Evans Shoal Transaction is not completed, the Company’s ongoing business may be adversely affected, and the Company will be subject to several risks, including:

•	loss of the Initial Deposit;

•	loss of the Additional Deposit;

•	loss of a strategic opportunity to timely develop a Methanol project in Darwin, Northern Territory, Australian; and

•	having our stock price decline.

With respect to the Additional Deposit, MPAL is only entitled to reimbursement of that amount if: (i) MPAL terminates the Evans Shoal Agreement because one or more conditions precedent have not been satisfied, provided that MPAL has utilized reasonable endeavors (as defined in the Evans Shoal Agreement) to help ensure the satisfaction of such conditions ; (ii) MPAL terminates the Evans Shoal Agreement because one or more conditions to completion have not been satisfied and MPAL has, but Santos has failed to, utilize reasonable endeavors (as defined in the Evans Shoal Agreement) to help ensure satisfaction of such conditions; ( (iii) MPAL or Santos terminates the Evans Shoal Agreement for breach of a Seller Warranty consistent with the terms of the Evans Shoal Agreement); (iv) MPAL terminates the Evans Shoal Agreement because Santos fails to comply with certain obligations to be performed at closing; (v) MPAL terminates the Evans Shoal Agreement due to the insolvency of Santos; or (v) on or before April 30, 2011, MPAL notifies Santos, in writing, and Santos, acting reasonably and in good faith, agrees that MPAL has sufficient committed and available funds to pay the balance of the Purchase Price ((AUS) $75 million, or $100 million less the $15 million Initial deposit and $10 million Additional Deposit) at closing and can satisfy the financial capability test under the Evans Shoal Joint Operating Agreement and the remaining co-owners of the Evans Shoal gas field have not consented to the transfer of the Evans Shoal Interest to MPAL by the closing date for the Evans Shoal Transaction.

For a more complete description of the Evans Shoal Transaction, see Item 1 – Note 3 included within this Form 10-Q.

For a more complete description of the Purchase Agreement and Investment Agreement with YEP and related amendments, see Item 1 – Note 2 and Item 5 included within this Form 10-Q.

A failure to complete the Evans Shoal Transaction may result in a write-down of our asset carrying values.

The Company’s goodwill balance attributable to this reporting unit is $4,020,706 at March 31, 2011. Our assets, including goodwill, are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amounts may not be recoverable. Because of uncertainty regarding the outcome of the Evans Shoal Transaction and the risk that the Company could forfeit its rights to the cash deposits totaling (AUS) $25 million previously made towards the purchase price if the transaction is not completed, it is possible that the book value of the Company’s Australian reporting unit (MPAL) will exceed its fair value. If this occurs, and there are no mitigating circumstances, the Company would be required under GAAP to recognize a noncash impairment of goodwill in the fourth quarter of 2011 or in future periods that could be material to our financial statements and results of operations. Any such noncash impairment charge to our goodwill could have a material adverse impact on our financial condition or results of operations for the quarter and fiscal year ending on June 30, 2011 or for future periods.

The uncertainty regarding the outcome of the negotiation of extensions of existing or for new long-term gas sale contracts for the Mereenie, Palm Valley and Dingo fields and a failure to close the Evans Shoal Transaction may require us to establish a valuation allowance related to our deferred tax assets.

The Company’s assets including deferred tax assets, including a deferred tax asset balance attributable to our MPAL reporting unit was $7,362,398 at March 31, 2011. These carrying amounts are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amounts may not be recoverable. Because of uncertainty regarding the Company’s Australian assets and operations – including the pending closing of the Evans Shoal Transaction and whether the Company will be able to obtain long term contracts for the gas at its Mereenie, Palm Valley and Dingo fields – it is possible that our potential for future taxable income will decline such that it will no longer be more likely than not, that the Company will have sufficient future taxable income to be able to utilize the benefit of its existing deferred tax assets. If, based on our estimates, we determine that we will not achieve sufficient future taxable income to realize our deferred tax assets, we will be required under GAAP to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. If this were to occur, the Company would recognize a noncash impairment charge to these deferred tax assets that could be material to our financial statements and results of operations in the fourth quarter of 2011 or in future periods.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
January 1-31, 2011	—	—	—	319,150
February 1-28, 2011	—	—	—	319,150
March 1-31, 2011	—	—	—	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2011, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

Unregistered Sales of Equity Securities

On August 5, 2010, Magellan executed a Purchase Agreement, an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its second PIPE with its largest stockholder, YEP. Mr. Nikolay Bogachev, a director of Magellan since July 2009, is the President and CEO of YEP as well as an equity owner of YEP. Currently, Mr. Bogachev and YEP collectively own approximately 24% of the outstanding Shares calculated as if the warrants to purchase shares of such stock currently held by YEP were fully exercised.

The Purchase Agreement involves the issuance and sale of up to 5.2 million new Shares to YEP and/or one or more of its affiliates (“Investor”) in return for $3.00 per new share issued and sold (“Investment Transaction”). The Company currently expects that one or more closings under the Purchase Agreement will take place through May 31, 2011, with the proceeds to be used to close the Evans Shoal Transaction (see Item 1 – Financial Statements, Note 3).

On February 11, 2011 and February 17, 2011, the Company and YEP executed a First Amendment and Second Amendment, respectively, to the Purchase Agreement. The First Amendment and Second Amendment to the Purchase Agreement provide for a final closing of the Investment Transaction on or before June 15, 2011 in the absence of the closing of the Evans Shoal Transaction if the Company is unable to recover a (AUS) $10 million deposit towards the purchase price of the Evans Shoal Interest and certain other conditions are satisfied (“Required Closing”) (see Item 5). Except as otherwise provided by the Required Closing provision, the First Amendment also permits the Company or YEP to terminate the Purchase Agreement, under certain conditions, if a closing of the Evans Shoal Transaction does not occur by 6:30 P.M., Eastern time, on May 31, 2011 (see Item 5).

In the Purchase Agreement, YEP represents that it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Shares have not been registered under the Securities Act of 1933, as amended or state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the applicable federal and state registration requirements. The Company has relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof for the purposes of the transaction.

ITEM 5 – OTHER EVENTS

On February 11, 2011 the Company and YEP executed a First Amendment to the Purchase Agreement, an agreement setting for the terms of the Company’s second PIPE with YEP as well as an additional Investment Agreement with YEP setting forth the terms under which YEP shall participate in the Evans Shoal Interest. On February 17, 2011, the parties executed a Second Amendment to the Purchase Agreement and an Amended Investment Agreement. The terms of the First and Second Amendments, the Investment Agreement and the Amended Investment Agreement were originally disclosed in a Form 8-K filed by the Company on February 18, 2011. The material provisions of these agreements are summarized below. These agreements and their provisions may be subject to further revision or replaced depending upon the resolution of certain issues currently pending with respect to the Evans Shoal Transaction (see Note 3).

First and Second Amendments to the Purchase Agreement

The First Amendment revises the August 5, 2010 Purchase Agreement between the Company and YEP where under the Company agreed to sell, and YEP agreed that YEP and/or one or more of its affiliates would purchase, 5,200,000 new Shares at a purchase price of $3.00 per share, for an aggregate purchase price of $15.6 million to raise capital for MPAL’s participation in the Evans Shoal Transaction (“Investment Transaction”). The terms of the Evans Shoal Transaction is set forth in the Evans Shoal Agreement, as amended by the Deed (see Note 3).

The First Amendment provides for a final closing of the Investment Transaction on or before June 15, 2011 to the extent that: (i) the Evans Shoal Transaction does not close as contemplated by the Evans Shoal Agreement; and (ii) the failure to close the Evans Shoal Transaction shall have resulted in the failure of the Company to recover the Additional Deposit (collectively, the “Deposit Back Stop”).

The Second Amendment clarifies the Deposit Back Stop set forth in the First Amendment and states that the funding contemplated by the First Amendment would not be withheld to the extent that the Company fails to satisfy any condition precedent set forth in the Purchase Agreement if such non-satisfaction is reasonably attributable to the failure to close the Evans Shoal Transaction.

Investment Agreement

The Investment Agreement outlines: (i) the Company’s and YEP’s participation in Evans Shoal Interest; (ii) the Acquisition and Reorganization Plan which sets forth the restructuring of MPAL to facilitate the funding of the Evans Shoal Transaction and the allocation of the economic interest in the Evans Shoal Interest to YEP (“Plan”); (iii) the basis on which post-closing payments required to be made by MPAL to Santos under the Evans Shoal Agreement will be funded by the Company and YEP; and (iv) the Company and YEP’s obligations to implement and fund the development of Evans Shoal (“Project”).

YEP Funding for the Evans Shoal Transaction. Under the Investment Agreement, YEP shall provide funding to the Company required for the completion of the Evans Shoal Transaction in the amount of approximately (AUS)$85.45 million, which shall include the proceeds of the (US)$15.6 million provided by the Investment Transaction, and of which (AUS)$10 million will be paid to the Company in reimbursement of the additional deposit made towards the purchase price of the Evans Shoal Interest. The Investment Agreement states that the funding of the (AUS)$85.45 million by YEP is contingent upon the requirements and conditions of the Evans Shoal Agreement being satisfied or waived.

The Plan and Participation in the Evans Shoal Interest. The Investment Agreement includes the Plan. The Plan contemplates the reorganization of the Company’s Australian business to facilitate the YEP funding for the Evans Shoal Transaction and to structure the economic participation by each of the Company and YEP in the Evans Shoal Interest. The Investment Agreement provides that each of the Company and YEP (or an affiliate thereof) will obtain a 51% (“Stage A1 Interest”) and a 49% (“Stage A2

Interest”) economic interest, respectively, in the product produced from the Evans Shoal Interest (excluding associated hydrocarbons but including CO2) with agreed offtakers of up to an amount of 3tcf (“Stage A Allocated Quantity”) plus associated hydrocarbons. The Investment Agreement also provides that the Company (or an affiliate) will also obtain a 5% interest (“Stage B1 Interest”) in the product produced from the Evans Shoal Interest in amounts greater than the Stage A Allocated Quantity (“Stage B Allocated Quantity”) while YEP (or an affiliate) shall obtain a 49% interest (“Stage B2 Interest”) and a 46% interest (“Stage B3 Interest”) in the Stage B Allocated Quantity. In addition, the Company has an option to acquire from YEP up to 100% of YEP’s Stage B3 Interest under certain conditions. The exercise price shall be based upon 90% of the independently engineered discounted future cash flow of the portion of the Stage B3 Interest which the Company elects to acquire which shall be payable 50% to 75% in Company Common Stock valued at traded market price at the time with the remainder in cash.

The Investment Agreement requires the parties to agree upon a framework for the making of decisions relevant to the Project. Notwithstanding the foregoing, the Investment Agreement provides that a limited number of decisions that may adversely and unfairly impact the rights of the Stage interests shall require unanimous approval of all Stage interest holders while all other decisions relating to the Project will require the approval of 66.67% of the owners of: (i) Stage A interests if decisions relate to Stage A aspects; (ii) Stage B interest if decisions relate to Stage B aspects; and (iii) all Stage interests if the decisions relate to the Project generally. Deadlock procedures are also included in the Investment Agreement to the extent that the parties cannot agree on a material decision.

Responsibility for Post-Closing Payments/Costs of the Evans Shoal Transaction. With respect to post-closing payments required to be made by MPAL to Santos pursuant to the Evans Shoal Agreement, the Investment Agreement generally provides that the first (AUS)$50 million of Project developments cost incurred by MPAL or other Company subsidiary holding the Evans Shoal Interest prior to the occurrence of final investment decision (“FID”) in relation to the Stage A interests shall be funded by YEP and all Project development costs exceeding that amount shall be funded by the Company (as to 51% of such amounts) and YEP (as to 49% of such amounts). All amounts payable by MPAL to Santos under the Evans Shoal Agreement after closing of the Evans Shoal Transaction shall be funded by the Company (as to 51% of such amounts) and YEP (as to 49% of such amounts). With effect from (but excluding) the FID date, each owner of a Stage A or Stage B interest shall be responsible for Stage A or Stage B costs equal to its Stage interest percentage, as applicable.

Development of Evans Shoal. The Investment Agreement requires the Company and YEP to collaborate and implement the Project and to seek and use reasonable endeavors to seek (i) the development of the Project area and facilities; (ii) develop the strategy and arrangements for the sale of Project product so that one or more long term offtake contracts are entered into for the sale of the Project product in committed quantities of at least the Stage A Allocated Quantity and to the extent feasible, the Stage B Allocated Quantity product from Stage B consistent terms to allow for finance activities contemplated under the Investment Agreement; (iii) sell all Project product, to the extent commercially possible, on an aggregated basis to offtakers and to obtain necessary agreements with offtakers and to the extent that the Project compromises the tolling of Project product, to deliver all or any Project product to one or more tollers for processing prior to delivery to an offtaker; and (iv) to the extent consistent with the foregoing, to develop the Project on the basis that at least the Stage A Allocated Quantity, and to the extent feasible, the Stage B Allocated Quantity, will be processed into methanol pursuant to negotiated agreements by an international and reputable methanol producer(s), identify and negotiate agreements for potential offtake opportunities. The Investment Agreement also requires the Company and YEP to use their reasonable endeavors to obtain third party funding to implement the Project in a manner which achieves tax and cost of capital efficiencies and with minimum or no recourse to the parties and their affiliates.

Amended Investment Agreement

The Amended Investment Agreement clarifies the Investment Agreement by providing that the Company and not YEP shall be responsible for the payment of all third party out-of-pocket transaction costs and expenses incurred by the Company, YEP and MPAL with respect to the Evans Shoal Transaction to the extent that the Evans Shoal Transaction does not close and the Investment Transaction closes pursuant to the terms of the First and Second Amendments. The Amended Investment Agreement also clarifies that such Costs include those relating to the financing of Evans Shoal Transaction and the Investment Transaction.

ITEM 6 EXHIBITS

3.1	Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth filed on February 12, 1988 with the State of Delaware, filed as Exhibit 4(b) to the Company’s Form S-8 Registration Statement (File No. 333-70567), filed on January 14, 1999, are incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware, filed as Exhibit 3(a) to the Company’s quarterly report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation related to Article Twelfth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.3 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.4	Certificate of Amendment to Certificate of Incorporation related to Article Thirteenth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.4 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.5	Certificate of Amendment to Certificate of Incorporation as filed on December 10, 2010 with the Secretary of State, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 13, 2010 and incorporated herein by reference.

3.6	Amended and Restated Bylaws, as of March 10, 2010, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 15, 2010 and incorporated herein by reference.

10.1	Deed of Variation between Magellan Petroleum Australia Limited and Santos Offshore Pty Ltd. dated as of January 31, 2011, attached herewith.

10.2	First Amendment to Securities Purchase Agreement dated February 11, 2011, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 18, 2011 and incorporated herein by reference.

10.3	Second Amendment to Securities Purchase Agreement dated February 17, 2011, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 18, 2011 and incorporated herein by reference.

10.4	Investment Agreement dated February 11, 2011, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed on February 18, 2011 and incorporated herein by reference.

10.5	Amended Side Letter to Investment Agreement dated February 17, 2011, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed on February 18, 2011 and incorporated herein by reference.

31.1	Certification of William H. Hastings, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

31.2	Certification of Antoine J. Lafargue, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

32.1	Certification of William H. Hastings, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

32.2	Certification of Antoine J. Lafargue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: May 16, 2011	By	/s/ William H. Hastings
William H. Hastings, President and Chief Executive Officer (Duly Authorized Officer)

	By	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Chief Financial Officer and Treasurer (as Principal Financial Officer)