Form 10-K/A
period 2010-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2011-06-15
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

(Amendment #1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the fiscal year ended June 30, 2010 which was previously filed on September 28, 2010 (the “Original Report”) to correct three of the exhibits filed or furnished with the Original Report.

In early 2011, the U.S. Securities and Exchange Commission (“SEC”) requested certain information from us in connection with the SEC Staff’s ordinary course review of the Original Report, including certain information related to the summary reserve reports provided to us by the third party engineering firms who performed work on our oil and gas reserves for the fiscal year ended June 30, 2010. Specifically, this Amendment amends our Original Report solely as follows:

1)	to provide new versions of the summary reserve reports of Allen & Crouch Petroleum Engineers Inc. and RISC Pty Ltd. which have been updated to fully comply with the disclosure requirements of the SEC’s Securities Act Release No. 33-8995 (Modernization of Oil and Gas Reporting) (Dec. 31, 2008); and

2)	to correct an error in the certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 to the Original Report, whereby the fiscal year covered by such certification was incorrectly referred to in Exhibit 32.2 as the fiscal year ended June 30, 2009.

Except as noted above, the Amendment does not modify or update any other disclosures made in the Original Report or any of the exhibits that were previously filed or furnished therewith. While we are amending only the exhibits specified above, for convenience and ease of reference, we are re-filing the entire text of our annual report on Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer and Principal Financial Officer are filed or furnished as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing date of the Original Report with the SEC on September 28, 2010 and no attempt has been made in this Amendment to modify or update any other disclosures presented in the Original Report. Accordingly, this Amendment should be read in conjunction with our SEC filings made subsequent to the filing date of the Original Report.

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

In March 2010, MPAL entered into an agreement with Santos to purchase Santos’ 40% interest in the Evans Shoal natural gas field, located in the Bonaparte Basin offshore Northern Australia. The field has a contingent gas resource in excess of 6.6 trillion cubic feet (Tcf), including carbon dioxide (CO2 ) gas content. Under the agreement, Magellan is obligated to pay Santos time-staged cash consideration equal to (AUS) $100 million for its interest in Evans Shoal. Magellan would also pay additional contingent payments to Santos of (AUS) $50 million upon a favorable partner vote on any final investment decision to develop Evans Shoal and (AUS) $50 million upon first stabilized gas production from NT/P 48. Closing and completion of the purchase is subject to regulatory and other approvals and is expected to occur in the second half of calendar 2010. See Note 10 for further discussion.

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

A summary of our estimated proved, probable and possible reserves as of June 30, 2010 are set for the in the table below.

Proved Reserves:	Total		Australia		United States		All other Foreign Geographic areas
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
PDP	1,746	1.53	—	1.53	1,746	—	—	—
PDNP	769	—	—		769	—	—	—
PUD	6,963	—	—		6,963	—	—	—

Total Proved	9,478	1.53	—	1.53	9,478	—	—	—

Probable developed	536	—	536		—	—	—	—
Probable undeveloped	3,999	—	2,215		1,784	—	—	—

Total Probable	4,535	—	2,751	—	1,784	—	—	—

Possible developed	208	—	208		—	—	—	—
Possible undeveloped	3,775	—	833		2,942	—	—	—

Total Possible	3,983	—	1,041	—	2,942	—	—	—

Total reserves	17,996	1.53	3,792	1.53	14,204

Oil reserves stated in 1,000 Bbls; natural gas reserves stated in Mmcf.

Oil and gas production for the twelve months ended June 30, 2010 was as follows:

	Total		Australia (c)		United States	All other
	Oil (a)	Gas (a)	Oil	Gas	Total US	Gas
					Oil (b)
2010	139	3.486	97	3.430	42	0.056

(a)	Oil reserves stated in 1,000 Bbls: natural gas reserves stated in Mmcf.
(b)	Includes 6.1 Bbls attributable to a consolidated subsidiary in which there is an 16.5% non-controlling interest.

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

The average sales price per unit of production for Australia and the United States for the following fiscal years ended June 30, 2010, 2009 and 2008 are as follows:

	2010		2009		2008
Australia (1):
Gas (per mcf)	A.$	5.07	A.$	3.54	A.$	3.39
Crude oil (per bbl)	A.$	82.19	A.$	91.21	A.$	102.35
United States:
Crude oil (bbl)	U.S.$	67.88		—		—

The average production cost per unit of production for Australia and the United States for the following fiscal years ended June 30, 2010, 2009 and 2008 are as follows:

	2010		2009		2008
Australia (1):
Gas (per mcf)	A.$	1.86	A.$	.99	A.$	.82
Crude oil (per bbl)	A.$	30.92	A.$	26.72	A.$	17.98
United States:
Crude oil (bbl)	U.S.$	36.43		—		—

Productive Wells and Acreage

Productive wells and acreage at June 30, 2010

	Productive Wells
	Oil		Gas		Developed Acreage
	Gross	Net	Gross	Net	Gross Acres	Net Acres
Australia	16.0	5.6	13.0	5.23	73,211	32,713
United States	37.0	33.4	—	—	22,893	18,693
Other Foreign Countries	—	—	3.0	.08	3,350	89

	53.0	39.0	16.0	5.31	99,454	51,495

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

Canada :
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

Exploratory and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s properties. Components of these costs are as follows (see Note 14 for a summary of MPAL’s required and contingent commitments for exploration expenditures):

	Year ended June 30
Exploration and Dry Hole Costs	2010	2009	2008
Farmout, Field Monitoring and Technical Costs	$984,747	$1,807,129	$1,892,528
Seismic Data and Acquisition Costs (1)	288,521	1,367,312	98,168
Dry Hole Drilling (2)	—	5,765	1,328,114
Write off expired permits – U.K (3)	—	295,731	—

Total	$1,273,268	$3,475,937	$3,318,810

(1)	Seismic data costs related to the U.K. permits in 2010, Nockatunga fields in 2009, Cooper Basin and U.K. permits in 2008.
(2)	Dry hole costs related mostly to Cooper Basin in 2008.
(3)	June 30, 2009 includes a write off of expired U.K. permits of $295,000.

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

The fair value of the PBO’s was measured on the date vesting occurred, March 2, 2010. Based on the Black-Scholes valuation model, the fair value was determined to be $178,738. The Company recorded non-cash charges of $178,738 during the twelve months ended June 30, 2010, related to the PBOs. The variables and assumptions used in this calculation at March 2, 2010, were as follows:

March 2, 2010
Risk free interest rate	3.20%
Expected life	8.8 yrs
Expected volatility (based on historical price)	63%
Expected dividend	$0

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

May 27, 2009
Risk free interest rate	3.71%
Expected volatility (based on historical price)	70%
Expected dividend	$0
Closing stock price as of May 27, 2009	$1.23
Term	10 years
Days until expiration (per annum)	252 days
Steps until expiration	2,520
Probability of performance criteria occurring over term of options:
Monetization of uncontracted reserves	25% – 60%
Change of control	10% – 50%

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

Changes in our proved reserves for the three years ended June 30, 2010 were as follows:

	Total		Australia		United States		All other Foreign Geographic areas
	Oil (a)	Gas (a)	Oil	Gas (c)	Oil (b)	Gas	Oil	Gas
Proved Reserves:
June 30, 2007	722	13.53	722	13.47	—	—		.06
Extensions and discoveries	141	0.09	141	—	—	—		.09
Revision of previous estimates	125	(0.65)	125	(0.65)	—	—		—
Production	(210)	(5.79)	(210)	(5.71)	—	—		(0.08)

June 30, 2008	778	7.18	778	7.11	—	—		0.07
Extensions and discoveries	0	0.05	—	—				0.05
Revision of previous estimates	371	1.38	371	1.38				—
Production	(153)	(5.23)	(153)	(5.16)	—	—		(0.07)

June 30, 2009	996	3.38	996	3.33	—	—	—	0.05
Extensions and discoveries (g)	6,963	—	—	—	6,963
Revision of previous estimates (f)	(768)	1.64	(694)	1.63	(74)			0.01
Improved recovery	—	—	—	—
Purchases of minerals in place (d)	2,631	—	—	—	2,631
Sales of minerals in place (e)	(205)	—	(205)	—	—	—		—
Production	(139)	(3.49)	(97)	(3.43)	(42)		—	(0.06)

June 30, 2010 (b)	9,478	1.53	—	1.53	9,478	—	—	—

Proved Developed Reserves:
June 30, 2008	520	7.18	520	7.11	—	—	—	0.07

June 30, 2009	789	3.38	789	3.33	—	—	—	0.05

June 30, 2010	2,515	1.53	—	1.53	2,515	—	—	—

Proved Undeveloped Reserves:
June 30, 2008	258	—	258	—	—	—	—	—

June 30, 2009	207	—	207	—	—	—	—	—

June 30, 2010	6,963	—	—	—	6,963	—	—	—

(a)	oil reserves stated in 1,000 Bbls: natural gas reserves stated in Bcf
(b)	proved U.S. oil reserves at June 30, 2010 includes 1,124 Bbls attributable to a consolidated subsidiary in which there is an 16.5% non- controlling interest.
(c)	The amount of proved reserves applicable to the Australian Gas only reflects the amount of gas committed to specific contracts and are net of royalties.
(d)	Purchases of minerals in place during 2010 relate to Poplar Field acquisitions.
(e)	Sales of minerals in place during 2010 relate to the Cooper basin asset sales.
(f)	Revisions of estimates for each period presented represent upward (downward) changes in previous estimates attributable to new information gained primarily from development activity & production history and changes to the economic conditions present at the time of each estimate.
(g)	We evaluated the assets acquired in October 2009 and through petro physical geophysical and petro graphic data indentified certain locations as proved undeveloped reserves based on our current proved developed wells.

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

(xx) Second Amendment to Registration Rights Agreement between and among the Company, YEP and the ECP Fund, SICAV-FIS, dated June 23, 2010,filed as Exhibit 10(xx) to the annual report on Form 10-K filed on September 28, 2010, is incorporated herein by reference .

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

None.

21. Subsidiaries of the registrant, filed as Exhibit 21 to the annual report on Form 10-K for the year ended June 30, 2010 is incorporated herein by reference.

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

99.1 Summary reserves report of Allen & Crouch Petroleum Engineers Inc., is filed herewith.

99.2 Summary reserves report of RISC Pty Ltd., is filed herewith.

(d) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION (Registrant)

By	/s/ WILLIAM H. HASTINGS
William H. Hastings
President and Chief Executive Officer
(Duly Authorized Officer)

By	/s/ ANTOINE J. LAFARGUE
Antoine J. Lafargue
Chief Financial Officer and Treasurer
(as Principal Accounting Officer)

Dated: June 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ WILLIAM H. HASTINGS William H. Hastings	President and Chief Executive Officer	Dated: June 15, 2011

/s/ ANTOINE J. LAFARGUE Antoine J. Lafargue	Chief Financial Officer and Treasurer	Dated: June 15, 2011

INDEX TO EXHIBITS

23.	1. Consent of Deloitte & Touche LLP

2. Consent of Allen & Crouch Petroleum Engineers Inc

3. Consent of RISC Pty Ltd.

31.	Rule 13a-14(a) Certifications.

32.	Section 1350 Certifications.

99.	1. Summary Reserves Report of Allen & Crouch, Inc 2. Summary Reserves Report of RISC Pty Ltd.