Form 10-K/A
period 2011-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2011-10-28
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share, 52,552,852 shares outstanding as of September 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as “A$00”. Based on the exchange rate at September 1, 2011, A$1.00 equaled approximately U.S. $1.07.

i

EXPLANATORY NOTE

Magellan Petroleum Corporation (the “Company”) will not be filing its definitive proxy materials for its 2011 annual meeting of the Company’s shareholders with the Securities and Exchange Commission (“SEC”) within 120 days after the end of its fiscal year ended June 30, 2011, or October 28, 2011.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which annual report was originally filed with the SEC on September 13, 2011.

This Form 10-K/A amends and restates only Part III — Items 10, 11, 12, 13 and 14 and amends Part IV —Item 15 of the Company’s 2011 Form 10-K. No other Items of the original Form 10-K filing have been amended or revised in this Form 10-K/A and all such other Items shall be as set forth in the original Form 10-K filing. In addition, no other information has been updated for any subsequent events occurring after September 13, 2011, the date of filing of the original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following is information concerning each director and executive officer of the Company, including name, age, position with the Company, and business experience during the past five years.

Directors holding office with a term expiring at the 2011 annual shareholders meeting:

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*
William H. Hastings	2008	Senior Advisor for Business Development; Former President and CEO (2008-2011); Director of Magellan Petroleum Australia Limited (“MPAL”); member of the Business Development Committee (“BDC”)

As of September 27, 2011, Mr. Hastings serves as our Senior Advisor for Business Development and in this capacity seeks out and assists in the development of new ventures and business opportunities for the Company, in a non-executive capacity. Mr. Hastings elected to step aside as the Company’s President and Chief Executive Officer (“CEO”), positions he has held since December 11, 2008, due to the Board of Directors’ (“Board”) decision to relocate the Company’s headquarters from Portland, Maine to Denver, Colorado. Mr. Hastings continues to serve on the Board of Directors of MPAL to which he was appointed on December 19, 2008. From 2007 until December 2008, Mr. Hastings was a Principal in Nova Atlantic LLC. During this period, he was involved with the development of stranded gas fields worldwide, with Floating LNG liquefaction concepts and with Methanol processing and also advised Methanex Corp. on natural gas supply issues. Mr. Hastings’ principal occupation for the period from 1998 to early 2007 involved executive roles within business development and new ventures within Marathon Oil Corporation, an integrated energy company based in Houston, Texas. Mr. Hastings was based in London, England for the majority of this period. Mr. Hastings also held various leadership and directorship roles within Marathon entities including Marathon Oil U.K., Marathon Oil North Sea, Marathon International Petroleum, Marathon International Petroleum (Great Britain), and Marathon LNG Marketing LLC. From 1998 to 2003, Mr. Hastings managed overseas business development for Marathon Oil within Europe, and within Africa. He was involved with transactions, initial strategy, development, and events leading up to the initiation of the Alvheim, Volund, Vilje project complex held by Marathon Petroleum Norway. He was also

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*

involved in strategy formulation and commercial events leading to the acquisition of Marathon assets now further developed and known as Equatorial Guinea LNG. During 1996 to 1998, Mr. Hastings held executive and development roles within the following Marathon U.S. subsidiaries: Marathon Pipeline LLC, Nautilus Pipeline LLC, and Manta Ray Offshore LLC. In these roles, he was instrumental in the development of two pipelines and the associated natural gas processing complexes in Garden City, Louisiana. In the early 1990s, Mr. Hastings played a leadership role in various well connection/new compressor station construction efforts for stranded gas within the western United States. Mr. Hastings is a 1977 graduate of Purdue University, with a B.S. in Industrial Management and also received an M.B.A. in Managerial Finance in 1980 from Indiana University. Age 56.

Mr. Hastings was selected to serve on our Board in light of his substantial experience as our former President and CEO, his history of executive positions at other companies in the oil and gas industry, and his in-depth understanding of our business and the markets in which we operate.

J. Thomas Wilson	2009	President/CEO; Member of the BDC

Mr. Wilson, an acting senior consultant to the Company and a resident of Denver, Colorado, was appointed President/CEO effective September 27, 2011, the date of Mr. Hastings’ resignation. Mr. Wilson served as First Vice President of Young Energy Prize S.A. (“YEP”), the Company’s strategic investor, from July 2009 to January 15, 2011. He also served on YEP’s Board of Directors from 2007 to November 2008. He is a veteran in the energy sector with a strong geology and international business development background. During the late 1990s, Mr. Wilson, acting as an advisor, assisted Nikolay Bogachev, another Company Director, in building value for the Khantiy Mantsisk Oil Company in partnership with Enterprise Oil (now Shell) and Marathon Oil. During the period 2003 to 2006, Mr. Wilson was also involved with developing Tambeyneftegas,

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*

possibly the first Russian LNG liquefaction project, ultimately sold to Gazprom. Earlier, he was a principal in development of new international and domestic projects for Andeman International in Denver, led new international strategy and development for Apache Corporation, and was a Project Manager for Shell Oil. Mr. Wilson has led our recent successful efforts in the transactions with Santos Limited for the sale of our interest in the Mereenie oil and gas field and our purchase of the Palm Valley and Dingo gas fields, all in Australia, and assisted in finalizing the terms of a farm-out arrangement with VAALCO Energy regarding a portion of our interests in the deep formations of the Poplar oil field in Montana. Age 59.

Mr. Wilson was selected to serve on our Board in light of his strong geology background, his extensive employment history with major companies in the energy field, his operational and business development skills with respect to projects such as LNG production and gas development in Europe and Asia and his experience as an investor and entrepreneur in various private oil and gas entities and ventures.

Directors holding office with a term expiring at the 2011 annual shareholders meeting:

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*
Nikolay V. Bogachev	2009	Member of the BDC	Mr. Bogachev serves as Chairman of the Board and Chief Executive Officer of YEP, which he founded in 2007. During the period 2004 to 2007, Mr. Bogachev was the Chairman and CEO of two related natural gas companies located in Russia, JSC Tambeyneftegas and JSC Yamal LNG. He has been actively involved in the restructuring and financing of companies in the energy sector. He developed KMOC, which was purchased by Marathon Oil Company. He was the developer of Tambeyskoye, a major gas field located in Northwest Siberia, which was purchased by Gazprom-affiliated companies. He has partnered with major oil companies (Repsol YPF, Shell, and Petro-Canada) and has broad experience in the Middle East and Africa. Age 58.

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*
Mr. Bogachev was selected to serve on our Board in light of his extensive business and operational experience with oil and gas projects worldwide, particularly in Russia, the Middle East, and Asia, his experience as Chairman and CEO of YEP, and his active involvement in the restructuring and financing of various private entities and ventures in the energy sector.

Directors holding office with a term expiring at the 2012 annual shareholders meeting:

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*
Donald V. Basso	2000	Member of the Audit and Compensation, Nominating and Governance (“CNG”) Committees; Director of MPAL

Mr. Basso served as a consultant and Exploration Manager for Canada Southern Petroleum Ltd. from October 1997 to May 2000. He also served as a consultant to Ranger Oil & Gas Ltd. during 1997. From 1987 to 1997, Mr. Basso served as Exploration Manager for Guard Resources Ltd. Mr. Basso has over 40 years of experience in the oil and gas business in the United States, Canada, and the Middle East. Mr. Basso was elected a director of MPAL in July 2006. Age 74.

Mr. Basso was selected to serve on our Board in light of his extensive career in the oil and gas industry in North America, his expertise as a retired petroleum geologist in exploration and production matters and his work as a consultant in the energy industry.

Robert J. Mollah	2006	Chairman of the Board of Directors of MPAL; Member of the CNG Committee

Mr. Mollah is a geophysicist with broad petroleum exploration experience, both within Australia and internationally. From 1995 until 2003, Mr. Mollah was the Australian Executive Director of the Timor Gap Joint Authority which covered the administration of petroleum exploration and production activities in the Timor Sea Joint Development Zone between Australia and Indonesia/East Timor. Prior to 1995, he served as a Petroleum Explorationist and Manager with broad experience in the oil and gas business in Australia and Asia. Mr. Mollah has been a director of MPAL since November 2003 and was elected to serve as Chairman of the MPAL Board of Directors in September 2006. Age 70.

Mr. Mollah was selected to serve on our Board in light of his extensive business experience in

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*
the Australian and Asian oil and gas industry, particularly with respect to exploration, development and production of offshore resources, his knowledge of Australian government matters, his Board and managerial experience, and his familiarity with Australian corporate governance standards.

Directors holding office with a term expiring at the 2013 annual shareholders meeting:

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*
Ronald P. Pettirossi	1997	Chairman of the Audit Committee; member of the CNG Committee; Director of MPAL

Mr. Pettirossi has been President of ER Ltd., a consulting company since 1995. Mr. Pettirossi has been a director of MPAL since August 2004. Mr. Pettirossi is a former audit partner of Ernst & Young LLP and worked with public and privately held companies for 31 years. Mr. Pettirossi served on the Board of Directors and as Chair of the Audit Committee of One IP Voice, Inc. (formerly, Farmstead Telephone) from 2003 to 2007. Age 68.

Mr. Pettirossi was selected to serve on our Board in light of his education, professional training, and skills in financial accounting and reporting, including his 31 years of practice with Ernst & Young LLP, his work as a financial consultant and his status as both a CPA and as an “audit committee financial expert.”

Walter McCann	1983	Independent Lead Director of the Board; member of the Audit and CNG (Chairman) Committees; Director of MPAL

Mr. McCann, a former business school dean, was the Chief Executive Officer of Richmond, the American International University, located in London, England, from January 1993 until September 2002. From 1985 to 1992, he was President of Athens College in Athens, Greece. Mr. McCann has been a director of MPAL since 1997. He is a retired member of the Massachusetts Bar. Age 74.

Mr. McCann was selected to serve on our Board in light of his career leading non-profit, educational institutions, his broad knowledge of the Company and MPAL’s management and operations, and his expertise in board leadership and corporate governance.

J. Robinson West	2010	Chairman of the Board; Chairman of the BDC	Mr. West is the Chairman, Founder, and Chief Executive Officer of PFC Energy, Inc. (“PFC”), a Washington, D.C.-based consulting firm serving oil and gas companies and

Name	Director Since	Other Positions Held with the Company	Age and Business Experience*

governments with 14 offices around the world. Before founding PFC in 1984, Mr. West served in the Reagan Administration as Assistant Secretary of the Interior for Policy, Budget, and Administration (1981-83), with responsibility for U.S. offshore oil policy. Mr. West is currently a member of the National Petroleum Council and the Council on Foreign Relations. He also serves as a director of Key Energy Services, Inc., a rig-based well service company also based in Houston, Texas. Mr. West served as a director of Cheniere Energy, Inc., an operator of onshore LNG receiving terminals and natural gas pipelines based in Houston, Texas from 2001 to 2010 and as a director of Lambert Energy Advisors, a financial advisory firm to the energy industry, which is based in the U.K, from 2002 to 2010. Mr. West received his B.A. degree from the University of North Carolina at Chapel Hill and his J.D. from Temple University. Age 65.

Mr. West was selected to serve on our Board in light of his extensive experience as a consultant to companies in the international oil and gas industries, his U.S. government service related to energy policy matters, and his broad knowledge of board leadership and corporate governance.

The following is a list of the executive officers of the Company:

Name/Age	Office(s) Held/Length of Service as an Officer	Other Positions Held with Company	Business Experience
Antoine J. Lafargue	Chief Financial Officer (“CFO”)/Treasurer since August 2010	None	Mr. Lafargue has served in a number of senior financial management positions during a career in the United States and Europe. From July 2009 to July 2010, Mr. Lafargue served as the Chief Financial Officer of Falcon Gas Storage, a natural gas storage company based in Houston, Texas. Prior to serving in that role, Mr. Lafargue served from 2006 to 2009 as a principal of Arcapita, a financial services firm based in London, focusing on investments in the energy and infrastructure sectors. From 2000 to 2006, Mr. Lafargue served in various financial and strategic advisory roles in the energy sector based in London working for Bank of America, Societe Generale, and Credit Suisse/Donaldson, Lufkin & Jenrette.

Name/Age	Office(s) Held/Length of Service as an Officer	Other Positions Held with Company	Business Experience
Mr. Lafargue holds master’s degrees in Finance from the Ecole Superieure de Commerce De Paris and in Social and Political Sciences from the Institut d’Études Politiques, both located in France.

J. Thomas Wilson	President/CEO since September 2011	Director; Member of the BDC	See, “Directors holding office with a term expiring at the 2011 annual shareholders meeting — J. Thomas Wilson.”

*	All of the named companies are engaged in oil, gas or mineral exploration and/or development, except when noted.

Officers are elected annually and serve at the pleasure of the Board. No family relationships exist between any of the Company’s directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, Directors and persons who beneficially own more than 10% of the Company’s common stock, par value $.01 per share (“Common Stock”) to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on copies of forms received by it, or written representations from certain reporting persons that no such filings were required for those persons, the Company believes that during the fiscal year ended June 30, 2011, its executive officers, Directors, and greater than 10% beneficial owners complied with all applicable filing requirements, except as follows: (i) on July 29, 2010, Nikolay V. Bogachev, a Director of the Company, reported the disposition (through ECP Fund, SICAV-FIS) of 60,500 shares of the Company’s Common Stock on July 22, 2010 and 43,826 shares of the Company’s Common Stock on July 23, 2010; (ii) on September 8, 2010, Mr. Bogachev reported the disposition (through ECP Fund, SICAV-FIS) of 5,723 shares of the Company’s Common Stock on August 18, 2010 and 53,361 shares of the Company’s Common Stock on August 23, 2010; (iii) on October 6, 2010, Mr. Bogachev reported the disposition (through ECP Fund, SICAV-FIS) of 12,100 shares of the Company’s Common Stock on September 24, 2010 and 62,315 shares of the Company’s Common Stock on September 28, 2010; and (iv) on December 9, 2010, Mr. Bogachev reported the disposition (through the ECP Fund) of 712,085 shares of the Company’s Common Stock on November 5, 2010.

Standards of Conduct and Business Ethics

The Company has previously adopted Standards of Conduct for the Company (the “Standards”). The Board amended the Standards in August 2004. A copy of the Standards was filed as Exhibit 14 to the Company’s Form 10-K for the fiscal year ended June 30, 2006. Under the Standards, all directors, officers and employees (collectively, “Employees”) must demonstrate a commitment to ethical business practices and behavior in all business relationships, both within and outside of the Company. All Employees who have access to confidential information must comply with the Company’s Insider Trading Policy. Any waivers of or changes to the Standards must be approved by the Board and appropriately disclosed under applicable law and regulation.

The Company’s Standards are available on the Company’s website at www.magellanpetroleum.com, under the heading “Corporate Profile — Governance”. It is our intention to provide disclosure regarding waivers of or amendments to the policy by posting such waivers or amendments to the website in the manner provided by applicable law.

Standing Board Committees

The standing committees of the Board are the Audit Committee, which is comprised of Messrs. Basso, McCann, and Pettirossi (Chairman) and the CNG Committee, which is comprised of Messrs. McCann (Chairman), Basso, Pettirossi, and Mollah.

The Board has determined that all of the members of the Audit Committee are “independent,” as defined by the rules of the SEC and the NASDAQ Stock Market, Inc. The Board has determined that each of the members of the Audit Committee is financially literate and that Mr. Pettirossi is an “audit committee financial expert,” as such term is defined under SEC regulations, by virtue of having the following attributes through relevant education and/or experience:

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

Director Compensation

The table below sets forth the compensation paid by the Company and by Magellan Petroleum Australia Limited, our wholly-owned subsidiary located in Brisbane, Australia (“MPAL”), to our Directors during the fiscal year ended June 30, 2011.

Company Board Fees — fiscal year 2011 (all amounts shown are in U.S. Dollars ($))

Name	Fees Earned or Paid in Cash (1)(10)	Stock Awards (1)(11)(12)	Option Awards (11)(13)	All Other Compensation (14)	Total ($)
Donald V. Basso (2)	$87,854	$27,450	$25,680	$9,000	$149,984
Nikolay V. Bogachev (3)	$70,000	$0	$0	$9,000	$79,000
William H. Hastings (4)	$0	$0	$0	$0	$0
Walter McCann (5)	$116,487	$27,450	$77,041	$9,000	$229,978
Robert J. Mollah (6)	$66,379	$27,450	$25,680	$58,464	$177,973
Ronald P. Pettirossi (7)	$175,487	$27,450	$25,680	$9,000	$237,617
J. Robinson West (8)	$57,133	$27,450	$256,803	$9,000	$350,386
J. Thomas Wilson (9)	$42,550	$27,450	$308,164	$153,000	$531,164

(1)

All Directors other than Mr. Hastings received an annual base retainer of $35,000 for their board service during fiscal year 2011. Under the terms of the Board’s compensation policy for non-employee Directors adopted on May 27, 2009 and as amended and restated through July 1, 2011, each non-employee Director other than Mr. Bogachev may receive an annual award of shares of Common Stock under Section 9 of the Company’s Stock Incentive Plan (the “Stock Incentive Plan”) with a value equal to $35,000, with the determination of the exact number of shares to be made on July 1st or on the date of the subsequent annual shareholder meeting (“Stock Award”). In either case, the number of shares to be awarded shall be determined using the fair value of the shares on July 1 as set forth in the Stock Incentive Plan. The number of shares for each Director award pursuant to such Section 9, however, will be subject to a maximum annual cap of 15,000 shares. Any difference between the value of the equity award shares and $35,000 will be added back to the amount of the Board member cash retainer paid each year (“Make-Up Payment”). On July 1, 2011, the CNG Committee recommended and the Board approved an amendment to the policy to provide an annual cash award alternative to the annual Stock Award whereby a non-employee Director may elect to receive $35,000 in cash to exercise Common Stock options previously awarded under the Plan, the exercise price of which is at least equal in value to the Common Stock eligible for receipt by the Director pursuant to the Stock Award (with the difference in the value of the options and $35,000 to be paid in cash, also a Make-Up Payment). Mr. Bogachev receives an additional cash payment of $35,000 because he is not eligible to receive an annual Stock Award under the Stock Incentive Plan.

(2)	Amounts reported include: Mr. Basso’s annual retainer of $35,000, a $10,000 fee for service on the Audit Committee, an $8,000 fee for service on the CNG Committee, a $7,550 Make-Up Payment under the Company’s non-employee Directors’ compensation policy, a $9,000 medical reimbursement and $27,304 (or A$27,600) for MPAL Board fees shown in the table contained in footnote (10) below. For purposes of this note, all A$ amounts referenced were converted into U.S. dollars using an exchange rate of 1 A dollar = $.9893 which was the average A-to-USD exchange rate for the fiscal year ended June 30, 2011.
(3)	Amounts reported include: Mr. Bogachev’s annual retainer of $70,000 and a $9,000 medical reimbursement. Mr. Bogachev does not receive an annual Stock Award because he is not eligible to receive equity awards under the Stock Incentive Plan.
(4)	As President and CEO of the Company during the fiscal year ended June 30, 2011, Mr. Hastings was not paid any cash or other compensation by the Company or MPAL. Mr. Hastings compensation is detailed in the Summary Compensation Table on page 26 and in the Compensation Discussion and Analysis section below.
(5)	Amounts reported include: Mr. McCann’s annual retainer of $35,000, a $25,000 fee for service as Chairman of the Board for the period of July 1, 2010 through December 8, 2010 and as Lead Independent Director for the period July 1, 2011 through June 30, 2011, a $10,000 fee for service as Chair of the CNG Committee, a $10,000 fee for service on the Audit Committee, a $7,550 Make-Up Payment, a $9,000 medical reimbursement and $28,937 (or A$29,250) for the MPAL Board fees shown in the table contained in footnote (10) below. For purposes of this note, all A$ amounts referenced were converted into U.S. dollars using an exchange rate of 1 A dollar = $.9893 which was the average A-to-USD exchange rate for the fiscal year ended June 30, 2011.
(6)	Amounts reported include: Mr. Mollah’s annual retainer of $35,000, a $8,000 fee for service on the CNG Committee, a Make-Up Payment of $7,550, a $9,000 medical reimbursement and the MPAL Board fees as follows: (i) $15,829 (or A$16,001) for services as an MPAL director and as Chairman of MPAL’s Board of Directors and (ii) MPAL’s payment of $49,464 (or A$49,999) for Mr. Mollah’s benefit to a superannuation fund in Australia selected by Mr. Mollah, which is similar to an individual retirement plan account. For purposes of this note, all A$ amounts referenced were converted into U.S. dollars using an exchange rate of 1 A dollar = $.9893 which was the average A-to-USD exchange rate for the fiscal year ended June 30, 2011.
(7)	Amounts reported include: Mr. Pettirossi’s annual retainer of $35,000, a $16,000 fee for service as Chair of the Audit Committee, an $8,000 fee for service on the CNG Committee, a $7,550 Make-Up Payment, a $9,000 medical reimbursement and $28,937 (or A$29,250) for the MPAL Board fees shown in the table contained in footnote (10) below. Upon the recommendation of the CNG Committee, the Board, at its meetings on December 7-8, 2010, approved an $80,000 cash award to Mr. Pettirossi to: (i) recognize his leadership role on the Special Transaction Committee, which was appointed by the Board on April 5, 2010 to review and negotiate several financing proposals on behalf of the Company initiated by Mr. Bogachev and by others, and in which Mr. Bogachev had a financial interest; (ii) acknowledge Mr. Pettirossi’s ongoing potential to contribute to the success of the Company; (iii) encourage Mr. Pettirossi to remain as a Director of the Company for the long-term; and (iv) provide a cash incentive for Mr. Pettirossi to expend his maximum effort for the growth and success of the Company. For purposes of this note, all A$ amounts referenced were converted into U.S. dollars using an exchange rate of 1 A dollar = $.9893 which was the average A-to-USD exchange rate for the fiscal year ended June 30, 2011.

(8)	Amounts reported include: Mr. West’s annual retainer of $35,000, a $14,583 fee for service as a Chairman of the Board for the period of December 8, 2010 through June 30, 2011, a $7,550 Make-Up Payment and a $9,000 medical reimbursement.
(9)	Amounts reported include: Mr. Wilson’s annual retainer of $35,000, a $7,550 Make-Up Payment, consulting fees of $144,000 and a $9,000 medical reimbursement.
(10)	Each of Messrs. Basso, McCann, Mollah and Pettirossi was paid, consistent with prior years, cash fees directly by MPAL for their service on the MPAL Board of Directors during the fiscal year. In addition, Messrs. Mollah and Pettirossi also served on the MPAL Audit Committee during fiscal year 2011. All A$ amounts shown in the table below have been included in the table above after having been converted to U.S. Dollars ($) using an exchange rate of 1 A dollar = $.9893 which was the average A-to-USD exchange rate for the fiscal year ended June 30, 2011.

MPAL Board Fees — fiscal year 2011 (all amounts shown in this table are in A$)

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Donald V. Basso	$27,600	$0	$27,600
William H. Hastings	$0	$0	$0
Walter McCann	$29,250	$0	$29,250
Robert J. Mollah	$16,001	49,999	$66,000
Ronald P. Pettirossi	$29,250	$0	$29,250

(11)	The amounts shown in the “Stock Award” and “Option Award” columns represent the aggregate grant date fair value of the equity awards made during the fiscal year ended June 30, 2011, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718. As of June 30, 2011, our Directors held the following unexercised stock option awards (whether or not exercisable) and unvested restricted stock awards:

Unexercised Stock Options and Unvested Restricted Stock Awards as of June 30, 2011

Name	Unexercised Stock Options	Unvested Restricted Stock Awards
Donald V. Basso	125,000	-0-
Nikolay V. Bogachev	-0-	-0-
William H. Hastings	2,712,500	-0-
Walter McCann	175,000	12,500
Robert J. Mollah	125,000	-0-
Ronald P. Pettirossi	103,125	-0-
J. Robinson West	250,000	41,667
J. Thomas Wilson	687,500	50,000

(12)	On December 8, 2010, an annual Stock Award of 15,000 shares was awarded to each of Messrs. Basso, McCann, Mollah and Pettirossi under Section 9 of the Stock Incentive Plan.
(13)	On March 31, 2010, awards of 300,000, 250,000, 75,000, 25,000, 25,000 and 25,000 non-qualified stock options were made to Messrs. Wilson, West, McCann, Mollah, Pettirossi, and Basso, respectively, pursuant to the Stock Incentive Plan. The stock options (a) have an exercise price of $2.24 per share, (b) will expire on April 1, 2020; and (c) were expressly conditioned upon the receipt of shareholder approval of the replenishment of the Stock Incentive Plan which was obtained at the December 8, 2010 annual shareholders’ meeting. Because of this approval condition, under ASC Topic 718, the “grant date” of these option awards was December 8, 2010.
(14)	Amounts reported include medical reimbursement payments. Under the Company’s medical reimbursement plan for all outside Directors, the Company reimbursed certain Directors the cost of their medical premiums, up to $750 per month. During fiscal year 2011, the aggregate cost of this reimbursement plan was $63,000.

Non-Employee Directors’ Compensation Policy

Non-employee Directors of the Board receive annual compensation as set forth in the table below. With the exception of the compensation for the Lead Independent Director, the following compensation amounts took effect on July 1, 2009 and reflect the results of the CNG Committee’s compensation study undertaken in 2008. The CNG Committee and the Board created the position of Lead Independent Director at their December 7-8, 2010 meetings and approved an annual salary of $25,000 for that position.

Compensation Type	Amount
Annual Board Member, cash retainer	$35,000
Annual Stock Award	$35,000	(1)
Chairman of the Board, cash fee	$25,000
Lead Independent Director, cash fee	$25,000
Chairman of the Audit Committee, cash fee	$16,000
Chairman of the CNG Committee, cash fee	$8,000
Member of the Audit Committee, cash fee	$10,000
Member of the CNG Committee, cash fee	$8,000

(1)	See Note 1 to Company Board Fees – fiscal year 2011.

Medical Reimbursement Plan

Under the Company’s medical reimbursement plan for all outside Directors, the Company reimbursed certain Directors the cost of their medical premiums, up to $750 per month. During fiscal year 2011, the aggregate cost of this reimbursement plan was $63,000.

Share Ownership Guidelines

In conjunction with the revised compensation policy for non-employee Directors, the Board also adopted share ownership guidelines for the non-employee Directors. Under the guidelines, each non-employee director will be required to own a minimum of 100,000 shares of the Company’s Common Stock. For all Directors serving on the Board since 2009, the guidelines must be satisfied by July 1, 2013. Messrs. West, a Director since 2010, McCann and Pettirossi are already in compliance with the share ownership guidelines. Shares purchased in the open market and shares received by Directors as annual equity awards under Section 9 of the Stock Incentive Plan may be credited toward the satisfaction of the ownership guideline.

Compensation Discussion and Analysis

Overview

In this section, we provide an overview and analysis of our executive officer compensation program and policies. Later in this amendment to Form 10-K, under the heading “Additional Information Regarding Executive Compensation,” you will find a series of tables containing specific information about the compensation earned or paid in the fiscal year ended June 30, 2011 to the following individuals, whom we refer to as our named executive officers or NEOs for the 2011 fiscal year:

•	William H. Hastings, the Company’s Senior Advisor for Business Development and its President/CEO from December 11, 2008 through September 27, 2011;

•	Antoine J. Lafargue, the Company’s CFO/Treasurer since August 2, 2010; and

•	Susan M. Filipos, the Company’s Controller and Interim CFO from May 3, 2010 until August 2, 2010.

On September 27, 2011, and subsequent to our June 30, 2011 fiscal year-end, Mr. Hastings elected to step aside as the Company’s President/CEO, positions he has held since December 11, 2008, due to the Board’s decision to relocate the Company’s headquarters from Portland, Maine to Denver, Colorado. Effective September 27, 2011, the Board appointed Mr. Wilson, a Director of and acting senior consultant to the Company and a resident of Denver, Colorado, as the Company’s new President/CEO.

Because he was appointed after the completion of our June 30, 2011 fiscal year, Mr. Wilson is not deemed to be a “Named Executive Officer” of the Company for our June 30, 2011 fiscal year, and thus does not appear in the Summary Compensation Table or the other executive compensation tables, in accordance with SEC reporting rules. For information regarding Mr. Wilson’s business experience, see Item 10 — “Directors, Executive Officers and Corporate Governance” above.

Board Oversight of Executive Compensation; Role of the CNG Committee

The Company’s executive compensation program has been developed and is continually monitored by our Board, acting on the recommendation of the CNG Committee, which during the fiscal year ended June 30, 2011 was comprised of Messrs. McCann (Chairman), Basso, Mollah, and Pettirossi. On May 27, 2009, the Board adopted a written charter for the CNG Committee, which was most recently amended on December 9, 2009. The CNG Committee has responsibilities and powers related to compensation matters, and also certain specified corporate governance matters.

Under its charter, the CNG Committee is responsible for assisting the Board in overseeing the Company’s management compensation policies and practices, including (i) determining and recommending to the Board for its approval the compensation of the Company’s President/CEO and other executive officers; (ii) reviewing and recommending to the Board for its approval management incentive compensation policies and programs, and exercising discretion in the administration of such programs; and (iii) reviewing and recommending to the Board for its approval equity compensation programs for Directors, officers, employees, and consultants, and exercising discretion in the administration of such programs.

The Board, acting upon recommendations of the CNG Committee, is ultimately responsible for determining the types and amounts of compensation paid to each of our NEOs. In fulfilling its role, the Board considers the Company’s performance and strategic objectives in determining, on an annual basis, whether any corresponding adjustments to our NEOs’ compensation levels are warranted, in light of the attainment of these performance objectives.

The CNG Committee and the Board have the authority to retain outside consultants to assist the Board in performing these responsibilities. The CNG Committee commissioned a report from a third-party compensation consultant during August 2008 to conduct a peer group and market based comparative analysis of President/CEO compensation from a group of selected oil and gas companies and to make recommendations to the CNG Committee about the amounts and types of compensation for Mr. Hastings that the Committee would recommend to the full Board. To date, the Board has not used any compensation consultant firms to determine and review the compensation or other employment terms of either Mr. Lafargue or Ms. Filipos.

During the fiscal year ended June 30, 2011, neither Mr. Hastings, Mr. Lafargue, nor Ms. Filipos determined or approved any element or component of his or her own base salary or any other aspects of his or her compensation.

Objectives of Our Compensation Program

Our executive compensation program is designed to motivate and reward our NEOs in a fiscally responsible manner, while prudently conserving cash resources to fund the Company’s growth plans and strategic objectives. The oil and gas exploration and production industry has historically been highly competitive, a trend which has increased significantly in the last decade. As a result, experienced professionals have significant career mobility.

We are a smaller company in a highly-competitive industry that competes for executive talent with a large number of exploration and production companies, many of which have significantly larger market capitalization than the Company. Our ability to motivate and reward our executive officers and other key employees is essential to maintaining a competitive position in the oil and gas business. The Board believes that our comparatively smaller size and relatively small executive management team pose unique challenges in this industry, and, therefore, are substantial factors in the design of our executive compensation program.

In light of the foregoing factors, the Board through the CNG Committee also strives to maintain compensation programs that are generally competitive within the independent oil and gas industry in the United States and in Australia. The award of base salary, annual cash bonuses, equity-based awards and benefit packages to our NEOs are approved by the Board after such matters are initially reviewed and approved by the CNG Committee and thereafter recommended by the CNG Committee to the Board for approval. Beginning with the appointment of Mr. Hastings, the Board has determined to implement a new compensation strategy by which the Company’s executive officers will be paid base salaries that are generally lower than salaries prevailing in the marketplace for similarly situated companies and will receive awards of equity compensation to supplement their cash salaries. Despite the Company’s small market capitalization, equity compensation permits the Company to attract talented executives and to offer attractive overall compensation packages by permitting our executive officers to participate in the future growth of the Company (through an increase in the price of the stock acquired through the equity awards) in lieu of receiving a higher up-front base salary. The use of equity compensation as a component of an executive officer’s overall compensation package is consistent with the Company’s objective to: (i) motivate and reward executive officers in a fiscally-responsible manner; (ii) align the interests of executive officers with those of shareholders; and (iii) conserve cash resources to fund the Company’s growth plans and strategic objectives (together, the “Compensation Objective”).

Consistent with the Compensation Objective, Mr. Hastings designed the initial compensation package for Mr. Lafargue, which included an equity compensation component. To determine the equity compensation to be included as part of Mr. Lafargue’s overall compensation package award in fiscal year 2011, management considered his experience in performing financial and strategic advisory services, his job responsibilities as CFO, his cash-based salary, the perceived value of the equity compensation, the compensation packages of other Company employees, and the number of shares approved for issuance by the Company’s shareholders through the Company’s Stock Incentive Plan. Management also considered publicly-available compensation information for executives working for similarly-situated companies operating within and outside Portland, Maine (the employment market in which the Company’s headquarters is currently located) and which appeared to our President/CEO to maintain a similar approach to executive compensation. The compensation package (including the amount of proposed equity compensation) was then presented to Mr. Lafargue for review and negotiation. In approving, and recommending to the Board for approval, the equity compensation portion of Mr. Lafargue’s compensation package, the CNG Committee considered the Compensation Objective, the recommendations of management, the perceived value of the options and proposed cash salary in light of the duties to be performed, the fact that one-half of Mr. Lafargue’s equity compensation was tied to the completion of MPAL’s acquisition of Santos Offshore Pty Ltd.’s 40% interest in the Evans Shoal gas field on or before June 30, 2011 (“Evans Shoal Transaction”), and compensation packages previously approved for other Company employees.

Periodically, the CNG Committee reviews our executive compensation program to assess whether the program remains competitive with those of similar companies, considers the program’s effectiveness in creating adequate incentives for our executive officers to find, acquire, develop, and produce oil and gas reserves in a cost-effective manner, and determines what changes, if any, are appropriate in light of our overall performance and ability to attract and retain talented executive officers.

The Board may, in addition to base salaries, authorize annual cash bonuses and equity-based awards in the future for our executive officers based upon the attainment of our operational and strategic goals. We have not adopted specific target or performance levels which would automatically result in increases or decreases in executive officer compensation. Instead, we make compensation determinations based upon a consideration of many factors, including those described below. We have not assigned relative weights or rankings to these factors. Specific elements of company performance and individual performance that we consider in setting compensation policies and making compensation decisions include the following factors:

•	the cyclical nature of the oil and gas business and industry trends in Australian and Asian/Pacific oil and gas markets;

•

the growth in the quantity and value of our proved oil and natural gas reserves, volumes of oil and natural gas produced by the Company and our executives’ ability to replace oil and natural gas produced with new oil and natural gas reserves;

•	the Company’s oil and gas finding costs and operating costs, cash flow from operations, annual revenues, and earnings per share;

•	the market value of the Common Stock on the NASDAQ and the ASX exchanges;

•

the extent to which management has been successful in finding and creating opportunities to participate in acquisition and farm-in transactions and exploitation and drilling ventures having quality prospects;

•	management’s ability to formulate and maintain sound budgets for our business activities and overall financial condition;

•	the success of our acquisition and exploration activities and the achievement by management of specific tasks and goals set by the Board and the MPAL Board of Directors from time to time;

•	the effectiveness of our compensation packages in motivating our management to remain in our employ; and

•	the ability of management to effectively implement risk management practices.

In addition to considering these performance elements, we also consider each NEO’s longevity of service and his or her individual performance, leadership, and business knowledge.

Overview of Compensation for William H. Hastings, the Company’s President/CEO for the Period of December 11, 2008 through September 27, 2011

In the fall of 2008, the CNG Committee independently retained Compensation Resources, Inc. of Upper Saddle River, N.J. (“CR”), to assist the Board in determining the appropriate compensation package for Mr. Hastings as the Company’s new President and CEO. Previous to this study, the CNG Committee had retained CR to provide a study to the Board regarding compensation for the Company’s non-employee Directors. This engagement led to the Board’s May 27, 2009 adoption of the new Directors compensation policy and directors share ownership guidelines. See “Non-Employee Directors Compensation Policy” above. The decisions to engage CR for these two projects were not made, recommended, or subject to surveying or review by management.

As part of its work on our President/CEO’s compensation package, CR performed the following functions requested by the CNG Committee and the Board: (i) assembling a peer group of approximately 20 other small and medium sized oil and gas companies, based on industry group, geographic location and comparable revenue levels (of between 50% to 200% of the Company’s historical revenues); (ii) analyzing the compensation of the President or CEO of the peer companies, by amounts and type of compensation, including cash salaries, cash bonuses, and long-term incentive-based compensation; (iii) assembling and analyzing widely-published compensation survey data (Mercer and ERI 2008 studies); (iv) recommending market consensus amounts and ranges for the compensation of our President and CEO to the CNG Committee; and (v) conducting a beneficial ownership analysis for the position of the CEO. Representatives of CR consulted with the CNG Committee frequently during the fiscal year, prior to Mr. Hastings’ appointment on December 11, 2008.

On December 11, 2008, the Board appointed Mr. Hastings as our President and CEO. Mr. Hastings’ term of employment is for five years and commenced on December 11, 2008, pursuant to a non-binding term sheet negotiated between Mr. Hastings and the CNG Committee. Under his February 9, 2009 Employment Agreement with the Company (“Hastings Agreement”), Mr. Hastings is paid a base salary currently set at $337,459 per year, subject to a yearly increase based on a measurement of inflation (“Annual Increase”). Under the Hastings Agreement, Mr. Hastings does not receive a sign-on or guaranteed cash bonuses, but is entitled to receive cash bonuses recommended by the CNG Committee and approved by the Board commensurate with his and the Company’s performance. If at any time prior to the end of the five-year term the Company terminates his employment without Cause or he resigns for Good Reason (both as defined in the Hastings Agreement), Mr. Hastings would be entitled to continue to receive his then-current base salary for the rest of the five-year term, with a minimum severance period of two years. See “Additional Information Regarding Executive Compensation — Employment Agreements with Our 2011 Named Executive Officers” below.

On December 11, 2008, Mr. Hastings was awarded 3,100,000 non-qualified stock options under the Company’s Stock Incentive Plan in two tranches, at an exercise price equal to $1.20 per share which exercise price was the fair market value as defined in Section 5(c) of the Stock Incentive Plan of a share of Common Stock as of December 11, 2008, the grant date. In connection with the negotiation and signing of the Hastings Agreement, Mr. Hastings and the Company agreed that Mr. Hastings would surrender to the Company 387,500 of the non-qualified stock options previously granted to him on December 11, 2008, with a corresponding award of 387,500 non-qualified stock options to Mr. Wilson, who has served as a member of our Board since July 9, 2009. Mr. Hastings now holds options to acquire an aggregate of 2,712,500 shares, consisting of 875,000 performance-based options and 1,837,500 time-based options. Mr. Hastings’ 875,000 performance-based options vested in full on March 2, 2011. In addition, 1,225,000 of the time-based options have fully vested, 612,500 options on December 11, 2009 and 612,500 options on December 12, 2010). The remaining 612,500 time-based options will vest on December 11, 2012.

On September 27, 2011, and subsequent to our June 30, 2011 fiscal year-end, Mr. Hastings elected to step aside as the Company’s President/CEO, due to the Board’s decision to relocate the Company’s headquarters from Portland, Maine to Denver, Colorado. Effective as of the same date, the Board appointed, at the recommendation of the CNG Committee, Mr. Hastings as the Company’s Senior Advisor for Business Development pursuant to the terms of the Hastings Agreement as amended by an Employment Agreement Addendum (“Addendum”). Under the Addendum and as Senior Advisor for Business Development, Mr. Hastings shall be paid his current salary and shall be responsible for seeking out and assisting in the development of new ventures and business opportunities for the Company, in a non-executive capacity. To the extent that Mr. Hastings’ employment is not extended beyond the initial contract term of December 11, 2013, the Addendum extends the time by which Mr. Hastings must exercise options awarded to him under the Plan to December 31, 2015. See “Additional Information Regarding Executive Compensation — Employment Agreements with Our 2011 Named Executive Officers” below.

Overview of the Compensation for Antoine J. Lafargue, CFO/Treasurer and Susan M. Filipos, Controller and Interim CFO for the Period of May 3, 2010 through August 2, 2010

On August 2, 2010, the Board appointed Antoine J. Lafargue as the Company’s new CFO/Treasurer to serve an initial employment term of three years. Mr. Lafargue’s August 2, 2010 Employment Agreement with the Company (“Lafargue Agreement”) provides for an initial base salary of $240,000 per year subject to an Annual Increase commencing on January 1, 2012. Under the Lafargue Agreement, Mr. Lafargue does not receive a sign-on or guaranteed cash bonuses, but is entitled to receive cash bonuses recommended by the CNG Committee and approved by the Board commensurate with his and the Company’s performance. If the Company terminates Mr. Lafargue’s employment without Cause or he resigns for Good Reason (both as defined in the Lafargue Agreement), Mr. Lafargue is entitled to receive a severance benefit equal to one year’s base salary, based upon his then-current base salary. See “Additional Information Regarding Executive Compensation — Employment Agreements with Our 2011 Named Executive Officers” below.

For the period of May 3, 2010 through August 2, 2010, Susan M. Filipos, the Company’s Controller since October 1, 2009, served as the Interim CFO/Treasurer of the Company. Ms. Filipos performed the duties of

Interim CFO pursuant to the terms of her original employment agreement with the Company dated September 28, 2009 (“Filipos Agreement”). See “Additional Information Regarding Executive Compensation — Employment Agreements with Our 2011 Named Executive Officers” below.

Elements of Compensation

We seek to achieve our executive compensation objectives by providing our NEOs with the following elements of compensation:

•	a base salary that represents cash compensation based on internal equity and external industry-based competitiveness;

•	an opportunity to receive an annual cash bonus award based upon the achievement of goals and objectives attained during the course of a fiscal year;

•	potential equity-based awards under the Company’s Stock Incentive Plan;

•	pension/retirement benefits and other personal benefits under our NEOs’ employment contracts, as described below;

•	benefit programs provided to our U.S. employees, including health care benefits, dental, life, and vision coverage; and

•	termination payments and other benefits under the NEOs’ employment agreements, in the event that the NEO’s employment is terminated under specified circumstances.

Each of the material elements of our compensation program is discussed in greater detail below.

Base Salary

The Board reviews and determines, after receipt of a recommendation from the CNG Committee, the base salary of each NEO. The purpose of base salary is to reflect our NEOs’ executive job responsibilities, individual performance, and competitive compensation levels. Under his employment agreement, Mr. Hastings’ current base salary is $337,459 and is subject to an Annual Increase. Under his employment agreement, Mr. Lafargue’s current base salary is $240,000 and will be subject to an Annual Increase commencing January 1, 2012. Effective April 1, 2011, and to bring her base salary more in line with the duties she performs on behalf of the Company, the Board, on the recommendation of the CNG Committee, approved an increase in Ms. Filipos’ base salary to $135,000 from $100,000.

Annual Cash Bonus Awards

The Board, pursuant to the recommendation of the CNG Committee, may award a NEO an annual cash bonus. The purpose of the cash bonus program is to better align executive performance with annual strategic goals while enhancing shareholder value. Neither the Board nor the CNG Committee pre-determines performance goals at the beginning of each year for our NEOs. Rather, the Board, pursuant to the recommendation of the CNG Committee, determines whether the award of a bonus has been warranted, in light of the Company’s performance during each completed fiscal year, including the Company’s operational results, net income, expenses, strategic development, and any performance gaps or shortfalls. The NEOs did not receive cash bonus awards during fiscal year 2011.

Equity-Based Compensation

At the December 1998 annual meeting, our shareholders approved the Company’s 1998 Stock Option Plan (the “Plan”), which permits the granting of stock options and stock appreciation rights (“SARs”) to the Directors, officers, key employees, and consultants. On December 11, 2008, the Board amended and restated the Plan, renaming the Plan the “1998 Stock Incentive Plan” (“Stock Incentive Plan”), and further amended the Stock

Incentive Plan on March 19, 2009 and May 27, 2009. On May 27, 2009, the Company’s shareholders approved the amendment and restatement of the Stock Incentive Plan, as follows:

•	the amount of shares reserved for issuance pursuant to awards made under the Stock Incentive Plan was increased by 4,205,000 shares, to a maximum of 5,205,000 shares;

•	the powers and duties of the CNG Committee to administer the Stock Incentive Plan were clarified;

•

the CNG Committee was authorized to make awards of shares of Restricted Stock (as defined in the Stock Incentive Plan), which awards may vest based on a participant’s continued service to the Company, its subsidiaries, or affiliates, or upon the satisfaction of performance measures;

•	the Stock Incentive Plan now provides for annual awards of Common Stock to the non-employee Directors of the Company; and

•

the CNG Committee is authorized to make awards of shares of Common Stock, options, SARs, or Restricted Stock that vest upon the satisfaction of pre-defined corporate performance measures identified by the CNG Committee.

At the December 2010 annual meeting, our shareholders approved a further amendment to the Stock Incentive Plan which increased the number of shares of Common Stock authorized for issuance under the Stock Incentive Plan by 2,000,000 shares, to a new aggregate total of 7,205,000 shares.

The purpose of the Stock Incentive Plan is to further the growth and prosperity of the Company and its subsidiaries through the grant of incentive awards to those officers, employees, Directors, and consultants whose past, present, and potential contributions to the Company and/or its subsidiaries are or will be important to the success of the Company. The various types of awards that may be provided under the Stock Incentive Plan are designed to enable the Company to respond to changes in compensation practices, tax laws, accounting regulations, and the size and diversity of its business. Other than the Stock Incentive Plan, the Company currently does not have any long-term incentive, nonqualified defined contribution, or other nonqualified deferred compensation plans. In addition, MPAL does not currently maintain any of its own equity-based compensation plans.

The Stock Incentive Plan provides for grants of options principally at an option price per share of 100% of the fair value of the Company’s Common Stock on the date of the grant. Options are generally granted with a one-year, two-year, or a three-year vesting period and a ten-year term. Options vest in equal annual installments over the vesting period. The Plan also provides for the grant of SARs subject to terms as determined by the CNG Committee and evidenced in a form also determined by the CNG Committee. In addition, the Plan permits the award of restricted shares to eligible participants and also permits the CNG Committee to make an annual award of shares of unrestricted Common Stock to the Company’s non-employee Directors equal in value to 50% of the annual cash retainer payable to these Directors.

For all Stock Incentive Plan awards granted, modified, or settled after July 1, 2005, we account for all equity-based awards in accordance with the requirements of ASC Topic 718. With the exception of the annual stock awards to non-employee Directors which typically occur on July 1 of each fiscal year, we do not have a specific program or plan with regard to the timing or dating of option grants or other awards and options or other awards under the Stock Incentive Plan have not been granted at regular intervals or on pre-determined dates. Rather, the Board’s decisions as to when options are granted have historically been made at the complete discretion of the Board upon the recommendation of the CNG Committee. Going forward, the Board intends to continue this practice, after receipt and consideration of recommendations for further option or other awards under the Stock Incentive Plan.

As of October 3, 2011, there were 5,200,000 stock options outstanding, of which 3,333,332 were fully-vested and exercisable. If all of these options were exercised these shares would represent approximately 5.84% of our issued and outstanding shares of Common Stock.

Mr. Hastings now holds options to acquire an aggregate of 2,712,500 shares, consisting of 875,000 performance-based options and 1,837,500 time-based options. The performance-based options have vested in full. In addition, 1,225,000 of the time-based options vested in full on December 11, 2009 (612,500 options) and on December 12, 2010 (612,500 options). The remaining 612,500 time-based options will vest on December 11, 2012.

In connection with Mr. Lafargue’s officer appointments, as described above, the CNG Committee and the full Board awarded to Mr. Lafargue non-qualified stock options covering an aggregate of 800,000 shares of the Common Stock subject to the terms and conditions of the Stock Incentive Plan, in two separate tranches, as follows: 400,000 time-based options and 400,000 performance-based options. The exercise price per share for all of the options is $1.84, which exercise price was the “fair market value” (as defined in Section 5(c) of the Stock Incentive Plan) of a share of the Common Stock as of August 2, 2010, the grant date. The time-based options will vest in three equal annual installments as follows: (a) 133,333 option shares vested in full on August 2, 2011; (b) 133,333 option shares will vest in full on August 2, 2012; and (c) 133,334 option shares will vest in full on August 2, 2013. The performance-based options were to vest in full only upon completion of the Evans Shoal Transaction. Because the Evans Shoal Transaction failed to close, the performance-based options issued to Mr. Lafargue were forfeited as of June 30, 2011 and allocated back to the share reserve for the Stock Incentive Plan. The time-based stock options will immediately be accelerated and vest in full upon the occurrence of a “Change in Control” of the Company (as defined in the Stock Incentive Plan) and upon the occurrence of other specified events.

In connection with her initial appointment as the Company’s Controller, the Company awarded to Ms. Filipos non-qualified stock options covering 150,000 shares of the Company’s Common Stock under the Stock Incentive Plan. The exercise price per share of the options was $1.40, which exercise price was the “fair market value” (as defined in Section 5(c) of the Stock Incentive Plan) of a share of the Common Stock as of October 1, 2009, the grant date. The first 75,000 tranche vested in full on October 1, 2010 and the remaining options vested in full on October 1, 2011.

Pension/Retirement Benefits

The Company does not provide qualified pension benefits or any supplemental executive retirement benefits to any of its NEOs.

Mr. Hastings, Mr. Lafargue, and Ms. Filipos are eligible to participate in the Company’s 401(k) retirement savings plan, which became effective as of October 15, 2010. Under the Company’s 401(k) plan, all employees of the Company are eligible to participate after an initial period of three months of employment. The 401(k) plan permits participants to make salary deduction contributions to their plan accounts and provides that the Company will make a 3.5% match of the employee’s contributions, up to an annual maximum of 3.5% of salary.

Additional Benefit Programs

Perquisites and other benefits represent a small part of our overall compensation package. These benefits are reviewed periodically to ensure that they are competitive with industry norms. If greater than $10,000, the aggregate costs associated with the benefits we provided to Mr. Hastings, Mr. Lafargue, or Ms. Filipos are included in the “All Other Compensation” column of the Summary Compensation Table, set forth below.

Under his employment agreement, Mr. Hastings is provided with a leased automobile as approved by the Board, consistent with the Company’s perquisite guidelines. During fiscal year 2011, the Company paid $8,379 for this arrangement and $1,560 for parking for Mr. Hastings. Under his employment agreement, Mr. Hastings also receives up to $8,000 per year in reimbursements to purchase his own family health insurance coverage, including medical, prescription, and dental benefits. In addition, the Company has purchased long-term disability insurance with coverage to age 65 for Mr. Hastings, with a maximum annual premium amount of $12,500. During fiscal year 2011, the Company paid $7,126 to a disability insurer under this arrangement. In addition, the Company has purchased $2 million of key-man life insurance coverage for Mr. Hastings.

In connection with the hiring of Mr. Lafargue, the Company agreed to reimburse his relocation expenses, which amounted to $18,925, and to reimburse his legal expenses incurred in connection with the review of his employment terms and visa application in the amount of $22,000. Under his employment agreement, Mr. Lafargue is also provided with a paid parking space at a cost during the fiscal year ended June 30, 2011 of $1,560. Consistent with the terms of his employment agreement, the Company also paid $20,212 in health insurance premiums.

Under Ms. Filipos’ employment agreement, the Company provides a paid parking space for Ms. Filipos’ use at or near the Company’s office in Portland, Maine, at a cost during the fiscal year ended June 30, 2011 of $1,560. Consistent with the terms of her employment agreement, the Company also paid $11,266 in health insurance premiums.

Tax Considerations

We operate our executive compensation program in good-faith compliance with Section 409A of the Internal Revenue Code, as permitted by the final regulations issued by the Internal Revenue Service. At this time, the Company does not expect that Section 162(m) of the Internal Revenue Code will have any effect on the Company’s executive officer compensation because it is not likely that the annual compensation paid to any executive officer will exceed $1 million.

Conclusions

The Board believes that the Company’s executive compensation program is and will be a critical element in ensuring the Company’s continued success as it grows and pursues its strategic objectives. Motivation, attraction, retention, and the NEOs’ alignment with the interests of the Company’s shareholders are the key objectives of the program. The continued improvement in business results and increased shareholder value are driven by the performance of highly-motivated executives. In the opinion of the Board, the design and operation of the Company’s executive compensation programs, along with the monitoring of our executive officers’ performance against the factors identified above, reasonably result in compensation levels appropriate to promote the Company’s continued success and the best interests of its shareholders as the Company continues to grow and pursues its strategic objectives.

Compensation, Nominating and Governance Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management of the Company and, based on our review and discussions and such other matters deemed relevant and appropriate by the Board, we recommend that the Compensation Discussion and Analysis be included in this Form 10-K Amendment.

The Compensation, Nominating and Governance Committee

Walter McCann (Chairman)
Ronald P. Pettirossi
Donald V. Basso
Robert J. Mollah

Additional Information Regarding Executive Compensation

Employment Agreements with Our 2011 Named Executive Officers

The Company has entered into written employment agreements with each of Messrs. Hastings, Lafargue, and Ms. Filipos which provide certain severance payments and other benefits, in the event that their respective employment with the Company is terminated under various circumstances, as described below. Generally, we use these provisions to provide some assurance to the Board that the Company will continue to be able to rely on our NEOs continuing in their positions with us, without concern that they might be distracted by the personal uncertainties and risks created by any proposed or threatened change of control of the Company.

Mr. Hastings

On February 3, 2009, the Company entered into an Employment Agreement with Mr. Hastings to serve as our President and CEO, effective as of December 11, 2008. The Hastings Agreement provides for a five-year term of employment. The Company may give Mr. Hastings notice six months before the 5th anniversary of such date of its intent to let the Hastings Agreement terminate, or to renew Mr. Hastings’ employment with the Company for a duration and on terms and conditions to be negotiated by the parties at that time. Under the Hastings Agreement, Mr. Hastings agreed to serve as President and CEO of the Company and to devote substantially all of his business time and attention and best efforts to the affairs of the Company and its subsidiaries and his duties. The Hastings Agreement provides that Mr. Hastings shall be nominated as a Director of the Company’s Board from time to time in the future during the term of the agreement.

Under the Hastings Agreement, Mr. Hastings is paid an annual salary of $300,000, subject to an Annual Increase (current salary is $337,459). During the term of the Hastings Agreement, Mr. Hastings does not receive a sign-on or other guaranteed bonus, but is entitled to receive bonuses recommended in the future by the CNG Committee and approved by the Board. Mr. Hastings is also entitled to reimbursement of his business expenses while performing services for the Company.

The Hastings Agreement confirms Mr. Hastings’s receipt of the stock options awarded to him on December 11, 2008, and his surrender to the Company of 387,500 of those stock options, as described under “Option Award Agreements” below. Future awards of equity to Mr. Hastings will be made under the Stock Incentive Plan, at the sole discretion of the Board of Directors, after receipt of a recommendation from the CNG Committee. In addition, the Company has agreed to provide Mr. Hastings up to $8,000 per year of reimbursement for health insurance and to purchase and pay annual premiums for a long-term disability insurance policy covering Mr. Hastings and a ten-year term life insurance policy. Mr. Hastings has agreed to customary confidentiality, cooperation, non-solicitation, non-competition, non-disparagement, and related requirements.

The Hastings Agreement may be terminated in the event of Mr. Hastings’ death or “disability” (as defined in the Hastings Agreement) during the term of the agreement. If Mr. Hastings dies or becomes disabled, the Company will pay Mr. Hastings: (i) his base salary through the date of such termination of employment, plus his base salary for the period of any vacation time earned but not taken for the year of termination of employment; (ii) any other compensation and benefits to the extent actually earned by him under any other benefit plan or program of the Company as of the date of such termination of employment; and (iii) any reimbursement amounts owing to Mr. Hastings (the amounts in (i), (ii), and (iii) are referred to as the “Accrued Obligations”). If Mr. Hastings terminates his employment at any time during the term of the agreement , for a reason other than “Good Reason” as defined below, he will be entitled to payment of only the Accrued Obligations.

The Hastings Agreement may also be terminated for “Cause” by the Company. “Cause” is defined as (i) an act or acts of dishonesty or fraud relating to the performance of his services to the Company; (ii) a breach of his duties or responsibilities under the Hastings Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) his conviction of a felony or any crime involving moral turpitude; (iv) his material failure (for reasons other than death, illness, injury or Disability) to perform his duties under the Hastings Agreement or insubordination (defined as refusal to execute or carry out the lawful and ethical directions from the Board or its duly appointed designees) where he has been given written notice of the acts or omissions constituting such failure or insubordination and he has failed to cure such conduct, where susceptible to cure, within ten days following such notice; or (v) a breach of any provision of any material policy of the

Company or any of his non-competition, non-disclosure, and related obligations under the Hastings Agreement. If the Hastings Agreement is terminated for “Cause,” Mr. Hastings will only be entitled to receive payment of the Accrued Obligations.

The Company is entitled to terminate Mr. Hastings’ employment for any reason other than death, Disability or Cause upon at least 30 days written notice to Mr. Hastings. In addition, Mr. Hastings may terminate his employment with the Company for “Good Reason,” as specified in the Hastings Agreement. The Hastings Agreement defines “Good Reason” as: (i) a material negative change in the scope of the authority, functions, duties, or responsibilities of his employment from that which is contemplated by the Hastings Agreement; provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another corporation shall not constitute Good Reason; (ii) any reduction in his base salary; (iii) the Company materially changing the geographic location in which he must perform services from the Portland, Maine metropolitan area; or (iv) any material breach by the Company of any provision of the Hastings Agreement without Mr. Hastings having committed any material breach of his obligations under the Hastings Agreement, in each case of (i), (ii), (iii), or (iv), which breach is not cured by the Company within 30 days following written notice thereof to the Company of such breach.

If the Company terminates Mr. Hastings’ employment for any reason other than death, Disability or Cause or if Mr. Hastings terminates his employment for “Good Reason,” then the Company shall pay to Mr. Hastings the following: (i) the Accrued Obligations; and (ii) a defined severance benefit (the “Severance Benefit”). The Severance Benefit shall equal the amount of base salary that Mr. Hastings would have received if he remained employed for the balance of the Term, based upon his then-current base salary without further increase; provided however, that the Severance Benefit may not be less than 24 months of Mr. Hastings’ then-current salary without further increase. The Severance Benefit as so determined shall be divided into 24 equal installments and paid out to Mr. Hastings after termination of employment. For a quantification of the payments to be made to Mr. Hastings under these various circumstances, see “Post Termination Payments and Benefits” below.

As of September 27, 2011, Mr. Hastings stepped aside as the Company’s President/CEO. Pursuant to the terms of a September 27, 2011 addendum to Mr. Hastings February 3, 2009 Employment Agreement with the Company (“Addendum”), Mr. Hastings remains a Director of the Company, will stand for re-election for another three-year term at the 2011 annual meeting of shareholders and will continue to serve the Company in a non-executive capacity as Senior Advisor for Business Development through at least December 13, 2013, the end of the term of the Hastings Agreement. As Senior Advisor for Business Development, Mr. Hastings will seek out and assist in the development of new ventures and business opportunities for the Company. Under the Addendum, Mr. Hastings receives the same compensation (currently $337,500) and benefits provided in the Agreement. The Addendum also provides that Mr. Hastings will not be required to relocate to Denver, Colorado or any other office location and permits him to work from his home office in Maine. The Addendum, however, requires Mr. Hastings to report to and work out of the Company’s office in Portland, Maine as needed while that office remains in operation and to make himself reasonably available to travel on behalf of the Company as necessary to carry out the essential functions of his new position as Senior Advisor.

Under the Addendum, the Company provides Mr. Hastings with office supplies, computer equipment and other necessary and appropriate support required to fulfill the responsibilities of his new position and reimburses Mr. Hastings for his business expenses consistent with the Company’s policies regarding business expense reimbursements. Pursuant to the Addendum, the Company and Mr. Hastings also agree that none of the changes to the terms of his employment as set forth in the Addendum provides Mr. Hastings with “Good Reason” to terminate his employment under the terms of his original Employment Agreement. The Addendum also provides for reimbursement of certain legal expenses incurred by Mr. Hastings in connection with the changes to his employment status and gives the Company, under certain circumstances, the right of first refusal to buy back shares of the Company’s common stock acquired by Mr. Hastings through the exercise of options granted to him by the Company under a February 3, 2009 Nonqualified Stock Option Award Agreement and a Nonqualified Option Performance Award Agreement of the same date (collectively, the “Option Agreements”). The

Addendum also amends the Option Agreements to extend the term under which Mr. Hastings can exercise the underlying options until the later of the date provided for in the agreements or December 31, 2015 and to permit Mr. Hastings to pay some or all of the exercise price of options by surrendering to the Company shares of the Company’s common stock that he already owns at the time of exercise. The Board has authorized a corresponding amendment to the Stock Incentive Plan to permit the exercise of options through this contemplated process.

Mr. Lafargue

On August 2, 2010, the Company entered into an Employment Agreement (“Lafargue Agreement”) with Mr. Lafargue under which he serves as the Company’s CFO and Treasurer, effective as of August 2, 2010.

The Lafargue Agreement provides for a three-year term of employment (the “Initial Term”), commencing on August 2, 2010, unless earlier terminated as provided in the Lafargue Agreement. If not terminated earlier than August 2, 2013, the Initial Term will be automatically renewed for one or more successive two-year periods (each, a “Renewal Term”) unless in each case at least six months prior to the end of the Initial Term or Renewal Term, as the case may be, either the Company or Mr. Lafargue gives written notice to the other party electing to permit the Lafargue Agreement to terminate on the last day of the Initial Term or Renewal Term, as the case may be. Under the Lafargue Agreement, Mr. Lafargue will devote substantially all of his business time and attention and best efforts to the affairs of the Company and its subsidiaries and his duties. He will report to the Company’s President and CEO. Mr. Lafargue has also agreed to customary confidentiality, cooperation, non-solicitation, non-competition, non-disparagement, and related requirements.

Mr. Lafargue is paid an annual salary of $240,000, subject to an Annual Increase. Mr. Lafargue is entitled to receive cash bonuses recommended in the future by the CNG Committee and approved by the Board. Mr. Lafargue is entitled to reimbursement of relocation expenses ($18,925 were incurred during the Company’s fiscal year ended June 30, 2011), certain advisory expenses and reimbursement of his business expenses while performing services for the Company.

The Lafargue Agreement confirms the award to Mr. Lafargue of 800,000 non-qualified stock options under the Company’s Stock Incentive Plan, of which 400,000 were time-based options and 400,000 were performance-based options that were to vest only upon the closing of the Evans Shoal Transaction on or before June 30, 2011. Because that transaction failed to close, the performance-based options were forfeited as of June 30, 2011.

The Lafargue Agreement may be terminated by the Company in the event of Mr. Lafargue’s death or “disability” (as defined in the Lafargue Agreement). If Mr. Lafargue dies or becomes disabled, then the Company will pay Mr. Lafargue or his representatives: (i) his base salary through the date of such termination of employment, plus his base salary for the period of any vacation time earned but not taken for the year in which termination of employment occurs; (ii) any other compensation and benefits to the extent actually earned by him under any other benefit plan or program of the Company as of the date of such termination of employment; and (iii) any reimbursement amounts owing to Mr. Lafargue (the amounts in (i), (ii), and (iii) are referred to as the “Accrued Obligations”). The Lafargue Agreement may also be terminated for “Cause” by the Company. “Cause” is defined as (i) an act or acts of dishonesty or fraud relating to the performance of his services to the Company; (ii) a breach of his duties or responsibilities under the Lafargue Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) his conviction of a felony or any crime involving moral turpitude; (iv) his material failure (for reasons other than death, illness, injury or Disability) to perform his duties or insubordination (defined as refusal to execute or carry out the lawful directions from the Board or its duly-appointed designees) where he has been given written notice of the acts or omissions constituting such failure or insubordination and he has failed to cure such conduct, where susceptible to cure, within ten days following such notice; or (v) a breach of any provision of any material policy of the Company or any of his non-competition, non-disclosure, and related obligations under the Lafargue Agreement. If the Lafargue Agreement is terminated for “Cause,” Mr. Lafargue will only be entitled to receive payment of the Accrued Obligations.

The Company is entitled to terminate Mr. Lafargue’s employment for any reason other than non-renewal, death, Disability, or Cause upon at least 30 days written notice to Mr. Lafargue. If the Company terminates Mr. Lafargue’s employment for any reason other than non-renewal, death, Disability, or Cause, then the Company shall pay to Mr. Lafargue (i) the Accrued Obligations; (ii) a defined severance benefit (the “Severance Benefit”); and (iii) certain continuing health insurance payment benefits, if Mr. Lafargue elects to continue insurance coverage under the Company’s health insurance plans pursuant to COBRA following termination of employment. The Severance Benefit shall equal the amount of base salary that Mr. Lafargue would have received if he remained employed for the balance of the Initial Term or Renewal Term, as the case may be, based upon his then-current base salary without further increase; provided, however, that the Severance Benefit may not be less than an amount equal to 12 months of Mr. Lafargue’s then-current salary without further increase. The Severance Benefit as so determined shall be divided into 12 equal installments and paid out to Mr. Lafargue after termination of employment according to a one-year payment schedule.

Mr. Lafargue is also entitled to terminate his employment with the Company for “Good Reason.” In the event of his termination of employment for Good Reason, Mr. Lafargue shall be entitled to receive a severance benefit equal to one year’s base salary, based upon his then-current base salary without further increase, which shall be paid according to the same one-year payment schedule described above. “Good Reason” means, without Mr. Lafargue’s consent: (A) a material negative change in the scope of the authority, functions, duties, or responsibilities of his employment from that which is contemplated by the Lafargue Agreement; provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another entity shall not constitute Good Reason; (B) the Company materially changing the geographic location in which he must perform services from the Portland, Maine metropolitan area; or (C) any material breach by the Company of any provision of the Lafargue Agreement without Mr. Lafargue having committed any material breach of his obligations under the Lafargue Agreement, in each case of (A), (B), or (C), which breach is not cured by the Company within 30 days following written notice thereof to the Company of such breach. If Mr. Lafargue elects to terminate his employment for any reason other than Good Reason, he will be entitled to payment of only the Accrued Obligations but may, if the Company elects, be entitled to receive an amount equal to one month of his then-current base salary.

Ms. Filipos

On September 28, 2009, the Company entered into an employment agreement (“Filipos Agreement”) with Ms. Filipos which provides for an at-will term of employment and also contains customary confidentiality, cooperation, non-solicitation, non-competition, non-disparagement, and related requirements. The Filipos Agreement provides that Ms. Filipos is paid an annual salary in the amount of $100,000 (subject to an Annual Increase) and is entitled to reimbursement of business expenses while performing services for the Company.

The Filipos Agreement may be terminated by the Company in the event of Ms. Filipos’ death or “disability” (as defined in the Filipos Agreement). If Ms. Filipos dies or becomes disabled, then the Company will pay Ms. Filipos or her representatives: (i) her base salary through the date of such termination of employment, plus her base salary for the period of any vacation time earned but not taken for the year of termination of employment; (ii) any other compensation and benefits to the extent actually earned by her under any other benefit plan or program of the Company as of the date of such termination of employment, and (iii) any reimbursement amounts owing to Ms. Filipos (amounts in (i), (ii) and (iii) are referred to as the “Accrued Obligations”).

The Filipos Agreement may be terminated for “Cause” by the Company. “Cause” is defined as (i) an act or acts of dishonesty or fraud relating to the performance of her services to the Company; (ii) a breach of her duties or responsibilities under the Filipos Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) her conviction of a felony or any crime involving moral turpitude; (iv) her failure (for reasons other than death or Disability) to perform her duties or insubordination (defined as refusal to execute or carry out lawful directions from the Board or its duly appointed designees) where she has been given written notice of the acts or omissions constituting such failure or insubordination and she has failed to cure such conduct, where susceptible to cure, within twenty days following such notice; (v) a breach of any provision of any material policy of the Company where she has been given written notice of the breach and has failed to cure such conduct, where susceptible to cure, within twenty days following such notice; or (vi) any of her non-competition, non-disclosure, and related obligations under the Filipos Agreement. If the Filipos Agreement is terminated for Cause, Ms. Filipos will only be entitled to receive payment of the Accrued Obligations . If the Company terminates Ms. Filipos’ employment for any reason other than death, disability or Cause, then the Company shall pay to Ms. Filipos the Accrued Obligations and a severance benefit equal in amount to one year’s base salary, based upon her then-current based salary without further increase.

Effective August 16, 2011, the Company enter into an amendment to the Filipos Agreement to reflect a new base salary of $135,000 and to incorporate provisions permitting termination by Ms. Filipos for Good Reason consistent with the terms contained in the employment agreements of other senior executives and, due to the increase in base salary effective April 1, 2011, to reset the commencement of the Annual Increase to July 1, 2012. In the event of her termination of employment for Good Reason, Ms. Filipos shall be entitled to receive a severance benefit equal to one year’s base salary, based upon her then-current base salary without further increase. “Good Reason” means, without Ms. Filipos’ consent: (i) a material negative change in the scope of the authority, functions, duties, or responsibilities of her employment from that which is contemplated by the Filipos Agreement; provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another entity shall not constitute Good Reason; (ii) any reduction in her base salary; (iii) the Company materially changing the geographic location in which she must perform services from the Portland, Maine metropolitan area; or (iv) any material breach by the Company of any provision of the Filipos Agreement without Ms. Filipos having committed any material breach of her obligations under the Filipos Agreement, in each case of (i), (ii), (iii), or (iv), which such breach is not cured by the Company within 30 days following written notice thereof to the Company of such breach. If Ms. Filipos terminates her employment for other than Good Reason, she will be entitled to payment of only Accrued Obligations.

Compensation Risk Analysis

The CNG Committee has determined that the Company’s management compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

While the Company’s focus on equity as opposed to cash compensation may theoretically create an environment that encourages the taking of excessive risk by employees in order to elevate and capitalize on an increase in the price of the Company’s Common Stock, the CNG Committee concluded that this compensation approach does not subject the Company to material risk due to the following mitigating factors:

•

Ownership of Company equity by officers and other employees creates an interest in the long-term viability of the Company and arguably deters rather than encourages risk-taking initiatives while aligning employee interests with those of the shareholders;

•

Equity compensation has been typically limited to option awards that contain vesting provisions based on a lapse of time (typically three years) or the completion of a specific long-term task to the satisfaction of the President/CEO and the Board;

•	Option awards that have yet to vest are forfeited if the Company terminates an employee for cause or if the employee resigns without good reason;

•

The Company’s Insider Trading Policy prohibits officers and employees from conducting short-term trading in the Common Stock and requires executive officers and other employees with access to non-public material information about the Company to pre-clear purchases and sales of Company securities and trade only during open trading windows, subject to certain exceptions set forth in the policy;

•	The BDC monitors the progress of strategic initiatives and provides progress reports to the Board;

•	Independent third parties review the Company’s oil and gas reserves to ensure that appropriate reserve levels are utilized in determining operational results for financial reporting purposes; and

•	Independent public accountants annually assess the Company’s internal financial controls and perform annual audits of the Company’s financial statements.

Further, the CNG Committee noted that minimal risk to the Company results from other potential components of employee compensation (e.g., annual base salary and eligibility for an annual cash bonus, and certain other negotiated perquisites and other benefits), collectively, “Other Benefits,” for the following reasons:

•	An employee may be terminated at any time. Other Benefits cease upon the termination unless otherwise extended in the applicable employment agreement;

•

Cash bonuses are discretionary. The Board, upon the recommendation of the CNG Committee, determines whether or not to award annual cash bonuses to NEOs based on an assessment of the performance of the Company during the most recently completed fiscal year as well as that of each NEO. Management determines the eligibility of other employees to receive a bonus pursuant to similar criteria; and

•

Post-termination benefits, if any, are limited by the terms of the employment agreement in the event that termination results from cause, death, disability, or voluntary resignation (without good reason).

Executive Compensation Tables

The following table sets forth certain summary information concerning the compensation awarded to, paid to, or earned by Mr. Hastings, our President and CEO during fiscal year 2011 and Mr. Lafargue, our CFO since August 2, 2010 and Ms. Filipos, our current Controller and Interim CFO for the period of May 3, 2010 through August 2, 2010 (together, our “Named Executive Officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)		Total ($)
William H. Hastings, President/CEO (1)	2011	$325,021	$0	$0	$0	$0	$28,806	(4)	$353,827
	2010	$312,000	$0	$0	$0	$0	$28,291		$340,291
	2009	$165,769	$0	$0	$1,881,501	$0	$5,099		$2,052,369

Antoine J. Lafargue, CFO/Treasurer	2011	$220,000	$0	$0	$432,399	$4,186	$62,697	(5)	$715,096
	2010	—	—	—	—	—	—		—
	2009	—	—	—	—	—	—		—

Susan M. Filipos — Controller and former Interim CFO/Treasurer	2011	$108,750	$0	$0	$0	$3,065	$12,826	(6)	$121,576
	2010	72,917	$0	$0	$115,867	$0	$9,756		$198,540
	2009	—	—	—	—	—	—		—

(1)	The Board appointed Mr. Hastings as the Company’s President/CEO effective December 11, 2008 and he served in those positions until September 27, 2011. Mr. Hastings also serves as a Director of the Company and is a member of the Board of Directors of MPAL. Mr. Hastings is not compensated for his service on the Board or as a member of MPAL’s Board of Directors.
(2)	Amounts reported represent the aggregate grant date fair value of the equity awards calculated in accordance with ASC Topic 718.

(3)	Amounts reported reflect the annual Company 3.50% match of the employee’s contribution to the Company’s 401(k) plan.
(4)	Amounts reported for Mr. Hastings for 2011 include payments of: (a) $4,785 life insurance premium; (b) $7,126 disability insurance premium; (c) $6,956 health insurance premium; (d) $8,379 for a leased automobile; and (e) $1,560 for parking.
(5)	Amounts reported for Mr. Lafargue for 2011 include payments of: (a) $20,212 health insurance premium; (b) $1,560 for parking; (c) $18,925 for relocation expenses; and (d) $22,000 for legal expenses relating to the negotiation of employment terms.
(6)	Ms. Filipos has served as the Company’s Controller since October 1, 2009 and also served as the Company’s Interim CFO from May 3, 2010 until August 2, 2010. Amounts shown for Ms. Filipos include payments of: (a) $11,266 health insurance premium; and (b) $1,560 for parking.

Grant of Plan-Based Awards Table

The following grants were made during the 2011 fiscal year to our NEOs pursuant to the Company’s Stock Incentive Plan:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or base price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
William H. Hastings (1)	—	—	—	—	—	—	—	—	—		—	—

Antoine J. Lafargue	8/2/11	—	—	—	—	—	—	—	400,000	(2)	$1.84	432,399
	8/2/11	—	—	—	—	—	—	—	400,000	(3)	$1.84	366,766

Susan M. Filipos (1)		—	—	—	—	—	—	—	—		—	—

(1)	Neither Mr. Hastings nor Ms. Filipos were awarded any Plan-based awards during the fiscal year ended June 30, 2011.
(2)	On August 2, 2011, Mr. Lafargue was awarded 400,000 non-qualified, time-based options, of which 133,333 vested on August 2, 2011. Mr. Lafargue’s remaining unvested time-based options vest as follows: 133,333 on August 2, 2012 and 133,334 on August 2, 2013.
(3)	On August 2, 2011, Mr. Lafargue was also awarded 400,000 performance-based options which were to vest in full only upon completion of the Evans Shoal Transaction on or before June 30, 2011. Because the Evans Shoal Transaction failed to close by June 30, 2011, the performance options were forfeited on that date.
(4)	The amount shown represents the aggregate grant date fair value of the stock options awarded on each grant date, using either the Monte Carlo pricing model or the Black-Scholes pricing model.

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding stock options awards as of June 30, 2011 under the Stock Incentive Plan for each of our NEOs:

Outstanding Equity Awards at Fiscal Year End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William H. Hastings	1,225,000	(1)	612,500	(1)	—	$1.20	12/11/2018
William H. Hastings	875,000	(2)	—		—	$1.20	12/11/2018
Antoine J. Lafargue	133,000	(3)	266,666		—	$1.84	08/02/2020
Susan M. Filipos	150,000	(4)	75,000		—	$1.40	10/1/2019

(1)	Options are generally granted with a two-year or a three-year vesting period and a ten-year term. Options vest in equal annual installments over the vesting period, which is also the requisite service period. Mr. Hastings’ remaining unvested time-based option shares vest on December 11, 2011.
(2)	Mr. Hastings’ performance-based options cover an additional 875,000 shares and vested in full on March 2, 2011, upon attainment of the specified performance condition.
(3)	In connection with his initial appointment as the Company’s CFO/Treasurer, Mr. Lafargue was awarded 400,000 non-qualified, time-based stock options, of which 133,333 vested on August 2, 2011. Mr. Lafargue’s remaining unvested time-based option shares vest as follows: 133,333 on August 2, 2012 and 133,334 on August 2, 2013, provided that Mr. Lafargue remains employed by the Company through such dates.
(4)	In connection with her initial appointment as the Company’s Controller, Ms. Filipos was awarded 150,000 non-qualified stock options, 75,000 of which options vested on October 1, 2010 and another 75,000 options vested on October 1, 2011.

Option Exercises and Stock Vested for Fiscal Year Ended June 30, 2011

Because our NEOs did not exercise any stock options during the fiscal year ended June 30, 2011, the “Option Exercises and Stock Vested” table required by Item 402(g) of Regulation S-K has been omitted.

Pension Benefits for Fiscal Year Ended June 30, 2011

Mr. Hastings, Mr. Lafargue, and Ms. Filipos are eligible, as Company employees, to participate in the Company’s 401(k) retirement savings plan, which became effective as of October 15, 2010. The Company has no other plans or programs that provide for specified retirement payments or benefits at, following, or in connection with the retirement of Mr. Hastings, Mr. Lafargue, or Ms. Filipos; consequently, the “Pension Benefits” table required by Item 402(h) of Regulation S-K has been omitted.

Nonqualified Deferred Compensation

Because the Company did not provide our NEOs with any forms of deferred compensation during fiscal 2011, the “Nonqualified Deferred Compensation” table required by Item 402(i) of Regulation S-K has been omitted.

Post Termination Payments and Benefits

The tables below reflect the amount of compensation payable to each of Mr. Hastings, Mr. Lafargue, and Ms. Filipos in the event of termination of their respective employment by the Company under various circumstances. The amount of compensation payable upon resignation, retirement, disability, death, termination for cause, termination without cause and for good reason as defined in their respective agreements, of each NEO is estimated below. The amounts shown in the table assume that the employment of the NEO with the Company was terminated as of June 30, 2011.

William H. Hastings

Benefit	Death or Disability		Termination for Cause		Termination By Mr. Hastings		Termination for Good Reason or by the Company Without Cause
Severance Payment	$12,000	(1)	$12,000	(1)	$12,000	(1)	$812,553	(2)
Medical Coverage	$0		$0		$0		$0
Insurance Benefits		(3)	$0		$0		$0
Equity Award Acceleration	$0		$0		$0		$294,000	(4)
Other Benefits	$0		$0		$0		$0

Total:	$12,000		$12,000		$12,000		$1,106,553

(1)	Represents accrued unused vacation pay.
(2)	Represents a severance payment to Mr. Hastings equal in value to Mr. Hastings’ base salary payable from the entire period from July 1, 2011 to December 11, 2013, calculated at an annual base salary amount of $325,021 per year as reported in the Summary Compensation Table, in accordance with Mr. Hastings’ employment agreement as amended by the Addendum.
(3)	Under his employment agreement, if Mr. Hastings’ employment is terminated by reason of his “Disability” as defined in the agreement, Mr. Hastings will receive disability benefits paid pursuant to a disability insurance policy obtained by the Company for Mr. Hastings. If at any time prior to December 11, 2013, Mr. Hastings fails to qualify for the continued receipt of disability payments pursuant to the policy, then the Company will make monthly payments to Mr. Hastings to replace his payments under the disability insurance for the lesser of 24 months or the number of months remaining prior to December 11, 2013, the fifth anniversary of Mr. Hastings’ commencement of employment.
(4)	Under his two option agreements, if Mr. Hastings’ employment is terminated by the Company without “Cause” or if he terminates his employment for “Good Reason,” then his 612,500 unvested time-based option shares will accelerate and fully vest. Based on applicable SEC rules and regulations, Mr. Hastings would have received $294,000 as compensation related to such acceleration and vesting, which was calculated based on the difference between the $1.20 exercise price of each option and $1.68, the fair market value of a share of our Common Stock on June 30, 2011.

Antoine J. Lafargue

Benefit	Death or Disability	Termination for Cause	Termination By Mr. Lafargue	Termination for Good Reason or by the Company Without Cause
Severance Payment	$0	$0	$0	$240,000	(1)
Medical Coverage	$0	$0	$0	$0
Insurance Benefits	$0	$0	$0	$0
Equity Award Acceleration	$0	$0	$0	$0
Other Benefits	$0	$0	$0	$0	(2)

Total:	$0	$0	$0	$240,000

(1)	Represents a severance payment equal to $240,000, which is one year’s salary for Mr. Lafargue as of June 30, 2011.
(2)

Under his non-qualified time-based option agreement, if Mr. Lafargue’s employment is terminated by the Company without “Cause” or if he terminates his employment for “Good Reason”, then his 266,000 unvested time-based option shares will accelerate and fully vest. Based on SEC rules and regulations,

Mr. Lafargue would have received $0.00 as compensation related to such acceleration and vesting, which was calculated based on the difference between the $1.84 exercise price of each option and $1.68, the fair market value of a share of our Common Stock on June 30, 2011.

Susan M. Filipos

Benefit	Death or Disability	Termination for Cause	Termination By Mr. Lafargue	Termination for Good Reason or by the Company Without Cause
Severance Payment	$0	$0	$0	$135,000	(1)
Medical Coverage	$0	$0	$0	$0
Insurance Benefits	$0	$0	$0	$0
Equity Award Acceleration	$0	$0	$0	$0
Other Benefits	$0	$0	$0	$0

Total:	$0	$0	$0	$135,000

(1)	Represents a severance payment equal in amount to $135,000, Ms. Filipos’ base salary as of June 30, 2011.

Compensation Nominating and Governance Committee Interlocks and Insider Participation

The only officer or employee of the Company or any of its subsidiaries, or former officers or employees of the Company or any of its subsidiaries, who participated in the deliberations of the Board concerning executive officer compensation during the fiscal year ended June 30, 2011 was Mr. Hastings, who provided input and advice to the CNG Committee regarding the compensation of other current and former officers of the Company. Neither Mr. Hastings, Mr. Lafargue nor Ms. Filipos participated in any discussions or deliberations regarding his or her own compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth the number of shares of the Company’s Common Stock owned beneficially as of October 21, 2011 (unless another date is specified by footnote below) by each Director of the Company and each NEO listed in the Summary Compensation Table on page 26, and by all current Directors and current executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership*
Name of Individual or Group	Shares	Options	Percent of Class
Donald V. Basso (1)	77,900	108,333	*	*
Nikolay Bogachev (2)	13,627,463	0	23.46%
Susan M. Filipos (3)	52,878	150,000	*	*
William H. Hastings (4)	428,888	2,100,000	4.53%
Antoine J. Lafargue (5)	0	133,333	*	*
Walter McCann (6)	141,868	125,000	*	*
Robert J. Mollah (7)	82,112	108,333	*	*
Ronald P. Pettirossi (8)	113,875	86,458	*	*
J. Robinson West (9)	155,000	83,333	*	*
J. Thomas Wilson (10)	798,804	400,000	2.21%
Directors and Executive Officers as a Group (a total of 9 persons)	15,425,910	3,144,790	32.64%

*	Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed.

**	The percent of class owned is less than 1%.
(1)	Mr. Basso, a Director, is the direct beneficial owner of 77,900 shares of Common stock and holds time-based options to acquire an aggregate of 125,000 shares of Common Stock. Under SEC reporting rules, Mr. Basso has acquired beneficial ownership of 108,333 time-based options, which vested in full on November 28, 2005 (100,000 options) and April 1, 2011 (8,333 options). The remaining 16,667 time-based options vest in two tranches, the first tranches of 8,333 options vest on April 1, 2012 and the second tranches of 8,334 options will vest on April 1, 2013.
(2)	The amount reported in the “Shares” column is based on Mr. Bogachev’s, a Director, Form 4 filed with the SEC on December 9, 2010 and includes 15,000 shares owned directly and an aggregate of 13,612,463 shares (inclusive of 4,347,826 shares which YEP has the right to acquire pursuant to a warrant, the “Warrant”) beneficially owned indirectly through YEP. Mr. Bogachev is the President and CEO of YEP, the Company’s strategic investor since July 9, 2009. YEP has pledged 9,264,637 shares and the Warrant to purchase 4,347,826 shares to SOPAK AG, a Swiss corporation, pursuant to a written pledge agreement. The pledge agreement does not grant to the pledgee, prior to default, the power to vote or to direct the vote of the pledged shares, the power to dispose or direct the disposition of the pledged shares or the power to exercise or direct the exercise of the Warrant.
(3)	Ms. Filipos, the Company’s Controller and its Interim CFO/Treasurer from April 30, 2010 through August 2, 2010, is the beneficial owner of 52,878 shares of Common Stock and holds time-based options to acquire an aggregate of 150,000 shares of Common Stock. Unser SEC reporting rules, Ms. Filipos has acquired beneficial ownership of 150,000 time-based options, which vested in full on October 1, 2010 (75,000 options) and October 1, 2011 (75,000 options).
(4)	Mr. Hastings, a Director and the Company’s current Senior Advisor for Business Development and its President/CEO from December 11, 2008 through September 27, 2011, is the direct beneficial owner of 428,888 shares of Common Stock and holds options to acquire an aggregate of 2,712,500 shares, consisting of 875,000 performance based options and 1,837,500 time-based options. Under SEC reporting rules, Mr. Hastings has acquired beneficial ownership of the 875,000 performance-based options, which vested in full on March 2, 2010, and 1,225,000 of the time-based options, which vested in full on December 11, 2009 (612,500 options) and December 12, 2010 (612,500 options). The remaining 612,500 time-based options will vest on December 11, 2012.
(5)	Mr. Lafargue holds time-based options to acquire an aggregate of 400,000 shares of Common Stock. Under SEC reporting rules, Mr. Lafargue has acquired beneficial ownership of 133,333 time-based options, which vested in full on August 2, 2011. The remaining 266,667 time-based options will vest in two tranches, the first tranche of 133,333 options will vest on August 2, 2012 and the second tranche of 1333,334 options will vest on August 2, 2013.
(6)	Mr. McCann, a Director, is the direct beneficial owner of 141,868 shares of Common Stock and holds time-based options to acquire an aggregate of 175,000 shares of Common Stock. Under SEC reporting rules, Mr. McCann has acquired beneficial ownership of 125,000 time-based options, which vested in full on November 28, 2005 (100,000 options) and April 1, 2011 (8,333 options). The remaining 50,000 time-based options vest in two tranches, the first tranche of 25,000 options will vest on April 1, 2012 and the second tranche of 25,000 options will vest on April 1, 2013.
(7)	Mr. Mollah, a Director, is the direct beneficial owner of 82,112 shares of Common Stock and holds time-based options to acquire an aggregate of 125,000 shares of Common Stock. Under SEC reporting rules, Mr. Mollah has acquired beneficial ownership of 108,333 time-based options, which vested in full on November 28, 2005 (100,000 options) and April 1, 2011 (8,333 options). The remaining 16,667 time-based options vest in two tranches, the first tranche of 8,333 options vest on April 1, 2012 and the second tranche of 8,334 options will vest on April 1, 2013.
(8)	Mr. Pettirossi, Director, is the direct beneficial owner of 113,875 shares of Common Stock and holds time-based options to acquire an aggregate of 103,125 shares of Common Stock. Under SEC reporting rules, Mr. Pettirossi has acquired beneficial ownership of 86,458 time-based options, which vested in full on November 28, 2005 (78,125 options) and April 1, 2011 (8,333 options). The remaining 16,667 time-based options vest in two tranches, the first tranche of 8,333 options will vest on April 1, 2012 and the second tranche of 8,334 options will vest on April 1, 2013.

(9)	Mr. West, a Director, is the direct beneficial owner of 155,000 shares of the Company’s Common Stock and holds time-based options to acquire an aggregate of 250,000 shares of Common Stock. Under SEC reporting rules, Mr. West has acquired beneficial ownership of 83,333 of the time-based options, which vested in full on April 1, 2011. The remaining 166,667 time-based options will vest in two tranches, the first tranche of 83,333 options will vest on April 1, 2012 and the second tranche of 83,334 options will vest on April 1, 2013.
(10)	Mr. Wilson, a Director and the Company’s President/CEO since September 27, 2011, is the direct beneficial owner of 798,804 shares of the Company’s Common Stock and holds options to acquire an aggregate of 687,500 shares, consisting of 562,500 time-based options and 125,000 performance-based options. Under SEC reporting rules, Mr. Wilson has acquired beneficial ownership of the 125,000 performance-based options, which vested in full on March 2, 2010, and 275,000 of the time-based options, which vested in full on February 2, 2010 (87,500 options), February 2, 2011 (87,500 options) and April 1, 2011 (100,000 options). The remaining 287,500 time-based options will vest in three tranches, the first tranche of 87,500 will vest on February 2, 2012, the second tranche of 100,000 will vest on April 1, 2012 and the third tranche of 100,000 will vest on April 1, 2013.

Other Security Holders

The following table sets forth information (as of the date indicated) as to all persons or groups known to the Company to be beneficial owners of more than 5% of the Company’s issued and outstanding Common Stock:

Title & Class	Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class
Common Stock	Young Energy Prize S.A. 7 Rue Thomas Edison L-1445 Strassen Grand Duchy of Luxembourg	13,612,463	(1)	23.44	(2)%

(1)	This information is based on a Schedule 13D, as amended, filed by YEP with the SEC on July 31, 2009, and subsequent Form 4 filings made by Mr. Bogachev, most recently on December 9, 2010. On July 9, 2009, the Company closed a $10 million equity investment by YEP in the Company through the issuance of (a) 8,695,652 shares of the Company’s Common Stock and (b) warrants to acquire 4,347,826 shares of Common Stock to YEP. Mr. Bogachev, a Director of the Company is the President and Chief Executive Officer, and an equity owner of YEP. On July 30, 2009, YEP purchased an additional 568,985 shares of the Company’s Common Stock in a private transaction. On December 9, 2010, Mr. Bogachev filed a Form 4 with the SEC in which he confirmed that YEP beneficially owned 13,612,463 shares of the Common Stock.
(2)	The percentage shown was calculated on the basis of an assumed 58,083,420 shares of Common Stock issued and outstanding as of October 21, 2011, including the 4,347,826 Warrant shares which are deemed to be issued and outstanding under SEC reporting rules.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued upon the exercise of options and rights under the Company’s Stock Incentive Plan as of June 30, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)($)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c) (#)
Equity compensation awards under the Stock Incentive Plan approved by security holders	5,200,000	$1.49	1,270,000

Equity compensation awards not approved by security holders	0	0	0

Item 13.	Certain Relationships and Related Person Transactions, and Director Independence

The Board is committed to upholding the highest legal and ethical standards of conduct in fulfilling its responsibilities and recognizes that related-party transactions can present a heightened risk of potential or actual conflicts of interest.

The Company recognizes that transactions between the Company and any of its Directors or executives can present potential or actual conflicts of interest. Therefore, as a general matter, and in accordance with the Company’s Standards, it is the Company’s preference to avoid such transactions. The Company recognizes, however, that the exercise of judgment is required in determining the applicability of the Company’s Standards to any given situation. Accordingly, to the extent that a related-party transaction with a member of the Board or an NEO is presented for consideration, it is Company policy to have the Board, and/or a designated committee thereof, review and approve the transaction. It is the practice of the Board and/or its designated committee to only approve a transaction with a related-party if the Board or committee finds that the transaction is in the best interests of the Company and its shareholders.

Moreover, annually, the Corporate Secretary obtains responses of the Directors and NEOs to questions regarding the employment of family and other relationships to assist the Board in identifying potential conflicts of interest. Based on these reviews, the Board has determined that, other than as set forth below, the Company did not engage in any transactions with related-parties during the fiscal year ended June 30, 2011 or through the date of this amendment to the Company’s Form 10-K for the fiscal year ended June 30, 2011 which would require disclosure under Item 404 of Regulation S-K.

The September 2, 2011 transaction relating to Nautilus Poplar LLC (“Nautilus”) and the transactions involving Mr. Bogachev described below were considered and approved by the Board’s Special Transaction Committee (“STC”) due to potentially conflicting interests between the Company and Mr. Wilson, the Company’s President/CEO since September 27, 2011 and a Director since 2009, and Mr. Bogachev, another Director, respectively. The STC provided an independent forum for the consideration of these transactions. Messrs. Basso, McCann, Mollah and Pettirossi were appointed to serve on the STC and no member of the STC had any personal interest, financial or otherwise (other than as a Director of the Company), in these transactions.

Consulting Agreement with J. Thomas Wilson

On July 9, 2009, the Company entered into a three-year consulting agreement with J. Thomas Wilson containing the following terms:

•	Mr. Wilson provides management and geologic expertise and experience in support of the principal activities of the Company’s senior management, on an “as needed” non-substantial periodic basis;

•	Mr. Wilson is available to support special projects of the Company and to devote substantial amounts of time to such special projects;

•

Other than reimbursement of his reasonable out-of-pocket expenses in rendering such services, Mr. Wilson does not receive cash compensation for his non-substantial periodic services. In the event that the Company requests Mr. Wilson to perform substantial services devoted to special projects, he will receive cash compensation of $1,000 per day for such services; and

•

Mr. Wilson was granted, as of February 2, 2009, non-qualified stock options to purchase 387,500 shares of the Company’s Common Stock at an exercise price of $1.20 per share (with a corresponding reduction in the options granted to Mr. Hastings on December 11, 2008), of which options to acquire 262,500 shares will vest ratably based on the continued consulting services of Mr. Wilson over a three-year period and 125,000 shares will vest based on the same performance criteria as apply to the options granted by the Company to Mr. Hastings on December 11, 2008 (which options vested on March 3, 2010).

Mr. Wilson’s consulting agreement and two option award agreements, each dated July 9, 2009, were attached as Exhibits 10.4, 10.5 and 10.6, to the Company’s current report on Form 8-K filed on July 14, 2009. Consulting services of $144,000 paid to Mr. Wilson were included in the statement of operations for the twelve months ended June 30, 2011. Due to Mr. Wilson’s recent appointment as the Company’s President/CEO, the Company and Mr. Wilson are working to terminate the agreement. Until the agreement is terminated, Mr. Wilson has agreed to not charge fees thereunder for any services he renders to Company after his appointment as President/CEO.

Lease Agreement with Entity Partially Owned by Mr. Wilson

The Company leases its Denver office (the office of Nautilus) from an entity owned partially by Mr. Wilson, a Director of and consultant to the Company. The lease runs through February 2012. The total rent that was paid to the related parties from July 1, 2010 through June 30, 2011 was $72,295. The total rent paid to the related parties from October 15, 2009, the date of the Company’s acquisition of a controlling interest in Nautilus to June 30, 2010 was $51,683. For further information regarding the Company’s acquisition of a controlling interest in Nautilus, see Item 8 — Financial Statements and Supplementary Data, Note 13).

Transactions Relating to Nautilus Poplar LLC

On September 2, 2011, the Company entered into a Purchase and Sale Agreement (“Nautilus PSA”) with the members of Nautilus Technical Group LLC (“Nautilus Tech”) and Eastern Rider LLC (“Eastern”) (the members of Nautilus Tech and Eastern individually a “Nautilus Seller” and, collectively, the “Nautilus Sellers”), to acquire all of the membership interests in Nautilus Tech and Eastern, each a Colorado limited liability company. Prior to entering into the Nautilus PSA, the Company owned an 83.5% ownership interest in Nautilus, a Montana limited liability company (“Nautilus”), alongside Nautilus Tech and Eastern, which owned 10% and 6.5% membership interests, respectively. Following the acquisition of the Nautilus Sellers’ membership interests in Nautilus Tech and Eastern (“Nautilus Transaction”), the Company, indirectly, owns 100% of the membership interests in Nautilus. In addition, as a result of the Nautilus Transaction, the Company acquired an additional 14.3% working interest in the East Poplar Unit and Northwest Poplar Field (collectively, “Poplar Field”) and now owns indirectly through Nautilus, 100% of the East Poplar Unit and 78.65% of the Northwest Poplar Field. The Nautilus Sellers include Mr. Wilson, a Director (and President and CEO of the Company as of September 27, 2011), Mr. Monty Hoffman, a consultant to Nautilus, and Mr. Wayne Kahmeyer, the controller of Nautilus, as well as certain other persons.

On September 2, 2011, the Company and the Nautilus Sellers also entered into a Registration Rights Agreement (“RRA”), pursuant to which the Company granted to the Nautilus Sellers certain registration rights with respect to the shares owned by the Nautilus Sellers and issued under the Nautilus PSA, and any securities issued or distributed in connection with such shares by way of stock dividend or stock split or other distribution or in connection with a combination of shares, recapitalization, reorganization, merger, consolidation, reclassification, or otherwise and any other securities into which or for which shares of any other successor securities are received in respect of any of the foregoing. On October 14, 2011, the Company filed a registration statement on Form S-3 with the SEC to register for public resale 1,182,742 shares of the Company’s Common Stock acquired in the Nautilus Transaction by the Nautilus Sellers.

For a description of the terms of the Nautilus PSA and the RRA, see Item 8 — Financial Statements and Supplementary Data, Note 20.

During the fiscal year ended June 30, 2011, the Company purchased a 2% working interest in the Poplar Field from Nautilus Tech for $380,000.

Transactions Involving Mr. Bogachev

On August 5, 2010, the Company executed a Securities Purchase Agreement (the “Second Purchase Agreement”), an Investor’s Agreement and a Memorandum of Agreement to finalize the terms of its second Private Investment in a Public Equity (“PIPE”) with its largest stockholder, YEP, a Luxembourg corporation. Mr. Nikolay Bogachev, a director of the Company since July 2009, is the President and CEO of YEP as well as an equity owner of YEP. On February 11, 2011, the Company and YEP, executed an Investment Agreement to document the terms of additional financing to be provided by YEP to the Company in order to facilitate the closing of the Evans Shoal Transaction. On February 17, 2011, the Company and YEP executed an amendment to the Investment Agreement to clarify responsibility for the payment of all third party out-of-pockets transaction costs and expenses incurred by the Company, YEP and MPAL with respect to the Evans Shoal Transaction. On October 12, 2011, the Company and YEP terminated the Second Purchase Agreement, as amended and the Investment Agreement, as amended. For a description of the terms of the Second Purchase Agreement and the Investment Agreement, each as amended, see Item 8 — Financial Statements and Supplementary Data.

Consulting Relationship with PFC Energy, Inc.

J. Robinson West, a Director of the Company since March 10, 2010, is the founder, CEO, and Chairman of PFC, a Washington, D.C. based consulting firm (“PFC Energy”) serving oil and gas companies and governments with 14 offices around the world. During the fiscal year ended June 30, 2011, the Company retained PFC Energy to provide (i) consulting services with respect to the Company’s oil and gas development operations in Australia, North America, and the U.K.; and (ii) strategic planning advice to management. For services rendered during the fiscal year ended June 30, 2011, the Company has paid $394,000, of which $241,651 was expensed in the prior fiscal year. At June 30, 2011 the Company’s payables included $48,926 owed to PFC Energy.

Director Independence

The Company’s Common Stock is listed on the NASDAQ Capital Market under the trading symbol “MPET.” NASDAQ listing rules require that a majority of the Company’s Directors be “independent directors” as defined by NASDAQ corporate governance standards. Generally, a Director does not qualify as an independent director if the Director has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or is an employee of the Company.

The Board is currently comprised of eight Directors: Donald V. Basso, Nikolay V. Bogachev, William H. Hastings, Walter McCann, Robert J. Mollah, Ronald P. Pettirossi, J. Robinson West, and J. Thomas Wilson. The Board has made its annual determination regarding the independence of its members, concluding that each of Messrs. Basso, Bogachev, McCann, Mollah, Pettirossi, and West are “independent” for purposes of NASDAQ listing standards, and that each of the three members of the Audit Committee are also “independent” for purposes of Section 10A(m)(3) of the Exchange Act. The Board also determined that: (i) Mr. Hastings could not, in light of his service as the Company’s current Senior Advisor for Business Development and as its former President and CEO from December 11, 2008 through September 27, 2011, be considered an “independent director” under NASDAQ listing standards; and (ii) Mr. Wilson could not, in light of his current position as the Company’s President/CEO, the February 2, 2009 award of 387,500 stock options and his July 9, 2009 consulting agreement with the Company and continuing payments there under, be considered an “independent director” under NASDAQ listing standards. The Board based these determinations primarily on a review of Company records and the responses of the Directors and executive officers to questions regarding employment and compensation history, affiliations, family and other relationships, together with an examination of those companies with whom the Company transacts business. With respect to Mr. West, the Board considered the following factors in establishing his status as an independent director under NASDAQ listing rules: (i) the consulting relationship between Mr. West’s firm, PFC Energy, Inc., and the Company during the fiscal years ended June 30, 2010 and 2011 (see “Consulting Relationship with PFC Energy, Inc.,” above); and (ii) Mr. West’s service as a non-employee director of Lambert Energy Advisors, a financial advisory firm to the energy industry which is based in London, U.K., which was retained by MPAL in 2010 to conduct an advisory assignment with respect to certain of MPAL’s assets owned in the U.K.

Item 14.	Principal Accounting Fees and Services

Principal Accountant’s Fees and Services

For the fiscal years ended June 30, 2011 and June 30, 2010, Deloitte & Touche LLP (“Deloitte”) served as the Company’s independent registered public accounting firm and provided services in the following categories and amounts.

Audit Fees

The aggregate fees paid or to be paid to Deloitte for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and the audit of financial statements included in the Annual Report on Form 10-K for the fiscal years ended June 30, 2011 and June 30, 2010 were $709,057 and $554,053, respectively.

Audit-Related Fees

The aggregate fees paid or to be paid to Deloitte in connection with the Company’s audit-related services during the fiscal year ended June 30, 2011 and June 30, 2010 were $245,053 and $140,031, respectively. The services performed during the 2011 fiscal year related to advice and consultation regarding: (i) the Company’s Securities Act registration statement filing on Form S-8, the Company’s response to the SEC’s comments on its Form 10-K for fiscal year 2010 and the Definitive Proxy Statement filed on October 25, 2010; (iii) compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and (iv) the accounting treatment for the Evans Shoal Transaction. The services performed during the 2010 fiscal year related to advice and consultation regarding: (i) accounting and disclosure related to option and warrant transactions; (ii) YEP’s July 2009 investment in the Company; (iii) other acquisition matters; (iv) the Company’s Securities Act registration statement filings; and (v) compliance with the requirements of Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees

The aggregate fees paid or to be paid to Deloitte for tax services rendered to the Company during the fiscal year ended June 30, 2011 and June 30, 2010 were $0 and $2,000, respectively. During the 2010 fiscal year, the services performed related to tax advice and consultation.

All Other Fees

The aggregate fees paid or to be paid to Deloitte for all other services rendered to the Company during the fiscal year ended June 30, 2011 and June 30, 2010 were $2,200 and $16,140, respectively. During the 2011 fiscal year, these services related to access to the Deloitte Technical Library which provides certain information regarding SEC filing requirements. During the 2010 fiscal year, these services related to forensic accounting work.

Pre-Approval Policies

Under the terms of its Charter, the Audit Committee is required to pre-approve all the services provided by, and fees and compensation paid to, the independent registered public accounting firm for both audit and permitted non-audit services. When it is proposed that the independent registered public accounting firm provide additional services for which advance approval is required, the Audit Committee may form and delegate authority to a subcommittee consisting of one or more members, when appropriate, with the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are to be presented to the Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	Exhibits

31.	Rule 13a-14(a) Certifications.

Certification of J. Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION (Registrant)

By	/s/ J. THOMAS WILSON
J. Thomas Wilson President and Chief Executive Officer (Duly Authorized Officer)

Dated: October 28, 2011

INDEX TO EXHIBITS

31.1	Certification of J. Thomas Wilson, President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.