Form 10-Q
period 2011-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2011-11-14
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s single class of common stock as November 10, 2011 was 53,735,594

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

September 30, 2011

Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as (“AUD”, “AUS”, “A$”).

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,723,216	$20,416,625
Accounts receivable — trade (net of allowance for doubtful accounts of $0 and $66,702 at September 30, 2011 and at June 30, 2011 respectively)	1,680,516	4,356,621
Accounts receivable — working interest partners	322,602	453,843
Deposit on Evans Shoal	—	10,745,061
Marketable securities	2,399,882	—
Inventories	581,701	731,672
Assets held for sale	1,501,417	—
Prepaid assets	300,452	517,482
Other assets	2,122	61,934

Total current assets	32,511,908	37,283,238

Securities available-for-sale (at fair value)	204,298	238,070
Property and equipment, net:
Oil and gas properties (successful efforts method)	34,653,014	138,576,622
Land, buildings and equipment	2,811,914	4,088,759
Field equipment	5,537,910	6,390,383

	43,002,838	149,055,764
Less accumulated depletion, depreciation and amortization	(13,026,703)	(119,901,581)

Net property and equipment	29,976,135	29,154,183
Goodwill	4,695,204	4,695,204
Other assets	241,928	204,457

Total assets	$67,629,473	$71,575,152

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,572,705	$3,860,919
Accrued liabilities	1,808,877	2,056,717
Accounts payable - working interest partners	513,535	—
Short term line of credit	700,000	500
Current portion of note payable	540,000	552,000
Liability related to assets held for sale	6,223,114	—
Income taxes payable	139,361	—

Total current liabilities	11,497,592	6,470,136

Long term liabilities:
Note payable	738,438	870,438
Other long term liabilities	352,354	309,758
Asset retirement obligations	4,717,230	11,397,410
Contingent consideration	4,151,000	—

Total long term liabilities	9,959,022	12,577,606

Commitments and contingencies	—	—
Equity:
Common stock, par value $.01 per share: Authorized 300,000,000 shares, outstanding, 53,735,594 and 52,455,977 at September 30, 2011 and June 30, 2011, respectively	537,354	524,558
Capital in excess of par value	89,590,211	93,617,424
Preferred stock, par value $.01 per share: Authorized 50,000,000 and 0 shares, outstanding, none at September 30, 2011 and at June 30, 2011, respectively	—	—
Accumulated deficit	(55,148,657)	(56,073,255)
Accumulated other comprehensive income	11,193,951	12,469,626

Total equity attributable to Magellan Petroleum Corporation	46,172,859	50,538,353
Non-controlling interest in subsidiaries	—	1,989,057

Total equity	46,172,859	52,527,410

Total liabilities and equity	$67,629,473	$71,575,152

See accompanying notes to consolidated financial statements

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED September 30,
	2011	2010
	(unaudited)
REVENUES:
Oil sales	$3,295,661	$2,170,646
Gas sales	477,837	409,260
Other production related revenues	(38,150)	1,119,275

Total revenues	3,735,348	3,699,181

COSTS AND EXPENSES:
Production costs	3,017,875	1,839,163
Exploration and dry hole costs	987,488	413,670
Salaries and employee benefits	1,149,105	941,676
Depletion, depreciation and amortization	316,860	989,338
Auditing, accounting and legal services	691,556	238,451
Accretion expense	157,614	149,692
Shareholder communications	98,658	153,155
Gain on sale of assets	(4,107,720)	(20,142)
Other administrative expenses	1,134,226	1,749,532
Foreign transaction (gain) loss	(562,280)	1,203,532

Total costs and expenses	2,883,382	7,658,067

Operating income (loss)	851,966	(3,958,886)
Investment income	270,958	246,316

Income (loss) before income taxes	1,122,924	(3,712,570)
Income tax (provision) benefit	(198,326)	301,336

Net Income (loss)	924,598	(3,411,234)

Less net loss attributable to non-controlling interest in subsidiaries	15,401	35,113

Net Income (loss) attributable to Magellan Petroleum Corporation	$939,999	$(3,376,121)

Average number of shares outstanding
Basic	52,915,811	52,335,977

Dilutive	54,720,728	52,335,977

Net Income (loss) per basic and dilutive common shares attributable to Magellan Petroleum Corporation common shareholders	$0.02	$(0.06)

See accompanying notes to consolidated financial statements

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED September 30,
	2011	2010
	(unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$924,598	$(3,411,234)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Foreign transaction (gain) loss (1)	(562,280)	1,203,532
Depletion, depreciation and amortization	316,860	989,338
Interest earned on restricted deposits	(23,554)	—
Accretion expense	157,614	149,692
Deferred income taxes	—	(191,796)
Gain on disposal of assets	(4,107,720)	(20,142)
Exploration and dry hole costs	—	57,303
Stock based compensation	395,632	382,453
Change in operating assets and liabilities:
Accounts receivable	3,165,614	1,546,028
Inventories	(80,347)	61,510
Prepayments and other current assets	188,095	31,729
Accounts payable and accrued liabilities	(2,596,820)	(1,021,545)
Income taxes payable	196,600	(760,061)

Net cash used in operating activities (1)	(2,025,708)	(983,193)

INVESTING ACTIVITIES:
Additions to property and equipment	(84,555)	(576,772)
Oil and gas exploration activities	(1,157,198)	(79,394)
Proceeds from sale of assets	5,000,719	20,142
Purchase of working interest in Poplar Field	(823,299)	—
Refund of Deposit for Purchase of Evans Shoal (includes interest)	10,939,703	—
Marketable securities matured or sold	1,286,990	606,870
Marketable securities purchased	(3,686,872)	(6,999,735)

Net cash provided by (used in) investing activities	11,475,488	(7,028,889)

FINANCING ACTIVITIES:
Proceeds from issuance of stock	35,000	—
Short term debt issuances	1,924,500	1,005,000
Short term debt repayments	(1,225,000)	(962,673)
Purchase of non-controlling interest - Nautilus Poplar LLC (including $237,956 of transaction costs)	(3,414,657)	—
Long term debt repayments	(144,000)	—

Net cash (used in) provided by financing activities	(2,824,157)	42,327

Effect of exchange rate changes on cash and cash equivalents (1)	(1,319,032)	2,539,967

Net increase (decrease) in cash and cash equivalents	5,306,591	(5,429,788)
Cash and cash equivalents at beginning of period	20,416,625	33,591,534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,723,216	$28,161,746

Cash Payments:
Income taxes	—	650,521
Interest Paid, net of amount capitalized	33,721	—

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding gain (loss)	33,772	—
Amounts in accounts payable and accrued liabilities related to property and equipment	161,507	470,321
Accrued transaction costs	102,327	—
Purchase of non-controlling interest for Stock and contingent consideration	4,729,316	—
Purchase of 2.95% working interest for Stock and contingent consideration	1,243,107	—

See accompanying notes to consolidated financial statements

(1)	See Note 3 for explanation of restatement of prior period amount.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	THREE MONTHS ENDED September 30,
	2011	2010
	(unaudited)
Net income (loss)	$924,598	$(3,411,234)
Foreign currency translation adjustments	(1,241,903)	6,178,379
Unrealized holding gains (losses), net of deferred tax of $0	(33,772)	—

Total comprehensive (loss) income	(351,077)	2,767,145
Less net loss attributable to non-controlling interest in subsidiary	15,401	35,113

Comprehensive (loss) income attributable to Magellan Petroleum Corporation	$(335,676)	$2,802,258

See accompanying notes to consolidated financial statements

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total

June 30, 2011	$524,558	$—	$93,617,424	$(56,073,255)	$12,469,626	$1,989,057	$52,527,410
Net income (loss)				939,999		(15,401)	924,598
Acquisition of non-controlling interest	9,302		(4,843,182)	(15,401)		(1,973,656)	(6,822,937)
Acquisition of working interest	2,525		386,306				388,831
Foreign currency translation adjustments					(1,241,903)		(1,241,903)
Unrealized holding loss, net of taxes					(33,772)		(33,772)
Stock and stock based compensation	750		394,882				395,632
Stock options exercised	219		34,781				35,000

September 30, 2011	$537,354	$—	$89,590,211	$(55,148,657)	$11,193,951	$—	$46,172,859

See accompanying notes to consolidated financial statements

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

Magellan Petroleum Corporation (the “Company” or “Magellan” or “MPC” or “we” or “us”) is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves. At September 30, 2011, MPC had two reporting segments: (1)100.00% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”) and (2) 100% member interest in Magellan Petroleum North America (“MPNA”), based in Denver, Colorado. Please refer to Note 4 for more details on corporate restructuring.

The accompanying unaudited condensed consolidated financial statements include the accounts of MPC and its subsidiaries, MPAL and MPNA. All intercompany transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. All amounts presented are in United States dollars, unless otherwise noted.

Goodwill

The aggregate amount of goodwill at September 30, 2011 and at June 30, 2011 was $4,695,204. Of this amount, $674,498 is related to the October 15, 2009 acquisition of Nautilus Poplar, LLC (“NP”) and $4,020,706 of our goodwill is related to the fiscal 2006 acquisition of the 44.87% interest of MPAL that we did not own at the time. Goodwill is not amortized but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Our annual impairment testing date is June 30 for the MPAL goodwill and October 1st for the Nautilus goodwill. No impairment was recorded during the three months ended September 30, 2011 and September 30, 2010, respectively.

Note 2 Evans Shoal Agreement

On March 25, 2010, MPAL entered into an agreement with Santos Offshore Pty Ltd (“Asset Sales Deed”), to purchase Santos’ 40% interest in the Evans Shoal natural gas field (NT/P48) (“Evans Shoal Transaction”). On January 31, 2011, the Asset Sales Deed was amended pursuant to a Deed of Variation between the parties.

Please refer to Note 12 to the condensed consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended June 30, 2011, for information on the termination of the Asset Sales Deed, as amended by the Deed of Variation, that occurred on July 22, 2011.

On July 22, 2011, MPAL received from Santos a refund of the AUD $10,000,000 additional deposit, plus interest, on the Evans Shoal Agreement.

Note 3 Restatement of Financial Information

Subsequent to the issuance of our 2010 annual report on Form 10-K, we determined that our consolidated statement of cash flows for the year ended June 30, 2010, reflected a foreign currency exchange loss in the line item “effect of exchange rate changes on cash and cash equivalents”, rather than including it with the adjustments to reconcile net income (loss) to net cash provided by operating activities. Because this is a non-cash expense included in net income, it should have been added back to net income in order to properly reconcile net income to cash provided by operating activities within the statement of cash flows. The exclusion of this adjustment to reconcile net income resulted in understating the net cash provided by operating activities and overstating the effect of exchange rate changes on our cash and cash equivalents line items within the consolidated statement of cash flows.

This error also affected our condensed consolidated statements of cash flows for the nine month period ended March 31, 2010, the six month period ended December 31, 2010, and the three month period ended September 30, 2010. This error did not affect our condensed consolidated balance sheet or condensed consolidated statements of operations for any of the prior periods, nor did it affect the total cash increase or decrease reported for any of the periods.

The statement of cash flows for the three months ended September 30, 2010 as contained herein has been adjusted for the restatement discussed above. The following is a summary of the items reclassified on the originally issued condensed consolidated statements of cash flows for the three months ended September 30, 2010:

CONSOLIDATED STATEMENT OF CASH FLOWS

	As Previously Reported	Adjustments	As Restated

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign transaction loss	$—	$1,203,532	$1,203,532
Net cash used in operating activities	$(2,186,725)	$1,203,532	$(983,193)
Effect of exchange rate changes on cash and cash equivalents	$3,743,499	$(1,203,532)	$2,539,967

Note 4 Acquisition of minority interest in Nautilus Poplar LLC and acquisition of additional working interests

Prior to September 2, 2011, the Company was the parent company and 83.46% owner of NP, a Montana Limited Liability Company. NP in turn was the 68.75% owner of oil and gas working interests in the East Poplar Unit (“EPU”) and Northwest Poplar field (“NWP”) in Roosevelt County, Montana (together, the “Poplar Field”). MPC also owned a direct 28.3% working interest in the Poplar Field.

To simplify the holding structure of the Poplar Field and for reasons relating to accounting, reporting, capital calls, investors and partners, and conflicts of interest, MPC, effective September 1, 2011, assigned its direct working interest in the Poplar Field to NP. In addition, MPC management thought it desirable to acquire all of the membership interests in Eastern Rider LLC (“ER”) and Nautilus Technical Group LLC (“NT”) (ER and NT, collectively, the “Nautilus Sellers”) (the “Nautilus Restructuring” or the “Transaction”). Prior to the Transaction, Nautilus Tech maintained a 10% membership interest in NP and 2.9% oil and gas working interest (“WI”) in the Poplar Field while ER maintained a 6.5% membership interest in NP.

The terms of the Nautilus Restructuring are set forth in the September 2, 2011 Purchase and Sale Agreement between the Company and the members of NT and ET (the members of NT and ER, collectively, the “Sellers”) (the “PSA”). The Sellers included John Thomas Wilson, (MPC director and now President and CEO) and a consultant to and an employee of NP (each a “Related Seller”) as well as certain other persons. The effective date for the Nautilus Restructuring was September 1, 2011. The Company negotiated the consideration and terms of the Nautilus Restructuring with the intention of transacting with the Sellers on fair value terms. The approach to valuation was consistent with this goal.

Due to the conflicting interests of Mr. Wilson resulting from his position with and financial interest in the Nautilus Sellers, the Board appointed a Special Transaction Committee (“Committee”) to provide an independent forum for the consideration of the terms of the Nautilus Restructuring as set forth in the PSA and the related Registration Rights Agreement (discussed below). To independently validate the fairness of the consideration underlying the Nautilus Restructuring, the Committee commissioned a fairness opinion from an independent investment bank. At the August 24, 2011 Committee meeting, the Committee approved, and recommended that the Board approve, the transactions. On August 26, 2011, the Board approved the transactions.

The PSA provided for the Company’s purchase of all membership interests in NT and ER in return for $4,000,000 in cash (“Cash Consideration”), $2,000,000, less certain debt owed to MPC by NP, NT and ER and certain costs (“Total Share Consideration”), in privately issued shares of MPC’s common stock, par value $0.01 (“Common Stock”) and the potential for future production payments, payable in cash, to the Sellers, collectively, of up to $5,000,000 under certain conditions. The shares were sold pursuant to Section 4(2) of the Securities Act.

The Cash Consideration was transferred on September 2, 2011. Consistent with the terms of the PSA, 1,182,742 shares of Common Stock were issued on September 23, 2011 (“Issuance Date”), the earlier of (i) the third business day following September 20,

2011, the date on which MPC’s Form 10-K for the year ending June 30, 2011 (“Form 10-K”) was filed with the Securities and Exchange Commission (“SEC”) and (ii) September 30, 2011. Consistent with the terms of the PSA, on the Issuance Date, MPC delivered to a Seller shares of Common Stock as determined by dividing the Total Share Consideration allocated to the Seller by, in the case of Related Seller, the greater of (i) the NASDAQ consolidated closing bid price of a share of Common Stock on the business day immediately preceding the execution of the PSA and (ii) the NASDAQ official closing price of a share of Common Stock on September 22, 2011, the earlier of the second business day following September 20, 2011, the date on which the Form 10-K was with the SEC and September 22, 2011 (“NASDAQ Closing Price”). In the case of a Seller that was not a Related Seller, MPC delivered shares of Common Stock as determined by dividing the Total Share Consideration allocated to that Seller by the NASDAQ Closing Price. Mr. Wilson’s interest in the Nautilus Transaction approximated 51% of the consideration paid for the Nautilus Tech and ER interests.

The potential for future production payments is contingent upon achieving certain levels of production at Poplar. The first payout of $2.0 million is payable to the Sellers when the sixty (60) day rolling average for production of the Poplar Field has reached 1,000 barrels of oil equivalent per day as set forth in Nautilus’ Reports of Production to the Board of Oil and Gas Conservation of the State of Montana (“Reports”). The second payout in the amount of $3.0 million will be paid to the Sellers when the sixty (60) day rolling average for production of the Poplar Field has reached 2,000 barrels of oil equivalent per day as per the Reports. The fair value of these contingent payments was estimated.

The production projections used in valuing its proved reserves as of June 30, 2011 were used as the basis for identifying the timing of the production payouts. The Company utilized a discount rate of 8% which is consistent with the rate used in valuing its asset retirement obligation and reflects the Company’s credit adjusted incremental borrowing rate.

At September 30, 2011, the Transaction between MPC and NP was complete. As a result of the Transaction,

•	MPC is the 100% owner of NP,

•	NP is the 100% owner of the EPU and maintains a 78.65% WI in the NWP; and

•	MPC created a new, wholly owned Delaware LLC, MPNA, and assigned its 100% ownership interest in NP to this entity.

The buy-out of the minority interest in NP from NT and ER was accounted for as an equity transaction with the impact reflected directly in equity at estimated fair value.

The acquisition of the 2.95% direct working interest in Poplar Field from NT was treated as a business combination for accounting purposes. The fair value of assets acquired and liabilities assumed were recorded at estimated fair value. This estimate was made based on Level 3 or unobservable inputs. Unobservable inputs are defined in authoritative guidance as inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available at the time.

A deminimus amount of revenues and earnings related to the 2.95% WI acquired are included in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2011. No pro forma financial results are provided for the three months ended September 30, 2011 or 2010, due to the immaterial effect.

The table below summarized the consideration paid to NT and ER under the PSA and the estimated fair value of the assets acquired and liabilities assumed for the WI acquired from NT:

	(in thousands)
	Total	NT non-controlling interest in NP	NT working interest in Poplar Field	ER non-controlling interest in NP

Consideration paid to Sellers (2):
Cash consideration	$4,000	1,920	823	1,257
Share consideration (1)	1,821	907	389	526
Fair value of Contingent Consideration	4,151	1,992	854	1,304

	$9,972	4,819	2,066	3,087

Recognized amount of identifiable assets acquired and liabilities assumed for Business combination:

O&G assets - (proved)			$1,462
O&G assets - Deep Intervals (unproved)			679
ARO Liability			(75)

			$2,066

(1)	Common stock valued at $1.54 per share closing price on the date of the transaction.
(2)	Excludes transaction costs

Note 5 Registration Rights Agreement between the Company and the Nautilus Sellers

On September 2, 2011, in connection with the purchase of the non-controlling interest in NP (Note 4), the Company and the Nautilus Sellers entered into a Registration Rights Agreement (“RRA”), pursuant to which the Company granted to the Nautilus Sellers certain registration rights with respect to the shares owned by each Nautilus Seller and issued under the Nautilus PSA and, any securities issued or distributed in connection with such shares by way of stock dividend or stock split or other distribution or in connection with a combination of shares, recapitalization, reorganization, merger, consolidation, reclassification or otherwise and any other securities into which or for which shares of any other successor securities are received in respect of any of the foregoing (“Registrable Securities”).

The Company agreed to pay all expenses associated with the registration of the Registrable Securities except the fees and disbursements of counsel to the Nautilus Sellers. The Company also agreed to indemnify each Nautilus Seller whose Registrable Securities are covered by a Registration Statement or Prospectus (each as defined in the RRA), each Nautilus Seller’s officers, directors, general partners, managing members and managers, each person who controls (within the meaning of the Securities Act)) the Nautilus Seller and the officers, directors, general partners, managing members and managers of each such controlling person from and against any losses, claims, damages, or liabilities, expenses, judgments, fines, penalties, charges and amounts paid in settlement, as incurred, arising out of or based on certain untrue statements of material fact or certain omissions of material facts in any applicable Registration Statement and/or certain related documents. The agreement does not allow for liquidated damages.

On October 14, 2011, the Company filed a registration statement on Form S-3 with the SEC to register for public resale 1,182,742 shares of the Company’s Common Stock acquired in the Nautilus Transaction by the Sellers (“Registration Statement”). On November 4, 2011, the Company filed a pre-effective amendment to the Registration Statement.

Note 6 Sale Agreement between Magellan Petroleum (N.T) Pty Ltd and Santos QNT Pty Ltd and Santos Limited

On September 14, 2011, Magellan Petroleum (N.T.) Pty Ltd (“Magellan NT”), a wholly owned subsidiary MPAL, entered into a Sale Agreement (“Santos SA”), dated September 14, 2011 with the Santos QNT Pty Ltd (“Santos QNT”) and Santos Limited (“Santos Entities) (such transaction referred to herein as the “Santos Transaction”). The Santos SA is subject to the satisfaction of certain conditions by June 22, 2012. These conditions include approval of the Santos SA (and related transfers and dealings) under relevant petroleum legislation; Foreign Investment Review Board approval (which has now been obtained); execution of the GSPA (defined below); and certain third party approvals of the assignment of property interests, joint venture contracts and royalty obligations (“Conditions”).

The Santos SA provides for the transfer of the following assets with effect as of July 1, 2011 (the “Effective Date”):

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

•

The Santos Entities’ combined interests of 47.977% in the Palm Valley Joint Venture (Petroleum Lease 3 and associated property interests, related joint venture contracts (including a Gas Sales Agreement, see Note 8) and plant and equipment, subject to royalty obligations) (“Palm Valley Interests”) and combined interests of 65.6635% in the Dingo Joint Venture (Retention License 2, associated joint venture contracts and plant and equipment, subject to royalty obligations) (“Dingo Interests”) to Magellan NT, giving Magellan NT a 100% interest in the assets of each of the Palm Valley Joint Venture and the Dingo Joint Venture.

The cash consideration payable for the sale of the Mereenie Interests by Magellan NT is AUD $28.0 million (plus or minus adjustments for the period from the Effective Date to the date on which the Transaction is completed (“Completion”), which will occur five business days after the Conditions have been satisfied (or as otherwise agreed between the parties). In addition, during the period from Completion until 20 years after the Effective Date, the Santos Entities will pay Magellan NT a series of contingent payments (the “Bonus Amounts”), based on meeting certain threshold volumes of net sales of petroleum from the Mereenie Titles (“Threshold Levels”) set out in the Santos SA. If over a period of 90 consecutive days the average daily net sales volumes exceed a Threshold Level, then the corresponding Bonus Amount shall be paid. Each Bonus Amount is only payable once and is payable on the first occasion the relevant Threshold Level is achieved. If all Threshold Levels are achieved the cumulative Bonus Amount shall be AUD $17.5 million.

The cash consideration payable for the sale of the Palm Valley Interests by the Santos Entities is AUD $2.9 million (plus or minus adjustments for the period from the Effective Date to Completion). The cash consideration payable for the sale of the Dingo Interests by the Santos Entities is AUD $0.1 million (plus or minus adjustments for the period from the Effective Date to Completion).

Because this transaction has not yet been finalized, our consideration of the accounting implications of this transaction is not complete as of this filing, and for this reason we are not in a position to provide an estimate of the financial effect of the transaction on the Company. The Company does not expect to report discontinued operations related to the proposed Santos Transaction.

The book value of the assets and liabilities related to the Mereenie Interests have been separated and classified as held for sale in the unaudited condensed consolidated balance sheet at September 30, 2011 as set forth below in the table below:

	Opening Balance	Reclass to AHFS	Ending Balance at September 30, 2011

Inventory	$794,620	$(212,919)	$581,701

Oil and gas properties	138,119,258	(103,466,244)	34,653,014
Land, buildings and equipment	3,815,690	(1,003,776)	2,811,914
Field equipment	6,307,014	(769,104)	5,537,910

Total properties and equipment	148,241,962	(105,239,124)	43,002,838
Accumulated depletion	(116,977,329)	103,950,626	(13,026,703)

Net property and equipment	$31,264,633	$(1,288,498)	$29,976,135

Assets Held for Sale	$—	$1,501,417	$1,501,417

Asset retirement obligation	$10,940,344	$(6,223,114)	$4,717,230

Liability related to Assets Held for Sale	$—	$6,223,114	$6,223,114

The assets held for sale (“AHFS”) exclude goodwill. The Company intends to allocate the relative fair value of the goodwill to the assets being sold at the completion of the sale.

Note 7 Lease Purchase and Sale and Participation Agreement with VAALCO ENERGY (USA), INC.

On September 6, 2011 (the “Closing Date”), the Company and NP entered into a Lease Purchase and Sale and Participation Agreement (the “VAALCO PSA”) with VAALCO ENERGY (USA), INC (“VAALCO”).

Pursuant to the VAALCO PSA, the Company received $5.0 million in cash on September 7, 2011. VAALCO also agreed to drill three new wells (the “Obligation Wells”), at its sole expense as operator, to the Bakken formation and to formations below the Bakken (the “Deep Intervals”) in Poplar Field. Upon completion of the Obligation Wells in the Deep Intervals of the Poplar Field, VAALCO will have earned a 65% working interest in the Deep Intervals within the Poplar Field. One well is required to be spud on or before June 1, 2012 and the second and third are required to be spud on or before December 31, 2012. One well will be drilled horizontally to test the Bakken Formation, one well will be drilled vertically to test the Red River Formation, and a third will be targeted at VAALCO’s discretion. All production from an Obligation Well that is completed and the revenue from the sale thereof attributable to applicable leases shall be owned by Nautilus and VAALCO consistent with their working interests of 35% and 65%, respectively, subject to all applicable burdens and taxes. Under the VAALCO PSA, if VAALCO fails to drill and, if applicable, complete, any of the Obligation Wells in accordance with the agreement: (i) VAALCO will not be entitled to the assignment of the Deep Intervals; (ii) VAALCO shall have no further right to earn any interest in the Deep Intervals; (iii) the Company shall be entitled to retain the purchase price; (iv) VAALCO shall relinquish, effective as of the date of the failure, all of VAALCO’s rights, title, and interest in any Obligation Well that has been drilled and, if applicable, completed; and the Company and NP shall have the right to terminate the VAALCO PSA. However, VAALCO shall be entitled to retain any production and the sale proceeds therefrom attributable to a relinquished Obligation Well that has accrued to VAALCO’s credit prior to the effective date of the relinquishment.

The VAALCO PSA also provides a process for the resolution of title defects reported through December 31, 2011. If such title defects are reported and relate to a preferential right to greater than 10% of the leased assets, then VAALCO may cancel the agreement and shall be refunded the $5.0 million purchase price. If title defects result in a lower than the indicated acres in the contract, the Company shall be liable for such difference times $227 per acre. No material title defects have been reported to date, and the Company does not expect any title defects to be reported before December 31, 2011.

MPC has agreed to indemnify VAALCO from all liabilities relating to the property to the extent such liabilities are attributable to the period prior to September 6, 2011 and arose from the inaccuracy of any representations by MPC in the agreement. Such indemnity shall be subject to a $50,000 deductible amount and is capped at $3.0 million in the aggregate.

MPC and VAALCO have agreed that should either party during the two years subsequent to September 6, 2011 agree to acquire an interest in oil and gas leases within the area of mutual interest, then such acquiring party shall offer to the non-acquiring party the right to purchase its proportionate share of interest (65% for VAALCO, 35% for MPC) by paying its proportionate share of the acquisition price.

The accounting for this transaction is set forth in the table below:

September 30, 2011 VAALCO PSA
Cash Consideration Received	$5,000,000
Net book value allocated to Deep Intervals (See Note 4)	$(829,140)
Transaction costs	$(63,859)

Gain on Sale recognized in Unaudited Condensed Consolidated Statement of Operations	$4,107,001

Note 8 Gas Supply and Purchase Agreement between Magellan Petroleum (N.T) Pty Ltd and Santos QNT Pty Ltd

On September 14, 2011, Magellan NT entered into a Gas Supply and Purchase Agreement (the “GSPA”), dated September 14, 2011, with the Santos Entities (such transaction referred to herein as the “Santos Gas Contract”). See Note 6.

The GSPA is subject to Completion occurring under the September 14, 2011 Santos SA between the parties (“Sale Agreement”) and provides for the sale by Magellan NT to the Santos Entities of a total contract gas quantity of 25.65 Petajoules (“PJ”) over the 17 year term of the GSPA, subject to certain limitations regarding deliverability into the Amadeus Pipeline.

The term of the GSPA shall commence on the later of Completion under the Santos SA, the first delivery of gas under a Concession GSPA (defined below) or January 16, 2012 (when the existing gas sales agreement for the Palm Valley Gas Field expires) and will expire if the total contract quantity is reached before the expiry of 17 years. Under the GSPA, the Santos Entities are required to use reasonable endeavors to enter into one or more agreements with their customers for the sale of gas solely from the Mereenie Gas Field, the Palm Valley Gas Field or other permissible fields under GSPA and that collectively will require an average aggregate daily contract quantity for each day during the term of the GSPA of not less than 5.86 Terajoules (“TJ”) (“Concession GSPA”).

The price for gas supplied by Magellan NT shall be the weighted average of the price obtained for all gas sold or to be sold by the Santos Entities from the Mereenie Titles during the relevant contract year.

The GSPA provides a detailed procedure to be followed by the parties in determining the amount of gas that will provided daily during each contract year. The maximum daily contract quantities under the GSPA (“Maximum DQ”) are based on a maximum annual contract quantity, spread evenly over a year. In the last two (2) years of the term (known as the “Recovery Period”), the maximum annual contract quantity will be one half of the difference between the total contract quantity of 25.65PJ and what has been sold to the Santos Entities by Magellan NT up to that date. On any day, Magellan NT is obliged (subject to the usual exceptions for planned and unplanned maintenance and force majeure) to supply the lesser of the Maximum DQ, the daily contract forecast quantities provided by Magellan NT prior to the commencement of a contract year and 80% of the quantities nominated by the Santos Entities’ customers under the Concession GSPAs (“Supply Obligation”).

If the term of the GSPA does not commence by April 15, 2012 (90 days after the expiry of the existing gas sales agreement for the Palm Valley Gas Field):

•	The Santos Entities will purchase gas in 2012 for a total price of AUD $2.0 million;

•

Under the Santos SA, the Bonus Amount associated with lowest Threshold Level will decrease from AUD $5,000,000 to AUD $2,000,000 and the Bonus Amount associated with the second highest Threshold Level will be increased from AUD $250,000 to AUD $1,250,000.

•	If a Concession GSPA is then entered part-way through 2012 the volume purchased (and the total price) will be decreased proportionately.

Because this transaction has not yet been finalized, our consideration of the accounting implications of this transaction is not complete as of this filing, and for this reason we are not in a position to provide an estimate of the financial effect of the transaction on the Company.

Note 9 Capital and Stock Based Compensation

On December 8, 2010, shareholders approved an amendment to the Company’s 1998 Stock Incentive Plan to increase the authorized shares of common stock reserved for awards under the Plan by 2,000,000 shares, to a total of 7,205,000 shares. These authorized shares can take the form of non-qualified stock options, stock appreciation rights (SARs), restricted share awards, annual awards of stock to non-employee directors and performance-based awards.

Options and non-vested shares

As of September 30, 2011, there were 1,285,000 shares available for future issuance under the Plan.

The following is a summary of option transactions for the three months ended September 30, 2011:

Options Outstanding	Expiration Dates	Number of Shares	Exercise Price ($) Weighted Average
June 30, 2011	(7/1/14-8/2/20)	5,200,000	$1.49
Options exercised		(21,875)	$1.60

September 30, 2011		5,178,125	$1.49

Total non-cash stock based compensation included in the consolidated statements of operations for the three months ended September 30, 2011 was $ 395,632, as discussed below.

Non-employee options

There were no non-employee options issued during the three months ended September 30, 2011. In February 2009, the Company granted 262,500 time-based options, with an exercise price of $1.20 per share to John T. Wilson, our President and CEO, who was then a non-employee consultant to the Company.

Since these options were issued to a non-employee, the Company determined their fair value at the end of each reporting period. The related option expense was recognized in the unaudited condensed consolidated statements of operations using the accelerated method. Effective September 27, 2011, Mr. Wilson became the President and CEO of the Company. This change in status from non-employee to employee triggered a re-measurement of the fair value of these awards.

The fair value of these time-based options at September 27, 2011 was determined based on the Black-Scholes valuation model using the following assumptions:

Risk free interest rate	1.55%
Expected life	7.33 yrs
Expected volatility (based on historical price)	60.95%
Fair value at remeasurement	$219,172
Expire on	February 2, 2019

The expected life of the time-based options is the remaining contractual term. The Company recorded a non-cash charge of ($49,825) during the three months ended September 30, 2011 related to these non-employee time-based options for the period ended September 27, 2011. The credit entry was necessary to reverse previously recorded stock compensation expense related to the shares that were unvested as of the change in status from non-employee to employee. The unvested shares were then revalued as discussed above. Unrecognized compensation expense for these options is included below within the “employee option” section.

The Company recorded non-cash charges of $32,830 related to these time based options for the three months ended September 30, 2010.

Employee and Director option and share compensation

The Company’s compensation policy is designed to provide the Company’s directors with a portion of their annual Board compensation in the form of equity. The number of shares for each director award is, however, subject to a maximum annual cap of 15,000 shares. The Company issued 75,000 shares in July 2011, pursuant to this policy.

During the three months ended September 30, 2011, no stock options were issued to employees. During the quarter ended September 30, 2010, 800,000 stock options were issued to an employee, of which 400,000 were forfeited.

Non-cash compensation expense of $445,459 was recorded for employees and directors options and non-vested shares for the three months ended September 30, 2011 and is included in the unaudited condensed consolidated statements of operations for the period then ended. The fair value of the grants is being recognized over the requisite service period using the accelerated method. Unrecorded compensation expense for employee options was $661,233 as of September 30, 2011.

Employee and director non-cash option and unvested share expense of $262,123 and $87,500 respectively for the three months ended September 30, 2010 was reflected in the unaudited condensed consolidated statements of operations for the period then ended.

Note 10 (Income) Loss per Share

Income and losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The reconciling items in the calculation of diluted earnings per share earnings per share are the dilutive effect of stock options, warrants and non-vested shares. The potential dilutive impact of non-vested shares is determined using either the treasury stock method or the two-class method, whichever leads to higher dilution. The dilutive impact of stock options and warrants is determined using the treasury stock method.

For the three months ended September 30, 2011, the Company had 7,697,826 options and warrants outstanding that had an exercise price below the average stock price that would have resulted in 1,719,815 incremental dilutive shares. The Company also had 104,167 non-vested shares of Company stock that would have resulted in 85,102 incremental dilutive shares for the three months ended September 30, 2011. There were no other potentially dilutive items at September 30, 2011.

For the three months ended September 30, 2010, the Company had 8,227,826 options and warrants outstanding that had an exercise price below the average stock price for the period that resulted in 2,438,677 incremental dilutive shares. The Company also had 208,334 non-vested shares of Company stock for the three months ended September 30, 2010, that resulted in 24,595 incremental dilutive shares for the period. There were no other potentially dilutive items at September 30, 2010. However, as a result of the net loss for the period, there was no dilutive effect.

Note 11 Segment Information

Prior to the Form 10-Q for the three months ended September 30, 2011, our reportable segments included MPC, NP and MPAL. During the current period, MPC completed a restructuring of its North American assets (See Note 4) resulting in a change to its reportable segments. Segment groupings for the three months ended September 30, 2010 have been reclassified to conform with the current presentation.

The Company has two reportable segments, MPAL and MPNA, as well as a head office which is treated as a cost center. The Company’s chief operating decision maker is John Thomas Wilson (President and CEO) who reviews the results of the Australian and North American businesses on a regular basis. Both segments engage in business activities from which each may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment.

Segment information (in thousands) for the Company’s two operating segments is as follows:

	MPAL	MPNA	Corporate Overhead	Inter- segment Elimination	Total
Three months ended September 30,

2011
Revenues	$2,504	$1,231	$—	$—	$3,735
Consolidated Net (loss) income attributable to MPC	$(932)	$3,868	$(1,993)	$(3)	$940
Assets (1)	$44,615	$24,429	$67,669	$(69,084)	$67,629

2010
Revenues	$2,633	$1,066	$—	$—	$3,699
Consolidated Net (loss) income attributable to MPC	$(1,173)	$(91)	$(2,112)	$—	$(3,376)
Assets (1)	$68,088	$21,266	$82,016	$(77,223)	$94,147

(1)	Goodwill attributable to MPAL was $4,021,000 and $674,000 was attributable to NP at September 30, 2011 and June 30, 2011.

Note 12 Exploration and Dry Hole Costs

Exploration and dry hole costs relate to the exploration work performed on MPAL’s and MPNA’s properties. Components of these costs are as follows:

	THREE MONTHS ENDED September 30,
Exploration and Dry Hole Costs	2011	2010
MPAL - Australia	$250,487	$99,013
MPAL - United Kingdom	688,437	247,302
MPNA - Poplar Field	48,564	67,355

Total	$987,488	$413,670

Note 13 Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the three months ended September 30, 2011 was as follows:

Balance at June 30, 2011	$11,397,410
Liabilities acquired	74,542
Liabilities settled	—
Accretion expense	157,614
Revisions to estimate	—
Sale of assets	—
Reclassification to Liabilities related to assets held for sale (Note 6)	(6,223,114)
Exchange effect	(689,222)

Balance at September 30, 2011	$4,717,230

Note 14 Income Taxes

The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The federal and Australian effective rate used in providing for income taxes on a current year-to-date basis for the three months ended September 30, 2011 is 0% compared to 8% for the three months ended September 30, 2010. For the current fiscal year, we anticipate that we will be providing a full valuation allowance against our Australian and U.K. deferred tax assets. Tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review for the quarter ended September 30, 2011, we provided for a full valuation allowance against our Australian deferred tax assets, in addition to a valuation allowance against our U.K. deferred tax assets. We have reversed the valuation allowance on our U.S. deferred tax assets as we anticipate that we will utilize U.S. net operating loss and foreign tax credit carry forwards to offset federal tax on U.S. taxable income. However, such losses and credits are not available to offset state taxable income, thus resulting in the reported tax provision of $196,600.

We anticipate we will continue to record a valuation allowance against the losses of these jurisdictions until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.

Note 15 Investments

Marketable Securities

At September 30, 2011, MPC held the following marketable securities which are expected to be held until maturity:

September 30, 2011	Par Value	Maturity Date	Carrying Amount	Fair Value
Short-term securities
U.S. Treasury Bills	$600,000	October 13, 2011	$599,993	$599,994
U.S. Treasury Bills	600,000	November 25, 2011	599,989	599,964
U.S. Treasury Bills	600,000	December 15, 2011	599,988	599,976
U.S. Treasury Bills	600,000	January 12, 2012	599,912	599,946

Total	$2,400,000		$2,399,882	$2,399,880

At June 30, 2011, MPC did not have any marketable securities.

Securities Available-for-Sale

The Company classifies securities that have a readily determinable fair value and are not bought and held principally for the purpose of selling them in the near term as securities available-for-sale. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in accumulated other comprehensive income until realized. Net unrealized loss related to these securities was $33,772 and is included in accumulated other comprehensive income. The Company held the following securities classified as available for sale at September 30, 2011 and June 30, 2011:

September 30, 2011	Fair Value
Equity securities	$204,298

June 30, 2011	Fair Value
Equity securities	$238,070

Note 16 Fair Value Measurements

The Company follows authoritative guidance related to Fair Value Measurement and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1: Quoted Prices in Active Markets for Identical Assets – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Significant Other Observable Inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Significant Unobservable Inputs – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers in/and or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed for all periods presented.

Items required to be measured at fair value on a nonrecurring basis include the assets acquired and liabilities assumed related to the acquisition of an additional 2.95% working interest in Poplar Field and the contingent payments recorded pursuant to that transaction (see Note 4).

The Company’s items to which recurring fair value measurements apply are securities available-for-sale, which are classified as Level 1 in the fair value hierarchy. These investments are traded in active markets and quoted prices are available for identical investments.

Cash balances were $9,033,547 as of September 30, 2011 and the remaining $16,689,669 was held in time deposit accounts in several Australian banks that have terms of 90 days or less, and are therefore classified as cash equivalents. The fair value of cash equivalents approximates carrying value due to the short term nature of those instruments.

The following table presents the amounts of assets carried at fair value at September 30, 2011 and June 30, 2011 by the level in which they are classified within the valuation hierarchy:

Description	Fair Value Measurements at September 30, 2011 using Quoted Prices in Active Markets for Identical Assets Level 1	Fair Value Measurements at June 30, 2011 using Quoted Prices in Active Markets for Identical Assets Level 1
Securities available-for-sale	$204,298	$238,070

Note 17 Debt

The Company’s long-term debt consists of the following:

September 30,
September 30, 2011
Note Payable to bank in monthly installments of varying amounts plus interest, at 6.25% through June 25, 2014	$1,278,438
Less current portion	$540,000

Long-term debt, excluding current portion	$738,438

The following is a summary of principal maturities of long-term debt:

September 30,
Less than 1 year	$540,000
One to Three Years	$738,438

Total	$1,278,438

Short Term Line of Credit	$700,000

The variable rate of the note is based upon the Wall Street Journal Prime Rate (the index) plus 3%, subject to a floor rate of 6.25%. The index was 3.25% at September 30, 2011, resulting in an interest rate of 6.25% per annum as of September 30, 2011. Under the note payable, NP is subject to both financial and non-financial covenants. The financial covenant is to maintain a debt service coverage ratio, as defined, of 1.2 to 1.0, which is calculated based on NP’s annual tax return. As of September 30, 2011, based upon the FY2010 tax return, NP was in compliance with the financial covenant.

The Company also has a $1,000,000 working capital line of credit with the same bank, classified as short term debt. The total amount due on the line at September 30, 2011 was $700,000. The line bears interest at a variable rate which was 6.50% as of September 30, 2011. A portion of this line of credit, $25,000, secures a letter of credit that is in favor of the Bureau of Land Management and another $25,000 of this revolving line of credit secures a business credit card used by NP. As of September 30, 2011, $250,000 is available under this line of credit.

The note payable to bank, letter of credit and the short term line of credit are collateralized by first mortgages and assignment of production for the Poplar Field and are guaranteed by MPC up to $6,000,000, not to exceed the amount of the principal owed.

The carrying amount of the Company’s long term debt approximates its fair value, because of the variable rate, which resets based on the market rates.

Note 18 Related Party Transactions

The Company leases its Denver office (the office of NP) from an entity owned, in part, by John Thomas Wilson, President and CEO of the Company. The lease expires February 2012. The total paid to such entity under this arrangement for the three months ended September 30, 2011 and 2010 was $18,074 and $18,074, respectively.

J. Robinson West, Chairman of the Board of Directors is Chairman, Founder and CEO of PFC Energy (PFC), which has served as a consultant on various Australian projects. MPC had accrued liabilities of $48,100 and $182,740 as of September 30, 2011 and September 30, 2010, respectively, for consulting services which expense is included in the statements of operations for the three months ended September 30, 2011 and 2010, respectively.

Please refer to Note 4 for more information on the transactions with NT and ER during the three months ended September 30, 2011.

Young Energy Prize SA (“YEP”), a Luxembourg corporation and the Company’s largest shareholder, was engaged by the Company to help assist in the funding of the Evans Shoal Transaction. Mr. Nikolay Bogachev, a director of the Company since July 2009, is the President and CEO of YEP as well as an equity owner of YEP.

On August 5, 2010, the Company executed a Securities Purchase Agreement (the “Second Purchase Agreement”), an Investor’s Agreement and Memorandum of Agreement with YEP to finalize the terms of its second Private Investment in a Public Equity (“PIPE”). Pursuant to the terms of the Second Purchase Agreement, the Company is required to use the proceeds from the PIPE to close the Evans Shoal Transaction. On February 11, 2011 and February 17, 2011, the Company and YEP executed amendments to the Second Purchase Agreement. On February 17, 2011 the Company and YEP also executed an Investment Agreement to document the terms of additional financing to be provided by YEP to the Company in order to facilitate the closing of the Evans Shoal Transaction as well as an amendment to the Investment Agreement.

Since the Amended Asset Sales Agreement has been terminated and MPAL has received back the additional (AUD) $10 million deposit made in connection with the Evans Shoal Transaction, the transactions contemplated by the Second Purchase Agreement, as amended, and the Investment Agreement, as amended, have not closed. As of October 12, 2011, the Company and YEP terminated these agreements.

Note 19 Commitments & Contingencies

Please refer to Note 4 for information regarding the contingent payments to the “Sellers” of the non-controlling interest of NP. Please refer to the Commitments and Contingencies table in our Form 10-K as of June 30, 2011, for information on all other commitments and contingencies.

Note 20 Subsequent Events

The Company has evaluated subsequent events and noted no additional events that require recognition or disclosure at November 14, 2011.

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

Among these risks and uncertainties are: (1) the ability of Magellan and Santos to complete and implement the terms of the asset swap in the Amadeus Basis and the related gas sales agreement; (2) whether the Company can successfully achieve cost savings while delivering revenue growth; (3) whether the work-overs, recompletions and other drilling at Poplar will result in increased production and cash generation and/or will otherwise successfully assist in the development of the Poplar Field; and (4) the production levels from the properties in which Magellan, through its subsidiaries, have interests, the recoverable reserves at those properties and the prices that will ultimately be applied to the sale of such reserves. Any forward-looking information provided in this report should be considered with these factors in mind. Magellan assumes no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Executive Summary

Overview

Magellan is engaged in the sale of oil and gas with a strategy focused on creating long-term value through the acquisition and redevelopment of “under-exploited” conventional reserves and through the exploration of unconventional reserves. We have high quality assets with strong development potential and a robust cash balance to fund these developments.

The financial results of the first quarter include the partial-period impact of two material transactions. Effective September 1, 2011, Magellan purchased the non-controlling interests in NP and in the Poplar Field such that Magellan now owns a 100% interest in the Poplar Field.

On September 2, 2011, Magellan executed a farm-out agreement with VAALCO for the Poplar Field deep rights. Under the terms of the VAALCO farm-out, we received $5.0 million in cash (roughly $227 per acre) and a commitment to drill three deep wells, at least one of which will be horizontal. These wells will be expensive, a consideration in our decision, but, more importantly, VAALCO is skilled and experienced in these deeper plays and brings significant operational capability.

Separately, on September 14, 2011 Magellan executed a Sale Agreement with Santos QNT Pty Ltd (“Santos”) and a related Gas Supply and Purchase Agreement, the impact of which is not reflected in our first quarter results. Completion of these agreements with Santos remains subject to customary government and third party approvals, which Magellan and Santos are working diligently to achieve. By swapping our ownership interests with Santos, we will for the first time in our history own and operate 100% of our Australian productive base (the Palm Valley and Dingo Fields) and enjoy the flexibility to develop these assets according to our own needs. At the same time, our gas sales agreement with Santos, who will now own 100% of the Mereenie Field, will provide Magellan with over $100.0 million in future revenue while preserving a key strategic relationship.

For a complete description of these transactions please see Note 20 of our Form 10-K for the year ended June 30, 2011. The Company was also refunded AUD $10.0 million on July 22, 2011 following the termination of the Evans Shoal Assets Sale Deed with Santos Offshore Pty Ltd.

Since the middle of summer, Magellan has been implementing an extensive program of work-overs and recompletions at the Poplar Field. For part of this period, one of the Company’s five water disposal wells was temporarily shut-in, constraining the field’s oil production capacity. In addition, the Company began the completion work for the EPU 119 well, which was initially spudded in October 2010 and cored and analyzed through January 2011, to test various formations of the Poplar Field, including the Bakken formation.

Financial Results Discussion

For the quarter ending September 30, 2011, Magellan recorded a net income of $0.9 million, compared to a net loss of $3.4 million in quarter ended September 30, 2010.

Magellan generated revenues of $3.7 million for the quarter ending September 30, 2011. The Company’s revenues were essentially flat compared to the same period in 2010, when revenues also amounted to $3.7 million. This was achieved despite the loss of the contribution from Amadeus Gas Trust (“AGT”) revenues. The AGT revenue stream ended June 2011, in line with the terms of the settlement with Power Water Corporation agreed in 2005. The AGT revenue contributed $1.1 million in the quarter ended September 30, 2010 and $4.6 million for the year ended June 30, 2011. During the quarter ended September 30, 2011, Magellan’s oil sales increased by $1.1 million, primarily due to increased production at Mereenie. Although Poplar contributed increased revenues of $0.2 million, this was primarily driven by increased realized prices while production from the Poplar Field was constrained by the Company’s shut-in of a salt-water disposal injection well.

Magellan’s operating income for the quarter ending September 30, 2011 was a $0.9 million income, compared with an operating loss of $4.0 million for the same period in 2010. Following the farm-out agreement with VAALCO dated September 6, 2011, Magellan recorded a gain of $4.1 million.

Production costs for the quarter ending September 30, 2011, increased by $1.2 million to $3.0 million from $1.8 million at September 30, 2010. The increase primarily resulted from increased production costs at Mereenie in the form of incremental expenses of approximately $800,000 and increased production costs at Poplar Field in the form of higher maintenance costs over the period resulting from our work-over program. Furthermore, on an aggregate basis, salaries, auditing, accounting and legal services, and other administrative expenses, amounted to $3.0 million and were essentially flat for the recent quarter ending September 30, 2011 compared to the same period in 2010. However, this reflects an increase of approximately $450,000 in auditing, accounting and legal services, which was mitigated by an approximate decrease of $615,000 in other administrative expenses driven by reduced consulting and transaction related expenses.

Exploration and dry hole costs amounted to approximately $1.0 million for the quarter ending September 30, 2011, compared to $414,000 for the same period in 2010. These costs increased primarily due to increased work activities for technical personnel (geologists and engineers) to hold and evaluate the license permits in the U.K. and Australia. The cost of the work program at the Poplar Field of $934,000 was capitalized for the three month period ended September 30, 2011.

Management is committed to achieving cost savings while delivering revenue growth. Our balance sheet remains strong with minimal financial debt and $25.7 million in cash and cash equivalents as of September 30, 2011, excluding proceeds from the completion of the Sale Agreement with Santos.

Operational Results

North America - NP

Production volumes, net of royalties, were 14,766 bbls net to Magellan at an average price of $83.00/bbl for the quarter ended September 30, 2011 or 8% less total oil production compared to the quarter ended September 30, 2010. This production decrease was temporary and due to a water disposal well being shut in, which constrained the Company’s oil production capability. This water disposal well was re-activated on October 3, 2011.

Poplar Field: During the quarter ending September 30, 2011, the Company started a significant program of activities at the Poplar Field to increase production and cash generation, to further refine our knowledge of the field and to prepare for a more extensive development plan. These activities consisted in work-overs, recompletions, and initiating the drilling of a series of infill wells. The results of the work program will be updated by the Company as material results become further ascertained.

With respect to the infill wells program, the first infill well, EPU 119, was completed during the week of October 17, 2011 in the B-2 zone of the Charles formation. Swab testing indicates oil production of approximately 45 barrels per day. Following several weeks of pump-testing, the Company will evaluate a second interval in this well given the significant upside potential in several zones behind pipe. EPU 119 is the well that was spud in October 2010 and used to test several formations including the Bakken formations.

The second infill well, EPU 117, was spud on October 10, 2011 and drilled to a total depth of 4,935 feet. The drilling rig was released on October 19, 2011. Results of the completion of the EPU 117 will be released when established.

Poplar Field – Farm-out activity: Following the closing of the farm-out agreement with VAALCO, VAALCO is required to drill a first well in the Baaken and deeper formations of the Poplar Field by June 1, 2012. Magellan and VAALCO have cooperated and identified an appropriate location for the drilling of this first well. The Company expects that VAALCO will spud this first well, EPU 120, in early December 2011, in advance of our contractual obligations.

Australia

Production volumes, net of royalties, were 0.179 BCF of gas and 15,196 bbls of oil net to Magellan for the quarter ended September 30, 2011 or 2% less total gas production and 20% more total oil production compared to the quarter ended September 30, 2010.

Furthermore, upon completion of the Sale Agreement with Santos, the Company will have disposed of its interest in Mereenie and will become the sole owner and operator of Palm Valley and Dingo. Magellan is preparing for the impact of this asset rationalization on its operations.

Mereenie: There were no natural gas sales at Mereenie during the quarter ending September 30, 2011 since no new gas sales contract were entered into. The Mereenie oil and gas field which is operated by Santos produced a gross average of approximately 544 bbls of oil and condensate per day for sale during the reporting period. The average price of oil at Mereenie was AUD $112.63/bbl for the quarterly period ended September 30, 2011 compared to AUD $83.98/bbl for the quarter ended September 30, 2010.

Palm Valley: The Palm Valley gas field which is operated by the Company produced a gross average of approximately 4.5 million cubic feet per day (MMcf/D) of natural gas for sale during the quarter ending September 30, 2011.

United Kingdom

In the Weald Basin of Southern England, the Company (40% interest) participated in the Markwells Wood-1 exploration well, which was drilled in PEDL 126 in December 2010. During the quarter, the Markwells Wood-1 well was completed for production using a work over rig and surface facilities installed to allow the conduct of a production test to establish pressures and flow rates in the existing wellbore. The Operator Northern Petroleum is finalizing the surface arrangements for crude oil sales. Production testing is anticipated to start in November 2011. The Company expects the Operator to request approval for an extended period of 90 days.

Critical Accounting Policies

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended June 30, 2011, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies and significant estimates since June 30, 2011.

Consolidated Liquidity and Capital Resources

Historically, we have funded our acquisition and development activities from cash from operations and our existing cash balance. On a consolidated basis, the Company had approximately $25.7 million of cash and cash equivalents at September 30, 2011, compared with $28.2 million as of September 30, 2010. In addition, upon completion of the Sale Agreement with Santos, the Company is due to receive additional net cash proceeds of AUD $25 million.

The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash balances were $9.0 million as of September 30, 2011 and the remaining $16.7 million was held in time deposit accounts in several Australian banks that have terms of 90 days or less. The impact of foreign exchange rates changes on cash and cash equivalents was a $1.3 million loss for the quarter ended September 30, 2011 compared to a gain of $2.5 million for the same period in 2010.

Cash Flows

	September 30, 2011	September, 30 2010
Cash (used in) provided by (in thousands):
Operating activities	$(2,026)	$(983)
Investing activities	11,475	(7,029)
Financing activities	(2,824)	42

Cash used in operating activities during the three months ended September 30, 2011 and 2010 was ($2.0) million and ($1.0) million, respectively. The Company incurred a loss in foreign exchange of approximately $560,000 which was offset by cash provided by the change in operating assets and liabilities of $480,000.

Cash provided by (used in) investing activities was $11.5 million during the three months ended September 30, 2011, compared to cash used of ($7.0) million over the same period in 2010. The $11.5 million cash inflow for the quarter ending September 30, 2011, primarily resulted from the $10.9 million refund of the Evans Shoals escrow deposit and corresponding interest to MPAL, as well as the $5.0 million received from VAALCO Energy (USA), Inc. (See Note 8) for the farm-out of the Bakken and deep rights of the Poplar Field. This was offset by the net purchase of marketable securities of $2.4 million, which compares to a net purchase of $6.4 million for the same period last year, and cash expended in the U.K. and Poplar Field for capitalized oil and gas exploration and development of $1.2 million.

Cash (used in) provided by financing activities was ($2.8) million and $42,000 during September 30, 2011 and 2010, respectively. During the quarter ended September 30, 2011, $3.4 million was expended for the purchase of non-controlling interest in NP and related transaction costs and debt drawings exceeded debt repayments by $0.6 million.

Term Loans

As of September 30, 2011, Magellan had $1.3 million outstanding under a term loan facility and $700,000 drawn under a working capital line of credit, both issued by Jonah Bank of Wyoming.

Term Loans consisted of the following (in thousands):

	September 30, 2011	September 30, 2010
Notes payable to bank in monthly installments of varying amounts plus interest, at 6.25% through June 25, 2014	$1,278,438	$571,118
Less current maturities	(540,000)	(451,585)

Term Loans – noncurrent	$738,438	$119,533

The variable rate of the note is based upon the Wall Street Journal Prime Rate (the index) plus 3%. The index was 3.25% at September 30, 2011, resulting in an interest rate of 6.25% per annum as of September 30, 2011. Under the note payable, NP is subject to both financial and non-financial covenants. The financial covenant is to maintain a debt service coverage ratio, as defined, of 1.2 to 1.0, which is calculated based on NP’s annual tax return. As of September 30, 2011 based upon the FY2010 tax return, NP was in compliance with the financial covenant.

The Company also has a $1,000,000 working capital line of credit with the same bank, classified as short term debt. The total amount due on the line at September 30, 2011 was $700,000. The line bears interest at a variable rate which was 6.50% as of September 30, 2011. A portion of this line of credit, $25,000, secures a letter of credit that is in favor of the Bureau of Land Management and another $25,000 of this revolving line of credit secures a business credit card used by NP. As of September 30, 2011, $250,000 is available under this line of credit.

The note payable to bank, letter of credit and the short term line of credit are collateralized by first mortgages and assignment of production for the Poplar Field and are guaranteed by MPC up to $6,000,000, not to exceed the amount of the principal owed.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. NP has a letter of credit of $25,000, issued by a bank, in favor of the Bureau of Land Management to cover possible future environmental issues and another $25,000 will secure a business credit card used by NP.

CONTRACTUAL OBLIGATIONS

Please refer to Note 4 for information regarding the contingent payments to the “Sellers” of the non-controlling interest of NP. Please refer to the Contractual Obligations table in our Form 10-K as of June 30, 2011, for information on all other contractual obligations.

Three Months Ended September 30, 2011 vs. September 30, 2010

REVENUES AND OTHER INCOME

Significant changes in revenues and other income were as follows:

	THREE MONTHS ENDED September 30,
	2011	2010	$ Variance	% Variance
Oil sales	$3,295,661	$2,170,646	$1,125,015	52%
Gas sales	477,837	409,260	68,577	17%
Other production related revenues	(38,150)	1,119,275	(1,157,425)	(103)%
Investment income	270,958	246,316	24,642	10%

OIL SALES INCREASED by 52% for the three months ended September 30, 2011, relative to the same period in 2010. In Australia, oil sales increased by $964,000, primarily due to the 20% increase in volume, the 34% increase in price, and the 16.5% increase in the average exchange rate discussed below. In the U.S., oil sales increased by $161,000. This was due to the average price per barrel increase of 26% offset by an 8% decrease in volume.

Oil unit sales (after deducting royalties) in barrels (bbls) and the average price per barrel sold during the periods indicated were as follows:

THREE MONTHS ENDED September 30,
	2011 Sales		2010 Sales
		AVERAGE PRICE		AVERAGE PRICE	%Variance	% Variance
	BBLS	A. $ PER BBL	BBLS	A. $ PER BBL	BBLS	A. $ PER BBL
Australia (in AUD):
Mereenie field	15,196	$112.63	12,659	$83.98	20%	34%

		AVERAGE PRICE		AVERAGE PRICE	%Variance	% Variance
	BBLS	U.S. $ PER BBL	BBLS	U.S. $ PER BBL	BBLS	U.S. PER BBL
United States (in USD)
Poplar Fields	14,766	$83.00	16,107	65.80	(8)%	26%

GAS SALES INCREASED by $68,000 or 17% for the three months ended September 30, 2011 relative to the same period in 2010. In Australia, gas sales increased primarily due to the 16.5% increase in the average exchange rate discussed below and the 2% increase in the average price per MCF, offset by the 2% decrease in volume.

The volumes in billion cubic feet (bcf) (after deducting royalties) and the average price of gas per thousand cubic feet (mcf) sold during the periods indicated were as follows:

THREE MONTHS ENDED
September 30,
	2011 Sales		2010 Sales
		AVERAGE PRICE		AVERAGE PRICE	%Variance	% Variance
	BCF	A. $ PER MCF	BCF	A. $ PER MCF	BCF	A. $ PER MCF
Australia: Palm Valley	0.179	2.31	0.183	2.27	(2)%	2%

OTHER PRODUCTION RELATED REVENUES DECREASED due to the Amadeus Gas Trust (AGT) revenue source that ended on June 30, 2011. The $38,150 credit adjustment arises from a debit note processed in July 2011 to correct the estimate of revenues performed in June 2011.

INVESTMENT INCOME INCREASED primarily due to the 16.5% increase in the average foreign exchange rate discussed below.

OPERATING AND OTHER EXPENSES

Significant changes in operating and other expenses were as follows:

	THREE MONTHS ENDED
	September 30,
	2011	2010	$ Variance	% Variance
Production costs	$3,017,875	$1,839,163	$1,178,712	64%
Exploration and dry hole costs	987,488	413,670	573,818	139%
Salaries and employee benefits	1,149,105	941,676	207,429	22%
Depletion, depreciation and amortization	316,860	989,338	(672,478)	(68)%
Auditing, accounting and legal services	691,556	238,451	453,105	190%
Other administrative expenses	1,134,226	1,749,532	(615,306)	(35)%
Foreign transaction (gain) loss	(562,280)	1,203,532	(1,765,812)	(147)%
Gain on sale of assets	(4,107,720)	(20,142)	(4,087,578)	20,294%
Income tax (benefit) provision	198,326	(301,336)	499,662	(166)%

PRODUCTION COSTS INCREASED by $1,178,000, or 64% for the three months ended September 30, 2011 relative to the same period in 2010. In Australia, production costs increased by $958,000, primarily due to the increased field material and other production costs at Mereenie ($800,000) and the 16.5% increase in the average foreign exchange rate discussed below. In the U.S., production costs increased by $220,000 due to maintenance costs incurred in September 2011.

EXPLORATION AND DRY HOLE COSTS INCREASED by $573,000 or 139% for the three months ended September 30, 2011 relative to the same period in 2010. At MPAL, the increase in exploration costs were primarily due to the exploration costs in the U.K and the 16.5% increase in the average foreign exchange rate discussed below. In the U.S., exploration costs remained stable for the three months ended September 30, 2011 relative to the same period in 2010.

SALARIES AND EMPLOYEE BENEFITS INCREASED by $207,000 or 22% for the three months ended September 30, 2011 relative to the same period in 2010. In Australia, the increase of $80,000 is primarily due to the 16.5% increase in the average foreign exchange rate discussed below. In the U.S., salaries and employee benefits costs increased by $127,000, which included a $57,000 increase in non-cash stock compensation expense as well as the year over year increase due to additional headcount.

DEPLETION, DEPRECIATION AND AMORTIZATION DECREASED by $673,000 or 68% for the three months ended September 30, 2011 relative to the same period in 2010. In Australia, costs were down by $517,000 because MPAL’s Australia oil and gas assets were fully depleted as of September 30, 2010. As of June 30, 2010, MPAL SEC defined reserves for oil were non-economic.

As a result, the O&G assets were fully depleted down to their salvage value, even though, Mereenie continues to produce oil. In the U.S., depletion, depreciation and amortization expense was down by $156,000 due to decreased production volumes of temporarily shut-in wells.

AUDITING, ACCOUNTING AND LEGAL SERVICES INCREASED by $453,000 for the three months ended September 30, 2011 relative to the same period in 2010. In the U.S., costs increased by $288,000, primarily due to an unanticipated increase in costs relating to the annual audit ($250,000). In Australia, the increase in costs, $165,000 was primarily due to increased legal fees related to the Evans Shoal Transaction and the 16.5% increase in the average foreign exchange rate discussed below.

OTHER ADMINISTRATIVE EXPENSES DECREASED by $615,000 for the three months ended September 30, 2011 relative to the same period in 2010. This decrease was primarily due to the Evans Shoal Transaction related travel costs and consulting expenses incurred in the three months ended September 30, 2010 that were not incurred in the same period in 2011.

FOREIGN TRANSACTION (GAIN) LOSS account represents transactions gains and losses that result from the translation of cash accounts held in foreign currencies, which fluctuates depending on the change in exchange rates discussed below as well as changes in the account balances.

GAIN ON SALE OF ASSETS reflects the gain on the VAALCO Sale.

INCOME TAX PROVISION INCREASED primarily due to estimated state taxes accrued relating to the gain from the VAALCO Sale. As a result of our review for the quarter ended September 30, 2011, we provided for a full valuation allowance against our Australian deferred tax assets, in addition to a valuation allowance against our U.K deferred tax assets. We have reversed the valuation allowance on our U.S. deferred tax assets as we anticipate that we will utilize U.S. net operating loss and foreign tax credit carry forwards to offset federal tax on U.S. taxable income. However, such losses and credits are not available to offset state taxable income, thus resulting in the reported tax provision.

We anticipate we will continue to record a valuation allowance against the losses of these jurisdictions until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.

EXCHANGE EFFECT - the value of the Australian dollar relative to the U.S. dollar decreased to 0.9792 at September 30, 2011 compared to a value of 1.05951 at June 30, 2011. This resulted in a $1,241,903 decrease to the foreign currency translation adjustments account for the three months ended September 30, 2011. The average exchange rate used to translate MPAL’s operations in Australia was 1.0519 for the quarter ended September 30, 2011, which was an 16.5% increase compared to the .903118 rate for the quarter ended September 30, 2010.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar, as well as the exchange rates between the Australian dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. Any change in the exchange rate between the Australian and U.S. dollar could have a negative impact on our revenue, operating income and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian and U.S. dollars could have a negative impact on our business, operating results and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and expenses by $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2011.

For the three months ended September 30, 2011, oil sales represented approximately 88% of total oil and gas revenues. Based on the current three month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.3 million. Gas sales, which represented approximately 12% of total oil and gas revenues in the current three month period, are derived primarily from the Palm Valley field in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index (ACPI) for the three months ended September 30, 2011.

At September 30, 2011, the value of our investments in available-for-sale-securities was $ 204,298.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including John Thomas Wilson, the Company’s President and CEO, and Antoine J. Lafargue, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2011. During the current period ended September 30, 2011, Management found no deficiencies as a result in its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. However, because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weakness identified in our prior fiscal year will require review and evidence of effectiveness for more than one quarter prior to management concluding that the controls are now effective. Accordingly, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective at September 30, 2011 due to the un-remediated material weaknesses described in Item 9A of the Company’s Form 10-K for the period ended June 30, 2011. However, the Company believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except those described below.

The Company continues to work with its third party accounting experts to improve its process surrounding the Statement of Cash Flows including the following steps:

•	The Company has augmented its financial reporting and technical accounting resources to enable more detailed and rigorous reviews of the cash flow statement preparation process.

•	Improved communication surrounding new or unusual transactions.

•	Conducting additional training of subsidiary personnel to assist in the preparation of documents supporting the preparation of the statement of cash flows.

•	Regular reports will be issued to the Audit Committee and Board of Directors as to the planned improvements and progress of said remediation.

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

PART II - OTHER INFORMATION

September 30, 2011

ITEM 1A RISK FACTORS

Item 1A, (“Risk Factors”) of our most recently filed Form 10-K sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Except as described below, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the year ended June 30, 2011; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

There is a risk that the Mereenie/Palm Valley swap transactions will not be completed, or timely completed, because of a failure to satisfy the specified conditions to the closing;

There is a risk that VAALCO’s well drilling efforts will not be successful.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan

The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
July 1-31, 2011	—	—	—	319,150
August 1-31, 2011	—	—	—	319,150
September 1-30, 2011	—	—	—	319,150

(1)	The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through September 30, 2011, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been cancelled.

Sale of Unregistered Securities

On September 2, 2011, MPC, NP and the members of NT and ER (the members of NT and ER, collectively, the “Sellers”) entered into the PSA setting forth the terms of MPC’s acquisition of all the membership interests of NT and ER. This transaction is described in Note 4 (Acquisition of a minority interest in Nautilus Poplar LLC and acquisition of additional working interest) to the consolidated financial statements included in Item 1 of this quarterly report, which description is hereby incorporated by reference into this Item 2 in its entirety

ITEM 5 – OTHER EVENTS

None.

ITEM 6 EXHIBITS

2.1	Lease Purchase and Sale and Participation Agreement between and among the Company, Nautilus Poplar LLC and VAALCO Energy (USA), Inc., dated as of September 6, 2011, is filed herewith.

2.2	Purchase and Sale Agreement between and among the Company, the members of Nautilus Technical Group LLC (“Nautilus Tech”) and Eastern Rider LLC (“ER”) (collectively, the “Nautilus Sellers”), to acquire all of the membership interests in Nautilus Tech and ER, dated as of September 2, 2011, is filed herewith.

2.3

Sale Agreement between and among Magellan Petroleum (N.T.) Pty Ltd (“Magellan NT”), a wholly owned subsidiary of MPAL, Santos QNT Pty Ltd (“Santos QNT”) and Santos Limited (“Santos Entities”), dated September 14, 2011, is filed herewith.

3.1	Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware and Amendment of Article Twelfth filed on February 12, 1988 with the State of Delaware, filed as Exhibit 4(b) to the Company’s Form S-8 Registration Statement (File No. 333-70567), filed on January 14, 1999, are incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware, filed as Exhibit 3(a) to the Company’s quarterly report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation related to Article Twelfth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.3 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.4	Certificate of Amendment to Certificate of Incorporation related to Article Thirteenth as filed on October 15, 2009 with the State of Delaware, filed as Exhibit 3.4 to the Company’s quarterly report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

3.5	Certificate of Amendment to Certificate of Incorporation as filed on December 10, 2010 with the Secretary of State, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 13, 2010 and incorporated herein by reference.

3.6	Amended and Restated Bylaws, as of March 10, 2010, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 15, 2010 and incorporated herein by reference.

10.1	Release Agreement between Santos Ltd. And Magellan Petroleum Australia Limited, dated as of July 21, 2011, is filed herewith.

10.2	Registration Rights Agreement between and among the Company and the Nautilus Sellers, dated September 2, 2011, is filed herewith.

10.3	Gas Supply and Purchase Agreement, between and among Magellan NT and the Santos Entities, dated September 14, 2011, is filed herewith.

10.4	Employment Agreement with Susan M. Filipos dated September 28, 2009, as amended on August 16, 2011, is filed herewith.

31.1	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

31.2	Certification of Antoine J. Lafargue, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.

32.1

Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

32.2	Certification of Antoine J. Lafargue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MAGELLAN PETROLEUM CORPORATION

FORM 10-Q

September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MAGELLAN PETROLEUM CORPORATION
Registrant

Date: November 14, 2011	By	/s/ John Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer (Duly Authorized Officer)

	By	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Chief Financial Officer and Treasurer (as Principal Financial Officer)