Form 10-Q
period 2012-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2012-05-10
CIK 61398

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-5507
MAGELLAN PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-0842255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 East Ninth Avenue, Suite 200, Denver, CO	80203
(Address of principal executive offices)	(Zip Code)
(720) 570-3858
(Registrant’s telephone number, including area code)
___________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s single class of common stock as of May 4, 2012 was 53,835,594.

MAGELLAN PETROLEUM CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,210,447	$20,416,625
Accounts receivable — trade (net of allowance for doubtful accounts of $0 and $66,702 as of March 31, 2012 and June 30, 2011, respectively)	2,375,337	4,356,621
Accounts receivable — working interest partners	1,012,279	453,843
Deposit on Evans Shoal	—	10,745,061
Inventories	590,678	731,672
Assets held for sale	1,754,866	—
Prepaid assets	774,190	517,482
Other assets (Note 16)	1,328,864	61,934
Total current assets	25,046,661	37,283,238
Property and equipment, net (successful efforts method):
Proved oil and gas properties	34,030,652	136,094,121
Less accumulated depletion, depreciation and amortization	(11,308,898)	(115,916,596)
Unproved oil and gas properties	3,219,963	3,367,972
Wells in progress	6,485,073	4,315,236
Land, buildings and equipment (net of accumulated depreciation of $2,403,994 and $3,984,985 as of March 31, 2012 and June 30, 2011, respectively)	989,087	1,293,450
Net property and equipment	33,415,877	29,154,183
Other non-current assets:
Securities available for sale	166,681	238,070
Goodwill	4,695,204	4,695,204
Other long term assets	241,928	204,457
Total other non-current assets	5,103,813	5,137,731
Total assets	$63,566,351	$71,575,152
LIABILITIES AND EQUITY
Current liabilities:
Short term line of credit	$650,000	$500
Current portion of note payable	504,000	552,000
Accounts payable	2,642,987	3,860,919
Accrued and other liabilities	3,349,183	2,056,717
Liability related to assets held for sale	7,202,467	—
Total current liabilities	14,348,637	6,470,136
Long term liabilities:
Note payable	498,438	870,438
Other long term liabilities	244,784	309,758
Asset retirement obligations	5,430,322	11,397,410
Contingent consideration payable	4,279,000	—
Total long term liabilities	10,452,544	12,577,606

Commitments and contingencies (Note 17)
Equity:
Common stock (par value $.01 per share): Authorized 300,000,000 shares, outstanding, 53,835,594 and 52,455,977 as of March 31, 2012 and June 30, 2011, respectively	538,354	524,558
Capital in excess of par value	90,475,105	93,617,424
Preferred stock (par value $.01 per share): Authorized 50,000,000 and 0 shares, outstanding, 0 and 0 as of March 31, 2012 and June 30, 2011, respectively	—	—
Accumulated deficit	(64,295,613)	(56,073,255)
Accumulated other comprehensive income	12,047,324	12,469,626
Total equity attributable to Magellan Petroleum Corporation	38,765,170	50,538,353
Non-controlling interest in subsidiaries	—	1,989,057
Total equity	38,765,170	52,527,410
Total liabilities and equity	$63,566,351	$71,575,152

The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
REVENUES:
Oil production	$4,644,348	$3,135,298	$10,640,691	$8,062,157
Gas production	172,000	460,787	1,147,909	1,328,467
Other	(11,134)	1,270,595	(45,700)	3,636,242
Total revenues	4,805,214	4,866,680	11,742,900	13,026,866
OPERATING EXPENSES:
Lease operating	4,134,859	2,054,567	10,411,556	6,414,270
Depletion, depreciation, amortization, and accretion	401,289	125,980	1,242,217	1,694,333
Exploration	1,625,448	452,260	3,619,214	1,480,500
General and administrative	3,225,007	2,681,982	9,083,063	12,005,041
Impairment	—	122,862	—	122,862
Gain on sale of assets	(19,261)	(490,883)	(4,029,149)	(954,060)
Total operating expenses	9,367,342	4,946,768	20,326,901	20,762,946
Loss from operations	(4,562,128)	(80,088)	(8,584,001)	(7,736,080)
Other income (expense)
Net interest (expense) income	(32,712)	190,983	357,103	658,794
Other income	4,753	—	4,540	—
Total other (expense) income	(27,959)	190,983	361,643	658,794
(Loss) income before income tax benefit	(4,590,087)	110,895	(8,222,358)	(7,077,286)
Income tax (provision) benefit	—	(178,042)	—	1,501,611
Net loss after income tax	(4,590,087)	(67,147)	(8,222,358)	(5,575,675)
Net (loss) income attributable to non-controlling interest in subsidiaries	—	(17,128)	15,401	16,147
Net loss attributable to Magellan Petroleum Corporation	$(4,590,087)	$(84,275)	$(8,206,957)	$(5,559,528)

Earnings per common share:
Average number of basic and dilutive common shares outstanding	53,835,594	52,455,977	53,592,958	52,375,537
Net loss per basic and dilutive common shares attributable to Magellan Petroleum Corporation common shareholders	$(0.09)	$—	$(0.15)	$(0.11)

The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	March 31,
	2012	2011
	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(8,222,358)	$(5,575,675)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign transaction (gain) loss	(1,045,190)	605,523
Depletion, depreciation and amortization	1,242,217	1,694,333
Interest earned on restricted deposits	(23,555)	—
Fair value increase of contingent consideration payable	128,000	—
Amortization of loan fees	7,905	—
Deferred income taxes	—	(1,349,001)
Gain on disposal of assets	(4,029,149)	(954,060)
Exploration costs	943,769	—
Stock based compensation	1,281,526	1,768,596
Impairment loss	—	122,862
Net changes in operating assets and liabilities:
Accounts receivable	1,213,105	846,265
Inventories	(357,352)	69,718
Prepayments and other current assets	(386,423)	87,276
Accounts payable and accrued liabilities	(1,034,123)	(924,016)
Other long term liabilities	(88,507)	—
Income taxes payable	60,645	1,107,051
Net cash used in operating activities	(10,309,490)	(2,501,128)
INVESTING ACTIVITIES:
Additions to property and equipment	(5,243,504)	(4,207,139)
Proceeds from sale of assets	5,035,127	1,472,944
Purchase of working interest in Poplar	(823,299)	—
Refund (Payment) of Deposit for Purchase of Evans shoal (includes interest)	10,939,906	(10,013,501)
Marketable securities matured or sold	5,686,555	5,002,802
Marketable securities purchased	(5,686,555)	(6,999,735)
Net cash provided by (used in) investing activities	9,908,230	(14,744,629)
FINANCING ACTIVITIES:
Proceeds from issuance of stock	35,000	43,500
Short term debt issuances	4,874,500	3,949,218
Short term debt repayments	(4,225,000)	(3,175,668)
Purchase of non-controlling interest - Nautilus Poplar LLC	(3,461,120)	(380,000)
Non-controlling capital contribution - Nautilus Poplar LLC	—	80,000
Long term debt repayments	(420,000)	—
Net cash (used in) provided by financing activities	(3,196,620)	517,050
Effect of exchange rate changes on cash and cash equivalents	391,702	3,389,029
Net decrease in cash and cash equivalents	(3,206,178)	(13,339,678)
Cash and cash equivalents at beginning of period	20,416,625	33,591,534
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,210,447	$20,251,856

Cash Payments:
Income taxes	25,924	(1,128,098)
Interest paid, net of amount capitalized	85,073	63,977
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding (loss) gain	(71,389)	138,501
Revision to estimate of asset retirement obligations	—	378,948
Amounts in accounts payable and accrued liabilities related to property and equipment	429,517	3,391
Purchase of non-controlling interest for Stock and contingent consideration	4,729,316	—
Purchase of 3% working interest for Stock and contingent consideration	1,243,107	—

The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net loss	$(4,590,087)	$(67,147)	$(8,222,358)	$(5,575,675)
Foreign currency translation adjustments	378,256	(2,674,882)	(350,913)	6,020,605
Unrealized holding gains (losses) on securities available for sale, net of deferred tax of $0	19,713	78,141	(71,389)	138,501
Total comprehensive (loss) income	(4,192,118)	(2,663,888)	(8,644,660)	583,431
Net (loss) income attributable to non-controlling interest in subsidiary	—	(17,128)	15,401	16,147
Comprehensive (loss) income attributable to Magellan Petroleum Corporation	$(4,192,118)	$(2,681,016)	$(8,629,259)	$599,578

The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total

June 30, 2011	$524,558	$—	$93,617,424	$(56,073,255)	$12,469,626	$1,989,057	$52,527,410
Net loss	—	—	—	(8,206,957)	—	(15,401)	$(8,222,358)
Acquisition of non-controlling interest	9,302	—	(4,843,182)	(15,401)	—	(1,973,656)	$(6,822,937)
Acquisition of working interest	2,525	—	386,306	—	—	—	$388,831
Foreign currency translation adjustments	—	—	—	—	(350,913)	—	$(350,913)
Unrealized holding loss on securities available for sale, net of taxes	—	—	—	—	(71,389)	—	$(71,389)
Stock and stock based compensation	1,750	—	1,279,776	—	—	—	$1,281,526
Stock options exercised	219	—	34,781	—	—	—	$35,000
March 31, 2012	$538,354	$—	$90,475,105	$(64,295,613)	$12,047,324	$—	$38,765,170

The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 Basis of Presentation
Presentation
Magellan Petroleum Corporation (the “Company” or “Magellan” or “we” or “us”) is an independent energy company engaged in the acquisition, exploration, exploitation, development, production, and sale of crude oil and natural gas. At March 31, 2012, Magellan had two reporting segments: (1) a 100% membership interest in Nautilus Poplar LLC (“NP”), based in Denver, Colorado, and (2) a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited (“MPAL”), headquartered in Brisbane, Australia. Please refer to Note 2 for more details on corporate restructuring.
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its subsidiaries, MPAL and NP. All intercompany transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
All amounts presented are in United States dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as “AUD.”
Certain reclassifications to the prior year financial statements have been made to conform with the current year presentation and to better reflect comparability with industry presentation practices.
Use of Estimates
Certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes have been made.  Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from those estimates.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. GAAP requires intangible assets with indefinite lives, including goodwill, to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment.  The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. The Company has determined that it has two reporting units, MPAL and NP. Historical goodwill in the amount of $4.0 million relates to the acquisition of additional ownership interest in MPAL and $0.7 million relates to the acquisition of a majority ownership stake in NP prior to the corporate restructuring as set forth in Note 2.  The Company performs its goodwill test annually for both MPAL (during June) and NP (during October), or more often if circumstances require.  No goodwill impairment was deemed necessary for the nine months ended March 31, 2012 and 2011, respectively.
Securities available for sale
The Company classifies securities that have a readily determinable fair value and are not bought and held principally for the purpose to be sold in the near term, as securities available for sale. As of March 31, 2012, and June 30, 2011, securities available for sale consisted of a stock investment. Unrealized holding gains and losses related to securities available for sale are excluded from earnings and reported in accumulated other comprehensive income until realized. Net unrealized losses related to these securities totaled $71,389 for the nine months ended March 31, 2012, and are included in accumulated other comprehensive income.

Note 2 Acquisition of minority interest in Nautilus Poplar LLC and acquisition of additional working interests
Poplar is composed of a 100% working interest in the oil and gas leases within the East Poplar Unit (“EPU”) in Roosevelt County, Montana, and the working interests in various oil and gas leases that are adjacent to or near EPU (“Northwest Poplar” or “NWP”) with the working interests varying between 63% and 100% in such leases (the Company’s combined working interests in EPU and NWP are herein referred to as “Poplar”). Prior to September 2, 2011, Poplar was owned entirely by NP (69%), the Company (28%), and Nautilus Technical Group, LLC (“NT”) (3%). NP was owned by the Company (83%), NT (10%), and Eastern Rider, LLC (“ER”) (7%).

On September 2, 2011, effective September 1, 2011, the Company entered into a series of transactions resulting in the Company becoming the 100% owner of the membership interest in NP and NP becoming the owner of 100% of Poplar (the “Nautilus Restructuring Transaction”). The Nautilus Restructuring Transaction enabled the Company to gain greater economic exposure to Poplar and to simplify processes and procedures relating to accounting, reporting, and capital funding. The Nautilus Restructuring Transaction consisted of (i) Magellan acquiring all of the membership interests of NT and ER, (ii) Magellan assigning its 28% share of Poplar to NP, (iii) Magellan creating a new, wholly owned Delaware LLC, Magellan Petroleum North America (“MPNA”), and assigning, effective October 1, 2011, its 100% membership interest in NP to MPNA, and (iv) NT assigning its 3% share of Poplar to MPNA. On March 30, 2012, MPNA was merged into Magellan, and as a result 100% of the interests in NP are now directly owned by Magellan.
The terms of the Nautilus Restructuring Transaction are set forth in the September 2, 2011, Purchase and Sale Agreement (the “Nautilus PSA”) between the Company and the owners of the interests in NT and ER (the “Nautilus Sellers”). The Nautilus Sellers included J. Thomas Wilson (a Magellan director and now its President and CEO), a second individual who has served as a consultant to NP, and a third individual who was an employee of NP at the time of the Nautilus Restructuring Transaction (each a “Related Seller”), as well as certain other persons. The Company negotiated the consideration and terms of the Nautilus Restructuring Transaction with the intention of transacting with the Nautilus Sellers on fair value terms. The approach to valuation was consistent with this goal.
Due to the potentially conflicting interests of the Related Sellers, the Board appointed a Special Transaction Committee (the “STC”) to provide an independent forum for the consideration of the terms of the Nautilus Restructuring Transaction as set forth in the Nautilus PSA and the related Registration Rights Agreement (See Note 3). The STC commissioned a fairness opinion from an independent investment bank to independently validate the fairness of the consideration underlying the Nautilus Restructuring Transaction. On August 24, 2011, the STC approved and recommended that the Board approve the Nautilus Restructuring Transaction. On August 26, 2011, the Board approved the Nautilus Restructuring Transaction.
The Nautilus PSA provided for the Company’s purchase of all membership interests in NT and ER in return for (i) $4.0 million in cash (the “Cash Consideration”), (ii) $2.0 million less certain costs and certain debt owed to Magellan by NP, NT, and ER in privately issued shares of Magellan’s common stock, par value $0.01 (the “Net Share Consideration”), and (iii) the potential for future production payments, payable in cash to the Nautilus Sellers, collectively, of up to $5.0 million under certain conditions. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933. The Cash Consideration was transferred on September 2, 2011. Consistent with the terms of the Nautilus PSA, 1,182,742 of shares in the Net Share Consideration were issued on September 23, 2011. J. Thomas Wilson’s interest in the Nautilus Restructuring Transaction approximated 52% of the consideration paid to the Nautilus Sellers.
The potential for future production payments is contingent upon achieving certain levels of production from Poplar. The first payout of $2.0 million is payable to the Nautilus Sellers when the sixty (60) day rolling average for production from Poplar has reached 1,000 barrels of oil equivalent per day as set forth in NP’s Reports of Production to the Board of Oil and Gas Conservation of the State of Montana (the “Reports”). The second payout in the amount of $3.0 million will be paid to the Nautilus Sellers when the sixty (60) day rolling average for production from Poplar has reached 2,000 barrels of oil equivalent per day as per the Reports. The fair value of these contingent payments is calculated at the end of each fiscal quarter using a consistent methodology. Magellan estimates the timing of the two production payouts with reference to both the projections used to value the Company's reserves at the end of the prior fiscal year and management's current outlook on future drilling plans.  Magellan discounts the value of the two production payouts back to the end of the relevant fiscal quarter using a credit adjusted risk free rate.  The credit adjusted risk free rate is the same rate Magellan uses to calculate the fair value of its asset retirement obligations at a given valuation date.  As of March 31, 2012, the contingent consideration payable was valued at $4.3 million.
The buy-out of the minority interests in NP from NT and ER was accounted for as an equity transaction with the impact reflected directly in equity at estimated fair value.
The acquisition of NT’s direct working interests in the affected leases within Poplar was treated as a business combination for accounting purposes. The fair value of assets acquired and liabilities assumed were recorded at estimated fair value. This estimate was made based on significant unobservable (Level 3) inputs and based on the best information available at the time (See Note 13). A de minimis amount of revenues and earnings related to the working interests acquired are included in the accompanying unaudited condensed consolidated statements of operations for the nine months ended March 31, 2012. No pro forma financial results are provided for the nine months ended March 31, 2012, or 2011, due to the immaterial effect.

The table below summarized the consideration paid to NT and ER under the Nautilus PSA and the estimated fair value of the assets acquired and liabilities assumed for the working interests acquired from NT, effective September 1, 2011.

	NT non- controlling interest in NP	NT working interest in Poplar	ER non- controlling interest in NP	Total
	(In thousands)
Consideration paid to Sellers (1):
Cash consideration	$1,920	$823	$1,257	$4,000
Share consideration (2)	907	389	526	1,822
Fair value of contingent consideration payable	1,993	854	1,304	4,151
	$4,820	$2,066	$3,087	$9,973

				Total
				(In thousands)
Recognized amount of identifiable assets acquired and liabilities assumed for Business combination:
Oil and gas assets (proved)				$1,462
Oil and gas assets - Deep Intervals (unproved)				679
ARO liability				(75)
				$2,066

(1) Excludes transaction costs
(2) Common stock valued at $1.54 per share closing price on the date of the transaction.

Note 3 Registration Rights Agreement between the Company and the Nautilus Sellers
On September 2, 2011, in connection with the purchase of the non-controlling interests in NP (See Note 2), the Company and the Nautilus Sellers entered into a Registration Rights Agreement (“RRA”), pursuant to which the Company granted to the Nautilus Sellers certain registration rights with respect to the shares (“Registrable Securities”) owned by each Nautilus Seller and issued under the Nautilus PSA. On October 14, 2011, the Company filed a registration statement on Form S-3 with the U.S. Securities Exchange Comission to register for public resale 1,182,742 shares of the Company’s common stock acquired in the Nautilus Restructuring by the Nautilus Sellers (the “Registration Statement”). On November 18, 2011, the Registration Statement on Form S-3 became effective. The Company agreed to pay all expenses associated with the registration of the Registrable Securities except the fees and disbursements of counsel to the Nautilus Sellers. The Company has no continuing obligation related to the RRA.

Note 4 Lease Purchase and Sale and Participation Agreement with VAALCO ENERGY (USA), INC.
On September 6, 2011 (the “Closing Date”), the Company and NP entered into a Lease Purchase and Sale and Participation Agreement (the “VAALCO PSA”) with VAALCO ENERGY (USA), INC (“VAALCO”).
Pursuant to the VAALCO PSA, the Company received $5.0 million in cash (the “VAALCO Purchase Price”) on September 7, 2011. VAALCO also agreed to drill three new wells (the “Obligation Wells”), at its sole expense as operator, to the Bakken formation and to formations below the Bakken (the “Deep Intervals”) in Poplar. Upon completion of the Obligation Wells in the Deep Intervals of Poplar, VAALCO will have earned an undivided 65% of the Company’s working interest in the Deep Intervals within Poplar. One well is required to be spud on or before June 1, 2012, and the second and third are required to be spud on or before December 31, 2012. On January 4, 2012, VAALCO spudded the first well in Poplar. One well will be drilled horizontally to test the Bakken/Three Forks formation, one well will be drilled vertically to test the Red River formation, and a third will be targeted within the Deep Intervals at VAALCO’s discretion. All production from an Obligation Well that is completed and the revenue from the sale of such production attributable to applicable leases shall be owned by NP and VAALCO consistent with their working interests of 35% and 65%, respectively, subject to all applicable burdens and taxes. Under the VAALCO PSA, if VAALCO fails to drill and, if applicable, complete, any of the Obligation Wells in accordance with the VAALCO PSA: (i) VAALCO will not be entitled to the assignment of the Deep Intervals; (ii) VAALCO shall have no further right to earn any interest in the Deep Intervals; (iii) the Company shall be entitled to retain the VAALCO Purchase Price; (iv) VAALCO shall relinquish, effective as of the date of the failure, all of VAALCO’s rights, title, and interest in any Obligation Well that has been drilled and, if applicable, completed; and (v) the Company and NP shall have the right to terminate the VAALCO PSA. However, VAALCO shall be entitled to retain any production and the sale proceeds therefrom attributable to a relinquished Obligation Well that has accrued to VAALCO’s credit prior to the effective date of the relinquishment.

The VAALCO PSA also provides a process for the resolution of title defects reported through December 31, 2011. As of that date, VAALCO did not claim any refund against the VAALCO Purchase Price in relation to title defects.
Magellan has agreed to indemnify VAALCO from all liabilities relating to the property to the extent such liabilities are attributable to the period prior to September 6, 2011, and have arisen from the inaccuracy of any representations by Magellan in the agreement. Such indemnity shall be subject to a $50 thousand deductible amount and is capped at $3.0 million in the aggregate.
Magellan and VAALCO have agreed that should either party during the two years subsequent to September 6, 2011, agree to acquire an interest in oil and gas leases within a specified area of mutual interest, then such acquiring party shall offer to the non-acquiring party the right to purchase its proportionate share of such newly acquired interest (65% for VAALCO, 35% for Magellan) by paying its proportionate share of the acquisition price.
The accounting for this transaction is set forth in the table below:

March 31, 2012
(In thousands)
Cash consideration received	$5,000
Net book value allocated to Deep Intervals	(829)
Transaction costs	(162)
Gain on sale recognized	$4,009

Note 5 Evans Shoal Agreement
On March 25, 2010, MPAL entered into an agreement with Santos Offshore Pty Ltd (the “Asset Sales Deed”) to purchase Santos’ 40% interest in the Evans Shoal natural gas field (NT/P48) (the “Evans Shoal Transaction”). On January 31, 2011, the Asset Sales Deed was amended pursuant to a Deed of Variation between the parties. On July 22, 2011, the Asset Sales Deed was terminated and MPAL received from Santos a refund of an AUD $10.0 million deposit, plus interest, pursuant to the terms of the Asset Sales Deed, as amended.
Please refer to Note 12 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, for information on the July 22, 2011 termination of the Asset Sales Deed.

Note 6 Sale Agreement between Magellan Petroleum (N.T.) Pty Ltd and Santos QNT Pty Ltd and Santos Limited
On September 14, 2011, Magellan Petroleum (N.T.) Pty Ltd (“Magellan NT”), a wholly owned subsidiary of MPAL, and Santos QNT Pty Ltd (“Santos QNT”) and Santos Limited (collectively the “Santos Entities”) entered into a Sale Agreement (the “Santos SA”), dated September 14, 2011 (such transaction referred to herein as the “Santos Transaction”). On the date the Santos Transaction is completed (“Completion”), the Company will become the sole owner of the Palm Valley Interests (as defined below) and of the Dingo Interests (as defined below), while Santos will become the sole owner of the Mereenie Interests (as defined below). In accordance with the terms of the Santos SA, upon completion, the Santos Transaction is deemed to be effective as of July 1, 2011 (the “Effective Date”), a net cash consideration of AUD $25.0 million shall be payable to the Company, subject to adjustments for the period from the Effective Date to Completion, and for a period of 20 years following the Effective Date, the Company shall be entitled to a series of contingent payments, based on meeting certain threshold volumes, adding a potential total payment of AUD $17.5 million.
The Santos SA provides for the transfer of the following assets:

•
Magellan NT's 35% interest in each of the Mereenie Operating Joint Venture (Petroleum Leases 4 and 5 (“Mereenie Titles”) and associated property interests, related joint venture contracts (including a crude oil sales contract) and plant and equipment, subject to royalty obligations) and the Mereenie Pipeline Joint Venture (Pipeline License 2 and associated property interests, related joint venture contracts and plant and equipment) (collectively, the “Mereenie Interests”) to Santos QNT, giving the Santos Entities a combined 100% interest in the assets of each of the Mereenie Operating Joint Venture and the Mereenie Pipeline Joint Venture;

•
The Santos Entities' combined interests of 48% in the Palm Valley Joint Venture (Petroleum Lease 3 and associated property interests, related joint venture contracts (including a Santos Gas Contract defined below, see Note 7) and plant and equipment, subject to royalty obligations) (“Palm Valley Interests”) and combined interests of 66% in the Dingo Joint Venture (Retention License 2, associated joint venture contracts and plant and equipment, subject to royalty obligations) (“Dingo Interests”) to Magellan NT, giving Magellan NT a 100% interest in the assets of each of the Palm Valley Joint Venture and the Dingo Joint Venture.

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
The Santos SA is subject to the satisfaction of certain customary conditions, which must be met by June 22, 2012. These conditions include approval of the Santos SA (and related transfers and dealings) under relevant petroleum legislation; approval by the Foreign Investment Review Board (which has been obtained); execution of the Santos Gas Contract defined below, (which has been executed and is only subject to Completion of the Santos SA, see Note 7); and obtaining certain third party approvals of the assignment of property interests, joint venture contracts, and royalty obligations (“Conditions”), which have now been obtained. Completion will occur five business days after the Conditions have been satisfied (or as otherwise agreed between the parties).
Because this transaction has not yet been finalized, our consideration of the accounting implications of this transaction is not complete as of this filing, and for this reason we are not in a position to provide an estimate of the financial effect of the transaction on the Company. The Company does not expect to report discontinued operations related to the proposed Santos Transaction.
The book value of the assets and liabilities related to the Mereenie Interests, including goodwill, have been separated and classified as held for sale in the unaudited condensed consolidated balance sheet at March 31, 2012, as set forth in the table below:

March 31, 2012
(In thousands)
Assets
Inventories	$287
Prepaid assets	35
Proved oil and gas properties	101,166
Less accumulated depletion and depreciation and amortization	(99,831)
Land, buildings and equipment, net	98
Total assets held for sale	$1,755
Liabilities
Asset retirement obligation	$6,773
Accounts payable	429
Liability related to assets held for sale	$7,202
The assets held for sale exclude goodwill. The Company intends to allocate the relative fair value of the goodwill to the assets being sold at Completion.

Note 7 Gas Supply and Purchase Agreement between Magellan Petroleum (N.T.) Pty Ltd and Santos QNT Pty Ltd
On September 14, 2011, Magellan NT entered into a Gas Supply and Purchase Agreement (the “Santos Gas Contract”), dated September 14, 2011, with the Santos Entities (such transaction referred to herein as the “Santos Gas Contract”). See Note 6.
The Santos Gas Contract is subject to Completion occurring under the Santos SA and provides for the sale by Magellan NT to the Santos Entities of a total contract gas quantity of 25.65 Petajoules over the 17 year term of the Santos Gas Contract, subject to certain limitations regarding deliverability into the Amadeus Pipeline.
The term of the Santos Gas Contract shall commence on the later of Completion under the Santos SA, the first delivery of gas under a Santos Concession Gas Contract (defined below) or January 16, 2012, (when the existing gas sales agreement for the Palm Valley Gas Field expired) and will expire if the total contract gas quantity is reached before the expiry of 17 years. Under the Santos Gas Contract, the Santos Entities are required to use reasonable endeavors to enter into one or more agreements with their customers for the sale of gas solely from the Mereenie Gas Field, the Palm Valley Gas Field or other permissible fields under the Santos Gas Contract and that collectively will require an average aggregate daily contract quantity for each day during the term of the Santos Gas Contract of not less than 5.86 Terajoules (the “Santos Concession Gas Contract”).
The price for gas supplied by Magellan NT shall be the weighted average of the prices obtained for all gas sold or to be sold during the relevant contract year.

The Santos Gas Contract provides a detailed nomination procedure to be followed by the parties in determining the amount of gas that will be provided daily during each contract year. The maximum daily contract quantities under the Santos Gas Contract (the “Maximum DQ”) are based on a maximum annual contract quantity spread evenly over a year. In the last two (2) years of the term (known as the "Recovery Period"), the maximum annual contract quantity will be one half of the difference between the total contract quantity of 25.65 Petajoules and what has been sold to the Santos Entities by Magellan NT up to that date. On any day, Magellan NT is obliged (subject to the usual exceptions for planned and unplanned maintenance and force majeure) to supply the lesser of the Maximum DQ, the daily contract forecast quantities provided by Magellan NT prior to the commencement of a contract year, and 80% of the quantities nominated by the Santos Entities' customers under the Santos Concession Gas Contracts (the “Supply Obligation”).
Since the term of the Santos Gas Contract did not commence by April 15, 2012 (90 days after the expiry of the existing gas sales agreement for the Palm Valley Gas Field):

•	The Company is entitled to a AUD $2.0 million payment in January 2013, provided the Santos SA is completed;

•
Under the Santos SA, the Bonus Amount associated with the lowest Threshold Level will decrease from AUD $5.0 million to AUD $2.0 million and the Bonus Amount associated with the second highest Threshold Level will be increased from AUD $0.3 million to AUD $1.3 million.

•	If, however, a Santos Concession Gas Contract is entered into part-way through 2012, the AUD $2.0 million payment and the Bonus Amounts will be decreased proportionately based on time.
Because this transaction has not yet been finalized, our consideration of the accounting implications of this transaction is not complete as of this filing, and for this reason we are not in a position to provide an estimate of the financial effect of the transaction on the Company.

Note 8 Stock Based Compensation
On December 8, 2010, shareholders approved an amendment to the Company’s 1998 Stock Incentive Plan (the “Stock Plan”) to increase the number of authorized common stock shares reserved for awards under the Stock Plan to a total of 7,205,000 shares. These authorized shares can take the form of non-qualified stock options, stock appreciation rights, and restricted share awards.
Stock Option Grants Under the Stock Plan
As of March 31, 2012, 335,000 shares were available for future issuance under the Stock Plan and 825,000 options were issued outside of the Stock Plan. Options outstanding have expiration dates ranging from November 28, 2015, through January 10, 2022.
The following table summarizes stock option activity for the nine months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price ($)
June 30, 2011	5,200,000	$1.49
Time-based options awarded	1,400,000	$1.10
Performance-based options awarded	275,000	$1.08
Options exercised	(21,875)	$1.60
March 31, 2012	6,853,125	$1.40

The unrecorded compensation expense related to stock option awards was $1.0 million as of March 31, 2012.
Director and Employee Stock Compensation
The Company’s compensation policy is designed to provide the Company’s directors with a portion of their annual Board compensation in the form of equity. The number of shares for each director award is subject to an annual maximum of 15,000 shares. The Company issued 75,000 shares in July 2011 pursuant to this policy.
The Company issued 75,000 performance based options (“PBOs”) to an employee during the three months ended March 31, 2012. The fair value of these shares was calculated as $41 thousand and was based on the closing stock price on the grant date.

The fair value of shares issued under the Stock Plan during the nine months ended March 31, 2012 and 2011 was estimated using the following weighted-average assumptions.

	March 31,
	2012				2011
	Time Based Options		PBOs		Time Based Options		PBOs
Number of options	1,400,000		275,000		400,000		400,000
Risk free interest rate	1.06 to 1.25%		0.96 to 1.03%		2.23%		1.64%
Expected life	5.75 to 6.00	yrs	5.25 to 5.38	yrs	6.00	yrs	5.00	yrs
Expected volatility (based on historical price)	62.43 to 62.81%		61.18 to 62.48%		61.50%		56.00%
Expected dividend	$—		$—		$—		$—

The Company recorded $0.4 million and $1.3 million of related stock compensation expense for the three and nine months ended March 31, 2012, respectively, and $0.6 million and $1.8 million of related stock compensation expense for the three and nine months ended March 31, 2011, respectively. Stock based compensation is included in the unaudited condensed consolidated statements of operations’ general and administrative expense.

Note 9 Earnings per Share
Income and losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The reconciling items in the calculation of diluted earnings per share are the dilutive effect of stock options, warrants, and non-vested shares. The potential dilutive impact of non-vested shares is determined using the treasury stock method. The dilutive impact of stock options and warrants is also determined using the treasury stock method.
For the three and nine months ended March 31, 2012, the Company had 4,422,826 and 7,522,826 options and warrants outstanding that had an exercise price below the average stock price that would have resulted in 107,681 and 548,866 incremental dilutive shares. The Company also had 204,167 non-vested options for shares of Company stock that would have resulted in 91,718 and 69,595 incremental dilutive shares for the three and nine months ended March 31, 2012. There were no other potentially dilutive items at March 31, 2012. However, as a result of the net losses for the periods, there was no dilutive effect on earnings per share.
For the three and nine months ended March 31, 2011, the Company had 9,697,826 and 8,997,826 options and warrants outstanding that had an exercise price below the average stock price for the period that would have resulted in 4,397,581 and 3,447,251 incremental dilutive shares. The Company also had 208,334 non-vested options for shares of Company stock for the three and nine months ended March 31, 2011, that would have resulted in 148,039 and 95,934 incremental dilutive shares for the period. There were no other potentially dilutive items at March 31, 2011. However, as a result of the net losses for the periods, there was no dilutive effect on earnings per share.

Note 10 Segment Information
Prior to the Form 10-Q for the three months ended September 30, 2011, our reportable segments included Magellan, NP, and MPAL. During the quarter ended September 30, 2011, Magellan completed a restructuring of its North American assets (See Note 2) resulting in a change to its reportable segments. Segment groupings for the nine months ended March 31, 2011, have been reclassified to conform to the current presentation.
The Company has two reportable segments, NP and MPAL, as well as a head office which is treated as a cost center. See Note 2 detailing the restructuring of our NP segment. The Company’s chief operating decision maker is J. Thomas Wilson (President and CEO of the Company) who reviews the results of the Australian and North American businesses on a regular basis. Both segments engage in business activities from which each may earn revenues and incur expenses. MPAL and its subsidiaries are considered one segment.

Segment information for the Company’s two operating segments is as follows:

	NP	MPAL	Corporate	Inter-Segment Elimination	Total
	(In thousands)
Three months ended March 31, 2012
Revenues	$1,692	$3,107	$6	$—	$4,805
Consolidated net loss attributable to Magellan	$(894)	$(1,039)	$(2,652)	$(5)	$(4,590)

Three months ended March 31, 2011
Revenues	$1,350	$3,502	$15	$—	$4,867
Consolidated net income (loss) attributable to Magellan	$183	$865	$(1,146)	$14	$(84)

Nine months ended March 31, 2012
Revenues	$4,574	$7,163	$6	$—	$11,743
Consolidated net income (loss) attributable to Magellan	$2,862	$(4,348)	$(6,711)	$(10)	$(8,207)

Nine months ended March 31, 2011
Revenues	$3,667	$9,345	$1,140	$(1,125)	$13,027
Consolidated net income (loss) attributable to Magellan	$221	$(286)	$(5,509)	$14	$(5,560)

Note 11 Asset Retirement Obligations
The estimated valuation of asset retirement obligations ("AROs") are based on management's historical experience and best estimate of plugging and abandonment costs by field. Assumptions and judgments by management include determination of the existence of a legal obligation for an ARO; estimated probabilities, amounts, and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. Accretion expense is recorded under depletion, depreciation, amortization, and accretion in the condensed consolidated statement of operations and was $174 thousand and $488 thousand for the three and nine months March 31, 2012, respectively.
The following table summarizes the asset retirement obligation activity for the nine months ended:

March 31, 2012
(In thousands)
June 30, 2011	$11,397
Liabilities assumed	59
Liabilities incurred	434
Accretion expense	488
Reclassification to liabilities related to assets held for sale (Note 6)	(6,773)
Effect of exchange rate changes	(175)
March 31, 2012	$5,430

Note 12 Income Taxes
The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate used in providing for income taxes on a current year-to-date basis for the nine months ended March 31, 2012, is 0% compared to 21% for the nine months ended March 31, 2011. For the current fiscal year, we anticipate that we will be providing a full valuation allowance against the Company’s deferred tax assets. Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which is the value that corresponds to the future taxable income in certain tax jurisdictions that management deems to be more likely than not achievable. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review for the nine months ended March 31, 2012, we maintained a full valuation allowance against the Company’s deferred tax assets.
We anticipate we will continue to record a valuation allowance against the deferred tax assets in all jurisdictions of the Company until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such a position is dependent on whether there will be sufficient positive evidence to realize such deferred tax assets, which were initially recorded as of June 30, 2011.

Note 13 Fair Value Measurements
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
Items required to be measured at fair value on a nonrecurring basis include the assets acquired and liabilities assumed related to the acquisition of an additional 3% working interest in Poplar (See Note 2) and liabilities related to AROs.
Items required to be measured at fair value on a recurring basis include securities available for sale, classified as Level 1, and the contingent consideration payable (See Note 2), classified as Level 3.
As of March 31, 2012, the Company had $17.2 million in cash and equivalents, with $2.4 million held in cash and $14.8 million classified as cash equivalents. The cash equivalents were held in time deposit accounts in several Australian banks with maturities of 90 days or less.
The following table presents the amounts of assets carried at fair value at March 31, 2012, and June 30, 2011, by the level in which they are classified within the valuation hierarchy:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Securities available for sale	$167	$—	$—	$167
Liabilities
Contingent consideration payable	$—	$—	$4,279	$4,279

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$238	$—	$—	$238

Note 14 Oil and Gas Properties
The following table represents the capitalized costs under the successful efforts method for oil and gas properties as of:

	March 31, 2012	June 30, 2011
	(In thousands)
Proved oil and gas properties:
United Kingdom	$—	$—
United States	23,056	19,186
Australia	10,975	116,909
Less accumulated depletion, depreciation, and amortization	(11,309)	(115,917)
Total net proved oil and gas properties	$22,722	$20,178

Unproved oil and gas properties:
United Kingdom	$3,207	$3,205
United States	13	163
Australia	—	—
Total unproved oil and gas properties:	$3,220	$3,368

Wells in Progress:
United Kingdom	$3,265	$2,055
United States	3,220	2,260
Australia	—	—
Total wells in progress	$6,485	$4,315

Note 15 Debt
Long term debt relates to a $1.7 million note payable issued in January 2011. This note will be fully amortized in June 2014, and the outstanding principal as of March 31, 2012, and June 30, 2011, consisted of the following:

	March 31, 2012	June 30, 2011
	(In thousands)
Note payable	$1,002	$1,422
Less current portion of note payable	(504)	(552)
Long term debt, excluding current portion	$498	$870

As of March 31, 2012, the minimum future principal maturities of long term debt were as follows:

March 31, 2012
(In thousands)
One year	$504
Two years	411
Three years	87
Total	$1,002

The variable rate of the note is based upon the Wall Street Journal Prime Rate (the “Index”) plus 3.00%, subject to a floor rate of 6.25%. The Index was 3.25% at March 31, 2012, resulting in an interest rate of 6.25% per annum as of March 31, 2012. Under the note payable, NP is required to maintain certain customary financial and restrictive covenants. As of March 31, 2012, NP was in compliance with all financial and restrictive covenants.
In addition, the Company has a $1.0 million working capital line of credit classified as short term debt. The amount due on the line of credit was $0.7 million and $500 at March 31, 2012, and June 30, 2011, respectively. The line of credit bears interest at a variable rate, which was 6.25% as of March 31, 2012. The line of credit also secures both a letter of credit in the amount of $25 thousand in favor of the Bureau of Land Management and business credit cards in the amount of $25 thousand. As of March 31, 2012, $0.3 million was available under this line of credit.
The note payable, letters of credit, and business credit cards are collateralized by a first mortgage and an assignment of production for Poplar and are guaranteed by Magellan up to $6.0 million, not to exceed the amount of the principal owed.
The carrying amount of the Company’s long term debt approximates its fair value, due to the variable rate, which resets based on the market rates.

Note 16 Related Party Transactions
The Company leases its Denver office (the office of NP) from an entity owned, in part, by J. Thomas Wilson, President and CEO of the Company. The total lease expense paid under this arrangement for the nine months ended March 31, 2012, and 2011, was $54 thousand and $54 thousand, respectively.
J. Robinson West is the Chairman of the Board of Directors and also Chairman, Founder, and CEO of PFC Energy (“PFC”). PFC has served as a consultant for the Company on various Australian projects. The total consulting fees paid to PFC during the nine months ended March 31, 2012, and 2011, was $97 thousand and $342 thousand, respectively. As of March 31, 2012, and June 30, 2011, Magellan reported accrued consulting fees of $0 and $49 thousand, respectively.
See Note 2 for information related to transactions the Company entered into with NT and ER, effective September 1, 2011.
Young Energy Prize SA (“YEP”), a Luxembourg corporation and the Company’s largest shareholder, was engaged by the Company to help assist in the funding of the Evans Shoal Transaction. Mr. Nikolay Bogachev, a Director of the Company since July 2009, is the President and CEO of YEP as well as an equity owner of YEP.
On August 5, 2010, the Company executed a Securities Purchase Agreement (the “Second Purchase Agreement”), an Investor’s Agreement, and Memorandum of Understanding Agreement with YEP to finalize the terms of its second Private Investment in a Public Equity (“PIPE”). Pursuant to the terms of the Second Purchase Agreement, the Company was required to use the proceeds from the PIPE to close the Evans Shoal Transaction. On February 11, 2011 and February 17, 2011, the Company and YEP executed amendments to the Second Purchase Agreement. On February 17, 2011, the Company and YEP also executed an Investment Agreement to document the terms of additional financing to be provided by YEP to the Company in order to facilitate the closing of the Evans Shoal Transaction.
Since the Asset Sales Agreement was terminated and MPAL received back the additional AUD $10.0 million deposit made in connection with the Evans Shoal Transaction, the transactions contemplated by the Second Purchase Agreement, as amended, and the Investment Agreement, as amended, have not closed. As of October 12, 2011, the Company and YEP terminated these agreements.
The Company’s improved controls and processes over financial reporting have lead to the identification of a potential liability of approximately $2.0 million. The Company failed to make required U.S. Federal Tax Withholdings in October 2009 in relation to the initial acquisition of Poplar. In October 2009, Magellan acquired 83% of the interests in NP from White Bear LLC (“White Bear”), a related party, and YEP I, SICAV-FES (“YEP I”). Magellan was required to make U.S. Federal Tax Withholdings from the payments to or for the benefit of foreign entities in consideration for the acquisition. Mr. Nikolay Bogachev, a Director of Magellan and a foreign national, is the majority owner of White Bear, and YEP I is a Luxembourg entity. The Company has estimated that it was required to withhold approximately $1.0 million from this distribution of proceeds in October 2009 and that the related penalties and interests are estimated to be an additional $1.0 million. As a result, we have recorded a total liability of $2.0 million in the unaudited condensed consolidated balance sheet included in this report. As of May 10, 2012, Magellan has confirmed that White Bear and its Members, which represent approximately 70% of the payees related to this transaction, will file their respective U.S. income tax returns and pay any income tax and related penalties and interests due. As a result, we have recorded a $1.3 million receivable under other assets in the unaudited condensed consolidated balance sheet, corresponding to White Bear’s share of Magellan’s liability. The Company is in the process of addressing its requirements with respect to YEP I and has not recorded a receivable as of March 31, 2012. The effect on the unaudited condensed consolidated statement of operations included in this report is an expense of $550 thousand recorded under general and administrative expenses, which reflects the effects of the YEP withholding and penalties, as well as an interest expense of $190 thousand, which reflects the effects of interest the Company is obligated for.

Note 17 Commitments and Contingencies
Refer to the Commitments and Contingencies table in our Form 10-K as of June 30, 2011, for information on all commitments and contingencies. Additionally see Note 2 for information regarding the contingent consideration payable to the Nautilus Sellers.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2011, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. Unless otherwise indicated, all references to this discussion and analysis to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this report. Our discussion and analysis includes forward looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of Part II of this report, along with the forward looking statements discussion at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward looking statements.

OVERVIEW OF THE COMPANY
Magellan is an independent energy company engaged in the exploration, development, production, and sale of crude oil and natural gas. The Company is an oil and gas holding company listed on NASDAQ since 1972. The Company conducts its operations through two wholly owned subsidiaries, Nautilus Poplar LLC (“NP”), which owns Poplar, an oil field in the Williston Basin that the Company believes has significant potential for future development, and Magellan Petroleum Australia Limited (“MPAL”), a successful independent oil and gas company in existence since the 1960s that is active in Australia and the UK. Our mission is to enhance shareholder value by maximizing the full potential of our existing assets.
Currently, on a consolidated basis, our assets at Poplar include a 100% operated working interest in the interval from the surface to the top of the Bakken formation and a 35% non-operated working interest below that interval, which includes the Bakken/Three Forks and Red River formations. Our other assets include working interests in the Mereenie, Palm Valley, and Dingo Fields in the Amadeus Basin in Australia of 35%, 52%, and 34%, respectively; a large exploration license in the Bonaparte Basin in the Timor Sea, offshore Australia; and 270,000 net acres in the Weald-Wessex Basins in the UK that are prospective for unconventional and conventional hydrocarbon deposits.

SUMMARY RESULTS OF OPERATIONS
Revenues for the three months ended March 31, 2012, totaled $4.8 million, compared to $4.9 million in the prior year period, a decrease of 1%. Operating loss for the three months ended March 31, 2012, totaled $4.6 million, compared to $0.1 million in the prior year period. Net loss for the three months ended March 31, 2012, totaled $4.6 million ($0.09/basic share), compared to $0.1 million ($0.00/basic share) in the prior year period. Please refer to the further discussion below in this section under Comparison of Results between the Three Months Ended March 31, 2012 and 2011.
Starting in the previous quarter, we have changed the presentation of our financial statements to conform them to industry-specific norms. Specifically, we have modified the presentation of expenses in the condensed consolidated statements of operations and the presentation of property and equipment, net in the condensed consolidated balance sheets. As a result, certain reclassifications have been made to the prior period financial statements to align them with this revised presentation format. These reclassifications have no impact on previously reported results.

HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended March 31, 2012, the Company has been active in developing and enhancing the value of our assets. Key activities and events are discussed below. We believe that we can continue to expand our production capabilities in all three of our operating theaters.
Poplar (Montana, USA)
Magellan 100% operated intervals. During the three months ended March 31, 2012, Magellan sold 20 Mbbls of oil attributable to its net revenue interests in Poplar, compared to 17 Mbbls of oil sold during the same period in 2011. These results represent an 18% increase in average daily sales during those periods, from 187 boepd to 220 boepd. Approximately 2 Mbbls out of the 3 Mbbls increase were attributable to sales from the EPU 117 well, which produces out of the Amsden formation, a new pool discovery made in January 2012. This well initially flowed at a rate exceeding 100 boepd. It was put on pump in April 2012, and we are currently establishing a stabilized production rate. The remaining production increase of 1 Mbbls is the result of several workovers and recompletions in existing wells producing out of the Charles formation.
The EPU 119 well was initially drilled to gather new data about the various potential formations, particularly the deeper intervals, of Poplar and led to the successful farm-out of the deeper intervals to VAALCO in September 2011. Following the completion of this well in the B-2 zone of the Charles formation in October 2011, Magellan determined that the EPU 119 well was not economical in this specific zone and consequently wrote off the previously capitalized costs in the amount of $0.9 million as an exploration expense in the unaudited condensed consolidated statements of operations. We intend to complete the EPU 119 well in a different zone of the Charles formation in the near future to seek additional production from Poplar.
In addition, Magellan will utilize the EPU 119 well to test our ability to inject CO2 into the Charles formation under actual reservoir conditions. This test will take less than a month to conduct, after which Magellan can recomplete this well in a new zone. In parallel with this injectivity test, Magellan is conducting laboratory analysis to further establish the viability of a CO2 enhanced oil recovery program in the Charles formation. This analysis includes various tests, including minimum miscibility pressure. Magellan considers the initial results to be favorable, and testing will continue through June 2012.
VAALCO 65% operated intervals. In accordance with the terms of the VAALCO PSA, VAALCO is required to spud three wells in the deeper formations of Poplar by the end of December 2012 (See Note 4). On January 4, 2012, VAALCO spud its first well, EPU 120. The EPU 120 well was a vertical well drilled to a depth of 9,251 feet. Log data and core samples taken throughout the drilling phase yielded encouraging results from the following deeper formations: Bakken/Three Forks, Nisku, Red River, and Winnipeg.
Based upon their analysis of this data, VAALCO will complete the EPU 120 well for production from one of these formations. Under the terms of the VAALCO PSA, Magellan did not incur any costs in the drilling of the EPU 120 well and is entitled to a 35% share of any profits realized from this well. VAALCO has announced that they will drill their second well at Poplar as a horizontal well targeting the Bakken/Three Forks formations.
Australia
Mereenie. The Mereenie oil and gas field, which is operated by Santos, produced a gross average of approximately 620 bbls of oil and condensate per day for sale during the three months ended March 31, 2012, compared to 500 bbls for the prior year period. The average price of oil at Mereenie, net of royalties, was AUD $139.66/bbl for the three months ended March 31, 2012, compared to AUD $135.34/bbl for the prior year period. There were no natural gas sales at Mereenie during the three months ended March 31, 2012.
Palm Valley. The Palm Valley gas field, which is operated by MPAL, produced a gross average of approximately 1.1 MMcf/d of natural gas for sale during the three months ended March 31, 2012. The average price of gas at Palm Valley was AUD $3.79/Mcf for the three months ended March 31, 2012, compared to AUD $2.59/Mcf for the prior year period. The Palm Valley Gas Purchase Agreement with the NT Power and Water Corporation terminated on January 16, 2012, after a 25 year term. New gas sales resumed during February 2012 pursuant to a month to month arrangement with Santos (See Note 7). Under this arrangement, sale terms are equivalent to those included in the Santos Gas Contract, which will become effective upon Completion of the Santos SA. Santos in turn has contracted our Palm Valley production through a Santos Concession Gas Contract to a sizeable mining customer, and Magellan and Santos continue to pursue new contracts for our remaining proved gas reserves.
As operator of the Palm Valley Field, Magellan has reduced its field staff from ten to five employees in an effort to improve operational efficiency and reduce costs while maintaining a safe and efficient operation, conducted in accordance with good oil field practice.
United Kingdom
Northern Petroleum Operated Licenses. In the Weald Basin of Southern England, the Company participated (40% interest) in the Markwells Wood-1 exploration well, which was drilled in PEDL 126 in December 2010. On November 21, 2011, this well was completed for production testing to establish pressures and flow rates in the existing wellbore. Further stimulation of the well was performed during December 2011 and February 2012, and production testing continued through April 2012 to establish a stabilized oil production rate. As operator of the well, Northern Petroleum will continue to publish periodic updates on the well status. Limited quantities of oil volumes have been produced from the Markwells Wood-1 well.
In January 2012, the UK Department of Energy, in the 26th Licensing Round, announced it will award a PEDL to the Isle of Wight Joint Venture, which is composed of Northern Petroleum (63%), Magellan (23%), Egdon Resources (7%), Montrose Industries (5%), and Oil & Gas Investments (2%). The PEDL is an exploration and development license for two part blocks located offshore in the Wessex Basin and contains a potential Wytch Farm type play. Northern Petroleum is the operator. Commitments to the PEDL consist of a contingent “drill-or-drop” well with a decision on drilling to be made before the end of Permit Year 2.
Celtique Energie Operated Licenses. In the Weald Basin, Magellan and Celtique Energie each own a 50% working interest in four licenses (PEDL 231, 232, 234, and 243) covering a gross total of approximately 270,000 acres, all expiring on June 30, 2014, unless extended. Celtique Energie continues to gather data to assess the prospect for unconventional and conventional hydrocarbon deposits in these licenses. In September 2011, Celtique completed the acquisition of approximately 200 km of 2D seismic data. This seismic acquisition fulfilled our current work commitment under the licenses. This seismic data revealed several prospects, and an exploratory drilling program is under development. These four licenses remain subject to contingent “drill-or-drop” requirements.

AQUISITIONS AND DIVESTITURES
Santos Transactions
On September 14, 2011, Magellan executed the Santos SA and the Santos Gas Contract, the impact of which are not reflected in the unaudited condensed consolidated financial statements included in this report. As of March 31, 2012, the Company has satisfied all conditions to Completion except final approval by the Minister of the Department of Resources of Northern Territory, Australia. Magellan believes that this is an administrative process, that the Santos SA will be completed, and that the transaction will be reported in the three month period ending June 30, 2012.
For a complete description of these transactions please, see Note 20 of the Notes to the consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2011, as well as Notes 6 and 7 included in this report.
Withholding Tax Liability
The Company’s improved controls and processes over financial reporting have lead to the identification of a potential liability of approximately $2.0 million. The Company failed to make required U.S. Federal Tax Withholdings in October 2009 in relation to the initial acquisition of Poplar. In October 2009, Magellan acquired 83% of the interests in NP from White Bear LLC (“White Bear”), a related party, and YEP I, SICAV-FES (“YEP I”). Magellan was required to make U.S. Federal Tax Withholdings from the payments to or for the benefit of foreign entities in consideration for the acquisition. Mr. Nikolay Bogachev, a Director of Magellan and a foreign national, is the majority owner of White Bear, and YEP I is a Luxembourg entity. The Company has estimated that it was required to withhold approximately $1.0 million from this distribution of proceeds in October 2009 and that the related penalties and interests are estimated to be an additional $1.0 million. As a result, we have recorded a total liability of $2.0 million in the unaudited condensed consolidated balance sheet included in this report. As of May 10, 2012, Magellan has confirmed that White Bear and its Members, which represent approximately 70% of the payees related to this transaction, will file their respective U.S. income tax returns and pay any income tax and related penalties and interests due. As a result, we have recorded a $1.3 million receivable under other assets in the unaudited condensed consolidated balance sheet, corresponding to White Bear’s share of Magellan’s liability. The Company is in the process of addressing its requirements with respect to YEP I and has not recorded a receivable as of March 31, 2012. The effect on the unaudited condensed consolidated statement of operations included in this report is an expense of $550 thousand recorded under general and administrative expenses, which reflects the effects of the YEP withholding and penalties, as well as an interest expense of $190 thousand, which reflects the effects of interest the Company is obligated for (See Note 16).

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our activities from cash from operations and our existing cash balance. The Company has limited capital expenditure obligations pertaining to its leases and licenses, which allow for significant flexibility in the use of its capital resources. Based on its existing cash position, the expected upcoming additional proceeds from the completion of the Santos SA, and the various alternative sources of funds generally available to the Company, the Company believes it has sufficient financial resources to fund its ongoing operations and to finance projects that will further establish the full value of its assets.
Uses of Funds
Capital Expenditures Plans. At Poplar, the Company does not face significant mandatory capital expenditure requirements to maintain its acreage position. Substantially all of the leases are held by production and contain producing wells with reserves adequate to sustain multi-year production. Furthermore, approximately 80% of the acreage has been unitized as a Federal Exploratory Unit which is held by production from any one well. Currently Poplar contains 38 producing wells. The Company’s discretionary capital expenditure plans over the next two years will be determined by the results of ongoing technical analysis. These plans may include the drilling of additional wells in the shallow formations of Poplar to increase production and proved reserves, as well as the pilot phase of a CO2 enhanced oil recovery program at Poplar. In addition, to the extent that the three wells to be drilled by VAALCO are successful, the Company plans to fund its 35% share of the cost of the future drilling program in the deeper formations of Poplar.
At Palm Valley, the Company’s interest in the field is governed by Petroleum Lease No. 3, which expires in 2024 (and is subject to automatic renewal for another 21 years). The Company is not obligated to undertake significant mandatory capital expenditures in order to maintain its position in the lease. The Company’s discretionary capital expenditures plans are primarily focused on maximizing gas production from the existing facilities while maintaining a safe and efficient operation, conducted in accordance with good oil field practice.
At Dingo, the Company’s interest in the field is governed by Retention License No. 2, which expires in February 2014 (and is subject to renewal for a further 5 years). No mandatory capital expenditure is required until new gas sales contracts are secured. Dingo contains 3 shut-in wells, which are producing. Capital expenditures required to bring the field on-stream depend on the development option selected by the Company and could include a 33 mile tie-in pipeline.
In the Bonaparte Basin, offshore Australia, the Company holds a 100% interest in the NT/P82 Exploration Permit. Under the terms of the permit, which is due to expire in May 2016, the Company committed to a minimum 46 square mile 3D seismic survey in 2012. At June 30, 2011, MPAL’s obligations regarding the NT/P82 permit were recorded on the balance sheet at AUD $1.8 million, which were included in our disclosure of commitments and contingencies in Note 16 of the Notes to the consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2011.

In the UK, the Company’s interests are governed by various Petroleum Exploration and Development Licenses. The majority of these licenses expire in 2014 and all are subject to "drill-or-drop" obligations. The Company has minimal remaining capital expenditure obligations with respect to its interest in the Markwells Wood-1 well operated by Northern Petroleum.
Contractual Obligations. See Note 2 for information regarding the contingent consideration payable to the Nautilus Sellers of the non-controlling interest of NP. Please refer to the contractual obligations table in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2011, for information on all other material contractual obligations.
Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $17.2 million of cash and cash equivalents at March 31, 2012, compared to $20.4 million as of June 30, 2011. In addition, upon completion of the Santos SA, the Company is due to receive additional net cash proceeds of AUD $25.0 million plus certain adjustments.
The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash balances totaled $2.4 million as of March 31, 2012, and the remaining $14.8 million was held in several Australian banks in time deposit accounts that have terms of 90 days or less.
Due to the international nature of its operations, the Company is exposed to certain legal and tax constraints in matching the capital needs of its assets and its cash resources. As of March 31, 2012, $16.6 million of the Company’s consolidated cash and cash equivalents, representing 97% , were deposited in accounts held by MPAL. To the extent that the Company repatriates cash amounts from MPAL to the U.S., the Company would potentially be liable for incremental U.S. federal and state income tax, which may be reduced by the U.S. federal and state net operating loss and foreign tax credit carry forwards available to the Company at that time.
Marketable Securities. The Company may from time to time invest in marketable securities consisting of investments in US Treasury Bills with maturities usually not exceeding six months. As of March 31, 2012, and June 30, 2011, respectively, the Company had no marketable securities.
Existing Credit Facilities. A summary of the Company's existing credit facilities and borrowing base is as follows:

	March 31, 2012	June 30, 2011
	(In thousands)
Outstanding borrowings:
Term loan	$1,002	$1,422
Line of credit	650	1
Total	$1,652	$1,423
The Company, through its wholly owned subsidiary NP, maintains its only credit facility with Jonah Bank of Wyoming. As of March 31, 2012, the Company’s borrowing capacity under these facilities totaled $2.3 million, consisting of a $1.3 million term loan and a $1.0 million line of credit. Of the $1.0 million line of credit, $0.7 million was drawn, $25 thousand secured business credit cards used by NP, $25 thousand secured a line of credit in favor of the Bureau of Land Management, and $0.3 million remained available to borrow. As of March 31, 2012, NP was in compliance with its financial covenants as set forth in the term loan agreement. The credit facilities are collateralized by a first mortgage and an assignment of production for Poplar and are guaranteed by the Company up to $6.0 million but not to exceed the amount of the principal owed, which was $1.7 million as of March 31, 2012.
Other Sources of Financing. In addition to its cash and existing credit facilities, the Company has various alternatives to fund the development of its assets. These alternatives could potentially include entering into a corporate credit facility, a reserve-based loan facility, a farm-out of a portion of the development program of some of the Company's assets, and an issuance of new shares to equity investors.

Cash Flows
The following table presents the Company's cash flow information for the nine months ended:

	March 31,
	2012	2011
	(In thousands)
Cash (used in) provided by:
Operating activities	$(10,309)	$(2,501)
Investing activities	9,908	(14,745)
Financing activities	(3,197)	517
Effect of exchange rate changes on cash and cash equivalents	392	3,389
Net decrease in cash and cash equivalents	$(3,206)	$(13,340)
Cash used in operating activities during the nine months ended March 31, 2012, was $10.3 million, compared to cash used of $2.5 million for the same period in 2011. The increase in cash used in operating activities primarily related to a decrease in revenues of $1.3 million over the same period and increased operational spending related to exploration and lease operating expenses. The Company also expects the impact of non-cash foreign transaction gains and losses in the unaudited condensed consolidated statements of cash flows to be reduced in future periods. The source of the impact was primarily generated by MPAL's cash balances in US dollar denominated accounts held in relation to the Evans Shoal Asset Sales Deed. Cash balances held in these accounts have now been reduced to immaterial amounts.
Cash provided by investing activities during the nine months ended March 31, 2012, was $9.9 million, compared to cash used of $14.7 million for the same period in 2011. For the nine months ended March 31, 2012, the increase in cash provided by investing activities consisted of $5.0 million in proceeds from the VAALCO SA, the refund of a $10.9 million deposit related to the Asset Sales Deed, $0.8 million spent on the purchase of non-controlling interests in Poplar, and $5.2 million in expenditures on the development of our assets. Of the $5.2 million, $1.8 million related to the recompletion of eight wells and the repair of one of our salt water disposal wells at Poplar, $1.5 million related to exploration activities at Poplar, primarily for the EPU 117 well, and $1.2 million related to the Markwells Wood-1 well in the UK.
Cash used in financing activities during the nine months ended March 31, 2012, was $3.2 million, compared to cash provided of $0.5 million for the same period in 2011. The increase in cash used in financing activities for the nine months ended March 31, 2012, related to repayment of the Company's long term debt of $0.4 million and a $3.5 million purchase of the non controlling interest in Poplar (See Note 2).
During the nine months ended March 31, 2012, the effect of changes in foreign currency exchange rates positively impacted the translation of our AUD denominated cash and cash equivalent balances into USD and resulted in an increase of $0.4 million in cash and cash equivalents, compared to an increase of $3.4 million for the same period in 2011.

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the three months ended:

	March 31,
	2012	2011	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	20	17	3	18%

Palm Valley gas (MMcf)	43	172	(129)	(75)%
Mereenie oil (Mbbls)	20	13	7	54%
Total Australia sales (Mboe)	27	42	(15)	(36)%

Net sales by product:
Oil (Mbbls)	40	30	10	33%
Gas (MMcf)	43	172	(129)	(75)%

Consolidated sales (Mboe)	47	59	(12)	(20)%
Consolidated sales (boepd)	516	648	(132)	(20)%
Sales volume for the three months ended March 31, 2012, totaled 47 Mboe (516 boepd), compared to 59 Mboe (648 boepd) sold in the prior year period, a decrease of 20%. Sales volume by product for the three months ended March 31, 2012, was 85% oil and 15% gas, compared to 51% oil and 49% gas in the prior year period. At Poplar, volumes were positively impacted by Magellan's increased interest in Poplar as a result of the Nautilus Restructuring, continued workover and recompletion activities, and new production from the EPU 117 well, which produced 2 Mbbls for the three months ended March 31, 2012. At Mereenie, oil sales volumes increased primarily due to an enhanced oil recovery program. Gas sales volumes at Palm Valley decreased due to the termination of the 25-year agreement with NT Power and Water Corporation during January 2012. Gas sales resumed in February 2012 under a month to month arrangement with Santos (See Note 7).
Oil and Gas Prices
The following table presents the average realized oil and gas prices for the three months ended:

	March 31,
	2012	2011	Difference	Percent change
Average realized price:
Poplar (USD/bbl)	84.59	79.39	5.20	7%
Palm Valley (AUD/Mcf)	3.79	2.59	1.20	46%
Mereenie oil (AUD/bbl)	139.66	135.34	4.32	3%
Consolidated (USD/boe)	102.34	60.69	41.65	69%
The average realized price for the three months ended March 31, 2012, was $102.34/boe compared to $60.69/boe in the prior year period, an increase of 69%. This increase in price is primarily the result of oil prices rising in the United States and Australia, as well as an increase in the contribution of oil sales to total sales during the three months ended March 31, 2012, relative to the prior year period. At present, the Company does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar increased by 7% as a result of increased benchmark pricing (WTI). The average realized gas price from Palm Valley increased by 46%, which reflects the combination of gas prices realized under the NT Power and Water Corporation contract, which ended in January 2012, and higher realized prices under the month to month gas sales arrangement with Santos in effect since February 2012. The average realized oil price from Mereenie increased by 3% as a result of an increase in its benchmark pricing (Tapis).

Revenues
The following table presents revenues for the three months ended:

	March 31,
	2012	2011	Difference	Percent change
	(In thousands)
Net revenue by source:
Poplar (USD)	$1,692	$1,350	$342	25%
Palm Valley (USD)	172	451	(279)	(62)%
Mereenie (USD)	2,946	1,780	1,166	66%
Other (USD)	(5)	1,286	(1,291)	(100)%
Total (USD)	$4,805	$4,867	$(62)	(1)%

Palm Valley (AUD)	$163	$446	$(283)	(63)%
Mereenie (AUD)	$2,793	$1,759	$1,034	59%

Net revenues by type (USD):
Oil	$4,638	$3,130	$1,508	48%
Gas	172	451	(279)	(62)%
Other	(5)	1,286	(1,291)	(100)%
Total	$4,805	$4,867	$(62)	(1)%
Revenues for the three months ended March 31, 2012, totaled $4.8 million, compared to $4.9 million in the prior year period, a decrease of 1%. The $0.1 million decrease in revenue was driven by the the end of the Amadeus Gas Trust revenue stream on June 16, 2011, which contributed $1.2 million to the Company’s revenues in the prior period, which was offset by an increase in revenues from Poplar and Mereenie.
Operating and Other Expenses
The following table presents operating expenses for the three months ended:

	March 31,
	2012	2011	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$4,135	$2,055	$2,080	101%
Depletion, depreciation, amortization, and accretion	$401	$126	$275	218%
Exploration	$1,625	$452	$1,173	260%
General and administrative	$3,225	$2,682	$543	*

Selected operating expenses (USD/boe):
Lease operating	$88	$35	$53	151%
Depletion, depreciation, amortization, and accretion	$9	$2	$7	350%
Exploration	$35	$8	$27	338%
General and administrative	$69	$45	$24	53%

(*) Not meaningful
Lease Operating Expenses. Lease operating expenses increased $2.1 million to $4.1 million, or $88/boe, during the three months ended March 31, 2012. Excluding Mereenie, which is classified as an asset held for sale, lease operating expenses increased by approximately $0.5 million due to increased workovers and maintenance activity compared to the same period in the prior year. A significant number of workovers are required to maintain production at Poplar as most of its producing wells were drilled in the 1950s and 1970s. Approximately $1.5 million of the increase is a result of increased lease operating costs at Mereenie, which is operated by Santos.

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the three months ended:

	March 31,
	2012	2011	Difference	Percent change
	(In thousands)
Depreciation and Amortization	$123	$34	$89	262%
Depletion	104	1	103	*
ARO accretion	174	91	83	91%
Total	$401	$126	$275	218%

(*) Not meaningful
Depletion, depreciation, amortization, and accretion expenses increased $275 thousand to $401 thousand, or $9/boe, during the three months ended March 31, 2012.
Exploration Expenses. Exploration expenses increased by $1.2 million to $1.6 million, or $35/boe, during the three months ended March 31, 2012. Of the $1.6 million for the three months ended March 31, 2012, $0.9 million related to previously capitalized costs for the EPU 119 well and $0.4 million was incurred in relation to our exploration licenses in the UK.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	March 31,
	2012	2011	Difference	Percent change
	(In thousands)
General and administrative (excluding stock-based compensation and foreign transaction (gain) loss)	$2,800	$3,096	$(296)	(10)%
Stock-based compensation	395	796	(401)	(50)%
Foreign transaction loss (gain)	30	(1,210)	1,240	(102)%
Total	$3,225	$2,682	$543	20%

General and administrative expenses increased $0.5 million to $3.2 million, or $69/boe, during the three months ended March 31, 2012. General and administrative expenses, excluding stock-based compensation and foreign transaction losses and gains, decreased by $0.3 million to $2.8 million, or $59/boe. This decrease resulted from a significant decrease in the use of third party professional services of $1.4 million and was partially offset by an increase in salary expenditures of $0.5 million related to the development and expansion of human resources in the Company, and $0.6 million which reflects the effects of the YEP withholding and penalties the Company is obligated for (See Note 16).

COMPARISON OF RESULTS BETWEEN THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the nine months ended:

	March 31,
	2012	2011	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	54	50	4	8%

Palm Valley gas (MMcf)	400	536	(136)	(25)%
Mereenie oil (Mbbls)	45	41	4	10%
Total Australia sales (Mboe)	112	130	(18)	(14)%

Net sales by product:
Oil (Mbbls)	99	91	8	9%
Gas (MMcf)	400	536	(136)	(25)%

Consolidated sales (Mboe)	166	180	(14)	(8)%
Consolidated sales (boepd)	606	657	(51)	(8)%
Sales volume for the nine months ended March 31, 2012, totaled 166 Mboe (606 boepd) compared to 180 Mboe (657 boepd) sold in the prior year period, a decrease of 8%. Sales volume by product for the nine months ended March 31, 2012, was 60% oil and 40% gas, compared to 51% oil and 49% gas in the prior year period. At Poplar, volumes were positively impacted by Magellan's increased interest in Poplar as a result of the Nautilus Restructuring, continued workover and recompletion activities, and new production from the EPU 117 well. At Mereenie, oil sales volumes increased primarily due to an enhanced oil recovery program. Gas sales volumes at Palm Valley decreased due to the termination of the 25-year agreement with NT Power and Water Corporation during January 2012. Gas sales resumed in February 2012 under a month to month arrangement with Santos (See Note 7).
Oil and Gas Prices
The following table presents the average realized oil and gas prices for the nine months ended:

	March 31,
	2012	2011	Difference	Percent change
Average realized price:
Poplar (USD/bbl)	84.70	73.34	11.36	15%
Palm Valley (AUD/Mcf)	2.85	2.45	0.40	16%
Mereenie oil (AUD/bbl)	134.82	107.20	27.62	26%
Consolidated (USD/boe)	70.98	52.09	18.89	36%
The average realized price for the nine months ended March 31, 2012, was $71/boe compared to $52/boe in the prior year period, an increase of 36%. The change in average realized price is primarily the result of rising oil prices in the United States and Australia during the nine months ended March 31, 2012. At present, the Company does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar increased by 15% as a result of its increased benchmark pricing (WTI). The average realized gas prices from Palm Valley increased by 16%, reflecting the combination of gas prices realized under the NT Power and Water Corporation contract, which ended in January 2012, and higher realized prices under the month to month gas sales arrangement with Santos in effect since February 2012. The average realized oil price from Mereenie increased by 26% as a result of its increased benchmark pricing (Tapis).

Revenues
The following table presents revenues for the nine months ended:

	March 31,
	2012	2011	Difference	Percent change
	(In thousands)
Net revenue by source:
Poplar (USD)	$4,574	$3,667	$907	25%
Palm Valley (USD)	1,141	1,314	(173)	(13)%
Mereenie (USD)	6,067	4,395	1,672	38%
Other (USD)	(39)	3,651	(3,690)	(101)%
Total (USD)	$11,743	$13,027	$(1,284)	(10)%

Palm Valley (AUD)	$1,098	$1,361	$(263)	(19)%
Mereenie (AUD)	$5,836	$4,523	$1,313	29%

Net revenues by type (USD):
Oil	$10,641	$8,062	$2,579	32%
Gas	1,141	1,314	(173)	(13)%
Other	(39)	3,651	(3,690)	(101)%
Total	$11,743	$13,027	$(1,284)	(10)%
Revenues for the nine months ended March 31, 2012, totaled $11.7 million, compared to $13.0 million in the prior year period, a decrease of 10%. The $1.3 million decrease in revenue was driven primarily by the end of the Amadeus Gas Trust revenue stream on June 16, 2011, which contributed $1.2 million to the Company’s revenues in the prior year period, and a decrease of 8% in oil and gas sales volumes, partially offset by an increase of 36% in average realized prices (per boe).
Operating and Other Expenses
The following table presents operating expenses for the nine months ended:

	March 31,
	2012	2011	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$10,412	$6,414	$3,998	62%
Depletion, depreciation, amortization, and accretion	$1,242	$1,694	$(452)	(27)%
Exploration	$3,619	$1,481	$2,138	144%
General and administrative	$9,083	$12,005	$(2,922)	(24)%

Selected operating expenses (USD/boe):
Lease operating	$63	$36	$27	75%
Depletion, depreciation, amortization, and accretion	$7	$9	$(2)	(22)%
Exploration	$22	$8	$14	175%
General and administrative	$55	$67	$(12)	(18)%
Lease Operating Expenses. Lease operating expenses increased $4.0 million to $10.4 million, or $63/boe, during the nine months ended March 31, 2012. Excluding Mereenie, which is classified as an asset held for sale, lease operating expenses increased approximately $1.9 million relating to increased workovers and maintenance activity compared to the same period in the prior year. A significant number of workovers are required to maintain production at Poplar as most of its producing wells were drilled in the 1950s and 1970s. Approximately $2.1 million of the increase is a result of increased lease operating costs at Mereenie, which is operated by Santos.

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the nine months ended:

	March 31,
	2012	2011	Difference	Percent change
	(In thousands)
Depreciation and Amortization	350	163	187	115%
Depletion	404	1,122	(718)	-64%
ARO accretion	488	409	79	19%
Total	1,242	1,694	(452)	-27%
Depletion, depreciation, amortization, and accretion expenses decreased by $452 thousand to $1.2 million, or $7/boe, during the nine months ended March 31, 2012. The decrease in expenses primarily related to MPAL’s oil and gas assets, which were fully depleted as of September 30, 2010, resulting in no depletion expense for MPAL in the current nine month period.
Exploration Expenses. Exploration expenses increased by $2.1 million to $3.6 million, or $22/boe, during the nine months ended March 31, 2012. The $3.6 million exploration expense primarily consisted of $1.9 million ongoing exploration costs in the UK, including $1.0 million acquisition costs for seismic data related to the UK licenses operated by Celtique Energie, $0.9 million related to previously capitalized costs for the EPU 119 well, and $0.4 million of seismic and general costs related to Mereenie.
General and Administrative Expenses. The following table presents general and administrative expenses for the nine months ended:

	March 31,
	2012	2011	Difference	% change
	(In thousands)
General and administrative (excluding stock-based compensation and foreign transaction (gain) loss)	$8,847	$9,587	$(740)	(8)%
Stock-based compensation	1,282	1,812	(530)	(29)%
Foreign transaction (gain)/loss	(1,045)	606	(1,651)	(272)%
Total	$9,084	$12,005	$(2,921)	(24)%
General and administrative expenses decreased by $2.9 million to $9.1 million, or $55/boe, during the nine months ended March 31, 2012. General and administrative expenses, excluding stock-based compensation and foreign transaction losses and gains, decreased by $0.7 million to $8.8 million, or $53/boe, resulting from a decrease of $2.3 million in consulting costs related to prior year activities, partially off-set by an increase in accounting costs of $0.7 million for the nine months ended March 31, 2012, and $0.6 million which reflects the effects of the YEP withholding and penalties the Company is obligated for (See Note 16). In addition, an unrealized $1.5 million foreign transaction gain was recorded for the nine months ended March 31, 2012, compared to an unrealized $1.1 million foreign transaction loss for the same period in 2011.
Gain on sale of assets
The gain on sale of assets for the nine months ended March 31, 2012, reflects the $4.0 million gain from the VAALCO PSA. See Note 4.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties.

CRITICAL ACCOUNTING POLICIES
Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

FORWARD LOOKING STATEMENTS
Our disclosure and analysis in this report contains forward looking information that involves risks and uncertainties. Our forward looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project”, and other words and expressions of similar meaning. No assurance can be given that the results expressed or implied in any forward looking statements will be achieved, and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.
Among these risks and uncertainties are: (1) the ability of the Company and Santos to complete and implement the terms of the asset swap in the Amadeus Basin and the related gas sales agreement; (2) whether the Company can successfully achieve cost savings while delivering revenue growth; (3) whether the workovers, recompletions, and other drilling at Poplar will result in increased production and cash generation and/or will otherwise successfully assist in the development of Poplar; and (4) the production levels from the properties in which the Company, through its subsidiaries, have interests, the recoverable reserves at those properties and the prices that will ultimately be applied to the sale of such reserves.  For a more complete discussion of the risk factors that may apply to any forward looking statements, you are directed to the discussion presented in Item 1A of the Company’s Form 10-K for the year ended June 30, 2011. Any forward looking information provided in this report should be considered with these factors in mind. The Company assumes no obligation to update any forward looking statements contained in this report, whether as a result of new information, future events, or otherwise, except as required by securities laws.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar, as well as the exchange rates between the Australian dollar and the U.K. pound sterling, have changed in recent periods and may fluctuate substantially in the future. Any change in the exchange rate between the Australian and U.S. dollar could have a negative impact on our revenue, operating income, and net income. Because of our U.K. development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in U.K. pound sterling. Accordingly, any material appreciation of the U.K. pound sterling against the Australian dollar and U.S. dollar could have a negative impact on our business, operating results, and financial condition. A 10% change in the Australian foreign currency rate compared to the U.S. dollar would increase or decrease revenues and expenses by $0.3 million and $0.5 million, and $0.7 million and $1.4 million, respectively, for the three and nine months ended March 31, 2012.
For the three months ended March 31, 2012, oil sales represented approximately 85% of total oil and gas revenues. Based on the current three month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.5 million. Gas sales, which represented approximately 15% of total oil and gas revenues in the current three month period, are derived primarily from the Palm Valley field in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index for the three months ended March 31, 2012.
At March 31, 2012, the value of our investments in securities available for sale was $0.2 million.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) was performed as of March 31, 2012. This evaluation was performed under the supervision and with the participation of the Company’s management, including J. Thomas Wilson, the Company’s President and Chief Executive Officer (“CEO”), and Antoine J. Lafargue, the Company’s Chief Financial Officer (“CFO”).
Based upon the evaluation, the CEO and the CFO concluded that, because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weaknesses identified in our prior fiscal year will require review and evidence of effectiveness for more than two quarters prior to management concluding that the controls are now effective. Accordingly, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective at March 31, 2012 due to the un-remediated material weaknesses described in Item 9A of the Company’s Form 10-K for the fiscal year ended June 30, 2011. However, the Company believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except those described below.
The Company continues to work with its third party accounting experts to improve its internal control over financial reporting and process surrounding the Statement of Cash Flows, including the following steps:

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

PART II - OTHER INFORMATION
ITEM 1 LEGAL MATTERS

There have been no material changes from the legal proceedings as previously disclosed in our Form 10-K for the fiscal period ended June 30, 2011, in response to Item 3 of Part I of such Form 10-K.

ITEM 1A RISK FACTORS

Item 1A (“Risk Factors”), of our most recently filed Form 10-K sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, or operating results. Except as described below, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. However, those Risk Factors continue to be relevant to an understanding of our business, financial condition, and operating results, and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.
There is a risk that the Mereenie/Palm Valley swap transactions will not be completed, or timely completed, because of a failure to satisfy the specified conditions to the closing.
There is a risk that VAALCO’s well drilling efforts will not be successful.
There is a risk that laboratory analysis to further establish the viability of a CO2 enhanced oil recovery program in the Charles formation will not be successful.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan
The following schedule sets forth the number of shares that the Company has repurchased under any of its repurchase plans for the stated periods, the cost per share of such repurchases and the number of shares that may yet be repurchased under the plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under Plan
January 1-31, 2012	—	—	—	319,150
February 1-28, 2012	—	—	—	319,150
March 1-31, 2012	—	—	—	319,150

(1)
The Company through its stock repurchase plan may purchase up to one million shares of its common stock in the open market. Through March 31, 2012, the Company had purchased 680,850 of its shares at an average price of $1.01 per share or a total cost of approximately $686,000, all of which shares have been canceled.

ITEM 5 OTHER EVENTS

None.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION
Registrant

Date:	May 10, 2012	By	/s/ John Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(Duly Authorized Officer)

		By	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Chief Financial Officer and Treasurer
(as Principal Financial Officer)