Form 10-K/A
period 2012-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2012-09-28
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Registrant’s telephone number, including area code: (720) 484-2400
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (the "Amended 10-K") of Magellan Petroleum Corporation ("Magellan" or "our") amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, that was filed with the U.S. Securities and Exchange Commission (the "SEC") on September 24, 2012 (the "Original 10-K"). This Amended 10-K does not reflect a change in our consolidated results of operations, consolidated financial position, or consolidated cash flows as reported in the Original 10-K. This Amended 10-K is filed solely (i) to furnish the XBRL files with the "detailed tagging" data required to be included with this report, within the applicable grace period for furnishing such files; (ii) to correct a typographical error in the date of Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm and to change the description of the retrospective adjustments and the related financial statement footnote references to make them consistent throughout such report; and (iii) to correct the Foreign transaction (gain) loss amount appearing on page 20 under the Non-GAAP Financial Measures and Reconciliation section and on page 41 under the General and Administrative Expense section of Management's Discussion and Analysis of Financial Condition and Results of Operations, and to make a corresponding correction to the affected Adjusted EBITDAX amount for the fiscal year ended June 30, 2012, disclosed on pages 5, 20, and 32. No other changes were made to the Original 10-K.
This Amended 10-K does not reflect other events occurring after the filing of the Original 10-K, including exhibits, or modify or update those disclosures which may be affected by subsequent events. This Amended 10-K should be read in conjunction with Magellan's filings made with the SEC subsequent to the filing of the Original 10-K, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amended 10-K. Accordingly, this Amended 10-K only amends the items listed in the above paragraph, and no other information in the Original 10-K is amended hereby.

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
Our principal offices are located at 1775 Sherman Street, Suite 1950, Denver, Colorado, 80203, and our telephone number is (720) 484-2400.

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
Adjusted EBITDAX. For the fiscal year ended June 30, 2012, Adjusted EBITDAX (see Non-GAAP Financial Measures and Reconciliation under Part 1, Items 1 and 2: Business and Properties) totaled negative $11.2 million, compared to negative

$4.8 million in the prior year, a change of 135%. This decrease was the result of decreased revenues and increased lease operating expenses, offset by savings of $1.7 million in general and administrative expenses (excluding stock based compensation and foreign transaction loss).
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
Implementation of Recurring Cost Savings
During this fiscal year, Magellan reduced its general and administrative expenses (excluding stock based compensation and foreign transaction loss) by $1.7 million, or 12% . This reduction in expenses was primarily due to a $3.0 million reduction in third party consulting expenses, which resulted from reduced transaction expenses and the recruitment of additional staff that allowed us to internalize functions previously outsourced. This investment in human resources will leave the Company better prepared to handle the development of our projects in compliance with applicable laws and regulations. In addition, we have undertaken a number of cost saving initiatives, the positive impact of which in fiscal year 2012 was partially offset by implementation costs. These initiatives will have a greater impact in fiscal year 2013. Among our efforts to reduce costs, we consolidated our Portland, Maine, and Denver, Colorado, offices into a new single headquarters in Denver, Colorado, and we have streamlined our investor relations processes. Through fiscal year 2013, we will continue to implement cost savings initiatives to bring our cost structure more in line with our peers.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDAX for the years ended:

	June 30,
	2012	2011	2010
	(In thousands)
Net income (loss) attributable to Magellan Petroleum Corporation	$26,498	$(32,432)	$(1,446)
Depletion, depreciation, amortization, and accretion expense	1,744	2,890	5,428
Exploration expense	6,291	2,854	1,273
Stock based compensation expense	1,560	1,670	2,305
Foreign transaction (gain) loss	(475)	951	677
Impairment expense	328	173	2,050
Loss on Evans Shoal	—	15,893	—
Gain on sale of assets	(40,413)	(969)	(6,817)
Warrant expense	—	—	4,276
Net interest income	(749)	(923)	(1,038)
Other income	(9)	—	(1,975)
Income tax (benefit) provision	(5,951)	5,141	2,646
Net (loss) income attributable to non-controlling interest in subsidiaries	(15)	(5)	(11)
Adjusted EBITDAX	$(11,191)	$(4,757)	$7,368

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

SUMMARY RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2012
For the year ended June 30, 2012, revenues totaled $13.7 million compared to $18.2 million in the prior year, a decrease of 25%. Operating income totaled $19.8 million compared to $28.2 million operating loss in the prior year. Net income totaled $26.5 million ($0.49/basic share), compared to a net loss of $32.4 million ($(0.62)/basic share) in the prior year. Adjusted EBITDAX (see Non-GAAP Financial Measures and Reconciliation under Part 1, Items 1 and 2: Business and Properties) totaled negative $11.2 million, compared to negative $4.8 million in the prior year, a change of 135%. For further detail, please refer to the discussion below in this section under Comparison of Financial Results and Trends Between Fiscal 2012 and 2011.
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

Cash used in operating activities during the year ended June 30, 2012, was $10.4 million, compared to cash used of $4.5 million in 2011. The increase in cash used in operating activities primarily resulted from a combination of a decrease in revenues of $4.5 million over the prior year and increased operational spending related to exploration and lease operating expenses of $3.7 million and $3.4 million, respectively. These factors were partially offset by a reduction in general and administrative costs (excluding stock based compensation and foreign transaction loss) of $1.7 million.
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

General and Administrative Expenses. The following table presents general and administrative expenses for the years ended:

	June 30,
	2012	2011	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation and foreign transaction loss)	$12,006	$13,686	$(1,680)	(12)%
Stock based compensation	1,560	1,670	(110)	(7)%
Foreign transaction (gain) loss	(475)	951	(1,426)	(150)%
Total	$13,091	$16,307	$(3,216)	(20)%
General and administrative expenses decreased by $3.2 million to $13.1 million, during the year ended June 30, 2012. General and administrative expenses, excluding stock based compensation and foreign transaction losses and gains, amounted to $12.0 million, a decrease of $1.7 million. This decrease resulted from a significant reduction in the use of third party professional services and a number of cost saving initiatives which were undertaken during the year but were partially offset by their respective implementation costs. In fiscal year 2012 relative to the prior year period, accounting, legal, and consulting services decreased by $3.0 million, salary expenditures increased by $0.7 million in relation to the development and expansion of human resources in the Company, and bonuses paid to employees increased by $0.3 million. Additionally we recorded a $0.9 million expense, which represents the Company's maximum liability with respect to a withholding tax issue that arose in connection with the Company's acquisition of Nautilus Poplar LLC in October 2009 (see Note 11).
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
Denver, Colorado
September 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Magellan Petroleum Corporation
Portland, Maine

We have audited, before the effects of the retrospective adjustments (1) for the adoption of Accounting Standards Update No. 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, as amended ("ASU 2011-5"), (2) to the disclosures for a change in the composition of reportable segments, and (3) for reclassifications to certain financial statement captions to conform the presentation of the financial statements to industry-specific norms discussed in Notes 1 and 16 to the consolidated financial statements, the consolidated balance sheet of Magellan Petroleum Corporation and subsidiaries (the "Company") as of June 30, 2011, and the related consolidated statements of operations, changes in equity and comprehensive loss, and cash flows for the years ended June 30, 2011 and June 30, 2010 (the 2011 and 2010 consolidated financial statements before the effects of the adjustments discussed in Notes 1 and 16 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such 2011 and 2010 consolidated financial statements, before the effects of the retrospective adjustments for the adoption of ASU 2011-5, to the disclosures for a change in the composition of reportable segments, and for reclassifications to certain financial statement captions, which are discussed in Notes 1 and 16 to the consolidated financial statements, present fairly, in all material respects, the financial position of Magellan Petroleum Corporation and subsidiaries as of June 30, 2011, and the results of their operations and their cash flows for the years ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the adoption of ASU 2011-5, to the disclosures for a change in the composition of reportable segments or for reclassifications to certain financial statement captions, discussed in Notes 1 and 16 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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
As of June 30, 2012, the Company had$41.2 million in cash and cash equivalents, with $2.7 million held in cash and $38.6 million classified as cash equivalents. The cash equivalents were held in time deposit accounts in several Australian banks with maturities of 90 days or less.

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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer
(as Principal Financial and Accounting Officer)

Date:	September 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ J. Thomas Wilson	Date:	September 28, 2012
John Thomas Wilson, President and Chief Executive Officer, and Director

/s/ Antoine J. Lafargue	Date:	September 28, 2012
Antoine J. Lafargue, Vice President - Chief Financial Officer, and Treasurer

/s/ Donald V. Basso	Date:	September 28, 2012
Donald V. Basso, Director

/s/ Nikolay Bogachev	Date:	September 28, 2012
Nikolay Bogachev, Director

/s/ Walter McCann	Date:	September 28, 2012
Walter McCann, Director

/s/ Robert J. Mollah	Date:	September 28, 2012
Robert J. Mollah, Director

/s/ Ronald P. Pettirossi	Date:	September 28, 2012
Ronald P. Pettirossi, Director

/s/ J. Robinson West	Date:	September 28, 2012
J. Robinson West, Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
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