Form 10-K/A
MAGELLAN PETROLEUM CORP /DE/
filed 2012-10-29
CIK 61398

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
DOCUMENTS INCORPORATED BY REFERENCE

None

Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "AUD." Based on the exchange rate at September 1, 2012, AUD $1.00 equaled approximately U.S. $1.03.

EXPLANATORY NOTE
Magellan Petroleum Corporation (the "Company") will not be filing its definitive proxy materials for its 2012 annual meeting of the Company's shareholders with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of its fiscal year ended June 30, 2012.
Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which annual report was originally filed with the SEC on September 24, 2012, and was amended by Amendment No. 1 thereto filed with the SEC on September 28, 2012.
This Form 10-K/A amends and restates only Part III - Items 10, 11, 12, 13, and 14, and amends Part IV -Item 15 of the Company's 2012 Form 10-K. No other Items of the previous Form 10-K filing, as amended by Amendment No. 1 thereto, have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in such previous Form 10-K filing. In addition, no other information has been updated for any subsequent events occurring after September 24, 2012, the date of filing of the original Form 10-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors holding office with a term expiring at the 2012 annual meeting of shareholders:

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
Donald V. Basso	2000	Member of the Audit and Compensation, Nominating and Governance ("CNG") Committees; Director of Magellan Petroleum Australia Limited ("MPAL").
Mr. Basso served as a consultant and Exploration Manager for Canada Southern Petroleum Ltd. from October 1997 to May 2000. He also served as a consultant to Ranger Oil & Gas Ltd. during 1997. From 1987 to 1997, Mr. Basso served as Exploration Manager for Guard Resources Ltd. Mr. Basso has over 40 years of experience in the oil and gas business in the United States, Canada, and the Middle East. Mr. Basso was elected a director of MPAL in July 2006. Age 75.

Mr. Basso was selected to serve on our Board for his extensive experience in the oil and gas industry in North America, his expertise as a retired petroleum geologist in exploration and production matters, and his work as a consultant in the energy industry.

Robert J. Mollah	2006	Chairman of the Board of Directors of MPAL; Member of the CNG Committee.
Mr. Mollah is a geophysicist with broad petroleum exploration experience, both within Australia and internationally. From 1995 until 2003, Mr. Mollah was the Australian Executive Director of the Timor Gap Joint Authority, which covered the administration of petroleum exploration and production activities in the Timor Sea Joint Development Zone between Australia and Indonesia/East Timor. Prior to 1995, he served as a Petroleum Explorationist and Manager with broad experience in the oil and gas business in Australia and Asia. Mr. Mollah has been a director of MPAL since November 2003 and was elected to serve as Chairman of the MPAL Board of Directors in September 2006. Age 71.

Mr. Mollah was selected to serve on our Board for his extensive business experience in the Australian and Asian oil and gas industry, particularly with respect to exploration, development, and production of offshore resources, his knowledge of Australian government matters, his Board and managerial experience, and his familiarity with Australian corporate governance standards.

Directors holding office with a term expiring at the 2013 annual meeting of shareholders:

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
Walter McCann	1983	Independent Lead Director of the Board since December 2010; Former Chairman of the Board (2004-2010); Member of the Audit and CNG (Chairman) Committees; Director of MPAL
Mr. McCann, a former business school dean, was the Chief Executive Officer of Richmond, the American International University, located in London, England, from January 1993 until September 2002. From 1985 to 1992, he was President of Athens College in Athens, Greece. Mr. McCann has been a director of MPAL since 1997. He is a retired member of the Massachusetts Bar. Age 75.

Mr. McCann was selected to serve on our Board for his career leading non-profit, educational institutions, his broad knowledge of the Company and MPAL's management and operations, and his expertise in board leadership and corporate governance.

Ronald P. Pettirossi	1997	Chairman of the Audit Committee; Member of the CNG Committee; Director of MPAL
Mr. Pettirossi has been President of ER Ltd., a consulting company since 1995. Mr. Pettirossi has been a director of MPAL since August 2004. Mr. Pettirossi is a former audit partner of Ernst & Young LLP and worked with public and privately held companies for 31 years. Mr. Pettirossi served on the Board of Directors and as Chair of the Audit Committee of One IP Voice, Inc. (formerly, Farmstead Telephone) from 2003 to 2007. Age 69.

Mr. Pettirossi was selected to serve on our Board for his education, professional training, and skills in financial accounting and reporting, including his 31 years of practice with Ernst & Young LLP, his work as a financial consultant, and his status as both a CPA and as an "audit committee financial expert."

J. Robinson West	2010	Chairman of the Board; Chairman of the Business Development Committee ("BDC")
Mr. West is the Chairman, Founder, and Chief Executive Officer of PFC Energy, Inc. ("PFC"), a Washington, D.C.-based consulting firm serving oil and gas companies and governments with 14 offices around the world. Before founding PFC in 1984, Mr. West served in the Reagan Administration as Assistant Secretary of the Interior for Policy, Budget, and Administration (1981-83), with responsibility for U.S. offshore oil policy. Mr. West is currently a member of the National Petroleum Council and the Council on Foreign Relations. He also serves as a director of Key Energy Services, Inc., a rig-based well service company also based in Houston, Texas. Mr. West served as a director of Cheniere Energy, Inc., an operator of onshore LNG receiving terminals and natural gas pipelines based in Houston, Texas from 2001 to 2010 and as a director of Lambert Energy Advisors, a financial advisory firm to the energy industry, which is based in the U.K., from 2002 to 2010. Mr. West received his B.A. degree from the University of North Carolina at Chapel Hill and his J.D. from Temple University. Age 66.

Mr. West was selected to serve on our Board for his extensive experience as a consultant to companies in the international oil and gas industries, his U.S. government service related to energy policy matters, and his broad knowledge of board leadership and corporate governance.

Directors holding office with a term expiring at the 2014 annual meeting of shareholders:

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
Nikolay V. Bogachev	2009	Member of the BDC
Mr. Bogachev serves as Chairman of the Board and Chief Executive Officer of Young Energy Prize S.A. ("YEP"), which he founded in 2007. During the period 2004 to 2007, Mr. Bogachev was the Chairman and CEO of two related natural gas companies located in Russia, JSC Tambeyneftegas and JSC Yamal LNG. He has been actively involved in the restructuring and financing of companies in the energy sector. He developed the Khantiy Mantsisk Oil Company ("KMOC"), which was purchased by Marathon Oil Company. He was the developer of Tambeyskoye, a major gas field located in Northwest Siberia, which was purchased by Gazprom-affiliated companies. He has partnered with major oil companies (RepsolYPF, Shell, and Petro-Canada) and has broad experience in the Middle East and Africa. Age 59.

Mr. Bogachev was selected to serve on our Board for his extensive business and operational experience with oil and gas projects worldwide, particularly in Russia, the Middle East, and Asia, his experience as Chairman and CEO of YEP, and his active involvement in the restructuring and financing of various private entities and ventures in the energy sector.

J. Thomas Wilson	2009	President/CEO; Member of the BDC
Mr. Wilson, a former senior consultant to the Company, was appointed President/CEO effective September 27, 2011. Previously, Mr. Wilson served as First Vice President of YEP from July 2009 to January 15, 2011. He also served on YEP's Board of Directors from 2007 to November 2008. He is a veteran in the energy sector with a strong geology and international business development background. During the late 1990s, Mr. Wilson, acting as an advisor, assisted Mr. Bogachev in building value for KMOC in partnership with Enterprise Oil (now Shell) and Marathon Oil. During the period 2003 to 2006, Mr. Wilson was also involved with developing Tambeyneftegas, possibly the first Russian LNG liquefaction project, ultimately sold to Gazprom. Earlier, he was a principal in development of new international and domestic projects for Anderman International in Denver, led new international strategy and development for Apache Corporation, and was a Project Manager for Shell Oil. Mr. Wilson has led our recent successful efforts in the transactions with Santos Limited for the sale of our interest in the Mereenie oil and gas field and our purchase of the Palm Valley and Dingo gas fields, all in Australia, and assisted in finalizing the terms of a farm-out arrangement with VAALCO Energy regarding a portion of our interests in the deep formations of the Poplar oil field in Montana. Age 60.

Mr. Wilson was selected to serve on our Board for his strong geology background, his extensive employment history with major companies in the energy field, his operational and business development skills with respect to projects such as LNG production and gas development in Europe and Asia, his experience as an investor and entrepreneur in various private oil and gas entities and ventures, and his position as the Company's current President/CEO.

*	All of the named companies are engaged in oil, gas, or mineral exploration and/or development, except where noted.
Executive Officers
The following sets forth the executive officers of the Company, including their names, their ages, their positions with the Company, and their business experience during the last five years.

•
J. Thomas Wilson (age 60), who is also a director, has served as the Company's President/CEO since September 27, 2011. For information regarding Mr. Wilson's business experience, see "Directors holding office with a term expiring at the 2014 annual meeting of shareholders - J. Thomas Wilson" above);

•
Antoine J. Lafargue (age 38) has served as the Company's Chief Financial Officer ("CFO")/Treasurer since August 2, 2010. Mr. Lafargue has served in a number of senior financial management positions during a career in the United States and Europe. From July 2009 to July 2010, Mr. Lafargue served as the CFO of Falcon Gas Storage, a natural gas storage company based in Houston, TX. Prior to serving in that role, Mr. Lafargue served from 2006 to 2009 as a principal of Arcapita, a financial services firm based in London, focusing on investments in the energy and infrastructure sectors. From 2000 to 2006, Mr. Lafargue served in various financial and strategic advisory roles in the energy sector based in London working for Bank of America, Societe Generale, and Credit Suisse/Donaldson, Lufkin & Jenrette. Mr. Lafargue holds master's degrees in Finance from the Ecole Superieure de Commerce De Paris and in Social and Political Sciences from the Institut d'Études Politiques, both located in France; and

•
C. Mark Brannum (age 46) has served as the Company's Vice President, General Counsel and Secretary since September 5, 2012. Mr. Brannum succeeded Milam Randolph Pharo, who retired from that position. From 2007 to September 2012, Mr. Brannum held various positions with SM Energy Company, including Deputy General Counsel and Corporate Secretary. From 1995 to 2007, Mr. Brannum was a shareholder with Winstead P.C., a large business law firm headquartered in Dallas, Texas, with a significant practice in banking and corporate restructuring matters.

The Company's By-Laws provide that officers are elected by the Board for a term of one year, or until their successors are elected and qualified, provided that any officer may be removed at any time by the Board. No family relationships exist between any of the Company's Directors or officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors, and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the U.S. Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on copies of forms received by it, or written representations from certain reporting persons that no such filings were required for those persons, the Company believes that during the fiscal year ended June 30, 2012, its executive officers, directors, and greater than 10% beneficial owners timely filed all reports they were required to file under Section 16(a) of the Exchange Act, except that on November 9, 2011, J. Thomas Wilson, an executive officer and director of the Company, filed a late Form 4 to report the purchase of 596,804 shares of the Company's Common Stock on September 23, 2011.
Code of Conduct and Business Ethics
We previously adopted a Code of Conduct for the Company (the "Code"), which was originally named the Standards of Conduct. The Board amended the Code in August 2004 and July 2012. A copy of the Code was filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Code summarizes the compliance and ethical standards and expectations we have for all of our officers, Directors, and employees, including our President/CEO and senior financial officers, with respect to their conduct in connection with our business. Our Code constitutes our code of ethics within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the NASDAQ listing standards. Under the Code, all Directors, officers, and employees ("Employees") must demonstrate a commitment to ethical business practices and behavior in all business relationships, both within and outside of the Company. All Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose. Any waivers of or changes to the Code must be approved by the Board and appropriately disclosed under applicable law and regulation.
The Code is available on the Company's website, http://www.magellanpetroleum.com, under the heading "About Us - Corporate Governance." We intend to provide disclosure regarding waivers of or amendments to the Code by posting such waivers or amendments to the website in the manner provided by applicable law.
Standing Board Committees
The standing committees of the Board are the Audit Committee, which is comprised of Messrs. Basso, McCann, and Pettirossi (Chairman), and the CNG Committee, which is comprised of Messrs. McCann (Chairman), Basso, Mollah, and Pettirossi.

The Audit Committee assists th Board in providing oversight of the accounting and financial reporting process of the Company and audit of the Company's financial statements. The Board has determined that all of the members of the Audit Committee are "independent," as defined by the rules of the SEC and the NASDAQ Stock Market, Inc., that each of the members of the Audit Committee is financially literate, and that Mr. Pettirossi is an "audit committee financial expert", as such term is defined under SEC regulations, by virtue of having the following attributes through relevant education and/or experience:
i.an understanding of generally accepted accounting principles and financial statements;
ii.the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves;
iii.experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities;
iv.an understanding of internal controls and procedures for financial reporting; and
v.an understanding of audit committee functions.

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation and Related Matters
The table below sets forth the compensation paid by the Company and by MPAL to our Directors during the fiscal year ended June 30, 2012.
Company Board Fees - fiscal year 2012 (all amounts shown are in U.S. Dollars ($))

Name	Fees Earned or Paid in Cash (1)(8)	Stock Awards (1)(9)(10)	Option Awards (9)	All Other Compensation (11)	Total ($)
Donald V. Basso (2)	$91,291	$25,200	$—	$9,000	$125,491
Nikolay V. Bogachev (3)	$70,000	$—	$—	$9,000	$79,000
Walter McCann (4)	$119,995	$25,200	$—	$11,343	$156,538
Robert J. Mollah (5)	$120,932	$25,200	$—	$9,000	$155,132
Ronald P. Pettirossi (6)	$124,195	$—	$—	$9,000	$133,195
J. Robinson West (7)	$69,800	$25,200	$—	$9,000	$104,000

(1)
All Directors other than William H. Hastings, due to his compensation as President and Chief Executive Officer until September 27, 2011 and then as Senior Advisor for Business Development, and J. Thomas Wilson, subsequent to his appointment as President and Chief Executive Officer of the Company effective September 27, 2011, received an annual base retainer of $35,000 for their Board service during fiscal year 2012. The Company discontinued compensating Mr. Wilson for his services as a Director upon his appointment as President and Chief Executive Officer. Under the terms of the Board's compensation policy for non-employee Directors adopted on May 27, 2009, as amended and restated through July 1, 2011, each non-employee Director other than Mr. Bogachev may receive an annual award of shares of Common Stock under Section 9 of the Company's 1998 Stock Incentive Plan, as amended (the "1998 Stock Incentive Plan"), with a value equal to $35,000, with the determination of the exact number of shares to be made on July 1st or on the date of the subsequent annual shareholders meeting ("Stock Award"). Mr. Bogachev has been ineligible to receive such a Stock Award due to certain listing rules of the Australian Securities Exchange, on which the Company's stock has been traded in the form of CHESS Depository Interests. In either case, the number of shares to be awarded shall be determined using the fair value of the shares on July 1 as set forth in the 1998 Stock Incentive Plan. The number of shares for each Director award pursuant to such Section 9, however, will be subject to a maximum annual cap of 15,000 shares. Any difference between the value of the equity award shares and $35,000 will be added back to the amount of the Board member cash retainer paid each year ("Make-Up Payment"). On July 1, 2011, the CNG Committee recommended and the Board approved an amendment to the policy to provide an annual cash award alternative to the annual Stock Award, whereby a non-employee Director may elect to receive $35,000 in cash to exercise Common Stock options previously awarded under the Plan, the exercise price of which is at least equal in value to the Common Stock eligible for receipt by the Director pursuant to the Stock Award (with the difference in the value of the options and $35,000 to be paid in cash, also a Make-Up Payment). Mr. Bogachev received an additional cash payment of $35,000 because, as discussed above, he is not eligible to receive an annual Stock Award under the 1998 Stock Incentive Plan. Pursuant to SEC reporting rules, the compensation amounts paid by the Company to Mr. Wilson for his services as a Director prior to his appointment as President and Chief Executive Officer effective September 27, 2011 are included in the Summary Compensation Table below for the Company's named executive officers, and are set forth and described in the footnotes thereto. In addition, the compensation amounts paid by the Company to Mr. Hastings are included in the Summary Compensation Table below for the Company's named executive officers.

(2)
Amounts reported include: Mr. Basso's annual retainer of $35,000, a $10,000 fee for service on the Audit Committee, an $8,000 fee for service on the CNG Committee, a $9,800 Make-Up Payment under the Company's non-employee Directors' compensation policy, a $9,000 medical reimbursement, and $28,491 (or AUD $27,600) for MPAL Board of Directors' fees shown in the table contained in footnote (9) below. For purposes of this note, all AUD amounts referenced were converted into U.S. Dollars ($) using an exchange rate of 1 Australian dollar = $1.0323, which was the average AUD-to-USD exchange rate for the fiscal year ended June 30, 2012.

(3)
Amounts reported include: Mr. Bogachev's annual retainer of $70,000 and a $9,000 medical reimbursement. Mr. Bogachev does not receive an annual Stock Award because he is not eligible to receive equity awards under the 1998 Stock Incentive Plan. The Company has also paid Mr. Bogachev $294,824 in additional compensation for the fiscal year ended June 30, 2012 (see "Certain Relationships and Related Person Transactions - U.S. Federal Tax Withholdings," below).

(4)
Amounts reported include: Mr. McCann's annual retainer of $35,000, a $25,000 fee for service as Lead Independent Director for the fiscal year ended June 30, 2012, a $10,000 fee for service as Chair of the CNG Committee, a $10,000 fee for service on the Audit Committee, a $9,800 Make-Up Payment, a $9,000 medical reimbursement, a $2,343 phone charge payment, and $30,195 (or AUD $29,250) for the MPAL Board of Directors' fees shown in the table contained in footnote (9) below. For purposes of this note, all AUD amounts referenced were converted into U.S. Dollars ($) using an exchange rate of 1 Australian dollar = $1.0323, which was the average AUD-to-USD exchange rate for the fiscal year ended June 30, 2012.

(5)
Amounts reported include: Mr. Mollah's annual retainer of $35,000, a $8,000 fee for service on the CNG Committee, a Make-Up Payment of $9,800, a $9,000 medical reimbursement, and the MPAL Board fees as follows: (i) $16,518 (or AUD $16,001) for services as an MPAL director and as Chairman of MPAL's Board of Directors and (ii) MPAL's payment of $51,614 (or AUD $49,999) for Mr. Mollah's benefit to a superannuation fund in Australia selected by Mr. Mollah, which is similar to an individual retirement plan account. For purposes of this note, all AUD amounts referenced were converted into U.S. Dollars ($) using an exchange rate of 1 Australian dollar = $1.0323, which was the average AUD-to-USD exchange rate for the fiscal year ended June 30, 2012.

(6)
Amounts reported include: Mr. Pettirossi's annual retainer of $35,000, a $16,000 fee for service as Chair of the Audit Committee, an $8,000 fee for service on the CNG Committee, a $35,000 payment in cash to exercise stock options on July 1, 2011, a $9,000 medical reimbursement, and $30,195 (or AUD $29,250) for the MPAL Board of Directors' fees shown in the table contained in footnote (9) below. For purposes of this note, all AUD amounts referenced were converted into U.S. Dollars ($) using an exchange rate of 1 Australian dollar = $1.0323, which was the average AUD-to-USD exchange rate for the fiscal year ended June 30, 2012.

(7)
Amounts reported include: Mr. West's annual retainer of $35,000, a $25,000 fee for service as the Chairman of the Board for the fiscal year ended June 30, 2012, a $9,800 Make-Up Payment, and a $9,000 medical reimbursement.

(8)
Each of Messrs. Basso, McCann, Mollah and Pettirossi was paid, consistent with prior years, cash fees directly by MPAL for their service on the MPAL Board of Directors during the fiscal year. In addition, Messrs. Mollah and Pettirossi also served on the MPAL Audit Committee during fiscal year 2012. All AUD amounts shown in the table below have been included in the table above after having been converted to U.S. Dollars ($) using an exchange rate of 1 AUD dollar = $1.0323, which was the average AUD-to-USD exchange rate for the fiscal year ended June 30, 2012.

MPAL Board Fees - fiscal year 2012 (all amounts shown in this table are in AUD

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Donald V. Basso	$27,600	$—	$27,600
Walter McCann	$29,250	$—	$29,250
Robert J. Mollah	$16,001	$49,999	$66,000
Ronald P. Pettirossi	$29,250	$—	$29,250

(9)
The amounts shown in the "Stock Award" and "Option Award" columns represent the aggregate grant date fair value of the equity awards made during the fiscal year ended June 30, 2012, calculated in accordance with the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 718. As of June 30, 2012, our Directors held the following unexercised stock option awards (whether or not exercisable) and unvested restricted stock awards:

Unexercised Stock Options and Unvested Restricted Stock Awards as of June 30, 2012

Name	Unexercised Stock Options	Unvested Restricted Stock Awards
Donald V. Basso	125,000	—
Nikolay V. Bogachev	—	—
William H. Hastings	2,712,500	—
Walter McCann	175,000	—
Robert J. Mollah	125,000	—
Ronald P. Pettirossi	103,125	—
J. Robinson West	250,000	—

(10)
On July 1, 2011, an annual Stock Award of 15,000 shares was awarded to each of Messrs. Basso, McCann, and Mollah under Section 9 of the 1998 Stock Incentive Plan. The fair market value of a share of Common Stock on July 1, 2011 was $1.68. In lieu of an annual Stock Award, Mr. Pettirossi elected to receive $35,000 to exercise 21,875 previously awarded stock options at an exercise price of $1.60 per share.

(11)
Amounts reported include medical reimbursement payments. Under the Company's medical reimbursement plan for all outside Directors, the Company reimbursed certain Directors the cost of their medical premiums, up to $750 per month. During fiscal year 2012, the aggregate cost of this reimbursement plan was $56,250.

Non-Employee Directors' Compensation Policy
Non-employee Directors of the Board receive annual compensation as set forth in the table below. With the exception of the compensation for the Lead Independent Director, the following compensation amounts took effect on July 1, 2009, and reflect the results of the CNG Committee's compensation study undertaken in 2008. The CNG Committee and the Board created the position of Lead Independent Director at their December 7-8, 2010, meetings and approved an annual compensation amount of $25,000 for that position.

Compensation Type	Amount
Annual Board Member, cash retainer	$35,000
Annual Stock Award (1)	$35,000
Chairman of the Board, cash fee	$25,000
Lead Independent Director, cash fee	$25,000
Chairman of the Audit Committee, cash fee	$16,000
Chairman of the CNG Committee, cash fee	$8,000
Member of the Audit Committee, cash fee	$10,000
Member of the CNG Committee, cash fee	$8,000

(1)	See Note 1 to the Director Compensation Table above.

Medical Reimbursement Plan
Under the Company's medical reimbursement plan for all outside Directors, the Company reimbursed certain Directors the cost of their medical premiums, up to $750 per month. During fiscal year 2012, the aggregate cost of this reimbursement plan was $56,250.
Share Ownership Guidelines
In conjunction with the revised compensation policy for non-employee Directors, the Board also adopted share ownership guidelines for the non-employee Directors. Under the guidelines, each non-employee Director will be required to own a minimum of 100,000 shares of the Company's Common Stock. For all Directors serving on the Board since 2009, the guidelines must be satisfied by July 1, 2013. Messrs. McCann, Pettirossi, and West are already in compliance with the share ownership guidelines. Shares purchased in the open market and shares received by Directors as annual equity awards under Section 9 of the 1998 Stock Incentive Plan may be credited toward the satisfaction of the ownership guideline.
Named Executive Officer Compensation
Overview
At the beginning of this section, we discuss our executive officer compensation objectives, programs, and policies. Later, you will find more specific information about the compensation earned or paid in the fiscal year ended June 30, 2012, to (i) J. Thomas Wilson, our President/CEO since September 27, 2011, (ii) William H. Hastings, our President/CEO through September 27, 2011, (iii) Antoine J. Lafargue, our Vice President-Chief Financial Officer and Treasurer, and (iv) Milam Randolph Pharo, our former Vice President-General Counsel and Secretary, whom we refer to as our "named executive officers" (or "NEOs") for the 2012 fiscal year. That information includes a discussion of the material terms of the plans and arrangements under which the NEOs are or were compensated, and the Executive Compensation Tables for the NEOs.
Board Oversight of Executive Compensation; Role of the CNG Committee
The Company's executive compensation program has been developed and is continually monitored by our Board, acting on the recommendation of the CNG Committee, which during the fiscal year ended June 30, 2012, was comprised of Messrs. McCann (Chairman), Basso, Mollah, and Pettirossi. On May 27, 2009, the Board adopted a written charter for the CNG Committee, which was most recently amended on December 9, 2009. The CNG Committee has responsibilities and powers related to compensation matters and also certain specified corporate governance matters.
Under its charter, the CNG Committee is responsible for assisting the Board in overseeing the Company's management compensation policies and practices, including (i) determining and recommending to the Board for its approval the compensation of the Company's President/CEO and other executive officers; (ii) reviewing and recommending to the Board for its approval management incentive compensation policies and programs and exercising discretion in the administration of such programs; and (iii) reviewing and recommending to the Board for its approval equity compensation programs for Directors, officers, employees, and consultants, and exercising discretion in the administration of such programs.
The Board, acting upon recommendations of the CNG Committee, is ultimately responsible for determining the types and amounts of compensation paid to each of our NEOs. In fulfilling its role, the Board considers the Company's performance and strategic objectives in determining, on an annual basis, whether any corresponding adjustments to our NEOs' compensation levels are warranted, in light of the attainment of these performance objectives.
During the fiscal year ended June 30, 2012, neither Mr. Wilson, Mr. Hastings, Mr. Lafargue, nor Mr. Pharo determined or approved any element or component of his own base salary or any other aspects of his compensation.
Objectives of Our Compensation Program
Our executive compensation program is designed to motivate and reward our NEOs in a fiscally responsible manner, while aligning our executive's interests with those of our shareholders and prudently conserving cash resources to fund the Company's growth plans and strategic objectives. The oil and gas exploration and production industry has historically been highly competitive, a trend that has increased significantly in the last decade. As a result, experienced professionals have significant career mobility. We are a smaller company in a highly-competitive industry that competes for executive talent with a large number of exploration and production companies, many of which have significantly larger market capitalization than the Company. Our ability to motivate and reward our executive officers and other key employees is essential to maintaining a competitive position in the oil and gas business. The Board believes that our comparatively smaller size and relatively small executive management team pose unique challenges in this industry and, therefore, are substantial factors in the design of our executive compensation program.
In light of the foregoing factors, the Board through the CNG Committee also strives to maintain compensation programs that are generally competitive within the independent oil and gas industry in the United States and in Australia. The award of base salary, annual cash bonuses, equity-based awards, and benefit packages to our NEOs are approved by the Board after such matters are initially reviewed and approved by the CNG Committee and thereafter recommended by the CNG Committee to the Board for approval. Beginning with the appointment of Mr. Hastings, the Board implemented a new compensation strategy by which the Company's executive officers will be paid base salaries that are generally lower than salaries prevailing in the marketplace for similarly situated companies and will receive awards of equity compensation to supplement their cash salaries. Despite the Company's small market capitalization, equity compensation permits the Company to attract talented executives and to offer attractive overall compensation packages by permitting our executive officers to participate in the future growth of the Company (through an increase in the price of the stock acquired through the equity awards) in lieu of receiving a higher up-front base salary and cash bonus. The use of equity compensation as a component of an executive officer's overall compensation package is consistent with the Company's objective to: (i) motivate and reward executive officers in a fiscally-responsible manner; (ii) align the interests of executive officers with those of shareholders; and (iii) conserve cash resources to fund the Company's growth plans and strategic objectives (together, the "Compensation Objective").
Periodically, the CNG Committee reviews our executive compensation program to assess whether the program remains competitive with those of similar companies, considers the program's effectiveness in creating adequate incentives for our executive officers to find, acquire, develop, and produce oil and gas reserves in a cost-effective manner, and determines what changes, if any, are appropriate in light of our overall performance and ability to attract and retain talented executive officers.
The Board may, in addition to base salaries, authorize annual cash bonuses and equity-based awards in the future for our executive officers based upon the attainment of our operational and strategic goals. We have not adopted specific target or performance levels which would automatically result in increases or decreases in executive officer compensation. Instead, we make compensation determinations based upon a consideration of many factors, including those described below. We have not assigned relative weights or rankings to these factors. Specific elements of the Company's performance and individual performance that we consider in setting compensation policies and making compensation decisions include the following factors:

•	the cyclical nature of the oil and gas business and industry trends in Australian and Asian/Pacific oil and gas markets;

•
the growth in the quantity and value of our proved oil and natural gas reserves, volumes of oil and natural gas produced by the Company and our executives' ability to replace oil and natural gas produced with new oil and natural gas reserves;

•	the Company's oil and gas finding costs and operating costs, cash flow from operations, annual revenues, and earnings per share;

•	the market value of the Common Stock on the NASDAQ and the ASX exchanges;

•
the extent to which management has been successful in finding and creating opportunities to participate in acquisition and farm-in transactions and exploitation and drilling ventures having quality prospects;

•	management's ability to formulate and maintain sound budgets for our business activities and overall financial condition;

•	the success of our acquisition and exploration activities and the achievement by management of specific tasks and goals set by the Board and the MPAL Board of Directors from time to time;

•	the effectiveness of our compensation packages in motivating our management to remain in our employ; and

•	the ability of management to effectively implement risk management practices.
In addition to considering these performance elements, we also consider each NEO's longevity of service and his or her individual performance, leadership, and business knowledge.
Overview of Compensation for J. Thomas Wilson, the Company's President/CEO Since September 27, 2011
Effective September 27, 2011, the Board appointed Mr. Wilson as our President/CEO. On November 9, 2011, the Company entered into an Employment Agreement with Mr. Wilson (the "Wilson Agreement"), which provides for an initial two-year term of employment (the "Initial Term") that commenced on September 27, 2011. If not terminated prior to September 27, 2013 in accordance with its provisions, the Wilson Agreement may be renewed for additional one year terms (each, a "Renewal Term") if the parties mutually agree to do so. The Wilson Agreement provides for an initial annual base salary of $349,459, subject to an annual cost of living increase beginning on July 1, 2012 and effective each January 1st thereafter. Mr. Wilson's current annual base salary is $350,000. Under the Wilson Agreement, Mr. Wilson will not be guaranteed a bonus but rather will be eligible to receive such bonus awards, if any, based on the Company's and Mr. Wilson's performance, as shall be determined by the Board in its sole discretion, after receipt of a recommendation by the CNG Committee. If the Company terminates Mr. Wilson's employment without Cause or he resigns for Good Reason (both as defined in the Wilson Agreement), Mr. Wilson will be entitled to receive a severance benefit equal to the amount of base salary that Mr. Wilson would have received if he remained employed for the balance of the Initial Term or Renewal Term, as the case may be, based upon his then-current base salary without further increase. See "Additional Information Regarding Executive Compensation - Employment Agreements with Our 2012 Named Executive Officers" below.
In addition, there is a consulting agreement between the Company and Mr. Wilson that was entered into on July 9, 2009, as discussed under "Certain Relationships and Related Person Transactions - Agreements with J. Thomas Wilson" above. Due to Mr. Wilson's appointment as the Company's President/CEO effective September 27, 2011, the Company and Mr. Wilson are working to terminate that agreement. Until that agreement is terminated, Mr. Wilson has agreed to not charge fees thereunder for any services he renders to the Company after his appointment as President/CEO.
Overview of Compensation for William H. Hastings, the Company's President/CEO for the Period from December 11, 2008, through September 27, 2011
In the fall of 2008, the CNG Committee independently retained Compensation Resources, Inc., of Upper Saddle River, N.J. ("CR"), to assist the Board in determining the appropriate compensation package for Mr. Hastings as the Company's new President/CEO. Previous to this study, the CNG Committee had retained CR to provide a study to the Board regarding compensation for the Company's non-employee Directors. This engagement led to the Board's May 27, 2009, adoption of the new Directors compensation policy and Directors share ownership guidelines. See "Non-Employee Directors' Compensation Policy" above. The decisions to engage CR for these two projects were not made or recommended subject to surveying or review by management.
As part of its work on our President/CEO compensation package, CR performed the following functions requested by the CNG Committee and the Board: (i) assembling a peer group of approximately 20 other small and medium sized oil and gas companies, based on industry group, geographic location, and comparable revenue levels (of between 50% to 200% of the Company's historical revenues); (ii) analyzing the compensation of the President or CEO of the peer companies, by amounts and type of compensation, including cash salaries, cash bonuses, and long-term incentive-based compensation; (iii) assembling and analyzing widely-published compensation survey data (Mercer and ERI 2008 studies); (iv) recommending market consensus amounts and ranges for the compensation of our President/CEO to the CNG Committee; and (v) conducting a beneficial ownership analysis for the position of the CEO. Representatives of CR consulted with the CNG Committee frequently during the fiscal year, prior to the appointment of Mr. Hastings on December 11, 2008.
On December 11, 2008, the Board appointed Mr. Hastings as our President/CEO. Mr. Hastings' initial term of employment was for five years and commenced on December 11, 2008, pursuant to a non-binding term sheet negotiated between Mr. Hastings and the CNG Committee. Under his February 3, 2009, Employment Agreement with the Company ("Hastings Agreement"), Mr. Hastings was paid a base salary that in 2011 was $337,459 per year, subject to a yearly increase based on a measurement of inflation ("Annual Increase"). Under the Hastings Agreement, Mr. Hastings did not receive a sign-on or guaranteed cash bonuses, but was entitled to receive cash bonuses recommended by the CNG Committee and approved by the Board commensurate with his and the Company's performance. If at any time prior to the end of the five-year term the Company terminated his employment without Cause or he resigned for Good Reason (both as defined in the Hastings Agreement), Mr. Hastings would be entitled to continue to receive his then-current base salary for the rest of the five-year term, with a minimum severance period of two years. See "Additional Information Regarding Executive Compensation-Employment Agreements with Our 2012 Named Executive Officers" below.
On December 11, 2008, Mr. Hastings was awarded 3,100,000 non-qualified stock options under the Company's 1998 Stock Incentive Plan in two tranches, at an exercise price equal to $1.20 per share. In connection with the negotiation and signing of the Hastings Agreement, Mr. Hastings and the Company agreed that Mr. Hastings would surrender to the Company 387,500 of the non-qualified stock options previously granted to him on December 11, 2008, with a corresponding award of 387,500 non-qualified stock options to Mr. Wilson. Mr. Hastings now holds options to acquire an aggregate of 2,712,500 shares, consisting of 875,000 performance-based options and 1,837,500 time-based options. Mr. Hastings' 875,000 performance-based options vested in full on March 2, 2011. In addition, 1,837,500 time-based options have fully vested, 612,500 options on December 11, 2009, 612,500 options on December 11, 2010, and 612,500 options on December 11, 2011.
On September 27, 2011, Mr. Hastings elected to step aside as the Company's President/CEO, due to the Board's decision to relocate the Company's headquarters from Portland, Maine, to Denver, Colorado. Effective as of the same date, the Board appointed, at the recommendation of the CNG Committee, Mr. Hastings as the Company's Senior Advisor for Business Development pursuant to the terms of the Hastings Agreement as amended by an Employment Agreement Addendum ("Addendum"). Under the Addendum and as Senior Advisor for Business Development, Mr. Hastings was paid his current salary and was responsible for seeking out and assisting in the development of new ventures and business opportunities for the Company in a non-executive capacity. The original expiration date for the options awarded to Mr. Hastings under the Plan was was December 11,2018, and the Addendum provided that in no event would the options expire before December 31, 2015, regardless of whether his employment with the Company should terminate before that date for any reason. Mr. Hastings'

emplouyement with the Company was discontinued effective July 16, 2012. See "Additional Information Regarding Executive Compensation - Employment Agreements with Our 2012 Named Executive Officers" below.
Overview of the Compensation for Antoine J. Lafargue, CFO/Treasurer
On August 2, 2010, the Board appointed Antoine J. Lafargue as the Company's new CFO/Treasurer to serve an initial employment term of three years. Mr. Lafargue's August 2, 2010 Employment Agreement with the Company (the "Lafargue Agreement") provides for an initial base salary of $240,000 per year, subject to an Annual Increase commencing on January 1, 2012. Mr. Lafargue's current base salary is $240,000 per year. Under the Lafargue Agreement, Mr. Lafargue does not receive a sign-on or guaranteed cash bonuses but is entitled to receive cash bonuses recommended by the CNG Committee and approved by the Board commensurate with his and the Company's performance. If the Company terminates Mr. Lafargue's employment without Cause or he resigns for Good Reason (both as defined in the Lafargue Agreement), Mr. Lafargue is entitled to receive a severance benefit equal to one year's base salary, based upon his then-current base salary. See "Additional Information Regarding Executive Compensation-Employment Agreements with Our 2012 Named Executive Officers" below.
Overview of the Compensation for Milam Randolph Pharo, Former Vice President - General Counsel and Secretary
Effective November 30, 2011, the Board appointed Milam Randolph Pharo as the Company's Vice President, General Counsel and Secretary. Mr. Pharo's November 16, 2011 offer letter, which was filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, provided for an initial base salary of $175,000 per year. In connection with Mr. Pharo's appointment, he was granted on November 30, 2011 an inducement equity award, outside of the Company's 1998 Stock Incentive Plan, in the form of options to purchase a total of 500,000 shares of common stock for $1.13 per share, the market closing price of the stock on November 30, 2011. This award was granted in accordance with NASDAQ Listing Rule 5635(c)(4), and 166,666 of the options vested on November 30, 2011. Mr. Pharo retired from the position of Vice President, General Counsel and Secretary effective September 5, 2012, and as a result the remaining 333,334 options were cancelled pursuant to the terms thereof.
Elements of Compensation
We seek to achieve our executive compensation objectives by providing our NEOs with the following elements of compensation:

•	a base salary that represents cash compensation based on internal equity and external industry-based competitiveness;

•	an opportunity to receive an annual cash bonus award based upon the achievement of goals and objectives attained during the course of a fiscal year;

•	potential equity-based awards under the Company's 1998 Stock Incentive Plan and, if approved by the shareholders at the 2012 Annual Meeting, the 2012 Omnibus Incentive Compensation Plan;

•	pension/retirement benefits and other personal benefits under our NEOs' employment contracts, as described below;

•	benefit programs provided to our U.S. employees, including health care benefits, dental, life, and vision coverage; and

•	termination payments and other benefits under the NEOs' employment agreements, in the event that the NEO's employment is terminated under specified circumstances.
Each of the material elements of our compensation program is discussed in greater detail below.
Base Salary
The Board reviews and determines, after receipt of a recommendation from the CNG Committee, the base salary of each NEO. The purpose of base salary is to reflect our NEOs' executive job responsibilities, individual performance, and competitive compensation levels. Under his employment agreement, Mr. Wilson's current annual base salary is $350,000 and is subject to an Annual Increase. Under his employment agreement, Mr. Lafargue's current annual base salary is $240,000 and is subject to an Annual Increase. Mr. Pharo's annual base salary was $175,000.
Annual Cash Bonus Awards
The Board, pursuant to the recommendation of the CNG Committee, may award a NEO an annual cash bonus. The purpose of a cash bonus would be is to better align executive performance with annual strategic goals while enhancing shareholder value. The NEOs did not receive annual cash bonus awards during fiscal year 2012.

Special Cash Bonus Awards
On June 26, 2012, the CNG Committee approved special cash bonus awards for certain employees of the Company in connection with their extraordinary efforts to facilitate the May 2012 closing of the Company's significant asset swap transaction with Santos QNT Pty. Ltd. and Santos Limited that resulted in net cash proceeds to the Company of AUD $25.0 million and other accomplishments. The amounts paid to Mr. Wilson, Mr. Lafargue, and Mr. Pharo under these special cash bonus awards were $30,000, $170,000 and $10,000, respectively.
Equity-Based Compensation
At the December 1998 annual meeting, our shareholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"), which permits the granting of stock options and stock appreciation rights ("SARs") to the Directors, officers, employees, and consultants. On December 11, 2008, the Board amended and restated the 1998 Plan, renaming the 1998 Plan, the "1998 Stock Incentive Plan" (the "1998 Stock Incentive Plan"), and further amended the 1998 Stock Incentive Plan on March 19, 2009 and May 27, 2009. On May 27, 2009, the Company's shareholders approved the amendment and restatement of the 1998 Stock Incentive Plan, as follows:

•	the amount of shares reserved for issuance pursuant to awards made under the 1998 Stock Incentive Plan was increased by 4,205,000 shares, to a maximum of 5,205,000 shares;

•
the CNG Committee was authorized to make awards of shares of Restricted Stock (as defined in the 1998 Stock Incentive Plan), which awards may vest based on a participant's continued service to the Company, its subsidiaries, or affiliates, or upon the satisfaction of performance measures;

•	the 1998 Stock Incentive Plan now provides for annual awards of Common Stock to the non-employee Directors of the Company; and

•
the CNG Committee is authorized to make awards of shares of Common Stock, options, SARs, or Restricted Stock that vest upon the satisfaction of pre-defined corporate performance measures identified by the CNG Committee.

At the December 2010 annual meeting, our shareholders approved a further amendment to the 1998 Stock Incentive Plan which increased the number of shares of Common Stock authorized for issuance under the 1998 Stock Incentive Plan by 2,000,000 shares, to a new aggregate total of 7,205,000 shares.
The Company is proposing to replace the 1998 Stock Incentive Plan with a new 2012 Omnibus Incentive Compensation Plan to be voted on by the shareholders at the 2012 Annual Meeting. See, "Proposal 3 - Approval of 2012 Omnibus Incentive Compensation Plan." Other than the 1998 Stock Incentive Plan, the Company currently does not have any long-term incentive, non-qualified defined contribution, or other non-qualified deferred compensation plans. In addition, MPAL does not currently maintain any of its own equity-based compensation plans.
The 1998 Stock Incentive Plan provides for grants of options principally at an option price per share of 100% of the fair value of the Company's Common Stock on the date of the grant. Options are generally granted with a one-year, two-year, or a three-year vesting period and a ten-year term. Options vest in equal annual installments over the vesting period. The Plan also provides for the grant of SARs subject to terms as determined by the CNG Committee and evidenced in a form also determined by the CNG Committee. In addition, the 1998 Stock Incentive Plan permits the award of Restricted Stock to eligible participants and also permits the CNG Committee to make an annual award of shares of unrestricted Common Stock to the Company's non-employee Directors equal in value of up to 50% of the annual cash retainer payable to these Directors.
For all 1998 Stock Incentive Plan awards granted, modified, or settled after July 1, 2005, we account for all equity-based awards in accordance with the requirements of ASC Topic 718. With the exception of the annual stock awards to non-employee Directors which typically occur on July 1 of each fiscal year, we do not have a specific program or plan with regard to the timing or dating of option grants or other awards, and options or other awards under the 1998 Stock Incentive Plan have not been granted at regular intervals or on pre-determined dates. Rather, the Board's decisions as to when options are granted have historically been made at the complete discretion of the Board upon the recommendation of the CNG Committee. Going forward, the Board intends to continue this practice, after receipt and consideration of recommendations for further option or other awards under the 1998 Stock Incentive Plan or the 2012 Omnibus Plan.
As of October 11, 2012, there were 7,194,791 stock options outstanding, of which 5,119,787 were fully-vested and exercisable. If all of these options were exercised these shares would represent approximately 11.78% of our issued and outstanding shares of Common Stock.
Mr. Hastings holds options to acquire an aggregate of 2,712,500 shares, consisting of 875,000 performance-based options and 1,837,500 time-based options. The performance-based options have vested in full. In addition, the time-based options vested in full on December 11, 2009 (612,500 options), on December 11, 2010 (612,500 options), and December 11, 2011 (612,500 options).

In connection with Mr. Wilson's appointment as the Company's President/CEO effective September 27, 2011, on November 7, 2011, the CNG Committee and the full Board awarded to Mr. Wilson (a) non-qualified time-based stock options for the purchase of up to a total of 250,000 shares of Common Stock; and (b) 100,000 shares of time-based restricted Common Stock, with both the stock options and the restricted stock subject to the terms and conditions of the 1998 Stock Incentive Plan. The exercise price per share for all of the stock options is $1.08, which exercise price was the "fair market value" (as defined in Section 5(c) of the Company's 1998 Stock Incentive Plan) of a share of the Common Stock as of November 7, 2011. The stock options vest in two annual installments as follows: (i) 125,000 option shares vested on September 27, 2012; and (ii) 125,000 option shares are scheduled to vest on September 27, 2013. The restricted stock vests (and becomes non-forfeitable) in two annual installments as follows: (x) 50,000 shares of restricted stock vested on September 27, 2012; and (y) 50,000 shares of restricted stock are scheduled to vest on September 27, 2013. Any unvested portion of Mr. Wilson's stock options or restricted stock will immediately be accelerated and vest in full upon the occurrence of a "Change of Control" of the Company (as defined in the 1998 Stock Incentive Plan) and upon the occurrence of other specified events.
Prior to his appointment as President/CEO effective September 27, 2011, Mr. Wilson was granted the following stock options: (a) options granted on February 2, 2009 to purchase up to a total of 387,500 shares of Common Stock at an exercise price of $1.20 per share, all of which options are now fully vested; and (b) options granted on April 1, 2010 to purchase up to 300,000 shares of Common Stock at an exercise price of $2.24 per share, of which 200,000 options are now vested and the remaining 100,000 options are scheduled to vest on April 1, 2013.
In connection with Mr. Lafargue's appointment as the Company's Vice President-Chief Financial Officer and Treasurer, on August 2, 2010, the CNG Committee and the full Board awarded to Mr. Lafargue non-qualified stock options covering an aggregate of 800,000 shares of the Common Stock, subject to the terms and conditions of the 1998 Stock Incentive Plan, in two separate tranches, as follows: 400,000 time-based options and 400,000 performance-based options. The exercise price per share for all of those options is $1.84, which exercise price was the "fair market value" (as defined in Section 5(c) of the 1998 Stock Incentive Plan) of a share of the Common Stock as of August 2, 2010. The time-based options vest in three equal annual installments as follows: (a) 133,333 option shares vested in full on August 2, 2011; (b) 133,333 option shares vested in full on August 2, 2012; and (c) 133,334 option shares are scheduled to vest in full on August 2, 2013. The performance-based options were to vest in full upon completion of the Evans Shoal Transaction. Because the Evans Shoal Transaction was not completed, the performance-based options issued to Mr. Lafargue were forfeited as of June 30, 2011, and allocated back to the share reserve for the 1998 Stock Incentive Plan.
On November 30, 2011, the CNG Committee and the full Board awarded to Mr. Lafargue non-qualified stock options covering an aggregate of 600,000 shares of the Common Stock, subject to the terms and conditions of the 1998 Stock Incentive Plan, in two separate tranches, as follows: 400,000 time-based options and 200,000 performance-based options. The exercise price per share for all of these options is $1.10, which exercise price was the "fair market value" (as defined in Section 5(c) of the 1998 Stock Incentive Plan) of a share of the Common Stock as of the grant date. The time-based options are scheduled to vest in two equal annual installments as follows: (a) 200,000 option shares on November 30, 2012; and (b) 200,000 option shares on November 30, 2013. The performance-based options provide that (a) 100,000 option shares shall vest upon the completion of the Nautilus drilling program (which has occurred); (b) 50,000 option shares shall vest upon the completion of the relocation of the Company's headquarters from Portland, Maine to Denver, Colorado (which has occurred); and (c) 50,000 option shares shall vest upon completion of the Company's significant asset swap transaction with Santos QNT Pty. Ltd. and Santos Limited (which occurred in May 2012).
Any unvested portion of Mr. Lafargue's stock options will immediately be accelerated and vest in full upon the occurrence of a "Change in Control" of the Company (as defined in the 1998 Stock Incentive Plan) and upon the occurrence of other specified events.
Pension/Retirement Benefits
The Company does not provide qualified pension benefits or any supplemental executive retirement benefits to any of its NEOs.
Mr. Wilson and Mr. Lafargue are eligible to participate in the Company's 401(k) retirement savings plan, which became effective as of October 15, 2010. Under the Company's 401(k) plan, all employees of the Company are eligible to participate after an initial period of three months of employment. The 401(k) plan permits participants to make salary deduction contributions to their plan accounts and provides that the Company will make a 3.5 percent match of the employee's contributions, up to an annual maximum of 3.5 percent of salary.
Additional Benefit Programs
Perquisites and other benefits represent a small part of our overall compensation package. These benefits are reviewed periodically to ensure that they are competitive with industry norms. If greater than $10,000, the aggregate costs associated with the benefits we provided to Mr. Wilson, Mr. Hastings, Mr. Lafargue, or Mr. Pharo are included in the "All Other Compensation" column of the Summary Compensation Table set forth below.
During fiscal year 2012, the Company paid $1,560 for parking for Mr. Wilson. In addition, health insurance premiums for one month in the amount of $1,250 for Mr. Wilson were paid by NP, a subsidiary of the Company.
Under his employment agreement, Mr. Hastings was provided with a leased automobile as approved by the Board, consistent with the Company's perquisite guidelines. During fiscal year 2012, the Company paid $8,379 for this arrangement and $1,560 for parking for Mr. Hastings. Under his employment agreement, Mr. Hastings also received up to $8,000 per year in reimbursements to purchase his own family health insurance coverage, including medical, prescription, and dental benefits. Consistent with the terms of his employment agreement, the Company secured and paid the premiums for a 10-year term life insurance policy for Mr. Hastings. During fiscal year 2012, the Company paid $3,610 in life insurance premiums. In addition, the Company has purchased long-term disability insurance with coverage to age 65 for Mr. Hastings, with a maximum annual premium amount of $12,500. During fiscal year 2012, the Company paid $7,436 to a disability insurer under this arrangement. In addition, the Company has purchased $2 million of key-man life insurance coverage for Mr. Hastings.
In connection with the hiring of Mr. Lafargue, the Company agreed to reimburse his relocation expenses, which amounted to $18,925, and to reimburse his legal expenses incurred in connection with the review of his employment terms and visa application in the amount of $22,000. Under his employment agreement, Mr. Lafargue was also provided with a paid parking space at a cost during the fiscal year ended June 30, 2012 of $1,560. Consistent with the terms of his employment agreement, the Company also paid $20,655 in health insurance premiums.
Tax Considerations
We intend to operate our executive compensation program in good faith compliance with Section 409A of the U.S. Internal Revenue Code and the related regulations and other guidance issued by the U.S. Internal Revenue Service. At this time, the Company does not expect that Section 162(m) of the U.S. Internal Revenue Code will have any effect on the Company's executive officer compensation because it is not likely that the annual compensation paid to any executive officer will exceed $1 million.
Additional Information Regarding Executive Compensation
Employment Agreements with Our 2012 Named Executive Officers
The Company has entered into written employment agreements with each of Messrs. Wilson, Hastings, and Lafargue that provide for certain severance payments and other benefits in the event that their respective employment with the Company is terminated under various circumstances, as described below (Mr. Hastings' employment with the Company was terminated effective July 16, 2012). Generally, we use these provisions to provide some assurance to the Board that the Company will continue to be able to rely on our NEOs continuing in their positions with us, without concern that they might be distracted by the personal uncertainties and risks created by any proposed or threatened change of control of the Company.
Mr. Wilson
On November 9, 2011, the Company entered into an Employment Agreement with J. Thomas Wilson (the "Wilson Agreement"), under which he serves as the Company's President/CEO. The Wilson Agreement provides for a two-year term of employment, which commenced on September 27, 2011. If not terminated prior to September 27, 2013 (the "Initial Term") in accordance with its provisions, the Wilson Agreement may be renewed for additional one year terms (each, a "Renewal Term") if the parties mutually agree to do so. If the Company or Mr. Wilson determines not to renew the Wilson Agreement for an additional one year term, the party desiring to terminate the Wilson Agreement must provide the other with written notice six months prior to the expiration of the Initial Term or the Renewal Term, as applicable.
The Wilson Agreement provides for an initial annual base salary of $349,459, subject to an annual cost of living increase beginning on July 1, 2012 and effective each January 1st thereafter, based on a formula that shall be adopted for all Company employees. During the term of the Wilson Agreement, Mr. Wilson will not be guaranteed a bonus but rather will be eligible to receive such bonus awards, if any, based on the Company's and Mr. Wilson's performance, as shall be determined by the Board in its sole discretion, after receipt of a recommendation by the CNG Committee. The Wilson Agreement confirms an award to Mr. Wilson of (i) options to acquire 250,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the grant date; and (ii) 100,000 restricted shares of Common Stock (collectively, the "Equity Incentives").
The Company is entitled to terminate Mr. Wilson's employment at any time for any reason, other than non-renewal, Disability, or Cause (as each such term is defined in the Wilson Agreement) upon at least 30 days' written notice to Mr. Wilson. If the Company terminates Mr. Wilson's employment for any reason other than non-renewal, Disability, or Cause, then the Company shall pay to Mr. Wilson: (i) his base salary through the date of such termination of employment, plus his base salary for the period of any vacation time earned but not taken for the year of termination of employment (the "Salary

Benefit"); (ii) any other compensation and benefits to the extent actually earned by him under any other benefit plan or program of the Company as of the date of such termination of employment (the "Other Benefits"); (iii) any reimbursement amounts for reasonable business expenses approved by the Company and owed to Mr. Wilson under the Wilson Agreement (the "Reimbursement Benefit"); (iv) a defined severance benefit (the "Severance Benefit"); and (v) certain continuing health insurance payment benefits, if Mr. Wilson elects to continue insurance coverage under the Company's health insurance plans pursuant to COBRA following termination of employment (the "Medical Benefit"). In addition, the Equity Incentives shall fully vest (the "Vesting Benefit"). The Severance Benefit shall equal the amount of base salary that Mr. Wilson would have received if he remained employed for the balance of the Initial Term or Renewal Term, as the case may be, based upon his then-current base salary without further increase. The amount of the Severance Benefit shall be paid during the remainder of the Initial or Renewal Term, as applicable, in equal monthly installments commencing in the first month following Mr. Wilson's termination of employment.
The Wilson Agreement may be terminated by the Company in the event of Mr. Wilson's death or Disability. If Mr. Wilson dies or becomes disabled, then the Company will pay Mr. Wilson (or, in the case of death, Mr. Wilson's estate or other person having such entitlement pursuant to the terms of the applicable plan or program): (i) the Salary Benefit; (ii) the Other Benefits; (iii) the Reimbursement Benefit; and (iv) the Vesting Benefit.
The Wilson Agreement may also be terminated for Cause by the Company. "Cause" is defined as (i) an act or acts of dishonesty or fraud by Mr. Wilson relating to the performance of his services to the Company; (ii) a breach by Mr. Wilson of his duties or responsibilities under the Wilson Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) Mr. Wilson's conviction of a felony or any crime involving moral turpitude; (iv) Mr. Wilson's material failure (for reasons other than death or Disability) to perform his duties under the Wilson Agreement or insubordination (defined as refusal to execute or carry out lawful directions from the Board or its duly appointed designees) where Mr. Wilson has been given written notice of the acts or omissions constituting such failure or insubordination and he has failed to cure such conduct, where susceptible to cure, within 30 days following such notice; or (v) a breach by Mr. Wilson of any provision of any material policy of the Company or certain obligations under the Wilson Agreement (e.g., confidentiality, non-solicitation, non-competition, and non-disparagement obligations). If the Wilson Agreement is terminated for Cause, Mr. Wilson shall only be entitled to receive: (i) the Salary Benefit; (ii) the Other Benefits; and (iii) the Reimbursement Benefit.
Mr. Wilson is entitled to terminate his employment with the Company for "Good Reason" (as defined in the Wilson Agreement). In the event of his termination of employment for Good Reason, Mr. Wilson shall be entitled to receive: (i) the Salary Benefit; (ii) the Other Benefits; (iii) the Reimbursement Benefit; (iv) the Severance Benefit; (v) the Medical Benefit; and (vi) the Vesting Benefit. "Good Reason" as defined in the Wilson Agreement, means only, without Mr. Wilson's written consent, (A) a material negative change in the scope of the authority, functions, duties, or responsibilities of Mr. Wilson's employment from that which is contemplated by the Wilson Agreement, provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another entity shall not constitute Good Reason; (B) the Company engaging the services of a long-term replacement President and Chief Executive Officer; (C) any material breach by the Company of any provision of the Wilson Agreement without Mr. Wilson having committed any material breach of his obligations thereunder, in each case of (A), (B), or (C), which breach is not cured by the Company within 30 days following written notice thereof to the Company of such breach; or (D) a "Change in Control" (as defined in the Wilson Agreement) of the Company.
Mr. Hastings
On February 3, 2009, the Company entered into an Employment Agreement with Mr. Hastings to serve as our President/CEO ("Hastings Agreement"), effective as of December 11, 2008. Under the Hastings Agreement, Mr. Hastings was paid an annual salary of $300,000, subject to an Annual Increase. During the term of the Hastings Agreement, Mr. Hastings did not receive a sign-on or other guaranteed bonus, but was entitled to receive bonuses recommended by the CNG Committee and approved by the Board. Mr. Hastings was also entitled to reimbursement of his business expenses while performing services for the Company.
The Hastings Agreement confirmed Mr. Hastings's receipt of the stock options awarded to him on December 11, 2008 and his surrender to the Company of 387,500 of those stock options, as described in "Overview of Compensation of William H. Hastings, the Company's President/CEO for the Period of December 11, 2008 through September 26, 2011" above. In addition, the Company agreed to provide Mr. Hastings up to $8,000 per year of reimbursement for health insurance and to purchase and pay annual premiums for a long-term disability insurance policy covering Mr. Hastings and a ten-year term life insurance policy.
The Company was entitled to terminate the employment of Mr. Hastings for any reason other than death, Disability, or Cause upon at least 30 days written notice to Mr. Hastings.
As of September 27, 2011, Mr. Hastings stepped aside as the Company's President/CEO. Pursuant to the terms of a September 27, 2011, addendum to Mr. Hastings' February 3, 2009, Employment Agreement with the Company ("Addendum"),

Mr. Hastings continued to serve the Company in a non-executive capacity as Senior Advisor for Business Development. Under the Addendum, Mr. Hastings received the same compensation (then $337,500) and benefits provided in the Hastings Agreement.
Under the Addendum, the Company provided Mr. Hastings with office supplies, computer equipment, and other necessary and appropriate support required to fulfill the responsibilities of his new position and reimbursed Mr. Hastings for his business expenses consistent with the Company's policies regarding business expense reimbursements. The Addendum also provided for reimbursement of certain legal expenses incurred by Mr. Hastings in connection with the changes to his employment status and gave the Company, under certain circumstances, the right of first refusal to buy back shares of the Company's Common Stock acquired by Mr. Hastings through the exercise of options granted to him by the Company under a February 3, 2009, Non-qualified Stock Option Award Agreement and a Non-qualified Option Performance Award Agreement of the same date (collectively, the "Option Agreements"). The Addendum also amended the Option Agreements to extend the term under which Mr. Hastings can exercise the underlying options until the later of the date provided for in the agreements or December 31, 2015, and to permit Mr. Hastings to pay some or all of the exercise price of options by surrendering to the Company shares of the Company's Common Stock that he already owns at the time of exercise. The Board has authorized a corresponding amendment to the 1998 Stock Incentive Plan to permit the exercise of options through this contemplated process.
As a result of the Company's termination of the employment of Mr. Hastings effective July 16, 2012, other than for death, Disability, or Cause, the Company became obligated to pay to Mr. Hastings a defined severance benefit (the "Severance Benefit"). The Severance Benefit equals the amount of base salary that Mr. Hastings would have received if he remained employed for the balance of the Term, based upon his then-current base salary without further increase ($350,958); provided, however, that the Severance Benefit will not be less than 24 months of the then-current salary of Mr. Hastings without further increase. The Severance Benefit as so determined shall be divided into 24 equal monthly amounts and paid out to Mr. Hastings after the termination of employment, provided that the first six monthly amounts are subject to a six-month waiting period under Section 409A of the Internal Revenue Code, and are to be paid in a single installment after the expiration of the six-month waiting period.
Mr. Lafargue
On August 2, 2010, the Company entered into an Employment Agreement ("Lafargue Agreement") with Mr. Lafargue under which he serves as the Company's CFO/Treasurer, effective as of August 2, 2010.
The Lafargue Agreement provides for a three-year term of employment (the "Initial Term"), commencing on August 2, 2010, unless earlier terminated as provided in the Lafargue Agreement. If not terminated earlier than August 2, 2013, the Initial Term will automatically renew for one or more successive two-year periods (each, a "Renewal Term") unless in each case at least six months prior to the end of the Initial Term or Renewal Term, as the case may be, either the Company or Mr. Lafargue gives written notice to the other party electing to permit the Lafargue Agreement to terminate on the last day of the Initial Term or Renewal Term, as the case may be. Under the Lafargue Agreement, Mr. Lafargue will devote substantially all of his business time and attention and best efforts to the affairs of the Company and its subsidiaries and his duties. He will report to the Company's President and CEO.
Mr. Lafargue is paid an annual salary of $240,000, subject to an Annual Increase. Mr. Lafargue is entitled to receive cash bonuses recommended in the future by the CNG Committee and approved by the Board. Mr. Lafargue is entitled to reimbursement of relocation expenses, certain advisory expenses, and reimbursement of his business expenses while performing services for the Company.
The Lafargue Agreement confirms the award to Mr. Lafargue of 800,000 non-qualified stock options under the Company's 1998 Stock Incentive Plan, of which 400,000 were time-based options and 400,000 were performance-based options that were to vest only upon the closing of the Evans Shoal Transaction on or before June 30, 2011. Because that transaction did not close, the performance-based options were forfeited as of June 30, 2011, and allocated back to the share reserve for the 1998 Stock Incentive Plan.
The Lafargue Agreement may be terminated by the Company in the event of Mr. Lafargue's death or "disability" (as defined in the Lafargue Agreement). If Mr. Lafargue dies or becomes disabled, then the Company will pay Mr. Lafargue or his representatives: (i) his base salary through the date of such termination of employment, plus his base salary for the period of any vacation time earned but not taken for the year in which termination of employment occurs; (ii) any other compensation and benefits to the extent actually earned by him under any other benefit plan or program of the Company as of the date of such termination of employment; and (iii) any reimbursement amounts owing to Mr. Lafargue (the amounts in (i), (ii), and (iii) are referred to as the "Accrued Obligations"). The Lafargue Agreement may also be terminated for "Cause" by the Company. "Cause" is defined as (i) an act or acts of dishonesty or fraud relating to the performance of his services to the Company; (ii) a breach of his duties or responsibilities under the Lafargue Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) his conviction of a felony or any crime involving moral turpitude; (iv) his material failure (for reasons other than death, illness, injury, or Disability) to perform his duties or insubordination (defined as refusal to execute or carry out the lawful directions from the Board or its duly-appointed designees) where he has been given written notice of the acts or omissions constituting such failure or insubordination and he has failed to cure such conduct, where susceptible to cure, within ten days following such notice; or (v) a breach of any provision of any material policy of the Company or any of his non-competition, non-disclosure, and related obligations under the Lafargue Agreement. If the Lafargue Agreement is terminated for "Cause," Mr. Lafargue will only be entitled to receive payment of the Accrued Obligations.
The Company is entitled to terminate Mr. Lafargue's employment for any reason other than non-renewal, death, Disability, or Cause upon at least 30 days written notice to Mr. Lafargue. If the Company terminates Mr. Lafargue's employment for any reason other than non-renewal, death, Disability, or Cause, then the Company shall pay to Mr. Lafargue (i) the Accrued Obligations; (ii) a defined severance benefit (the "Severance Benefit"); and (iii) certain continuing health insurance payment benefits if Mr. Lafargue elects to continue insurance coverage under the Company's health insurance plans pursuant to COBRA following termination of employment. The Severance Benefit shall equal the amount of base salary that Mr. Lafargue would have received if he remained employed for the balance of the Initial Term or Renewal Term, as the case may be, based upon his then-current base salary without further increase; provided, however, that the Severance Benefit may not be less than an amount equal to 12 months of Mr. Lafargue's then-current salary without further increase. The Severance Benefit as so determined shall be divided into 12 equal installments and paid out to Mr. Lafargue after termination of employment according to a one-year payment schedule.
Mr. Lafargue is also entitled to terminate his employment with the Company for "Good Reason." In the event of his termination of employment for Good Reason, Mr. Lafargue shall be entitled to receive a severance benefit equal to one year's base salary, based upon his then-current base salary without further increase, which shall be paid according to the same one-year payment schedule described above. "Good Reason" means, without Mr. Lafargue's consent: (A) a material negative change in the scope of the authority, functions, duties, or responsibilities of his employment from that which is contemplated by the Lafargue Agreement; provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another entity shall not constitute Good Reason; (B) the Company materially changing the geographic location in which he must perform services from the Portland, Maine, metropolitan area; or (C) any material breach by the Company of any provision of the Lafargue Agreement without Mr. Lafargue having committed any material breach of his obligations under the Lafargue Agreement, in each case of (A), (B), or (C), which breach is not cured by the Company within 30 days following written notice thereof to the Company of such breach. If Mr. Lafargue elects to terminate his employment for any reason other than Good Reason, he will be entitled to payment of only the Accrued Obligations but may, if the Company elects, be entitled to receive an amount equal to one month of his then-current base salary.
Executive Compensation Tables
The following table sets forth certain summary information concerning the fiscal year ended June 30 compensation awarded to, paid to, or earned by Mr. Wilson, our President/CEO since September 27, 2011, Mr. Hastings, our President/CEO during that portion of the fiscal year 2012 from July 1, 2011, to September 27, 2011, Mr. Lafargue, our CFO/Treasurer since August 2, 2010, and Mr. Pharo, our Vice President-General Counsel and Secretary from November 30, 2011, to September 5, 2012.(together, our NEOs).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (4)	Stock Awards ($) (5)		Option Awards ($) (5)	Change in Pension Value and Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)
J. Thomas Wilson, President/CEO (1)	2012	$317,894	(6)	$30,000	$25,200	(7)	$149,228	$—	$64,060	(8)	$586,382
William H. Hastings, Former President/ CEO (2)	2012	$361,254		$—	$—		$—	$—	$28,053	(9)	$389,307
	2011	$325,021		$—	$—		$—	$—	$28,806	(9)	$353,827
Antoine J. Lafargue, CFO/Treasurer	2012	$293,338	(10)	$170,000	$—		$377,974	$—	$30,738	(10)	$872,050
	2011	$220,000		$—	$—		$432,399	$—	$66,883	(10)	$719,282
Milam Randolph Pharo, Former Vice President-General Counsel and Secretary (3)	2012	$124,605	(11)	$10,000	$—		$324,647	$—	$—		$459,252

(1)
Mr. Wilson was appointed as the Company's President/CEO effective September 27, 2011. Mr. Wilson also serves as a Director of the Company. Prior to September 27, 2011, Mr. Wilson received compensation for services as a Director, in amounts that pursuant to the SEC reporting rules are included in this Summary Compensation Table and are set forth and described in the footnotes below. The Company discontinued compensating Mr. Wilson for his services as a Director upon his appointment as President/CEO.

(2)
The Board appointed Mr. Hastings as the Company's President/CEO effective December 11, 2008, and he served in those positions until September 27, 2011. Although Mr. Hastings served as President/CEO for only a portion of the fiscal year ended June 30, 2012, he continued to serve the Company through the remainder of the fiscal year ended June 30, 2012 in the capacity of Senior Advisor for Business Development, and all of his compensation for that year is included in this table as required by SEC rules. A prorated amount of his salary for the time he was serving as President/CEO during the fiscal year ended June 30, 2012 would have been approximately $84,365. Mr. Hastings also served as a Director of the Company during the fiscal year ended June 30, 2012. Mr. Hastings resigned from the Board on July 16, 2012.

(3)
Mr. Pharo was appointed as the Company's Vice President - General Counsel and Secretary effective November 30,2011. Mr. Pharo retired from that position effective September 5, 2012. Approximately $121,743 of the stock option award was forfeited due to Mr Pharo's retirement on September 5, 2012.

(4)
On June 26, 2012, the CNG Committee approved special cash bonuses for certain employees of the Company in connection with their extraordinary efforts to facilitate the May 2012 closing of the Company's significant asset swap transaction with Santos QNT Pty. Ltd. and Santos Limited that resulted in net cash proceeds to the Company of AUD $25.0 million, and other accomplishments.

(5)	Amounts reported represent the aggregate grant date fair value of the equity awards calculated in accordance with ASC Topic 718.

(6)
Includes $16,129 in accrued additional salary for vacation days not taken. Also includes $11,200 for fees paid in cash for services as a Director, which represents one-quarter of the total of (a) the $35,000 annual retainer for Directors; and (b) the $9,800 Make-Up Payment as described in footnote (1) to the Director Compensation Table above, as prorated to reflect the portion of the fiscal year ended June 30, 2012 that Mr. Wilson served as a non-employee Director prior to his appointment as President/CEO effective September 27, 2011.

(7)
On July 1, 2011, an annual stock award of 15,000 shares of common stock was granted to Mr. Wilson for services as a Director, pursuant to Section 9 of the 1998 Stock Incentive Plan. The fair market value of a share of common stock on July 1, 2011 was $1.68.

(8)
Amounts reported for Mr. Wilson for 2012 include payments of: (a) $59,000 in cash compensation pursuant to Mr. Wilson's consulting agreement with the Company discussed under "Certain Relationships and Related Person Transactions - Agreements with J. Thomas Wilson" above, which compensation was paid prior to Mr. Wilson's appointment as President and Chief Executive Officer of the Company effective September 27, 2011; (b) $1,250 for health insurance premiums; (c) $1,560 for parking; and (d) $2,250 for one-quarter of the annual $9,000 medical reimbursement payable to Directors, as part of Mr. Wilson's compensation for his services as a non-employee Director prior to his appointment as President/CEO effective September 27, 2011.

(9)
Amounts reported for Mr. Hastings for 2012 include payments of: (a) $3,610 for life insurance premiums; (b) $7,436 for disability insurance premiums; (c) $7,068 for health insurance premiums; (d) $8,379 for a leased automobile; and (e) $1,560 for parking. Amounts reported for Mr. Hastings for 2011 include payments of: (a) $4,785 for life insurance premiums; (b) $7,126 for disability insurance premiums; (c) $6,956 for health insurance premiums; (d) $8,379 for a leased automobile; and (e) $1,560 for parking.

(10)
Salary for Mr. Lafargue for 2012 includes $32,3087 in accrued additional salary for vacation days not taken. All other compensation for Mr. Lafargue for 2012 include payments of: (a) $20,655 for health insurance premiums; (b) $8,523 from the Company's 3.50% match of his contributions to the Company's 401(k) plan; and (c) $1,560 for parking. All other compensation reported for Mr. Lafargue for 2011 include payments of: (a) $20,212 for health insurance premiums; (b) $1,560 for parking; (c) $18,925 for relocation expenses; (d) $4,186 from the Company's 3.50% match of his contributions to the Company's 401(k) plan; and (e) $22,000 for legal expenses relating to the negotiation of employment terms.

(11)	Includes $9,423 in accrued additional salary for vacation days not taken.
Outstanding Equity Awards at Fiscal Year-End
The following table lists the outstanding equity awards as of June 30, 2012, for each of our NEOs:
Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
J. Thomas Wilson (1)	387,500	—	—	$1.20	7/1/2019	—	—	—	—
J. Thomas Wilson (1)	200,000	100,000	—	$2.24	4/1/2020	—	—	—	—
J. Thomas Wilson (1)	—	250,000	—	$1.08	11/7/2021	—	—	—	—
J. Thomas Wilson (1)	—	—	—	—	—	100,000	$110,000	—	—
William H. Hastings	2,712,500	—	—	$1.20	12/11/2018	—	—	—	—
Antoine J. Lafargue (2)	133,333	266,667	—	$1.84	8/2/2020	—	—	—	—
Antoine J. Lafargue (2)	200,000	400,000	—	$1.10	11/30/2021	—	—	—	—
Milam Randolph Pharo (3)	166,666	333,334	—	$1.13	11/30/2021	—	—	—	—

(1)
In connection with Mr. Wilson's appointment as the Company's President/CEO effective September 27, 2011, on November 7, 2011 Mr. Wilson was awarded (a) 250,000 non-qualified time-based stock options with an exercise price of $1.08 per share; and (b) 100,000 shares of time-based restricted stock. The stock options vest in two annual installments as follows: (i) 125,000 options vested on September 27, 2012; and (ii) 125,000 options are scheduled to vest on September 27, 2013. The restricted stock vests (and becomes non-forfeitable) in two annual installments as follows: (x) 50,000 shares of restricted stock vested on September 27, 2012; and (y) 50,000 shares of restricted stock are scheduled to vest on September 27, 2013. Prior to his appointment as President/CEO, Mr. Wilson was granted the following stock options: (a) 387,500 options granted on February 2, 2009 with an exercise price of $1.20 per share, all of which options were vested as of June 30, 2012; and (b) 300,000 options granted on April 1, 2010 with an exercise price of $2.24 per share, of which 200,000 options were vested as of June 30, 2012 and the remaining 100,000 options are scheduled to vest on April 1, 2013. The market value of the 100,000 shares of restricted stock that had not vested as of June 30, 2012 is based on the closing market price of $1.10 per share as reported by NASDAQ on June 29, 2012, the last trading day in the fiscal year ended June 30, 2012.

(2)
In connection with his initial appointment as the Company's CFO/Treasurer, on August 2, 2010, Mr. Lafargue was awarded 400,000 non-qualified, time-based stock options with an exercise price of $1.84 per share, of which 133,333 vested on August 2, 2011. The remaining time-based option shares vest as follows: 133,333 option shares vested on August 2, 2012, and 133,334 option shares are scheduled to vest on August 2, 2013, provided that Mr. Lafargue remains employed by the Company through such date. On November 30, 2011, Mr. Lafargue was awarded a total of 600,000 non-qualified stock options with an exercise price of $1.10 per share, comprised of 400,000 time-based options and 200,000 performance-based options. The time-based options are scheduled to vest in two equal annual installments as follows: (a) 200,000 option shares on November 30, 2012; and (b) 200,000 option shares on November 30, 2013. The performance-based options provide that (a) 100,000 option shares shall vest upon the completion of the Nautilus drilling program (which vesting condition was satisfied as of June 30, 2012); (b) 50,000 option shares shall vest upon the completion of the relocation of the Company's headquarters from Portland, Maine to Denver, Colorado(which vesting condition was satisfied as of June 30, 2012); and (c) 50,000 option shares shall vest upon completion of the Company's significant asset swap transaction with Santos QNT Pty. Ltd. and Santos Limited (which occurred in May 2012).

(3)
In connection with his initial appointment as the Company's Vice President-General Counsel and Secretary, Mr. Pharo, was awarded 500,000 non-qualified stock options with an exercise price of $1.13 per share, 166,666 of which options vested on November 30, 2011. Upon Mr. Pharo's retirement from that position effective September 5, 2012, 333,334 of these options were cancelled.

Post Termination Payments and Benefits
For a narrative description of the material terms of each agreement that provides for payments or benefits to an NEO in the event of the termination of their respective employment under various circumstances, including upon resignation, retirement, disability, death, termination for cause, termination without cause, and termination for good reason, as defined in their respective agreements, or in the event of a change in control of the Company, see "Employment Agreements with Our 2012 Named Executive Officers," "Overview of Compensation for J. Thomas Wilson, the Company's President/CEO Since September 27, 2011," "Overview of Compensation for William H. Hastings, the Company's President/CEO for the period from December 11, 2008, through September 27, 2011," "Overview of the Compensation for Antoine J. Lafargue, CFO/Treasurer," and "Equity-Based Compensation." The employment of Mr. Hastings, who did not serve as an executive officer at June 30, 2012, was terminated effective July 15, 2012. Mr. Pharo retired from his executive officer position effective September 5, 2012, and did not receive any post-termination payments or benefits as a result thereof.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management
The following table sets forth the number of shares of the Company's Common Stock owned beneficially as of October 11, 2012, (unless another date is specified by footnote below) by each Director of the Company and each NEO listed in the Summary Compensation Table included in Item 11 above, and by all current Directors and current executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership*
Name of Individual or Group	Shares	Options	Percent of Class (1)
Donald V. Basso, Director (2)	77,900	116,666	**
Nikolay Bogachev, Director (3)	13,627,463	—	23.4%
William H. Hastings, Former President and Chief Executive Officer, former Director (4)	428,888	2,712,500	5.55%
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer (5)	—	666,666	**
Walter McCann, Director (6)	141,868	150,000	**
Robert J. Mollah, Director (7)	82,112	116,666	**
Ronald P. Pettirossi, Director (8)	113,875	94,791	**
Milam Randolph Pharo, Former Vice President - General Counsel and Secretary (9)	—	166,666	**
J. Robinson West, Director (10)	155,000	166,666	**
J. Thomas Wilson, President and Chief Executive Officer and Director (11)	898,804	712,500	2.95%
Directors and Executive Officers as a Group (a total of 9 persons)	10,799,196	6,371,781	28.5%

*
Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed. Under SEC Rule 13d-3 pursuant to the Securities Exchange Act of 1934, beneficial ownership includes shares as to which the individual or entity has or shares voting power or investment power, and any shares that the individual or entity has the right to acquire within 60 days, including through the exercise of any option, warrant, or right.

**	The percent of class owned is less than 1%.

(1)	Based on a total of 53,885,594 shares of Common Stock outstanding as of October 11, 2012.

(2)
Mr. Basso is the direct beneficial owner of 77,900 shares of Common Stock and holds time-based options to acquire an aggregate of 125,000 shares of Common Stock. Under SEC reporting rules, Mr. Basso has acquired beneficial ownership of the shares of Common Stock underlying 116,666 time-based options, which vested in installments on November 28, 2005 (100,000 options), April 1, 2011 (8,333 options), and April 1, 2012 (8,334 options). The remaining 8,333 time-based options are scheduled to vest on April 1, 2013.

(3)
The amount reported in the "Shares" column is based on Mr. Bogachev's, a Director, Form 4 filed with the SEC on December 9, 2010 and includes 15,000 shares owned directly and an aggregate of 13,612,463 shares (inclusive of 4,347,826 shares which YEP has the right to acquire pursuant to a warrant, the "Warrant") beneficially owned indirectly through YEP. Mr. Bogachev is the President and CEO of YEP, the Company's strategic investor since July 9, 2009. YEP has pledged 9,264,637 shares and the Warrant to purchase 4,347,825 shares to Sopak AG, a Swiss corporation, pursuant to a written pledge agreement. As discussed in the footnotes to the table under "Other Security Holders" below, on September 21, 2012, Sopak AG notified YEP that an event of default had occurred under the loan agreement related to the pledge agreement, and as a result Sopak AG and related entities have reported beneficial ownership of these same securities. On October 10, 2012, the 9,264,637 shares were re-registered in the name of Sopak AG.

(4)	According to his most recently filed Form 4, Mr. Hastings is the holder of 428,888 shares of Common Stock and holds currently exercisable options to acquire 2,712,500 shares of Common Stock.

(5)
Mr. Lafargue holds time-based options to acquire an aggregate of 1,000,000 shares of Common Stock, consisting of 800,000 time-based options and 200,000 performance-based options. Under SEC reporting rules, Mr. Lafargue has acquired beneficial ownership of the shares of Common Stock underlying 200,000 performance-based options and 466,666 time-based options, 133,333 of which vested on August 2, 2011, 133,333 of which vested on August 2, 2012, and 200,000 of which are scheduled to vest on November 30, 2012 (within 60 days of October 11, 2012). The remaining 333,334 time-based options are scheduled to vest in two tranches, with the first tranche of 133,334 options to vest on August 2, 2013, and the second tranche of 200,000 options to vest on November 30, 2013.

(6)
Mr. McCann is the direct beneficial owner of 141,868 shares of Common Stock and holds time-based options to acquire an aggregate of 175,000 shares of Common Stock. Under SEC reporting rules, Mr. McCann has acquired beneficial ownership of the shares of Common Stock underlying 150,000 time-based options, which vested in installments on November 28, 2005 (100,000 options), April 1, 2011 (25,000 options), and April 1, 2012 (25,000 options). The remaining 25,000 time-based options are scheduled to vest on April 1, 2013.

(7)
Mr. Mollah is the direct beneficial owner of 82,112 shares of Common Stock and holds time-based options to acquire an aggregate of 125,000 shares of Common Stock. Under SEC reporting rules, Mr. Mollah has acquired beneficial ownership of the shares of Common Stock underlying 116,666 time-based options, which vested in installments on November 28, 2005 (100,000 options), April 1, 2011 (8,333 options), April 1, 2012 (8,333 options). The remaining 8,8334 time-based options are scheduled to vest on April 1, 2013.

(8)
Mr. Pettirossi is the direct beneficial owner of 113,875 shares of Common Stock and holds time-based options to acquire an aggregate of 103,125 shares of Common Stock. Under SEC reporting rules, Mr. Pettirossi has acquired beneficial ownership of the shares of Common Stock underlying 94,791 time-based options, which vested in installments on November 28, 2005 (78,125 options), April 1, 2011 (8,333 options), and April 1, 2012 (8,333 options). The remaining 8,334 time-based options are scheduled to vest on April 1, 2013.

(9)	Mr. Pharo, who retired from the position of Vice President - General Counsel and Secretary on September 5, 2012, holds vested options to acquire an aggregate of 166,666 shares of Common Stock.

(10)
Mr. West is the direct beneficial owner of 155,000 shares of the Company's Common Stock and holds time-based options to acquire an aggregate of 250,000 shares of Common Stock. Under SEC reporting rules, Mr. West has acquired beneficial ownership of the shares of Common Stock underlying 166,666 of the time-based options, which vested in installments on April 1, 2011 (83,333 options), and April 1, 2012 (83,333 options). The remaining 83,334 time-based options are scheduled to vest on April 1, 2013.

(11)
Mr. Wilson is the direct beneficial owner of 898,804 shares of the Company's Common Stock and holds options to acquire an aggregate of 937,500 shares, consisting of 812,500 time-based options and 125,000 performance-based options. Under SEC reporting rules, Mr. Wilson has acquired beneficial ownership of the shares of Common Stock underlying 125,000 performance-based options, which vested in full on March 2, 2010, and 587,500 of the time-based options, which vested in installments on February 2, 2010 (87,500 options), February 2, 2011 (87,500 options), and April 1, 2011 (100,000 options), February 2, 2012 (87,500 options), April 1, 2012 (100,000 options), and September 27, 2012 (125,000 options). The remaining 225,000 time-based options are scheduled to vest in two tranches, with the first tranche of 100,000 options to vest on April 1, 2013, and the second tranche of 125,000 options to vest on September 27, 2013.

Other Security Holders
The following table sets forth information (as of the date indicated) as to all persons or groups known to the Company to be beneficial owners

Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class
Young Energy Prize S.A. 7 Rue Thomas Edison L-1445 Strassen Grand Duchy of Luxembourg	13,612,463	(1)	23.38%	(2)
Sopak AG 50 Berkeley Street London W1J 8HD United Kingdom	13,612,463	(3)	23.38%	(2)
William H. Hastings 2 Thurston Lane Falmouth, ME 04105	3,141,388	(4)	5.55%	(5)

(1)
This information is based on a Schedule 13D, as amended, filed by YEP with the SEC on July 31, 2009, and December 13, 2011, and Form 4 filings made by Mr. Bogachev, most recently on December 9, 2010. On July 9, 2009, the Company issued (a) 8,695,652 shares of the Company's Common Stock and (b) warrants to acquire 4,347,826 shares of Common Stock to YEP. Mr. Bogachev, a Director of the Company, is the President and Chief Executive Officer, and an equity owner of YEP. On July 30, 2009, YEP purchased an additional 568,985 shares of the Company's Common Stock in a private transaction, resulting in a total of 9,264,637 shares of Common Stock registered in the name of YEP. See Note (2) below for information regarding another beneficial holder that has reported beneficial ownership of these same securities.

(2)
The percentage shown was calculated on the basis of an assumed 58,233,420 shares of Common Stock outstanding as of October 11, 2012, including the 4,347,826 Warrant shares which are deemed to be outstanding under SEC beneficial ownership reporting rules.

(3)
This information is based on a Schedule 13D and Form 3 filed with the SEC by Sopak AG, Glencore International plc, Glencore International AG, and Glencore AG on September 28, 2012. Sopak AG is an indirect wholly-owned subsidiary of Glencore International plc. With respect to the (a) 9,264,637 shares of the Company's Common Stock, and (b) warrants to acquire 4,347,826 shares of Common Stock registered in the name of YEP as discussed in Note (1) above, such securities have been pledged to Sopak AG as collateral for a loan. The pledge agreement provides that upon the occurrence of an event of default under the loan agreement, Sopak AG may elect to (i) vote or direct the vote and dispose or direct the disposition of the shares, and (ii) exercise or direct the exercise of the warrants. On September 21, 2012, Sopak AG delivered to YEP a letter notifying YEP that an event of default had occurred under the loan agreement and indicating Sopak AG's election to transfer the shares and warrants to itself and exercise its rights to vote the shares. On October 10, 2012, the 9,264,637 shares were re-registered in the name of Sopak AG.

(4)	Reflects 428,888 shares of Common Stock held by Mr. Hastings and currently exercisable options held by Mr. Hastings to acquire 2,712,500 shares of Common Stock.

(5)
The percentage shown was calculated on the basis of an assumed 56,598,094 shares of Common Stock outstanding as of October 11, 2012, including the 2,712,500 option shares which are deemed to be outstanding under SEC beneficial ownership reporting rules.

Equity Compensation Plan Information
The following table provides information as of June 30, 2012 with respect to compensation plans, including the 1998 Stock Incentive Plan and individual compensation arrangements, under which shares of the Company's Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a) (#)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b) ($)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)
Equity compensation awards under the 1998 Stock Incentive Plan approved by security holders	6,753,125		$1.44		435,000
Equity compensation awards not approved by security holders	825,000	(1)	$1.10	(1)	—

(1)
Consists of inducement equity awards outside of the Company's 1998 Stock Incentive Plan, as follows: (i) options to purchase 500,000 shares of common stock for $1.13 per share granted to Mr. Pharo on November 30, 2011; (ii) options to purchase 250,000 shares of common stock for $1.07 per share granted to a new employee on December 14, 2011; and (iii) options to purchase 75,000 shares of common stock for $1.01 per share granted to a new employee on January 10, 2012. These awards were granted in accordance with NASDAQ Listing Rule 5635(c)(4) and were previously reported in Current Reports on Form 8-K filed by the Company. In addition, as also previously reported in a Current Report on Form 8-K filed by the Company, on September 5, 2012, the Company granted an inducement equity award to Mr. Brannum that included options to purchase 800,000 shares of common stock for $1.12 per share. Further, options to purchase 333,334 shares granted to Mr. Pharo as described above were canceled in connection with his retirement from the position of Vice President - General Counsel and Secretary effective September 5, 2012.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions
The Board is committed to upholding the highest legal and ethical standards of conduct in fulfilling its responsibilities, and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.
The Company has adopted a Code of Conduct, a copy of which is located on the Company's website, http://www.magellanpetroleum.com, under the heading "About Us - Corporate Governance," which address conflicts of interest and related party transaction matters. The Company recognizes that transactions between the Company and any of its Directors or executive officers can present potential or actual conflicts of interest. Therefore, as a general matter, and in accordance with the Code, it is the Company's preference to avoid such transactions. The Company recognizes, however, that the exercise of judgment is required in determining the applicability of the Code to any given situation. Accordingly, to the extent that a related party transaction with a member of the Board or an executive officer is presented for consideration, it is Company policy to have the Board, and/or a designated committee thereof, review and approve the transaction. It is the practice of the Board and/or its designated committee to only approve a transaction with a related party if the Board or committee determines that the transaction is in the best interests of the Company and its shareholders.
Set forth below is a description of all transactions between the Company and related persons since the beginning of the fiscal year ended June 30, 2011 that are required to be disclosed under Item 404 of Regulation S-K. Certain transactions described below between the Company and entities controlled by Nikolay V. Bogachev, a Director, and J. Thomas Wilson, the Company's President/CEO since September 27, 2011 and a Director, were considered and approved by a special committee of the Board, discussed above under the heading "Special and Ad Hoc Board Committees."
The September 2, 2011, transaction relating to Nautilus Poplar LLC ("NP") and the transactions involving Mr. Bogachev described below were considered and approved by the Board's STC due to potentially conflicting interests between the Company and Mr. Wilson and the Company and Mr. Bogachev, respectively. The STC provided an independent forum for the consideration of these transactions. Messrs. Basso, McCann, Mollah, and Pettirossi were appointed to serve on the STC, and no member of the STC had any personal interest, financial or otherwise (other than as a Director of the Company), in these transactions.
Agreements with J. Thomas Wilson
On July 9, 2009, the Company entered into a three-year consulting agreement with J. Thomas Wilson containing the following terms:

•	Mr. Wilson would provide management and geologic expertise and experience in support of the principal activities of the Company's senior management on an "as needed" non-substantial periodic basis;

•	Mr. Wilson would be available to support special projects of the Company and to devote substantial amounts of time to such special projects;

•
Other than reimbursement of his reasonable out-of-pocket expenses in rendering such services, Mr. Wilson would not receive cash compensation for his non-substantial periodic services. In the event that the Company requested Mr. Wilson to perform substantial services devoted to special projects, he would receive cash compensation of $1,000 per day for such services; and

•
Mr. Wilson was granted, as of February 2, 2009, non-qualified stock options to purchase a total of 387,500 shares of the Company's Common Stock at an exercise price of $1.20 per share (with a corresponding reduction in the options granted to William H. Hastings on December 11, 2008), of which options to acquire 262,500 shares vested ratably based on the continued services of Mr. Wilson over a three-year period, and options to acquire 125,000 shares vested based on the same performance criteria applicable to the options granted by the Company to Mr. Hastings on December 11, 2008 (which options vested on March 3, 2010).

Mr. Wilson's consulting agreement and two option award agreements, each dated July 9, 2009, were attached as Exhibits 10.4, 10.5, and 10.6, respectively, to the Company's Current Report on Form 8‑K filed on July 14, 2009. Mr. Wilson received $144,000 and $59,000 in cash compensation pursuant to his consulting agreement with the Company during fiscal year 2011 and fiscal year 2012, respectively. Due to Mr. Wilson's appointment as the Company's President/CEO effective September 27, 2011, the Company and Mr. Wilson are working to terminate the agreement. Until the agreement is terminated, Mr. Wilson has agreed to not charge fees thereunder for any services he renders to the Company after his appointment as President/CEO.

Nautilus Restructuring Transaction
Poplar (as defined below) is composed of a 100% working interest in the oil and gas leases within the East Poplar Unit ("EPU") in Roosevelt County, Montana, and the working interests in various oil and gas leases that are adjacent to or near EPU ("Northwest Poplar" or "NWP") with the working interests varying between 63% and 100% in such leases (the Company's combined working interests in EPU and NWP are herein referred to as "Poplar"). Prior to September 2, 2011, Poplar was owned entirely by NP (69%), the Company (28%), and Nautilus Technical Group, LLC ("Nautilus Tech") (3%). NP was owned by the Company (83%), Nautilus Tech (10%), and Eastern Rider, LLC ("Eastern") (7%). On September 2, 2011, effective September 1, 2011, the Company entered into a series of transactions resulting in the Company becoming the 100% owner of the membership interest in NP and NP becoming the owner of 100% of Poplar (the "Nautilus Restructuring Transaction"). The Nautilus Restructuring Transaction enabled the Company to gain greater economic exposure to Poplar and to simplify processes and procedures relating to accounting, reporting, and capital funding. The Nautilus Restructuring Transaction consisted of (i) the Company acquiring all of the membership interests of Nautilus Tech and Eastern; (ii) the Company assigning its 28% share of Poplar to NP, (iii) the Company creating a new, wholly owned Delaware LLC, Magellan Petroleum North America, LLC ("MPNA"), and assigning, effective October 1, 2011, its 100% membership interest in NP to MPNA, and (iv) Nautilus Tech assigning its 3% share of Poplar to MPNA. On March 30, 2012, MPNA was merged into the Company, and, as a result, 100% of the interests in NP are now directly owned by the Company.
The terms of the Nautilus Restructuring Transaction are set forth in the September 2, 2011, Purchase and Sale Agreement (the "Nautilus PSA") between the Company and the owners of the interests in Nautilus Tech and Eastern (the "Nautilus Sellers"). The Nautilus Sellers included J. Thomas Wilson (a Director of the Company and now its President/CEO), a second individual who has served as a consultant to NP, and a third individual who was an employee of NP at the time of the Nautilus Restructuring Transaction (each a "Related Seller"), as well as certain other unrelated persons. The Company negotiated the consideration and terms of the Nautilus Restructuring Transaction with the intention of transacting with the Nautilus Sellers on fair value terms.
The Company paid $4.0 million in cash to the Nautilus Sellers at closing and issued approximately $2.0 million worth of new shares of Common Stock to acquire the Nautilus Sellers' membership interests in Nautilus Tech and Eastern (and their estimated combined 14.3% interest in Poplar). The cash consideration was paid to the Nautilus Sellers upon the execution of the Nautilus PSA. The shares representing approximately $2.0 million worth of Common Stock, less certain debt owed to the Company by NP, Nautilus Tech, and Eastern and certain costs equaling approximately $0.3 million, were issued on September 23, 2011 (the "Issuance Date"). Pursuant to this formula, 1,182,742 shares of Common Stock were issued to the Nautilus Sellers on the Issuance Date. The number of shares of Common Stock issued to each Nautilus Seller was determined by dividing the total share consideration allocated to the Nautilus Seller under the Nautilus PSA by, in the case of a Related Seller, the greater of (i) the NASDAQ consolidated closing bid price of a share of the Common Stock on the business day immediately preceding the Nautilus PSA execution date; and (ii) the NASDAQ official closing price of a share of the Company's Common Stock on the earlier of the business day that was two business days following the date on which the Company's Annual Report on Form 10-K for the year ended June 30, 2011, was filed with the SEC, and September 22, 2011 (the "NASDAQ Closing Price"). In the case of a Nautilus Seller that was not a Related Seller, the Company delivered shares of Common Stock as determined by dividing the total share consideration allocated to that Nautilus Seller by the NASDAQ Closing Price. All shares of Common Stock sold pursuant to the Nautilus Restructuring Transaction were issued in the name of the Nautilus Sellers, and the sale of the shares in the Nautilus Restructuring Transaction was not registered under the Securities Act.
The Nautilus PSA provides for two potential future production payments to the Nautilus Sellers. The first production payment of $2.0 million is payable to the Nautilus Sellers when the 60-day rolling average for production of Poplar has reached 1,000 barrels of oil equivalent per day as set forth in Nautilus' Reports of Production to the Board of Oil and Gas Conservation of the State of Montana (the "Reports"). The second production payment in the amount of $3.0 million is payable to the Nautilus Sellers when the 60-day rolling average for production of Poplar has reached 2,000 barrels of oil equivalent per day as set forth in the Reports.
Mr. Wilson's interest in the Nautilus Restructuring Transaction approximated 52% of the consideration paid for the Nautilus Tech and Eastern interests.
On September 2, 2011, the Company and the Nautilus Sellers also entered into a Registration Rights Agreement (the "RRA"), pursuant to which the Company granted to the Nautilus Sellers certain registration rights with respect to the shares owned by the Nautilus Sellers and issued under the Nautilus PSA, and any securities issued or distributed in connection with such shares by way of stock dividend or stock split or other distribution or in connection with a combination of shares, recapitalization, reorganization, merger, consolidation, reclassification, or otherwise and any other securities into which or for which shares of any other successor securities are received in respect of any of the foregoing (the "Registrable Securities").

The Company agreed to pay all expenses associated with the registration of the Registrable Securities, except the fees and disbursements of counsel to the Nautilus Sellers. The Company also agreed to indemnify each Nautilus Seller whose Registrable Securities are covered by a Registration Statement or Prospectus (each as defined in the RRA), the Nautilus Seller's officers, directors, general partners, managing members, and managers, each person who controls (within the meaning of the Securities Act) the Nautilus Seller and the officers, directors, general partners, managing members, and managers of each such controlling person from and against any losses, claims, damages, or liabilities, expenses, judgments, fines, penalties, charges, and amounts paid in settlement, as incurred, arising out of or based on certain untrue statements of material fact or certain omissions of material facts in any applicable Registration Statement and/or certain related documents.
The Company filed a Registration Statement on Form S-3 and a pre-effective amendment to the Registration Statement on Form S-3 with the SEC on October 14, 2011, and November 4, 2011, respectively, to register for public resale 1,182,742 shares of the Company's Common Stock acquired in the Nautilus Restructuring Transaction by the Nautilus Sellers.
Other Nautilus/Wilson Matters
As of June 30, 2011, Nautilus Tech owned an interest in NP. Nautilus Tech was owned in part by Mr. Wilson; Monty Hoffman, a consultant to NP; and Wayne Kahmeyer, the Controller of NP. The Company consolidated interests in the Poplar Field by purchasing a 2.0% working interest from Nautilus Tech for $380,000 during the 2011 fiscal year.
The Company has leased Denver office space (the office of NP) from an entity owned partially by Mr. Wilson. The lease expired in February 2012 and became a month-to-month arrangement. The total rent paid under this lease/arrangement was $72,295 from July 1, 2010 through June 30, 2011 and $72,000 from July 1, 2011 through June 30, 2012. Following the relocation of the Company's principal executive offices to Denver, Colorado, a lease agreement for new office space was entered into with an unrelated party in August 2012.
From July 1, 2012 to September 30, 2012, the Company paid Nautilus Consulate LLC (an entity in which Mr. Wilson is a principal), $13,000 ($1,000 of which is reimbursement of utilities and phone).
Consulting Relationship with PFC Energy, Inc.
J. Robinson West, a Director of the Company, is the founder, CEO, and Chairman of PFC Energy, Inc., a Washington, D.C. based-consulting firm serving oil and gas companies and governments with 14 offices around the world. During the fiscal years ended June 30, 2011 and June 30, 2012, the Company retained PFC to provide (i) consulting services with respect to the Company's oil and gas development operations in Australia, North America, and the U.K.; and (ii) strategic planning advice to management. For services rendered during the fiscal year ended June 30, 2011, the Company paid $394,000, of which $241,651 was expensed in the prior fiscal year. At June 30, 2011, the Company's payables included $48,926 owed to PFC. The total consulting fees paid by the Company to PFC during the fiscal year ended June 30, 2012, was $64,000 for work performed primarily in fiscal year 2011. For services rendered during the fiscal year ended June 30, 2011, the Company paid $394,000, of which $241,651 was expensed in the prior fiscal year. At June 30, 2011, the Company's payables included $48,926 owed to PFC. As of June 30, 2012, and subsequent to that date through the date of the filing of the Amendment No. 2 on Form 10-K/A in which this information is included, there were no consulting arrangements between the Company and PFC in place or planned.
YEP Securities Purchase Agreement
On August 5, 2010, the Company executed a Securities Purchase Agreement (the "YEP Purchase Agreement") with YEP under which the Company agreed to sell, and YEP agreed that YEP and/or one or more of its affiliates (collectively, the "YEP Investor") would purchase, 5,200,000 shares (the "YEP Shares") of Common Stock, at a purchase price of $3.00 per share, for an aggregate purchase price of $15.6 million (such proposed transaction is referred to below as the "Investment Transaction"). Mr. Bogachev, a Director of the Company, is also the President and CEO of YEP as well as an equity owner of YEP.
Pursuant to the terms of the YEP Purchase Agreement, the Company was required to use the proceeds from the Investment Transaction to close the proposed acquisition by MPAL of the 40% interest of Santos Offshore Pty. Ltd. ("Santos") in the Evans Shoal natural gas field (NT/P48) (the "Evans Shoal Transaction"). On February 11, 2011, the Company and YEP executed a First Amendment to the YEP Purchase Agreement (the "First Amendment"). The First Amendment provided for a final closing of the Investment Transaction on or before June 15, 2011, to the extent that: (i) the Evans Shoal Transaction did not close as contemplated by the Asset Sales Deed between MPAL and Santos dated March 25, 2010, as amended by the Deed of Variation between the parties dated January 31, 2011 (the "Amended Asset Sales Agreement"); and (ii) the failure to close the Evans Shoal Transaction resulted in the failure of the Company to recover an additional AUD $10 million deposit made towards the purchase price set forth in the Amended Asset Sales Deed (the "Deposit Back Stop"). On February 17, 2011, the Company and YEP executed a Second Amendment to the YEP Purchase Agreement (the "Second Amendment") to clarify the Deposit Back Stop set forth in the First Amendment and to state that the funding contemplated by the First Amendment would not be withheld to the extent that the Company failed to satisfy any condition precedent set forth in the YEP Purchase Agreement if such non-satisfaction is reasonably attributable to the failure to close the Evans Shoal Transaction.

Since the Amended Asset Sales Agreement was terminated, and MPAL received back the additional $10 million deposit, the Investment Transaction did not close. On October 12, 2011, the Company and YEP terminated the YEP Purchase Agreement, as amended.
The YEP Purchase Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2010. The First Amendment and Second Amendment were attached as Exhibits 10.1 and 10.2, respectively, to the Company's Current Report on Form 8-K filed on February 18, 2011.
Additional YEP Financing Agreement
On February 11, 2011, the Company and YEP executed an Investment Agreement for additional financing to be provided by YEP to the Company to facilitate the closing of the Evans Shoal Transaction. On February 17, 2011, the Company and YEP executed an amendment to the Investment Agreement in the form of a side letter (the "Side Letter").
Under the Investment Agreement, YEP was to provide funding to the Company for the completion of the Evans Shoal Transaction in the amount of approximately AUD 5 million, which was to include the proceeds of the (U.S.) $15.6 million provided by the Investment Transaction under the YEP Purchase Agreement, and of which AUD $10 million was to be paid to the Company in reimbursement of the additional AUD $10 million deposit made towards the purchase price set forth in the Amended Asset Sales Deed, plus 50% (up to a cap of (U.S.) $3.5 million) of all out-of-pocket costs and expenses incurred by the Company, MPAL, and YEP associated with the Evans Shoal Transaction. The Investment Agreement provided that the funding of the AUD $85.45 million by YEP was contingent upon the requirements and conditions of the Amended Asset Sales Deed being satisfied or waived.
The Investment Agreement also outlined: (i) the Acquisition and Reorganization Plan for the structure of the direct or indirect participation of the Company and YEP in the 40% interest by Santos in the Evans Shoal natural gas field (NT/P48) to be acquired pursuant to the Evans Shoal Transaction (the "Evans Shoal Interest"); (ii) the basis on which post-completion payments required to be made by MPAL to Santos under the Amended Asset Sales Deed were to be funded by the Company and YEP; and (iii) the Company and YEP's obligations to implement and fund the development of the Evans Shoal Interest.
The Side Letter clarified the Investment Agreement by providing that the Company and not YEP was to be responsible for the payment of all third party out-of-pocket transaction costs and expenses incurred by the Company, YEP, and MPAL with respect to the Evans Shoal Transaction to the extent that the Evans Shoal Transaction did not close and the Investment Transaction closed. The Side Letter also clarified that such costs included those relating to the financing of the Evans Shoal Transaction and the Investment Transaction.
Since the Amended Asset Sales Agreement was terminated, the transactions contemplated by the Investment Agreement did not close. On October 12, 2011, the Company and YEP terminated the Investment Agreement, as amended.
The Investment Agreement and Side Letter were attached as Exhibits 10.3 and 10.4, respectively, to the Company's Current Report on Form 8-K filed on February 18, 2011.
Additional Agreements with YEP Relating to YEP Purchase Agreement
As a mutual inducement to enter into the YEP Purchase Agreement, the Company and YEP on August 5, 2010, entered into an YEP Investor's Agreement which addresses: (i) certain registration rights granted by the Company to the YEP Investor with respect to the YEP Shares; (ii) the YEP Investor's securities purchase rights; (iii) certain restrictions on transfers of the YEP Shares; and (iv) certain standstill obligations. Since no YEP Shares were issued pursuant to the YEP Purchase Agreement and since the YEP Purchase Agreement was terminated, the registration rights and the restrictions on transfers of the YEP Shares provided under the YEP Investor's Agreement are no longer effective. The YEP Investor's securities purchase rights and the standstill obligations set forth in the YEP Investor's Agreement are more fully described below.
For a period commencing on August 5, 2010, and ending on December 31, 2012 (the "Interim Period"), the Company will grant to the YEP Investor the right, under certain specified circumstances, for a period of 10 business days after receipt of a Company "Issuance Notice" to purchase up to its "Pro Rata Share" of any "Equity Securities" of the Company (as such terms are defined in the YEP Investor's Agreement) which may be offered and sold by the Company in a subsequent offering, for the purpose of maintaining its percentage equity ownership in the Company. If the price of the Common Stock represented by the equity securities offered and sold by the Company is greater than $3.00 per share, then the Company shall issue to the YEP Investor a three-year warrant to purchase up to its Pro Rata Share of such Equity Securities in lieu of the YEP Investor's purchasing its Pro Rata Share, with the exercise price and other terms and conditions thereof being the price and the other terms and conditions specified in the Company's Issuance Notice.
The YEP Investor's purchase rights do not apply to certain specified transactions, including: (i) Equity Securities offered and sold by the Company in connection with an underwritten public offering registered under the Securities Act; (ii) any Common Stock issued as consideration in connection with or relating to any acquisitions, mergers, or strategic partnership transactions (other than transactions entered into primarily for equity financing purposes) that have been approved by the

Board; (iii) shares of Common Stock (and/or options, warrants, or other Common Stock purchase rights issued pursuant to such options, warrants, or other rights), as appropriately adjusted for stock dividends, stock splits, combinations, recapitalizations, or other similar events affecting the Common Stock, issued to employees, officers, or directors of, or consultants or advisors to, the Company or any subsidiary, pursuant to stock purchase or stock incentive plans or other equity compensation arrangements that are approved by the Board; and (iv) any Common Stock issued upon exercise of any options, warrants, or convertible securities that are outstanding as of the date of the YEP Investor's Agreement.
Under the standstill provisions set forth in the YEP Investor's Agreement, during the Interim Period, except for the purchase of any Equity Securities pursuant to the YEP Investor's purchase rights described above, the YEP Investor and each Permitted Transferee (e.g., an affiliate of the YEP Investor; any person in which the YEP Investor or its affiliates holds a majority economic interest; any person which is managed by the YEP Investor or its affiliates; or any bank or other institutional lender foreclosing on any of the YEP Shares or any person purchasing any of the YEP Shares in a foreclosure sale as contemplated under the YEP Investor's Agreement) have agreed not to, and shall cause their respective affiliates not to, act in concert with any other person, to take certain specified actions, including the following: (i) to acquire beneficial ownership of any Equity Securities if as a result thereof the YEP Investor and its affiliates would hold record or beneficial ownership of Equity Securities in excess of the "Standstill Limit" defined in the YEP Investor's Agreement; (ii) to authorize or make tender offers, exchange offers, or other offers or proposals to acquire Equity Securities if the effect of such transactions would result in the YEP Investor and its affiliates or any Permitted Transferee and its affiliates exceeding the Standstill Limit; (iii) to solicit or participate in any solicitation of proxies with respect to any Equity Securities having voting rights, (iv) to seek to advise or influence any person with respect to the voting of any such Equity Securities other than an affiliate of the YEP Investor or such Permitted Transferee, except as specified in the YEP Investor's Agreement; (v) to deposit any Equity Securities into a voting trust or otherwise subject any Equity Securities to any agreement, arrangement, or understanding with any other person with respect to the voting of such securities; (vi) to join a "13D Group" (as defined in the YEP Investor's Agreement), other than a 13D Group comprised solely of the YEP Investor and its affiliates, or such Permitted Transferee and its affiliates, as the case may be) or otherwise act in concert with any other person for the purpose of acquiring, holding, voting, or disposing of any Equity Securities; (vii) to effect or seek to effect any "Change in Control" of the Company (as defined in the YEP Investor's Agreement); (viii) to effect or seek, offer, or propose (whether privately or publicly) any recapitalization, restructuring, reorganization, dissolution, liquidation, or other similar transaction for or involving the Company or any of its subsidiaries; or (ix) otherwise to act, alone or in concert with any other person, to effect, seek, offer, or propose (whether privately or publicly) to affect control of the management, Board action, or restraint from action, policies, or decisions of the Company.
The YEP Investor's Agreement also provides that during the Interim Period, the YEP Investor and any Permitted Transferee shall not, and they shall cause their respective affiliates not to, propose, effect, or agree to any transaction which if consummated would result in a Change in Control (as defined in the YEP Investor's Agreement) in which the counterparty, acquirer, or surviving entity is: (i) the YEP Investor or such Permitted Transferee, (ii) any affiliate of the YEP Investor, or of such Permitted Transferee, or (iii) any 13D Group of which the YEP Investor or such Permitted Transferee, or any of their respective affiliates, is a member, unless, in any such case, such transaction is an Approved Transaction which has been approved by a majority of the members of the Board who are neither affiliates of the YEP Investor or such Permitted Transferee, as the case may be, nor members of management of the Company. The standstill provisions will cease to be of any continuing force or effect if (i) there occurs a Material Adverse Effect (as defined in the YEP Purchase Agreement), (ii) the Board fails to approve a proposed Strategic Transaction recommended in writing by the BDC or fails to disapprove a proposed Strategic Transaction (as defined in the YEP Investor's Agreement) recommended against in writing by the BDC, or (iii) the Board proposes to adopt a business plan which materially changes the strategic direction of the Company and the BDC by majority vote or consent of its members is not in basic agreement with such business plan after discussion with the Board for a period of thirty (30) days after such business plan has been proposed.
The YEP Investor's Agreement was attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 11, 2010.
U.S. Federal Tax Withholdings
During the third quarter of the fiscal year ended June 30, 2012, the Company identified a potential liability of approximately $2.0 million related to the Company's failure to make the required U.S. Federal tax withholdings in the course of its initial acquisition of NP. In October 2009, the Company acquired 83.5% of the membership interests in NP (the "Poplar Acquisition"), from the two majority owners of NP, White Bear LLC ("White Bear") and YEP I, SICAV-FES ("YEP I"). Both of these entities are affiliated with Nikolay V. Bogachev, a foreign national. Due to the status of YEP I as a foreign entity and the members of White Bear as foreign nationals, the Company was required to make U.S. Federal tax withholdings from the payments to or for the benefit of White Bear and YEP I. Of the $2.0 million liability, $1.3 million was estimated to relate to the interest sold by White Bear, $0.6 million to the interest sold by YEP I, and $0.1 million to the Company's interest on late payment of the U.S. Federal tax withholdings.

Upon the filing of U.S. income tax returns in relation to the Poplar Acquisition and payment of corresponding income taxes by White Bear and YEP I, the Company is deemed to be relieved of its liability for the U.S. Federal tax withholdings, as well as related penalties and interest, except for the Company's interest on late payment of the U.S. Federal tax withholdings. With regards to White Bear, the Company confirmed that in September 2012 Mr. Bogachev filed his U.S. income tax return and paid taxes due on the Poplar Acquisition, which were estimated at approximately $0.3 million. The Company agreed to pay Mr. Bogachev approximately $0.3 million in additional compensation, and made that payment in September 2012. Had Mr. Bogachev not filed and paid his tax return, the Company's liability in relation to its U.S. Federal tax withholdings requirements was estimated at $1.3 million as of June 30, 2012. With regards to YEP I, the Company continues to seek from YEP I or, because YEP I is now a defunct entity, from its successor entities, the filing of its U.S. income tax return.
As of June 30, 2012, the Company recorded a total liability of $1.0 million related to this matter. That amount is comprised of the approximately $0.3 million payment to Mr. Bogachev, $0.6 million in withholdings, penalties, and interest related to YEP I, and $0.1 million related to the Company's interest on late payment of the U.S. Federal tax withholdings.
Director Independence
The Company's Common Stock is listed on the NASDAQ Capital Market under the trading symbol "MPET." NASDAQ listing rules require that a majority of the Company's Directors be "independent directors" as defined by NASDAQ corporate governance standards. Generally, a Director does not qualify as an independent director if the Director has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or is an employee of the Company.
The Board is currently comprised of seven Directors: Donald V. Basso, Nikolay V. Bogachev, Walter McCann, Robert J. Mollah, Ronald P. Pettirossi, J. Robinson West, and J. Thomas Wilson. The Board has made its annual determination regarding the independence of its members, concluding that each of Messrs. Basso, McCann, Mollah, Pettirossi, and West are "independent" for purposes of NASDAQ listing standards, and that each of the three members of the Audit Committee are also "independent" for purposes of Section 10A(m)(3) of the Exchange Act. The Board also determined that: (i) Mr. Bogachev could not, in light of additional compensation of $294,824 paid to him for 2012, be considered an "independent director" under NASDAQ listing standards (see "Certain Relationships and Related Person Transactions - U.S. Federal Tax Withholdings"); and (ii) Mr. Wilson could not, in light of his current position as the Company's President/CEO, the February 2, 2009, award of 387,500 stock options, and his July 9, 2009 consulting agreement with the Company and payments made thereunder prior to his appointment as President/CEO, be considered an "independent director" under NASDAQ listing standards. The Board based these determinations primarily on a review of Company records and the responses of the Directors and executive officers to questions regarding employment and compensation history, affiliations, family, and other relationships, together with an examination of those companies with whom the Company transacts business. With respect to Mr. West, the Board considered the following factors in establishing his status as an independent director under NASDAQ listing rules: (i) the consulting relationship between Mr. West's firm, PFC Energy, Inc., and the Company during the fiscal years ended June 30, 2011, and 2012 (see "Certain Relationships and Related Person Transactions - Consulting Relationship with PFC Energy, Inc.," above); and (ii) Mr. West's service as a non-employee director of Lambert Energy Advisors, a financial advisory firm to the energy industry, which is based in London, U.K., and which was retained by MPAL, the Company's subsidiary, in 2010 to conduct an advisory assignment with respect to certain of MPAL's assets owned in the U.K.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountants' Fees and Services
Ehrhardt Keefe Steiner & Hottman PC ("EKS&H") served as the Company's principal accountant for the audit of the Company's financial statements for the fiscal year ended June 30, 2012, and review of the Company's financial statements included in its Quarterly Reports on Form 10-Q for that year, and Deloitte & Touche LLP ("Deloitte") served as such principal accountant for the Company for the fiscal year ended June 30, 2011. Information about their respective fees and services in those years is provided below.
Audit Fees
The aggregate fees paid or to be paid to EKS&H for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q and the audit of the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, were $349,160. The aggregate fees paid to Deloitte for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q and the audit of financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 were $709,057.

Audit-Related Fees
The aggregate fees paid or to be paid to EKS&H in connection with the Company's audit-related services during the fiscal year ended June 30, 2012, were $31,469. The services performed during the 2012 fiscal year related to advice and consultation regarding: (i) the Company's Securities Act Registration Statement on Form S‑3; (ii) attendance at the Company's annual meeting of shareholders and Audit Committee meetings; (iii) the reporting of the significant asset swap transaction with Santos; (iv) filings with the ASX; and (v) certain out of pocket expense items. The aggregate fees paid to Deloitte in connection with the Company's audit-related services during the fiscal year ended June 30, 2011, were $245,053. The services performed during the 2011 fiscal year related to advice and consultation regarding: (i) the Company's Securities Act Registration Statement on Form S-8; (ii) the Company's response to the SEC's comments on its Form 10-K for fiscal year 2010 and the Definitive Proxy Statement filed on October 25, 2010; (iii) compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and (iv) the accounting treatment for the Evans Shoal Transaction.
Tax Fees
The aggregate fees paid or to be paid to EKS&H for tax services rendered to the Company during the fiscal year ended June 30, 2012, were $0. The aggregate fees paid to Deloitte for tax services rendered to the Company during the fiscal year ended June 30, 2011, were $0.
All Other Fees
The aggregate fees paid or to be paid to EKS&H for all other services rendered to the Company during the fiscal year ended June 30, 2012, were $0. The aggregate fees paid to Deloitte for all other services rendered to the Company during the fiscal year ended June 30, 2011, were $2,200. During the 2011 fiscal year, these services related to access to the Deloitte Technical Library which provides certain information regarding SEC filing requirements.
Pre-Approval Policies
Under the terms of its charter, the Audit Committee is required to pre-approve all the services provided by, and fees and compensation paid to, the independent registered public accounting firm for both audit and permitted non-audit services. When it is proposed that the independent registered public accounting firm provide additional services for which advance approval is required, the Audit Committee may form and delegate authority to a subcommittee consisting of one or more members, when appropriate, with the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are to be presented to the Audit Committee at its next scheduled meeting.
PART IV

ITEM 15: EXHIBITS AND FINCANCIAL STATEMENT SCHEDULES

(b) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer
(as Principal Financial and Accounting Officer)

Date:	October 29, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ J. Thomas Wilson	Date:	October 29, 2012
John Thomas Wilson, President and Chief Executive Officer, and Director

/s/ Antoine J. Lafargue	Date:	October 29, 2012
Antoine J. Lafargue, Vice President - Chief Financial Officer, and Treasurer

/s/ Donald V. Basso	Date:	October 29, 2012
Donald V. Basso, Director

/s/ Nikolay V. Bogachev	Date:	October 29, 2012
Nikolay V. Bogachev, Director

/s/ Walter McCann	Date:	October 29, 2012
Walter McCann, Director

/s/ Robert J. Mollah	Date:	October 29, 2012
Robert J. Mollah, Director

/s/ Ronald P. Pettirossi	Date:	October 29, 2012
Ronald P. Pettirossi, Director

/s/ J. Robinson West	Date:	October 29, 2012
J. Robinson West, Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.