Form 10-Q
period 2012-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2012-11-09
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File Number 001-5507
MAGELLAN PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-0842255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Sherman Street, Suite 1950, Denver, CO	80203
(Address of principal executive offices)	(Zip Code)
(720) 484-2400
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s single class of common stock as of November 1, 2012 was 53,885,594.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)
MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30, 2012	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,939	$41,215
Accounts receivable — trade	1,037	1,152
Accounts receivable — working interest partners	216	231
Inventories	470	499
Prepaid and other assets	258	511
Total current assets	39,920	43,608
PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Proved oil and gas properties	33,499	33,927
Less accumulated depletion, depreciation, and amortization	(5,537)	(5,740)
Unproved oil and gas properties	6,501	7,091
Wells in progress	3,707	3,744
Land, buildings, and equipment (net of accumulated depreciation of $2,174 and $2,077 as of September 30, 2012, and June 30, 2012, respectively)	1,540	1,422
Net property and equipment	39,710	40,444
OTHER NON-CURRENT ASSETS:
Goodwill	2,174	2,174
Deferred income taxes	6,287	5,951
Other long term assets	376	397
Total other non-current assets	8,837	8,522
Total assets	$88,467	$92,574

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term line of credit	$100	$50
Current portion of note payable	456	480
Current portion of asset retirement obligations	339	329
Accounts payable	3,543	3,672
Accrued and other liabilities	3,170	3,000
Total current liabilities	7,608	7,531
LONG TERM LIABILITIES:
Note payable	282	390
Asset retirement obligations	7,349	7,455
Contingent consideration payable	4,152	4,072
Other long term liabilities	213	218
Total long term liabilities	11,996	12,135

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, outstanding, 53,885,594 and 53,835,594 as of September 30, 2012, and June 30, 2012, respectively	539	538
Capital in excess of par value	91,098	90,753
Preferred stock (par value $0.01 per share): Authorized 50,000,000 shares, outstanding, 0 as of September 30, 2012, and June 30, 2012, respectively	—	—
Accumulated deficit	(34,900)	(29,590)
Accumulated other comprehensive income	12,126	11,207
Total equity attributable to Magellan Petroleum Corporation	68,863	72,908
Total liabilities and equity	$88,467	$92,574
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	THREE MONTHS ENDED
	September 30,
	2012	2011
REVENUES:
Oil production	$1,460	$3,296
Gas production	200	439
Total revenues	1,660	3,735
OPERATING EXPENSES:
Lease operating	2,051	3,018
Depletion, depreciation, amortization, and accretion	316	474
Exploration	622	987
General and administrative	3,663	2,512
Impairment	890	—
Gain on sale of assets	—	(4,108)
Total operating expenses	7,542	2,883
(Loss) income from operations	(5,882)	852
OTHER INCOME (EXPENSE)
Net interest income	221	271
Other income	15	—
Total other income	236	271
(Loss) income before income tax	(5,646)	1,123
Income tax benefit (provision)	336	(198)
Net (loss) income after income tax	(5,310)	925
Net income attributable to non-controlling interest in subsidiaries	—	15
Net (loss) income attributable to Magellan Petroleum Corporation	$(5,310)	$940

Earnings per common share (Note 8)
Weighted average number of basic shares outstanding	53,849,181	52,915,811
Weighted average number of diluted shares outstanding	53,849,181	54,720,728

Net (loss) income per basic share outstanding	$(0.10)	$0.02
Net (loss) income per diluted share outstanding	$(0.10)	$0.02
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	September 30,
	2012	2011

Net (loss) income attributable to Magellan Petroleum Corporation	$(5,310)	$925
Foreign currency translation adjustments	941	(1,242)
Unrealized holding losses on securities available for sale, net of deferred tax of $0	(22)	(34)
Total comprehensive loss	(4,391)	(351)
Net income attributable to non-controlling interest in subsidiary	—	15
Comprehensive loss attributable to Magellan Petroleum Corporation	$(4,391)	$(336)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

June 30, 2012	$538	$—	$90,753	$(29,590)	$11,207	$72,908
Net loss	—	—	—	(5,310)	—	$(5,310)
Foreign currency translation adjustments	—	—	—	—	941	$941
Unrealized holding loss on securities available for sale, net of taxes	—	—	—	—	(22)	$(22)
Stock and stock based compensation	1	—	345	—	—	$346
September 30, 2012	$539	$—	$91,098	$(34,900)	$12,126	$68,863
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net (loss) income after income tax	$(5,310)	$925
Adjustments to reconcile net loss to net cash used in operating activities
Foreign transaction gain	—	(562)
Depletion, depreciation, amortization and accretion	316	474
Interest earned on restricted deposits	—	(24)
Fair value increase of contingent consideration payable	80	—
Deferred income taxes	(336)	—
Gain on disposal of assets	—	(4,108)
Stock based compensation	346	396
Impairment loss	890	—
Severance benefit costs	780	—
Net changes in operating assets and liabilities:
Accounts receivable	143	3,165
Inventories	57	(80)
Prepayments and other current assets	255	188
Accounts payable and accrued liabilities	(871)	(2,598)
Income taxes payable	—	197
Net cash used in operating activities	(3,650)	(2,027)
INVESTING ACTIVITIES:
Additions to property and equipment	(385)	(1,242)
Proceeds from sale of assets	—	5,001
Purchase of working interest in Poplar	—	(823)
Refund of Deposit for Purchase of Evans Shoal (includes interest)	—	10,940
Marketable securities purchased, net	—	(2,400)
Net cash (used in) provided by investing activities	(385)	11,476
FINANCING ACTIVITIES:
Proceeds from issuance of stock	—	35
Short term debt issuances	550	1,925
Short term debt repayments	(500)	(1,225)
Purchase of non-controlling interest in Nautilus Poplar LLC	—	(3,415)
Long term debt repayments	(132)	(144)
Net cash used in financing activities	(82)	(2,824)
Effect of exchange rate changes on cash and cash equivalents	841	(1,319)
Net (decrease) increase in cash and cash equivalents	(3,276)	5,306
Cash and cash equivalents at beginning of period	41,215	20,417
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,939	$25,723

Cash Payments:
Income taxes	—	—
Interest paid, net of amount capitalized	—	34
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized holding (loss) gain	(22)	34
Revision to estimate of asset retirement obligations	(306)	—
Amounts in accounts payable and accrued liabilities related to property and equipment	58	162
Accrued transaction costs	—	102
Purchase of non-controlling interest for Stock and contingent consideration	—	4,729
Purchase of 3% working interest for Stock and contingent consideration	—	1,243
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation
Description of Operations
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we" or "us") is an independent energy company engaged in the exploration, development, production, and sale of crude oil and natural gas. As of September 30, 2012, Magellan had two reporting segments: (i) a 100% membership interest in Nautilus Poplar LLC ("NP"), based in Denver, Colorado, and (ii) a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited ("MPAL"), headquartered in Brisbane, Australia, which includes our operations in the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP and MPAL, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the three months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. This report should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
All amounts presented are in United States dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "AUD."
Reclassification
As of December 31, 2011, we changed the presentation of our financial statements to conform them to industry-specific norms and to improve our reporting to shareholders and stakeholders. Specifically, we have modified the presentation of expenses in the unaudited condensed consolidated statements of operations and the presentation of property and equipment in the unaudited condensed consolidated balance sheets. As a result, certain reclassifications have been made to the prior period financial statements to align them with this revised presentation format. There was no impact on previously reported results.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are their local currencies. Assets and liabilities of foreign subsidiaries are translated to United States dollars at period-end exchange rates, and our unaudited condensed consolidated statements of operations and cash flows are translated at average exchange rates during the period. Resulting translation adjustments are recorded as a separate component of stockholders' equity as accumulated other comprehensive income or loss.
Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses that are reflected in results of operations as unrealized (based on period end translation) or realized (upon settlement of the transactions) and reported under general and administrative expenses in the unaudited condensed consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. GAAP requires goodwill to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment. We adopted the new guidance for our annual impairment test in fiscal year 2012 as allowed by ASU 2011-08 and therefore perform an annual assessment of qualitative factors for our impairment test. The qualitative factors used in our assessment include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance. For the three months ended September 30, 2012, there were no events or circumstances that would indicate that a goodwill impairment exists.

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
Note 2 - Acquisitions and Divestitures
Sale Agreement between Magellan Petroleum (N.T.) Pty Ltd and Santos QNT Pty Ltd and Santos Limited. On May 25, 2012, Magellan Petroleum (N.T.) Pty Ltd ("Magellan NT"), a wholly owned subsidiary of MPAL, and Santos QNT Pty Ltd ("Santos") and Santos Limited (collectively the "Santos Entities") completed a Sale Agreement (the "Santos SA"). Under the Santos SA, MPAL became the sole owner of the Palm Valley Interests (as defined below) and the Dingo Interests (as defined below), and Santos became the sole owner of the Mereenie Interests (as defined below). The Santos SA is deemed to be effective as of July 1, 2011 and resulted in net cash proceeds of $26.6 million, including adjustments of $1.1 million, and a gain on sale of assets in the amount of $36.2 million. The Santos SA provided for the transfer of the following assets:

•	Magellan NT's 35% interest in each of the Mereenie Operating Joint Venture and the Mereenie Pipeline Joint Venture (collectively, the "Mereenie Interests") to Santos;

•	the Santos Entities' combined interests of 48% in the Palm Valley Joint Venture ("Palm Valley Interests") and combined interests of 66% in the Dingo Joint Venture ("Dingo Interests") to Magellan NT.
Pursuant to the Santos SA, Magellan NT is also entitled to a series of contingent payments of up to $17.5 million. The Company has not recognized a contingent asset related to the series of contingent payments, as such amounts are not reasonably assured. The Company accounted for the Santos SA using the relative fair value method of accounting, which allocates the fair value of the assets received in the asset transfer to the Palm Valley Interests and the Dingo Interests. No goodwill or other intangible assets were recorded as a result of the Santos SA. However, goodwill in the amount of $2.5 million was recorded as a component of the gain on sale of assets. The purchase price allocation was considered final as of June 30, 2012.
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

Note 3 - Debt
Long term debt relates to a $1.7 million note payable re-issued in January 2011. This note will be fully amortized in June 2014. The outstanding principal as of September 30, 2012, and June 30, 2012, consisted of the following:

	September 30, 2012	June 30, 2012
	(In thousands)
Note payable	$738	$870
Less current portion of note payable	(456)	(480)
Long term debt, excluding current portion	$282	$390
As of September 30, 2012, the minimum future principal maturities of long term debt were as follows:

September 30, 2012
(In thousands)
One year	$456
Two years	282
Total	$738
The variable rate of the note is based upon the Wall Street Journal Prime Rate (the "Index") plus 1.00%, subject to a floor rate of 6.25%. The Index was 3.25% at September 30, 2012, resulting in an interest rate of 6.25% per annum as of September 30, 2012. Under the note payable, NP is required to maintain certain customary financial and restrictive covenants. As of September 30, 2012, NP was in compliance with all financial and restrictive covenants.
In addition, the Company has a $1.0 million working capital line of credit classified as short term debt. The amount due on the line of credit was $0.1 million as of September 30, 2012. The line of credit bears interest at a variable rate, which was 6.25% as of September 30, 2012. The line of credit also secures both a letter of credit in the amount of $25 thousand in favor of the Bureau of Land Management and business credit cards in the amount of $25 thousand. As of September 30, 2012, $0.8 million was available under this line of credit.
The note payable, letters of credit, and business credit cards are collateralized by a first mortgage and an assignment of production from Poplar and are guaranteed by Magellan up to $6.0 million, not to exceed the amount of the principal owed. The carrying amount of the Company's long term debt approximates its fair value, due to its variable interest rate, which resets based on the market rates.
Note 4 - Asset Retirement Obligations
The estimated valuation of asset retirement obligations ("AROs") are based on management's historical experience and best estimate of plugging and abandonment costs by field. Assumptions and judgments made by management when assessing an ARO include: (i) the existence of a legal obligation; (ii) estimated probabilities, amounts, and timing of settlements; (iii) the credit-adjusted risk-free rate to be used; and (iv) inflation rates. Accretion expense is recorded under depletion, depreciation, amortization, and accretion in the unaudited condensed consolidated statement of operations.
The following table summarizes the asset retirement obligation activity for the three months ended September 30, 2012:

Total
(In thousands)
June 30, 2012	$7,784
Accretion expense	111
Revision to estimate	(306)
Effect of exchange rate changes	99
September 30, 2012	7,688
Less current asset retirement obligation	339
Long term asset retirement obligation	$7,349

Note 5 - Fair Value Measurements
The Company follows authoritative guidance related to fair value measurement and disclosure, which establishes a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1: Quoted prices in active markets for identical assets – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Significant other observable inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Significant unobservable inputs – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers in and/or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed for all periods presented. During the three months ended September 30, 2012, and 2011, there have been no transfers in and/or out of Level 1, Level 2, or Level 3.
Items required to be measured at fair value on a non-recurring basis include liabilities related to AROs. Items required to be measured at fair value on a recurring basis include cash and cash equivalents and securities available for sale, classified as Level 1, and the contingent consideration payable related to the acquisition of the non-controlling interest and additional working interest in Nautilus Poplar LLC, classified as Level 3.
As of September 30, 2012, the Company had $37.9 million in cash and cash equivalents, with $19.3 million held in cash and $18.6 million classified as cash equivalents. The cash equivalents were held in time deposit accounts in several Australian banks with maturities of 90 days or less.
The following table presents the amounts of assets and liabilities carried at fair value by the level in which they are classified within the valuation hierarchy for the three months ended:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash and cash equivalents	$37,939	$—	$—	$37,939
Securities available for sale (1)	133	—	—	133
	$38,072	$—	$—	$38,072
Liabilities
Contingent consideration payable	$—	$—	$4,152	$4,152

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash and cash equivalents	$41,215	$—	$—	$41,215
Securities available for sale (1)	155	—	—	155
	$41,370	$—	$—	$41,370
Liabilities
Contingent consideration payable	$—	$—	$4,072	$4,072
(1) Included in the unaudited condensed consolidated balance sheets under prepaid and other assets.

The following table presents a roll forward of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended:

September 30, 2012
(In thousands)
June 30, 2012	$4,072
Accretion of contingent consideration payable	80
September 30, 2012	$4,152
The fair value of the contingent consideration payable is calculated using production projections and the estimated timing of production payouts. The Company also utilizes a discount that is consistent with the rate used in valuing its asset retirement obligations and reflective of the Company’s credit adjusted borrowing rate.
Note 6 - Income Taxes
The Company has estimated the effective tax rate expected to be applicable for the full fiscal year. The Company's effective tax rate used in providing for income taxes on a current year-to-date basis for the three months ended September 30, 2012, is 5.96% compared to 0% for the three months ended September 30, 2011. Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which is the value that corresponds to the amount management believes is more likely than not the deferred tax assets that will be realized in future periods.
We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. We anticipate we will continue to record a valuation allowance against the deferred tax assets in all jurisdictions of the Company, except for the deferred asset related to the Australian Petroleum Resource Rent Tax ("PRRT"), until such time as we are able to determine it is "more-likely-than-not" those deferred tax assets will be realized.
Note 7 - Stock Based Compensation
The Stock Plan
On December 8, 2010, shareholders approved an amendment to the Company's 1998 Stock Incentive Plan (the "Stock Plan") to increase the number of authorized common stock shares reserved for awards under the Stock Plan to a total of 7,205,000 shares. These authorized shares can take the form of non-qualified stock options, stock appreciation rights, restricted share awards, annual awards of stock to directors, and performance based awards ("PBOs").
Stock Option Grants
Stock option grants contain both time based and performance based vesting provisions. The time based options are expensed on a straight-line basis over the vesting period. Performance based options are recognized when the achievement of the performance conditions is considered probable. Management re-assesses whether satisfaction of performance conditions are probable at the end of each reporting period. If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change. As of September 30, 2012, management believes the achievement of the performance conditions related to the PBOs is probable. Accordingly, the Company has recognized expense on these awards over the period of time the performance condition is expected to be achieved.
As of September 30, 2012, 460,000 shares were available for future issuance under the Stock Plan. Of the 925,000 options granted during the three months ended September 30, 2012, 75,000 were issued as PBOs and 800,000 options were issued outside of the Stock Plan. Options outstanding have expiration dates ranging from November 28, 2015, through September 5, 2022.

The following table summarizes the stock option activity for the three months ended:

	September 30, 2012
	Number of Shares	WAEPS (1)
June 30, 2012	6,753,125	$1.44
Granted	925,000	$1.31
Forfeited	(483,334)	$1.13
September 30, 2012	7,194,791	$1.37
Weighted average remaining contractual term	5.1 years
(1) Weighted average exercise price per share
The fair value of stock option grants was estimated using the following weighted average assumptions for the three months ended:

	September 30,
	2012			2011
Number of options (1)	925,000			—
Weighted average grant date fair value per share	$1.31			$0.00
Expected dividend	$0.00			$0.00
Risk free interest rate	0.6%	-	0.8%	—%	-	—%
Expected life	5.13 years	-	6.00 years	0 years	-	0 years
Expected volatility (based on historical price)	60.7%	-	63.5%	—%	-	—%
(1) There were no stock option grants for the three months ended September 30, 2011.
Stock Compensation Expense
The Company recorded $0.3 million and $0.4 million of related stock compensation expense for the three months ended September 30, 2012, and 2011, respectively. Stock based compensation is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The unrecorded expected future compensation expense related to stock option awards was $0.9 million as of September 30, 2012.
The Company's compensation policy is designed to provide the Company's directors with a portion of their annual Board compensation in the form of equity. The number of shares for each director award is subject to an annual maximum of 15,000 shares. As of September 30, 2012, no shares were issued by the Company pursuant of this policy.
Note 8 - Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per share for the three months ended:

	September 30,
	2012	2011
	(In thousands, except share and per share amounts)
Net (loss) income attributable to Magellan Petroleum Corporation	$(5,310)	$940

Basic weighted average shares outstanding	53,849,181	52,915,811
Add: dilutive effects of stock options and unvested stock grants (1)	—	1,804,917
Diluted weighted average common shares outstanding	53,849,181	54,720,728

Net (loss) income per basic share outstanding	$(0.10)	$0.02
Net (loss) income per diluted share outstanding	$(0.10)	$0.02
(1) There is no dilutive effect on earnings per share in periods with net losses.

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following for the three months ended:

	September 30,
	2012	2011
Stock options	75,000	7,697,826
Non-vested restricted stock	—	104,167
Total	75,000	7,801,993
Note 9 - Segment Data
The Company conducts its operations through two wholly owned subsidiaries, NP, which operates in the United States, and MPAL, which is primarily active in Australia. The following table presents each segment as follows:

	NP	MPAL	Corporate	Inter-Segment Elimination	Total
	(In thousands)
Three months ended September 30, 2012
Revenues	$1,460	$200	$—	$—	$1,660
Consolidated net income (loss)	$(272)	$(1,824)	$(3,043)	$(171)	$(5,310)

Three months ended September 30, 2011
Revenues	$1,231	$2,504	$—	$—	$3,735
Consolidated net income (loss)	$3,868	$(932)	$(1,993)	$(3)	$940
Note 10 - Commitments and Contingencies
Refer to the Note 10 - Commitments, in our Form 10-K as of June 30, 2012, for information on all commitments. Additionally see Note 5 above for information regarding the contingent consideration payable related to the Nautilus Transaction.
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
Note 11 - Related Party Transactions
U.S. Federal Tax Withholdings. During the third quarter of fiscal year 2012, the Company identified a potential liability of approximately $2.0 million related to the Company's non-payment of required U.S. Federal tax withholding in the course of its initial acquisition of a part of NP. In October 2009, Magellan acquired 83.5% of the membership interests in NP (the "Poplar Acquisition"), from the two majority owners of NP, White Bear LLC ("White Bear") and YEP I, SICAV-FES ("YEP I"). Both of these entities are affiliated with Mr. Bogachev, a Director of Magellan and a foreign national. Due to the status of YEP I as a foreign entity and the members of White Bear as foreign nationals, Magellan was required to make U.S. Federal tax withholdings from the payments to or for the benefit of White Bear and YEP I. Of the $2.0 million liability, $1.3 million was estimated to relate to the interest sold by White Bear, $0.6 million to the interest sold by YEP I, and $0.1 million to Magellan's interest on late payment of the U.S. Federal tax withholdings.
Upon the filing of U.S. income tax returns in relation to the Poplar Acquisition and payment of corresponding income taxes by White Bear and YEP I, Magellan is deemed to be relieved of its liability for the U.S. Federal tax withholdings as well as related penalties and interest except for Magellan's interest on late payment of the U.S. Federal tax withholdings. With regards to White Bear, Magellan has confirmed that as of the date of this filing, Mr. Bogachev has filed his U.S. income tax return and paid taxes due on the Poplar Acquisition, which were estimated at $0.3 million. Magellan has paid Mr. Bogachev $0.3 million in additional compensation during the quarter ended September 30, 2012. Had Mr. Bogachev not filed and paid his tax return, Magellan's liability in relation to its

U.S. Federal tax withholdings requirements was estimated at $1.3 million. With regards to YEP I, Magellan continues to seek from YEP I or, because YEP I is a now defunct entity, from its successor entities, the filing of its U.S. income tax return.
As of September 30, 2012, we have recorded a total liability of $0.7 million under accrued and other liabilities in the consolidated balance sheets related to this matter. That amount is comprised of the $0.6 million in withholdings, penalties, and interest related to YEP I and $0.1 million related to Magellan's interest on its late payment of the U.S. Federal tax withholdings. There was no effect on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2012, related to this transaction.
Note 12 - Oil and Gas Activities
The following table represents the capitalized costs under the successful efforts method for oil and gas properties as of:

	September 30, 2012	June 30, 2012
	(In thousands)
Proved oil and gas properties:
United Kingdom	$—	$—
United States	24,299	24,207
Australia	9,200	9,720
Less accumulated depletion, depreciation, and amortization	(5,537)	(5,740)
Total net proved oil and gas properties	$27,962	$28,187

Unproved oil and gas properties:
United Kingdom	$1,936	$2,598
United States	104	104
Australia	4,461	4,389
Total unproved oil and gas properties:	$6,501	$7,091

Wells in Progress:
United Kingdom	$1,934	$2,026
United States	1,773	1,718
Australia	—	—
Total wells in progress	$3,707	$3,744
During the three months ended September 30, 2012, Magellan allowed a license in the United Kingdom to expire at the end of its term. Subsequently an impairment of $0.9 million was recorded in the unaudited condensed consolidated statement of operations.
Note 13 - Employee Termination Costs
The Company is required to record charges for one-time employee termination benefits and other associated costs as incurred. In July 2012, the Company incurred severance costs related to certain employees relating to their termination in accordance with their employment agreements. For the three months ended September 30, 2012, the Company expensed total employee-related termination costs of $0.8 million, all of which was charged to general and administrative expense in the unaudited condensed consolidated statement of operations. The Company does not project any additional benefits or other associated costs related to these terminations. The liability related to these termination costs are included in the unaudited condensed consolidated balance sheet under accrued and other liabilities.
A reconciliation of the beginning and ending liability balance for charges to general and administrative expense and cash payments for the three months ended September 30, 2012, is as follows:

Total
(In thousands)
June 30, 2012	$—
Charges to general and administrative expense	828
Cash payments	(48)
September 30, 2012	$780

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2012, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this report. Our discussion and analysis includes forward looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of Part II of this report, along with the forward looking statements discussion at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward looking statements.
OVERVIEW OF THE COMPANY
The Company is an independent energy company engaged in the exploration, development, production, and sale of crude oil and natural gas. The Company conducts its operations through two wholly owned subsidiaries: Nautilus Poplar LLC ("NP"), which owns Poplar, a highly attractive oil field in the Williston Basin; and Magellan Petroleum Australia Limited ("MPAL"), a successful independent oil and gas company in existence since 1964 active in Australia and the United Kingdom.
Magellan was founded in 1957 and incorporated in Delaware in 1967. The Company's common stock has been trading on the NASDAQ since 1972 and trades under the ticker symbol "MPET."
Our strategy is to enhance shareholder value by maximizing the value of our existing assets. Our portfolio of operations includes several early stage oil and gas exploration and development projects, the successful development of which requires significant capital, engineering, and management resources. We are committed to investing the necessary resources in these projects to establish their technical and economic viability. In turn, we will determine the most efficient way to create value and returns for our shareholders.
SUMMARY RESULTS OF OPERATIONS
Revenues for the three months ended September 30, 2012, totaled $1.7 million, compared to $3.7 million in the prior year period, a decrease of 56%. The Company does not anticipate an increase in its revenues until the Company's assets move to the development phase. Operating loss for the three months ended September 30, 2012, totaled $5.9 million, compared to a $0.9 million gain in the prior year period. Net loss for the three months ended September 30, 2012, totaled $5.3 million ($(0.10)/basic share), compared to a $0.9 million gain ($0.02/basic share) in the prior year period. For further information, please refer to the discussion below in this section under Comparison of Results between the Three Months Ended September 30, 2012, and 2011.
HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended September 30, 2012, management articulated a strategy focused on proving up the value of its existing assets as the most economic way of increasing shareholder value. Towards that end, management has begun a number of initiatives to evaluate and determine the potential of its oil and gas properties.
Poplar (Montana, USA)
Magellan 100% operated intervals. During the three months ended September 30, 2012, Magellan sold 18 Mbbls of oil attributable to its net revenue interests in Poplar, compared to 15 Mbbls of oil sold during the same period in 2011. These results represent a 20% increase in average daily sales for the year from 160 boepd to 200 boepd. The increase in production is primarily due to constrained production in the prior year period caused by the temporary suspension of one of Poplar's salt water disposal wells, which resulted in the temporary shut in of several producing wells; greater ownership in Poplar as a result of the Nautilus Restructuring in September 2011; a workover program instituted at Poplar in the summer of 2012; and sales from the EPU 117 well, which produces out of the Amsden Formation, a new pool discovery made in January 2012.
During this period, Magellan focused heavily on advancing its plans for a CO2-enhanced oil recovery project ("CO2-EOR") project in the Charles Formation at Poplar. In August 2012, Core Laboratories, on behalf of Magellan, finalized its analyses of oil samples taken from the Charles Formation, including tests of minimum miscibility pressure, CO2 solubility swelling, and viscosity reduction. The results of these analyses were all supportive of the viability of a CO2-EOR project at Poplar. Subsequent to these findings, Magellan identified a location for, and began the permitting process to drill and implement, a five-well CO2-EOR pilot project to be conducted during fiscal year 2013. The permitting process is ongoing and is expected to be completed in the third quarter of fiscal year 2013, with the drilling of the five wells to follow. In parallel to the permitting process, Magellan has been evaluating various options for the CO2 supply for its pilot project. Also during the period, Magellan continued to experiment with and evaluate production enhancing technologies on existing wells at Poplar, including water shut-off and stim-oil treatments. Evaluation of the effectiveness of these treatments is ongoing.
VAALCO 65% operated intervals. Under the terms of our Lease Purchase and Sale and Participation Agreement with VAALCO (the "VAALCO PSA"), VAALCO is required to spud and complete three test wells in the deeper Formations at Poplar by December 31, 2012, in order to earn a 65% working interest in these Formations. VAALCO's second test well, EPU 133-H, was completed as a horizontal well in the Bakken/Three Forks Formation in September 2012. This well was found to be water-bearing and is temporarily shut-in while VAALCO evaluates its options.
Australia
Palm Valley. The Palm Valley gas field, which is operated by MPAL, produced a gross average of approximately 0.4 MMcf/d of natural gas for sale for the three months ended September 30, 2012, compared to 4.5 MMcf/d during the same period in 2011. Gas sales volumes at Palm Valley decreased due to the termination of the gas sales contract with Northern Territory Power and Water Corporation (the "PWC Contract") during January 2012. Gas volumes during this period were sold under a long-term gas sales contract with Santos. To date, gas volumes sold under this arrangement have been significantly lower than under the PWC Contract, although volumes are expected to increase by fiscal year 2015 to levels similar to, and at prices significantly higher than, those realized under the PWC Contract.
Dingo. During the period ended September 30, 2012, the Company has continued its marketing efforts to identify and attract long-term customers for Dingo's gas resources.
NT/P82. During the three months ended September 30, 2012, Magellan worked to permit and commission a 3-D and 2-D seismic survey over its NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia. The permitting process, which included an environmental assessment, was satisfactorily completed in October 2012. Simultaneous with the permitting, Magellan held discussions with several contractors to conduct the seismic survey, and, in October 2012, the Company executed a contract with Seabird Exploration FZ-LLC for the seismic recording vessel Voyager Explorer to undertake a 75 square mile 3-D and an 84 square mile 2-D seismic survey within its NT/P82 permit area. The seismic survey is expected to commence during the second week of December 2012, and to take approximately two weeks to complete. Magellan plans to process and analyze the seismic data over the following three months to assess the presence of hydrocarbons in NT/P82. This is an important milestone in Magellan's strategy to prove up the value of its assets.
United Kingdom
Celtique Energie Operated Licenses. In the Weald Basin, Magellan and Celtique Energie each own a 50% working interest in four licenses (PEDL 231, 232, 234, and 243) covering a gross total of approximately 270,000 acres, all expiring on June 30, 2014, unless extended. During the three months ended September 30, 2012, Magellan, in conjunction with Celtique, focused on evaluating the prospects for an exploratory well in one of these licenses. Such a well would serve to assess the hydrocarbon potential of the Kimmeridge and Liassic Formations which are considered to have significant non-conventional hydrocarbon potential.
Northern Petroleum-Operated Licenses. In the Weald and Wessex Basins, Magellan owns working interests of between 23% and 40% in five licenses operated by Northern Petroleum (PEDL 126, 155, 240, and 256 and P1916), which expire between June 2014 and January 2016. During the three months ended September 30, 2012, the Markwells Wood-1 well drilled in 2011 remained temporarily suspended following a long-term production test conducted during fiscal year 2012. During the same period, the Company continued to evaluate the exploration options for its most recently acquired license, P1916, which lies offshore, west of the Isle of Wight, and is prospective for a Wytch Farm extension play.
Magellan Operated Licenses. In the Weald Basin, Magellan owns a 100% interest in two licenses (PEDL 137 and 246), which expire in September 2013 and June 2014, respectively. During the period ended September 30, 2012, the Company allowed PEDL 135 to expire at the end of its term on September 30, 2012. Magellan had previously owned a 100% interest in the license. Magellan acquired PEDL 135 to target similar to those targeted by its licenses co-owned with Celtique, but subsequently determined that the prospectivity of this license had been downgraded and did not warrant further exploration in this area. Also during the period, Magellan renewed its license for PEDL 137, originally set to expire on September 30, 2012, for an additional year.
ACQUISITIONS AND DIVESTITURES
Withholding Tax Liability
During the third quarter of fiscal year 2012, the Company identified a potential liability of approximately $2.0 million related to the Company's non-payment of required U.S. Federal tax withholding in the course of its initial acquisition of a part of NP. In October 2009, Magellan acquired 83.5% of the membership interests in NP (the "Poplar Acquisition"), from the two majority owners of NP, White Bear LLC ("White Bear") and YEP I, SICAV-FES ("YEP I"). Both of these entities are affiliated with Mr. Bogachev, a Director of Magellan and a foreign national. Due to the status of YEP I as a foreign entity and the members of White Bear as foreign nationals, Magellan was required to make U.S. Federal tax withholdings from the payments to or for the benefit of White Bear and YEP I. Of the

$2.0 million liability, $1.3 million was estimated to relate to the interest sold by White Bear, $0.6 million to the interest sold by YEP I, and $0.1 million to Magellan's interest on late payment of the U.S. Federal tax withholdings.
Upon the filing of U.S. income tax returns in relation to the Poplar Acquisition and payment of corresponding income taxes by White Bear and YEP I, Magellan is deemed to be relieved of its liability for the U.S. Federal tax withholdings as well as related penalties and interest except for Magellan's interest on late payment of the U.S. Federal tax withholdings. With regards to White Bear, Magellan has confirmed that as of the date of this filing, Mr. Bogachev has filed his U.S. income tax return and paid taxes due on the Poplar Acquisition, which were estimated at $0.3 million. Magellan has paid Mr. Bogachev $0.3 million in additional compensation during the quarter ended September 30, 2012. Had Mr. Bogachev not filed and paid his tax return, Magellan's liability in relation to its U.S. Federal tax withholdings requirements was estimated at $1.3 million. With regards to YEP I, Magellan continues to seek from YEP I or, because YEP I is a now defunct entity, from its successor entities, the filing of its U.S. income tax return.
As of September 30, 2012, we have recorded a total liability of $0.7 million under accrued and other liabilities in the consolidated balance sheets related to this matter. That amount is comprised of the $0.6 million in withholdings, penalties, and interest related to YEP I and $0.1 million related to Magellan's interest on its late payment of the U.S. Federal tax withholdings. There was no effect on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2012, related to this transaction.
Sopak AG and Glencore International plc
On September 28, 2012, Sopak AG, Glencore International plc, and various related entities (together, "Glencore") filed a Schedule 13D with the SEC stating that Glencore had acquired beneficial ownership of 9,264,637 issued and outstanding shares of Magellan common stock (the "Issued Shares") and beneficial ownership of a warrant to purchase 4,347,826 shares of Magellan common stock (together with the Issued Shares, the "Transferred Shares"). The Transferred Shares were previously pledged by Young Energy Prize ("YEP"), an entity controlled by Nikolay Bogachev, a Director of Magellan, pursuant to the Pledge and Security Agreement dated July 7, 2009, amended as of July 8, 2009, and March 11, 2010 (the "Pledge Agreement"). On September 21, 2012, Sopak AG delivered a letter to the Company instructing the Company to cancel the original certificate for the Transferred Shares and deliver a replacement certificate to Sopak AG. On October 11, 2012, the 9,264,637 Issued Shares were re-registered in the name of Sopak AG.
CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our activities from cash from operations and our existing cash balance. Following the recent end of the long term PWC Contract and the completion of the Santos SA, the source of the Company's funds for the implementation of its strategy will come primarily from the Company's existing cash balance. In addition, we may fund our development strategy through a prioritization of assets which may include farmouts, or a partial or total divestiture. The Company has limited capital expenditure obligations related to its leases and licenses, which allow for significant flexibility in the use of its capital resources. Based on its existing cash position and the various alternative sources of funds generally available to the Company, the Company believes it has sufficient financial resources to fund its ongoing operations and to finance projects that will further establish the full value of its assets.
Uses of Funds
Capital Expenditures Plans. At Poplar, the Company does not face significant mandatory capital expenditure requirements to maintain its acreage position. Substantially all of the leases are held by production and contain producing wells with reserves adequate to sustain multi-year production. Approximately 80% of the acreage has been unitized as a Federal Exploratory Unit, which is held by production from any one well. Currently, Poplar contains 35 producing wells. In the shallow intervals, which are 100% owned and operated by the Company, discretionary capital expenditure plans over the next two years will be determined by the results of ongoing engineering and technical analysis. In fiscal year 2013, the Company intends to evaluate the potential of CO2-EOR in the Charles Formation at Poplar by drilling a five-well pilot, including one CO2 injector well and four producing wells. Magellan expects to incur up to $10.0 million in capital drilling costs on these wells. Timing of the drilling of these wells will depend on the permitting process and drilling rig availability. The four producing wells are designed to yield conventional oil production from the Charles Formation in addition to enhanced production as a result of the CO2-EOR. As such, these four wells will constitute a portion of the wells to be drilled in the projections of our proved undeveloped reserves reported at June 30, 2012.
In the deeper intervals, which are operated by VAALCO and in which the Company has a 35% working interest, capital expenditures will be determined by the results of the three test wells that VAALCO is required to spud by the end of calendar year 2012, and for which VAALCO will bear 100% of the capital expenditures. If these test wells are deemed successful, the Company plans to fund its 35% share of the cost of the future drilling program in the deeper formations of Poplar.
At Palm Valley, the Company's interest in the field is governed by Petroleum Lease No. 3, which expires in November 2024 (and is subject to automatic renewal for another 21 years). The Company is not obligated to undertake significant mandatory capital expenditures in order to maintain its position in the lease. The Company's discretionary capital expenditure plans are primarily focused on maintaining gas production from the existing facilities to meet the Santos Gas Contract demand while maintaining a safe and efficient operation, conducted in accordance with good oil field practice.
At Dingo, the Company's interest in the field is governed by Retention License No. 2, which expires in February 2014 (and is subject to renewal for a further 5 years). No mandatory capital expenditure is required until new gas sales contracts are secured. Dingo contains two suspended wells which are capable of production. The Company is currently evaluating a number of options for the future development of this field and is in the process of identifying potential new gas customers.
In the Bonaparte Basin, offshore Australia, the Company holds a 100% interest in the NT/P82 Exploration Permit. In October 2012, the Company executed a contract with Seabird Exploration FZ-LLC (the "Seabird Agreement") for the seismic recording vessel Voyager Explorer to undertake a seismic survey within its NT/P82 permit area. The estimated cost of shooting, processing, and analyzing the seismic survey is approximately $4.5 million.
In the United Kingdom, the Company's interests are governed by various Petroleum Exploration and Development Licenses. The majority of these licenses expire in 2014, and all are subject to "drill-or-drop" terms.
Contractual Obligations. As of September 30, 2012, the Company is committed to make future payments for seismic data survey services under the Seabird Agreement of approximately $4.5 million within a twelve month period. Please refer to the contractual obligations table in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2012, for information on all other material contractual obligations.
Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $37.9 million of cash and cash equivalents at September 30, 2012, compared to $41.2 million as of June 30, 2012.
The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash balances totaled $19.3 million as of September 30, 2012, with the remaining $18.6 million held in several Australian banks in time deposit accounts that have terms of 90 days or less.
Due to the international nature of its operations, the Company is exposed to certain legal and tax constraints in matching the capital needs of its assets and its cash resources. As of September 30, 2012, $19.3 million of the Company's consolidated cash and cash equivalents, representing 51% of the total, were deposited in accounts held by MPAL. To the extent that the Company repatriates cash amounts from MPAL to the U.S., the Company will potentially be liable for incremental U.S. Federal and state income tax, which may be reduced by the U.S. Federal and state net operating loss and foreign tax credit carry forwards available to the Company at that time.
Existing Credit Facilities. A summary of the Company's existing credit facilities and borrowing base is as follows:

	September 30, 2012	June 30, 2012
	(In thousands)
Outstanding borrowings:
Term loan	$738	$870
Line of credit	100	50
Total	$838	$920
The Company, through its wholly owned subsidiary NP, maintains its only credit facility with Jonah Bank of Wyoming. As of September 30, 2012, the Company’s borrowing capacity under these facilities totaled $2.3 million, consisting of a $1.3 million term loan and a $1.0 million line of credit. Of the $1.0 million line of credit, $0.1 million was drawn, $25 thousand secured business credit cards used by NP, $25 thousand secured a line of credit in favor of the Bureau of Land Management, and $0.8 million remained available to borrow. As of September 30, 2012, NP was in compliance with its financial covenants as set forth in the term loan agreement. The credit facilities are collateralized by a first mortgage and an assignment of production for Poplar and are guaranteed by the Company up to $6.0 million but not to exceed the amount of the principal owed, which was $0.8 million as of September 30, 2012.
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

Cash Flows
The following table presents the Company's cash flow information for the three months ended:

	September 30,
	2012	2011
	(In thousands)
Cash (used in) provided by:
Operating activities	$(3,650)	$(2,027)
Investing activities	(385)	11,476
Financing activities	(82)	(2,824)
Effect of exchange rate changes on cash and cash equivalents	841	(1,319)
Net decrease in cash and cash equivalents	$(3,276)	$5,306
Cash used in operating activities during the three months ended September 30, 2012, was $3.7 million, compared to cash used of $2.0 million for the same period in 2011. The increase in cash used in operating activities primarily related to a decrease in revenues of $2.1 million over the same period and a $0.4 million decrease in exploration expense.
Cash used in investing activities during the three months ended September 30, 2012, was $0.4 million, compared to cash provided of $11.5 million for the same period in 2011. For the three months ended September 30, 2012, the cash used in investing activities consisted of expenditures on the development of our assets. For the same period in 2011, $5.0 million in proceeds was received from the VAALCO PSA and a $10.9 million deposit related to the Evans Shoal Asset Sales Deed was refunded both of which were offset by $0.8 million spent on the purchase of non-controlling interests in Poplar, and $1.2 million in expenditures on the development of our assets.
Cash used in financing activities during the three months ended September 30, 2012, was $0.1 million, compared to cash used of $2.8 million for the same period in 2011. The increase in cash provided by financing activities for the three months ended September 30, 2012, related to the Company's $3.4 million purchase of the non-controlling interest in Poplar in the prior year.
During the three months ended September 30, 2012, the effect of changes in foreign currency exchange rates positively impacted the translation of our AUD denominated cash and cash equivalent balances into USD and resulted in an increase of $0.8 million in cash and cash equivalents, compared to a decrease of $1.3 million for the same period in 2011.
NON-GAAP FINANCIAL MEASURES AND RECONCILIATION
Adjusted EBITDAX
We define Adjusted EBITDAX as net income (loss) attributable to Magellan, plus (i) depletion, depreciation, amortization, and accretion expense, (ii) exploration expense, (iii) stock based compensation expense, (iv) foreign transaction loss (gain), (v) impairment expense, (vi) gain on sale of assets, (vii) net interest income, (viii) other income, (ix) income tax benefit (provision), and net income attributable to non-controlling interest in subsidiaries. Adjusted EBITDAX is not a measure of net income or cash flow as determined by accounting principles generally accepted in the United States ("GAAP"), and excludes certain items that we believe affect the comparability of operating results.
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

The following table provides a reconciliation of net (loss) income to Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED
	September 30,
	2012	2011
	(In thousands)
Net (loss) income attributable to Magellan Petroleum Corporation	$(5,310)	$940
Depletion, depreciation, amortization, and accretion expense	316	474
Exploration expense	622	987
Stock based compensation expense	346	396
Foreign transaction gain	(1)	(562)
Impairment expense	890	—
Gain on sale of assets	—	(4,108)
Net interest income	(221)	(271)
Other income	(15)	—
Income tax benefit (provision)	(336)	198
Net income attributable to non-controlling interest in subsidiaries	—	(15)
Adjusted EBITDAX	$(3,709)	$(1,961)
COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED SEPTEMBER 30, 2012, AND 2011
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the three months ended:

	September 30,
	2012	2011	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	18	15	3	20%

Palm Valley gas (MMcf)	34	179	(145)	(81)%
Mereenie oil (Mbbls)	—	15	(15)	(100)%
Total Australia sales (Mboe)	6	45	(39)	(87)%

Net sales by product:
Oil (Mbbls)	18.44	29.97	(11.53)	(38)%
Gas (MMcf)	33.52	178.57	(145.05)	(81)%

Consolidated sales (Mboe)	24.03	59.73	(35.70)	(60)%
Consolidated sales (boepd)	261.20	649.24	(388.04)	(60)%
Sales volume for the three months ended September 30, 2012, totaled 24 Mboe (261 boepd), compared to 60 Mboe (649 boepd) sold in the prior year period, a decrease of 60%. Sales volume by product for the three months ended September 30, 2012, was 77% oil and 23% gas, compared to 50% oil and 50% gas in the prior year period. At Poplar, the increase in production was primarily the result of constrained production in the prior year period caused by the temporary suspension of one of Poplar's salt water disposal wells, which resulted in the temporary shut in of several producing wells; greater ownership in Poplar as a result of the Nautilus Restructuring in September 2011; a workover program instituted at Poplar in the summer of 2011; and sales from the EPU 117 well, which produces out of the Amsden Formation, a new pool discovery made in January 2012. Gas sales volumes at Palm Valley decreased due to the termination of the 25-year PWC Contract in January 2012. Gas volumes during this period were sold under a long term gas sales contract with Santos. To date, gas volumes sold under this arrangement have been significantly lower than under the PWC Contract, although volumes are expected to increase by fiscal year 2015 to levels similar to those realized under the PWC Contract. Following Magellan's divestiture in May 2012 of its interests in Mereenie under the terms of the Santos SA, the Company has ceased to report sales volumes from this asset.

Oil and Gas Prices
The following table presents the average realized oil and gas prices for the three months ended:

	September 30,
	2012	2011	Difference	Percent change
Average realized price:
Poplar (USD/bbl)	79.19	83.00	(3.81)	(5)%
Palm Valley (AUD/Mcf)	5.76	2.31	3.45	149%
Mereenie oil (AUD/bbl)	—	112.63	(112.63)	(100)%
Consolidated (USD/boe)	69.11	62.53	6.58	11%
The average realized price for the three months ended September 30, 2012, was $69/boe compared to $63/boe in the prior year period, an increase of 11%. At present, the Company does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar decreased by 5% as a result of decreased benchmark pricing (WTI). The average realized gas price from Palm Valley increased by 149%, which reflects higher prices realized under the current long term gas sales contract with Santos relative to the 25-year PWC Contract which terminated in January 2012.
Revenues
The following table presents revenues for the three months ended:

	September 30,
	2012	2011	Difference	Percent change
	(In thousands)
Consolidated net revenue by source (USD):
Poplar	$1,460	$1,225	$235	19%
Palm Valley	200	439	(239)	(54)%
Mereenie	—	2,071	(2,071)	(100)%
Total	$1,660	$3,735	$(2,075)	(56)%

MPAL net revenue by source (AUD):
Palm Valley	$193	$448	$(255)	(57)%
Mereenie	—	1,969	(1,969)	(100)%
Total	$193	$2,417	$(2,224)	(92)%

Consolidated net revenues by type (USD):
Oil	$1,460	$3,296	$(1,836)	(56)%
Gas	200	439	(239)	(54)%
Total	$1,660	$3,735	$(2,075)	(56)%
Revenues for the three months ended September 30, 2012, totaled $1.7 million, compared to $3.7 million in the prior year period, a decrease of 56%. The $2.1 million decrease in revenue was primarily due to the sale of the Mereenie asset to Santos, offset by increased revenues at Poplar.

Operating and Other Expenses
The following table presents operating expenses for the three months ended:

	September 30,
	2012	2011	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$2,051	$3,018	$(967)	(32)%
Depletion, depreciation, amortization, and accretion	$316	$474	$(158)	(33)%
Exploration	$622	$987	$(365)	(37)%
General and administrative	$3,663	$2,512	$1,151	46%

Selected operating expenses (USD/boe):
Lease operating	$85	$50	$35	70%
Depletion, depreciation, amortization, and accretion	$13	$8	$5	63%
Exploration	$26	$16	$10	63%
General and administrative	$153	$42	$111	264%
Lease Operating Expenses. Lease operating expenses decreased $1.0 million to $2.1 million, or $85/boe, during the three months ended September 30, 2012. At Poplar, lease operating expenses increased by approximately $0.6 million due to increased workovers and maintenance activity compared to the same period in the prior year. A significant number of workovers are required to maintain production at Poplar as most of its producing wells were drilled in the 1950s and 1970s. In addition, Magellan incurred additional costs in the current period on production-enhancing technologies at Poplar, including water shut off and stimoil treatments. Evaluation of the effectiveness of these treatments is ongoing. At MPAL, lease operating expenses decreased by $1.5 million primarily because MPAL recorded no lease operating expenses related to the Mereenie oil and gas field, which it sold to Santos in May 2012 under the terms of the Santos SA.
Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the three months ended:

	September 30,
	2012	2011	Difference	Percent change
	(In thousands)
Depreciation and Amortization	$76	$92	$(16)	(17)%
Depletion	129	224	(95)	(42)%
ARO accretion	111	158	(47)	(30)%
Total	$316	$474	$(158)	(33)%
Depletion, depreciation, amortization, and accretion expenses decreased $158 thousand to $316 thousand, or $13/boe, during the three months ended September 30, 2012. Accretion expense decreased as a result of the disposal of the Mereenie interests in the Santos SA which consequently reduced AROs. Disposal of oil and gas properties in the same transaction also resulted in decreased depletion expense compared to the prior year period.
Exploration Expenses. Exploration expenses decreased by $0.4 million to $0.6 million, or $26/boe, during the three months ended September 30, 2012. The $0.4 million decrease related to reduced general exploration costs in the UK. Minimal exploration costs were incurred in the three months ended September 30, 2012.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	September 30,
	2012	2011	Difference	Percent change
	(In thousands)
General and administrative (excluding stock-based compensation and foreign transaction (gain) loss)	$3,318	$2,678	$640	24%
Stock based compensation	346	396	(50)	(13)%
Foreign transaction gain	(1)	(562)	561	(100)%
Total	$3,663	$2,512	$1,151	46%

General and administrative expenses increased $1.2 million to $3.7 million, or $153/boe, during the three months ended September 30, 2012. General and administrative expenses, excluding stock based compensation and foreign transaction losses and gains, increased by $0.6 million to $3.3 million, or $138/boe. This increase is due primarily to a $0.8 million accrual for severance costs payable to former officer and employee, offset by a decrease of $0.2 million spent on legal services, investor relations, and corporate fees and taxes. Following the completion of the Santos SA in May 2012, foreign transaction loss (gain) is expected to be minimal in the future.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties.
CRITICAL ACCOUNTING POLICIES
Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
FORWARD LOOKING STATEMENTS
Our disclosure and analysis in this report contains forward looking information that involves risks and uncertainties. Our forward looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management's plans and objectives, future contracts, and forecasts of trends and other matters. Forward looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as "anticipate", "estimate", "expect", "believe", "will likely result", "outlook", "project", and other words and expressions of similar meaning. No assurance can be given that the results expressed or implied in any forward looking statements will be achieved, and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.
Among these risks and uncertainties are: (i) whether the Company can successfully achieve cost savings while delivering revenue growth; (ii) whether the workovers, recompletions, and other drilling at Poplar will result in increased production and cash generation and/or will otherwise successfully assist in the development of Poplar; and (iii) the production levels from the properties in which the Company, through its subsidiaries, have interests, the recoverable reserves at those properties, and the prices that will ultimately be applied to the sale of such reserves; (iv) operational risks in exploration, development, and production; (v) delays or changes in plans with respect to exploration or development projects or capital expenditures; (vi) risks associated with equipment procurement and equipment failure; (vii) whether seismic data will confirm the resource potential of the NT/P82 license; (viii) fluctuations in oil and gas prices; and (ix) access to capital markets and other uncertainties related to funding.
For a more complete discussion of the risk factors that may apply to any forward looking statements, you are directed to the discussion presented in Item 1A of the Company’s Form 10-K for the year ended June 30, 2012. Any forward looking information provided in this report should be considered with these factors in mind. The Company assumes no obligation to update any forward looking statements contained in this report, whether as a result of new information, future events, or otherwise, except as required by securities laws.

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

For the three months ended September 30, 2012, oil sales represented approximately 77% of total oil and gas revenues. Based on the current three month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.1 million. Gas sales, which represented approximately 23% of total oil and gas revenues in the current three month period, are derived primarily from the Palm Valley field in the Northern Territory of Australia and the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index for the three months ended September 30, 2012.
At September 30, 2012, the value of our investments in securities available for sale was $0.1 million.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2012, in response to Item 3 of Part I of such Form 10-K.

ITEM 1A RISK FACTORS

Item 1A ("Risk Factors"), of our most recently filed Form 10-K sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, or operating results. Except as described below, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. However, those Risk Factors continue to be relevant to an understanding of our business, financial condition, and operating results, and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information about purchases of the Company's common stock by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number or Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1, 2012 - July 31, 2012	—	$—	—	319,150
August 1, 2012 - August 31, 2012	—	$—	—	319,150
September 1, 2012 - September 30, 2012	—	$—	—	$2,000,000
Total	—	$—	—
(1) On December 8, 2000, the Company announced that its Board of Directors had approved a stock repurchase plan whereby the Company was authorized to purchase up to one million shares of its common stock in the open market. Through September 24, 2012, the Company had purchased 680,850 of its shares under this plan at an average price of $1.01 per share, or a total cost of approximately $0.7 million, all of which shares have been canceled. No shares were purchased by the Company under this plan during the three months ended September 30, 2012. On September 24, 2012, the Company announced that its Board of Directors had approved a stock repurchase program whereby the Company is authorized to repurchase up to a total of $2.0 million in shares of its common stock. This authorization supersedes the prior plan announced by the Company on December 8, 2000, and will expire on August 21, 2014. The shares may be repurchased from time to time in open market or privately negotiated transactions, subject to market conditions and other factors, including compliance with securities laws. Stock repurchases may be funded with existing cash balances or internal cash flow. The stock repurchase program may be suspended or discontinued at any time. Through September 30, 2012, no shares were repurchased by the Company under this program.

ITEM 6 EXHIBITS

3.1
Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware, as amended by an Amendment of Article Twelfth as filed on February 12, 1988 with the State of Delaware (filed as Exhibit 4.B. to the registrant's Registration Statement on Form S-8 filed on January 14, 1999 (Registration No. 333-70567) and incorporated herein by reference).

3.2
Certificate of Amendment of Restated Certificate of Incorporation as filed on December 26, 2000 with the State of Delaware (filed as Exhibit 3(a) to the registrant's Quarterly Report on Form 10-Q filed on February 13, 2001 and incorporated herein by reference).

3.3
Certificate of Amendment of Restated Certificate of Incorporation related to Articles Twelfth and Fourteenth as filed on October 15, 2009 with the State of Delaware (filed as Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference).

3.4
Certificate of Amendment of Restated Certificate of Incorporation related to Article Thirteenth as filed on October 15, 2009 with the State of Delaware (filed as Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q filed on February 16, 2010 and incorporated herein by reference).

3.5
Certificate of Amendment of Restated Certificate of Incorporation related to Article Fourth as filed on December 10, 2010 with the State of Delaware (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on December 13, 2010 and incorporated herein by reference).

3.6	By-Laws, as amended on March 10, 2010 (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).
10.1 *+	Employment Agreement dated August 28, 2012 between Magellan Petroleum Corporation and C. Mark Brannum.
10.2 *+	Nonqualified Stock Option Award and Subscription Agreement dated August 28, 2012, between Magellan Petroleum Corporation and C. Mark Brannum.
10.3 *+	Restricted Stock Award and Subscription Agreement dated August 28, 2012, between Magellan Petroleum Corporation and C. Mark Brannum.
10.4 *+	Indemnification Agreement dated September 5, 2012, between Magellan Petroleum Corporation and C. Mark Brannum.
10.5 *+	Indemnification Agreement dated November 30, 2011, between Magellan Petroleum Corporation and Milam Randolph Pharo.
10.6 *+	Letter Agreement dated September 7, 2012, between Magellan Petroleum Corporation and Nikolay V. Bogachev.
10.7 *	Agreement for 2-D and 3-D Data Acquisition Services dated October 26, 2012, between Magellan Petroleum (Offshore) PTY LTD and Seabird Exploration FZ LLC.
31.1 *	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 *	Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 **	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***
Furnished herewith. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer
(as Principal Financial and Accounting Officer)

Date:	November 9, 2012