Form 10-Q
period 2012-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2013-02-11
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s single class of common stock as of February 1, 2013 was 44,642,983.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)
MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	December 31, 2012	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,704	$41,215
Accounts receivable — trade	884	1,152
Accounts receivable — working interest partners and other	203	231
Inventories	506	499
Prepaid and other assets	462	511
Total current assets	33,759	43,608
PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Proved oil and gas properties	33,538	33,927
Less accumulated depletion, depreciation, and amortization	(5,669)	(5,740)
Unproved oil and gas properties	6,620	7,091
Wells in progress	4,210	3,744
Land, buildings, and equipment (net of accumulated depreciation of $2,173 and $2,077 as of December 31, 2012, and June 30, 2012, respectively)	1,583	1,422
Net property and equipment	40,282	40,444
OTHER NON-CURRENT ASSETS:
Goodwill	2,174	2,174
Deferred income taxes	6,609	5,951
Other long term assets	376	397
Total other non-current assets	9,159	8,522
Total assets	$83,200	$92,574

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term line of credit	$185	$50
Current portion of note payable	432	480
Current portion of asset retirement obligations	339	329
Accounts payable	5,207	3,672
Accrued and other liabilities	3,246	3,000
Total current liabilities	9,409	7,531
LONG TERM LIABILITIES:
Note payable	174	390
Asset retirement obligations	7,454	7,455
Contingent consideration payable	4,233	4,072
Other long term liabilities	206	218
Total long term liabilities	12,067	12,135

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, outstanding, 54,057,159 and 53,835,594 as of December 31, 2012, and June 30, 2012, respectively	540	538
Preferred stock (par value $0.01 per share): Authorized 50,000,000 shares, outstanding, 0 as of December 31, 2012, and June 30, 2012, respectively	—	—
Treasury stock (at cost): 149,539 and 0 shares as of December 31, 2012, and June 30, 2012, respectively	(137)	—
Capital in excess of par value	91,357	90,753
Accumulated deficit	(42,184)	(29,590)
Accumulated other comprehensive income	12,148	11,207
Total equity attributable to Magellan Petroleum Corporation	61,724	72,908
Total liabilities and equity	$83,200	$92,574
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES:
Oil production	$1,442	$2,701	$2,902	$5,996
Gas production	306	501	507	942
Total revenues	1,748	3,202	3,409	6,938
OPERATING EXPENSES:
Lease operating	1,665	3,259	3,716	6,277
Depletion, depreciation, amortization, and accretion	332	366	649	841
Exploration	4,094	1,006	4,716	1,994
General and administrative	3,394	3,347	7,057	5,858
Impairment	—	—	890	—
Loss (gain) on sale of assets	—	98	—	(4,010)
Total operating expenses	9,485	8,076	17,028	10,960
Loss from operations	(7,737)	(4,874)	(13,619)	(4,022)
OTHER INCOME (EXPENSE):
Net interest income	258	119	479	390
Other expense	(127)	—	(112)	—
Total other income	131	119	367	390
Loss before income tax	(7,606)	(4,755)	(13,252)	(3,632)
Income tax benefit	321	198	658	—
Net loss after income tax	(7,285)	(4,557)	(12,594)	(3,632)
Net income attributable to non-controlling interest in subsidiary	—	—	—	15
Net loss attributable to Magellan Petroleum Corporation	$(7,285)	$(4,557)	$(12,594)	$(3,617)

Earnings per common share (Note 8)
Weighted average number of basic and diluted shares outstanding	53,860,337	53,835,594	53,854,759	53,378,216
Net loss per basic and diluted share outstanding	$(0.14)	$(0.08)	$(0.23)	$(0.07)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2012	2011	2012	2011

Net loss after income tax	$(7,285)	$(4,557)	$(12,594)	$(3,632)
Foreign currency translation adjustments	22	513	963	(729)
Unrealized holding losses on securities available for sale, net of deferred tax of $0	—	(57)	(22)	(91)
Total comprehensive loss	(7,263)	(4,101)	(11,653)	(4,452)
Net income attributable to non-controlling interest in subsidiary	—	—	—	15
Comprehensive loss attributable to Magellan Petroleum Corporation	$(7,263)	$(4,101)	$(11,653)	$(4,437)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock	Preferred Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

June 30, 2012	$538	$—	$—	$90,753	$(29,590)	$11,207	$72,908
Net loss	—	—	—	—	(12,594)	—	$(12,594)
Foreign currency translation adjustments	—	—	—	—	—	963	$963
Unrealized holding loss on securities available for sale, net of taxes	—	—	—	—	—	(22)	$(22)
Stock and stock based compensation	2	—	—	604	—	—	$606
Repurchase of common stock (149,539 shares)	—	—	(137)	—	—	—	$(137)
December 31, 2012	$540	$—	$(137)	$91,357	$(42,184)	$12,148	$61,724
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	SIX MONTHS ENDED
	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss after income tax	$(12,594)	$(3,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign transaction gain	36	(942)
Depletion, depreciation, amortization, and accretion	649	841
Interest earned on restricted deposits	—	(24)
Fair value increase of contingent consideration payable	161	81
Deferred income taxes	(658)	—
Gain on disposal of assets	—	(4,010)
Stock based compensation	606	886
Impairment loss	890	—
Severance benefit costs	755	—
Net changes in operating assets and liabilities:
Accounts receivable	305	1,757
Inventories	(42)	(796)
Prepayments and other current assets	6	(163)
Accounts payable and accrued liabilities	886	(1,894)
Other long term liabilities	(14)	(17)
Income taxes payable	—	61
Net cash used in operating activities	(9,014)	(7,852)
INVESTING ACTIVITIES:
Additions to property and equipment	(1,070)	(3,213)
Proceeds from sale of assets	—	5,001
Purchase of working interest in Poplar	—	(823)
Refund of deposit for purchase of Evans Shoal (includes interest)	—	10,940
Marketable securities purchased, net	—	(2,600)
Net cash (used in) provided by investing activities	(1,070)	9,305
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	35
Repurchase of common stock	(137)	—
Short term debt issuances	1,450	3,800
Short term debt repayments	(1,315)	(3,026)
Purchase of non-controlling interest in Nautilus Poplar LLC	—	(3,461)
Long term debt repayments	(264)	(288)
Net cash used in financing activities	(266)	(2,940)
Effect of exchange rate changes on cash and cash equivalents	839	(106)
Net decrease in cash and cash equivalents	(9,511)	(1,593)
Cash and cash equivalents at beginning of period	41,215	20,417
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,704	$18,824

Cash Payments:
Income taxes	—	26
Interest paid, net of amount capitalized	27	56
Supplemental Schedule of Non-cash Investing and Financing Activities:
Unrealized holding (loss) gain	(22)	(91)
Revision to estimate of asset retirement obligations	(306)	—
Asset retirement obligations assumed	3	—
Amounts in accounts payable and accrued liabilities related to property and equipment	109	918
Purchase of non-controlling interest for stock and contingent consideration	—	4,729
Purchase of 3% working interest for stock and contingent consideration	—	1,243
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation
Description of Operations
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we" or "us") is an independent oil and gas company engaged in the exploration, development, production, and sale of crude oil and natural gas. As of December 31, 2012, Magellan had two reporting segments: (i) a 100% membership interest in Nautilus Poplar LLC ("NP"), a company based in Denver, Colorado, and (ii) a 100% equity interest in its subsidiary, Magellan Petroleum Australia Limited ("MPAL"), a company headquartered in Brisbane, Australia, which includes our operations in the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP and MPAL, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the six months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. This report should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
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
Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions occurred. Subsequent changes in exchange rates result in foreign currency transaction gains and losses that are reflected in results of operations as unrealized (based on period end translation) or realized (upon settlement of the transactions) and reported under general and administrative expenses in the unaudited condensed consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. GAAP requires goodwill to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment. We adopted the new guidance for our annual impairment test in fiscal year 2012 as allowed by Accounting Standards Update 2011-08 and therefore perform an annual assessment of qualitative factors for our impairment test. The qualitative factors used in our assessment include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance. For the six months ended December 31, 2012, there were no events or circumstances that would indicate that a goodwill impairment has occurred.
Business Combinations
The Company applies the acquisition method of recording business combinations. Under this method, the Company recognizes and measures the identifiable assets acquired from, the liabilities assumed from, and any non-controlling interest in the acquiree. Any goodwill or gain is identified and recorded. We engage independent valuation consultants to assist us in determining the fair values of crude oil and natural gas properties acquired, and other third party specialists as needed to assist us in assessing the fair value of other assets and liabilities assumed. These valuations require management to make significant estimates and assumptions, especially with respect to the oil and gas properties.

Treasury Stock
On September 24, 2012, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to a total value of $2.0 million in shares of its common stock. The size and timing of such purchases will be based on market and business conditions as well as other factors. The Company is not obligated to purchase any shares of its common stock. The authorization will expire on August 21, 2014, and purchases under the program can be discontinued at any time.
From the inception of the program through December 31, 2012, we purchased 149,539 shares of our common stock for $137 thousand, or an average price of $0.916 per share. These shares are currently being held in treasury at cost.
Note 2 - Acquisitions and Divestitures
Sale Agreement between Magellan Petroleum (N.T.) Pty Ltd and Santos QNT Pty Ltd and Santos Limited. On May 25, 2012, Magellan Petroleum (N.T.) Pty Ltd ("Magellan NT"), a wholly owned subsidiary of MPAL, and Santos QNT Pty Ltd ("Santos") and Santos Limited (collectively the "Santos Entities") completed a Sale Agreement (the "Santos SA"). Under the Santos SA, MPAL became the sole owner of the Palm Valley Interests (as defined below) and the Dingo Interests (as defined below), and Santos became the sole owner of the Mereenie Interests (as defined below). The Santos SA is deemed to be effective as of July 1, 2011, and resulted in net cash proceeds of $26.6 million, including adjustments of $1.1 million, and a gain on sale of assets in the amount of $36.2 million. The Santos SA provided for the transfer of the following assets:

•	Magellan NT's 35% interest in each of the Mereenie Oil and Gas Field Joint Venture and the Mereenie Pipeline Joint Venture (collectively, the "Mereenie Interests") to Santos;

•	the Santos Entities' combined interests of 48% in the Palm Valley Joint Venture ("Palm Valley Interests") and combined interests of 66% in the Dingo Joint Venture ("Dingo Interests") to Magellan NT.
Pursuant to the Santos SA, Magellan NT is also entitled to a series of payments of up to AUD $17.5 million provided that certain volume contingencies are met. The Company has not recognized a contingent asset related to these payments, because these payments are not reasonably assured. The Company accounted for the Santos SA using the relative fair value method of accounting, which allocates the fair value of the assets received in the asset transfer to the Palm Valley Interests and the Dingo Interests. No goodwill or other intangible assets were recorded as a result of the Santos SA. However, goodwill in the amount of $2.5 million was recorded as a component of the gain on sale of assets. The purchase price allocation was considered final as of June 30, 2012.
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

Note 3 - Debt
Long term debt relates to a $1.7 million note payable re-issued in January 2011 (the "Note Payable"). The Note Payable will be fully amortized in June 2014. The outstanding principal as of December 31, 2012, and June 30, 2012, consisted of the following:

	December 31, 2012	June 30, 2012
	(In thousands)
Note payable	$606	$870
Less current portion of note payable	(432)	(480)
Long term debt, excluding current portion	$174	$390
As of December 31, 2012, the minimum future principal maturities of long term debt were as follows:

December 31, 2012
(In thousands)
One year	$432
Two years	174
Total	$606
The variable rate of the note is based upon the Wall Street Journal Prime Rate (the "Index") plus 1.00%, subject to a floor rate of 6.25%. The Index was 3.25% at December 31, 2012, resulting in an interest rate of 6.25% per annum as of December 31, 2012. Under the Note Payable, NP is subject to certain customary financial and restrictive covenants. As of December 31, 2012, NP was in compliance with all financial and restrictive covenants.
In addition, the Company has a $1.0 million working capital line of credit classified as short term debt (the "Line of Credit"). The amount due on the Line of Credit was $0.2 million as of December 31, 2012. The Line of Credit bears interest at a variable rate, which was 6.25% as of December 31, 2012. This Line of Credit also secures (i) a letter of credit in the amount of $25 thousand in favor of the Bureau of Land Management and (ii) business credit cards in the amount of $25 thousand. As of December 31, 2012, $0.8 million was available under this Line of Credit.
The Note Payable and Line of Credit is collateralized by a first mortgage and an assignment of production from Poplar and are guaranteed by Magellan up to $6.0 million, not to exceed the amount of the principal owed. The carrying amount of the Company's long term debt approximates its fair value, due to its variable interest rate, which resets based on the market rates.
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
The following table summarizes the asset retirement obligation activity for the six months ended December 31, 2012:

Total
(In thousands)
June 30, 2012	$7,784
Liabilities assumed	3
Accretion expense	223
Revision to estimate	(306)
Effect of exchange rate changes	89
December 31, 2012	7,793
Less current asset retirement obligation	339
Long term asset retirement obligation	$7,454

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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company's policy is to recognize transfers in and/or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed for all periods presented. During the six months ended December 31, 2012, and 2011, there have been no transfers in and/or out of Level 1, Level 2, or Level 3.
Items required to be measured at fair value on a non-recurring basis include liabilities related to AROs. Items required to be measured at fair value on a recurring basis include cash and cash equivalents and securities available for sale, classified as Level 1, and the contingent consideration payable related to the acquisition of the non-controlling interest and additional working interest in NP, classified as Level 3.
As of December 31, 2012, the Company had $31.7 million in cash and cash equivalents, with $1.6 million held in cash and $30.1 million classified as cash equivalents. Cash equivalents have maturities of 90 days or less. In the United States cash equivalents were held in U.S. Treasury notes and in Australia cash equivalents were held in several time deposit accounts.
The following table presents the amounts of assets and liabilities carried at fair value by the level in which they are classified within the valuation hierarchy for the six months ended:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash and cash equivalents	$31,704	$—	$—	$31,704
Securities available for sale (1)	133	—	—	133
	$31,837	$—	$—	$31,837
Liabilities
Contingent consideration payable	$—	$—	$4,233	$4,233

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash and cash equivalents	$41,215	$—	$—	$41,215
Securities available for sale (1)	155	—	—	155
	$41,370	$—	$—	$41,370
Liabilities
Contingent consideration payable	$—	$—	$4,072	$4,072
(1) Included in the unaudited condensed consolidated balance sheets under prepaid and other assets.

The following table presents a roll forward of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended December 31, 2012:

Total
(In thousands)
June 30, 2012	$4,072
Accretion of contingent consideration payable	161
December 31, 2012	$4,233
The fair value of the contingent consideration payable is calculated using production projections and the estimated timing of production payouts. The Company also utilizes a discount rate that is consistent with the rate used in valuing its asset retirement obligations and reflective of the Company’s credit adjusted borrowing rate.
Note 6 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for the six months ended December 31, 2012, is 4.96% compared to 0% for the six months ended December 31, 2011. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTA management believes is "more-likely-than-not" to be realized in future periods.
We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. We anticipate we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company, except for the DTA related to the Australian Petroleum Resource Rent Tax, until such time as we are able to determine it is "more-likely-than-not" those DTAs will be realized.
Note 7 - Stock Based Compensation
The 2012 Stock Incentive Plan
On January 16, 2013, the Company's shareholders approved the Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (the "2012 Stock Incentive Plan"). The 2012 Stock Incentive Plan replaces the Company's 1998 Stock Incentive Plan (the "1998 Stock Plan"). The 2012 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock and/or restricted stock units, performance shares and/or performance units, incentive awards, cash awards, and other stock based awards to employees, including officers, directors, and consultants of the Company (or subsidiaries of the Company) who are selected by the Compensation, Nominating and Governance Committee of the Board of Directors of the Company to receive incentive compensation awards. The stated maximum number of shares of the Company's common stock authorized for awards under the 2012 Stock Incentive Plan is 5,000,000 shares plus any remaining shares under the 1998 Stock Plan immediately before the effective date of the 2012 Stock Incentive Plan, which was 288,435 as of January 15, 2013. The maximum aggregate annual number of common shares or options that may be granted to one participant is 1,000,000, and the maximum annual number of performance shares, performance units, restricted stock or restricted stock units is 500,000. The maximum term of the 2012 Stock Incentive Plan is ten years.
Stock Option Grants
Under the 2012 Stock Incentive Plan stock option grants may contain both time based and performance based vesting provisions. The time based options are expensed on a straight-line basis over the vesting period. Performance based options ("PBOs") are recognized when the achievement of the performance conditions is considered probable. Accordingly, the Company recognize expense on these awards over the period of time the performance condition is expected to be achieved. Management re-assesses whether achievement of performance conditions is probable at the end of each reporting period. If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change. As of December 31, 2012, there were no outstanding PBOs.
As of January 16, 2013, 5,288,435 shares were available for future issuance under the 2012 Stock Incentive Plan. During the six months ended December 31, 2012, 1,007,500 options were granted of which 75,000 were issued as PBOs and 882,500 options were issued outside of the 1998 Stock Plan. Options outstanding have expiration dates ranging from November 28, 2015, through December 4, 2022.

The following table summarizes the stock option activity for the six months ended:

	December 31, 2012
	Number of Shares	WAEPS (1)
June 30, 2012	6,753,125	$1.44
Granted	1,007,500	$1.10
Forfeited	(483,334)	$1.21
December 31, 2012	7,277,291	$1.36
Weighted average remaining contractual term	5.1 years
(1) Weighted average exercise price per share
The fair value of stock option grants was estimated using the following weighted average assumptions for the six months ended:

	December 31,
	2012			2011
Number of options	1,007,500			1,600,000
Weighted average grant date fair value per share	$0.61			$0.72
Expected dividend	$0.00			$0.00
Risk free interest rate	0.6%	-	0.8%	1.0%	-	1.3%
Expected life	5.1	-	6.0 years	5.3	-	6.0 years
Expected volatility (based on historical price)	60.3%	-	63.5%	61.2%	-	62.8%
Stock Compensation Expense
The Company recorded $0.3 million and $0.6 million of related stock compensation expense for the three and six months ended December 31, 2012, respectively, and $0.5 million and $0.9 million of related stock compensation expense for the three and six months ended December 31, 2011, respectively. Stock based compensation is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The unrecorded expected future compensation expense related to stock option awards was $0.7 million as of December 31, 2012.
The Company's compensation policy is designed to provide the Company's non-employee directors with their annual base Board service compensation in the form of equity. Between July 1, 2012, and December 31, 2012, the Company issued a total of 171,565 shares of its common stock to non-employee directors pursuant to this policy.
Note 8 - Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net loss attributable to Magellan Petroleum Corporation	$(7,285)	$(4,557)	$(12,594)	$(3,617)

Basic weighted average shares outstanding	53,860,337	53,835,594	53,854,759	53,378,216
Add: dilutive effects of stock options and unvested stock grants (1)	—	—	—	—
Diluted weighted average common shares outstanding	53,860,337	53,835,594	53,854,759	53,378,216

Net loss per basic and diluted share outstanding	$(0.14)	$(0.08)	$(0.23)	$(0.07)
(1) There is no dilutive effect on earnings per share in periods with net losses.

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2012	2011	2012	2011
Stock options	—	—	—	7,547,826
Non-vested restricted stock	—	204,167	—	204,167
Total	—	204,167	—	7,751,993
Note 9 - Segment Data
The Company conducts its operations through two wholly owned subsidiaries, NP, which operates in the United States, and MPAL, which is primarily active in Australia. The following table presents each segment as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31		December 31
	2012	2011	2012	2011
	(In thousands)
REVENUES:
NP	$1,442	$1,651	$2,902	$2,882
MPAL	306	1,551	507	4,056
Corporate	—	—	—	—
Inter-Segment Elimination	—	—	—	—
Consolidated revenues	$1,748	$3,202	$3,409	$6,938

CONSOLIDATED NET LOSS:
NP	$(194)	$(307)	$(466)	$3,757
MPAL	(5,694)	(2,378)	(7,517)	(3,309)
Corporate	(1,393)	(1,870)	(4,436)	(4,060)
Inter-Segment Elimination	(4)	(2)	(175)	(5)
Consolidated net loss	$(7,285)	$(4,557)	$(12,594)	$(3,617)
Note 10 - Commitments and Contingencies
Refer to Note 10 - Commitments, of the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 30, 2012, for information on all commitments.
In September 2011, the Company entered into a Purchase and Sale Agreement (the "Nautilus PSA") among the Company and the non-controlling interest owners of NP, for the Company's acquisition of the sellers' interests in NP (the "Nautilus Transaction"). The Nautilus PSA provides for potential future contingent production payments, payable by the Company in cash to the sellers, of up to a total of $5.0 million if certain increased average daily production milestones for the underlying properties are achieved. J. Thomas Wilson, a director and executive officer of the Company, has an approximately 52% interest in such contingent payments. See Note 5 above for information regarding the estimated discounted fair value of the future contingent consideration payable related to the Nautilus Transaction.
On August 28, 2012, Stratex Oil & Gas Holdings, Inc. ("Stratex") announced an unsolicited proposal for the acquisition of the Company's common stock. On September 10, 2012, the Company announced that its Board of Directors, after carefully considering the unsolicited proposal, had determined not to pursue the Stratex proposal. On September 12, 2012, the Company received a subpoena from the U.S. Securities and Exchange Commission (the "SEC") for the production of documents in connection with these announcements. On September 14, 2012, the Company received a letter from the Financial Industry Regulatory Authority ("FINRA") indicating that FINRA is conducting a review of trading in the Company's common stock surrounding the August 28, 2012 announcement by Stratex, and requesting information and documents from the Company in connection therewith. The Company has been cooperating fully with the SEC and FINRA, and has not received any further substantive correspondence from the SEC or FINRA since September 2012.

Note 11 - Related Party Transactions
U.S. Federal Tax Withholdings. During the third quarter of fiscal year 2012, the Company identified a potential liability of approximately $2.0 million related to the Company's non-payment of required U.S. Federal tax withholdings in the course of its initial acquisition of a part of NP. In October 2009, Magellan acquired 83.5% of the membership interests in NP (the "Poplar Acquisition"), from the two majority owners of NP, White Bear LLC ("White Bear") and YEP I, SICAV-FES ("YEP I"). Both of these entities are affiliated with Nikolay V. Bogachev, a director of Magellan at the time of the Poplar Acquisition who has since resigned, and is a foreign national. Due to the status of YEP I as a foreign entity and the members of White Bear as foreign nationals, Magellan was required to make U.S. Federal tax withholdings from the payments to or for the benefit of White Bear and YEP I. Of the $2.0 million liability, $1.3 million was estimated to relate to the interest sold by White Bear, $0.6 million to the interest sold by YEP I, and $0.1 million to Magellan's interest on the late payment of the U.S. Federal tax withholdings.
With regards to White Bear, Mr. Bogachev has filed his U.S. income tax return and paid taxes due on the Poplar Acquisition and Magellan has no further related potential liability. With regards to YEP I, which is now a defunct entity, Magellan has concluded that it is unlikely that one of YEP I's successor entities will be filing the corresponding U.S. income tax return, and has initiated the disclosure process to the IRS and expects the liability to range between approximately $0.6 million and $0.8 million.
As of December 31, 2012, we have recorded a total liability of $0.7 million under accrued and other liabilities in the consolidated balance sheets related to this matter. That amount is comprised of $0.6 million in withholdings, penalties, and interest related to YEP I and $0.1 million related to Magellan's interest on its late payment of the U.S. Federal tax withholdings. There was no effect on the unaudited condensed consolidated statements of operations for the six months ended December 31, 2012, related to this transaction.
See Note 14 - Subsequent Events below for a discussion of a transaction subsequent to December 31, 2012 in which Mr. Bogachev had an interest.
Note 12 - Oil and Gas Activities
The following table represents the capitalized costs under the successful efforts method for oil and gas properties as of:

	December 31, 2012	June 30, 2012
	(In thousands)
Proved oil and gas properties:
United Kingdom	$—	$—
United States	24,343	24,207
Australia	9,195	9,720
Less accumulated depletion, depreciation, and amortization	(5,669)	(5,740)
Total net proved oil and gas properties	$27,869	$28,187

Unproved oil and gas properties:
United Kingdom	$1,932	$2,598
United States	229	104
Australia	4,459	4,389
Total unproved oil and gas properties	$6,620	$7,091

Wells in Progress:
United Kingdom	$2,044	$2,026
United States	2,166	1,718
Australia	—	—
Total wells in progress	$4,210	$3,744
During the three months ended September 30, 2012, Magellan allowed a petroleum exploration and development license in the United Kingdom to expire at the end of its term. As a result, an impairment of $0.9 million was recorded in the unaudited condensed consolidated statement of operations. As of December 31, 2012, no further impairments were recorded.

Note 13 - Employee Severance Costs
The Company is required to record charges for one-time employee severance benefits and other associated costs as incurred. In July 2012, the Company incurred severance costs payable in connection with the termination of the employment of certain employees pursuant to the terms their employment agreements. For the six months ended December 31, 2012, the Company expensed total employee-related severance costs of $0.8 million, all of which was charged to general and administrative expense in the unaudited condensed consolidated statement of operations. The Company does not expect any additional benefits or other associated costs related to these terminations. The liability related to these severance costs is included in the unaudited condensed consolidated balance sheet under accrued and other liabilities.
A reconciliation of the beginning and ending liability balance for charges to general and administrative expense and cash payments for the six months ended December 31, 2012, is as follows:

Total
(In thousands)
June 30, 2012	$—
Charges to general and administrative expense	828
Cash payments	(73)
December 31, 2012	$755
Note 14 - Subsequent Events
On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase certain collateral (the "Collateral"), including: (i) 9,264,637 shares of the Company's common stock, (ii) a warrant granting Sopak the right to purchase from the Company an additional 4,347,826 shares of common stock, and (iii) a Registration Rights Agreement, dated as of June 29, 2009, and amended as of October 14, 2009, and June 23, 2010, between the Company, Young Energy Prize S.A., a Luxembourg corporation ("YEP"), and ECP Fund ("ECP"), SICAV-FIS, a Luxembourg corporation which is a subsidiary of YEP and ECP, for a purchase price of $10.0 million. YEP and ECP are entities affiliated with Nikolay V. Bogachev who served as a director of the Company until his resignation effective January 16, 2013. The Collateral was obtained by Sopak pursuant to the exercise of its rights under a Pledge and Security Agreement between Sopak and YEP, as disclosed in a Schedule 13D filed by Sopak with the SEC on September 28, 2012, in connection with Sopak's acquisition of beneficial ownership of more than 5% of the Company's common stock. The Collateral Agreement was completed and the Collateral was purchased by the Company on January 16, 2013.
On January 16, 2013, the Company's shareholders approved the 2012 Stock Incentive Plan. See Note 7 - Stock Based Compensation, for additional information.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this report. Our discussion and analysis includes forward looking statements that involve risks and uncertainties and should be read in conjunction with the Risk Factors under Item 1A of Part II of this report and under Item 1A of the Form 10-K or the fiscal year ended June 30, 2012, along with the cautionary discussion about forward looking statements at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward looking statements.
OVERVIEW OF THE COMPANY
Magellan is an independent oil and gas company engaged in the exploration, development, production, and sale of crude oil and natural gas. The Company conducts its operations through two wholly owned subsidiaries: NP, which owns Poplar, a highly attractive oil field in the Williston Basin; and MPAL, a successful independent oil and gas company in existence since 1964 based in Australia and active in the United Kingdom.
Magellan was founded in 1957 and incorporated in Delaware in 1967. The Company's common stock has been trading on NASDAQ since 1972 and trades under the ticker symbol "MPET."
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
SUMMARY RESULTS OF OPERATIONS
Revenues for the three months ended December 31, 2012, totaled $1.7 million, compared to $3.2 million in the prior year period, a decrease of 45%. Revenue is not expected to materially change from this level until certain of the Company's assets undergo further investment and development. Operating loss for the three months ended December 31, 2012, totaled $7.7 million, compared to an operating loss of $4.9 million in the prior year period. Net loss for the three months ended December 31, 2012, totaled $7.3 million ($(0.14)/basic share), compared to a net loss of $4.6 million ($(0.08)/basic share) in the prior year period. For further information, please refer to the discussion below in this section under Comparison of Results between the Three and Six Months Ended December 31, 2012, and 2011.
CORPORATE EVENTS
During the three months ended December 31, 2012, and subsequently, the Company made significant progress towards resolving various corporate developments unrelated to the Company's operational assets. Through successfully addressing these issues, the Company has been able to remove considerable distractions for management and shareholders, leaving the Company better able to pursue its operational strategy of proving up the value of its assets.
Sopak, YEP, and Nikolay V. Bogachev; Share and Warrant Repurchases
On January 14, 2013, the Company entered into a Collateral Purchase Agreement with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"). Under the terms of this agreement, Magellan paid $10.0 million in cash consideration to Sopak for the repurchase of 9,264,637 shares of Magellan common stock, the repurchase of a warrant granting Sopak the right to purchase an additional 4,347,826 shares of Magellan common stock at an exercise price of $1.15 per share, and the repurchase of a registration rights agreement related to the repurchased shares and warrants. In addition, the Company obtained from both YEP (defined below) and Nikolay V. Bogachev, who served as a director of the Company until his resignation effective January 16, 2013, a release from all claims by those parties against Magellan or its assets. Sopak originally obtained its shares and warrant in September 2012 by exercising its rights under a pledge and security agreement between Sopak and Young Energy Prize S.A. ("YEP"), a Luxembourg entity affiliated with Mr. Bogachev.
As a result of this transaction, the Company repurchased 17% of its outstanding common stock and eliminated the significant potential dilutive impact of the related warrant at a price and at a time that the Company believes was attractive.

Separately, with regards to the Company's non-payment of required U.S. Federal tax withholdings in the course of its 2009 acquisition of an interest in NP from YEP I, SICAV-FES ("YEP I"), a defunct entity affiliated with Mr. Bogachev, the Company has concluded that it is unlikely that either YEP I or one of its successor entities will file its U.S. income tax return. Therefore, the Company has concluded that it will be liable to pay to the IRS between $0.6 million and $0.8 million and has started the disclosure process to that effect. This liability was recorded during the fiscal year ended June 30, 2012, and currently remains unpaid.
NASDAQ Deficiency Notice
On November 19, 2012, Magellan received notification from The NASDAQ Stock Market LLC ("NASDAQ") that Magellan was not in compliance with NASDAQ's minimum closing bid price requirement of at least $1.00 per share for the prior 30 consecutive business days. At that time, Magellan was granted a 180-day compliance period, in which it could cure the deficiency if the bid price for Magellan common stock closed at or above $1.00 per share for ten consecutive business days. On February 1, 2013, the Company received formal notification from NASDAQ that it had cured the deficiency as of January 31, 2013. The Company currently stands in full compliance with NASDAQ listing rules.
Annual General Meeting of Shareholders
On January 16, 2013, the Company held its Annual Meeting in Denver, Colorado. At the Annual Meeting, all proposals submitted to a vote of the Company's shareholders were approved by the requisite number of votes. Shareholders (i) elected Brendan MacMillan and Robert Mollah to serve three-year terms as members of the Board of Directors; (ii) approved a non-binding advisory resolution to approve the compensation of the Company's named executive officers; (iii) approved the 2012 Stock Incentive Plan; and (iv) ratified the appointment of EKS&H LLLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2013.
As disclosed in the Company's definitive proxy statement (the "Proxy Statement") filed with the SEC on December 7, 2012, for the Annual Meeting, there was a proposal to remove for cause Nikolay V. Bogachev as a director. However, as Mr. Bogachev resigned as a director of the Company effective as of the date of the Annual Meeting, this proposal was not submitted at the annual meeting.
Voluntary ASX Delisting
On December 28, 2012, Magellan initiated the process to voluntary delist its shares from trading on the Australian Securities Exchange (the "ASX"). The Company's shares have traded on the ASX in the form of CHESS Depository Interests since Magellan's 2006 acquisition of MPAL. Delisting from the ASX is expected to be completed on March 28, 2013. In addition, Magellan is in the process of amending the legal status of MPAL and has changed MPAL's Board of Directors and eliminated the related compensation structure. As a result of these initiatives, Magellan expects to realize annual savings of approximately $0.3 million.
HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended December 31, 2012, the Company progressed a number of initiatives for its operational assets to evaluate and determine the potential of its oil and gas properties.
Poplar (Montana, USA)
Magellan 100% operated intervals. During the three months ended December 31, 2012, Magellan sold 17 Mbbls of oil attributable to its net revenue interests in Poplar, compared to 19 Mbbls of oil sold during the same period in 2011. These results represent an 11% decrease in average daily sales for the year from 209 boepd to 190 boepd. The decrease in production was primarily the result of workovers and experimentation with water shutoff treatments in the current period that temporarily interrupted production from certain wells.
During this period, Magellan focused heavily on advancing its plans for a CO2-enhanced oil recovery project ("CO2-EOR") in the Charles Formation at Poplar. The Company worked with various governmental agencies, including the Bureau of Land Management and the Bureau of Indian Affairs, to permit the drilling of five wells as part of a pilot CO2-EOR project. Permitting is ongoing and is expected to be completed in the third or fourth quarter of fiscal year 2013. In parallel to the permitting process, Magellan has been evaluating various options for the CO2 supply for its pilot project.
Magellan also remained focused on evaluating the potential of production enhancing technologies on Poplar's existing producing wells. In particular, Magellan experimented extensively with water shutoff technologies, which have the potential to significantly increase oil production from a single well while significantly reducing water production. On the EPU 104 well, Magellan successfully executed a water shutoff treatment in December 2012. Prior to the water shutoff treatment, this well produced approximately 8 bopd and 1,050 bwpd. After the treatment, the EPU 104 now produces at an average rate of 65 bopd and 330 bowd. Following these encouraging results, management has identified a number of other wells to test further the impact of this water shutoff technology and will continue to invest in these treatments over the coming two fiscal quarters.
VAALCO operated intervals. Under the terms of the Lease Purchase and Sale and Participation Agreement signed with VAALCO in September 2011 (the "VAALCO PSA"), VAALCO was obligated to drill and complete at their own expense three test wells in the deeper formations at Poplar in order to earn a 65% working interest in these formations. As of December 31, 2012,

VAALCO had drilled and completed two wells, including one horizontal well targeting the Bakken/Three Forks Formation, and spud a third vertical well, the EPU 125, targeting the Nisku Formation, which VAALCO reports should be completed in the third quarter of fiscal year 2013.
Based on the inconclusive results of the first two test wells and Magellan's desire to use those two well bores for further exploration and/or potential salt water disposal, in December 2012, Magellan renegotiated certain terms of the VAALCO PSA. Under the revised terms, Magellan (i) has obtained a 100% working interest in the first two wells, the EPU 133-H and the EPU 120; and (ii) has increased its working interest in the lands associated with the deeper formations at Poplar from 35% to 50%. Magellan's interest in the lands associated with the third obligation well remains 35%.
Australia
Palm Valley. The Palm Valley gas field, which is operated by MPAL, produced a gross average of approximately 0.7 MMcf/d of natural gas for sale for the three months ended December 31, 2012, compared to 4.5 MMcf/d during the same period in 2011. Gas sales volumes at Palm Valley decreased due to the termination of the gas sales contract with Northern Territory Power and Water Corporation (the "PWC Contract") during January 2012. Gas volumes during the three months ending December 31, 2012, were sold under a long-term gas sales contract with Santos. To date, gas volumes sold under this arrangement have been significantly lower than under the PWC Contract, although volumes are expected to increase by fiscal year 2015 to levels similar to, and at prices significantly higher than, those realized under the PWC Contract.
Dingo. During the three months ended December 31, 2012, the Company continued its marketing efforts to identify and attract long-term customers for Dingo's gas resources. The Company is currently in talks with potential customers. In parallel to the marketing efforts, Magellan commissioned a pre-front end engineering and design study to evaluate the cost and logistics of installing gas treatment facilities and tying the Dingo field into the existing pipeline infrastructure near Alice Springs.
NT/P82. In December 2012, Magellan successfully conducted, via a third-party contractor, a 3-D and 2-D seismic survey over its NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia. The seismic recording vessel Voyager Explorer, operated by Seabird Exploration FZ-LLC, acquired a total of 76 square miles of full fold 3-D data and 65 miles of 2-D full fold data. The survey was completed on time and approximately $0.5 million below budget. Currently, the seismic data is being processed by CGGVeritas. The results of processing and interpreting the seismic data are expected to be available in or around May 2013.
United Kingdom
Celtique Energie Operated Licenses. In southern England, Magellan and Celtique Energie each own a 50% working interest in four licenses (PEDL 231, 232, 234, and 243) covering a gross total of approximately 270,000 acres in the central portion of the Weald Basin. Licenses will expire on June 30, 2014, unless extended. During the three months ended December 31, 2012, Magellan, in conjunction with Celtique, focused on potential well site locations and evaluating the prospects for an exploratory well in one of these licenses. Such a well would serve to assess the hydrocarbon potential of the Kimmeridge and Liassic Formations which are considered to have significant unconventional hydrocarbon potential. Furthermore, there have been certain favorable developments regarding the potential development of unconventional resources in the United Kingdom, which may have a positive impact on the value of Magellan's acreage position there. In December 2012, the Department of Energy and Climate Change allowed Cuadrilla Resources to resume its exploratory hydraulic fracturing activities in Lancashire, and the U.K. government announced plans to better exploit its unconventional gas resources.
Northern Petroleum-Operated Licenses. In the Weald and Wessex Basins, Magellan owns working interests of between 23% and 40% in five licenses operated by Northern Petroleum (PEDL 126, 155, 240, and 256 and P1916), which expire between June 2014 and January 2016. During the three months ended December 31, 2012, the Markwells Wood-1 well drilled in 2011 remained temporarily suspended following a long-term production test conducted during fiscal year 2012. During the same period, the Company continued to evaluate the exploration options for its most recently acquired license, P1916, which lies offshore, west of the Isle of Wight, and is prospective for a Wytch Farm extension play.
Magellan Operated Licenses. In the Weald Basin, Magellan owns a 100% interest in two licenses (PEDL 137 and 246), which expire in September 2013 and June 2014, respectively. During the period ended December 31, 2012, the Company actively pursued a farm-in partner for the drilling of an exploration well on the Horse Hill prospect in PEDL 137, for which the Company has obtained Planning Permission from the Surrey County Council.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our activities from cash from operations and our existing cash balance. In the future the Company intends to fund the implementation of its strategy through existing cash balances and through a prioritization of assets, which may include farm-outs and partial or total divestitures of some of the Company's international assets, as well as the potential cash infusion through debt or the issuance of equity or hybrid securities. The Company has limited capital expenditure obligations related to its leases and licenses, which allow for significant flexibility in the use of its capital resources. Based on its existing cash position and the various alternative sources of funds generally available to the Company, the Company believes it has sufficient financial resources to fund its ongoing operations and to finance projects that will further establish the full value of its assets.
Uses of Funds
Capital Expenditures Plans. At Poplar, the Company does not face significant mandatory capital expenditure requirements to maintain its acreage position. Substantially all of the leases are held by production and contain producing wells with reserves adequate to sustain multi-year production. Approximately 80% of the acreage has been unitized as a Federal Exploratory Unit, which is held by production from any one well. Currently, Poplar contains 34 producing wells. In the shallow intervals, which are 100% owned and operated by the Company, discretionary capital expenditure plans over the next two years will be determined by the results of ongoing engineering and technical analysis and capital resources. In fiscal year 2013, the Company intends to evaluate the potential of CO2-EOR in the Charles Formation at Poplar by drilling a five-well pilot, including one CO2 injector well and four producing wells. Magellan expects to incur approximately $10.0 million in capital drilling costs on these wells. Timing of the drilling of these wells will depend on the permitting process, weather, and the availability of drilling rigs and other necessary resources. The four producing wells are designed to yield conventional oil production from the Charles Formation in addition to enhanced production as a result of the CO2-EOR. As such, these four wells will constitute a portion of the wells to be drilled in the projections of our proved undeveloped reserves reported at June 30, 2012.
In the deeper intervals, which are operated by VAALCO and in which the Company generally has a 50% working interest as a result of the VAALCO PSA renegotiations, capital expenditures will be determined by the results of the third test well that VAALCO is obligated to complete in 2013 and additional evaluation work to be conducted by Magellan on the first two wells, which are now 100% owned by the Company.
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
In the Bonaparte Basin, offshore Australia, the Company holds a 100% interest in the NT/P82 Exploration Permit. In December 2012, the Company, using a third party contractor, conducted a 3-D and 2-D seismic survey over the permit area. As of December 31, 2012, approximately $4.0 million of exploration expense related to the NT/P82 seismic survey and associated processing and interpretation remain to be paid over the next twelve month period. Of the $4.0 million, $3.3 million has been incurred to date and recorded as exploration expense in the condensed consolidated statement of operations for the six months ended December 31, 2012.
In the United Kingdom, the Company's interests are governed by various Petroleum Exploration and Development Licenses. The majority of these licenses expire in 2014, and all are subject to "drill-or-drop" terms.
Contractual Obligations. As of December 31, 2012, the Company is committed to make future payments for seismic data survey services under the Seabird Agreement of approximately $4.0 million within the next twelve month period. Please refer to the contractual obligations table in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2012, for information on all other material contractual obligations.
Share Repurchase Program. On September 24, 2012, the Company announced that its Board of Directors had approved a stock repurchase program whereby the Company is authorized to repurchase up to a total of $2.0 million in shares of its common stock. As of December 31, 2012, $1.9 million remained authorized for stock repurchases under this program. See Issuer Purchases of Equity Securities under Part II, Item 2 of this report for additional information.
Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $31.7 million of cash and cash equivalents as of December 31, 2012, compared to $41.2 million as of June 30, 2012. Following the completion of the Collateral Purchase Agreement with Sopak in January 2013, the Company's cash balances were reduced by $10.0 million.

The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash balances totaled $1.6 million as of December 31, 2012, with the remaining $30.1 million held in cash equivalents with maturities of 90 days or less. In the United States cash equivalents were held in U.S. Treasury notes and totaled $14.0 million, and in Australia cash equivalents were held in several time deposit accounts totaling $16.1 million.
Due to the international nature of its operations, the Company is exposed to certain legal and tax constraints in matching the capital needs of its assets and its cash resources. As of December 31, 2012, $16.5 million of the Company's consolidated cash and cash equivalents, representing 52% of the total, were deposited in accounts held by MPAL. To the extent that the Company repatriates cash amounts from MPAL to the U.S., the Company will potentially be liable for incremental U.S. Federal and state income tax, which may be reduced by the U.S. Federal and state net operating loss and foreign tax credit carry forwards available to the Company at that time.
Existing Credit Facilities. A summary of the Company's existing credit facilities and borrowing base is as follows:

	December 31, 2012	June 30, 2012
	(In thousands)
Outstanding borrowings:
Term loan	$606	$870
Line of credit	185	50
Total	$791	$920
The Company, through its wholly owned subsidiary NP, maintains its only credit facility with Jonah Bank of Wyoming. As of December 31, 2012, $0.2 million of the $1.0 million Line of Credit was drawn, $25 thousand secured business credit cards used by NP, $25 thousand secured a Line of Credit in favor of the Bureau of Land Management, and $0.8 million remained available to borrow. As of December 31, 2012, NP was in compliance with its financial covenants as set forth in the term loan agreement. The credit facility is collateralized by a first mortgage and an assignment of production from Poplar and are guaranteed by the Company up to $6.0 million but not to exceed the amount of the principal owed, which was $0.8 million as of December 31, 2012.
Other Sources of Financing. In addition to its cash and existing credit facility, the Company has various alternatives to fund the development of its assets. These alternatives could potentially include entering into a corporate credit facility, a reserve-based loan facility, a farm-out of a portion of the development program of some of the Company's assets, and issuances of new shares to equity investors or hybrid equity securities to potential investors.
Cash Flows
The following table presents the Company's cash flow information for the six months ended:

	December 31,
	2012	2011
	(In thousands)
Cash (used in) provided by:
Operating activities	$(9,014)	$(7,852)
Investing activities	(1,070)	9,305
Financing activities	(266)	(2,940)
Effect of exchange rate changes on cash and cash equivalents	839	(106)
Net decrease in cash and cash equivalents	$(9,511)	$(1,593)
Cash used in operating activities during the six months ended December 31, 2012, was $9.0 million, compared to cash used of $7.9 million for the same period in 2011. The increase in cash used in operating activities primarily related to a decrease in revenues of $3.5 million, offset by a decrease in lease operating expenses of $2.6 million.
Cash used in investing activities during the six months ended December 31, 2012, was $1.1 million, compared to cash provided of $9.3 million for the same period in 2011. For the six months ended December 31, 2012, out of the $1.1 million used in investing activities, $0.4 million related to water shutoff treatments and $0.2 million related to the purchase of third party overriding royalty interests at Poplar. For the same period in 2011, $5.0 million in proceeds was received from the VAALCO PSA and a $10.9 million deposit related to the Evans Shoal Asset Sales Deed was refunded to the Company, both of which were partially offset by $0.8 million spent on the purchase of non-controlling interests in Poplar, $3.2 million in expenditures on the development of our assets, and a $2.6 million net investment in marketable securities.

Cash used in financing activities during the six months ended December 31, 2012, was $0.3 million, compared to cash used of $2.9 million for the same period in 2011. The increase in cash provided by financing activities for the six months ended December 31, 2012, related to the Company's $3.4 million purchase of the non-controlling interest in Poplar in the prior year period.
During the six months ended December 31, 2012, the effect of changes in foreign currency exchange rates positively impacted the translation of our AUD denominated cash and cash equivalent balances into USD and resulted in an increase of $0.8 million in cash and cash equivalents, compared to a decrease of $0.1 million for the same period in 2011.
NON-GAAP FINANCIAL MEASURES AND RECONCILIATION
Adjusted EBITDAX
We define Adjusted EBITDAX as net income (loss) attributable to Magellan, plus (i) depletion, depreciation, amortization, and accretion expense, (ii) exploration expense, (iii) stock based compensation expense, (iv) foreign transaction loss (gain), (v) impairment expense, (vi) loss (gain) on sale of assets, (vii) net interest income, (viii) other expense, (ix) income tax benefit, and (x) net income attributable to non-controlling interest in subsidiaries. Adjusted EBITDAX is not a measure of net income or cash flow as determined by accounting principles generally accepted in the United States ("GAAP") and excludes certain items that we believe affect the comparability of operating results.
Our Adjusted EBITDAX measure provides additional information that may be used to better understand our operations. Adjusted EBITDAX is one of several metrics that we use as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company's financial performance, such as the historic cost of depreciable and depletable assets. Adjusted EBITDAX, as used by us, may not be comparable to similarly titled measures reported by other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance and is one of many metrics used by our management team and by other users of our consolidated financial statements. For example, Adjusted EBITDAX can be used to assess our operating performance and return on capital in comparison to other independent exploration and production companies without regard to financial or capital structure, and to assess the financial performance of our assets and our company without regard to historical cost basis and items affecting the comparability of period to period operating results.
The following table provides a reconciliation of net loss to Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Net loss attributable to Magellan Petroleum Corporation	$(7,285)	$(4,557)	$(12,594)	$(3,617)
Depletion, depreciation, amortization, and accretion expense	332	366	649	841
Exploration expense	4,094	1,006	4,716	1,994
Stock based compensation expense	261	491	606	886
Foreign transaction loss (gain)	36	136	36	(426)
Impairment expense	—	—	890	—
Loss (gain) on sale of assets	—	98	—	(4,010)
Net interest income	(258)	(119)	(479)	(390)
Other expense	127	—	112	—
Income tax benefit	(321)	(198)	(658)	—
Net income attributable to non-controlling interest in subsidiary	—	—	—	(15)
Adjusted EBITDAX	$(3,014)	$(2,777)	$(6,722)	$(4,737)

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED DECEMBER 31, 2012, AND 2011
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the three months ended:

	December 31,
	2012	2011	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	17	19	(2)	(11)%

Palm Valley gas (MMcf)	62	208	(146)	(70)%
Mereenie oil (Mbbls)	—	9	(9)	(100)%
Total Australia sales (Mboe)	10	39	(29)	(74)%

Net sales by product:
Oil (Mbbls)	17.47	27.62	(10.15)	(37)%
Gas (MMcf)	61.67	208.19	(146.52)	(70)%

Consolidated sales (Mboe)	27.75	58.00	(30.25)	(52)%
Consolidated sales (boepd)	301.63	630.43	(328.80)	(52)%
Sales volume for the three months ended December 31, 2012, totaled 28 Mboe (302 boepd), compared to 58 Mboe (630 boepd) sold in the prior year period, a decrease of 52%. Sales volume by product for the three months ended December 31, 2012, was 63% oil and 37% gas, compared to 48% oil and 52% gas in the prior year period. At Poplar, the decrease in production was primarily the result of workovers and experimentation with water shutoff treatments in the current period that temporarily interrupted production from certain wells. Gas sales volumes at Palm Valley decreased due to the termination of the 25-year PWC Contract in January 2012. Gas volumes during this period were sold under a long-term gas sales contract with Santos. To date, gas volumes sold under this arrangement have been significantly lower than under the PWC Contract, although volumes are expected to increase by fiscal year 2015 to levels similar to those realized under the PWC Contract. Following Magellan's divestiture in May 2012 of its interests in Mereenie under the terms of the Santos SA, the Company has ceased to report sales volumes from this asset.
Oil and Gas Prices
The following table presents the average realized oil and gas prices for the three months ended:

	December 31,
	2012	2011	Difference	Percent change
Average realized price:
Poplar (USD/bbl)	82.53	85.75	(3.22)	(4)%
Palm Valley (AUD/Mcf)	4.78	2.32	2.46	106%
Mereenie oil (AUD/bbl)	—	117.97	(117.97)	(100)%
Consolidated (USD/boe)	62.99	55.16	7.83	14%
The average realized price for the three months ended December 31, 2012, was $63/boe compared to $55/boe in the prior year period, an increase of 14%. At present, the Company does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar decreased by 4% as a result of decreased benchmark pricing (WTI). The average realized gas price from Palm Valley increased by 106%, which reflects higher prices realized under the current long-term gas sales contract with Santos relative to the 25-year PWC Contract that terminated in January 2012.

Revenues
The following table presents revenues for the three months ended:

	December 31,
	2012	2011	Difference	Percent change
	(In thousands)
Consolidated net revenue by source (USD):
Poplar	$1,442	$1,652	$(210)	(13)%
Palm Valley	306	501	(195)	(39)%
Mereenie	—	1,049	(1,049)	(100)%
Total	$1,748	$3,202	$(1,454)	(45)%

MPAL net revenue by source (AUD):
Palm Valley	$295	$483	$(188)	(39)%
Mereenie	—	1,017	(1,017)	(100)%
Total	$295	$1,500	$(1,205)	(80)%

Consolidated net revenues by type (USD):
Oil	$1,442	$2,701	$(1,259)	(47)%
Gas	306	501	(195)	(39)%
Total	$1,748	$3,202	$(1,454)	(45)%
Revenues for the three months ended December 31, 2012, totaled $1.7 million, compared to $3.2 million in the prior year period, a decrease of 45%. The $1.5 million decrease in revenue was primarily due to the sale of Magellan's interest in the Mereenie oil and gas field to Santos in May 2012 as well as production volume declines at Poplar and Palm Valley.
Operating and Other Expenses
The following table presents operating expenses for the three months ended:

	December 31,
	2012	2011	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$1,665	$3,259	$(1,594)	(49)%
Depletion, depreciation, amortization, and accretion	$332	$366	$(34)	(9)%
Exploration	$4,094	$1,006	$3,088	307%
General and administrative	$3,394	$3,347	$47	1%

Selected operating expenses (USD/boe):
Lease operating	$60	$56	$4	7%
Depletion, depreciation, amortization, and accretion	$12	$6	$6	100%
Exploration	$148	$17	$131	771%
General and administrative	$122	$58	$64	110%
Lease Operating Expenses. Lease operating expenses decreased $1.6 million to $1.7 million, or $60/boe, during the three months ended December 31, 2012. At Poplar, lease operating expenses decreased by approximately $0.4 million due to decreased workover activity in the current period, during which time Magellan executed a focused water shutoff treatment evaluation on selected wells (see Highlights of Operational Activities for further details). At MPAL, lease operating expenses decreased by approximately $1.2 million primarily because MPAL recorded no lease operating expenses related to the Mereenie oil and gas field, that was sold to Santos in May 2012 under the terms of the Santos SA.

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the three months ended:

	December 31,
	2012	2011	Difference	Percent change
	(In thousands)
Depreciation and Amortization	$168	$116	$52	45%
Depletion	124	91	33	36%
ARO accretion	40	159	(119)	(75)%
Total	$332	$366	$(34)	(9)%
Depletion, depreciation, amortization, and accretion expenses decreased $34 thousand to $332 thousand, or $12/boe, during the three months ended December 31, 2012. Accretion expense decreased as a result of the disposal of the Mereenie interests in the Santos SA which consequently reduced AROs. Disposal of oil and gas properties in the same transaction also resulted in decreased depletion expense compared to the prior year period at MPAL.
Exploration Expenses. Exploration expenses increased by $3.1 million to $4.1 million, or $148/boe, during the three months ended December 31, 2012. The $3.1 million increase primarily related to MPAL's 2-D and 3-D seismic exploration costs incurred in the Bonaparte Basin of Australia relating to our NT/P82 Exploration Permit during the three months ended December 31, 2012.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	December 31,
	2012	2011	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation and foreign transaction (gain) loss)	$3,097	$2,720	$377	14%
Stock based compensation	261	491	(230)	(47)%
Foreign transaction gain	36	136	(100)	(74)%
Total	$3,394	$3,347	$47	1%
General and administrative expenses for the three months ended December 31, 2012, remained comparable to the prior year period. General and administrative expenses, excluding stock based compensation and foreign transaction gains, increased by $0.4 million to $3.1 million, or $112/boe during the three months ended December 31, 2012. This increase is primarily the result of $0.4 million in increased salaries and benefits related to new employees at the Company's Denver headquarters, $0.2 million in increased consulting costs, and $0.1 million in increased Board and Board consultant expenses, partially offset by $0.3 million in reduced legal expenses relative to the prior year period. Following the completion of the Santos SA in May 2012, foreign transaction losses and gains are expected to be minimal in the future.

COMPARISON OF RESULTS BETWEEN THE SIX MONTHS ENDED DECEMBER 31, 2012, AND 2011
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the six months ended:

	December 31,
	2012	2011	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	36	34	2	6%

Palm Valley gas (MMcf)	102	403	(301)	(75)%
Mereenie oil (Mbbls)	—	19	(19)	(100)%
Total Australia sales (Mboe)	17	84	(67)	(80)%

Net sales by product:
Oil (Mbbls)	35.91	53.30	(17.39)	(33)%
Gas (MMcf)	102.32	403.03	(300.71)	(75)%

Consolidated sales (Mboe)	52.96	118.00	(65.04)	(55)%
Consolidated sales (boepd)	287.83	640.00	(352.17)	(55)%
Sales volume for the six months ended December 31, 2012, totaled 53 Mboe (288 boepd), compared to 118 Mboe (640 boepd) sold in the prior year period, a decrease of 55%. Sales volume by product for the six months ended December 31, 2012, was 68% oil and 32% gas, compared to 45% oil and 55% gas in the prior year period. At Poplar, the increase in production was primarily the result of constrained production in the prior year period caused by the temporary suspension of one of Poplar's salt water disposal wells, which resulted in the temporary shut in of several producing wells. Gas sales volumes at Palm Valley decreased due to the termination of the 25-year PWC Contract in January 2012. Gas volumes during this period were sold under a long-term gas sales contract with Santos. To date, gas volumes sold under this arrangement have been significantly lower than under the PWC Contract, although volumes are expected to increase by fiscal year 2015 to levels similar to those realized under the PWC Contract. Following Magellan's divestiture in May 2012 of its interests in Mereenie under the terms of the Santos SA, the Company has ceased to report sales volumes from this asset.
Oil and Gas Prices
The following table presents the average realized oil and gas prices for the six months ended:

	December 31,
	2012	2011	Difference	Percent change
Average realized price:
Poplar (USD/bbl)	80.82	84.52	(3.70)	(4)%
Palm Valley (AUD/Mcf)	4.77	2.31	2.46	106%
Mereenie oil (AUD/bbl)	—	154.76	(154.76)	(100)%
Consolidated (USD/boe)	64.37	59.19	5.18	9%
The average realized price for the six months ended December 31, 2012, was $64/boe compared to $59/boe in the prior year period, an increase of 9%. At present, the Company does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar decreased by 4% as a result of decreased benchmark pricing (WTI). The average realized gas price from Palm Valley increased by 106%, which reflects higher prices realized under the current long-term gas sales contract with Santos relative to the 25-year PWC Contract which terminated in January 2012.

Revenues
The following table presents revenues for the six months ended:

	December 31,
	2012	2011	Difference	Percent change
	(In thousands)
Consolidated net revenue by source (USD):
Poplar	$2,902	$2,876	$26	1%
Palm Valley	507	970	(463)	(48)%
Mereenie	—	3,120	(3,120)	(100)%
Other	—	(28)	28	—%
Total	$3,409	$6,938	$(3,529)	(51)%

MPAL net revenue by source (AUD):
Palm Valley	$488	$931	$(443)	(48)%
Mereenie	—	2,987	(2,987)	(100)%
Total	$488	$3,918	$(3,430)	(88)%

Consolidated net revenues by type (USD):
Oil	$2,902	$5,996	$(3,094)	(52)%
Gas	507	976	(469)	(48)%
Other	—	(34)	34	(100)%
Total	$3,409	$6,938	$(3,529)	(51)%
Revenues for the six months ended December 31, 2012, totaled $3.4 million, compared to $6.9 million in the prior year period, a decrease of 51%. The $3.5 million decrease in revenue was primarily due to the sale of Magellan's interest in the Mereenie oil and gas field to Santos in May 2012.
Operating and Other Expenses
The following table presents operating expenses for the six months ended:

	December 31,
	2012	2011	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$3,716	$6,277	$(2,561)	(41)%
Depletion, depreciation, amortization, and accretion	$649	$841	$(192)	(23)%
Exploration	$4,716	$1,994	$2,722	137%
General and administrative	$7,057	$5,858	$1,199	20%

Selected operating expenses (USD/boe):
Lease operating	$70	$53	$17	32%
Depletion, depreciation, amortization, and accretion	$12	$7	$5	71%
Exploration	$89	$17	$72	424%
General and administrative	$133	$50	$83	166%
Lease Operating Expenses. Lease operating expenses decreased $2.6 million to $3.7 million, or $70/boe, during the six months ended December 31, 2012. At Poplar, lease operating expenses increased by approximately $0.2 million due to increased workovers and maintenance activity compared to the same period in the prior year, a portion of which activity centered on a focused water shutoff treatment evaluation on selected wells (see Highlights of Operational Activities for further details). At MPAL, lease operating expenses decreased by $2.8 million primarily because MPAL recorded no lease operating expenses related to the Mereenie oil and gas field, which was sold to Santos in May 2012 under the terms of the Santos SA.

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the six months ended:

	December 31,
	2012	2011	Difference	Percent change
	(In thousands)
Depreciation and Amortization	$182	$224	$(42)	(19)%
Depletion	244	300	(56)	(19)%
ARO accretion	223	317	(94)	(30)%
Total	$649	$841	$(192)	(23)%
Depletion, depreciation, amortization, and accretion expenses decreased $192 thousand to $649 thousand, or $12/boe, during the six months ended December 31, 2012. Accretion expense decreased as a result of the disposal of the Mereenie interests in the Santos SA which consequently reduced AROs. Disposal of oil and gas properties in the same transaction also resulted in decreased depletion expense compared to the prior year period at MPAL.
Exploration Expenses. Exploration expenses increased by $2.7 million to $4.7 million, or $89/boe, during the six months ended December 31, 2012. The $2.7 million increase primarily related to MPAL's 2-D and 3-D seismic exploration costs incurred in the Bonaparte Basin of Australia relating to our NT/P82 Exploration Permit during the six months ended December 31, 2012.
General and Administrative Expenses. The following table presents general and administrative expenses for the six months ended:

	December 31,
	2012	2011	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation and foreign transaction (gain) loss)	$6,415	$5,398	$1,017	19%
Stock based compensation	606	886	(280)	(32)%
Foreign transaction loss (gain)	36	(426)	462	(108)%
Total	$7,057	$5,858	$1,199	20%
General and administrative expenses increased $1.2 million to $7.1 million, or $133/boe, during the six months ended December 31, 2012. General and administrative expenses, excluding stock based compensation and foreign transaction losses and gains, increased by $1.0 million to $6.4 million, or $121/boe. This increase is due primarily to a $0.8 million accrual for severance costs payable to a former employees pursuant to the terms of their employment agreement, $0.7 million in increased salaries, benefits, and bonuses to employees following the recruitment of additional employees to improve the Company's ability to develop its projects, and $0.3 million in increased consulting, partially offset by $0.5 million in decreased legal expenses, $0.2 million in decreased accounting expenses, and $0.1 million in decreased rent due to the relocation of MPAL into more economical office space. Following the completion of the Santos SA in May 2012, foreign transaction losses and gains are expected to be minimal in the future.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

FORWARD LOOKING STATEMENTS
Our disclosure and analysis in this report contains forward looking statements that involve risks and uncertainties. Our forward looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management's plans and objectives, future contracts, and forecasts of trends and other matters. Forward looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as "anticipate", "estimate", "expect", "believe", "will likely result", "outlook", "project", and other words and expressions of similar meaning. No assurance can be given that the results expressed or implied in any forward looking statements will be achieved, and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.
Among these risks and uncertainties are: (i) whether the Company can successfully achieve cost savings while delivering revenue growth; (ii) whether the workovers, recompletions, water shutoff technologies, CO2-EOR initiatives, and other drilling at Poplar will result in increased production and cash generation and/or will otherwise successfully assist in the development of Poplar; (iii) the production levels from the properties in which the Company, through its subsidiaries, have interests, the recoverable reserves at those properties, and the prices that will ultimately be applied to the sale of such reserves; (iv) operational risks in exploration, development, and production; (v) delays or changes in plans with respect to exploration or development projects or capital expenditures; (vi) risks associated with equipment procurement and equipment failure; (vii) whether seismic data will confirm the resource potential of the NT/P82 permit; (viii) fluctuations in oil and gas prices; (ix) whether the repurchase of the shares and the warrant from Sopak will impact our share value or shareholders; and (x) access to capital markets and other uncertainties related to funding.
For a more complete discussion of the risk factors that may apply to any forward looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") of the Company's Form 10-K for the fiscal year ended June 30, 2012. Any forward looking statements provided in this report should be considered with these factors in mind. The Company assumes no obligation to update any forward looking statements contained in this report, whether as a result of new information, future events, or otherwise, except as required by securities laws.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investments in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar and the exchange rates between the U.S. dollar and the British pound have changed in recent periods and may fluctuate substantially in the future. Any appreciation of the U.S. dollar against the Australian dollar is likely to have a negative impact on our revenue, operating income, and net income. Because of our United Kingdom development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in British pounds. Accordingly, any material appreciation of the British pound against the Australian and U.S. dollars could have a negative impact on our business, operating results, and financial condition.
For the three months ended December 31, 2012, oil sales represented approximately 82% of total oil and gas revenues. Based on the current three month’s sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.1 million. Gas sales, which represented approximately 18% of total oil and gas revenues in the current three month period, are derived primarily from the Palm Valley field in the Northern Territory of Australia, where the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index for the three months ended December 31, 2012.
At December 31, 2012, the value of our investments in securities available for sale was $0.1 million.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings discussion in our Form 10-K for the fiscal year ended June 30, 2012, in response to Item 3 of Part I of such Form 10-K.

ITEM 1A RISK FACTORS

Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, operating results, or cash flows. There have been no material changes from the Risk Factors described in such Form 10-K. However, those Risk Factors continue to be relevant to an understanding of our business, financial condition, operating results, and cash flows, and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES
On December 4, 2012, the Company granted inducement equity awards outside of the Company's 1998 Stock Plan to two new employees in accordance with NASDAQ Listing Rule 5635(c)(4). The awards were granted as inducements material to the employees' entering into employment with the Company.
The awards consisted of non-qualified options to purchase a total of 82,500 unregistered shares of the Company's common stock (the "Shares") with a ten-year term and an exercise price equal to $0.789 per share, the NASDAQ closing price of the Company's common stock on the grant date. The options are non-transferable except under limited circumstances. The Shares (absent registration prior to the exercise of the options) will be restricted securities subject to the provisions of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The options were, and the Shares will be (absent registration prior to the exercise of the options), privately placed pursuant to the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act. The facts relied upon to make the exemption under Section 4(2) of the Securities Act available were the limited manner of the private placement and the restrictions on transferability of the securities.
The options are scheduled to vest one third on the grant date, the second one third on the first anniversary of the grant date, and the final one third on the second anniversary of the grant date. The vesting of the options will be contingent upon the respective employee's continued employment with the Company, subject to acceleration upon certain events.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information about purchases of the Company's common stock by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number or Dollar Value of Shares that May Yet be Purchased Under the Program (1)
October 1, 2012 - October 31, 2012	—	$—	—	$2,000,000
November 1, 2012 - November 30, 2012	149,539	$0.916	149,539	$1,863,022
December 1, 2012 - December 31, 2012	—	$—	—	$1,863,022
Total	149,539	$0.916	149,539
(1) On September 24, 2012, the Company announced that its Board of Directors had approved a stock repurchase program whereby the Company is authorized to repurchase up to a total of $2.0 million in shares of its common stock. This authorization will expire on August 21, 2014. The shares may be repurchased from time to time in open market or privately negotiated transactions, subject to market conditions and other factors, including compliance with securities laws. Stock repurchases may be funded with existing cash balances or internal cash flow. The stock repurchase program may be suspended or discontinued at any time. Through December 31, 2012, the Company had purchased 149,539 shares of its common stock under this program at an average price of $0.916 per share, or a total cost of $137 thousand, all of which shares are being held in treasury at cost.

ITEM 6 EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference into this report:

2.1 *
Amendment dated December 11, 2012 to Lease Purchase and Sale and Participation Agreement among Magellan Petroleum Corporation, Nautilus Poplar LLC, and VAALCO Energy (USA), Inc., dated as of September 6, 2011 (filed for the purpose of providing an amendment document to such previously filed agreement).

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

3.6	By-Laws, as amended on November 6, 2012 (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).
10.1
Agreement for 2-D and 3-D Data Acquisition Services dated October 26, 2012, between Magellan Petroleum (Offshore) PTY LTD and Seabird Exploration FZ LLC (filed as Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference).

10.2 +
Collateral Purchase Agreement dated January 14, 2013 between Sopak AG and Magellan Petroleum Corporation (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference).

10.3 +
Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference).

10.4 *+	Amendment dated as of November 6, 2012 to Employment Agreement between Magellan Petroleum Corporation and J. Thomas Wilson dated November 2, 2011.
31.1 *	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 *	Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 **	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer
(as Principal Financial and Accounting Officer)

Date:	February 11, 2013