Form 10-K/A
MAGELLAN PETROLEUM CORP /DE/
filed 2013-02-15
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 3)
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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

		PAGE

EXPLANATORY NOTE		3

ITEM
	PART III
ITEM 11	EXECUTIVE COMPENSATION	4
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19

	PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	23
Unless otherwise indicated, all dollar figures set forth herein are in United States currency. Amounts expressed in Australian currency are indicated as "AUD." Based on the exchange rate at September 1, 2012, AUD $1.00 equaled approximately U.S. $1.03.

EXPLANATORY NOTE

Magellan Petroleum Corporation (the "Company") is filing this Amendment No. 3 on Form 10-K/A (the "Amendment") to the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, that was originally filed on September 24, 2012, as previously amended by Amendments on Form 10-K/A filed on September 28, 2012 and October 29, 2012 (collectively, the "10-K"), for the purpose of amending disclosures in Part III, Item 11, including the Outstanding Equity Awards at Fiscal Year End table, and the Security Ownership of Management table in Part III, Item 12, to reflect certain transfers made by J. Thomas Wilson on May 8, 2012 of 370,902 shares of the Company's common stock and options to acquire a total of 468,750 shares of the Company's common stock, pursuant to a domestic relations order in connection with a marital dissolution proceeding, and to make other minor non-substantive text corrections. Such transfers by Mr. Wilson were exempt from reporting under Section 16 of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), pursuant to Rule 16a-12 thereunder. Pursuant to Rule 12b-15 under the Exchange Act, the complete text of Part III, Items 11 and 12, as amended, is included in this Amendment. In addition, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment, and pursuant to Rule 12b-15 the complete text of Part IV, Item 15, including the list of exhibits, as amended, is included in this Amendment.
Except as otherwise expressly set forth herein, this Amendment does not reflect events occurring after the original filing of the 10-K on September 24, 2012, or modify or update those disclosures in the 10-K that may be affected by subsequent events. This Amendment should be read in conjunction with the 10-K and the Company's other filings made with the U.S. Securities and Exchange Commission subsequent to the original filing of the 10-K, as information in such other filings may update or supersede certain information contained in the 10-K.

PART III

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
On September 27, 2011, Mr. Hastings elected to step aside as the Company's President/CEO, due to the Board's decision to relocate the Company's headquarters from Portland, Maine, to Denver, Colorado. Effective as of the same date, the Board appointed, at the recommendation of the CNG Committee, Mr. Hastings as the Company's Senior Advisor for Business Development pursuant to the terms of the Hastings Agreement as amended by an Employment Agreement Addendum ("Addendum"). Under the Addendum and as Senior Advisor for Business Development, Mr. Hastings was paid his current salary and was responsible for seeking out and assisting in the development of new ventures and business opportunities for the Company in a non-executive capacity. The original expiration date for the options awarded to Mr. Hastings under the Plan was December 11,2018, and the Addendum provided that in no event would the options expire before December 31, 2015, regardless of whether his employment with the Company should terminate before that date for any reason. Mr. Hastings' employment with the Company was discontinued effective July 16, 2012. See "Additional Information Regarding Executive Compensation - Employment Agreements with Our 2012 Named Executive Officers" below.
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
On May 8, 2012, one-half of each of the options previously granted to Mr. Wilson as discussed above were transferred by Mr. Wilson pursuant to a domestic relations order in connection with a marital dissolution proceeding. These transfers were exempt from reporting under Section 16 of the Exchange Act pursuant to SEC Rule 16a-12 thereunder.
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
The Wilson Agreement provides for an initial annual base salary of $349,459, subject to an annual cost of living increase beginning on July 1, 2012 and effective each January 1st thereafter, based on a formula that shall be adopted for all Company employees. During the term of the Wilson Agreement, Mr. Wilson will not be guaranteed a bonus but rather will be eligible to receive such bonus awards, if any, based on the Company's and Mr. Wilson's performance, as shall be determined by the Board in its sole discretion, after receipt of a recommendation by the CNG Committee. The Wilson Agreement confirms an award to Mr. Wilson of (i) options to acquire 250,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the grant date (one-half of which options have been subsequently transferred as discussed above); and (ii) 100,000 restricted shares of Common Stock (collectively, the "Equity Incentives").
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

(11)	Includes $9,423 in accrued additional salary for vacation days not taken.

Outstanding Equity Awards at Fiscal Year-End
The following table lists the outstanding equity awards as of June 30, 2012, for each of our NEOs:
Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
J. Thomas Wilson (1)	193,750	—	—	$1.20	7/1/2019	—	—	—	—
J. Thomas Wilson (1)	100,000	50,000	—	$2.24	4/1/2020	—	—	—	—
J. Thomas Wilson (1)	—	125,000	—	$1.08	11/7/2021	—	—	—	—
J. Thomas Wilson (1)	—	—	—	—	—	100,000	$110,000	—	—
William H. Hastings	2,712,500	—	—	$1.20	12/11/2018	—	—	—	—
Antoine J. Lafargue (2)	133,333	266,667	—	$1.84	8/2/2020	—	—	—	—
Antoine J. Lafargue (2)	200,000	400,000	—	$1.10	11/30/2021	—	—	—	—
Milam Randolph Pharo (3)	166,666	333,334	—	$1.13	11/30/2021	—	—	—	—

(1)
In connection with Mr. Wilson's appointment as the Company's President/CEO effective September 27, 2011, on November 7, 2011 Mr. Wilson was awarded (a) 250,000 non-qualified time-based stock options with an exercise price of $1.08 per share; and (b) 100,000 shares of time-based restricted stock. The stock options vest in two annual installments as follows: (i) 125,000 options vested on September 27, 2012; and (ii) 125,000 options are scheduled to vest on September 27, 2013. The restricted stock vests (and becomes non-forfeitable) in two annual installments as follows: (x) 50,000 shares of restricted stock vested on September 27, 2012; and (y) 50,000 shares of restricted stock are scheduled to vest on September 27, 2013. Prior to his appointment as President/CEO, Mr. Wilson was granted the following stock options: (a) 387,500 options granted on February 2, 2009 with an exercise price of $1.20 per share, all of which options were vested as of June 30, 2012; and (b) 300,000 options granted on April 1, 2010 with an exercise price of $2.24 per share, of which 200,000 options were vested as of June 30, 2012 and the remaining 100,000 options are scheduled to vest on April 1, 2013. The option share numbers included in this table reflect certain transfers made by Mr. Wilson on May 8, 2012 of one-half of each of the options previously granted to Mr. Wilson, pursuant to a domestic relations order in connection with a marital dissolution proceeding. These transfers were exempt from reporting under Section 16 of the Exchange Act pursuant to SEC Rule 16a-12 thereunder. The market value of the 100,000 shares of restricted stock that had not vested as of June 30, 2012 is based on the closing market price of $1.10 per share as reported by NASDAQ on June 29, 2012, the last trading day in the fiscal year ended June 30, 2012.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management
The following table sets forth the number of shares of the Company's Common Stock owned beneficially as of October 11, 2012, (unless another date is specified by footnote below) by each Director of the Company and each NEO listed in the Summary Compensation Table included in Item 11 above, and by all current Directors and current executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership*
Name of Individual or Group	Shares	Options	Percent of Class (1)
Donald V. Basso, Director (2)	77,900	116,666	**
Nikolay Bogachev, Director (3)	13,627,463	—	23.4%
William H. Hastings, Former President and Chief Executive Officer, former Director (4)	428,888	2,712,500	5.55%
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer (5)	—	666,666	**
Walter McCann, Director (6)	141,868	150,000	**
Robert J. Mollah, Director (7)	82,112	116,666	**
Ronald P. Pettirossi, Director (8)	113,875	94,791	**
Milam Randolph Pharo, Former Vice President - General Counsel and Secretary (9)	—	166,666	**
J. Robinson West, Director (10)	155,000	166,666	**
J. Thomas Wilson, President and Chief Executive Officer and Director (11)	527,902	356,250	1.63%
Directors and Executive Officers as a Group (a total of 10 persons)	14,776,120	1,834,371	27.65%

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

(11)
Mr. Wilson is the direct beneficial owner of 527,902 shares of the Company's Common Stock and holds options to acquire an aggregate of 468,750 shares, consisting of 406,250 time-based options and 62,500 performance-based options. Under SEC reporting rules, Mr. Wilson has acquired beneficial ownership of the shares of Common Stock underlying 62,500 performance-based options, which vested in full on March 2, 2010, and 293,750 of the time-based options, which vested in installments on February 2, 2010 (43,750 options), February 2, 2011 (43,750 options), April 1, 2011 (50,000 options), February 2, 2012 (43,750 options), April 1, 2012 (50,000 options), and September 27, 2012 (62,500 options). The remaining 112,500 time-based options are scheduled to vest in two tranches, with the first tranche of 50,000 options to vest on April 1, 2013, and the second tranche of 62,500 options to vest on September 27, 2013. The foregoing share and option amounts reflect certain transfers made by Mr. Wilson on May 8, 2012 of 370,902 shares of the Company's Common Stock and options to acquire an aggregate of 468,750 shares of the Company's Common Stock, pursuant to a domestic relations order in connection with a marital dissolution proceeding. These transfers were exempt from reporting under Section 16 of the Exchange Act pursuant to SEC Rule 16a-12 thereunder.
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

10.12+
First Amendment to the 1998 Stock Option Plan dated October 24, 2007 (filed as Exhibit 10(n) to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference)

10.13+
1998 Stock Incentive Plan, as amended and restated through September 28, 2010 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 13, 2010 and incorporated herein by reference)

10.14+
Form of Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and officers and directors (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 30, 2005 and incorporated herein by reference)

10.15+
Form of Amendment to Non-Qualified Stock Option Agreement between Magellan Petroleum Corporation and directors (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 15, 2008 and incorporated herein by reference)

10.16+
Employment Agreement between Magellan Petroleum Corporation and William H. Hastings, dated as of February 3, 2009 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 9, 2009 and incorporated herein by reference)

10.17+
Indemnification Agreement between Magellan Petroleum Corporation and William H. Hastings, dated as of February 3, 2009 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 9, 2009 and incorporated herein by reference)

10.18+
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and William H. Hastings, dated as of February 3, 2009 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on February 9, 2009 and incorporated herein by reference)

10.19+
Non-Qualified Stock Option Performance Award Agreement between Magellan Petroleum Corporation and William H. Hastings, dated as of February 3, 2009 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on February 9, 2009 and incorporated herein by reference)

10.20+
Employment Agreement Addendum between Magellan Petroleum Corporation and William H. Hastings, dated as of September 27, 2011 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 3, 2011 and incorporated herein by reference)

10.21
Warrant Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated July 9, 2009 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 14, 2009 and incorporated herein by reference)

10.22
Amended and Restated Warrant Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated March 11, 2010 (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference)

10.23
Registration Rights Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated July 9, 2009 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 14, 2009 and incorporated herein by reference)

10.24
First Amendment to Registration Rights Agreement among Magellan Petroleum Corporation, Young Energy Prize S.A., and YEP I, SICAV-FIS, dated as of October 14, 2009 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 19, 2009 and incorporated herein by reference)

10.25
Second Amendment to Registration Rights Agreement among Magellan Petroleum Corporation, Young Energy Prize S.A., and ECP Fund, SICAV-FIS, dated June 23, 2010 (filed as Exhibit 10(xx) to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference)

10.26+
Consulting Agreement between Magellan Petroleum Corporation and J. Thomas Wilson, dated July 9, 2009 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on July 14, 2009 and incorporated herein by reference)

10.27+
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and J. Thomas Wilson, dated July 9, 2009 (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on July 14, 2009 and incorporated herein by reference)

10.28+
Non-Qualified Stock Option Performance Award Agreement between Magellan Petroleum Corporation and J. Thomas Wilson, dated July 9, 2009 (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on July 14, 2009 and incorporated herein by reference)

10.29+
Employment Agreement between Magellan Petroleum Corporation and J. Thomas Wilson dated November 2, 2011 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K/A filed on November 16, 2011 and incorporated herein by reference)

10.30+
Indemnification Agreement between Magellan Petroleum Corporation and J. Thomas Wilson dated November 2, 2011 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K/A filed on November 16, 2011 and incorporated herein by reference)

10.31+
Nonqualified Stock Option Award Agreement between Magellan Petroleum Corporation and J. Thomas Wilson dated November 16, 2011 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K/A filed on November 16, 2011 and incorporated herein by reference)

10.32+
Restricted Stock Award Agreement between Magellan Petroleum Corporation and J. Thomas Wilson dated November 16, 2011 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K/A filed on November 16, 2011 and incorporated herein by reference)

10.33
First Amended and Restated Operating Agreement of Nautilus Poplar, LLC among Nautilus Technical Group, LLC, White Bear, LLC, YEP I, SICAV-FIS, and Eastern Rider, LLC dated as of October 14, 2009 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 19, 2009 and incorporated herein by reference)

10.34+
Employment Agreement between Magellan Petroleum Corporation and Susan M. Filipos, dated as of September 28, 2009 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 7, 2010 and incorporated herein by reference)

10.35+
Employment Agreement between Magellan Petroleum Corporation and Susan M. Filipos, dated as of September 28, 2009, as amended on August 16, 2011 (filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference)

10.36+
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and Susan M. Filipos, dated as of October 1, 2009 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 7, 2010 and incorporated herein by reference)

10.37+
Indemnification Agreement between Magellan Petroleum Corporation and Susan M. Filipos, dated as of May 3, 2010 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on May 7, 2010 and incorporated herein by reference)

10.38
Assets Sale Deed between Magellan Petroleum Australia Limited and Santos Offshore Pty Ltd., dated as of March 25, 2010 (filed as Exhibit 2.1 to the registrant's Quarterly Report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference)

10.39+
Form of Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and non-employee directors, dated April 1, 2010 (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference)

10.40+
Form of Restricted Stock Award Agreement between Magellan Petroleum Corporation and non-employee directors, dated April 1, 2010 (Version A) (filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference)

10.41+
Form of Restricted Stock Award Agreement between Magellan Petroleum Corporation and non-employee directors, dated April 1, 2010 (Version B) (filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference)

10.42+
Employment Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue, dated as of August 2, 2010 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference)

10.43+
Indemnification Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue, dated as of August 2, 2010 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference)

10.44+
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue, dated as of August 2, 2010 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference)

10.45+
Non-Qualified Stock Option Performance Award Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue, dated as of August 2, 2010 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference)

10.46+
Nonqualified Stock Option Award Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue dated November 30, 2011 (filed as Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q filed on February 10, 2012 and incorporated herein by reference)

10.47+
Nonqualified Stock Option Performance Award Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue dated November 30, 2011 (filed as Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q filed on February 10, 2012 and incorporated herein by reference)

10.48
Securities Purchase Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated August 5, 2010 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 11, 2010 and incorporated herein by reference)

10.49
Memorandum of Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated August 5, 2010 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on August 11, 2010 and incorporated herein by reference)

10.50
Investor Rights Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated August 5, 2010 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on August 11, 2010 and incorporated herein by reference)

10.51
Letter Deed dated December 23, 2010 between Magellan Petroleum Australia Limited and Santos Offshore Pty Ltd. (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 28, 2010 and incorporated herein by reference)

10.52
Deed of Variation between Magellan Petroleum Australia Limited and Santos Offshore Pty Ltd. dated as of January 31, 2011 (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011 and incorporated herein by reference)

10.53
Letter of Young Energy Prize S.A. to Magellan Petroleum Corporation dated January 13, 2011, effective as of December 23, 2010 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 18, 2011 and incorporated herein by reference)

10.54
First Amendment to Securities Purchase Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated February 11, 2011 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 18, 2011 and incorporated herein by reference)

10.55
Second Amendment to Securities Purchase Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated February 17, 2011 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 18, 2011 and incorporated herein by reference)

10.56
Investment Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated February 11, 2011 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on February 18, 2011 and incorporated herein by reference)

10.57
Amended Side Letter to Investment Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated February 17, 2011 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on February 18, 2011 and incorporated herein by reference)

10.58
Release Agreement between Santos Offshore Party Ltd and Magellan Petroleum Australia Limited, dated as of July 21, 2011 (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference)

10.59
Registration Rights Agreement among Magellan Petroleum Corporation and the members of Nautilus Technical Group LLC and Eastern Rider LLC, dated September 2, 2011 (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference)

10.60
Gas Supply and Purchase Agreement among Magellan Petroleum (N.T.) Pty. Ltd., Santos Limited, and Santos QNT Pty. Ltd., dated September 14, 2011 (filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference)

10.61+
Offer Letter to Milam Randolph Pharo dated November 16, 2011 and accepted on November 30, 2011 (filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on February 10, 2012 and incorporated herein by reference)

10.62+
Nonqualified Stock Option Award and Subscription Agreement between Magellan Petroleum Corporation and Milam Randolph Pharo dated November 30, 2011 (filed as Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q filed on February 10, 2012 and incorporated herein by reference)

10.63+
Nonqualified Stock Option Award and Subscription Agreement between Magellan Petroleum Corporation and Blaine K. Spies dated December 14, 2011 (filed as Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q filed on February 10, 2012 and incorporated herein by reference)

14.1
Code of Conduct of Magellan Petroleum Corporation, as amended July 24, 2012 (filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-K/A filed on September 28, 2012 and incorporated herein by reference)
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (filed as Exhibit 23.1 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)
23.2	Consent of Deloitte & Touche LLP (filed as Exhibit 23.2 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)
23.3	Consent of Allen & Crouch Petroleum Engineers Inc. (filed as Exhibit 23.3 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)
23.4	Consent of Ryder Scott Company, L.P. (filed as Exhibit 23.4 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)
23.5	Consent of Ehrhardt Keefe Steiner & Hottman PC (filed as Exhibit 23.1 to the registrant's Annual Report on Form 10-K/A filed on September 28, 2012 and incorporated herein by reference)
23.6	Consent of Deloitte & Touche LLP (filed as Exhibit 23.2 to the registrant's Annual Report on Form 10-K/A filed on September 28, 2012 and incorporated herein by reference)
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)

31.3
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the registrant's Annual Report on Form 10-K/A filed on September 28, 2012 and incorporated herein by reference)

31.4
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the registrant's Annual Report on Form 10-K/A filed on September 28, 2012 and incorporated herein by reference)

31.5
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the registrant's Annual Report on Form 10-K/A filed on October 29, 2012 and incorporated herein by reference)

31.6
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the registrant's Annual Report on Form 10-K/A filed on October 29, 2012 and incorporated herein by reference)

31.7*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.8*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the registrant's Annual Report on Form 10-K filed on September 24, 2012)

32.2
Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the registrant's Annual Report on Form 10-K filed on September 24, 2012)

32.3
Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the registrant's Annual Report on Form 10-K/A filed on September 28, 2012)

32.4
Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the registrant's Annual Report on Form 10-K/A filed on September 28, 2012)

99.1
Summary reserves report of Allen & Crouch Petroleum Engineers, Inc. (filed as Exhibit 99.1 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)

99.2	Summary reserves report of Ryder Scott Company, L.P. (filed as Exhibit 99.2 to the registrant's Annual Report on Form 10-K filed on September 24, 2012 and incorporated herein by reference)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
Previously furnished with the registrant's Annual Report on Form 10-K/A filed on September 28, 2012. Users of this data submitted electronically are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer
(as Principal Financial and Accounting Officer)

Date:	February 15, 2013

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.7 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.8 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.