Form 10-Q/A
period 2013-02-15
MAGELLAN PETROLEUM CORP /DE/
filed 2013-02-15
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer's single class of common stock as of November 1, 2012 was 53,885,594.

EXPLANATORY NOTE
Magellan Petroleum Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, originally filed on November 9, 2012 (the "Original Report"), for the sole purpose of filing Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6 as set forth in the list of exhibits in Part II, Item 6 of the Original Report that were inadvertently not filed with the Original Report due to a software control check application error. Such exhibits are filed with this Amendment, and, pursuant to Rule 12b-15 under the U.S. Securities Exchange Act of 1934, as amended, the complete text of Item 6, as amended, is included in this Amendment and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are also filed as exhibits to this Amendment. No other changes have been made to the Original Report, and, other than to include the exhibits filed with this Amendment, this Amendment does not modify or update the disclosures in the Original Report to reflect events occurring after the filing of the Original Report.

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

31.1
Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed as Exhibit 31.1 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference).

31.2
Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed as Exhibit 31.2 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference).

31.3 *	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.4 *	Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1
Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference).

32.2
Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference).

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	Taxonomy Extension Definition Linkbase Document
101.LAB **	Taxonomy Extension Label Linkbase Document
101.PRE **	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Previously furnished with the registrant's Quarterly Report on Form 10-Q filed on November 9, 2012. Users of this data submitted electronically are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

5