Form 10-Q
period 2013-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2013-05-13
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s single class of common stock as of May 9, 2013 was 44,642,983.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)
MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,516	$41,215
Accounts receivable — trade	923	1,152
Accounts receivable — working interest partners and other	200	231
Inventories	541	499
Prepaid and other assets	1,399	511
Total current assets	17,579	43,608
PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Proved oil and gas properties	34,381	33,927
Less accumulated depletion, depreciation, and amortization	(5,842)	(5,740)
Unproved oil and gas properties	5,796	7,091
Wells in progress	3,006	3,744
Land, buildings, and equipment (net of accumulated depreciation of $2,243 and $2,077 as of March 31, 2013, and June 30, 2012, respectively)	1,539	1,422
Net property and equipment	38,880	40,444
OTHER NON-CURRENT ASSETS:
Goodwill	2,174	2,174
Deferred income taxes	6,929	5,951
Other long term assets	518	397
Total other non-current assets	9,621	8,522
Total assets	$66,080	$92,574

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term line of credit	$637	$50
Current portion of note payable	411	480
Current portion of asset retirement obligations	340	329
Accounts payable	2,121	3,672
Accrued and other liabilities	3,127	3,000
Total current liabilities	6,636	7,531
LONG TERM LIABILITIES:
Note payable	87	390
Asset retirement obligations	7,583	7,455
Contingent consideration payable	4,244	4,072
Other long term liabilities	200	218
Total long term liabilities	12,114	12,135

COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued, 54,057,159 and 53,835,594 as of March 31, 2013, and June 30, 2012, respectively	540	538
Preferred stock (par value $0.01 per share): Authorized 50,000,000 shares, outstanding, 0 as of March 31, 2013, and June 30, 2012, respectively	—	—
Treasury stock (at cost): 9,414,176 and 0 shares as of March 31, 2013, and June 30, 2012, respectively	(9,333)	—
Capital in excess of par value	90,691	90,753
Accumulated deficit	(46,518)	(29,590)
Accumulated other comprehensive income	11,950	11,207
Total equity attributable to Magellan Petroleum Corporation	47,330	72,908
Total liabilities and equity	$66,080	$92,574
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2013	2012	2013	2012
REVENUES:
Oil production	$1,706	$4,633	$4,608	$10,595
Gas production	231	172	738	1,148
Total revenues	1,937	4,805	5,346	11,743
OPERATING EXPENSES:
Lease operating	1,472	4,135	5,188	10,412
Depletion, depreciation, amortization, and accretion	342	401	991	1,242
Exploration	2,709	1,625	7,425	3,619
General and administrative	2,780	3,225	9,837	9,083
Impairment	—	—	890	—
Gain on sale of assets	—	(19)	—	(4,029)
Total operating expenses	7,303	9,367	24,331	20,327
Loss from operations	(5,366)	(4,562)	(18,985)	(8,584)
OTHER INCOME (EXPENSE):
Net interest income (expense)	101	(33)	580	357
Other income	612	5	499	5
Total other income (expense)	713	(28)	1,079	362
Loss before income tax	(4,653)	(4,590)	(17,906)	(8,222)
Income tax benefit	321	—	978	—
Net loss after income tax	(4,332)	(4,590)	(16,928)	(8,222)
Net income attributable to non-controlling interest in subsidiary	—	—	—	15
Net loss attributable to Magellan Petroleum Corporation	$(4,332)	$(4,590)	$(16,928)	$(8,207)

Earnings per common share (Note 9):
Weighted average number of basic and diluted shares outstanding	46,084,149	53,835,594	51,302,369	53,592,958
Net loss per basic and diluted share outstanding	$(0.09)	$(0.09)	$(0.33)	$(0.15)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2013	2012	2013	2012

Net loss after income tax	$(4,332)	$(4,590)	$(16,928)	$(8,222)
Foreign currency translation adjustments	(190)	378	773	(351)
Unrealized holding (loss) gain on securities available for sale, net of deferred tax of $0	(8)	20	(30)	(71)
Total comprehensive loss	(4,530)	(4,192)	(16,185)	(8,644)
Net income attributable to non-controlling interest in subsidiary	—	—	—	15
Comprehensive loss attributable to Magellan Petroleum Corporation	$(4,530)	$(4,192)	$(16,185)	$(8,629)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock	Preferred Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

June 30, 2012	$538	$—	$—	$90,753	$(29,590)	$11,207	$72,908
Net loss	—	—	—	—	(16,928)	—	$(16,928)
Foreign currency translation adjustments	—	—	—	—	—	773	$773
Unrealized holding loss on securities available for sale, net of taxes	—	—	—	—	—	(30)	$(30)
Stock and stock based compensation	2	—	—	751	—	—	$753
Common stock repurchased (see Note 8)	—	—	(9,333)	—	—	—	$(9,333)
Warrant repurchased and retired (see Note 8)	—	—	—	(813)	—	—	$(813)
March 31, 2013	$540	$—	$(9,333)	$90,691	$(46,518)	$11,950	$47,330
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	NINE MONTHS ENDED
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss after income tax	$(16,928)	$(8,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign transaction loss (gain)	23	(1,045)
Depletion, depreciation, amortization, and accretion	991	1,242
Interest earned on restricted deposits	—	(24)
Fair value increase of contingent consideration payable	172	128
Deferred income taxes	(978)	—
Gain on disposal of assets	—	(4,029)
Exploration costs previously capitalized	2,233	944
Stock based compensation	753	1,282
Impairment loss	890	—
Severance benefit costs	535	—
Net changes in operating assets and liabilities:
Accounts receivable	116	1,213
Inventories	(42)	(357)
Prepayments and other current assets	113	(386)
Accounts payable and accrued liabilities	(3,038)	(1,028)
Other long term liabilities	(20)	(89)
Income taxes payable	—	61
Net cash used in operating activities	(15,180)	(10,310)
INVESTING ACTIVITIES:
Additions to property and equipment	(2,316)	(5,244)
Proceeds from sale of assets	—	5,035
Purchase of working interest in Poplar	—	(823)
Refund of deposit for purchase of Evans Shoal (includes interest)	—	10,940
Net cash (used in) provided by investing activities	(2,316)	9,908
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	35
Repurchase of common stock	(9,333)	—
Repurchase of warrant	(813)	—
Short term debt issuances	2,000	4,874
Short term debt repayments	(1,413)	(4,225)
Purchase of non-controlling interest in Nautilus Poplar LLC	—	(3,461)
Long term debt repayments	(372)	(420)
Net cash used in financing activities	(9,931)	(3,197)
Effect of exchange rate changes on cash and cash equivalents	728	392
Net decrease in cash and cash equivalents	(26,699)	(3,207)
Cash and cash equivalents at beginning of period	41,215	20,417
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,516	$17,210

Cash payments:
Income taxes	—	26
Interest paid, net of amount capitalized	45	85

Supplemental schedule of non-cash activities:
Unrealized holding loss	(30)	(71)
Revision to estimate of asset retirement obligations	(306)	—
Asset retirement obligations assumed	3	—
Amounts in accounts payable and accrued liabilities related to property and equipment	49	430
Amounts in accrued and other liabilities related to Sopak (See Note 11)	1,000	—
Amounts in prepaid and other assets related to to Sopak (See Note 11)	1,000	—
Purchase of non-controlling interest for stock and contingent consideration	—	4,729
Purchase of 3% working interest for stock and contingent consideration	—	1,243
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation
Description of Operations
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we" or "us") is an independent oil and gas company engaged in the exploration, development, production, and sale of crude oil and natural gas. As of March 31, 2013, Magellan had two reporting segments: (i) a 100% membership interest in Nautilus Poplar LLC ("NP"), a company based in Denver, Colorado, and (ii) a 100% equity interest in its subsidiary, Magellan Petroleum Australia Pty Ltd ("MPA"), a company headquartered in Brisbane, Australia, which includes our operations in the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP and MPA, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the nine months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. This report should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
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
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are their local currencies. Assets and liabilities of foreign subsidiaries are translated to United States dollars at period-end exchange rates and our unaudited condensed consolidated statements of operations and cash flows are translated at average exchange rates during the period. Resulting translation adjustments are recorded as a separate component of stockholders' equity as accumulated other comprehensive income or loss.
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
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. GAAP requires goodwill to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment. We adopted the new guidance for our annual impairment test in fiscal year 2012 as allowed by Accounting Standards Update ("ASU") No. 2011-08 and therefore perform an annual assessment of qualitative factors for our impairment test. The qualitative factors used in our assessment include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance. Management performs interim assessments of goodwill if impairment indicators are present. For the nine months ended March 31, 2013, no events or circumstances were identified that would indicate that a goodwill impairment has occurred.
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

Exploration
We capitalize exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial. If a well is deemed to be noncommercial, the well costs are charged to exploration expense as dry hole cost. Exploration expenses include dry hole costs and geological and geophysical expenses.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the unaudited condensed consolidated financial statements.
Note 2 - Acquisitions and Divestitures
Sale Agreement between Magellan Petroleum (N.T.) Pty Ltd and Santos QNT Pty Ltd and Santos Limited. On May 25, 2012, Magellan Petroleum (N.T.) Pty Ltd ("Magellan NT"), a wholly owned subsidiary of MPA, and Santos QNT Pty Ltd ("Santos") and Santos Limited (collectively the "Santos Entities") completed a Sale Agreement (the "Santos SA"). Under the Santos SA, MPA became the sole owner of the Palm Valley Interests (as defined below) and the Dingo Interests (as defined below), and Santos became the sole owner of the Mereenie Interests (as defined below). The Santos SA is deemed to be effective as of July 1, 2011, and resulted in net cash proceeds of $26.6 million, including a purchase price adjustments of $1.1 million, and a gain on sale of assets in the amount of $36.2 million. The Santos SA provided for the transfer of the following assets:

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

Note 3 - Debt
Long term debt relates to a $1.7 million note payable re-issued in January 2011 (the "Note Payable"). The Note Payable will be fully amortized in June 2014. The outstanding principal as of March 31, 2013, and June 30, 2012, consisted of the following:

	March 31, 2013	June 30, 2012
	(In thousands)
Note payable	$498	$870
Less current portion of note payable	(411)	(480)
Long term debt, excluding current portion	$87	$390
As of March 31, 2013, the minimum future principal maturities of long term debt were as follows:

Total
(In thousands)
One year	$411
Two years	87
Total	$498
The variable rate of the note is based upon the Wall Street Journal Prime Rate (the "Index") plus 1.00%, subject to a floor rate of 6.25%. The Index was 3.25% at March 31, 2013, resulting in an interest rate of 6.25% per annum as of March 31, 2013. Under the Note Payable, NP is subject to certain customary financial and restrictive covenants. As of March 31, 2013, NP was in compliance with all financial and restrictive covenants.
In addition, the Company has a $1.0 million working capital line of credit classified as short term debt (the "Line of Credit"). The amount due on the Line of Credit was $0.6 million and $50 thousand as of March 31, 2013 and June 30, 2012, respectively. The Line of Credit bears interest at a variable rate, which was 6.25% as of March 31, 2013. This Line of Credit also secures a letter of credit in the amount of $25 thousand in favor of the Bureau of Land Management. As of March 31, 2013, $0.3 million was available under this Line of Credit.
The Note Payable and Line of Credit are collateralized by a first mortgage and an assignment of production from Poplar and are guaranteed by Magellan up to $6.0 million, not to exceed the amount of the principal owed. The carrying amount of the Company's long term debt approximates its fair value, due to its variable interest rate, which resets based on the market rates.
Note 4 - Asset Retirement Obligations
The estimated valuation of asset retirement obligations ("AROs") is based on management's historical experience and best estimate of plugging and abandonment costs by field. Assumptions and judgments made by management when assessing an ARO include: (i) the existence of a legal obligation; (ii) estimated probabilities, amounts, and timing of settlements; (iii) the credit-adjusted risk-free rate to be used; and (iv) inflation rates. Accretion expense is recorded under depletion, depreciation, amortization, and accretion in the unaudited condensed consolidated statement of operations.
The following table summarizes the asset retirement obligation activity for the nine months ended March 31, 2013:

Total
(In thousands)
June 30, 2012	$7,784
Liabilities assumed	3
Accretion expense	329
Revision to estimate	(306)
Effect of exchange rate changes	113
March 31, 2013	7,923
Less current asset retirement obligation	340
Long term asset retirement obligation	$7,583

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

•	Level 1: Quoted prices in active markets for identical assets.

•
Level 2: Significant other observable inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Significant inputs to the valuation model are unobservable inputs.
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company's policy is to recognize transfers in and/or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed for all periods presented. During the nine months ended March 31, 2013, and 2012, there have been no transfers in and/or out of Level 1, Level 2, or Level 3. Items required to be measured at fair value on a non-recurring basis include liabilities related to AROs and the warrant repurchased from Sopak and retired.
The following table presents the amounts of assets and liabilities carried at fair value by the level in which they are classified within the valuation hierarchy as follows:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash and cash equivalents	$14,516	$—	$—	$14,516
Securities available for sale (1)	125	—	—	125
	$14,641	$—	$—	$14,641
Liabilities
Contingent consideration payable	$—	$—	$4,244	$4,244

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash and cash equivalents	$41,215	$—	$—	$41,215
Securities available for sale (1)	155	—	—	155
	$41,370	$—	$—	$41,370
Liabilities
Contingent consideration payable	$—	$—	$4,072	$4,072
(1) Included in the unaudited condensed consolidated balance sheets under prepaid and other assets.
Cash and cash equivalents and securities available for sale are measured at fair value on a recurring basis in conformity with GAAP using Level 1 inputs. As of March 31, 2013, the Company had $14.5 million in cash and cash equivalents, with $3.9 million held in cash and $10.7 million classified as cash equivalents. Cash equivalents have maturities of 90 days or less. In the United States cash equivalents were held in U.S. Treasury notes and in Australia cash equivalents were held in several time deposit accounts.
The contingent consideration payable is a standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market, or market participants. The inputs for this instrument are unobservable and therefore classified as Level 3 inputs. The calculation of this liability is a significant management estimate and uses drilling and production projections to estimate future production bonus payments. The liability is estimated by converting a schedule of irregular future production bonus payments to a single net present value amount. Payment of future production bonuses are sensitive to the Company's 60 day rolling production average and would increase the contingent consideration payable with significant production increases.

The following table presents a roll forward of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended March 31, 2013:

Total
(In thousands)
June 30, 2012	$4,072
Accretion of contingent consideration payable	172
March 31, 2013	$4,244
The fair value of the contingent consideration payable is calculated with a discounted cash flow model using production projections and the estimated timing of production payouts. The Company also utilizes a discount rate that is consistent with the rate used in valuing its asset retirement obligations and reflective of the Company’s credit adjusted borrowing rate.
Note 6 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for the nine months ended March 31, 2013, is 5.46% compared to 0% for the nine months ended March 31, 2012. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and foreign tax credit carry forwards. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTA management believes is "more-likely-than-not" to be realized in future periods.
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
Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain both time based or performance based vesting provisions. The time based options are expensed on a straight-line basis over the vesting period. Performance based options ("PBOs") are recognized when the achievement of the performance conditions are considered probable. Accordingly, the Company recognizes stock based compensation expense on these awards over the period of time the performance condition is expected to be achieved. Management re-assesses whether achievement of performance conditions is probable at the end of each reporting period. If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change. As of March 31, 2013, all PBOs granted were fully vested.
As of March 31, 2013, 5,396,769 shares, including forfeited shares, were available for future issuance under the 2012 Stock Incentive Plan. During the nine months ended March 31, 2013, 1,007,500 options were granted of which 75,000 were issued as PBOs and 882,500 options were issued outside of the 1998 Stock Plan. Options outstanding have expiration dates ranging from January 16, 2014, to December 4, 2022.

The following table summarizes the stock option activity for the nine months ended March 31, 2013:

	Number of Shares	WAEPS (1)
June 30, 2012	6,753,125	$1.44
Granted	1,007,500	$1.10
Forfeited	(591,668)	$1.29
March 31, 2013	7,168,957	$1.36
Weighted average remaining contractual term	4.8	years
(1) Weighted average exercise price per share
The fair value of stock option grants was estimated using the following weighted average assumptions for the nine months ended:

	March 31,
	2013			2012
Number of options	1,007,500			1,675,000
Weighted average grant date fair value per share	$0.61			$0.72
Expected dividend	$0.00			$0.00
Risk free interest rate	0.6%	-	0.8%	1.0%	-	1.3%
Expected life	5.1	-	6.0 years	5.3	-	6.0 years
Expected volatility (based on historical price)	60.3%	-	63.5%	61.2%	-	62.8%
Stock Compensation Expense
The Company recorded $0.1 million and $0.8 million of related stock compensation expense for the three and nine months ended March 31, 2013, respectively, and $0.4 million and $1.3 million of related stock compensation expense for the three and nine months ended March 31, 2012, respectively. Stock based compensation is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The unrecorded expected future compensation expense related to stock option awards was $0.6 million as of March 31, 2013.
The Company's compensation policy is designed to provide the Company's non-employee directors with a portion of their annual base Board service compensation in the form of equity. Between July 1, 2012, and March 31, 2013, the Company issued a total of 171,565 shares of its common stock to non-employee directors pursuant to this policy.
Note 8 - Stockholders' Equity
Treasury Stock
On September 24, 2012, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to a total value of $2.0 million in shares of its common stock. The size and timing of such purchases will be based on market and business conditions as well as other factors. The Company is not obligated to purchase any shares of its common stock. The authorization will expire on August 21, 2014, and purchases under the program can be discontinued at any time. For the nine months ended March 31, 2013, the Company repurchased 149,539 shares pursuant to this program.
On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase: (i) 9,264,637 shares of the Company's common stock, (ii) a warrant granting Sopak the right to purchase from the Company an additional 4,347,826 shares of common stock, and (iii) a Registration Rights Agreement, dated as of June 29, 2009, and amended as of October 14, 2009, and June 23, 2010, between the Company, Young Energy Prize S.A., a Luxembourg corporation ("YEP"), and ECP Fund, SICAV-FIS, a Luxembourg corporation ("ECP"), which is a subsidiary of Yamalco Investments Limited, a Cyprus company ("Yamalco"), for a purchase price of $10.0 million. The Company accounted for the Collateral Agreement by allocating the purchase price of $10.0 million to the fair value of the warrant, which was estimated at $0.8 million, and the remaining $9.2 million to the purchase of 9,264,637 shares of common stock, resulting in a value per share of $0.993 (refer below) and to the common stock shares purchased. The Collateral Agreement was subsequently amended on January 15, 2013, and completed on January 16, 2013. YEP, ECP, and Yamalco are entities affiliated with Nikolay V. Bogachev, a former director of the Company.

All repurchased common stock shares are currently being held in treasury at cost, including direct issuance cost. The following table summarizes the Company's treasury stock activity for the nine months ended March 31, 2013:

	Number of shares	Average price per share	Amount
	(In thousands, except share and per share amounts)
Repurchases through the stock repurchase program	149,539	$0.916	$137
Repurchase through the Collateral Agreement (1)	9,264,637	$0.993	$9,196
	9,414,176		$9,333
(1) Purchase price of $10.0 million reduced by the fair value of the warrant.
Retired Warrant
The Company formally retired the warrant purchased from Sopak pursuant to the Collateral Agreement. The fair value of the warrant was estimated using the Black-Scholes-Merton pricing model and determined to be approximately $0.8 million, which was included as a reduction of additional paid in capital in the unaudited condensed consolidated balance sheet.
Assumptions used in estimating the fair value of the warrant included: (i) the common stock price on the repurchase date of $0.90; (ii) the exercise price of the warrant of $1.15; (iii) an expected dividend of $0; (iv) a risk free interest rate of 0.2%; (v) a remaining contractual term of 1.5 years ; and (vi) an expected volatility based on historical prices of 60.8%.
Note 9 - Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Net loss attributable to Magellan Petroleum Corporation	$(4,332)	$(4,590)	$(16,928)	$(8,207)

Basic weighted average shares outstanding	46,084,149	53,835,594	51,302,369	53,592,958
Add: dilutive effects of stock options and unvested stock grants (1)	—	—	—	—
Diluted weighted average common shares outstanding	46,084,149	53,835,594	51,302,369	53,592,958

Net loss per basic and diluted share outstanding	$(0.09)	$(0.09)	$(0.33)	$(0.15)
(1) There is no dilutive effect on earnings per share in periods with net losses.
Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2013	2012	2013	2012
Stock options	75,000	4,422,826	82,500	7,522,826
Non-vested restricted stock	—	204,167	—	204,167
Total	75,000	4,626,993	82,500	7,726,993

Note 10 - Segment Data
The Company conducts its operations through two wholly owned subsidiaries, NP, which operates in the United States, and MPA, which is primarily active in Australia. The following table presents each segment as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31		March 31
	2013	2012	2013	2012
	(In thousands)
REVENUES:
NP	$1,706	$1,692	$4,608	$4,574
MPA	231	3,107	738	7,163
Corporate	—	6	—	6
Inter-segment elimination	—	—	—	—
Consolidated revenues	$1,937	$4,805	$5,346	$11,743

CONSOLIDATED NET LOSS:
NP	$333	$(894)	$(133)	$2,862
MPA	(3,396)	(1,039)	(10,913)	(4,348)
Corporate	(1,300)	(2,652)	(5,736)	(6,711)
Inter-segment elimination	31	(5)	(146)	(10)
Consolidated net loss	$(4,332)	$(4,590)	$(16,928)	$(8,207)
Note 11 - Commitments and Contingencies
Refer to Note 10 - Commitments, of the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 30, 2012, for information on all commitments.
In September 2011, the Company entered into a Purchase and Sale Agreement (the "Nautilus PSA") among the Company and the non-controlling interest owners of NP for the Company's acquisition of the sellers' interests in NP (the "Nautilus Transaction"). The Nautilus PSA provides for potential future contingent production payments, payable by the Company in cash to the sellers, of up to a total of $5.0 million if certain increased average daily production milestones for the underlying properties are achieved. J. Thomas Wilson, a director and executive officer of the Company, has an approximately 52% interest in such contingent payments. See Note 5 above for information regarding the estimated discounted fair value of the future contingent consideration payable related to the Nautilus Transaction.
On August 28, 2012, Stratex Oil & Gas Holdings, Inc. ("Stratex"), announced an unsolicited proposal for the acquisition of the Company's common stock (the "Stratex Announcement"). On September 10, 2012, the Company announced that its Board of Directors, after carefully considering the unsolicited proposal, had determined not to pursue the Stratex proposal. On September 12, 2012, the Company received a subpoena from the U.S. Securities and Exchange Commission (the "SEC") for the production of documents in connection with these announcements. On September 14, 2012, the Company received a letter from the Financial Industry Regulatory Authority ("FINRA") stating that FINRA was conducting a review of trading in the Company's common stock surrounding the August 28, 2012, Stratex Announcement and requesting information and documents from the Company in connection therewith. The Company cooperated with FINRA's requests, and on April 30, 2013, the Company received a letter from FINRA stating that their review had been completed, and FINRA had made its recommendation for whatever action, if any, to the SEC. The Company has not received any substantive correspondence from the SEC since September 2012.
The Company has estimated that there is the potential for a statutory liability of approximately $1.0 million of required U.S. Federal tax withholdings related to the Collateral Agreement as described in Note 8. As a result, as of March 31, 2013, we have recorded a total liability of $1.0 million under accrued and other liabilities in the unaudited condensed consolidated balance sheet included in this report. The Company is in the process of addressing its U.S. Federal tax withholdings requirements. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable under prepaid and other assets in the unaudited condensed consolidated balance sheet of $1.0 million.

Note 12 - Related Party Transactions
During the third quarter of fiscal year 2012, the Company identified a potential liability of approximately $2.0 million related to the Company's non-payment of required U.S. Federal tax withholdings in the course of its initial acquisition of a part of NP. In October 2009, Magellan acquired 83.5% of the membership interests in NP (the "Poplar Acquisition"), from the two majority owners of NP, White Bear LLC ("White Bear") and YEP I, SICAV-FES ("YEP I"). Both of these entities are affiliated with Nikolay V. Bogachev, a foreign national who was a director of Magellan at the time of the Poplar Acquisition but has since resigned. Because YEP I was a foreign entity and the members of White Bear were foreign nationals, Magellan was required to make U.S. Federal tax withholdings from the payments to or for the benefit of White Bear and YEP I. Of the $2.0 million liability, $1.3 million was estimated to relate to the interest sold by White Bear, $0.6 million to the interest sold by YEP I, and $0.1 million to Magellan's interest on the late payment of the U.S. Federal tax withholdings.
With regards to White Bear, Mr. Bogachev filed his U.S. income tax return and paid taxes due on the Poplar Acquisition and Magellan has no further related potential liability. With regards to YEP I, which is now a defunct entity, Magellan concluded that it was unlikely that one of YEP I's successor entities would be filing the corresponding U.S. income tax return. As a result, the Company initiated a disclosure process with the IRS.
As a result of this disclosure process, and subsequent to March 31, 2013, the Company's total liability with respect to this matter was determined to be approximately $0.1 million. As of March 31, 2013, we have recorded a total liability of $0.1 million under accrued and other liabilities in the unaudited condensed consolidated balance sheet related to this matter. The effect of this transaction on the unaudited condensed consolidated statements of operations for the nine months ended March 31, 2013, was other income of $0.4 million representing the difference between the original estimate and the approximate final liability of $0.1 million.
See Note 8 - Stockholders' Equity above for discussions of transactions in which Mr. Bogachev had an interest.
Note 13 - Oil and Gas Activities
The following table represents the capitalized costs under the successful efforts method for oil and gas properties as of:

	March 31, 2013	June 30, 2012
	(In thousands)
Proved oil and gas properties:
United Kingdom	$—	$—
United States	25,146	24,207
Australia	9,235	9,720
Less accumulated depletion, depreciation, and amortization	(5,842)	(5,740)
Total net proved oil and gas properties	$28,539	$28,187

Unproved oil and gas properties:
United Kingdom	$1,074	$2,598
United States	245	104
Australia	4,477	4,389
Total unproved oil and gas properties	$5,796	$7,091

Wells in Progress:
United Kingdom	$693	$2,026
United States	2,313	1,718
Australia	—	—
Total wells in progress	$3,006	$3,744
During the nine months ended March 31, 2013, the Company allowed a petroleum exploration and development license in the United Kingdom to expire at the end of its term. As a result, an impairment of $0.9 million was recorded in the unaudited condensed consolidated statement of operations. Additionally, the Company recorded a write-down related to the Markwells Wood-1 exploration well in the United Kingdom operated by Northern Petroleum. As a result, an exploration expense of $2.2 million was recorded in the unaudited condensed consolidated statement of operations. No further write-downs were recorded during the nine months ended March 31, 2013.

Note 14 - Employee Severance Costs
The Company is required to record charges for one-time employee severance benefits and other associated costs as incurred. In July 2012, the Company incurred severance costs payable in connection with the termination of the employment of certain employees pursuant to the terms of their employment agreements. For the nine months ended March 31, 2013, the Company expensed total employee-related severance costs of $0.8 million, all of which were charged to general and administrative expense in the unaudited condensed consolidated statement of operations. The Company does not expect any additional benefits or other associated costs related to these terminations. The liability related to these severance costs is included in the unaudited condensed consolidated balance sheet under accrued and other liabilities.
A reconciliation of the beginning and ending liability balance for charges to general and administrative expense and cash payments for the nine months ended March 31, 2013, is as follows:

Total
(In thousands)
June 30, 2012	$—
Charges to general and administrative expense	842
Cash payments	(307)
March 31, 2013	$535
Note 15 - Subsequent Events
Series A Convertible Preferred Stock Financing Agreement
On May 10, 2013, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") with One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P., a New York based private equity firm focused on investments in the oil and gas industry. Pursuant to the terms of the Series A Purchase Agreement, upon the fulfillment of certain customary closing conditions, the Company will issue and sell to One Stone 19,239,734 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a purchase price of $1.22 per share (the “Purchase Price”), for aggregate proceeds of approximately $23.5 million. Subject to certain conditions, each share of Series A Preferred Stock and any related unpaid accumulated dividends will be convertible into one share of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), at an initial conversion price of $1.22 per share (the "Conversion Price").
The Company will receive the proceeds of this transaction upon the closing of the Series A Purchase Agreement (with the date of such closing referred to herein as the "Closing Date"), which is expected to occur on or before May 22, 2013, subject to the satisfaction of certain customary closing conditions.
Holders of Series A Preferred Stock will be entitled to a dividend equivalent of 7.0% per annum on the face value, which will be the Purchase Price plus any accumulated unpaid dividends, payable quarterly in arrears. Dividends will generally be payable in cash or in kind (in the form of additional shares of Series A Preferred Stock), at the Company's option.
Subject to certain conditions, each share of Series A Preferred Stock will be convertible at any time into a number of shares of common stock equal to the face amount of the Series A Preferred Stock divided by the conversion price of $1.22 per share of common stock, with conversion subject to a cap until full convertibility and full voting rights are approved by the holders of the common stock pursuant to NASDAQ listing rules. Subject to certain conditions, at any time after the third anniversary of the Closing Date, the Company will have the right to force conversion and will have the right to redeem all of the shares of Series A Preferred Stock for a cash payment equal to the greater of (i) the closing sales price of the common stock on the date the Company exercises such right multiplied by the number of shares of common stock issuable upon conversion of the then-outstanding Series A Preferred Stock, or (ii) an amount that, when considering all dividends already paid, allows One Stone to achieve a 20% annualized internal rate of return on the then outstanding Series A Preferred Stock. One Stone will be able to convert the Series A Preferred Stock into shares of common stock at any time prior to the close of business on the redemption date. The Series A Preferred Stock will rank senior to common stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our discussion and analysis includes forward looking statements that involve risks and uncertainties and should be read in conjunction with the Risk Factors under Item 1A of Part II of this report and under Item 1A of the Form 10-K or the fiscal year ended June 30, 2012, along with the cautionary discussion about forward looking statements at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward looking statements.
OVERVIEW OF THE COMPANY
Magellan is an independent oil and gas company engaged in the exploration, development, production, and sale of crude oil and natural gas. The Company conducts its operations through two wholly owned subsidiaries: NP, which owns Poplar, a highly attractive oil field in the Williston Basin; and MPA, a successful independent oil and gas company in existence since 1964 based in Australia and active in the United Kingdom.
Magellan was founded in 1957 and incorporated in Delaware in 1967. The Company's common stock has been trading on NASDAQ since 1972 and trades under the ticker symbol "MPET."
Our strategy is to enhance shareholder value by maximizing the value of our existing assets. Our portfolio of operations includes several early stage oil and gas exploration and development projects, the successful development of which requires significant capital, engineering, and management resources. We are committed to investing the necessary resources in these projects to establish their technical and economic viability. In turn, we will determine the most efficient way to generate value for the Company and create returns for our shareholders.
SUMMARY RESULTS OF OPERATIONS
Revenues for the three months ended March 31, 2013, totaled $1.9 million, compared to $4.8 million in the prior year period, a decrease of 60%. This decrease was primarily due to the termination of MPA's the 25-year gas sales contract with Northern Territory Power and Water Corporation in January 2012. Revenue is not expected to materially change from this level until certain of the Company's assets are further advanced. Operating loss for the three months ended March 31, 2013, totaled $5.4 million, compared to an operating loss of $4.6 million in the prior year period. Net loss for the three months ended March 31, 2013, totaled $4.3 million ($(0.09)/basic share), compared to a net loss of $4.6 million ($(0.09)/basic share) in the prior year period. For further information, please refer to the discussion below in this section under Comparison of Results between the Three and Nine Months Ended March 31, 2013, and 2012.
CORPORATE EVENTS
During the three months ended March 31, 2013, and subsequently, the Company executed a material financing agreement, the Series A Convertible Preferred Stock Purchase Agreement discussed below, with One Stone, and made significant progress towards resolving various corporate developments unrelated to the Company's operational assets, in particular the purchase of approximately 17% of the Company's outstanding common stock from Sopak, the resolution of the withholding tax issue related to Nikolay V. Bogachev and his related entities, and Magellan's voluntary delisting from the Australian Securities Exchange (the "ASX"). Through these accomplishments, the Company has substantially increased its available cash resources while removing considerable distractions for management and shareholders, leaving the Company better able to pursue its operational strategy. We believe this would, in the long term, lead to an increase in the value of our assets and as a result an increase in our net asset value per share
In parallel, the Company has been working diligently to achieve certain key operational milestones that will allow us to prove the value of our existing assets at Poplar, in Australia, both onshore and offshore, and in the United Kingdom. The Company expects that it will achieve a number of these milestones in the short term. As of the date of this report, processing of the 3-D seismic related to NT/P82, our Australian offshore license, is well under way; the CO2-enhanced oil recovery ("CO2-EOR") pilot project is in advanced stages of planning and permitting; and efforts to market gas from our Dingo gas field onshore Australia are progressing.

Series A Convertible Preferred Stock Financing Agreement with One Stone
On May 10, 2013, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") with One Stone, a New York based private equity firm focused on investments in the oil and gas industry. Pursuant to the terms of the Series A Purchase Agreement, upon the fulfillment of certain customary closing conditions, the Company will issue and sell to One Stone 19,239,734 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a purchase price of $1.22 per share (the “Purchase Price”), for aggregate proceeds of approximately $23.5 million. Subject to certain conditions, each share of Series A Preferred Stock and any related unpaid accumulated dividends will be convertible into one share of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), at an initial conversion price of $1.22 per share (the "Conversion Price").
The Company will receive the proceeds of this transaction upon the closing of the Series A Purchase Agreement (with the date of such closing referred to herein as the "Closing Date"), which is expected to occur on or before May 22, 2013, subject to the satisfaction of certain customary closing conditions.
In order to comply with NASDAQ Stock Market listing rules, the conversion and voting rights of the Series A Preferred Stock discussed below will be limited until shareholder approval of the Proposal (as defined below) is obtained. Under such limitations, the shares of Series A Preferred Stock will be convertible into an aggregate number of shares of Common Stock not to exceed 19.99% of the outstanding shares of Common Stock (calculated immediately prior to the Closing Date) (the "Conversion Cap"), and the aggregate voting power of the Series A Preferred Stock (together with any shares of Common Stock held by the holders of Series A Preferred Stock), will not be greater than 19.99% of the aggregate voting power of the then outstanding shares of Common Stock (calculated immediately prior to the Closing Date) (the "Voting Cap").
Within 90 days of the Closing Date, the Company will cause the holders of its Common Stock to consider approval of (i) the full convertibility of shares of Series A Preferred Stock into shares of Common Stock, and (ii) the full voting power of shares of Series A Preferred Stock (clauses (i) and (ii) collectively, the "Proposal"). If a majority of the holders of Common Stock do not approve the Proposal, then the Company will be obligated, until the Proposal is approved, to (i) seek a vote on the Proposal at the next annual meeting of Common Stock holders, (ii) convene another meeting of its Common Stock holders no more than 180 days thereafter, and (iii) seek a vote on the Proposal at the next annual meeting of Common Stock holders thereafter.
The Series A Purchase Agreement also includes the following key terms:

•
Dividends. Holders of Series A Preferred Stock will be entitled to a dividend equivalent to 7.0% per annum on the face value, which will be the Purchase Price plus any accumulated unpaid dividends, payable quarterly in arrears. Dividends will generally be payable in cash or in kind (in the form of additional shares of Series A Preferred Stock), at the Company's option.

•
Conversion. Each share of Series A Preferred Stock will be convertible at any time, at One Stone's option, into one share of Common Stock, subject to the Conversion Cap prior to the approval of the Proposal by the Common Stock shareholders. The Series A Preferred Stock is entitled to customary anti-dilution protections.

•
Voting. The Series A Preferred Stock will be entitled to vote on an as-converted basis with the Common Stock, subject to the Voting Cap prior to the approval of the Proposal by the Common Stock shareholders.

•
Forced Conversion. At any time after the third anniversary of the Closing Date, the Company will have the right to cause One Stone to convert all, but not less than all, of the shares of Series A Preferred Stock into shares of Common Stock, if, among other conditions: (i) the per share price of Common Stock equals or exceeds 200% of the Conversion Price for a period of 20 out of 30 consecutive trading days, (ii) the average daily trading volume of shares of Common Stock exceeds an amount equal to the number of shares of Common Stock issuable upon the conversion of all outstanding shares of Series A Preferred Stock divided by 45, and (iii) the resale of shares of Common Stock is covered by an effective shelf registration statement, or such shares can be sold under Rule 144 under the U.S. Securities Act of 1933, as amended (the "Securities Act").

•
Redemption. At any time after the third anniversary of the Closing Date, and upon 30 days prior written notice, the Company may elect to redeem all, but not less than all, shares of Series A Preferred Stock for an amount equal to the greater of (i) the closing sale price of the Common Stock on the date the Company delivers such notice multiplied by the number of shares of Common Stock issuable upon conversion of the outstanding Series A Preferred Stock, and (ii) a cash payment that, when considering all cash dividends already paid, allows One Stone to achieve a 20% annualized internal rate of return on the then outstanding Series A Preferred Stock. One Stone will have the right to convert the Series A Preferred Stock into shares of Common Stock at any time prior to the close of business on the redemption date.

•
Change in Control. In the event of a Change in Control (defined in the Certificate of Designations for the Series A Preferred Stock) of the Company, holders of Series A Preferred Stock will have the option to (i) convert Series A Preferred Stock into Common Stock immediately prior to the Change in Control, (ii) in certain circumstances, receive stock or securities in the acquirer of the Company having substantially identical terms as those of the Series A Preferred Stock, or

(iii) receive a cash payment that, when considering all cash dividends already paid, allows One Stone to achieve a 20% annualized internal rate of return on the then outstanding Series A Preferred Stock.

•
Liquidation. Upon a liquidation event, holders of Series A Preferred Stock will be entitled to a non-participating liquidation preference per share of Series A Preferred Stock equal to (i) 115% of the Purchase Price until the second anniversary of the issuance of Series A Preferred Stock, (ii) 110% of the Purchase Price after the second anniversary of issuance until the third anniversary of issuance, (iii) 105% of the Purchase Price after the third anniversary of issuance until the fourth anniversary of issuance, and (iv) thereafter, at the Purchase Price, in each case together with any accrued and accumulated dividends.

•	Ranking. Series A Preferred Stock will rank senior to Common Stock with respect to dividend rights and rights on liquidation, winding up, and dissolution.

•
Board Representation. For so long as One Stone owns at least 15% or 10% of the fully diluted shares of Common Stock (assuming full conversion of the Series A Preferred Stock), One Stone will have the right to appoint two members or one member, respectively, to the Company's Board of Directors (the "Board"). These directors will not be subject to director elections by the holders of Common Stock at the Company's annual meetings of shareholders.

•
Minority Veto Rights. For so long as One Stone owns at least 10% of the fully diluted Common Stock (assuming full conversion of the Series A Preferred Stock), One Stone will hold veto rights with respect to (i) capital expenditures greater than $15.0 million that are not provided for in the then-current annual budget; (ii) certain related-party transactions; (iii) changes to the Company's principal line of business; and (iv) an increase in the size of the Board to a number greater than 12.

•
Standstill. For a period of two years following the date of the Series A Purchase Agreement, One Stone is prohibited from (i) acquiring direct or beneficial control of any additional equity securities of the Company or any rights thereto; (ii) participating in or forming any voting group or voting trust with respect to any voting securities of the Company; and (iii) seeking to influence, modify, or control management, the Board, or any business, policies, or actions of the Company. Until such time as One Stone no longer holds any Series A Preferred Stock, One Stone is prohibited from engaging, directly or indirectly, in any short selling of the Common Stock.

•
Registration Rights. One Stone will be entitled to resale registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A Preferred Stock, pursuant to a Registration Rights Agreement to be executed on the Closing Date.

The Series A Purchase Agreement and the related forms of Certificate of Designations of the Series A Preferred Stock and Registration Rights Agreement have been filed as exhibits to the Company's Current Report on Form 8-K filed on May 13, 2013, and are incorporated by reference in the exhibits under Part II, Item 6 of this report. The above summary of the Series A Purchase Agreement and the Series A Preferred Stock does not purport to be complete and is qualified in its entirety by reference to such exhibits.
Management believes that this Series A Preferred Stock financing is a critical milestone in the path to delivering value to shareholders. The proceeds of this transaction, in addition to the Company's $14.5 million in cash and cash equivalents at March 31, 2013, will provide the Company with approximately $38.0 million in liquid capital resources. Specifically, the Company will be in a position to fund (i) the $10.0 to $20.0 million necessary for the drilling, completion, and execution of a CO2-enhanced oil recovery ("CO2-EOR") pilot project at Poplar, including the purchase of necessary CO2 volumes; (ii) the current operational cash flow burn of approximately $1.0 million per month until the ramp up of gas sales from our onshore Australian assets in calendar year 2014; and (iii) the Company's efforts to further establish the value of our United Kingdom acreage through the participation in one or more exploratory wells in calendar year 2014.
In pursuing this financing, the Company considered a number of alternatives, including equity issuances via a PIPE or secondary offering to the institutional investor markets, conventional bank debt, and mezzanine loans from the bank and alternative investment markets. The Company also considered the sale of non-core assets, but determined that this alternative would be premature, as the United Kingdom acreage remains highly prospective, 3-D seismic data over NT/P82 is still undergoing processing, and the onshore Australian assets are not yet fully contracted.
Ultimately, the Company determined this Series A Preferred Stock financing to be the most attractive financing option available. Through this financing, the Company will (i) gain a long term strategic and financial partner in One Stone; (ii) receive approximately $23.5 million in proceeds convertible at a 20% premium to the common share price prior to the transaction, without issuing any warrants; and (iii) maintain adequate protection in the form of forced conversion and redemption rights. Management believes that, in spite of potential ownership dilution to existing shareholders, this transaction represents the most timely and efficient path to increasing net asset value per share.
Sopak, YEP, and Nikolay V. Bogachev; Share and Warrant Repurchases
On January 14, 2013, the Company entered into a Collateral Purchase Agreement with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"). Under the terms of this agreement, Magellan paid $10.0 million in cash consideration to Sopak for 9,264,637 shares of Magellan common stock, a warrant granting Sopak the right to purchase an additional 4,347,826 shares of Magellan common stock at an exercise price of $1.15 per share, and a registration rights agreement related to the repurchased shares and warrant. In addition, the Company obtained from both YEP (defined below) and Nikolay V. Bogachev, who served as a director of the Company until his resignation effective January 16, 2013, a release from all claims by those parties against Magellan or its assets. Sopak originally obtained its shares and warrant in September 2012 by exercising its rights under a pledge and security agreement between Sopak and Young Energy Prize S.A. ("YEP"), a Luxembourg entity affiliated with Mr. Bogachev.
As a result of this transaction, the Company repurchased 17% of its outstanding common stock and eliminated the significant potential dilutive impact of the related warrant at a price and at a time that the Company believes was attractive. Based on the Black-Scholes-Merton valuation of the warrants, the purchase price of the shares is estimated at approximately $0.99 per share.
Separately, in connection with the Company's non-payment of required U.S. Federal tax withholdings in the course of its 2009 acquisition of an interest in NP from YEP I, a defunct entity affiliated with Mr. Bogachev, the Company has concluded that it is unlikely that either YEP I or one of its successor entities will file its U.S. income tax return. As a result, the Company initiated a disclosure process with the IRS and, through that process, determined the outstanding tax liability as of March 31, 2013, to be approximately $0.1 million. Subsequent to March 31, 2013, the outstanding tax liability was paid by the Company. This liability had been previously estimated at approximately $0.4 million.
NASDAQ Deficiency Notice
On November 19, 2012, Magellan received notification from The NASDAQ Stock Market LLC ("NASDAQ") that Magellan was not in compliance with NASDAQ's minimum closing bid price requirement of at least $1.00 per share for the prior 30 consecutive business days. At that time, Magellan was granted a 180-day compliance period, in which it could cure the deficiency if the bid price for Magellan common stock closed at or above $1.00 per share for ten consecutive business days. On February 1, 2013, the Company received formal notification from NASDAQ that it had cured the deficiency as of January 31, 2013. The Company has since remained in compliance with NASDAQ listing rules.
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
As disclosed in the Company's definitive proxy statement (the "Proxy Statement") filed with the SEC on December 7, 2012, for the Annual Meeting, there was a proposal to remove for cause Nikolay V. Bogachev as a director. However, because Mr. Bogachev resigned as a director of the Company effective as of the date of the Annual Meeting, this proposal was not submitted at the annual meeting.
Voluntary ASX Delisting
On March 28, 2013, Magellan completed the voluntary delisting of its shares from trading on the ASX. The Company's shares had traded on the ASX in the form of CHESS Depository Interests since Magellan's 2006 acquisition of MPA. In addition, effective April 5, 2013, Magellan converted the legal status of MPA to a proprietary company, allowing Magellan to alter the MPA board structure and eliminate related compensation expense. As a result of both initiatives, Magellan expects to realize annual savings of approximately $0.3 million.
HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended March 31, 2013, the Company progressed a number of initiatives for its operational assets to evaluate and determine the potential of its oil and gas properties.
Poplar (Montana, USA)
Shallow Intervals. During the three months ended March 31, 2013, Magellan sold 19 Mbbls of oil attributable to its net revenue interests in Poplar, compared to 20 Mbbls of oil sold during the same period in 2012. These results represent a 5% decrease in average daily sales from 209 boepd to 190 boepd. The decrease in production was primarily the result of decreased production from the EPU 117 well, which began production from the Amsden formation in January 2012.
During this period, Magellan focused heavily on advancing its plans for a CO2-EOR in the Charles formation at Poplar. The Company worked with various governmental agencies, including the Bureau of Land Management and the Bureau of Indian Affairs, to gain permits for the drilling of five wells as part of a CO2-EOR pilot project. Permitting is ongoing and is expected to be received in June 2013. In parallel to the permitting process, Magellan has been evaluating various options for the supply and transportation of CO2 for its pilot project. The Company expects to begin the drilling of the CO2-EOR pilot project wells and the injection of the CO2 in late first quarter or early second quarter of fiscal year 2014.
Magellan also remained focused on evaluating the potential of water shut-off treatments on Poplar's existing producing wells, which treatments have the potential to significantly increase oil production from a single well while significantly reducing water production. On the EPU 104 well, Magellan successfully executed a water shut-off treatment in December 2012. Prior to the water shut-off treatment, this well produced approximately 5 bopd and 1,050 bwpd. Following the treatment, the EPU 104's initial production rate was approximately 80 bopd and now produces at an average rate of 43 bopd and 340 bowd and is the best-producing well currently at Poplar. In February 2013, the Company completed a water shut-off treatment on the EPU 119 well. Following initial evaluation, the Company determined that this well will require an acid treatment to establish the efficacy of the water shut-off treatment, which the Company will conduct in the fourth quarter of fiscal year 2013. The Company is currently performing a water shut-off treatment on the EPU 20, EPU 34-11H and EPU 42 wells. Management has also identified several other wells to test further the impact of this water shut-off technology and expect to decide in the first quarter of fiscal year 2014 based on the results of these five wells whether further investment in the application of this technology is economically warranted.
Deep Intervals. Under the terms of the Lease Purchase and Sale and Participation Agreement signed with VAALCO in September 2011 (the "VAALCO PSA"), VAALCO was obligated to drill and complete at their own expense three test wells in the deeper formations at Poplar in order to earn a 65% working interest in and operatorship of these formations. Based on the inconclusive results of the first two test wells and Magellan's desire to use those two well bores for further exploration and/or potential salt water disposal, in December 2012 Magellan renegotiated certain terms of the VAALCO PSA. Under the revised terms, Magellan (i) obtained a 100% working interest in and operatorship of the first two wells, the EPU 133-H and the EPU 120; and (ii) increased its working interest in the deeper formations at Poplar from 35% to 50%, except for the spacing unit associated with EPU 125, VAALCO's third test well, in which Magellan's working interest will remain 35%.
In March 2013, VAALCO completed its third test well, the EPU 125, a vertical well targeting the Nisku formation. Upon production testing, the well produced water but remains inconclusive as to its productive capacity. Pursuant to the terms of the VAALCO PSA, Magellan subsequently regained operatorship of all leases and wells in the deeper formations at Poplar. VAALCO will continue to participate in development of Poplar's deeper formations as a 50% working interest owner (except for the leases within the spacing unit of the EPU 125 well, in which it will maintain a 65% working interest). Magellan intends to perform a water shut-off treatment on the EPU 125 in the Nisku formation in fiscal year 2014.
Australia
Palm Valley. The Palm Valley gas field, which is operated by MPA, produced a gross average of approximately 0.5 MMcf/d of natural gas for sale for the three months ended March 31, 2013, compared to 0.4 MMcf/d during the same period in 2012. Gas sales volumes at Palm Valley decreased in January 2012 following the termination of the long term gas supply agreement with Northern Territory Power and Water Corporation. Gas volumes during the three months ending March 31, 2013, were sold under a long term gas sales contract with Santos. Gas sales volumes under this contract are expected to ramp up based on currently scheduled contracts to approximately 4 MMcf/d in the third quarter of fiscal year 2014, at which point Palm Valley will be fully contracted at its current deliverability capacity, selling approximately 1.4 Bcf per year and generating revenues of approximately $7.0 million per year.
Dingo. During the three months ended March 31, 2013, the Company continued its marketing efforts to identify and attract long term customers for Dingo's gas resources. The Company is currently in discussions with various gas customers in the Northern Territory and is seeking to execute a long term gas supply agreement with one or more of them. In parallel to the marketing efforts, during the quarter Magellan completed a pre-front-end engineering and design study to evaluate the cost and logistics of installing gas treatment facilities and tying the Dingo field into the existing pipeline infrastructure near Alice Springs. Following the execution of a gas sales agreement, Magellan plans to begin the full front-end engineering for the Dingo development.
NT/P82. In December 2012, Magellan successfully conducted, via a third-party contractor, a 3-D and 2-D seismic survey over its NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia. The seismic recording vessel Voyager Explorer, operated by Seabird Exploration FZ-LLC, acquired a total of 76 square miles of full fold 3-D data and 65 miles of 2-D full fold data. Currently, the seismic data is being processed by CGGVeritas, and the first batch is being received in accordance with our original timing expectations. Due to the fluvial deposition characteristics of the seafloor in the seismic shoot area, the Company has decided to reprocess part of the data in order to achieve a level of clarity in the results which the Company believes a potential farm-in partner would expect. The results of processing and interpreting the seismic data are expected in or around July 2013.
United Kingdom
Celtique Energie Operated Licenses. In southern England, Magellan and Celtique Energie each own a 50% working interest in four licenses (PEDL 231, 232, 234, and 243) covering a gross total of approximately 270,000 acres in the central portion of the Weald and Wessex basins. PEDL 243 is in the Wessex basin on the south coast and not as valuable. The four licenses will expire on June 30, 2014, unless extended. During the three months ended March 31, 2013, Magellan, in conjunction with Celtique, focused on potential well site locations and evaluating the prospects for an exploratory well in one of these licenses. Such a well would serve to assess the hydrocarbon potential of the Kimmeridge and Liassic Formations, which are considered to have significant unconventional hydrocarbon potential. Furthermore, there have been certain favorable developments regarding the potential development of unconventional resources in the United Kingdom, which may have a positive impact on the value of Magellan's acreage position there. In December 2012, the United Kingdom government announced that exploratory hydraulic fracturing activities could resume in the United Kingdom, in addition to announcing plans to better exploit its unconventional gas resources. Tax incentives and other favorable changes in United Kingdom laws and regulations with respect to hydraulic fracturing are expected to be introduced in the coming months.
Northern Petroleum Operated Licenses. In the Weald and Wessex Basins, Magellan owns working interests of between 23% and 40% in five licenses operated by Northern Petroleum (PEDL 126, 155, 240, and 256 and P1916), which expire between June 2014 and January 2016. During the three months ended March 31, 2013, Magellan determined it had no further development plans with respect to the Markwells Wood-1 well, which was drilled in fiscal year 2011, and wrote off its remaining investment in that well of approximately $2.0 million. During the same period, the Company continued to evaluate the exploration options for its most recently acquired license, P1916, which lies offshore, west of the Isle of Wight, and is prospective for a Wytch Farm extension play.
Magellan Operated Licenses. In the Weald Basin, Magellan owns a 100% interest in two licenses (PEDL 137 and 246), which expire in September 2013 and June 2014, respectively. During the period ended March 31, 2013, the Company actively pursued a farm-in partner for the drilling of an exploration well on the Horse Hill prospect in PEDL 137, for which the Company has obtained Planning Permission from the Surrey County Council.
CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our activities from cash from operations and our existing cash balance. In the future the Company intends to fund the implementation of its strategy through existing cash balances and through a prioritization of assets, which may include farm-outs and partial or total divestitures of some of the Company's international assets. The Company has limited capital expenditure obligations related to its leases and licenses, which allow for significant flexibility in the use of its capital resources. Following the closing of the Series A Purchase Agreement and based on its existing cash position and the various alternative sources of funds generally available to the Company, the Company believes it has sufficient financial resources to fund its ongoing operations and to finance projects that will further establish the full value of its assets.
Uses of Funds
Capital Expenditures Plans. At Poplar, the Company does not face significant mandatory capital expenditure requirements to maintain its acreage position. Substantially all of the leases are held by production and contain producing wells with reserves adequate to sustain multi-year production. Approximately 80% of the acreage has been unitized as a Federal Exploratory Unit, which is held by production from any one well. Currently, Poplar contains 35 producing wells. In the shallow intervals, which are 100% owned and operated by the Company. Discretionary capital expenditure plans over the next two years will be determined by the results of ongoing engineering and technical analysis and capital resources. In fiscal year 2013, the Company intends to evaluate the potential of CO2-EOR in the Charles formation at Poplar by drilling a five-well pilot, including one CO2 injector well and four producing wells. Magellan expects to incur approximately $20.0 million in capital drilling costs on these wells. Timing of the drilling of these wells will depend on the permitting process, weather, and the availability of drilling rigs and other necessary resources. The four producing wells are designed to yield conventional oil production from the Charles formation in addition to enhanced production as a result of the CO2-EOR.
In the deeper intervals of Poplar, which Magellan operates and in which Magellan generally has a 50% working interest as a result of the VAALCO PSA renegotiations, capital expenditures are discretionary and will be determined by evaluation work to be conducted by Magellan on the three test wells to the deeper formations drilled over the past 15 months.
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
At Dingo, the Company's interest in the field is governed by Retention License No. 2, which expires in February 2014 (and is subject to renewal for a further 5 years). No mandatory capital expenditure is required until new gas sales contracts are secured. Dingo contains two suspended wells capable of production. The Company is currently evaluating a number of options for the future development of this field and is in the process of identifying potential new gas customers.
In the Bonaparte Basin, offshore Australia, the Company holds a 100% interest in the NT/P82 Exploration Permit. During the three months ended March 31, 2013, the 3-D and 2-D seismic data obtained by the Company for the exploration permit was undergoing processing and interpretation, which is expected to continue until July 2013. As of March 31, 2013, approximately $0.3 million of exploration expense related to the NT/P82 seismic survey and associated processing and interpretation remains to be paid over the next twelve month period.

In the United Kingdom, the Company's interests are governed by various Petroleum Exploration and Development Licenses. The majority of these licenses expire in fiscal year 2014, and all are subject to "drill-or-drop" terms.
Contractual Obligations. Please refer to the contractual obligations table in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2012, for information on all material contractual obligations.
Share Repurchase Program. On September 24, 2012, the Company announced that its Board of Directors had approved a stock repurchase program whereby the Company is authorized to repurchase up to a total of $2.0 million in shares of its common stock. As of March 31, 2013, $1.9 million remained authorized for stock repurchases under this program. See Issuer Purchases of Equity Securities under Part II, Item 2 of this report for additional information.
Collateral Purchase Agreement. Following the completion of the Collateral Purchase Agreement with Sopak in January 2013, the Company's cash balances were reduced by $10.0 million.
Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $14.5 million of cash and cash equivalents as of March 31, 2013, compared to $41.2 million as of June 30, 2012.
The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash balances totaled $3.9 million as of March 31, 2013, with the remaining $10.7 million held in cash equivalents with maturities of 90 days or less. In the United States cash equivalents were held in U.S. Treasury notes and totaled $3.5 million, and in Australia cash equivalents were held in several time deposit accounts totaling $7.2 million.
Due to the international nature of its operations, the Company is exposed to certain legal and tax constraints in matching the capital needs of its assets and its cash resources. As of March 31, 2013, $7.2 million or 50% of the Company's consolidated cash and cash equivalents were deposited in accounts held by MPA. To the extent that the Company repatriates cash amounts from MPA to the U.S., the Company will potentially be liable for incremental U.S. Federal and state income tax, which may be reduced by the U.S. Federal and state net operating loss and foreign tax credit carry forwards available to the Company at that time.
Existing Credit Facilities. A summary of the Company's existing credit facilities and borrowing base is as follows:

	March 31, 2013	June 30, 2012
	(In thousands)
Outstanding borrowings:
Term loan	$498	$870
Line of credit	637	50
Total	$1,135	$920
The Company, through its wholly owned subsidiary NP, maintains its only credit facility (the "Line of Credit") with Jonah Bank of Wyoming. As of March 31, 2013, $0.6 million of the $1.0 million Line of Credit was drawn, $25 thousand secured a Line of Credit in favor of the Bureau of Land Management, and $0.3 million remained available to borrow. As of March 31, 2013, NP was in compliance with its financial covenants as set forth in the term loan agreement. The credit facility is collateralized by a first mortgage and an assignment of production from Poplar and guaranteed by the Company up to $6.0 million but not to exceed the amount of the principal owed, which was $1.1 million as of March 31, 2013.
Other Sources of Financing. In addition to its existing liquid capital resources, including the Series A Preferred Agreement as discussed above, the Company has various alternatives to fund the development of its assets. These alternatives could potentially include conventional bank debt, a reserve-based loan facility, mezzanine financing from the bank and alternative investment markets, equity issuances via a PIPE or secondary offering, a partial or complete divestiture or farm-out of a portion of the development program of some of the Company's assets, and issuances of new shares to equity investors or hybrid equity securities to potential investors.

Cash Flows
The following table presents the Company's cash flow information for the nine months ended:

	March 31,
	2013	2012
	(In thousands)
Cash (used in) provided by:
Operating activities	$(15,180)	$(10,310)
Investing activities	(2,316)	9,908
Financing activities	(9,931)	(3,197)
Effect of exchange rate changes on cash and cash equivalents	728	392
Net decrease in cash and cash equivalents	$(26,699)	$(3,207)
Cash used in operating activities during the nine months ended March 31, 2013, was $15.2 million, compared to $10.3 million for the same period in 2012. The increase in cash used in operating activities primarily related to a decrease in revenues of $6.4 million and an increase in cash outflows related to our operating assets and liabilities. The Company also incurred approximately $3.6 million related to MPA's 2-D and 3-D seismic exploration costs incurred in the Bonaparte Basin, offshore Australia, relating to our NT/P82 Exploration Permit, offset by a decrease in lease operating expenses of $5.2 million.
Cash used in investing activities during the nine months ended March 31, 2013, was $2.3 million, compared to cash provided of $9.9 million for the same period in 2012. For the nine months ended March 31, 2013, the $2.3 million used in investing activities were primarily spent on the development of our assets, of which $0.7 million related to water shut-off treatments, $0.7 million related to pipeline, facility costs and various equipment repairs at Poplar, $0.2 million on pre-drilling cost for the CO2-EOR pilot project, and $0.2 million related to the purchase of third party overriding royalty interests at Poplar. For the same period in 2012, $5.0 million in proceeds was received from VAALCO and a $10.9 million deposit related to the Evans Shoal Asset Sales Deed was refunded to the Company, both of which were partially offset by $0.8 million spent on the purchase of non-controlling interests in Poplar and $5.2 million in expenditures on the development of our assets.
Cash used in financing activities during the nine months ended March 31, 2013, was $9.9 million, compared to $3.2 million for the same period in 2012. The increase in cash used in financing activities for the nine months ended March 31, 2013, related to a repurchase of the Company's common stock and the repurchase of a warrant in the amount of $10.0 million, which was partially offset by cash provided by short term debt issuances of $0.6 million. For the same period in 2012, cash used in financing activities primarily related to a $3.4 million purchase of the non-controlling interest in Poplar.
During the nine months ended March 31, 2013, the effect of changes in foreign currency exchange rates positively impacted the translation of our AUD denominated cash and cash equivalent balances into USD and resulted in an increase of $0.7 million in cash and cash equivalents, compared to an increase of $0.4 million for the same period in 2012.
NON-GAAP FINANCIAL MEASURES AND RECONCILIATION
Adjusted EBITDAX
We define Adjusted EBITDAX as net income (loss) attributable to Magellan, plus (i) depletion, depreciation, amortization, and accretion expense, (ii) exploration expense, (iii) stock based compensation expense, (iv) foreign transaction (gain) loss, (v) impairment expense, (vi) gain on sale of assets, (vii) net interest (income) expense, (viii) other income, (ix) income tax benefit, and (x) net income attributable to non-controlling interest in subsidiaries. Adjusted EBITDAX is not a measure of net income or cash flow as determined by accounting principles generally accepted in the United States ("GAAP") and excludes certain items that we believe affect the comparability of operating results.
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

The following table provides a reconciliation of net loss to Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)
Net loss attributable to Magellan Petroleum Corporation	$(4,332)	$(4,590)	$(16,928)	$(8,207)
Depletion, depreciation, amortization, and accretion expense	342	401	991	1,242
Exploration expense	2,709	1,625	7,425	3,619
Stock based compensation expense	147	395	753	1,282
Foreign transaction (gain) loss	(12)	30	23	(1,045)
Impairment expense	—	—	890	—
Gain on sale of assets	—	(19)	—	(4,029)
Net interest (income) expense	(101)	33	(580)	(357)
Other income	(612)	(5)	(499)	(5)
Income tax benefit	(321)	—	(978)	—
Net income attributable to non-controlling interest in subsidiary	—	—	—	(15)
Adjusted EBITDAX	$(2,180)	$(2,130)	$(8,903)	$(7,515)
For clarification purposes, the below tables provides an alternative method for calculating Adjusted EBITDAX, which can also be calculated as revenue less (i) lease operating expense and (ii) general and administrative expense; plus (i) stock based compensation expense and (ii) foreign transaction (gain) loss.
The following table provides the alternative method for calculating Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)
Total revenues	$1,937	$4,805	$5,346	$11,743
Less:
Lease operating	(1,472)	(4,135)	(5,188)	(10,412)
General and administrative	(2,780)	(3,225)	(9,837)	(9,083)
Plus:
Stock based compensation expense	147	395	753	1,282
Foreign transaction (gain) loss	(12)	30	23	(1,045)
Adjusted EBITDAX	$(2,180)	$(2,130)	$(8,903)	$(7,515)

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED MARCH 31, 2013, AND 2012
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the three months ended:

	March 31,
	2013	2012	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	19	20	(1)	(5)%

Palm Valley gas (MMcf)	46	43	3	7%
Mereenie oil (Mbbls)	—	20	(20)	(100)%
Total Australia sales (Mboe)	8	27	(19)	(70)%

Net sales by product:
Oil (Mbbls)	19.41	40.00	(20.59)	(51)%
Gas (MMcf)	46.47	43.00	3.47	8%

Consolidated sales (Mboe)	27.15	47.00	(19.85)	(42)%
Consolidated sales (boepd)	301.68	516.00	(214.32)	(42)%
Sales volume for the three months ended March 31, 2013, totaled 27 Mboe (302 boepd), compared to 47 Mboe (516 boepd) sold in the prior year period, a decrease of 42%. Sales volume by product for the three months ended March 31, 2013, was 71% oil and 29% gas, compared to 85% oil and 15% gas in the prior year period. At Poplar, the decrease in production was primarily the result of decreased production from the EPU 117 well, which began production from the Amsden formation in January 2012. This decrease was partially offset by increased production from the EPU 104 well as a result of the water shut-off program. Gas sales volumes at Palm Valley increased slightly during the three months ended March 31, 2013, relative to the prior year period due to the temporary interruption of gas sales in January 2012 following the termination of the long term gas supply agreement with Northern Territory Power and Water Corporation. Gas volumes during the current period were sold under a long term gas sales contract with Santos. Gas sales volumes under this contract are expected to approximate 4 MMcf/d by fiscal year 2015. Following Magellan's divestiture in May 2012 of its interests in Mereenie under the terms of the Santos SA, the Company no longer has any production volume from this asset.

Oil and Gas Prices
The following table presents the average realized oil and gas prices for the three months ended:

	March 31,
	2013	2012	Difference	Percent change
Average realized price:
Poplar (USD/bbl)	87.91	84.59	3.32	4%
Palm Valley (AUD/Mcf)	4.79	3.79	1.00	26%
Mereenie oil (AUD/bbl)	—	139.66	(139.66)	(100)%
Consolidated (USD/boe)	71.34	102.34	(31.00)	(30)%
The average realized price for the three months ended March 31, 2013, was $71/boe compared to $102/boe in the prior year period, a decrease of 30%. At present, the Company does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar increased by 4% primarily as a result of improved differentials relative to the benchmark pricing (WTI) realized at that field. The average realized gas price from Palm Valley increased by 26%, which reflects higher prices realized under the current long term gas sales contract with Santos relative to the 25-year gas sales agreement with Northern Territory Power and Water Corporation, which was in effect for a portion of the prior year period.
Revenues
The following table presents revenues for the three months ended:

	March 31,
	2013	2012	Difference	Percent change
	(In thousands)
Consolidated net revenue by source (USD):
Poplar	$1,706	$1,692	$14	1%
Palm Valley	231	172	59	34%
Mereenie	—	2,941	(2,941)	(100)%
Total	$1,937	$4,805	$(2,868)	(60)%

MPA net revenue by source (AUD):
Palm Valley	$222	$163	$59	36%
Mereenie	—	2,793	(2,793)	(100)%
Total	$222	$2,956	$(2,734)	(92)%

Consolidated net revenues by type (USD):
Oil	$1,706	$4,633	$(2,927)	(63)%
Gas	231	172	59	34%
Total	$1,937	$4,805	$(2,868)	(60)%
Revenues for the three months ended March 31, 2013, totaled $1.9 million, compared to $4.8 million in the prior year period, a decrease of 60%. The $2.9 million decrease in revenue was primarily due to the sale of Magellan's interest in the Mereenie oil and gas field to Santos in May 2012.

Operating and Other Expenses
The following table presents operating expenses for the three months ended:

	March 31,
	2013	2012	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$1,472	$4,135	$(2,663)	(64)%
Depletion, depreciation, amortization, and accretion	$342	$401	$(59)	(15)%
Exploration	$2,709	$1,625	$1,084	67%
General and administrative	$2,780	$3,225	$(445)	(14)%

Selected operating expenses (USD/boe):
Lease operating	$54	$88	$(34)	(39)%
Depletion, depreciation, amortization, and accretion	$13	$9	$4	44%
Exploration	$100	$35	$65	186%
General and administrative	$102	$69	$33	48%
Lease Operating Expenses. Lease operating expenses decreased $2.7 million to $1.5 million, or $54/boe, during the three months ended March 31, 2013. At Poplar, lease operating expenses decreased by approximately $0.1 million due to decreased workover activity in the current period (see "Highlights of Operational Activities"). At MPA, lease operating expenses decreased by approximately $2.5 million primarily because MPA recorded no lease operating expenses related to the Mereenie oil and gas field, which was sold to Santos in May 2012 under the terms of the Santos SA.
Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the three months ended:

	March 31,
	2013	2012	Difference	Percent change
	(In thousands)
Depreciation and amortization	$106	$123	$(17)	(14)%
Depletion	130	104	26	25%
ARO accretion	106	174	(68)	(39)%
Total	$342	$401	$(59)	(15)%
Depletion, depreciation, amortization, and accretion expenses decreased $59 thousand to $342 thousand, or $13/boe, during the three months ended March 31, 2013. Accretion expense decreased as a result of the disposal of the Mereenie interests in the Santos SA which consequently reduced AROs.
Exploration Expenses. Exploration expenses increased by $1.1 million to $2.7 million, or $100/boe, during the three months ended March 31, 2013. The $1.1 million increase primarily resulted from the $2.2 million write off of the Company's interest in the Markwells Wood-1 well in the United Kingdom, which resulted from the Company's determination that it had no further development plans with respect to this well. This increase was partially offset by decreased exploration at Poplar.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	March 31,
	2013	2012	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation and foreign transaction (gain) loss)	$2,645	$2,800	$(155)	(6)%
Stock based compensation	147	395	(248)	(63)%
Foreign transaction (gain) loss	(12)	30	(42)	(140)%
Total	$2,780	$3,225	$(445)	(14)%
General and administrative expenses for the three months ended March 31, 2013, decreased by $0.4 million relative to the prior year period. General and administrative expenses, excluding stock based compensation and foreign transaction (gain)/loss, decreased by $0.2 million to $2.6 million, or $96/boe during the three months ended March 31, 2013. This decrease is primarily the result of decreased legal and consulting expenses relative to the prior year period. Following the completion of the Santos SA in May 2012, foreign transaction (gain)/loss is expected to be minimal in the future.
COMPARISON OF RESULTS BETWEEN THE NINE MONTHS ENDED MARCH 31, 2013, AND 2012
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the nine months ended:

	March 31,
	2013	2012	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	55	54	1	2%

Palm Valley gas (MMcf)	149	400	(251)	(63)%
Mereenie oil (Mbbls)	—	45	(45)	(100)%
Total Australia sales (Mboe)	25	112	(87)	(78)%

Net sales by product:
Oil (Mbbls)	55.32	99.00	(43.68)	(44)%
Gas (MMcf)	148.79	400.00	(251.21)	(63)%

Consolidated sales (Mboe)	80.11	166.00	(85.89)	(52)%
Consolidated sales (boepd)	292.39	606.00	(313.61)	(52)%
Sales volume for the nine months ended March 31, 2013, totaled 80 Mboe (292 boepd), compared to 166 Mboe (606 boepd) sold in the prior year period, a decrease of 52%. Sales volume by product for the nine months ended March 31, 2013, was 69% oil and 31% gas, compared to 60% oil and 40% gas in the prior year period. At Poplar, production remained approximately even with the prior year period. Gas sales volumes at Palm Valley decreased due to the termination of the 25-year gas sales contract with Northern Territory Power and Water Corporation in January 2012. Gas volumes during the current period were sold under a long term gas sales contract with Santos. Gas sales volumes under this contract are expected to approximate 4 MMcf/d by fiscal year 2015. Following Magellan's divestiture in May 2012 of its interests in Mereenie under the terms of the Santos SA, the Company has ceased to report sales volumes from this asset.
Oil and Gas Prices
The following table presents the average realized oil and gas prices for the nine months ended:

	March 31,
	2013	2012	Difference	Percent change
Average realized price:
Poplar (USD/bbl)	83.30	84.70	(1.40)	(2)%
Palm Valley (AUD/Mcf)	4.77	2.85	1.92	67%
Mereenie oil (AUD/bbl)	—	134.82	(134.82)	(100)%
Consolidated (USD/boe)	66.73	70.98	(4.25)	(6)%
The average realized price for the nine months ended March 31, 2013, was $67/boe compared to $71/boe in the prior year period, a decrease of 6%. At present, the Company does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar decreased by 2% as a result of decreased benchmark pricing (WTI) partially offset by improved differentials relative to the benchmark pricing (WTI) realized at the field. The average realized gas price from Palm Valley increased by 67%. This increase reflects higher prices realized under the current long term gas sales contract with Santos relative to the 25-year gas sales agreement with Northern Territory Power and Water Corporation, which was in effect for a portion of the prior year period.

Revenues
The following table presents revenues for the nine months ended:

	March 31,
	2013	2012	Difference	Percent change
	(In thousands)
Consolidated net revenue by source (USD):
Poplar	$4,608	$4,574	$34	1%
Palm Valley	738	1,148	(410)	(36)%
Mereenie	—	6,021	(6,021)	(100)%
Total	$5,346	$11,743	$(6,397)	(54)%

MPA net revenue by source (AUD):
Palm Valley	$710	$1,098	$(388)	(35)%
Mereenie	—	5,836	(5,836)	(100)%
Total	$710	$6,934	$(6,224)	(90)%

Consolidated net revenues by type (USD):
Oil	$4,608	$10,595	$(5,987)	(57)%
Gas	738	1,148	(410)	(36)%
Total	$5,346	$11,743	$(6,397)	(54)%
Revenues for the nine months ended March 31, 2013, totaled $5.3 million, compared to $11.7 million in the prior year period, a decrease of 54%. The $6.4 million decrease in revenue was primarily due to the sale of Magellan's interest in the Mereenie oil and gas field to Santos in May 2012.
Operating and Other Expenses
The following table presents operating expenses for the nine months ended:

	March 31,
	2013	2012	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$5,188	$10,412	$(5,224)	(50)%
Depletion, depreciation, amortization, and accretion	$991	$1,242	$(251)	(20)%
Exploration	$7,425	$3,619	$3,806	105%
General and administrative	$9,837	$9,083	$754	8%

Selected operating expenses (USD/boe):
Lease operating	$65	$63	$2	3%
Depletion, depreciation, amortization, and accretion	$12	$7	$5	71%
Exploration	$93	$22	$71	323%
General and administrative	$123	$55	$68	124%
Lease Operating Expenses. Lease operating expenses decreased $5.2 million to $5.2 million, or $65/boe, during the nine months ended March 31, 2013, relative to the prior year period. At Poplar, lease operating expenses increased by approximately $0.1 million due to increased workovers and maintenance activity compared to the same period in the prior year (see Highlights of Operational Activities for further details). At MPA, lease operating expenses decreased by $5.3 million primarily because MPA recorded no lease operating expenses related to the Mereenie oil and gas field, which was sold to Santos in May 2012 under the terms of the Santos SA.

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the nine months ended:

	March 31,
	2013	2012	Difference	Percent change
	(In thousands)
Depreciation and amortization	$288	$350	$(62)	(18)%
Depletion	374	404	(30)	(7)%
ARO accretion	329	488	(159)	(33)%
Total	$991	$1,242	$(251)	(20)%
Depletion, depreciation, amortization, and accretion expenses decreased $251 thousand to $991 thousand, or $12/boe, during the nine months ended March 31, 2013. Accretion expense decreased as a result of the disposal of the Mereenie interests in the Santos SA which consequently reduced AROs. Disposal of oil and gas properties in the same transaction also resulted in decreased depletion expense compared to the prior year period at MPA.
Exploration Expenses. Exploration expenses increased by $3.8 million to $7.4 million, or $93/boe, during the nine months ended March 31, 2013. Of the $3.8 million increase, $3.6 million related to MPA's 2-D and 3-D seismic exploration costs incurred in the Bonaparte Basin, offshore Australia, relating to our NT/P82 Exploration Permit during the nine months ended March 31, 2013, and the $2.2 million write off of Magellan's interest in the Markwells Wood-1 well in the United Kingdom.
General and Administrative Expenses. The following table presents general and administrative expenses for the nine months ended:

	March 31,
	2013	2012	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation and foreign transaction loss (gain))	$9,061	$8,846	$215	2%
Stock based compensation	753	1,282	(529)	(41)%
Foreign transaction loss (gain)	23	(1,045)	1,068	(102)%
Total	$9,837	$9,083	$754	8%
General and administrative expenses increased $0.8 million to $9.8 million, or $123/boe, during the nine months ended March 31, 2013. General and administrative expenses, excluding stock based compensation and foreign transaction loss/(gain), increased by $0.2 million to $9.1 million, or $113/boe. This increase is due primarily to a $0.8 million accrual for severance costs payable to former employees pursuant to the terms of their employment agreements, offset by $0.4 million in decreased consulting costs at MPA related to the Evans Shoal transaction, which ended in the prior year period, $0.1 million in decreased accounting expenses, and $0.1 million in decreased rent due to the relocation of MPA into more economical office space. Following the completion of the Santos SA in May 2012, foreign transaction loss/(gain) is expected to be minimal in the future.
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
Among these risks and uncertainties are: (i) whether the Company can successfully achieve cost savings while delivering revenue growth; (ii) whether the workovers, recompletions, water shut-off technologies, CO2-EOR initiatives, and other drilling at

Poplar will result in increased production and cash generation and/or will otherwise successfully assist in the development of Poplar; (iii) the production levels from the properties in which the Company, through its subsidiaries, have interests, the recoverable reserves at those properties, and the prices that will ultimately be applied to the sale of such reserves; (iv) operational risks in exploration, development, and production; (v) delays or changes in plans with respect to exploration or development projects or capital expenditures; (vi) risks associated with equipment procurement and equipment failure; (vii) whether seismic data will confirm the resource potential of the NT/P82 permit; (viii) fluctuations in oil and gas prices; (ix) whether the repurchase of the shares and the warrant from Sopak will impact our share value or shareholders; (x) risks regarding the completion of the Series A Stock Purchase Agreement financing and whether the Company will realize the expected benefits from that transaction; and (xi) access to capital markets and other uncertainties related to funding.
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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investments in marketable securities. The exchange rates between the Australian dollar and the U.S. dollar and the exchange rates between the U.S. dollar and the British pound have changed in recent periods and may fluctuate substantially in the future. Any appreciation of the U.S. dollar against the Australian dollar is likely to weaken revenue, operating income, and net income. Because of our United Kingdom development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in British pounds. Accordingly, any material appreciation of the British pound against the Australian and U.S. dollars could have a negative impact on our business, operating results, and financial condition.
For the three months ended March 31, 2013, oil sales represented approximately 88% of total oil and gas revenues. Based on the current three months’ sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.2 million. Gas sales, which represented approximately 12% of total oil and gas revenues in the current three month period, are derived primarily from the Palm Valley field in the Northern Territory of Australia, where the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index for the three months ended March 31, 2013.
At March 31, 2013, the fair value of our investments in securities available for sale was $0.1 million.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings discussion in our Form 10-K for the fiscal year ended June 30, 2012, in response to Item 3 of Part I of such Form 10-K.

ITEM 1A RISK FACTORS

Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, operating results, or cash flows. There have been no material changes from the Risk Factors described in such Form 10-K. However, those Risk Factors continue to be relevant to an understanding of our business, financial condition, operating results, and cash flows, and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information about purchases of the Company's common stock by the Company during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number or Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1, 2013 - January 31, 2013	9,264,637	(2)	$—	(2)	—	$1,863,022
February 1, 2013 - February 28, 2013	—		$—		—	$1,863,022
March 1, 2013 - March 31, 2013	—		$—		—	$1,863,022
Total	—		$—		—
(1) On September 24, 2012, the Company announced that its Board of Directors had approved a stock repurchase program whereby the Company is authorized to repurchase up to a total of $2.0 million in shares of its common stock. This authorization will expire on August 21, 2014. The shares may be repurchased from time to time in open market or privately negotiated transactions, subject to market conditions and other factors, including compliance with securities laws. Stock repurchases may be funded with existing cash balances or internal cash flow. The stock repurchase program may be suspended or discontinued at any time. During the quarter ended December 31, 2012, the Company had purchased 149,539 shares of its common stock under this program at an average price of $0.916 per share, or a total cost of $137 thousand, all of which shares are being held in treasury at cost.
(2) As previously reported by the Company in a Current Report on Form 8-K filed on January 17, 2013, on January 16, 2013 the Company purchased, for a purchase price of ten million United States dollars ($10,000,000), certain collateral items (the "Collateral") from Sopak AG, a Swiss corporation ("Sopak"), including: (i) 9,264,637 shares of the Company's common stock, (ii) a warrant granting Sopak the right to purchase from the Company an additional 4,347,826 shares of the Company's common stock, and (iii) a Registration Rights Agreement, dated as of June 29, 2009 and amended as of October 14, 2009 and June 23, 2010, between the Company, Young Energy Prize S.A., a Luxembourg corporation ("YEP"), and ECP Fund, SICAV-FIS, a Luxembourg corporation ("ECP"), which is a subsidiary of Yamalco Investments Limited, a Cyprus company ("Yamalco"). YEP, ECP, and Yamalco are entities affiliated with Nikolay V. Bogachev, who served as a director of the Company until his resignation effective January 16, 2013. The Collateral was obtained by Sopak pursuant to the exercise of its rights under a Pledge and Security Agreement between Sopak and YEP. As set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements included in this report, for accounting purposes an average price per share of $0.993 has been assigned to the repurchased shares, which reflects the reduction from the $10.0 million purchase price for the fair value of the warrant.

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

3.6 +
Form of Certificate of Designations of Series A Convertible Preferred Stock of Magellan Petroleum Corporation (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 13, 2013 and incorporated herein by reference).

3.7	By-Laws, as amended on November 6, 2012 (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).
4.1 +
Form of Registration Rights Agreement dated between Magellan Petroleum Corporation and One Stone Holdings II LP (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 13, 2013 and incorporated herein by reference).

10.1 +
Collateral Purchase Agreement dated January 14, 2013 between Sopak AG and Magellan Petroleum Corporation (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference).

10.2 +
Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference).

10.3 +
Series A Convertible Preferred Stock Purchase Agreement dated May 10, 2013 between Magellan Petroleum Corporation and One Stone Holdings II LP (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 13, 2013 and incorporated herein by reference).

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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer
(as Principal Financial and Accounting Officer)

Date:	May 13, 2013