Form 10-Q
period 2013-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2014-02-14
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer's single class of common stock as of February 12, 2014 was 45,348,709.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)
MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	December 31, 2013	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,159	$32,469
Accounts receivable — trade	842	794
Accounts receivable — working interest partners	35	58
Inventories	561	555
Prepaid and other assets	2,065	1,422
Total current assets	15,662	35,298

PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Proved oil and gas properties	35,872	35,377
Less accumulated depletion, depreciation, amortization, and accretion	(6,216)	(5,814)
Unproved oil and gas properties	5,238	5,312
Wells in progress	14,459	923
Land, buildings, and equipment (net of accumulated depreciation of $1,611 and $1,810 as of December 31, 2013, and June 30, 2013, respectively)	1,142	1,382
Net property and equipment	50,495	37,180

OTHER NON-CURRENT ASSETS:
Goodwill	2,174	2,174
Deferred income taxes	7,217	7,217
Other long term assets	250	403
Total other non-current assets	9,641	9,794
Total assets	$75,798	$82,272

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term line of credit	$51	$51
Current portion of note payable	174	390
Current portion of asset retirement obligations	384	476
Accounts payable	2,756	1,948
Accrued and other liabilities	3,363	2,757
Accrued dividends	—	202
Total current liabilities	6,728	5,824

LONG TERM LIABILITIES:
Asset retirement obligations	6,628	6,403
Contingent consideration payable	4,096	3,940
Other long term liabilities	165	163
Total long term liabilities	10,889	10,506

COMMITMENTS AND CONTINGENCIES (Note 12)

PREFERRED STOCK (Note 7):
Series A convertible preferred stock (par value $0.01 per share): Authorized 50,000,000 shares, issued 20,089,436 and 19,239,734 as of December 31, 2013, and June 30, 2013, respectively; liquidation preference of $28,220 and $27,227, respectively	24,540	23,502
Total preferred stock	24,540	23,502

EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued, 54,773,823 and 54,057,159 as of December 31, 2013, and June 30, 2013, respectively	548	540
Treasury stock (at cost): 9,425,114 and 9,414,176 shares as of December 31, 2013, and June 30, 2013, respectively	(9,344)	(9,333)
Capital in excess of par value	91,844	90,786
Accumulated deficit	(59,862)	(50,079)
Accumulated other comprehensive income	10,455	10,526
Total equity attributable to Magellan Petroleum Corporation	33,641	42,440
Total liabilities, preferred stock and equity	$75,798	$82,272
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2013	2012	2013	2012
REVENUES:
Oil production	$1,632	$1,442	$3,767	$2,902
Gas production	237	306	458	507
Total revenues	1,869	1,748	4,225	3,409

OPERATING EXPENSES:
Lease operating	1,718	1,665	4,474	3,716
Depletion, depreciation, amortization, and accretion	598	332	907	649
Exploration	728	4,094	1,657	4,716
General and administrative	2,882	3,394	5,977	7,057
Impairment	—	—	—	890
Loss on sale of assets	33	—	95	—
Total operating expenses	5,959	9,485	13,110	17,028

LOSS FROM OPERATIONS	(4,090)	(7,737)	(8,885)	(13,619)

OTHER INCOME (EXPENSE):
Net interest income	23	258	43	479
Other expense	(45)	(127)	(105)	(112)
Total other (expense) income	(22)	131	(62)	367

LOSS BEFORE INCOME TAX	(4,112)	(7,606)	(8,947)	(13,252)
Income tax benefit	—	321	—	658
LOSS AFTER INCOME TAX	(4,112)	(7,285)	(8,947)	(12,594)
Preferred stock dividend	(421)	—	(836)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,533)	$(7,285)	$(9,783)	$(12,594)

Earnings per common share (Note 9):
Weighted average number of basic and diluted shares outstanding	45,348,709	53,860,337	45,348,774	53,854,759
Net loss per basic and diluted share outstanding	$(0.10)	$(0.14)	$(0.22)	$(0.23)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2013	2012	2013	2012
LOSS AFTER INCOME TAX	$(4,112)	$(7,285)	$(8,947)	$(12,594)
Foreign currency translation adjustments	(248)	22	(77)	963
Unrealized holding gain (loss) on securities available for sale, net of deferred tax of $0	(17)	—	6	(22)
Comprehensive loss attributable to Magellan Petroleum Corporation	$(4,377)	$(7,263)	$(9,018)	$(11,653)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
June 30, 2013	$540	$(9,333)	$90,786	$(50,079)	$10,526	$42,440
Net loss	—	—	—	(8,947)	—	$(8,947)
Foreign currency translation adjustments	—	—	—	—	(77)	$(77)
Unrealized holding gain on securities available for sale, net of taxes	—	—	—	—	6	$6
Stock and stock compensation expense	8	—	1,058	—	—	$1,066
Net shares repurchased for employee tax costs upon vesting of restricted stock	—	(11)	—	—	—	$(11)
Preferred stock dividend	—	—	—	(836)	—	$(836)
December 31, 2013	$548	$(9,344)	$91,844	$(59,862)	$10,455	$33,641
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	SIX MONTHS ENDED
	December 31,
	2013	2012
OPERATING ACTIVITIES:
LOSS AFTER INCOME TAX	$(8,947)	$(12,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign transaction (gain) loss	(26)	36
Depletion, depreciation, amortization, and accretion	907	649
Fair value increase of contingent consideration payable	156	161
Deferred income taxes	—	(658)
Loss on disposal of assets	95	—
Stock compensation expense	1,066	606
Impairment loss	—	890
Severance benefit costs	—	755
Net changes in operating assets and liabilities:
Accounts receivable	129	305
Inventories	(6)	(42)
Prepayments and other current assets	(647)	6
Accounts payable and accrued liabilities	1,118	886
Other long term liabilities	3	(14)
Net cash used in operating activities	(6,152)	(9,014)

INVESTING ACTIVITIES:
Additions to property and equipment	(13,943)	(1,070)
Proceeds from sale of assets	29	—
Net cash used in investing activities	(13,914)	(1,070)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(137)
Short term debt issuances	1,000	1,450
Short term debt repayments	(1,216)	(1,315)
Long term debt repayments	—	(264)
Net cash used in financing activities	(216)	(266)
Effect of exchange rate changes on cash and cash equivalents	(28)	839
Net decrease in cash and cash equivalents	(20,310)	(9,511)
Cash and cash equivalents at beginning of period	32,469	41,215
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,159	$31,704

Supplemental schedule of non-cash activities:
Revision to estimate of asset retirement obligations	—	(306)
Amounts in accounts payable and accrued liabilities related to property and equipment	557	109
Preferred stock dividend	836	—
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation
Description of Operations
Magellan Petroleum Corporation is an independent oil and gas exploration and development company primarily focused on the development of a CO2-enhanced oil recovery ("CO2-EOR") program at Poplar Dome ("Poplar") in eastern Montana. Historically active internationally, Magellan also maintains exposure to the UK and Australian oil and gas markets through the following assets: (i) a large, mostly non-operated acreage position onshore UK in the Weald and Wessex Basins for prospective unconventional shale oil and gas production; (ii) an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia; and (iii) two gas fields, Palm Valley and Dingo, onshore Northern Territory, Australia.
The Company conducts its operations through three wholly owned subsidiaries corresponding to the geographic areas in which the Company operates: Nautilus Poplar LLC ("NP") in the US, Magellan Petroleum (UK) Limited ("MPUK"), and Magellan Petroleum Australia Pty Ltd ("MPA").

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP, MPUK, and MPA, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the six months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the "2013 Form 10-K"). All amounts presented are in US dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "AUD."

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

Stock Based Compensation
Stock option grants may contain time based, market based, or performance based vesting provisions. Time based options are expensed on a straight-line basis over the vesting period. Market based options are expensed on a graded amortized method and is recognized if the derived service period is satisfied, even if the market condition is not achieved. Performance based options ("PBOs") are recognized when the achievement of the performance conditions is considered probable. Accordingly, PBOs are expensed over the period of time the performance condition is expected to be achieved. Management re-assesses whether achievement of performance conditions is probable at the end of each reporting period. If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change.
The fair value of the stock options is determined on the grant date and is affected by our stock price and other assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, risk free interest rates, expected dividends, and the expected option exercise term. The Company estimates the fair value of PBOs and time based stock options using the Black-Scholes-Merton pricing model. The simplified method is used to to estimate the expected term of stock options due to a lack of related historical data regarding exercise, cancellation, and forfeiture rates. For market based stock options, the fair value is estimated using Monte Carlo simulation techniques.

Exploration
We capitalize exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial. If a well is deemed to be noncommercial, the well costs are charged to exploration expense as dry hole costs. Exploration expenses include dry hole costs and geological and geophysical expenses.

Segment Information
During the quarter ended June 30, 2013, the Company completed a corporate restructuring of its wholly owned subsidiary in the UK whereby the equity interest in MPUK was transferred from MPA to Magellan. The Company benefits from this improved structure through (i) simplified accounting and the elimination of administrative redundancies, (ii) enhanced communication and clarity for investors, and (iii) increased flexibility in the structuring of investment and operating decisions. This realignment in corporate structure required the Company to re-evaluate its reportable segments under Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. As of June 30, 2013, the Company determined, based on the criteria of ASC Topic 280, that it operates in three segments, NP, MPUK, and MPA, as well as a head office, Magellan ("Corporate"), which is treated as a cost center.
The Company's chief operating decision maker is J. Thomas Wilson (President and CEO of the Company), who reviews the results and manages operations of the Company in the three reporting segments of NP, MPUK, and MPA. The presentation of all historical segment information herein has been changed to conform to the current segment reporting structure, which also reflects the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our reporting segments, see Note 10 - Segment Information.

Recently Issued Accounting Standards
There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of December 31, 2013.

Note 2 - Debt
Long term debt relates to a $1.7 million note payable by NP, re-issued in January 2011 (the "Note Payable"). The Note Payable will be fully amortized in June 2014. The outstanding principal of the Note Payable as of December 31, 2013, and June 30, 2013, consisted of the following:

	December 31, 2013	June 30, 2013
	(In thousands)
Note Payable	$174	$390
Less current portion of Note Payable	(174)	(390)
Long term Note Payable	$—	$—
As of December 31, 2013, the minimum future principal maturities of the Note Payable were as follows:

Total
(In thousands)
One year	$174
Total	$174

The variable interest rate of the Note Payable is based upon the Wall Street Journal Prime Rate (the "Index") plus 1.00%, subject to a floor rate of 6.25%. The Index was 3.25% at December 31, 2013, resulting in an interest rate of 6.25% per annum as of December 31, 2013. Under the Note Payable, NP is subject to certain customary financial and restrictive covenants. As of December 31, 2013, NP was in compliance with all financial and restrictive covenants.
In addition, the Company has a $1.0 million working capital line of credit classified as short term debt (the "Line of Credit"). The amount outstanding on the Line of Credit was $51 thousand as of December 31, 2013, and June 30, 2013, respectively. The Line of Credit bears interest at a variable rate, which was 6.25% as of December 31, 2013. This Line of Credit also secures both a letter of credit in the amount of $25 thousand in favor of the Bureau of Land Management and business credit cards in the amount of $25 thousand. As of December 31, 2013, $0.9 million was available under this Line of Credit.
The Note Payable and Line of Credit are collateralized by a first mortgage and an assignment of production from Poplar and are guaranteed by Magellan up to $6.0 million, not to exceed the amount of the principal owed. The carrying amount of the Company's long term debt approximates its fair value, due to its variable interest rate, which resets based on market rates.

Note 3 - Asset Retirement Obligations
The estimated valuation of asset retirement obligations ("AROs") is based on the Company's historical experience and management's best estimate of plugging and abandonment costs by field. Assumptions and judgments made by management when assessing an ARO include: (i) the existence of a legal obligation; (ii) estimated probabilities, amounts, and timing of settlements; (iii) the credit-adjusted risk-free rate to be used; and (iv) inflation rates. Accretion expense is recorded under depletion, depreciation, amortization, and accretion in the unaudited condensed consolidated statements of operations. If the recorded value of ARO requires revision, the revision is recorded to both the ARO and the asset retirement capitalized cost.
The following table summarizes the ARO activity for the six months ended December 31, 2013:

Total
(In thousands)
Fiscal year opening balance	$6,879
Liabilities incurred	7
Accretion expense	220
Effect of exchange rate changes	(94)
December 31, 2013	7,012
Less current asset retirement obligation	384
Long term asset retirement obligation	$6,628

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

•
Level 2: Significant other observable inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Significant unobservable inputs.
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Company's policy is to recognize transfers in and/or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed above for all periods presented. During the six months ended December 31, 2013, and 2012, there have been no transfers in and/or out of Level 1, Level 2, or Level 3.

Assets and liabilities measured on a recurring basis
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which approximates fair value due to the short term maturity of these instruments. The recorded value of the Line of Credit and Note Payable (see Note 2 - Debt) approximates fair value due to their variable interest rate structure.

The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available for sale (1)	50	—	—	50
	$50	$—	$—	$50
Liabilities:
Contingent consideration payable (2)	$—	$—	$4,096	$4,096

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available for sale (1)	44	—	—	44
	$44	$—	$—	$44
Liabilities:
Contingent consideration payable (2)	$—	$—	$3,940	$3,940
(1) Included in the unaudited condensed consolidated balance sheets under prepaid and other assets.
(2) See Note 12 - Commitments and Contingencies, below for additional information about this item.
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
The following table presents information about significant unobservable inputs to the Company's Level 3 financial liability measured at fair value on a recurring basis as follows:

Description	Valuation technique	Significant unobservable inputs	December 31, 2013	June 30, 2013
Contingent consideration payable	Discounted cash flow model	Discount rate	8.0%	8.0%
		First production payout	December 31, 2015	December 31, 2015
		Second production payout	December 31, 2016	December 31, 2016

Adjustments to the fair value of the contingent consideration payable are recorded in the unaudited condensed consolidated statements of operations under net interest income. The following table presents a roll forward of the contingent consideration payable for the six months ended December 31, 2013:

Total
(In thousands)
Fiscal year beginning balance	$3,940
Accretion of contingent consideration payable	156
December 31, 2013	$4,096
Assets and liabilities measured on a nonrecurring basis
The Company also utilizes fair value to perform an annual impairment test on its oil and gas properties, or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Fair value is estimated using expected undiscounted future cash flows from oil and gas properties. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are also classified within Level 3. For the six months ended December 31, 2013, no events or circumstances were identified that would indicate that an impairment of our oil and gas properties has occurred.

Note 5 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for the six months ended December 31, 2013, and 2012, is 0% and 4.96%, respectively. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and foreign tax credit carry forwards. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTAs management believes is "more-likely-than-not" to be realized in future periods.
We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. We anticipate we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company, until such time as we are able to determine that it is "more-likely-than-not" that those DTAs will be realized. Consistent with the position at June 30, 2013, the Company maintains the partial valuation allowance recorded against the DTAs that relate to the Australian Petroleum Resource Rent Tax as of December 31, 2013, until such time as we are able to determine it is "more-likely-than-not" those reserved DTAs will be realized.

Note 6 - Stock Based Compensation
The 2012 Stock Incentive Plan
On January 16, 2013, the Company's shareholders approved the Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (the "2012 Stock Incentive Plan"). The 2012 Stock Incentive Plan replaced the Company's 1998 Stock Incentive Plan (the "1998 Stock Plan"). The 2012 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock and/or restricted stock units, performance shares and/or performance units, incentive awards, cash awards, and other stock based awards to employees, including officers, directors, and consultants of the Company (or subsidiaries of the Company) who are selected to receive incentive compensation awards by the Compensation, Nominating and Governance Committee (the "CNG Committee") of the Board of Directors of the Company (the "Board"), which is the plan administrator for the 2012 Stock Incentive Plan. The stated maximum number of shares of the Company's common stock authorized for awards under the 2012 Stock Incentive Plan is 5,000,000 shares plus the remaining shares under the 1998 Stock Plan immediately before the effective date of the 2012 Stock Incentive Plan, which was 288,435 as of January 15, 2013. The maximum aggregate annual number of options or stock appreciation rights that may be granted to one participant is 1,000,000, and the maximum annual number of performance shares, performance units, restricted stock, or restricted stock units that may be granted to any one participant is 500,000. The maximum term of the 2012 Stock Incentive Plan is ten years.

Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain time based, performance based, or market based vesting provisions. During the six months ended December 31, 2013, the Company granted a total of 3,000,000 stock options under the 2012 Stock Incentive Plan, of the 3,000,000 stock options granted, 1,500,000 were issued as PBOs, and 1,500,000 were issued with market based vesting provisions. The performance metrics used to measure the potential vesting of the PBOs consisted of completing the

CO2-EOR pilot program at Poplar (weighted 10%), approval of a full field CO2-EOR development project at Poplar (weighted 40%), sale of substantially all of the Amadeus Basin assets (weighted 20%), approval of a farmout agreement or participation in drilling a well in the Weald Basin (weighted 20%), approval of a farmout agreement in the Bonaparte Basin (weighted 10%). Potential vesting of the market based stock options are subject to the Company maintaining a $2.35 per share closing and average stock price as defined.
As of December 31, 2013, zero stock options with market based vesting provisions or PBOs were vested, and 335,107 shares, including forfeited shares, were available for future issuance. Stock options outstanding have expiration dates ranging from January 16, 2014, to June 15, 2023.
The following table summarizes the stock option activity for the six months ended December 31, 2013:

	Number of Shares	WAEPS (1)
Fiscal year opening balance	7,788,957	$1.33
Granted	3,000,000	$1.03
December 31, 2013	10,788,957	$1.25

Weighted average remaining contractual term	6.6	years
(1) Weighted average exercise price per share.
The fair value of stock options granted under the 2012 Stock Incentive Plan or the 1998 Stock Plan was estimated using the following weighted-average assumptions for the six months ended:

	December 31,
	2013				2012
	PBOs (1)			Market Based (2)	PBOs
Number of options	1,500,000			1,500,000	1,007,500
Weighted average grant date fair value per share	$0.57			$0.69	$0.61
Expected dividend	0			0	0
Forfeiture rate	0			0	0
Risk free interest rate	1.5%	-	1.7%	2.8%	0.6%	-	0.8%
Expected life (years)	0.4	-	1.6	2.6	5.1	-	6.0
Expected volatility (based on historical price)	61.7%	-	61.9%	66.6%	60.3%	-	63.5%
(1) The term related to these PBOs were estimated using an average probabilistic weighted method.
(2) The Company assumed market based options will be voluntarily exercised at the midpoint of vesting, and the contractual term.
Stock Compensation Expense
The Company recorded $1.1 million of related stock compensation expense for the six months ended December 31, 2013, and $0.6 million of related stock compensation expense for the six months ended December 31, 2012. Stock compensation expense is included in general and administrative expense in the unaudited condensed consolidated statements of operations. As of December 31, 2013, the unrecorded expected future compensation expense related to stock option awards was $1.9 million.

Stock Awards
On July 1, 2013, 450,000 restricted shares of Common Stock were awarded to executive officers pursuant to the 2012 Stock Incentive Plan. The restricted shares are subject to a three year vesting term. The Company's compensation policy is designed to provide the Company's non-employee directors with a portion of their annual base Board service compensation in the form of equity. Between July 1, 2013, and December 31, 2013, the Company issued a total of 266,664 shares of its common stock to non-employee directors pursuant to this policy under the 2012 Stock Incentive Plan.

Note 7 - Preferred Stock
Series A Convertible Preferred Stock Financing
On May 10, 2013, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") with One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P. Pursuant to the terms of the Series A Purchase Agreement, on May 17, 2013 (the "Closing Date"), the Company issued to One Stone 19,239,734 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a purchase price of $1.22149381 per share (the "Purchase Price"), for aggregate proceeds of approximately $23.5 million. Subject to certain conditions, each share of Series A Preferred Stock and any related unpaid accumulated dividends are convertible into one share of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), at an initial face amount and conversion price of $1.22149381 per share (the "Conversion Price").
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

•
Conversion. Each share of Series A Preferred Stock is convertible at any time, at the holder's option, into one share of Common Stock, based on an initial face amount and conversion price of $1.22149381 per share. The Series A Preferred Stock is entitled to customary anti-dilution protections.

•	Voting. The Series A Preferred Stock is entitled to vote on an as-converted basis with the Common Stock.

•
Forced Conversion. At any time after the third anniversary of the Closing Date, the Company will have the right to cause the holders to convert all, but not less than all, of the shares of Series A Preferred Stock into shares of Common Stock, if, among other conditions: (i) the average per share price of Common Stock equals or exceeds 200% of the Purchase Price for a period of 20 out of 30 consecutive trading days, (ii) the average daily trading volume of shares of Common Stock exceeds an amount equal to the number of shares of Common Stock issuable upon the conversion of all outstanding shares of Series A Preferred Stock divided by 45, and (iii) the resale of shares of Common Stock into which such shares are converted is covered by an effective shelf registration statement, or such shares of Common Stock can be sold under Rule 144 under the US Securities Act of 1933, as amended (the "Securities Act").

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

The Company has determined that a Change in Control (as defined in the Certificate of Designations) is not solely within the Company's control, and therefore the Series A Preferred Stock is presented in the unaudited condensed consolidated balance sheets under temporary equity, outside of permanent equity.

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
The Company has analyzed the embedded features of the Series A Preferred Stock and has determined that none of the embedded features is required under US GAAP to be bifurcated from the Series A Preferred Stock and accounted for separately as a derivative. The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at the time of issuance in the amount of $23.5 million. The Company will accrete the Series A Preferred Stock to the redemption value if events or circumstances indicate that redemption is probable.
For the six months ended December 31, 2013, the Company recorded a preferred stock dividend of $0.8 million related to the Series A Preferred Stock. The activity related to the Series A Preferred Stock for the six months ended December 31, 2013, is as follows:

	SIX MONTHS ENDED		FISCAL YEAR ENDED
	December 31, 2013		June 30, 2013
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Opening balance	19,239,734	$23,502	—	$—
Issuance of Series A Preferred Stock	—	—	19,239,734	23,502
PIK dividends issued, previously accrued and payable in cash	164,607	202	—	—
Current year PIK dividends issued	685,095	836	—	—
Total Series A Preferred Stock	20,089,436	$24,540	19,239,734	$23,502

Note 8 - Stockholders' Equity
Treasury Stock
On September 24, 2012, the Company announced that its Board had approved a stock repurchase program authorizing the Company to repurchase up to a total value of $2.0 million in shares of its Common Stock. The size and timing of such purchases is to be based on market and business conditions as well as other factors. The Company is not obligated to purchase any shares of its Common Stock. The authorization will expire on August 21, 2014, and purchases under the program can be discontinued at any time. During November 2012, the Company repurchased 149,539 shares pursuant to this program. As of December 31, 2013, $1.9 million in shares of Common Stock remained authorized for repurchase under this program.
On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase: (i) 9,264,637 shares of the Company's Common Stock, (ii) a warrant granting Sopak the right to purchase from the Company an additional 4,347,826 shares of Common Stock, and (iii) a Registration Rights Agreement, dated as of June 29, 2009, and amended as of October 14, 2009, and June 23, 2010, between the Company, Young Energy Prize S.A., a Luxembourg corporation ("YEP"), and ECP Fund, SICAV-FIS, a Luxembourg corporation ("ECP"), which is a subsidiary of Yamalco Investments Limited, a Cyprus company ("Yamalco"), for a purchase price of $10.0 million. The Collateral Agreement was subsequently amended on January 15, 2013, and completed on January 16, 2013. The Company accounted for the Collateral Agreement by allocating the purchase price of $10.0 million to the fair value of the warrant, which was estimated at $0.8 million, and the remaining $9.2 million to the purchase of the 9,264,637 shares of Common Stock, resulting in a value per share of $0.993 for the shares of Common Stock purchased. YEP, ECP, and Yamalco are entities affiliated with Nikolay V. Bogachev, a former director of the Company.
All repurchased shares of Common Stock are currently being held in treasury at cost, including direct issuance cost. The following table summarizes the Company's treasury stock activity as follows:

	SIX MONTHS ENDED		FISCAL YEAR ENDED
	December 31, 2013		June 30, 2013
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	9,414,176	$9,333	—	$—
Repurchases through the stock repurchase program	—	—	149,539	137
Repurchase through the Collateral Agreement (1)	—	—	9,264,637	9,196
Net shares repurchased for employee tax costs upon vesting of restricted stock	10,938	11	—	—
Total	9,425,114	$9,344	9,414,176	$9,333
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
Assumptions used in estimating the fair value of the warrant included: (i) the Common Stock market price on the repurchase date of $0.90 per share; (ii) the warrant exercise price of $1.15 per share; (iii) an expected dividend of $0; (iv) a risk free interest rate of 0.2%; (v) a remaining contractual term of 1.5 years; and (vi) an expected volatility based on historical prices of 60.8%.

Note 9 - Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	December 31,			December 31,
	2013		2012	2013	2012
	(In thousands, except share and per share amounts)
NET LOSS AFTER INCOME TAX	$(4,112)		$(7,285)	$(8,947)	$(12,594)
Preferred stock dividend	(421)	—	—	(836)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,533)		$(7,285)	$(9,783)	$(12,594)

Basic and diluted weighted average shares outstanding (1)	45,348,709		53,860,337	45,348,774	53,854,759
Net loss per basic and diluted share outstanding (1)	$(0.10)		$(0.14)	$(0.22)	$(0.23)
(1) There is no dilutive effect on earnings per share in periods with net losses.

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2013	2012	2013	2012
In-the-money stock options	157,500	—	157,500	—
Non-vested restricted stock	900,000	—	900,000	—
Total	1,057,500	—	1,057,500	—

Note 10 - Segment Information
The Company conducts its operations through three wholly owned subsidiaries: NP, which operates in the US; MPUK, which includes our operations in the UK, MPA, which is primarily active in Australia, as well as Corporate, which is treated as a cost center. The following table presents segment information as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
REVENUES:
NP	$1,632	$1,442	$3,767	$2,902
MPA	237	306	458	507
Consolidated revenues	$1,869	$1,748	$4,225	$3,409

CONSOLIDATED NET LOSS:
NP	$(14)	$(194)	$(576)	$(466)
MPA	(1,626)	(5,073)	(2,717)	(5,510)
MPUK	(514)	(621)	(1,146)	(2,007)
Corporate	(2,143)	(1,393)	(4,689)	(4,436)
Inter-segment elimination	185	(4)	181	(175)
Consolidated net loss	$(4,112)	$(7,285)	$(8,947)	$(12,594)

Note 11 - Oil and Gas Activities
The following table presents the capitalized costs under the successful efforts method for oil and gas properties as of:

	December 31, 2013	June 30, 2013
	(In thousands)
Proved oil and gas properties:
United States	$28,039	$27,606
Australia	7,833	7,771
Less accumulated depletion, depreciation, and amortization	(6,216)	(5,814)
Total net proved oil and gas properties	$29,656	$29,563

Unproved oil and gas properties:
United Kingdom	$1,103	$1,075
United States	269	261
Australia	3,866	3,976
Total unproved oil and gas properties	$5,238	$5,312

Wells in Progress:
United Kingdom	$956	$688
United States (1)	13,503	235
Total wells in progress	$14,459	$923
(1) The Company began implementing a CO2-enhanced oil recovery pilot project at NP in the first quarter of fiscal year 2014.

Note 12 - Commitments and Contingencies
Refer to Note 12 - Commitments, of the Notes to the Consolidated Financial Statements in our 2013 Form 10-K for information on all commitments.
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
The Company has estimated that there is the potential for a statutory liability of approximately $1.5 million of required US Federal tax withholdings, and related penalties and interest, related to the Collateral Agreement as described in Note 8 - Stockholders' Equity. As a result, we have recorded a total liability of $1.5 million and $1.0 million as of December 31, 2013, and June 30, 2013, respectively, under accrued and other liabilities in the unaudited condensed consolidated balance sheets included in this report. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable of $1.5 million and $1.0 million as of December 31, 2013, and June 30, 2013, respectively, under prepaid and other assets in the unaudited condensed consolidated balance sheets.

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

With regards to White Bear, Mr. Bogachev filed his US income tax return and paid taxes due on the Poplar Acquisition, and Magellan has no further related potential liability. With regards to YEP I, which is now a defunct entity, Magellan concluded that it was unlikely that one of YEP I's successor entities would be filing the corresponding US income tax return. As a result, the Company initiated a disclosure process with the IRS. During October 2013, the Company received a letter from the IRS stating that the disclosure process has been completed. This transaction had no effect on the Company for the six months ended December 31, 2013.
J. Robinson West, the Chairman of the Board of Directors of the Company, also serves as a non-employee director on the board of directors for Key Energy Services Inc. ("KES"). KES performed contract drilling rig services for the Company in Poplar during the second quarter of fiscal year 2014. The total contract fees paid to KES during the six months ended December 31, 2013, was $2.2 million. As of December 31, 2013, there were no unpaid contract fees related to KES.
See Note 8 - Stockholders' Equity above for discussions of other transactions in which Mr. Bogachev had an interest and which was finalized as of January 2013.

Note 14 - Employee Severance Costs
The Company is required to record charges for one-time employee severance benefits and other associated costs as incurred. In July 2012, the Company incurred severance costs payable in connection with the termination of the employment of certain employees pursuant to the terms of their employment agreements. There were no employee related severance costs for the six months ended December 31, 2013. The Company does not expect any additional benefits or other associated costs related to these terminations. The liability related to these severance costs is included in the unaudited condensed consolidated balance sheets under accrued and other liabilities.
A reconciliation of the beginning and ending liability balance for charges to general and administrative expense and cash payments for the six months ended December 31, 2013, is as follows:

Total
(In thousands)
June 30, 2013	$418
Cash payments	(174)
December 31, 2013	$244

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained herein and in our 2013 Form 10-K and notes thereto, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2013 Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the 2013 Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our discussion and analysis includes forward looking statements that involve risks and uncertainties and should be read in conjunction with the Risk Factors under Item 1A of Part II of this report and under Item 1A of the 2013 Form 10-K, along with the cautionary discussion about forward looking statements at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than the results expressed or implied in our forward looking statements.

OVERVIEW OF THE COMPANY
Magellan Petroleum Corporation is an independent oil and gas exploration and development company primarily focused on the development of a CO2-enhanced oil recovery ("CO2-EOR") program at Poplar Dome ("Poplar") in eastern Montana. Historically active internationally, Magellan also maintains exposure to the UK and Australian oil and gas markets through the following assets: (i) a large, mostly non-operated acreage position onshore UK in the Weald and Wessex Basins prospective for unconventional shale oil and gas production; (ii) an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia, which the Company currently plans to farmout; and (iii) two gas fields, Palm Valley and Dingo, onshore Northern Territory, Australia.
The Company conducts its operations through three wholly owned subsidiaries corresponding to the geographic areas in which the Company operates: Nautilus Poplar LLC ("NP") in the US, Magellan Petroleum (UK) Limited ("MPUK"), and Magellan Petroleum Australia Pty Ltd ("MPA").
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

SUMMARY RESULTS OF OPERATIONS
Revenues for the three months ended December 31, 2013, totaled $1.9 million, compared to $1.7 million for the prior year period, an increase of 7%. This increase was primarily due to increased production at Poplar as a result of successful water shutoff treatments on certain wells completed during fiscal year 2013 and early fiscal year 2014. We reduced our operating loss for the three months ended December 31, 2013, to $4.1 million, compared to an operating loss of $7.7 million for the prior year period. We also reduced our net loss for the three months ended December 31, 2013, to $4.1 million ($(0.10)/basic and diluted share), compared to a net loss of $7.3 million ($(0.14)/basic and diluted share) for the prior year period. Adjusted EBITDAX (see Non-GAAP Financial Measures and Reconciliation below) was negative $2.3 million for the three months ended December 31, 2013, compared to negative $3.0 million in the prior year period, a positive change of 22.7%. For further information, please refer to the discussion below in this section under Comparison of Results between the Three and the Six Months Ended December 31, 2013, and 2012.

CORPORATE EVENTS
Marketing Process for Potential Sale of Palm Valley and Dingo Gas Fields
Following the signing of the previously reported Dingo gas supply and purchase agreement in September 2013 with Northern Territory Power and Water Corporation for the supply of up to 31 PJ (30 Bcf) of gas over a 20-year period, management believed that both Palm Valley's and Dingo's existing long-term gas sales contracts could provide a basis to fairly assess their value, and, as a result, management undertook an evaluation of strategic alternatives of these assets during the second quarter of fiscal year 2014. As part of this evaluation, the Company commenced a process to market and sell Palm Valley and Dingo. As a result of this process, the Company has been negotiating with a party for the potential sale of Palm Valley and Dingo, and the Company currently believes that it may be close to reaching an agreement for such sale. However, as of the date of this report, no definitive agreement has been reached, the process is still ongoing, and the process may or may not result in a sale of these two gas fields.

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

HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended December 31, 2013, the Company progressed a number of initiatives for its operational assets to evaluate and determine the potential of its oil and gas properties.

Poplar (Montana, USA)
CO2-EOR pilot project. Based on the Company's technical analysis, the production history of the field to date, and reference to analogous CO2-EOR projects in the Williston Basin, management believes that the Charles formation at Poplar is an attractive candidate for significantly enhanced oil recovery through CO2-EOR techniques. To reduce the operational risk of implementing a full-field CO2-EOR program at Poplar and to further validate the tertiary recovery technique on a full-field basis, the Company began to implement a CO2-EOR pilot project in the Charles formation at Poplar in the first quarter of fiscal year 2014, which program will consist of five wells, including the CO2-injection well, and injecting CO2 over a two year period. Over the course of calendar year 2014, we will be monitoring the performance of the wells and the volumes of injected CO2 and regularly re-calibrating our reservoir model. We expect it will take approximately 12 months from the time of first injection to further ascertain the effectiveness of CO2-EOR techniques on a full field basis and the incremental volume of recoverable oil.
During the quarter ended December 31, 2013, the Company drilled to total depth the five CO2-EOR pilot wells, including the CO2 injector well. The four producing wells are designed to yield primary oil production from the Charles formation in addition to enhanced production as a result of the CO2-EOR. These wells are currently undergoing water shutoff treatments in preparation for the first CO2 injection, which is scheduled to occur in February 2014. As of December 31, 2013, the total cost of the pilot project, including capital and certain operating expenditures, which includes CO2 supply cost scheduled to occur over the next two years, is currently estimated at approximately $20.0 million.
Shallow Intervals. During the three months ended December 31, 2013, Magellan sold 21 Mbbls (228 bopd) of oil attributable to its net revenue interests in Poplar, compared to 17 Mbbls (185 bopd) of oil during the same period in 2012. This increase was primarily due to increased production at Poplar as a result of successful water shutoff treatments on certain wells completed during fiscal year 2013 and early fiscal year 2014, which mitigated the natural production decline of the field.
During the period, Magellan remained focused on evaluating the potential of water shutoff and other treatments on Poplar's existing producing wells, which treatments are intended to increase oil production and reduce water production from wells with paybacks of less than 12 months. Most recently, the Company successfully completed a treatment on the EPU 6 well, which was producing marginal quantities of oil from the Charles C intervals prior to the treatment and is currently flowing at a rate of 45 bopd and 550 bwpd. Magellan has now concluded that water shut off treatments are more effective in the C intervals of the Charles formation than in the B intervals. As such, Magellan will continue these treatments on wells producing from the Charles C intervals at Poplar.

Deep Intervals. During the three months ended December 31, 2013, there was minimal activity in the Deep Intervals at Poplar. However, the Company may elect to perform a water shutoff treatment at the EPU 125 well in the Nisku formation in the coming months.

United Kingdom
Going forward, the Company's primary objectives in the UK are to (i) receive drilling approval for a number of different sites in order to demonstrate that, assuming the prospect for producing commercial quantities of hydrocarbons is geologically and technically viable, access to drill sites is achievable within the existing regulatory framework and current social and environmental conditions; and (ii) establish the potential of its unconventional prospects, most of which lie within the licenses co-owned with Celtique Energie Holdings Ltd ("Celtique"), by drilling exploratory wells and collecting cores and logs. As part of this effort, the Company plans to participate in up to three evaluation wells with Celtique, the first of which we currently expect will be spud in or around the fourth quarter of fiscal year 2014.
Celtique Operated Licenses. Magellan co-owns equally with Celtique Petroleum Exploration and Development Licenses ("PEDLs") 231, 234, and 243, which overlay the center portion of the Weald Basin. The Weald Basin is prospective for unconventional oil and gas resources. During the three months ended December 31, 2013, Celtique and Magellan received a two-year extension of the drilling conditions of licenses from the UK Department of Energy and Climate Change ("DECC"), extending the "drill or drop" deadline to June 2016. Management believes this extension is a very valuable development, as it allows additional time for (i) the Company to drill and test the play, (ii) the applicable regulatory system to continue its favorable trajectory in allowing for responsible unconventional onshore development, and (iii) more companies to enter the play. During the period, Magellan and Celtique also advanced plans to drill a first exploratory well to be spud in the fourth quarter of fiscal year 2014 or the first quarter of fiscal year 2015, which will most likely be within the PEDL 234 license area. This well will primarily focus on a conventional Triassic prospect, and the expected net cost to the Company is estimated at approximately $5.0 million.
Magellan Operated Licenses. In the Weald Basin, Magellan owns a 100% interest in two licenses (PEDLs 137 and 246). These licenses expire in September 2014 and June 2015, respectively. During the quarter ended December 31, 2013, the Company executed a farmout of the Horse Hill prospect on PEDL 137 to Horse Hill Development Ltd ("HHDL"), a wholly owned subsidiary of Angus Energy ("Angus"), a privately-owned UK based exploration and development company. Pursuant to the terms of the farmout, HHDL is obligated to fund 100% of the cost of drilling a vertical exploratory well in order to earn a 65% working interest in the license. Drilling of this well is subject to obtaining final planning permission, and the well will target conventional oil plays in the Portland Sandstone and Corallian Limestone. Both of these plays are productive in nearby oil fields. The well will also target a new Triassic gas play identified on 2-D seismic data, which was reprocessed by the Company. In addition, the Company will have the opportunity to evaluate the Kimmeridge Clay and Liassic formations, which will contribute to the assessment of the potential of these formations in the Weald Basin. No hydraulic fracturing will be used in the completion of this well.
In February 2014, Angus entered into binding heads of agreement to sell 10% and 7.5% interests in HHDL to two separate third parties. These sales implied an equity valuation of HHDL of GBP £6.0 million, which, based on HHDL's right to earn a 65% working interest in PEDL 137, in turn imply a 100% equity valuation of PEDL 137 of GBP £9.2 million (approximately $15.0 million), or approximately $600 per acre. This valuation also implies a valuation of Magellan's 35% pro forma interest in the license of GBP £3.2 million (approximately $5.0 million).
This farmout is in line with the Company's UK strategy, which is to remain focused on its acreage in the center of the Weald Basin, which is contained in PEDLs 231, 234, and 243, while maintaining a non-operating interest to these more peripheral licenses at little or no incremental cost.
Northern Petroleum Operated Licenses. In the Weald and Wessex Basins, Magellan owns working interests of between 23% and 40% in five licenses operated by Northern Petroleum (PEDLs 126, 155, 240, 256, and P1916), which expire between June 2014 and January 2016. During the quarter ended December 31, 2013, the Company committed to fund in 2014 its share of a pre-drill study of a proposal to sidetrack the Markwells Wood-1 well in order to evaluate unconventional production prospects in the Oxford Clay and Liassic formations. The study will be carried out by Schlumberger, and, if the results are found to be encouraging, Magellan may participate in the sidetrack exploration/appraisal well. Magellan expects to incur up to approximately £80 thousand on this pre-drill study. Currently, there is no major work or expenditure scheduled on the other licenses Magellan co-owns with Northern.

Australia
Palm Valley. The Palm Valley gas field, which is operated by MPA, produced a gross average of approximately 0.6 MMcf/d of natural gas for sale for the three months ended December 31, 2013, compared to 0.7 MMcf/d during the same period in 2012. Gas volumes during the period were sold under the Palm Valley gas supply and purchase agreements ("GSPA") to Santos. Gas sales volumes under this contract are expected to ramp up based on currently scheduled contracts to approximately 3.3 MMcf/d by the third quarter of fiscal year 2014 and to approximately 4.1 MMcf/d by the fourth quarter of fiscal year 2015, at which point the field will be selling at its full deliverability capacity and generating revenues of approximately AUD $8.0 million per year.
Dingo. During September 2013, the Company signed the Dingo GSPA with Northern Territory Power and Water Corporation ("PWC") for the supply of up to 31 PJ (30 Bcf) of gas over a 20-year period, which supply is expected to commence early in calendar year 2015. With a long term contract now in place, the Company will use the intervening time period to design, construct, and commission the surface facilities and tie-in pipeline necessary for the production and delivery of Dingo's gas. Gas volumes are expected to be produced from three wells drilled at Dingo in the 1980s and 1990s, of which two wells have since been temporarily shut-in but are expected to be capable of producing gas volumes sufficient to meet the initial delivery requirements under the Dingo GSPA. The Company appointed GPA Engineering ("GPA") to undertake the front-end engineering and design ("FEED") of the facilities and pipeline, which is a continuation of work performed by GPA during the pre-FEED stage in fiscal year 2013. The FEED study was completed in January 2014. Based on the FEED study, the Company is planning to run Dingo as a remote operation, with only wellheads and gathering lines to be located at the field itself. Production from the wells will flow through a pipeline approximately 30 miles in length to a processing facility to be located at Brewer Estate, an industrial facility located just south of Alice Springs, where the gas will be processed and where PWC will take delivery of the gas.
Following the signing of the Dingo GSPA, management believed that both Palm Valley's and Dingo's long-term gas sales contracts could provide a basis to fairly assess their value, and, as a result, management undertook an evaluation of strategic alternatives of these assets during the second quarter of fiscal year 2014. As part of this evaluation, the Company commenced a process to market and sell Palm Valley and Dingo. As a result of this process, the Company has been negotiating with a party for the potential sale of Palm Valley and Dingo, and the Company currently believes that it may be close to reaching an agreement for such sale. However, as of the date of this report, no definitive agreement has been reached, the process is still ongoing, and the process may or may not result in a sale of these two gas fields.
NT/P82. During the three months ended December 31, 2013, the Company worked toward completing the processing and interpretation of 2-D and 3-D seismic surveys that the Company shot over part of NT/P82 in the Bonaparte Basin in December 2012. In November 2013, the Company elected to run the seismic data through additional testing and review, at minor additional cost, in order to confirm the validity and integrity of the data and analysis. Although this has extended the expected date of finalization of interpretation to the third quarter of fiscal year 2014, the Company believes this additional analysis will allow it to successfully complete a farmout process on favorable terms before the end of fiscal year 2014. Based on the preliminary results of the interpretation of the 2-D and 3-D seismic surveys, the Company believes that two large prospects are present within our block.
In completing a farmout, the Company expects to relinquish a portion of its working interest in, and operatorship of, NT/P82, in exchange for a commitment from the partner to drill exploration wells over the large gas prospects identified in the block by the fourth quarter of fiscal year 2015 to meet our requirements under the terms of the license. Given the estimated size of the prospects, the high level of offshore drilling activity in the Bonaparte Basin, the network of installed gas infrastructure in the relative vicinity of our block, and the relatively shallow depths of water in the license area, the Company believes it is well positioned to successfully complete a farmout.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
Historically, we funded our activities from cash from operations, assets sales, an issuance of preferred equity, and our existing cash balance. In the future the Company intends to fund the implementation of its strategy through existing cash balances and through a prioritization of assets, which may include farmouts and partial or total divestitures of some of the Company's international assets. Based on its existing cash position and the various alternative sources of funds generally available to the Company, including partial or complete sale of certain assets, farmout transactions, and issuance of debt or equity financings, the Company believes it has sufficient financial resources to fund its ongoing operations.

Uses of Funds
Capital Expenditure Plans. At Poplar, the Company does not face significant mandatory capital expenditure requirements to maintain its acreage position. Substantially all of the leases are held by production and contain producing wells with reserves adequate to sustain multi-year production. Approximately 80% of the acreage has been unitized as a federal exploratory unit, which is held by economic production from any one well in the unit. Currently, Poplar contains 40 productive wells. In the Shallow Intervals, which are 100% owned and operated by the Company, discretionary capital expenditure plans over the next two years will be determined by the results of the CO2-EOR pilot project and results of water shutoff treatments. Until approximately December 2015, the Company intends to evaluate the potential of CO2-EOR in the Charles formation at Poplar. As of December 30, 2013, a five-well pilot, including one CO2 injector well and four producing wells has been drilled. Magellan expects to have incurred most of the approximately $20.0 million in estimated capital and certain operating expenditures by March 2014. As of December 2013, approximately 60% of the estimated costs of the CO2-EOR pilot project have been incurred, while approximately 20% of the estimated costs of the CO2-EOR pilot project are related to the injection of CO2, which is scheduled to occur over the next two years.

In the Deep Intervals, which are operated by the Company and in which the Company has a working interest of 50% in the majority of the leases, the Company does not intend to incur material capital expenditures in fiscal year 2014. Based on its cash resources and other strategic considerations, the Company may invest in re-completing a well in the Nisku formation.
In the UK, the Company's interests are governed by various PEDLs and one Seaward Production License. PEDLs 231, 234, and 243, which the Company co-owns equally with Celtique and which represent 125 thousand out of the Company’s total of approximately 200 thousand net acres in the UK, have been extended to June 2016 and are subject to "drill-or-drop" obligations. In fiscal year 2014, the Company will focus on evaluating the potential of its unconventional prospects in these licenses. The Company expects to fund its share of the cost for an evaluation well expected to be spud within PEDL 234 during the fourth quarter of fiscal year 2014 or the first quarter of fiscal year 2015, of which the net cost to Magellan is estimated to be approximately $5.0 million, and which will meet the license obligations for both PEDLs 231 and 243. Pending the results of this well, the Company may participate in a second such evaluation well within these PEDLs in fiscal year 2015. The Company expects to fund these expenditures from either its cash balances, a farmout, the proceeds from non-core asset sales, or a combination thereof. The Company does not expect to incur further significant capital or exploratory expenditures on its other UK licenses in fiscal year 2014.
In the Bonaparte Basin, offshore Australia, the Company holds a 100% interest in NT/P82. Under the terms of the permit, the Company is required to drill one exploratory well on the license by May 2015. Following the successful completion of seismic surveys over two prospects in the license area and the associated processing and interpretation, the Company currently plans to commence a farmout process in order to identify a partner experienced in offshore exploratory drilling to drill the exploratory well on our behalf. The Company does not expect to incur further significant capital expenditures of its own until the first exploration well has been drilled.
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
At Dingo, the Company's interest in the field is governed by Retention License No. 2, which expires in February 2014 and is currently under application both for renewal as a retention license and conversion to a production license. Following the signing of the Dingo GSPA in September 2013, the Company has estimated that the cost to install surface facilities for production and processing of gas and to build a 30 mile pipeline connecting Dingo to existing pipeline infrastructure at Brewer Estate, south of Alice Springs, would total approximately $20.0 million. The Company is currently reviewing a number of alternatives related to the development of Dingo, including issuing project finance debt facilities, contracting out the construction of the pipeline to a third party on a build/own/operate ("BOO") basis, entering into a joint-venture or farmout agreement, selling the asset, or a combination thereof. If the Company is successful in its attempt to sell Palm Valley and Dingo, the Company will not incur the approximately $20.0 million in development costs for Dingo.

Contractual Obligations. Please refer to the contractual obligations table in Part II, Item 7 of our 2013 Form 10-K for information on all material contractual obligations.
Share Repurchase Program. On September 24, 2012, the Company announced that its Board had approved a stock repurchase program whereby the Company is authorized to repurchase up to a total of $2.0 million in shares of its Common Stock. As of December 31, 2013, $1.9 million remained authorized for stock repurchases under this program. See Issuer Purchases of Equity Securities under Part II, Item 2 of this report for additional information.

Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $12.2 million of cash and cash equivalents as of December 31, 2013, compared to $32.5 million as of June 30, 2013.
The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash balances totaled $1.0 million as of December 31, 2013, with the remaining $11.1 million held in cash equivalents with maturities of 90 days or less. In the US, cash equivalents were held in US Treasury notes and totaled $8.8 million, and in Australia, cash equivalents were held in several time deposit accounts totaling $2.3 million.
Due to the international nature of its operations, the Company is exposed to certain legal and tax constraints in matching the capital needs of its assets and its cash resources. As of December 31, 2013, $2.5 million, or 21% of the Company's consolidated cash and cash equivalents, was deposited in accounts held by MPA. To the extent that the Company repatriates cash amounts from MPA to the US, the Company will potentially be liable for any incremental US Federal and state income tax, which may be reduced by the US Federal and state net operating loss and foreign tax credit carry forwards available to the Company at that time.

Existing Credit Facilities. A summary of the Company's existing credit facilities and borrowing base is as follows:

	December 31, 2013	June 30, 2013
	(In thousands)
Outstanding borrowings:
Term loan	$174	$390
Line of credit	51	51
Total	$225	$441
The Company, through its wholly owned subsidiary NP, maintains its only credit facility (the "Line of Credit") with Jonah Bank of Wyoming. As of December 31, 2013, $0.1 million of the $1.0 million Line of Credit was drawn, $25 thousand secured a Line of Credit in favor of the Bureau of Land Management, $25 thousand secured business credit cards, and $0.9 million remained available to borrow. As of December 31, 2013, NP was in compliance with its financial covenants as set forth in the term loan agreement. The credit facility is collateralized by a first mortgage and an assignment of production from Poplar, and guaranteed by the Company up to $6.0 million, but not to exceed the amount of the principal owed, which was $0.2 million as of December 31, 2013.
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

Cash Flows
The following table presents the Company's cash flow information for the six months ended:

	December 31,
	2013	2012
	(In thousands)
Cash (used in) provided by:
Operating activities	$(6,152)	$(9,014)
Investing activities	(13,914)	(1,070)
Financing activities	(216)	(266)
Effect of exchange rate changes on cash and cash equivalents	(28)	839
Net decrease in cash and cash equivalents	$(20,310)	$(9,511)
Cash used in operating activities during the six months ended December 31, 2013, was $6.2 million, compared to $9.0 million for the same period in 2012. The decrease in cash used in operating activities was primarily due to an increase in revenues of $0.8 million, and a decrease in general and administrative expenses of $1.1 million related to prior year employee severance costs, and accounting and consulting fees related to the prior year period. This decrease was partially offset by an increase in cash outflows related to our operating assets and liabilities.
Cash used in investing activities during the six months ended December 31, 2013, was $13.9 million, compared to $1.1 million for the same period in 2012. The increase in cash used in investing activities was primarily due to the capital expenditures related to the CO2-EOR pilot project at Poplar. For the six months ended December 31, 2013, the $13.9 million used in investing activities was primarily spent on the development of our assets, of which $11.9 million related to the CO2-EOR pilot project and $0.8 million related to water shutoff treatments at Poplar.
Cash used in financing activities during the six months ended December 31, 2013, was $0.2 million, compared to $0.3 million of cash used in financing activities for the same period in 2012. The decrease in cash used in financing activities for the six months ended December 31, 2013, related to the repurchase of common stock and long term debt repayments in the prior year period.
During the six months ended December 31, 2013, the effect of changes in foreign currency exchange rates negatively impacted the translation of our AUD denominated cash and cash equivalent balances into USD and resulted in a decrease of $28 thousand in cash and cash equivalents, compared to an increase of $0.8 million for the same period in 2012, primarily as a result of the combined impact of the weakening AUD and the significant decrease in cash and cash equivalent balances denominated in AUD compared to the prior year period.

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
Our Adjusted EBITDAX measure provides additional information that may be used to better understand our operations. Adjusted EBITDAX is one of several metrics that we use as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company's financial performance, such as the historic cost of depreciable and depletable assets. Adjusted EBITDAX, as used by us, may not be comparable to similarly titled measures reported by other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance and is one of many metrics used by our management team and by other users of our consolidated financial statements. For example, Adjusted EBITDAX can be used to assess our operating performance and return on capital in comparison to other independent exploration and production companies without regard to financial or capital structure and to assess the financial performance of our assets and our company without regard to historical cost basis and certain items that affect the comparability of period to period operating results.
The following table provides a reconciliation of net loss to Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
LOSS AFTER INCOME TAX	$(4,112)	$(7,285)	$(8,947)	$(12,594)
Depletion, depreciation, amortization, and accretion expense	598	332	907	649
Exploration expense	728	4,094	1,657	4,716
Stock based compensation expense	406	261	1,066	606
Foreign transaction (gain) loss	(5)	36	(26)	36
Impairment expense	—	—	—	890
Loss on sale of assets	33	—	95	—
Net interest income	(23)	(258)	(43)	(479)
Other expense (income)	45	127	105	112
Income tax benefit	—	(321)	—	(658)
Adjusted EBITDAX	$(2,330)	$(3,014)	$(5,186)	$(6,722)
For clarification purposes, the table below provides an alternative method for calculating Adjusted EBITDAX, which can also be calculated as revenue less (i) lease operating expense and (ii) general and administrative expense; plus (i) stock based compensation expense and (ii) foreign transaction (gain) loss.
The following table provides the alternative method for calculating Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Total revenues	$1,869	$1,748	$4,225	$3,409
Less:
Lease operating	(1,718)	(1,665)	(4,474)	(3,716)
General and administrative	(2,882)	(3,394)	(5,977)	(7,057)
Plus:
Stock based compensation expense	406	261	1,066	606
Foreign transaction (gain) loss	(5)	36	(26)	36
Adjusted EBITDAX	$(2,330)	$(3,014)	$(5,186)	$(6,722)

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED DECEMBER 31, 2013, AND 2012
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the three months ended:

	December 31,
	2013	2012	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	21	17	4	24%
Palm Valley gas (MMcf)	53	62	(9)	(15)%

Net sales by product:
Oil (Mbbls)	21	17	4	24%
Gas (MMcf)	53	62	(9)	(15)%

Consolidated sales (Mboe)	30	28	2	7%
Consolidated sales (boepd)	322	302	20	7%
Sales volume for the three months ended December 31, 2013, totaled 30 Mboe (322 boepd), compared to 28 Mboe (302 boepd) sold in same period in the prior year, an increase of 7%. Sales volume by product for the three months ended December 31, 2013, was 70% oil and 30% gas, compared to 63% oil and 37% gas in same period in the prior year. At Poplar, the increase in production was primarily the result of increased production from water shutoff treatments and workovers on EPU 55, EPU 42, and EPU 104. At Palm Valley, the decrease in gas volumes produced was attributable to reduced customer demand. Gas sales volumes are now being sold pursuant to the Palm Valley GSPA and are expected to ramp up based on currently scheduled nominations to approximately 3.3 MMcf/d by the third quarter of fiscal year 2014 and to approximately 4.1 MMcf/d by the fourth quarter of fiscal year 2015, at which point the field will be producing at its full deliverability capacity.

Oil and Gas Prices
The following table presents the average realized oil and gas prices for the three months ended:

	December 31,
	2013	2012	Difference	Percent change
Average realized price:
Poplar (USD/bbl)	$79.27	$82.53	$(3.26)	(4)%
Palm Valley (AUD/Mcf)	$4.86	$4.78	$0.08	2%
Consolidated (USD/boe)	$63.54	$62.99	$0.55	1%
The average realized price for the three months ended December 31, 2013, was $64/boe compared to $63/boe in the same period in the prior year, an increase of 1%. At present, the Company does not engage in any oil and gas hedging activities. Relative to the same period in the prior year, the average realized price from oil sales at Poplar decreased by 4% primarily as a result of declining differentials relative to the benchmark pricing (WTI) realized at that field. The average realized gas price from Palm Valley increased by 2% primarily as a result of CPI escalation allowed under the Palm Valley Gas Sales Agreement with Santos and the related concession gas sales agreements.

Revenues
The following table presents revenues for the three months ended:

	December 31,
	2013	2012	Difference	Percent change
	(In thousands)
Consolidated net revenue by source (USD):
Poplar	$1,632	$1,442	$190	13%
Palm Valley	237	306	(69)	(23)%
Total	$1,869	$1,748	$121	7%

MPA net revenue by source (AUD):
Palm Valley	$257	$295	$(38)	(13)%
Total	$257	$295	$(38)	(13)%

Consolidated net revenues by type (USD):
Oil	$1,632	$1,442	$190	13%
Gas	237	306	(69)	(23)%
Total	$1,869	$1,748	$121	7%
Revenues for the three months ended December 31, 2013, totaled $1.9 million, compared to $1.7 million in the prior year period, an increase of 7%. The $0.1 million increase in revenue was primarily due to the increased production from the Poplar field.

Operating and Other Expenses
The following table presents operating expenses for the three months ended:

	December 31,
	2013	2012	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$1,718	$1,665	$53	3%
Depletion, depreciation, amortization, and accretion	$598	$332	$266	80%
Exploration	$728	$4,094	$(3,366)	(82)%
General and administrative	$2,882	$3,394	$(512)	(15)%

Selected operating expenses (USD/boe):
Lease operating	$56	$60	$(4)	(7)%
Depletion, depreciation, amortization, and accretion	$20	$12	$8	67%
Exploration	$24	$148	$(124)	(84)%
General and administrative	$95	$122	$(27)	(22)%
Lease Operating Expenses. Lease operating expenses remained relatively constant between the periods and increased $0.1 million to $1.7 million, or $56/boe, during the three months ended December 31, 2013.

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the three months ended:

	December 31,
	2013	2012	Difference	Percent change
	(In thousands)
Depreciation and amortization	$64	$168	$(104)	(62)%
Depletion	425	124	301	243%
ARO accretion	109	40	69	173%
Total	$598	$332	$266	80%
Depletion, depreciation, amortization, and accretion expenses increased $266 thousand to $598 thousand, or $20/boe, during the three months ended December 31, 2013. The change in depletion was primarily due to the impact of the change in reserve quantities as of June 30, 2013, relative to the prior fiscal year end and the impact of increased production from the Charles formation in the Poplar field.
Exploration Expenses. Exploration expenses decreased by $3.4 million to $0.7 million, or $24/boe, during the three months ended December 31, 2013. The $3.4 million decrease primarily related to expenditures for acquiring and interpreting MPA's 2-D and 3-D seismic data acquired over NT/P82 in the Bonaparte Basin, offshore Australia during the three months ended December 31, 2012.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	December 31,
	2013	2012	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation and foreign transaction (gain) loss)	$2,481	$3,097	$(616)	(20)%
Stock compensation expense	406	261	145	56%
Foreign transaction (gain) loss	(5)	36	(41)	(114)%
Total	$2,882	$3,394	$(512)	(15)%
General and administrative expenses for the three months ended December 31, 2013, decreased by $0.5 million relative to the prior year period. General and administrative expenses, excluding stock based compensation and foreign transaction (gain)/loss, decreased by $0.6 million to $2.5 million, or $82/boe during the three months ended December 31, 2013. This decrease is primarily the result of a decrease in IRS penalties, travel and entertainment, legal expenses and general office expenses relative to the same period in the prior year. The increase in non-cash stock based compensation is primarily related to the recent issuance of equity based compensation awards to officers and employees pursuant to the Company's 2012 Stock Incentive Plan.

COMPARISON OF RESULTS BETWEEN THE SIX MONTHS ENDED DECEMBER 31, 2013, AND 2012
Oil and Gas Sales Volume
The following table presents oil and gas sales volumes for the six months ended:

	December 31,
	2013	2012	Difference	Percent change
Net sales by field:
Poplar (Mbbls)	43	36	7	19%
Palm Valley (MMcf)	103	102	1	1%

Net sales by product:
Oil (Mbbls)	43	36	7	19%
Gas (MMcf)	103	102	1	1%

Consolidated sales (Mboe)	61	53	8	15%
Consolidated sales (boepd)	330	288	42	15%
Sales volume for the six months ended December 31, 2013, totaled 61 Mboe (330 boepd), compared to 53 Mboe (288 boepd) sold in the prior year period, an increase of 15%. Sales volume by product for the six months ended December 31, 2013, was 71% oil and 29% gas, compared to 68% oil and 32% gas for the same period in the prior year. At Poplar, increased production was attributable to successful water shutoff treatments on the EPU 42, EPU 55, and EPU 104 wells. At Palm Valley, the increase in gas volumes produced is attributable to volumes sold under the Palm Valley GSPA, which was in effect in both the current and prior year periods. Gas sales volumes pursuant to this contract are expected to ramp up based on currently scheduled nominations to approximately 3.3 MMcf/d by the third quarter of fiscal year 2014 and to approximately 4.1 MMcf/d by the fourth quarter of fiscal year 2015, at which point the field will be producing at its full deliverability capacity.

Oil and Gas Prices
The following table presents the average realized oil and gas prices for the six months ended:

	December 31,
	2013	2012	Difference	Percent change
Average realized price (1):
Poplar (USD/bbl)	$87.36	$80.82	$6.54	8%
Palm Valley (AUD/Mcf)	$4.80	$4.77	$0.03	1%
Consolidated (USD/boe)	$69.99	$64.37	$5.62	9%
(1) Prices per bbl or per Mcf are reported net of royalties.
The average realized price for the six months ended December 31, 2013, was $70/boe compared to $64/boe in the prior year period, an increase of 9%. At present, the Company does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar increased by 8% as a result of increased benchmark pricing (WTI) and slightly improved differentials relative to the benchmark pricing (WTI) realized at the field.The average realized gas price from Palm Valley remained relatively constant between the periods.

Revenues
The following table presents revenues for the six months ended:

	December 31,
	2013	2012	Difference	Percent change
	(In thousands)
Consolidated net revenue by source (USD):
Poplar	$3,767	$2,902	$865	30%
Palm Valley	458	507	(49)	(10)%
Total	$4,225	$3,409	$816	24%

MPA net revenue by source (AUD):
Palm Valley	$497	$488	$9	2%
Total	$497	$488	$9	2%

Consolidated net revenues by type (USD):
Oil	$3,767	$2,902	$865	30%
Gas	458	507	(49)	(10)%
Total	$4,225	$3,409	$816	24%
Revenues for the six months ended December 31, 2013, totaled $4.2 million, compared to $3.4 million for the same period in the prior year, an increase of 24%. The $0.8 million increase in revenue was primarily due to the increased production from the Poplar field coupled with a favorable increase in realized pricing per barrel.

Operating and Other Expenses
The following table presents operating expenses for the six months ended:

	December 31,
	2013	2012	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$4,474	$3,716	$758	20%
Depletion, depreciation, amortization, and accretion	$907	$649	$258	40%
Exploration	$1,657	$4,716	$(3,059)	(65)%
General and administrative	$5,977	$7,057	$(1,080)	(15)%

Selected operating expenses (USD/boe):
Lease operating	$73	$70	$3	4%
Depletion, depreciation, amortization, and accretion	$15	$12	$3	25%
Exploration	$27	$89	$(62)	(70)%
General and administrative	$97	$133	$(36)	(27)%
Lease Operating Expenses. Lease operating expenses increased $0.8 million to $4.5 million, or $73/boe, during the six months ended December 31, 2013, relative to the same period in the prior year. At Poplar, lease operating expenses increased by approximately $0.9 million due to increased workovers and field maintenance activity compared to the same period in the prior year. At MPA, lease operating expenses decreased by $0.1 million primarily due to a decrease in Palm Valley field maintenance expenditures.

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the six months ended:

	December 31,
	2013	2012	Difference	Percent change
	(In thousands)
Depreciation and amortization	$196	$182	$14	8%
Depletion	491	244	247	101%
ARO accretion	220	223	(3)	(1)%
Total	$907	$649	$258	40%
Depletion, depreciation, amortization, and accretion expenses increased $258 thousand to $907 thousand, or $15/boe, during the six months ended December 31, 2013. The change in depletion was primarily due to the impact of the change in reserve quantities as of June 30, 2013, relative to the prior fiscal year end and the impact of increased production from the Charles formation in the Poplar field.
Exploration Expenses. Exploration expenses decreased by $3.1 million to $1.7 million, or $27/boe, during the six months ended December 31, 2013. The $3.1 million decrease primarily related to expenditures for processing and interpreting MPA's 2-D and 3-D seismic data acquired over NT/P82 in the Bonaparte Basin, offshore Australia during the six months ended December 31, 2012.
General and Administrative Expenses. The following table presents general and administrative expenses for the six months ended:

	December 31,
	2013	2012	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation and foreign transaction gain)	$4,937	$6,415	$(1,478)	(23)%
Stock compensation expense	1,066	606	460	76%
Foreign transaction gain	(26)	36	(62)	(172)%
Total	$5,977	$7,057	$(1,080)	(15)%
General and administrative expenses decreased $1.1 million to $6.0 million, or $97/boe, during the six months ended December 31, 2013. General and administrative expenses, excluding stock based compensation and foreign transaction gain, decreased by $1.5 million to $4.9 million, or $80/boe. This decrease is primarily due to prior year period employee severance costs of $0.8 million paid to former employees pursuant to the terms of their employment agreements, in addition to a decrease of approximately $0.3 million in accounting and consulting fees and $0.2 million in IRS penalties related to the prior year period. The increase in non-cash stock based compensation is primarily related to the issuance of equity based compensation awards to employees and to non-employee directors pursuant to the terms of the Company's compensation policy related to their annual base compensation for Board service.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements, such as securitization of receivables, with any unconsolidated entities or other parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Information regarding critical accounting policies and estimates is contained in Item 7 of our 2013 Form 10-K. There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of December 31, 2013.

FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that addresses activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward looking statements. The words "anticipate," "assume," "believe," "budget," "estimate," "expect," "forecast," "initial," "plan," "project," "will," and similar expressions are intended to identify forward looking statements. These forward looking statements about the Company and its subsidiaries appear in a number of places in this report and may relate to statements about our businesses and prospects, planned capital expenditures, availability of liquidity and capital resources, increases or decreases in oil and gas production, the acquisition or disposition of oil and gas properties and related assets, the ability to enter into acceptable farmout arrangements, revenues, expenses, operating cash flows, borrowings, and other matters that involve a number of risks and uncertainties that may cause actual results to differ materially from results expressed or implied in the forward looking statements. Additionally, there are risks and uncertainties such as the following: the uncertainties associated with our planned CO2-EOR program at Poplar, including uncertainties about drilling results from the recently initiated pilot project and our ability to acquire a long term CO2 supply for the program; uncertainties regarding the process to market and sell Palm Valley and Dingo, including whether efforts and negotiations will result in an agreement or completed transaction, and the uncertain nature of the expected benefits from such potential sale; uncertainties related to whether we will be able to realize expected gas sales volumes in Australia under the Dingo GSPA and Palm Valley GSPA in the event that Palm Valley and Dingo are not sold, including uncertainties about the ultimate level of demand under the agreements and the timing and cost of implementing a pipeline and gas treatment facilities for the Dingo GSPA; our ability to attract and retain key personnel; the likelihood of success of a water shutoff program at Poplar; our limited amount of control over activities on our operational properties; our reliance on the skill and expertise of third party service providers; the ability of our vendors to meet their contractual obligations; government regulation and oversight of drilling and completion activity in the UK; the uncertain nature of oil and gas prices in the US, Australia, and the UK; uncertainties inherent in projecting future rates of production from drilling and CO2-EOR activities; the uncertainty of drilling and completion conditions and results; the availability of drilling, completion, and operating equipment and services; the results of 2-D and 3-D seismic data related to our NT/P82 interest in offshore Australia; and other matters discussed in the Risk Factors section of the 2013 Form 10-K and this report. For a more complete discussion of the risk factors that may apply to any forward looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") of the Company's 2013 Form 10-K. Any forward looking statements in this report should be considered with these factors in mind. Any forward looking statements in this report speak as of the filing date of this report. The Company assumes no obligation to update any forward looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by securities laws.

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
For the three months ended December 31, 2013, oil sales represented approximately 87% of total oil and gas revenues. Based on the current three months' sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.2 million. Gas sales, which represented approximately 13% of total oil and gas revenues in the current three month period, are derived primarily from the Palm Valley field in the Northern Territory of Australia, where the gas prices are set according to long term contracts that are subject to changes in the Australian Consumer Price Index for the three months ended December 31, 2013.
At December 31, 2013, the fair value of our investments in securities available for sale was $50 thousand.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2013, the Company issued a total of 345,519 shares of its Series A Preferred Stock to One Stone as PIK dividends, pursuant to the terms and conditions of the Certificate of Designations of Series A Preferred Stock dated May 17, 2013, as amended, which 345,519 shares represented payment of quarterly dividends for the period from October 1, 2013 through December 31, 2013 of approximately $421 thousand on the 19,239,734 shares of Series A Preferred Stock issued to One Stone on May 17, 2013. The shares of Series A Preferred Stock were issued pursuant to the private placement exemption from registration under Section 4(a)(2) of the Securities Act. The facts relied upon to make such exemption available include that the private placement was with a single person that has represented that it is an "accredited investor" within the meaning of Rule 501 under the Securities Act, and the securities are restricted from transfer except pursuant to an effective registration statement under the Securities Act or an available exemption from such registration. Each share of Series A Preferred Stock is convertible at any time, at the holder's option, into one share of the Company's Common Stock, subject to customary anti-dilution provisions. For additional information regarding the Series A Preferred Stock, see Note 7 of the Notes to unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information about purchases of the Company's Common Stock by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number or Dollar Value of Shares that May Yet be Purchased Under the Program (1)
October 1, 2013 - October 31, 2013	—	$—	—	$1,863,022
November 1, 2013 - November 30, 2013	—	$—	—	$1,863,022
December 1, 2013 - December 31, 2013	—	$—	—	$1,863,022
Total	—	$—	—
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

10.1 +
Form of Performance-Based Nonqualified Stock Option Award Agreement under the 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed on November 12, 2013, and incorporated herein by reference).

10.2 * +	Amended and Restated Employment Agreement between Magellan Petroleum Corporation and J. Thomas Wilson. effective December 11, 2013.
31.1 *	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 *	Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 **	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Vice President - Chief Financial Officer and Treasurer
(as Principal Financial and Accounting Officer)

Date:	February 14, 2014