Form 10-Q
period 2014-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2014-11-13
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer's single class of common stock as of November 6, 2014 was 45,701,107, which is net of 9,675,114 treasury shares held by the registrant.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,773	$16,422
Securities available-for-sale	9,861	11,935
Accounts receivable — trade	700	886
Accounts receivable — working interest partners	47	—
Inventories	811	739
Prepaid and other assets	2,007	2,105
Total current assets	24,199	32,087

PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Proved oil and gas properties	29,506	29,335
Less accumulated depletion, depreciation, amortization, and accretion	(3,733)	(3,575)
Unproved oil and gas properties	538	550
Wells in progress	24,942	21,296
Land, buildings, and equipment (net of accumulated depreciation of $534 and $483 as of September 30, 2014, and June 30, 2014, respectively)	383	368
Net property and equipment	51,636	47,974

OTHER NON-CURRENT ASSETS:
Goodwill	1,174	1,174
Other long term assets	200	200
Total other non-current assets	1,374	1,374
Total assets	$77,209	$81,435

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of asset retirement obligations	$378	$397
Accounts payable	4,287	3,586
Accrued and other liabilities	2,539	2,121
Accrued dividends	430	429
Contingent consideration payable	1,888	—
Total current liabilities	9,522	6,533

LONG TERM LIABILITIES:
Asset retirement obligations	2,522	2,476
Contingent consideration payable	—	1,852
Other long term liabilities	118	118
Total long term liabilities	2,640	4,446

COMMITMENTS AND CONTINGENCIES (Note 15)

PREFERRED STOCK (Note 10):
Series A convertible preferred stock (par value $0.01 per share): Authorized 50,000,000 shares, issued 20,089,436 as of September 30, 2014, and June 30, 2014; liquidation preference of $28,220 as of September 30, 2014, and June 30, 2014	24,539	24,539
Total preferred stock	24,539	24,539

EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued, 55,178,558 and 55,004,838 as of September 30, 2014, and June 30, 2014, respectively	552	550
Treasury stock (at cost): 9,425,114 shares as of September 30, 2014, and June 30, 2014	(9,344)	(9,344)
Capital in excess of par value	93,073	92,986
Accumulated deficit	(39,323)	(36,266)
Accumulated other comprehensive loss	(4,450)	(2,009)
Total equity attributable to Magellan Petroleum Corporation	40,508	45,917
Total liabilities, preferred stock and equity	$77,209	$81,435
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED
	September 30,
	2014	2013
REVENUE FROM OIL PRODUCTION	$1,590	$2,134

OPERATING EXPENSES:
Lease operating	1,214	2,316
Depletion, depreciation, amortization, and accretion	255	150
Exploration	422	624
General and administrative	2,389	2,647
Total operating expenses	4,280	5,737

Loss from operations	(2,690)	(3,603)

OTHER INCOME (EXPENSE):
Net interest expense	—	(18)
Other income (expense)	63	(60)
Total other income (expense)	63	(78)

Loss from continuing operations	(2,627)	(3,681)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	—	(1,154)
Gain on disposal of discontinued operations, net of tax	—	—
Net loss from discontinued operations	—	(1,154)

Net loss attributable to Magellan Petroleum Corporation	(2,627)	(4,835)
Preferred stock dividends	(430)	(415)
Net loss attributable to common stockholders	$(3,057)	$(5,250)

Loss per common share (Note 12):
Weighted average number of basic shares outstanding	45,652,994	45,348,840
Weighted average number of diluted shares outstanding	45,652,994	45,348,840

Basic loss per common share:
Net loss from continuing operations, including preferred stock dividends	$(0.07)	$(0.09)
Net loss from discontinued operations	$0.00	$(0.03)
Net loss attributable to common stockholders	$(0.07)	$(0.12)

Diluted loss per common share:
Net loss from continuing operations, including preferred stock dividends	$(0.07)	$(0.09)
Net loss from discontinued operations	$0.00	$(0.03)
Net loss attributable to common stockholders	$(0.07)	$(0.12)

The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	September 30,
	2014	2013
Net loss attributable to Magellan Petroleum Corporation	$(2,627)	$(4,835)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) during the period	(1,216)	169
Unrealized holding gain (loss) on securities available-for-sale	(1,225)	25
Other comprehensive (loss) income, net of tax	(2,441)	194

Comprehensive income (loss) attributable to Magellan Petroleum Corporation	$(5,068)	$(4,641)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
June 30, 2014	$550	$(9,344)	$92,986	$(36,266)	$(2,009)	$45,917
Net loss	—	—	—	(2,627)	—	$(2,627)
Other comprehensive loss, net of tax	—	—	—	—	(2,441)	$(2,441)
Stock and stock based compensation	1	—	407	—	—	$408
Executive forfeiture of options upon resignation	—	—	(320)	—	—	$(320)
Executive forfeiture of restricted stock upon resignation	(1)	—	(43)	—	—	$(44)
Net shares repurchased for employee tax costs upon vesting of restricted stock	—	—	(104)	—	—	$(104)
Stock options exercised, net of shares withheld to satisfy employee tax obligations	2	—	147	—	—	$149
Preferred stock dividend	—	—	—	(430)	—	$(430)
September 30, 2014	$552	$(9,344)	$93,073	$(39,323)	$(4,450)	$40,508
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss attributable to Magellan Petroleum Corporation	$(2,627)	$(4,835)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	255	169
Increase in fair value of contingent consideration payable	36	77
Stock compensation expense	44	657
Severance benefit costs	475	—
Net changes in operating assets and liabilities:
Accounts receivable	135	(165)
Inventories	(89)	6
Prepayments and other current assets	83	100
Accounts payable and accrued liabilities	(410)	1,113
Net cash used in operating activities of continuing operations	(2,098)	(2,878)

INVESTING ACTIVITIES:
Additions to property and equipment	(2,849)	(3,089)
Net cash used in investing activities of continuing operations	(2,849)	(3,089)

FINANCING ACTIVITIES:
Repurchase of common stock	(104)	—
Proceeds from issuance of common stock	149	—
Payment of preferred stock dividend	(429)	—
Short term debt issuances	—	500
Short term debt repayments	—	(108)
Net cash (used in) provided by financing activities of continuing operations	(384)	392

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities of discontinued operations	—	43
Net cash used in investing activities of discontinued operations	—	(22)
Net cash provided by (used in) discontinued operations	—	21

Effect of exchange rate changes on cash and cash equivalents	(318)	86
Net decrease in cash and cash equivalents	(5,649)	(5,468)
Cash and cash equivalents at beginning of period	16,422	32,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,773	$27,001

Supplemental schedule of non-cash activities:
Unrealized holding loss and foreign currency translation loss on securities available-for-sale	$(2,074)	$23
Amounts in accounts payable and accrued liabilities related to property and equipment	$1,098	$4,590
Accrued preferred stock dividends	$430	$415
Amounts in accrued or other liabilities related to Sopak	$1,597	$1,493
Amounts in prepaid and other assets related to Sopak	$1,597	$1,493

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP, MPUK, and MPA, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X published by the US Securities and Exchange Commission (the "SEC"). Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the three months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the "2014 Form 10-K"). All amounts presented are in US dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "AUD."
Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses, including stock-based compensation expense, during the reporting periods. Actual results could differ from those estimates.

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

Securities available-for-sale
Securities available-for-sale are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are excluded from earnings and recorded as a component of accumulated other comprehensive income in stockholders' equity, net of deferred income taxes. The Company recognizes gains or losses when securities are sold. On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. As a result of this review, no impairment was recorded during the three months ended September 30, 2014, or 2013, respectively.

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

The sale of a partial interest in a proved oil and gas property is accounted for as normal retirement, and no gain or loss is recognized as long as the treatment does not significantly affect the units-of-production depletion rate. A gain or loss is recognized for all other sales of producing properties.

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

Major Customers

The Company's consolidated oil production revenue is derived from its NP segment and is generated from a single customer for the three months ended September 30, 2014 and 2013.

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

Loss per Common Share

Income and losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The effect of potential dilutive securities in the determinations of diluted earnings per share are the dilutive effect of stock options, non-vested restricted stock, and the shares of Series A convertible preferred stock.

The potential dilutive impact of stock options, and non-vested restricted stock is determined using the treasury stock method. The potential dilutive impact of the shares of Series A convertible preferred stock is determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing dilutive shares if the effect would be antidilutive. The Series A convertible preferred stock is convertible at a rate of one common share to one preferred share. We did not include any stock options, non-vested restricted stock, or common stock issuable upon the conversion of the Series A convertible preferred stock in the calculation of diluted loss per share during the three months ended September 30, 2014 and 2013, respectively, as they would be antidilutive.

Segment Information
As of June 30, 2013, the Company determined, based on the criteria of ASC Topic 280, that it operates in three segments, NP, MPUK, and MPA, as well as a head office, Magellan ("Corporate"), which is treated as a cost center.
The Company's chief operating decision maker is J. Thomas Wilson (President and CEO of the Company), who reviews the results and manages operations of the Company in the three reporting segments of NP, MPUK, and MPA, as well as Corporate. For information pertaining to our reporting segments, see Note 13 - Segment Information, and Part II, Item 8 of our 2014 Form 10-K.

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern. The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company does not expect the adoption of this standard to have a significant impact on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of a foreign subsidiary or foreign group of assets comprising a business. The Company's adoption of this standard did not have a significant impact on its condensed consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective July 1, 2013. The Company's adoption of this standard did not have a significant impact on its condensed consolidated financial statements.

Note 2 - Sale of Amadeus Basin Assets
On March 31, 2014 (the "Central Closing Date"), pursuant to the Share Sale and Purchase Deed dated February 17, 2014 (the "Sale Deed"), the Company sold its Amadeus Basin assets, the Palm Valley and Dingo gas fields ("Palm Valley" and "Dingo," respectively), to Central Petroleum Limited ("Central") through the sale of the Company's wholly owned subsidiary, Magellan Petroleum (N.T.) Pty. Ltd, to Central's wholly owned subsidiary Central Petroleum PV Pty. Ltd ("Central PV"). In exchange for the assets, on March 31, 2014, Central paid to Magellan (i) AUD $15.0 million, and (ii) 39.5 million newly issued shares of Central stock (ASX: CTP), equivalent to an ownership interest in Central of approximately 11%. Central also made a second and final cash payment of AUD $5.0 million to Magellan on April 15, 2014. The Sale Deed provided for certain customary purchase price adjustments, including the payment by Central of capital expenditures incurred by Magellan during the period from October 1, 2013, to March 31, 2014, less AUD $485 thousand.
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

Note 3 - Discontinued Operations
As discussed in detail in Note 2, on March 31, 2014, pursuant to the Sale Deed, the Company completed the sale of Palm Valley and Dingo to Central PV. The assets of Palm Valley and Dingo were previously reported under the MPA segment. Accordingly, MPA's results of operations associated with this sale were reclassified to discontinued operations in the third quarter of fiscal year 2014. Prior period amounts related to discontinued operations in the unaudited condensed consolidated statement of operations and statement of cash flows have also been reclassified to conform to the current period presentation. Summarized results of the Company's discontinued operations are as follows:

	THREE MONTHS ENDED
	September 30,
	2014	2013
	(In thousands)
Revenue	$—	$221
Net loss from discontinued operations	$—	$(1,154)

Note 4 - Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities as follows:

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$19,339	$—	$(9,478)	$9,861

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$19,339	$—	$(7,404)	$11,935

Note 5 - Debt
Note Payable. The outstanding principal of a $1.7 million note payable by NP, re-issued in January 2011 (the "Note Payable"), was fully amortized as of June 30, 2014.

Line of Credit. On September 17, 2014, NP entered into a senior secured $8.0 million revolving line of credit note (the "LCN") with West Texas State Bank. The LCN will mature on September 30, 2015. The LCN is subject to quarterly floating interest payments based on the Prime Rate (currently approximately 3.25%) subject to a floor rate of 3.25%. The LCN is secured by substantially all of NP's assets, including a first lien on NP's oil and gas leases from the surface to the top of the Bakken but excluding any rights to assets within or below the Bakken. Magellan Petroleum Corporation ("MPC"), the parent entity of NP, provided a guarantee of the LCN secured by a pledge of its membership interest in NP. MPC and NP are subject to certain customary restrictive covenants under the terms of this loan.

As of September 30, 2014, the outstanding balance on the LCN was $0. As of November 6, 2014, the outstanding balance on the LCN was $2.0 million.

The Company also maintains a $25 thousand letter of credit with Jonah Bank of Wyoming in favor of the Bureau of Land Management, which is collateralized by a cash deposit in an equal amount with the bank.

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
The following table summarizes the ARO activity for the three months ended September 30, 2014:

Total
(In thousands)
Fiscal year opening balance	$2,873
Accretion expense	46
Effect of exchange rate changes	(19)
Balance at September 30, 2014	2,900
Less current asset retirement obligation	378
Long term asset retirement obligation	$2,522

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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Company's policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed above for all periods presented. During the three months ended September 30, 2014, and 2013, there have been no transfers in or out of Level 1, Level 2, or Level 3.

Assets and liabilities measured on a recurring basis
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which approximates fair value due to the short term maturity of these instruments. The recorded values of the LCN and Note Payable (see Note 5 - Debt) approximate fair value due to their variable interest rate structures.
The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$9,861	$—	$—	$9,861

Liabilities:
Contingent consideration payable (1)	$—	$—	$1,888	$1,888

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$11,935	$—	$—	$11,935

Liabilities:
Contingent consideration payable (1)	$—	$—	$1,852	$1,852
(1) See Note 15 - Commitments and Contingencies, below for additional information about this item.
The contingent consideration payable is a standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market, or market participants. The inputs for this instrument are unobservable and therefore classified as Level 3 inputs. The calculation of this liability is a significant management estimate and uses drilling and production projections consistent with the Company's reserve report for NP to estimate future production bonus payments and a discount rate that is reflective of the Company's credit adjusted borrowing rate. Inputs are reviewed by management on an annual basis and the liability is estimated by converting estimated future production bonus payments to a single net present value using a discounted cash flow model. Payments of future production bonuses are sensitive to Poplar's 60 days rolling gross production average. The contingent consideration payable would increase with significant production increases and/or a reduction in the discount rate.
The following table presents information about significant unobservable inputs to the Company's Level 3 financial liability measured at fair value on a recurring basis as follows:

Description	Valuation technique	Significant unobservable inputs	September 30, 2014	June 30, 2014
Contingent consideration payable	Discounted cash flow model	Discount rate	8.0%	8.0%
		First production payout	June 30, 2015	June 30, 2015
		Second production payout	N/A	N/A
Adjustments to the fair value of the contingent consideration payable are recorded in the unaudited condensed consolidated statements of operations under net interest income. The following table presents a roll forward of the contingent consideration payable for the three months ended September 30, 2014:

Total
(In thousands)
Fiscal year opening balance	$1,852
Accretion of contingent consideration payable	36
Balance at September 30, 2014	$1,888

Assets and liabilities measured on a nonrecurring basis
The Company also utilizes fair value to perform an impairment test on its oil and gas properties annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Fair value is estimated using expected undiscounted future cash flows from oil and gas properties. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are also classified within Level 3. For the three months ended September 30, 2014, no events or circumstances were identified that would indicate that an impairment of our oil and gas properties has occurred.

Note 8 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for the three months ended September 30, 2014, and 2013, is 0% and 0%, respectively. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and foreign tax credit carry forwards. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTAs management believes is "more-likely-than-not" to be realized in future periods.
We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at June 30, 2014, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of September 30, 2014. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is "more-likely-than-not" that those DTAs will be realized.

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

Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain time based, performance based, or market based vesting provisions. Performance metrics used to measure the potential vesting of the PBOs granted in October 2013 consist of: (i) completing the drilling of the CO2-EOR pilot program at Poplar (weighted 10%); (ii) Board approval of a full field CO2-EOR development project at Poplar (weighted 40%); (iii) sale of substantially all of the Amadeus Basin assets (weighted 20%); (iv) approval of a farmout agreement or the ability to participate in drilling one well in the Weald Basin with internally developed funding, including proceeds from a sale of assets (weighted 20%); and (v) approval and execution of a farmout agreement for drilling one well in the Bonaparte Basin (weighted 10%). Vesting of the market based stock options granted in October 2013 is subject to the Company maintaining a $2.35 per share closing price for 10 consecutive trading days and a median stock price of $2.35 over a period of 90 days. As of September 30, 2014, performance metrics (i), (iii) and (iv) were met. During each of the three months ended September 30, 2014 and September 30, 2013, the Company granted no stock options.
During the three months ended September 30, 2014, 288,541 stock options were exercised, resulting in the issuance of 225,235 shares of common stock, which number is net of shares withheld to satisfy certain employee tax and exercise price obligations. During the three months ended September 30, 2013, no stock options were exercised. During the three months ended September 30, 2014, 980,210 stock options were forfeited. There were no forfeitures during the three months ended September 30, 2013.

As of September 30, 2014, 1,728,124 stock options with market based vesting provisions or PBOs had not vested, and 819,323 options, including forfeited options, remained available for future issuance. Stock options outstanding have expiration dates ranging from August 17, 2015, to October 15, 2023. See Note 18 - Subsequent Events for information on activities related to stock options subsequent to September 30, 2014.
The following table summarizes the stock option activity for the three months ended September 30, 2014:

	Number of Shares	WAEPS (1)
Fiscal year opening balance	10,492,291	$1.26
Granted	—	$0.00
Exercised	(288,541)	$1.14
Forfeited	(980,210)	$1.08
Balance at September 30, 2014	9,223,540	$1.28
Weighted average remaining contractual term	4.8	years
(1) Weighted average exercise price per share.

Stock Compensation Expense
The Company recorded $44 thousand of related stock compensation expense for the three months ended September 30, 2014, and $0.7 million of related stock compensation expense for the three months ended September 30, 2013. Stock compensation expense is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The $44 thousand of stock compensation expense for the three months ended September 30, 2014 consisted of expense amortization related to prior period awards of $163 thousand, and stock awards and forfeitures as described below. As of September 30, 2014, the unrecorded expected future compensation expense related to stock option awards was $0.8 million.

Stock Awards
The Company's compensation policy is designed to provide the Company's non-employee directors with a portion of their annual base Board service compensation in the form of equity. On July 1, 2014, the Company issued a total of 96,330 shares of its Common Stock to non-employee directors and one board-observer pursuant to this policy and the 2012 Stock Incentive Plan. Pursuant to the compensation policy, one director elected to apply his annual compensation to the exercise of a portion of his previously awarded and vested options in lieu of receiving a share award, resulting in the issuance of an additional 21,875 shares. Total compensation expense from the issuance of non-employee director compensation for the three months ended September 30, 2014 was $245 thousand.

Forfeitures
As a result of the resignation of an executive officer of the Company effective August 15, 2014, 980,210 unvested stock options and 100,000 unvested shares of restricted stock that were previously granted to such officer were forfeited. The forfeiture of unvested options and unvested restricted stock resulted in the reversal of previously recorded compensation expense of $320 thousand and $44 thousand, respectively, which is recorded as an offset to general and administrative expense during the three months ended September 30, 2014 in the accompanying unaudited condensed consolidated statement of operations.

Note 10 - Preferred Stock
Series A Convertible Preferred Stock Financing
On May 10, 2013, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") with One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P. Pursuant to the terms of the Series A Purchase Agreement, on May 17, 2013 (the "Closing Date"), the Company issued to One Stone 19,239,734 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a purchase price of $1.22149381 per share (the "Purchase Price"), for aggregate proceeds of approximately $23.5 million. Subject to certain conditions, each share of Series A Preferred Stock and any related unpaid accumulated dividends are convertible into one share of the Company's Common Stock, par value $0.01 per share, at an initial conversion price equal to the Purchase Price. Please refer to Note 10 in the Company's 2014 Form 10-K for further information regarding key terms and registration rights applicable to the Company's Series A Convertible Preferred Stock.
The Company has analyzed the embedded features of the Series A Preferred Stock and has determined that none of the embedded features is required under US GAAP to be bifurcated from the Series A Preferred Stock and accounted for separately as a derivative. The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at the time of issuance in the amount of $23.5 million. The Company will accrete the Series A Preferred Stock to the redemption value if events or circumstances indicate that redemption is probable. No accretion was recorded during the three months ended September 30, 2014 nor during the year ended June 30, 2014.
For the three months ended September 30, 2014, the Company recorded preferred stock dividends of $0.4 million related to the Series A Preferred Stock. The preferred stock dividend for the three months ended September 30, 2014, will be paid in cash. Accordingly an accrual of $0.4 million was recorded for unpaid cash dividends as of September 30, 2014. In addition, during the three months ended September 30, 2014, the Company paid the cash dividend accrued at June 30, 2014 in the amount of $0.4 million.

The activity related to the Series A Preferred Stock for the three months ended September 30, 2014, and the fiscal year ended June 30, 2014, is as follows:

	THREE MONTHS ENDED		FISCAL YEAR ENDED
	September 30, 2014		June 30, 2014
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	20,089,436	$24,539	19,239,734	$23,502
PIK dividend shares issued, for previously accrued dividend	—	—	164,607	202
Current year PIK dividend shares issued	—	—	685,095	835
Balance at end of period	20,089,436	$24,539	20,089,436	$24,539

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
On July 1, 2014, upon the vesting of 150,000 shares of restricted stock previously granted to executives of the Company and pursuant to the cashless exercise provisions of the Company's restricted stock, the Company withheld on a cashless basis 47,920 shares to settle withholding taxes. Following their withholding, the shares were immediately canceled.
All repurchased shares of Common Stock are currently being held in treasury at cost, including direct issuance cost. The following table summarizes the Company's treasury stock activity as follows:

	THREE MONTHS ENDED		FISCAL YEAR ENDED
	September 30, 2014		June 30, 2014
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	9,425,114	$9,344	9,414,176	$9,333
Repurchases through the stock repurchase program	—	—	—	—
Net shares repurchased for employee tax and option exercise price obligations related to the vesting of restricted stock and the exercise of employee stock options	47,920	104	10,938	11
Cancellation of shares repurchased	(47,920)	(104)	—	—
Balance at end of period	9,425,114	$9,344	9,425,114	$9,344

Note 12 - Loss Per Common Share
The following table summarizes the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	September 30,
	2014	2013
	(In thousands, except share and per share amounts)
Loss from continuing operations	$(2,627)	$(3,681)
Preferred stock dividend	(430)	(415)
Net loss from continuing operations, including preferred stock dividends	(3,057)	(4,096)
Net loss from discontinued operations	—	(1,154)
Net loss attributable to common stockholders	$(3,057)	$(5,250)

Basic weighted average shares outstanding	45,652,994	45,348,840
Add: dilutive effects of in-the-money stock options and non-vested restricted stock grants (1)	—	—
Diluted weighted average common shares outstanding	45,652,994	45,348,840

Basic loss per common share:
Net loss from continuing operations, including preferred stock dividends	$(0.07)	$(0.09)
Net loss from discontinued operations	$0.00	$(0.03)
Net loss attributable to common stockholders	$(0.07)	$(0.12)

Diluted loss per common share:
Net loss from continuing operations, including preferred stock dividends	$(0.07)	$(0.09)
Net loss from discontinued operations	$0.00	$(0.03)
Net loss attributable to common stockholders	$(0.07)	$(0.12)
(1) All diluted earnings per share calculations are dictated by the results from continuing operations. Accordingly there were no dilutive effects on loss per share in the periods presented.
There is no dilutive effect on earnings per share in periods with net losses. Stock options or shares of Common Stock issuable upon the conversion of the Series A Preferred Stock were not considered in the calculations of diluted weighted average common shares outstanding as they would be antidilutive. Potentially dilutive securities excluded from the calculation of diluted shares outstanding in periods with net losses are as follows:

	THREE MONTHS ENDED
	September 30,
	2014	2013
In-the-money stock options	6,885,105	157,500
Non-vested restricted stock	200,000	—
Convertible preferred stock	20,089,436	19,743,917
Total	27,174,541	19,901,417

Note 13 - Segment Information
The Company conducts its operations through three wholly owned subsidiaries: NP, which operates in the US; MPUK, which includes our operations in the UK; and MPA, which is primarily active in Australia. Oversight for these subsidiaries is provided by Corporate which is treated as a cost center.

	THREE MONTHS ENDED
	September 30,
	2014	2013
	(In thousands)
Revenue from oil production:
NP	$1,590	$2,134

Net income (loss) from continuing operations:
NP	$113	$(562)
MPUK	(432)	(632)
MPA	(635)	63
Corporate	(1,673)	(2,546)
Inter-segment elimination	—	(4)
Consolidated net loss from continuing operations	$(2,627)	$(3,681)

	September 30, 2014	June 30, 2014
	(In thousands)
Total assets:
NP	$27,558	$27,299
MPUK	4,203	4,486
MPA	11,837	14,073
Corporate	110,090	111,113
Inter-segment elimination (1)	(76,479)	(75,536)
Total assets of continuing operations	$77,209	$81,435
(1) Asset inter-segment eliminations are primarily derived from investments in subsidiaries.

Note 14 - Oil and Gas Activities
The following table presents the capitalized costs under the successful efforts method for oil and gas properties as of:

	September 30, 2014	June 30, 2014
	(In thousands)
Proved oil and gas properties:
United States	$29,506	$29,335
Less accumulated depletion, depreciation, and amortization	(3,733)	(3,575)
Total net proved oil and gas properties	$25,773	$25,760

Unproved oil and gas properties:
United Kingdom	$269	$282
United States	268	268
Australia	1	—
Total unproved oil and gas properties	$538	$550

Wells in Progress:
United Kingdom	$1,815	$1,610
United States (1)	23,127	19,686
Total wells in progress	$24,942	$21,296
(1) The Company began implementing a CO2-enhanced oil recovery pilot project at NP in the first quarter of fiscal year 2014.

Note 15 - Commitments and Contingencies
Refer to Note 14 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our 2014 Form 10-K for information on all commitments.
Contingent production payments. In September 2011, the Company entered into a Purchase and Sale Agreement (the "Nautilus PSA") among the Company and the non-controlling interest owners of NP for the Company's acquisition of the sellers' interests in NP (the "Nautilus Transaction"). The Nautilus PSA provides for potential future contingent production payments, payable by the Company in cash to the sellers, of up to a total of $5.0 million if certain increased average daily production rates for the underlying properties are achieved. J. Thomas Wilson, a director and executive officer of the Company, has an approximately 52% interest in such contingent payments. See Note 7 - Fair Value Measurements above for information regarding the estimated discounted fair value of the future contingent consideration payable related to the Nautilus Transaction.
Sopak Collateral Agreement. On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase: (i) 9,264,637 shares of the Company's Common Stock and (ii) a warrant granting Sopak the right to purchase from the Company an additional 4,347,826 shares of Common Stock. The Collateral Agreement was subsequently amended on January 15, 2013, and completed on January 16, 2013. The Company has estimated that there is the potential for a statutory liability of approximately $1.6 million related to US Federal tax withholdings and related penalties and interest related to the Collateral Agreement. As a result, we have recorded a total liability of $1.6 million as of September 30, 2014, and June 30, 2014, under accrued and other liabilities in the unaudited condensed consolidated balance sheets included in this report. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable of $1.6 million as of September 30, 2014, and June 30, 2014, under prepaid and other assets in the unaudited condensed consolidated balance sheets.
Broadford Bridge-1 Well. Subsequent to September 30, 2014, the Company received a cash call from Celtique in the amount of $2.0 million against a previously approved authorization for expenditure ("AFE") related to the Broadford Bridge-1 well currently expected to be spud in the second quarter of calendar year 2015. The Company may fund this cash call from its existing cash balances, but is also considering funding this cash call and future obligations under this AFE through other means, including a potential partial or full farmout transaction related to this well.

Note 16 - Related Party Transactions

Devizes International Consulting Limited. A director of Celtique, with which the Company co-owns equally several licenses in the UK, is also the sole owner of Devizes International Consulting Limited ("Devizes"). Devizes performs consulting related services to MPUK. The Company recorded $81 thousand and $40 thousand of consulting fees related to Devizes during the three months ended September 30, 2014, and 2013, respectively.

Davis Graham & Stubbs LLP. Milam Randolph Pharo, a current Director of the Company, is currently of counsel at Davis Graham & Stubbs LLP (“DGS”), a Denver-based law firm with over 140 attorneys, of which over 65 are partners. Mr. Pharo has held that position since April 2013. Mr. Pharo has a compensation arrangement with DGS such that Mr. Pharo has an interest in the amount of fees paid by the Company to DGS for certain legal services performed by DGS for the Company. During the three months ended September 30, 2014, and 2013, the Company recorded $32 thousand and $55 thousand, respectively, of legal fees related to DGS, with respect to which amounts Mr. Pharo had a compensation interest of $0 and $0, respectively.

Key Energy Services Inc. ("KES"). J. Robinson West, the Chairman of the Board of Directors of the Company, also served as a non-employee director on the board of directors for KES until May, 2014. KES performed contract drilling rig services for the Company in Poplar during the first and second quarters of fiscal year 2014. The total contract fees payable to KES from activities during the three months ended September 30, 2013, was $1.1 million. During the three months ended September 30, 2014, KES performed no services for the Company and J. Robinson West was no longer a director of KES.

Central Petroleum Limited ("Central"). J. Thomas Wilson, President and Chief Executive Officer of the Company, also serves as a director of Central, in which the Company has an approximately 11% ownership interest. At September 30, 2014, the Company had recorded $33 thousand due to Central within accounts payable for funds received on Central's behalf from a third party licensee. Subsequent to September 30, 2014, these funds were remitted to Central.

Note 17 - Employee Severance Costs
On August 31, 2014, the Company provided a notice of termination to the only remaining employee of its MPA subsidiary. As a result, for the three months ended September 30, 2014, the Company expensed total employee-related severance costs of $475 thousand. The liability related to these severance costs is included in the unaudited condensed consolidated balance sheets under accrued and other liabilities. A reconciliation of the beginning and ending liability balance for charges to general and administrative expense and cash payments for the three months ended September 30, 2014, is as follows:

Severance - Termination Benefits
(In thousands)
Fiscal year opening balance	$—
Charges to general and administrative expense	475
Transfer of opening accrued vacation balance	44
Cash payments	—
Balance at September 30, 2014	$519
The Company does not expect any additional benefits or other associated costs related to this termination, and severance and accrued vacation described in the above table were paid in cash to the employee on October 31, 2014.
Post termination, this individual is continuing a formal relationship with Magellan by virtue of his continuing status as a resident Australian national board member for each of the Company's three Australian subsidiary entities. Furthermore, the Company expects to enter into a consultancy agreement with this individual in November 2014 under which this individual will provide ongoing consulting services to Magellan with respect to its Australian subsidiaries, including matters related to NT/P82.

Note 18 - Subsequent Events

Hastings Repurchase. On October 10, 2014, the Company entered into an Options and Stock Purchase Agreement with William H. Hastings, a former executive officer and Director of the Company, and a beneficial owner of more than five percent of the Company’s Common Stock as of October 10, 2014. The Options and Stock Purchase Agreement provided for the purchase by the Company of options previously granted to Mr. Hastings under the Company’s 1998 Stock Incentive Plan, as amended, to purchase 1,512,500 shares of the Company’s Common Stock at an exercise price of $1.20 per share, and 250,000 shares of Common Stock held in an individual retirement account for the benefit of Mr. Hastings, for a total purchase price of $1,445,625. The Options and

Stock Purchase Agreement was approved by the CNG Committee and the Board of Directors, and was completed on October 17, 2014. Pursuant to the terms of the 2012 Stock Incentive Plan, the options repurchased from Mr. Hastings and canceled became available for future grants under the 2012 Stock Incentive Plan.

Executive officer changes and executive compensation. On October 31, 2014, the Board appointed Antoine J. Lafargue as the Company’s new Senior Vice President of Strategy and Business Development and Chief Commercial Officer, and Matthew R. Ciardiello as the Company’s Vice President – Chief Financial Officer, Treasurer, and Corporate Secretary. In connection with the above executive promotions and effective on October 31, 2014, the Board’s Compensation, Nominating and Governance Committee (the “CNG Committee”) established a new 2015 incentive compensation program (the "2015 Program") that included increases in base salaries, grants of restricted stock, and grants of performance and market based options under the 2012 Stock Incentive Plan to Mr. Lafargue, Mr. Ciardiello, and J. Thomas Wilson, President and Chief Executive Officer of the Company, and a grant of restricted stock to J. Robinson West, Chairman of the Board.

In aggregate, under the 2015 Program, 150,000 shares of restricted stock and 1,650,000 stock options were issued under the 2012 Stock Incentive Plan. The exercise price of the options is $1.80 per share. As of November 7, 2014, the number of shares available for future issuance under the 2012 Stock Incentive Plan, including the options repurchased from Mr. Hastings and canceled as described above, was 492,657.

Stock option exercise. Subsequent to September 30, 2014, 206,250 stock options previously granted under the 2012 Stock Incentive Plan were exercised resulting in the issuance of 47,663 shares of common stock, which number is net of shares withheld to satisfy certain employee tax and exercise price obligations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our 2014 Form 10-K, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2014 Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the 2014 Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our discussion and analysis includes forward looking statements that involve risks and uncertainties and should be read in conjunction with the Risk Factors under Item 1A of Part II of this report and under Item 1A of the 2014 Form 10-K, along with the cautionary discussion about forward looking statements at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than the results expressed or implied in our forward looking statements.

OVERVIEW OF THE COMPANY
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we") is an independent oil and gas exploration and production company focused on the development of a CO2-enhanced oil recovery ("CO2-EOR") program at Poplar Dome in eastern Montana and the exploration of hydrocarbon resources in the Weald Basin, onshore UK. Magellan also owns an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia, which the Company currently plans to farmout; and an 11% ownership stake in Central Petroleum Limited (ASX: CTP) ("Central"), a Brisbane based junior exploration and production company that operates one of the largest holdings of prospective onshore acreage in Australia.
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

SUMMARY RESULTS OF OPERATIONS
Revenues. Revenues for the three months ended September 30, 2014, totaled $1.6 million, compared to $2.1 million for the prior year period, a decrease of 25%. The $0.5 million decrease in revenue was primarily due to decreased production from Poplar and decreased realized pricing per barrel. The decreased production was attributable to certain wells in the current period having been shut-in to undergo workovers or water shut-off treatments, which treatments may result in increased production in future periods, and the natural production decline of the wells.

Net Loss and Loss per Share. Net loss attributable to common stockholders for the three months ended September 30, 2014, totaled $3.1 million ($(0.07)/basic share), compared to a net loss of $5.3 million ($(0.12)/basic share) for the prior year period. The decrease in the amount of net loss was primarily the result of a loss from discontinued operations in the prior year period and decreased operating expenses in the current year period, partially offset by decreased revenue in the current year period.

Adjusted EBITDAX. Adjusted EBITDAX (see Non-GAAP Financial Measures and Reconciliation below) for the three months ended September 30, 2014, totaled negative $2.0 million, compared to negative $2.2 million in the prior year period. The improvement in Adjusted EBITDAX resulted from a decrease in lease operating expense, partially offset by a decrease in revenue and an increase in general and administrative expense excluding non-cash stock based compensation expense.

Cash. As of September 30, 2014, Magellan had $10.8 million in cash and cash equivalents, compared to $16.4 million at June 30, 2014. The decrease of $(5.6) million was the result of net cash used in operating activities of $(2.1) million, net cash used in investing activities of $(2.8) million, net cash used in financing activities of $(0.4) million, and net change in cash from effect of exchange rate of $(0.3) million. The net cash used in investing activities primarily related to expenditures on the CO2-EOR pilot at Poplar.

CORPORATE EVENTS
Repurchase of Common Stock and Options
On October 10, 2014, Magellan entered into an Options and Stock Purchase Agreement (the "Agreement") with William H. Hastings, a former executive officer and director of the Company and a beneficial owner of more than five percent of the Company’s Common Stock as of October 10, 2014. The Agreement provided for the repurchase by the Company from Mr. Hastings of 250,000 shares of the Company’s Common Stock and options to acquire 1,512,500 shares of the Company’s Common Stock. The gross proceeds that were paid to Mr. Hastings on October 17, 2014, pursuant to the Agreement totaled $1,445,625 (the "Proceeds") and were subject to applicable tax withholdings. The options repurchased represent 56% of the total of 2,712,500 options previously granted to Mr. Hastings in December 2008 as part of his compensation as an executive officer of the Company (the “Options”). The Options, which are fully vested and have an exercise price of $1.20 per share, are scheduled to expire in December 2015. Following the repurchase, Mr. Hastings still owns 1,200,000 of these fully vested Options, which have an exercise price of $1.20 and an expiration date of December 31, 2015. Management believes that this Agreement allowed the Company to remove a substantial overhang on the Company's stock created by the potentially dilutive impact of Mr. Hastings's stock options.

HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended September 30, 2014, the Company progressed a number of initiatives for its operational assets to evaluate and determine the potential of its exploration and production properties.

Poplar (Montana, USA)
CO2-EOR pilot project. During the three months ended September 30, 2014, the Company continued to conduct the CO2-EOR pilot at Poplar with the objective of obtaining meaningful preliminary results in the third quarter of fiscal year 2015. The Company has been continuously injecting (with brief periods of interruption for maintenance and testing) volumes of CO2 into the B-2 zone of the Charles Formation through the EPU 202-IW well (the "Injector Well") since August 29, 2014. Since that date, downhole pressure in the Injector Well has remained stable and above the minimum miscibility level, which is the minimum pressure necessary for CO2 and oil to be miscible and thereby aid in the recovery of additional oil volumes. Based on this fact, other data from the continuous monitoring of surface and downhole activity, and various tests and analyses conducted, the Company has preliminarily concluded that: (i) CO2 is reacting with the oil in the reservoir and beginning to sweep or mobilize oil out of the reservoir toward the producer wells; (ii) the injected volumes of CO2 are not escaping through fractures or 'thief zones'; and (iii) in a full-field development scenario, the field will not have to be significantly re-pressurized to achieve minimum miscibility, potentially resulting in substantial time and cost savings relative to other CO2-EOR projects. Though preliminary and subject to further validation as discussed below, these results are in line with the Company's understanding that CO2-EOR is viable at Poplar.
In early October 2014, the Company opened for production the four pilot producer wells. The primary production from these wells to date has been negligible, but such low levels of production form a baseline against which the Company can measure the impact on future production of CO2 injection, which impact is expected to be positive. As of the date hereof, which is approximately 2.5 months after the date of first CO2 injection, no traces of CO2 have been observed in the producer wells. The Company believes this result, together with the observed injection pressures mentioned above, is a positive indication, implying that CO2 is entering the matrix and reacting with the oil contained therein rather than flowing quickly to the producer wellbores through fractures.
Given the distance between the injector well and the producer wells, we expect CO2 to be observed in the producer wells by the end of the calendar year, with increased production as a result to occur over the following quarter. Such increased production, even if indicative of a successful full-field CO2-EOR development, may not represent a material increase with respect to the field's current production levels.
All data gathered by the Company from the pilot is being continuously integrated into the Company's 3-D reservoir model to enhance its interpretation of the reservoir and its understanding of the efficacy of CO2-EOR at Poplar. With these results, and with additional data from the pilot to be received over the remainder of the fiscal year, the Company anticipates that it will be able to quantify with greater certainty the incremental volume of oil that could be recoverable from Poplar through the use of CO2-EOR techniques, and the corresponding increase in the quantity of any reserves the Company can record with respect to CO2-EOR.
Shallow Intervals. During the three months ended September 30, 2014, Magellan sold 19 Mboe (208 boepd) of oil attributable to its net revenue interests in Poplar, compared to 23 Mboe (245 boepd) of oil during the same period in 2013. The decreased production was attributable to certain wells in the current period having been shut-in to undergo water shut-off treatments, which treatments may result in increased production in future periods.

Deep Intervals. During the three months ended September 30, 2014, there was no production from the Deep Intervals at Poplar. However, during the period the Company performed a water shut-off treatment on the EPU 120 well in the Nisku interval. As of September 30, 2014, the water shut-off treatment was ongoing, after which the well will be opened to test production. Between 1970 and 1990, a single well at Poplar produced a cumulative total of approximately 200 Mboe from the Nisku formation.

United Kingdom
Central Weald Licenses. In the central Weald Basin, Magellan co-owns equally with Celtique Energie Holdings Ltd ("Celtique") three licenses, PEDLs 231, 234, and 243, representing 124 thousand net acres, that may be prospective for oil and gas development from the Kimmeridge Clay and Liassic and other formations. These licenses are subject to drill-or-drop obligations and will now expire in June 2016 unless such obligations are met.
During the three months ended September 30, 2014, the Company worked with Celtique on plans to spud the Broadford Bridge-1 well, the first exploratory well in the Central Weald licenses. The Broadford Bridge-1 well is designed and permitted to test a conventional prospect in a Triassic-age formation. Celtique may also collect logs and cores, where appropriate, from other potentially productive formations. According to an agreement with the UK Department of Energy and Climate Change ("DECC"), this well, which is located within the license area of PEDL 234, will satisfy the drilling obligations for both PEDLs 234 and 243, and extend the term of the licenses until June 2019.
Currently, the process of obtaining relevant regulatory and planning permissions is substantially complete. Following a planned delay for weather related concerns, spudding of the well is now planned for the second quarter of calendar year 2015. In parallel, the Company has continued efforts with Celtique to permit additional drilling locations within the Central Weald licenses. The Company expects that it can permit well sites successfully such that it can meet its drilling obligations for these licenses within the required time frame of before June 30, 2016.
Peripheral Weald Licenses. On the periphery of the Weald Basin, Magellan maintains non-operated interests in four exploration licenses (PEDLs 126, 137, and 246, and P1916), representing 16 thousand net acres, that may be prospective for conventional oil and gas targets.
During the three months ended September 30, 2014, Horse Hill Developments Ltd ("HHDL"), the Company's partner on, and operator of, the Horse Hill prospect (PEDLs 137 and 246), spudded the Horse Hill-1 well. This well, which was drilled as a near vertical conventional well that was not, and will not be, hydraulically fractured, targeted a conventional Triassic-aged gas target. In November 2014, the well reached total depth at 8,770 ft measured depth, and the Triassic reservoir target was found not to be present. However, during drilling, the well encountered oil shows in the Portland Sandstone and the Kimmeridge Clay formations. The well is currently being prepared for production testing from these sections, and cores and logs are currently under analysis in order to assess the size of these potential discoveries.
With respect to PEDL 126, which contains the Markwells Wood-1 well, during the three months ended September 30, 2014, the Company and its partner were evaluating the sale or farmout of the license to a third party on the basis of the relatively small conventional reservoir contained therein and the potential value of the wellbore to a third party. If the Company and its partners are unable to sell or farmout PEDL 126, the Company may face a plugging and abandonment liability of approximately $378 thousand net to its interest, which liability is reflected on the Company's balance sheet as of September 30, 2014.
With respect to P1916, there was no activity during the three months ended September 30, 2014, and no further activity is planned during fiscal year 2015.

Australia
NT/P82. During the three months ended September 30, 2014, the Company continued its farmout process, begun in the fourth quarter of fiscal year 2014, to identify a farmout partner experienced in offshore drilling. In completing a farmout, the Company expects to relinquish a portion of its working interest in, and operatorship of, NT/P82, in exchange for a commitment from the partner to drill exploration wells by May 2016 over the large gas prospects identified in the block. Given the high level of offshore drilling activity in the Bonaparte Basin, the network of installed gas infrastructure in the relative vicinity of our block, and the relatively shallow depths of water in the license, the Company believes it is well positioned to successfully execute a farmout agreement during fiscal year 2015.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our activities from cash from operations, asset sales, farmout agreements, an issuance of preferred equity, and our existing cash balance. Based on (i) our existing cash position; (ii) the flexibility in the implementation and timing of various operational projects; (iii) the ability to implement and/or raise additional funds from farmout transactions and/or partial or complete sales of certain of our international assets; and (iv) the potential to raise funds from debt and equity financings; the Company believes it has sufficient financial resources to fund its ongoing operations and its exploration projects, including the remainder of the CO2-EOR pilot project and the participation in the drilling of exploratory wells in the UK.

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
In the Shallow Intervals, which are 100% owned and operated by the Company, discretionary capital expenditure plans over the next two years will be determined primarily by the results of the CO2-EOR pilot project, which is expected to continue through December 2015. The total cost of the base CO2-EOR pilot, including capital expenditures and certain operating expenses, is estimated at approximately $26.0 million, which amount includes approximately $3.5 million related to the cost of purchasing sufficient volumes of CO2 over a two-year period. As of September 30, 2014, the Company had incurred approximately $23.2 million in relation to the CO2-EOR pilot, including $0.8 million for purchases of CO2. The final cost of the injected volumes of CO2 will depend on the total amount injected.
In addition, in the Shallow Intervals the Company may incur capital expenditures related to water shut-off treatments and recompletions on existing wells and drilling of certain newly identified PUD locations.
In the Deep Intervals, which are operated by the Company and in which the Company has a working interest of 50% in the majority of the leases, the Company does not intend to incur material capital expenditures in fiscal year 2015.
In the UK, the Company's interests are governed by various PEDLs and one Seaward Production License. PEDLs 231, 234, and 243, which the Company co-owns equally with Celtique, are subject to "drill-or-drop" obligations with a deadline of June 2016. The Company is currently focused on securing potential drilling locations, applying for drilling permits, preparing to drill the Broadford Bridge-1 well, and evaluating the potential of its unconventional prospects in these licenses. The Company expects to fund its share of the cost related to the Broadford Bridge-1 well, currently estimated to be approximately $5.0 million. The Company is also considering other options to fund its share of the drilling cost of the Broadford Bridge-1 well, which include a potential partial or full farmout transaction. This well will meet the drill-or-drop obligations for both PEDLs 234 and 243. Pending the results of this well, the Company may participate in a second exploratory well within these PEDLs in fiscal year 2016. The Company has no plans to incur significant expenditures related to its other UK licenses in the near future.
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
Series A Preferred Dividend. Based on the Series A Preferred Stock shares outstanding at September 30, 2014, and assuming that the Company will elect to continue to pay in cash the dividend that holders of Series A Preferred Stock are entitled to, the total remaining amount of the dividend payable for the fiscal year ending June 30, 2015, will amount to approximately $1.7 million. As long as the Company's share price is materially higher than the Conversion Price of approximately $1.22, the Company intends to pay the preferred dividend in cash. The Company may decide to issue shares of common stock to finance the dividend, which would represent a positive arbitrage between the Conversion Price and the issuance price of the newly issued common shares.
Contractual Obligations. Please refer to the contractual obligations table in Part II, Item 7 of our 2014 Form 10-K for information on all material contractual obligations as of June 30, 2014. There were no material changes to that information during the quarter ended September 30, 2014. Subsequent to September 30, 2014, Celtique issued a cash call to the Company in the amount of $2.0 million to the Company in relation to a previously issued authorization for expenditure related to the Broadford Bridge-1 well. See Note 15 - Commitments and Contingencies to the condensed consolidated financial statements included in this report.
Share and Option Repurchase. On October 10, 2014, Magellan entered into an Options and Stock Purchase Agreement with William H. Hastings, a former executive officer and director of the Company, for the repurchase by the Company from Mr. Hastings of 250,000 shares of the Company’s Common Stock and options to acquire 1,512,500 shares of the Company’s Common Stock. The gross proceeds that were paid to Mr. Hastings on October 17, 2014, pursuant to the Options and Stock Purchase Agreement totaled $1,445,625. For further detail, see Corporate Events above.

Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $10.8 million of cash and cash equivalents as of September 30, 2014, compared to $16.4 million as of June 30, 2014. As of September 30, 2014, $3.7 million and $1.9 million of the Company's consolidated cash and cash equivalents were deposited in accounts held by MPUK and MPA, respectively, all of which was held in bank accounts and time deposit accounts having terms of 90 days or less.
The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.
Due to the international nature of its operations, the Company is exposed to certain legal and tax constraints in matching the capital needs of its assets and its cash resources. To the extent that the Company repatriates cash amounts from MPUK to the US, the Company is potentially liable for incremental US Federal and State Income Tax, which may be reduced by the US Federal and State net operating loss and foreign tax credit carry forwards available to the Company at that time.

Existing Credit Facilities. The Company had no outstanding borrowings as of September 30, 2014 or 2013. The Company, through its wholly owned subsidiary NP, maintains a line of credit note (the "LCN") with West Texas State Bank. As of September 30, 2014, $0 of the $8.0 million LCN was drawn and $8.0 million remained available to borrow. The LCN will mature on September 30, 2015. The LCN is subject to quarterly floating interest payments based on the Prime Rate (currently approximately 3.25%) and a floor rate of 3.25%. The LCN is secured by substantially all of NP's assets including a first lien on NP's oil and gas leases from the surface to the top of the Bakken, but excluding any rights to assets within or below the Bakken. Magellan Petroleum Corporation ("MPC"), the parent entity of NP, provided a guarantee of the LCN secured by a pledge of its membership interest in NP. MPC and NP are subject to certain customary restrictive covenants under the terms of this loan. As of November 6, 2014, the outstanding balance on the LCN totaled $2.0 million.

The Company also maintains a $25 thousand letter of credit with Jonah Bank of Wyoming in favor of the Bureau of Land Management, which is collateralized by a cash deposit in an equal amount with the bank.
Central Shares. Based on the Company's current balance sheet position, the expected costs of its current projects, and the potential value appreciation of Central's shares, the Company currently intends to continue holding its position in Central's stock. The Company is not constrained in its ability to sell its shares in Central by contractual arrangements with Central. In the future, Magellan may decide to dispose of part or all of its position in Central's stock to fund some of the Company's activities. Based on the Central closing price on October 31, 2014, these shares of stock represent a total value of AUD $8.9 million, or an AUD $11.3 million decrease over the issuance value on the Execution Date.
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

Cash Flows
The following table presents the Company's cash flow information for the three months ended:

	September 30,
	2014	2013
	(In thousands)
Cash (used in) provided by:
Operating activities	$(2,098)	$(2,878)
Investing activities	(2,849)	(3,089)
Financing activities	(384)	392
Discontinued operations	—	21
Effect of exchange rate changes on cash and cash equivalents	(318)	86
Net decrease in cash and cash equivalents	$(5,649)	$(5,468)
Cash used in operating activities during the three months ended September 30, 2014, was $2.1 million, compared to cash used in operating activities of $2.9 million for the same period in 2013. The decrease in cash used in operating activities was primarily due to a decrease in lease operating expense of $1.1 million, partially offset by a decrease in revenues of $0.5 million and an increase in general and administrative expense excluding non-cash stock based compensation of $0.4 million.

Cash used in investing activities during the three months ended September 30, 2014, was $2.8 million, compared to $3.1 million for the same period in 2013. Capital expenditures in both periods primarily related to the CO2-EOR pilot at Poplar, with $2.6 million of the $2.8 million used during the three months ended September 30, 2014 directly related to the pilot.
Cash used in financing activities during the three months ended September 30, 2014, was $0.4 million and related primarily to the payment of dividends on the Series A Convertible Preferred Stock. Cash provided by financing activities in the prior year period was $0.4 million and related to draw downs on a revolving credit facility, partially offset by repayments of short-term debt.
Cash used in discontinued operations in the prior year period is related to the activities of Palm Valley and Dingo, and no continuing impact on cash flows is expected from discontinued operations.
During the three months ended September 30, 2014, the effect of changes in foreign currency exchange rates negatively impacted the translation of our foreign denominated cash and cash equivalent balances into USD and resulted in a decrease of $0.3 million in cash and cash equivalents, compared to an increase of $0.1 million for the same period in 2013.

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED SEPTEMBER 30, 2014, AND 2013
The following table presents results of operations for the three months ended:

	September 30,
	2014	2013	Difference	Percent change
Poplar:
Oil revenue (In thousands)	$1,590	$2,134	$(544)	(25)%
Oil sales volume (Mbbls)	19	23	(4)	(17)%
Oil sales volume (bopd)	208	245	(37)	(15)%
Average realized oil price ($/bbl)	$83.01	$94.76	-$11.75	(12)%
Oil Revenue
Revenues for the three months ended September 30, 2014, totaled $1.6 million, compared to $2.1 million for the same period in the prior year, a decrease of 25%. The $0.5 million decrease in revenue was primarily due to decreased production from Poplar and decreased realized pricing per barrel.

Oil Sales Volume
Sales volume for the three months ended September 30, 2014, totaled 19 Mbbls (208 bopd), compared to 23 Mbbls (245 bopd) sold in the prior year period, a decrease of 17%. The decreased production was attributable to certain wells in the current period having been shut-in to undergo workovers or water shut-off treatments, which treatments may result in increased production in future periods, and the natural production decline of the wells.

Average Realized Oil Price
The average realized price for the three months ended September 30, 2014, was $83.01/bbl compared to $94.76/bbl in the prior year period, a decrease of 12%. The Company currently does not engage in any oil and gas hedging activities. Relative to the prior year period, the average realized price from oil sales at Poplar decreased by 12% as a result of decreased benchmark pricing (WTI) and decreased differentials relative to the benchmark pricing (WTI) realized at Poplar.

Operating and Other Expenses
The following table presents operating expenses for the three months ended:

	September 30,
	2014	2013	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$1,214	$2,316	$(1,102)	(48)%
Depletion, depreciation, amortization, and accretion	$255	$150	$105	70%
Exploration	$422	$624	$(202)	(32)%
General and administrative	$2,389	$2,647	$(258)	(10)%

Selected operating expenses (USD/bbl):
Lease operating	$64	$101	$37	(37)%
Depletion, depreciation, amortization, and accretion	$13	$7	$6	86%
Exploration	$22	$27	$(5)	(19)%
Lease Operating Expenses. Lease operating expenses decreased $1.1 million to $1.2 million, or $64/bbl, during the three months ended September 30, 2014, as compared to the prior year period. The decrease is primarily attributable to decreased production taxes due to decreased revenue, decreased road maintenance and environmental-related expenses, and fewer workovers in the current period relative to the prior year period.
Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the three months ended:

	September 30,
	2014	2013	Difference	Percent change
	(In thousands)
Depreciation and amortization	$52	$54	$(2)	(4)%
Depletion	157	55	102	185%
ARO accretion	46	41	5	12%
Total	$255	$150	$105	70%
Depletion, depreciation, amortization, and accretion expenses increased $105 thousand to $255 thousand, or $13/bbl, during the three months ended September 30, 2014, as compared to the prior year period. The change in depletion was primarily due to the impact of the reduction in reserve quantities as of June 30, 2014, relative to the prior fiscal year end.
Exploration Expenses. Exploration expenses decreased by $0.2 million to $0.4 million, or $22/bbl, during the three months ended September 30, 2014, as compared to the prior year period. The $0.2 million decrease primarily resulted from decreased exploration expenditures in the UK partially offset by increased expenditures at Poplar.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	September 30,
	2014	2013	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation expense)	$2,345	$1,990	$355	18%
Stock compensation expense	44	657	(613)	(93)%
Foreign transaction gain	—	—	—	—%
Total	$2,389	$2,647	$(258)	(10)%
General and administrative expenses decreased $0.3 million to $2.4 million, or $126/bbl, during the three months ended September 30, 2014, as compared to the prior year period. General and administrative expenses, excluding stock based compensation, increased by $0.4 million to $2.3 million, or $123/bbl. This increase is primarily due to employee severance costs of $0.5 million accrued in the current year period, partially offset by minor cost savings in other categories. The decrease in non-cash stock based compensation expense is primarily the result of the forfeiture of restricted stock and stock options resulting from the resignation of a former executive during the current year period.
Net Income (Loss) from Discontinued Operations
Net loss from discontinued operations relates to the Amadeus Basin assets sold on March 31, 2014, and includes loss from discontinued operations of $0.0 million and $1.2 million for the three months ended September 30, 2014, and 2013, respectively.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION
Adjusted EBITDAX
We define Adjusted EBITDAX as net income (loss) attributable to Magellan, plus (minus): (i) depletion, depreciation, amortization, and accretion expense, (ii) exploration expense, (iii) stock based compensation expense, (iv) net interest expense (income), (v) other (income) expense, and (vi) net loss from discontinued operations. Adjusted EBITDAX is not a measure of net income or cash flow as determined by GAAP and excludes certain items that we believe affect the comparability of operating results.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED
	September 30,
	2014	2013
	(In thousands)
Net loss attributable to Magellan Petroleum Corporation	$(2,627)	$(4,835)
Depletion, depreciation, amortization, and accretion expense	255	150
Exploration expense	422	624
Stock based compensation expense	44	657
Net interest expense	—	18
Other (income) expense	(63)	60
Net loss attributable to discontinued operations	—	1,154
Adjusted EBITDAX	$(1,969)	$(2,172)
For clarification purposes, the table below provides an alternative method for calculating Adjusted EBITDAX, which can also be calculated as revenue less (i) lease operating expense and (ii) general and administrative expense; plus stock based compensation expense.

The following table provides the alternative method for calculating Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED
	September 30,
	2014	2013
	(In thousands)
REVENUE FROM OIL PRODUCTION	$1,590	$2,134
Less:
Lease operating	(1,214)	(2,316)
General and administrative	(2,389)	(2,647)
Plus:
Stock based compensation expense	44	657
Adjusted EBITDAX	$(1,969)	$(2,172)

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements, such as securitization of receivables, with any unconsolidated entities or other parties.

EFFECTS OF COMMODITY PRICES
Material changes in oil and gas prices may impact (i) the Company's revenues; (ii) estimates of future reserves, depletion expense, impairment assessments of oil and gas properties and goodwill, and values of properties in purchase and sale transactions; (iii) decisions by the Company to proceed with further development of its key projects, including the Company's CO2-EOR project at Poplar; and (iv) the value of oil and gas companies and their ability to raise capital, borrow money, and retain personnel. While oil prices in the US have declined recently, the Company currently does not anticipate that such a decline would result in the Company's decision to not proceed with its key operational projects, in particular the pilot CO2-EOR project at Poplar and, if the pilot is successful, a full-field development of Poplar.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Information regarding critical accounting policies and estimates is contained in Item 7 of our 2014 Form 10-K. There have been no changes to the Company's critical accounting policies during the three months ended September 30, 2014.

FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward looking statements. The words "anticipate," "assume," "believe," "budget," "estimate," "expect," "forecast," "initial," "plan,", "potential," "project," "will," and similar expressions are intended to identify forward looking statements. These forward looking statements about the Company and its subsidiaries appear in a number of places in this report and may relate to statements about our businesses and prospects, planned capital expenditures, availability of liquidity and capital resources, increases or decreases in oil and gas production, the acquisition or disposition of oil and gas properties and related assets, the ability to enter into acceptable farmout arrangements, revenues, expenses, operating cash flows, borrowings, and other matters that involve a number of risks and uncertainties that may cause actual results to differ materially from results expressed or implied in the forward looking statements. These risks and uncertainties include the following: the uncertainties associated with our planned CO2-EOR program at Poplar, including uncertainties about the technical and economic viability of CO2-EOR techniques at Poplar, drilling results from the recently initiated pilot project, the results of CO2 injection, including the ability to sustain CO2 pressures at sufficient effective levels to sweep the oil across the formation to production wells, and our ability to acquire a long term CO2 supply for the program; uncertainties regarding the ability to realize the expected benefits from the sale of the Amadeus Basin assets to Central pursuant to the Sale Deed, including through the future value of Central's stock and through uncertain estimates of annual savings in general and administrative expenses; our ability to attract and retain key personnel; the likelihood of success of a water shut-off program at Poplar; our limited amount of control over activities on our operational properties; our reliance on the skill and expertise of third party service providers; the ability of our vendors to meet their contractual obligations; the uncertain nature of the anticipated value and underlying prospects of our UK acreage position; government regulation and oversight of drilling and completion activity in the UK, including possible restrictions on hydraulic fracturing that could affect our ability to develop unconventional resource projects in the UK; the uncertain nature of oil and gas prices in the US, UK, and Australia; uncertainties inherent in projecting future rates of production from drilling and CO2-EOR activities; the uncertainty of drilling and completion conditions and results; the availability of drilling, completion, and operating equipment and services; the results and interpretation of 2-D and 3-D seismic data related to our NT/P82 interest in offshore Australia and our ability to obtain an attractive farmout arrangement for NT/P82; and other matters discussed in the Risk Factors section of our 2014 Form 10-K and this report. For a more complete discussion of the risk factors that may apply to any forward looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") of our 2014 Form 10-K and this Form 10-Q. Any forward looking statements in this report should be considered with these factors in mind. Any forward looking statements in this report speak as of the filing date of this report. The Company assumes no obligation to update any forward looking statements contained in this report, whether as a result of new information, future events, or otherwise, except as required by securities laws.

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
For the three months ended September 30, 2014, oil sales represented 100% of total revenues. Based on the current three months' sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.2 million.
At September 30, 2014, the fair value of our investments in securities available for sale was $9.9 million, with $9.8 million of that amount attributable to the 39.5 million shares of Central received as part of the consideration for the sale of the Amadeus Basin assets. Central's stock is traded on the Australian Securities Exchange (the "ASX"), and we determined the fair value of our investment in Central using Central's closing stock price on the ASX on September 30, 2014 of AUD $0.29 per share, which translated to $0.25 per share in US dollars on that date. Due to the number of Central shares that we own and Central's general daily trading volumes, we may not be able to obtain the currently quoted market price in the event we elect to sell our Central shares. In addition, a 10% across-the-board change in the underlying equity market price per share for our investment would result in a $1.0 million change in the fair value of our investments.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A RISK FACTORS

Item 1A ("Risk Factors") of our 2014 Form 10-K, sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, operating results, or cash flows. There have been no material changes in the Risk Factors described in such Form 10-K, and those Risk Factors continue to be relevant to an understanding of our business, financial condition, operating results, and cash flows. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information about purchases of the Company's common stock by the Company during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number or Dollar Value of Shares that May Yet be Purchased under the Program
July 1 - 31, 2014	47,920	(1)	$2.18	—	$1,863,022	(2)
August 1 - 31, 2014	—		—	—	—	(2)
September 1 - 30, 2014	—		—	—	—
Total	47,920		$2.18	—	$—
(1) On July 1, 2014, the Company withheld on a cashless basis 47,920 shares upon the vesting of 150,000 shares of restricted stock previously granted to executives of the Company to settle withholding taxes. Following withholding, all of these shares were immediately canceled.
(2) On September 24, 2012, the Company announced that its Board of Directors had approved a stock repurchase program whereby the Company was authorized to repurchase up to a total of $2.0 million in shares of its common stock. This authorization expired on August 21, 2014.

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

10.1 ++
Amendment to 1998 Stock Incentive Plan dated effective as of September 9, 2014 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 11, 2014, and incorporated herein by reference).

10.2
Loan Agreement dated September 17, 2014, between Nautilus Poplar LLC as the Borrower, Magellan Petroleum Corporation as the Guarantor and West Texas State Bank as the Lender (filed as Exhibit 10.57 to the registrant's Annual Report on Form 10-K filed on September 18, 2014 and incorporated herein by reference).

10.3
Promissory Note Agreement dated September 17, 2014 between Nautilus Poplar LLC as the Borrower and West Texas State Bank as the Lender (filed as Exhibit 10.58 to the registrant's Annual Report on Form 10-K filed on September 18, 2014 and incorporated herein by reference).

10.4
Guarantee Agreement dated September 17, 2014 between Nautilus Poplar LLC as the Borrower, Magellan Petroleum Corporation as the Guarantor and West Texas State Bank as the Lender (filed as Exhibit 10.59 to the registrant's Annual Report on Form 10-K filed on September 18, 2014 and incorporated herein by reference).

10.5
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated September 17, 2014 between Nautilus Poplar LLC as the Grantor and West Texas State Bank as Lender (filed as Exhibit 10.60 to the registrant's Annual Report on Form 10-K filed on September 18, 2014 and incorporated herein by reference).

10.6
Options and Stock Purchase Agreement dated October 10, 2014 between Magellan Petroleum Corporation and William H. Hastings (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference).

31.1 *	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 *	Certification of Matthew R. Ciardiello, Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 **	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **
Certification of Matthew R. Ciardiello, Vice President - Chief Financial Officer, Treasurer, and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Matthew R. Ciardiello
Matthew R. Ciardiello, Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary
(as Principal Financial and Accounting Officer)

Date:	November 13, 2014