Form 10-Q
period 2014-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2015-02-12
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer's single class of common stock as of February 4, 2015 was 45,701,107, which is net of 9,675,114 treasury shares held by the registrant.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,405	$16,422
Securities available-for-sale	2,962	11,935
Accounts receivable — trade	446	886
Accounts receivable — working interest partners	90	—
Inventories	783	739
Prepaid and other assets	2,127	2,105
Total current assets	13,813	32,087

PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Proved oil and gas properties	29,700	29,335
Less accumulated depletion, depreciation, amortization, and accretion	(3,898)	(3,575)
Unproved oil and gas properties	727	550
Wells in progress	26,169	21,296
Land, buildings, and equipment (net of accumulated depreciation of $585 and $483 as of December 31, 2014, and June 30, 2014, respectively)	296	368
Net property and equipment	52,994	47,974

OTHER NON-CURRENT ASSETS:
Goodwill	1,174	1,174
Other long term assets	468	200
Total other non-current assets	1,642	1,374
Total assets	$68,449	$81,435

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term line of credit	$3,501	$—
Current portion of asset retirement obligations	372	397
Accounts payable	3,813	3,586
Accrued and other liabilities	1,954	2,121
Accrued dividends	—	429
Total current liabilities	9,640	6,533

LONG TERM LIABILITIES:
Asset retirement obligations	2,556	2,476
Contingent consideration payable	1,888	1,852
Other long term liabilities	282	118
Total long term liabilities	4,726	4,446

COMMITMENTS AND CONTINGENCIES (Note 15)

PREFERRED STOCK (Note 10):
Series A convertible preferred stock (par value $0.01 per share): Authorized 28,000,000 shares, issued 20,441,001 and 20,089,436 as of December 31, 2014, and June 30, 2014, respectively; liquidation preference of $28,714 and $28,220 as of December 31, 2014, and June 30, 2014, respectively	24,969	24,539
Total preferred stock	24,969	24,539

EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued, 55,376,221 and 55,004,838 as of December 31, 2014, and June 30, 2014, respectively	554	550
Treasury stock (at cost): 9,675,114 and 9,425,114 shares as of December 31, 2014, and June 30, 2014, respectively	(9,806)	(9,344)
Capital in excess of par value	92,437	92,986
Accumulated deficit	(42,468)	(36,266)
Accumulated other comprehensive loss	(11,614)	(2,009)
Total equity attributable to Magellan Petroleum Corporation	29,103	45,917
Non-controlling interest in subsidiary	11	—
Total equity	29,114	45,917
Total liabilities, preferred stock and equity	$68,449	$81,435
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013
REVENUE FROM OIL PRODUCTION	$1,265	$1,633	$2,855	$3,767

OPERATING EXPENSES:
Lease operating	1,270	1,001	2,484	3,317
Depletion, depreciation, amortization, and accretion	260	469	515	619
Exploration	486	547	908	1,171
General and administrative	2,137	2,176	4,526	4,823
Total operating expenses	4,153	4,193	8,433	9,930

Loss from operations	(2,888)	(2,560)	(5,578)	(6,163)

OTHER INCOME (EXPENSE):
Net interest (expense)	(17)	(5)	(17)	(23)
Other (expense) income	20	(45)	82	(106)
Total other income (expense)	3	(50)	65	(129)

Loss from continuing operations	(2,885)	(2,610)	(5,513)	(6,292)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	—	(1,502)	—	(2,656)
Net loss from discontinued operations	—	(1,502)	—	(2,656)

Net loss	(2,885)	(4,112)	(5,513)	(8,948)

Net loss attributable to non-controlling interest in subsidiary	170	—	170	—

Net loss attributable to Magellan Petroleum Corporation	(2,715)	(4,112)	(5,343)	(8,948)

Preferred stock dividends	(430)	(421)	(859)	(835)

Net loss attributable to common stockholders	$(3,145)	$(4,533)	$(6,202)	$(9,783)

Loss per common share (Note 12):
Weighted average number of basic shares outstanding	45,677,540	45,348,709	45,666,211	45,348,774
Weighted average number of diluted shares outstanding	45,677,540	45,348,709	45,666,211	45,348,774

Basic and diluted loss per common share:
Net loss from continuing operations attributable to Magellan Petroleum Corporation, including preferred stock dividends	$(0.07)	$(0.07)	$(0.14)	$(0.16)
Net loss from discontinued operations	$0.00	$(0.03)	$0.00	$(0.06)
Net loss attributable to common stockholders	$(0.07)	$(0.10)	$(0.14)	$(0.22)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(2,885)	$(4,112)	$(5,513)	$(8,948)

Other comprehensive (loss) income, net of tax:
Foreign currency translation loss during the period	(615)	(248)	(1,831)	(79)
Unrealized holding (loss) gain on securities available-for-sale	(6,550)	(17)	(7,774)	8
Other comprehensive (loss) income, net of tax	(7,165)	(265)	(9,605)	(71)
Comprehensive loss	$(10,050)	$(4,377)	$(15,118)	$(9,019)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
June 30, 2014	$550	$(9,344)	$92,986	$(36,266)	$(2,009)	$—	$45,917
Formation of Utah CO2 LLC	—	—	—	—	—	96	$96
Contributions to Utah CO2 LLC	—	—	—	—	—	85	$85
Net loss	—	—	—	(5,343)	—	(170)	$(5,513)
Other comprehensive loss, net of tax	—	—	—	—	(9,605)	—	$(9,605)
Stock and stock based compensation	2	—	899	—	—	—	$901
Executive and employee forfeiture of options upon resignation	—	—	(430)	—	—	—	$(430)
Executive forfeiture of restricted stock upon resignation	(1)	—	(43)	—	—	—	$(44)
Purchase of stock and options from former executive	—	(462)	(983)			—	$(1,445)
Net shares repurchased for employee tax costs upon vesting of restricted stock	—	—	(104)	—	—	—	$(104)
Stock options exercised, net of shares withheld to satisfy employee tax obligations	3	—	112	—	—	—	$115
Preferred stock dividend	—	—	—	(859)	—	—	$(859)
December 31, 2014	$554	$(9,806)	$92,437	$(42,468)	$(11,614)	$11	$29,114
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	SIX MONTHS ENDED
	December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(5,513)	$(8,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	515	619
Increase in fair value of contingent consideration payable	36	156
Inventory book to physical adjustment	123	—
Stock compensation expense	427	1,066
Net changes in operating assets and liabilities:
Accounts receivable	345	237
Inventories	(198)	(5)
Prepayments and other current assets	(55)	(563)
Accounts payable and accrued liabilities	128	652
Net cash used in operating activities of continuing operations	(4,192)	(6,786)

INVESTING ACTIVITIES:
Additions to property and equipment	(5,390)	(13,306)
Utah CO2 option	(268)	—
Net cash used in investing activities of continuing operations	(5,658)	(13,306)

FINANCING ACTIVITIES:
Purchase of common stock	(566)	—
Purchase of stock options	(983)	—
Proceeds from issuance of common stock, net	115	—
Payment of preferred stock dividend	(859)	—
Borrowings (repayments) on line of credit, net	3,501	—
Short term debt issuances	—	1,000
Short term debt repayments	—	(1,216)
Capital contributions by non-controlling interest	145	—
Net cash provided by (used in) financing activities of continuing operations	1,353	(216)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Adjustments to reconcile net loss to net cash provided by operating activities of discontinued operations	—	519
Net cash used in investing activities of discontinued operations	—	(493)
Net cash provided by discontinued operations	—	26

Effect of exchange rate changes on cash and cash equivalents	(520)	(28)
Net decrease in cash and cash equivalents	(9,017)	(20,310)
Cash and cash equivalents at beginning of period	16,422	32,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,405	$12,159

Supplemental schedule of non-cash activities:
Unrealized holding loss and foreign currency translation loss on securities available-for-sale	$(8,973)	$11
Change in accounts payable and accrued liabilities related to property and equipment	$(311)	$456
Preferred stock dividends paid in kind	$430	$835
Increase in both accrued or other liabilities and prepaid or other assets related to Sopak	$26	$519
Property contributed for capital and deferred capital contribution of non-controlling interest	$200	$—
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation
Description of Operations
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we") is an independent oil and gas exploration and production company focused on the development of CO2-enhanced oil recovery ("CO2-EOR") projects in the Rocky Mountain region. Historically active internationally, Magellan also owns significant exploration acreage in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia, which the Company currently plans to farmout.
The Company conducts its operations through three wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Nautilus Poplar LLC ("NP") in the US, Magellan Petroleum (UK) Limited ("MPUK"), and Magellan Petroleum Australia Pty Ltd ("MPA").
Our strategy is to enhance shareholder value by maximizing the value of our CO2-EOR business and our international projects.  We are committed to efficiently investing financial, technical, and management capital in our projects in order to achieve the greatest risk-adjusted value and returns for our shareholders.
We were founded in 1957 and incorporated in Delaware in 1967.  The Company's common stock has been trading on NASDAQ since 1972 under the ticker symbol "MPET".
Our principal executive offices are located at 1775 Sherman Street, Suite 1950, Denver, Colorado 80203, and our phone number is (720) 484-2400.

Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP, MPUK, and MPA, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X published by the US Securities and Exchange Commission (the "SEC"). Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the "2014 Form 10-K"). All amounts presented are in US dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "AUD."
Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.
During the six months ended December 31, 2014, the Company formed a majority owned subsidiary, Utah CO2 LLC, through which the Company purchased an option to acquire CO2 at Farnham Dome in Utah. The Company owns a controlling 51% of the equity in Utah CO2 LLC and consolidates this entity in the accompanying condensed consolidated financial statements, with the non-controlling interest reported therein relating solely to the non-controlling interest owners in this entity.
The Company owns an 11% interest in Central Petroleum Limited (ASX:CTP), a Brisbane-based exploration and production company traded on the Australian Securities Exchange. The Company accounts for this investment as securities available-for-sale in the accompanying condensed consolidated financial statements.
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

Foreign Currency Translation
The functional currency of our foreign subsidiaries is their local currency. Assets and liabilities of foreign subsidiaries are translated to US dollars at period-end exchange rates, and our unaudited condensed consolidated statements of operations and cash flows are translated at average exchange rates during the reporting periods. Resulting translation adjustments are recorded in accumulated other comprehensive loss, a separate component of stockholders' equity. A component of accumulated other comprehensive loss will be released into income when the Company executes a partial or complete sale of an investment in a foreign subsidiary or a group of assets of a foreign subsidiary considered a business and/or when the Company no longer holds a controlling financial interest in a foreign subsidiary or group of assets of a foreign subsidiary considered a business.
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

Securities available-for-sale
Securities available-for-sale are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are excluded from earnings and recorded as a component of accumulated other comprehensive loss in stockholders' equity, net of deferred income taxes. The Company recognizes gains or losses when securities are sold. On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. As a result of this review, no impairment was recorded during the six months ended December 31, 2014 or 2013.

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

The Company records its proportionate share in joint venture operations in the respective classifications of assets, liabilities, and expenses. The cost of CO2 injection is capitalized until a production response is seen as a result of the injection and it is determined that the well has found proved reserves. After oil production from the well begins, CO2 injection costs are expensed as incurred.

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

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs, using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. The Company undertook such a review during the quarter ended December 31, 2014, as a result of the recent decline in oil prices and concluded that no impairment was needed as of December 31, 2014.

Asset Retirement Obligations

The Company recognizes an estimated liability for future costs associated with the plugging and abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase in the carrying value of the related long-lived asset are recorded at the time a well is acquired or the liability to plug is legally incurred. The increase in carrying value is included in proved oil and gas properties in the accompanying condensed consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs, net of estimated salvage values, and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties

Revenue Recognition

The Company derives revenue primarily from the sale of produced oil. Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is probable. Transportation costs are included in production costs.

Major Customers

The Company's consolidated oil production revenue is derived from its NP segment and was generated from a single customer for the six months ended December 31, 2014 and 2013.

Stock Based Compensation
Stock option grants may contain time based, market based, or performance based vesting provisions. Time based options are expensed on a straight-line basis over the vesting period. Market based options ("MBOs") are expensed on a straight-line basis over the derived service period, even if the market condition is not achieved. Performance based options ("PBOs") are amortized on a straight-line basis between the date upon which the achievement of the relevant performance condition is deemed probable and the date the performance condition is expected to be achieved. Management re-assesses whether achievement of performance conditions is probable at the end of each reporting period. If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change.
The fair value of the stock options is determined on the grant date and is affected by our stock price and other assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, risk free interest rates, expected dividends, and the expected option exercise term. The Company estimates the fair value of PBOs and time based stock options using the Black-Scholes-Merton pricing model. The simplified method is used to estimate the expected term of stock options due to a lack of related historical data regarding exercise, cancellation, and forfeiture. For MBOs, the fair value is estimated using Monte Carlo simulation techniques.

Accumulated Other Comprehensive Loss

Comprehensive loss is presented net of applicable income taxes in the accompanying consolidated statements of stockholders' equity and comprehensive loss. Other comprehensive loss is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders' equity instead of net loss.

Loss per Common Share

Income and losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The effects of potential dilutive securities in the determinations of diluted earnings per share are the dilutive effects of stock options, non-vested restricted stock, and the shares of Series A convertible preferred stock.

The potential dilutive impact of stock options and non-vested restricted stock is determined using the treasury stock method. The potential dilutive impact of the shares of Series A convertible preferred stock is determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing dilutive shares if the effect would be antidilutive. The Series A convertible preferred stock is convertible at a rate of one common share for one preferred share. We did not include any stock options, non-vested restricted stock, or common stock issuable upon the conversion of the Series A convertible preferred stock in the calculation of diluted loss per share during the three and six months ended December 31, 2014, and 2013, as their effect would be antidilutive.

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

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern. The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company does not expect the adoption of this standard to have a significant impact on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company has chosen to early adopt this standard retrospectively to July 1, 2013, which adoption did not impact the Company's condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018 unless a deferral for adoption is provided by the FASB; early adoption is not permitted. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its condensed consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted this guidance effective July 1, 2013. The Company's adoption of this standard did not have a significant impact on its condensed consolidated financial statements.

Note 2 - Sale of Amadeus Basin Assets
On March 31, 2014 (the "Central Closing Date"), pursuant to the Share Sale and Purchase Deed dated February 17, 2014 (the "Sale Deed"), the Company sold its Amadeus Basin assets, the Palm Valley and Dingo gas fields ("Palm Valley" and "Dingo," respectively), to Central Petroleum Limited ("Central") through the sale of the Company's wholly owned subsidiary, Magellan Petroleum (N.T.) Pty. Ltd, to Central's wholly owned subsidiary Central Petroleum PV Pty. Ltd ("Central PV"). In exchange for the assets, Central paid to Magellan (i) AUD $20.0 million, (ii) customary purchase price adjustments amounting to AUD $0.8 million; and (iii) 39.5 million newly issued shares of Central stock (ASX: CTP), equivalent to an ownership interest in Central of approximately 11%.
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenue	$—	$237	$—	$458
Net loss from discontinued operations	$—	$(1,502)	$—	$(2,656)

Note 4 - Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in Central stock, as follows:

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$19,339	$—	$(16,377)	$2,962

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$19,339	$—	$(7,404)	$11,935

Note 5 - Debt
Note Payable. The outstanding principal of a $1.7 million note payable by NP, re-issued in January 2011 (the "Note Payable"), was fully amortized as of June 30, 2014.

Line of Credit. On September 17, 2014, NP entered into a senior secured $8.0 million revolving line of credit note (the "LCN") with West Texas State Bank. The LCN will mature on September 30, 2015. The LCN is subject to quarterly floating interest payments based on the Prime Rate (currently approximately 3.25%) subject to a floor rate of 3.25%. The LCN is secured by substantially all of NP's assets, including a first lien on NP's oil and gas leases from the surface to the top of the Bakken but excluding any rights to assets within or below the Bakken. Magellan Petroleum Corporation ("MPC"), the parent entity of NP, provided a guarantee of the LCN secured by a pledge of its membership interest in NP. MPC and NP are subject to certain customary restrictive covenants under the terms of this loan. As of December 31, 2014, the Company was in compliance with all such covenants.

As of December 31, 2014, the outstanding balance on the LCN was $3.5 million. As of February 4, 2015, the outstanding balance on the LCN was $3.5 million.

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

The following table summarizes the ARO activity for the six months ended December 31, 2014:

Total
(In thousands)
Fiscal year opening balance	$2,873
Accretion expense	90
Effect of exchange rate changes	(35)
Balance at December 31, 2014	2,928
Less current asset retirement obligation	372
Long term asset retirement obligation	$2,556

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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Company's policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed above for all periods presented. During the six months ended December 31, 2014, and 2013, there have been no transfers in or out of Level 1, Level 2, or Level 3.

Assets and liabilities measured on a recurring basis
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which approximates fair value due to the short term maturity of these instruments. The recorded value of the LCN (see Note 5 - Debt) approximates fair value due to its variable interest rate structure.

The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$2,962	$—	$—	$2,962

Liabilities:
Contingent consideration payable (1)	$—	$—	$1,888	$1,888

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$11,935	$—	$—	$11,935

Liabilities:
Contingent consideration payable (1)	$—	$—	$1,852	$1,852
(1) See Note 15 - Commitments and Contingencies, below for additional information about this item.
The contingent consideration payable is a standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market, or market participants. The inputs for this instrument are unobservable and therefore classified as Level 3 inputs. The calculation of this liability is a significant management estimate and uses drilling and production projections based in part on the Company's reserve report for NP to estimate future production bonus payments and a discount rate that is reflective of the Company's credit adjusted borrowing rate. Inputs are reviewed by management on an annual basis and the liability is estimated by converting estimated future production bonus payments to a single net present value using a discounted cash flow model. Payments of future production bonuses are sensitive to Poplar's 60 days rolling gross production average. The contingent consideration payable would increase with significant production increases and/or a reduction in the discount rate.
The following table presents information about significant unobservable inputs to the Company's Level 3 financial liability measured at fair value on a recurring basis as follows:

Description	Valuation technique	Significant unobservable inputs	December 31, 2014	June 30, 2014
Contingent consideration payable	Discounted cash flow model	Discount rate	8.0%	8.0%
		First production payout(1)	N/A	June 30, 2015
		Second production payout	N/A	N/A
(1) During the quarter ended December 31, 2014, the Company deferred its plans to drill wells associated with proved undeveloped reserves incorporated in its reserves report as of June 30, 2014; as such, the timing of the first production payout, although uncertain, is expected to occur after June 30, 2015. Accordingly, no accretion of the liability was booked during the quarter ended December 31, 2014, and the liability has been classified on the balance sheet as long term.
Adjustments to the fair value of the contingent consideration payable are recorded in the unaudited condensed consolidated statements of operations under net interest (expense). The following table presents a roll forward of the contingent consideration payable for the six months ended December 31, 2014:

Total
(In thousands)
Fiscal year opening balance	$1,852
Accretion of contingent consideration payable	36
Balance at December 31, 2014	$1,888

Assets and liabilities measured on a nonrecurring basis
The Company also utilizes fair value to perform an impairment test on its oil and gas properties annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Fair value is estimated using expected discounted future cash flows from oil and gas properties. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are also classified within Level 3. For the six months ended December 31, 2014, the Company reviewed its proved oil and gas properties for a possible impairment as a result of the recent decline in oil prices and concluded that no impairment had occurred as of December 31, 2014.
Note 8 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for the six months ended December 31, 2014, and 2013, is 0% and 0%, respectively. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and foreign tax credit carry forwards. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTAs management believes is "more-likely-than-not" to be realized in future periods.
We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at June 30, 2014, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of December 31, 2014. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is "more-likely-than-not" that those DTAs will be realized.

Note 9 - Stock Based Compensation
The 2012 Stock Incentive Plan
On January 16, 2013, the Company's shareholders approved the Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (the "2012 Stock Incentive Plan"). The 2012 Stock Incentive Plan replaced the Company's 1998 Stock Incentive Plan (the "1998 Stock Plan"). The 2012 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock and/or restricted stock units, performance shares and/or performance units, incentive awards, cash awards, and other stock based awards to selected employees, including officers, directors, and consultants of the Company (or subsidiaries of the Company). The stated maximum number of shares of the Company's common stock authorized for awards under the 2012 Stock Incentive Plan is 5,000,000 shares plus the remaining number of shares under the 1998 Stock Plan immediately before the effective date of the 2012 Stock Incentive Plan, which was 288,435 as of January 15, 2013. The number of aggregate shares available for issuance will be reduced by 1.0 share for each share granted in the form of a stock option or stock appreciation right and 2.0 shares for each share granted in the form of any award that is not a stock option or stock appreciation right that is settled in stock. The maximum aggregate annual number of options or stock appreciation rights that may be granted to one participant is 1,000,000, and the maximum annual number of performance shares, performance units, restricted stock, or restricted stock units that may be granted to any one participant is 500,000. The maximum term of the 2012 Stock Incentive Plan is ten years. In October 2014, the Company repurchased 1,512,500 options from a former executive, which options were previously granted under the Company's 1998 Stock Plan. Pursuant to the terms of the 2012 Stock Incentive Plan, the unissued shares underlying these unexercised options were added to the shares available for issuance under the 2012 Stock Incentive Plan.
Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain time based vesting provisions, performance based vesting provisions ("PBOs"), or market based vesting provisions ("MBOs"). During the six months ended December 31, 2014, the Company granted 1,250,000 PBOs and 400,000 MBOs to executives. During the six months ended December 31, 2013, the Company granted 1,500,000 PBOs and 1,500,000 MBOs to executives and employees.
Performance targets that trigger the vesting of the 1,250,000 PBOs granted in October 2014 include: (i) procuring a commercially viable commitment for the supply of CO2 to a full-field CO2-EOR development at Poplar at or below a certain price threshold (weighted 20%); (ii) preparing Poplar for a commercially viable CO2-EOR development (weighted 40%); progressing the Company's UK operations by participation in a well in the Weald Basin (weighted 20%); and (iv) moving forward with the Farnham Dome project by both exercising one of the options related to the purchase of CO2 at Farnham Dome and identifying an applicable oil project to utilize CO2 from Farnham Dome (weighted 20%). The determination of whether any of these performance targets has been met is subject to a determination of the Board. As of December 31, 2014, no performance targets had been met.
The 400,000 MBOs granted in October 2014 will vest and become exercisable, subject to certain provisions related to ongoing employment and a three-year vesting period, if, at the end of any period of 90 trading days (a “Window”), (A) the closing price of the common stock as reported by NASDAQ (the “Closing Price”) on each of the first 10 trading days of a Window equals or exceeds

$5.00 per share; and (B) the median of the Closing Prices for the common stock during such Window equals or exceeds $5.00 per share.
Performance metrics used to measure the potential vesting of the PBOs granted in October 2013 consist of: (i) completing the drilling of the CO2-EOR pilot program at Poplar (weighted 10%); (ii) Board approval of a full field CO2-EOR development project at Poplar (weighted 40%); (iii) sale of substantially all of the Amadeus Basin assets (weighted 20%); (iv) approval of a farmout agreement or the ability to participate in drilling one well in the Weald Basin with internally developed funding, including proceeds from a sale of assets (weighted 20%); and (v) approval and execution of a farmout agreement for drilling one well in the Bonaparte Basin (weighted 10%). As of December 31, 2014, performance metrics (i), (iii) and (iv) had been met met.
Vesting of the market based stock options granted in October 2013 is subject to the Company maintaining a $2.35 per share closing price for 10 consecutive trading days and a median stock price of $2.35 over a period of 90 days.
During the six months ended December 31, 2014, 494,791 stock options were exercised, resulting in the issuance of 272,898 shares of common stock, which number is net of shares withheld to satisfy certain employee tax and exercise price obligations. During the prior year period, no stock options were exercised.
During the six months ended December 31, 2014, 2,882,085 stock options were forfeited or canceled, including 1,512,500 options repurchased from a former executive (see Note 11). During the prior year period, no stock options were canceled or forfeited.
During the six months ended December 31, 2014, 12,500 stock options expired without exercise. During the prior year period, no stock options expired.
As of December 31, 2014, 3,131,250 stock options with market based vesting provisions or PBOs had not vested, and 781,198 options, including forfeited or canceled options, remained available for future issuance under the 2012 Stock Incentive Plan. Stock options outstanding have expiration dates ranging from March 31, 2015, to October 31, 2024. On January 12, 2015, the Company issued a total of 135,000 stock options to two employees with time-based vesting criteria and an exercise price of $0.86 per share.
The following table summarizes the stock option activity for the six months ended December 31, 2014:

	Number of Shares	WAEPS (1)
Fiscal year opening balance	10,492,291	$1.26
Granted	1,650,000	$1.80
Exercised	(494,791)	$1.09
Forfeited/canceled	(2,882,085)	$1.14
Expired	(12,500)	$1.03
Balance at December 31, 2014	8,752,915	$1.41
Weighted average remaining contractual term	6.15	years
(1) Weighted average exercise price per share.

The fair value of stock options granted under the 2012 Stock Incentive Plan was estimated using the following weighted-average assumptions for the six months ended:

December 31,
2014	2013
PBOs (1)	Market Based(2)	PBOs (1)	Market Based(2)
Number of options	1,250,000	400,000	1,500,000	1,500,000
Weighted-average grant date fair value per share	$0.88	$1.17	$0.57	$0.69
Expected dividend yield	—%	—%	—%	—%
Forfeiture rate	15.0%	15.0%	—%	—%
Risk free interest rate	1.7%	2.4%	1.5%	-	1.7%	2.8%
Expected life (years)	5.3	-	5.4	3.2	-	3.9	0.4	-	1.6	2.6
Expected volatility (based on historical price)	53.6%	-	54.1%	64.4%	61.7%	-	61.9%	66.6%
(1) The terms related to these PBOs were estimated using an average probabilistic weighted method.
(2) The Company assumed market based options will be voluntarily exercised at the midpoint between vesting and the contractual term.

Cancellations
On October 10, 2014, Magellan entered into an Options and Stock Purchase Agreement (the "Agreement") with William H. Hastings, a former executive officer and director of the Company and a beneficial owner of more than five percent of the Company’s Common Stock as of October 10, 2014. The Agreement provided for the repurchase by the Company from Mr. Hastings of 250,000 shares of the Company’s Common Stock and options to acquire 1,512,500 shares of the Company’s Common Stock. The gross proceeds that were paid to Mr. Hastings on October 17, 2014, pursuant to the Agreement totaled $1.4 million (the "Proceeds") and were subject to applicable tax withholdings. Of the Proceeds, $983 thousand related to the repurchase of the options, which amount was subject to applicable withholding tax withheld from and remitted on behalf of the former executive in the amount of $318 thousand, as well as tax remitted on behalf of the Company in the amount of $14 thousand. The Company canceled the 1,512,500 repurchased options and, pursuant to the terms of the 2012 Stock Incentive Plan, added the unissued shares underlying these unexercised options to the shares available for issuance under the 2012 Stock Incentive Plan.
Of the Proceeds, the remaining $462 thousand related to the repurchase of the shares of Common Stock. See Note 11 for further detail.

Stock Compensation Expense
The Company recorded $427 thousand of related stock compensation expense for the six months ended December 31, 2014, and $1.1 million of related stock compensation expense for the six months ended December 31, 2013. Stock compensation expense is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The $427 thousand of stock compensation expense for the six months ended December 31, 2014 consisted of expense amortization related to prior period awards of $356 thousand, expense amortization related to current period option grants of $274 thousand, and stock awards and forfeitures as described below. As of December 31, 2014, and 2013, the unrecorded expected future compensation expense related to stock option awards was $1.8 million and $1.9 million, respectively.

Stock Awards
In connection with certain executive promotions effective on October 31, 2014, the Board’s Compensation, Nominating and Governance Committee (the “CNG Committee”) established a new 2015 incentive compensation program that included grants of 100,000 shares of restricted stock in aggregate under the 2012 Stock Incentive Plan to the Company's three senior executives and 50,000 shares of restricted stock to the Chairman of the Board. Total compensation expense from the issuance of restricted stock to executives for the six months ended December 31, 2014, was $22 thousand.

The Company's director compensation policy is designed to provide the Company's non-employee directors with a portion of their annual base Board service compensation in the form of equity. On July 1, 2014, the Company issued a total of 96,330 shares of its Common Stock to non-employee directors and one board-observer pursuant to this policy and the 2012 Stock Incentive Plan. Pursuant to the compensation policy, one director elected to apply his annual compensation to the exercise of a portion of his previously awarded and vested options in lieu of receiving a share award, resulting in the issuance of an additional 21,875 shares upon exercise. Total compensation expense from the issuance of non-employee director compensation for the six months ended December 31, 2014, was $249 thousand.

Forfeitures
During the six months ended December 31, 2014, 1,369,585 unvested stock options and 100,000 unvested shares of restricted stock that were previously granted were forfeited. The forfeiture of unvested options and unvested restricted stock resulted in the reversal of previously recorded compensation expense of $430 thousand and $44 thousand, respectively, which was recorded as an offset to general and administrative expense during the six months ended December 31, 2014 in the accompanying unaudited condensed consolidated statement of operations.

Note 10 - Preferred Stock
Series A Convertible Preferred Stock Financing
On May 10, 2013, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") with One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P. Pursuant to the terms of the Series A Purchase Agreement, on May 17, 2013 (the "Closing Date"), the Company issued to One Stone 19,239,734 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a purchase price of approximately $1.22 per share (the "Purchase Price"), for aggregate proceeds of approximately $23.5 million. Subject to certain conditions, each share of Series A Preferred Stock and any related unpaid accumulated dividends are convertible into one share of the Company's Common Stock, par value $0.01 per share, at an initial conversion price equal to the Purchase Price. Please refer to Note 10 in the Company's 2014 Form 10-K for further information regarding key terms and registration rights applicable to the Company's Series A Preferred Stock.
The Company has analyzed the embedded features of the Series A Preferred Stock and has determined that none of the embedded features is required under US GAAP to be bifurcated from the Series A Preferred Stock and accounted for separately as a derivative. The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at the time of issuance in the amount of $23.5 million. The Company will accrete the Series A Preferred Stock to the redemption value if events or circumstances indicate that redemption is probable. No accretion was recorded during the six months ended December 31, 2014, nor during the year ended June 30, 2014.
For the six months ended December 31, 2014, the Company recorded preferred stock dividends of $0.9 million related to the Series A Preferred Stock. The preferred stock dividend for the three months ended December 31, 2014, was paid in kind. Accordingly the value of this dividend of $0.4 million was recorded and added to the preferred stock balance on the Company's balance sheet at December 31, 2014. In addition, during the three months ended December 31, 2014, the Company paid the cash dividend accrued at the prior quarter end in the amount of $0.4 million.

The activity related to the Series A Preferred Stock for the six months ended December 31, 2014, and the fiscal year ended June 30, 2014, is as follows:

	SIX MONTHS ENDED		FISCAL YEAR ENDED
	December 31, 2014		June 30, 2014
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	20,089,436	$24,539	19,239,734	$23,502
PIK dividend shares issued for previously accrued dividend	—	—	164,607	202
Current year PIK dividend shares issued	351,565	430	685,095	835
Balance at end of period	20,441,001	$24,969	20,089,436	$24,539

Note 11 - Stockholders' Equity
Treasury Stock
On July 1, 2014, upon the vesting of 150,000 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 47,920 shares to settle withholding taxes. Following their withholding, these shares were immediately canceled.
On October 10, 2014, Magellan repurchased 250,000 shares from William H. Hastings, a former Company executive, pursuant to an Options and Stock Purchase Agreement. See below for further details.
All repurchased shares of Common Stock currently being held in treasury are being held at cost, including any direct costs of repurchase. The following table summarizes the Company's treasury stock activity as follows:

	SIX MONTHS ENDED		FISCAL YEAR ENDED
	December 31, 2014		June 30, 2014
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	9,425,114	$9,344	9,414,176	$9,333
Shares repurchased from former executive	250,000	462	—	—
Net shares repurchased for employee tax and option exercise price obligations related to the vesting of restricted stock and the exercise of employee stock options	47,920	104	10,938	11
Cancellation of shares repurchased	(47,920)	(104)	—	—
Balance at end of period	9,675,114	$9,806	9,425,114	$9,344

Note 12 - Loss Per Common Share
The following table summarizes the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Loss from continuing operations	$(2,885)	$(2,610)	$(5,513)	$(6,292)
Preferred stock dividend	(430)	(421)	(859)	(835)
Net loss from continuing operations, including preferred stock dividends	(3,315)	(3,031)	(6,372)	(7,127)
Net loss from discontinued operations	—	(1,502)	—	(2,656)
Net loss attributable to non-controlling interest in subsidiary	170	—	170	—
Net loss attributable to common stockholders	$(3,145)	$(4,533)	$(6,202)	$(9,783)

Basic weighted average shares outstanding	45,677,540	45,348,709	45,666,211	45,348,774
Add: dilutive effects of in-the-money stock options and non-vested restricted stock grants	—	—	—	—
Diluted weighted average common shares outstanding	45,677,540	45,348,709	45,666,211	45,348,774

Basic loss per common share:
Net loss from continuing operations attributable to Magellan Petroleum Corporation, including preferred stock dividends	$(0.07)	$(0.07)	$(0.14)	$(0.16)
Net loss from discontinued operations	$0.00	$(0.03)	$0.00	$(0.06)
Net loss attributable to common stockholders	$(0.07)	$(0.10)	$(0.14)	$(0.22)

Diluted loss per common share:
Net loss from continuing operations attributable to Magellan Petroleum Corporation, including preferred stock dividends	$(0.07)	$(0.07)	$(0.14)	$(0.16)
Net loss from discontinued operations	$0.00	$(0.03)	$0.00	$(0.06)
Net loss attributable to common stockholders	$(0.07)	$(0.10)	$(0.14)	$(0.22)
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013
In-the-money stock options	80,000	157,500	80,000	157,500
Non-vested restricted stock	350,000	450,000	350,000	450,000
Convertible preferred stock	20,441,001	20,089,436	20,441,001	20,089,436
Total	20,871,001	20,696,936	20,871,001	20,696,936

Note 13 - Segment Information
The Company conducts its operations through three wholly owned subsidiaries: NP, which operates in the US; MPUK, which includes our operations in the UK; and MPA, which includes our operations in Australia. Oversight for these subsidiaries is provided by Corporate, which is treated as a cost center.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Revenue from oil production:
NP	$1,265	$1,633	$2,855	$3,767

Net (loss) income from continuing operations:
NP	$(657)	$(14)	$(544)	$(576)
MPUK	(149)	(514)	(581)	(1,146)
MPA	(122)	—	(757)	—
Corporate	(1,957)	(2,267)	(3,631)	(4,751)
Inter-segment elimination	—	185	—	181
Consolidated net loss from continuing operations	$(2,885)	$(2,610)	$(5,513)	$(6,292)

			December 31, 2014	June 30, 2014
			(In thousands)
Total assets:
NP			$31,152	$27,299
MPUK			3,835	4,486
MPA			4,098	14,073
Corporate			106,562	111,113
Inter-segment elimination (1)			(77,198)	(75,536)
Total assets of continuing operations			$68,449	$81,435
(1) Asset inter-segment eliminations are primarily derived from investments in subsidiaries.

Note 14 - Oil and Gas Activities
The following table presents the capitalized costs under the successful efforts method for oil and gas properties as of:

	December 31, 2014	June 30, 2014
	(In thousands)
Proved oil and gas properties:
United States	$29,700	$29,335
Less accumulated depletion, depreciation, and amortization	(3,898)	(3,575)
Total net proved oil and gas properties	$25,802	$25,760

Unproved oil and gas properties:
United Kingdom	$258	$282
United States	469	268
Australia	—	—
Total unproved oil and gas properties	$727	$550

Wells in Progress:
United Kingdom	$1,763	$1,610
United States (1)	24,406	19,686
Total wells in progress	$26,169	$21,296
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
Sopak Collateral Agreement. On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase: (i) 9,264,637 shares of the Company's Common Stock and (ii) a warrant granting Sopak the right to purchase from the Company an additional 4,347,826 shares of Common Stock. The Collateral Agreement was subsequently amended on January 15, 2013, and completed on January 16, 2013. The Company has estimated that there is the potential for a statutory liability of approximately $1.6 million related to US Federal tax withholdings and related penalties and interest related to the Collateral Agreement. As a result, we have recorded a total liability of $1.6 million as of December 31, 2014, and June 30, 2014, under accrued and other liabilities in the unaudited condensed consolidated balance sheets included in this report. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable of $1.6 million as of December 31, 2014, and June 30, 2014, under prepaid and other assets in the unaudited condensed consolidated balance sheets.
Broadford Bridge-1 Well. During the three months ended December 31, 2014, the Company received a cash call from Celtique for the advancement of estimated expenses in the amount of $2.0 million in connection with a previously issued authorization for expenditure ("AFE") related to the Broadford Bridge-1 well. The Company is evaluating its alternatives under the applicable joint operating agreement, and may fund its share of appropriate expenses from its existing cash balances, but is also considering satisfying its obligations with respect to the AFE through other means, including a potential partial or full farmout transaction related to this well.
Poplar CO2-EOR Pilot Bonus. MI3 Petroleum Engineering ("MI3") is a Golden, Colorado, based petroleum engineering firm that advises the Company with respect to its CO2-EOR activities, including the Company's CO2-EOR pilot at Poplar. Pursuant to the terms of a master services contract with MI3, in addition to contracted rates for services performed, certain contingent bonuses may become payable to MI3. The first of these will become payable upon a decision to pursue a full-field CO2-EOR development at Poplar and is estimated at $255 thousand as of December 31, 2014. The remainder of the bonuses are based on triggers related to project funding and full-field production rates.
Note 16 - Related Party Transactions

Central Petroleum Limited ("Central"). J. Thomas Wilson, President and Chief Executive Officer of the Company, also serves as a director of Central, in which the Company has an approximately 11% ownership interest. During the three months ended December 31, 2014, the Company paid $33 thousand to Central for funds received on Central's behalf from a third party licensee in the same amount.
Davis Graham & Stubbs LLP. Milam Randolph Pharo, a Director of the Company until December 11, 2014, is currently of counsel at Davis Graham & Stubbs LLP (“DGS”), a Denver-based law firm with over 140 attorneys, of which over 65 are partners. Mr. Pharo has held that position since April 2013. Mr. Pharo has a compensation arrangement with DGS such that Mr. Pharo has an interest in the amount of fees paid by the Company to DGS for certain legal services performed by DGS for the Company. During the six months ended December 31, 2014, and 2013, the Company recorded $140 thousand and $35 thousand, respectively, of legal fees related to DGS, with respect to which amounts Mr. Pharo had a compensation interest of $0 and less than $2,500, respectively.

Devizes International Consulting Limited. A director of Celtique, with which the Company co-owns equally several licenses in the UK, is also the sole owner of Devizes International Consulting Limited ("Devizes"). Devizes performs consulting related services to MPUK. The Company recorded $125 thousand and $63 thousand of consulting fees related to Devizes during the six months ended December 31, 2014, and 2013, respectively.

Key Energy Services, Inc. ("KES"). J. Robinson West, the Chairman of the Board of Directors of the Company, also served as a non-employee director on the board of directors for KES until May 2014. KES performed contract drilling rig services for the Company in Poplar during the first and second quarters of fiscal year 2014. The total contract fees payable to KES from activities during the six months ended December 31, 2013, was $2.2 million. During the six months ended December 31, 2014, KES performed no services for the Company, and J. Robinson West was no longer a director of KES.

Mervyn Cowie. Mervyn Cowie, a former employee of the Company's MPA subsidiary, currently serves both as a director of MPA and its subsidiaries and as a consultant to MPA. Since December 1, 2014, the recurring monthly fee payable to Mr. Cowie for his consulting services amounts to AUD $5,400.
MI3 Petroleum Engineering. In association with its purchase of an option to acquire Farnham Dome, the Company established a majority owned subsidiary called Utah CO2 LLC ("Utah CO2"), a Delaware limited liability company. Utah CO2 has two non-controlling interest owners, one of which is MI4 Oil and Gas LLC ("MI4"). MI4 is a Colorado limited liability company majority owned by Carlos Pereira, who is also the majority owner of MI3. MI3 performs ongoing consulting work for both Utah CO2 and other Magellan entities. During the six months ended December 31, 2014, the Company recorded $0.3 million of fees payable to MI3 with respect to work performed for Utah CO2.

Note 17 - Employee Severance Costs
On August 31, 2014, the Company provided a notice of termination to the only remaining employee of its MPA subsidiary. As a result, during the six months ended December 31, 2014, the Company expensed and paid total employee-related severance costs of $475 thousand.

Note 18 - Subsequent Events
Stock option issuance. On January 12, 2015, the Company issued a total of 135,000 stock options to two employees with time-based vesting criteria and an exercise price of $0.86 per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our 2014 Form 10-K, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2014 Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the 2014 Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our discussion and analysis includes forward looking statements that involve risks and uncertainties and should be read in conjunction with the Risk Factors under Item 1A of Part II of this report and under Item 1A of the 2014 Form 10-K, along with the cautionary discussion about forward looking statements at the end of this section, for information about the risks and uncertainties that could cause our actual results to be materially different than the results expressed or implied in our forward looking statements.

OVERVIEW OF THE COMPANY
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we") is an independent oil and gas exploration and production company focused on the development of CO2-enhanced oil recovery ("CO2-EOR") projects in the Rocky Mountain region. Historically active internationally, Magellan also owns significant exploration acreage in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia, which the Company currently plans to farmout.
The Company conducts its operations through three wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Nautilus Poplar LLC ("NP") in the US, Magellan Petroleum (UK) Limited ("MPUK"), and Magellan Petroleum Australia Pty Ltd ("MPA").
Our strategy is to enhance shareholder value by maximizing the value of our CO2-EOR business and our international projects.  We are committed to efficiently investing financial, technical, and management capital in our projects in order to achieve the greatest risk-adjusted value and returns for our shareholders.
We were founded in 1957 and incorporated in Delaware in 1967.  The Company's common stock has been trading on the NASDAQ since 1972 under the ticker symbol "MPET".
Our principal executive offices are located at 1775 Sherman Street, Suite 1950, Denver, Colorado 80203, and our phone number is (720) 484-2400.

SUMMARY RESULTS OF OPERATIONS
Commodity prices. During the three months ended December 31, 2014, the Company's results were impacted by a steep decline in global oil prices. While commodity futures markets suggest that the price of oil will increase gradually, there is no certainty that such an increase will occur. Nonetheless, the Company currently plans to continue with its pilot project at Poplar in the short term. If successful, the pilot will lead to a full-field CO2-enhanced oil recovery ("CO2-EOR") development that would require approximately two to three years to implement before yielding material production and cash flows. Furthermore, CO2-EOR projects tend to yield very stable production over multi-decade time frames. As such, depressed oil prices in the short-term should not significantly impact the perceived net present value of a full field project at Poplar to the extent that oil prices are expected to return to normalized levels in the medium to long-term. In addition, the Company believes that its current efforts to farmout its offshore block, NT/P82, in the Bonaparte Basin, which efforts are expected to return cash proceeds to the Company in the short-term, are not impacted by the current decline in oil prices, as NT/P82 holds natural gas prospects, and the gas market in Northern Territory, Australia, is currently robust and expected to improve further.
Revenues. Revenues for the three months ended December 31, 2014, totaled $1.3 million, compared to $1.6 million for the prior year period, a decrease of 23%. The $0.4 million decrease in revenue was primarily due to decreased realized pricing per barrel due to the decline in WTI, the relevant oil price benchmark.
Net Loss and Loss per Share. Net loss attributable to common stockholders for the three months ended December 31, 2014, totaled $3.1 million ($(0.07)/basic share), compared to a net loss of $4.5 million ($(0.10)/basic share) for the prior year period. The decrease in the amount of net loss was primarily the result of a loss from discontinued operations related to the sale of our Amadeus Basin assets in the prior year period, partially offset by an increase in operating loss in the current year period.

Adjusted EBITDAX. Adjusted EBITDAX (see Non-GAAP Financial Measures and Reconciliation below) for the three months ended December 31, 2014, totaled negative $1.8 million, compared to negative $1.1 million in the prior year period. The decrease in Adjusted EBITDAX resulted primarily from a decrease in revenues and an increase in lease operating expense.
Cash. As of December 31, 2014, Magellan had $7.4 million in cash and cash equivalents, compared to $16.4 million at June 30, 2014. The decrease of $(9.0) million was the result of net cash used in operating activities of $(4.2) million, net cash used in investing activities of $(5.7) million, net cash provided by financing activities of $1.4 million, and net change in cash from the effect of exchange rate changes of $(0.5) million. The net cash used in investing activities primarily related to expenditures on the CO2-EOR pilot at Poplar.

CORPORATE EVENTS
Utah CO2 Option
On December 1, 2014, Magellan, through an affiliated entity, acquired an option to acquire a large CO2 reservoir called Farnham Dome located in Carbon County, Utah.  Pursuant to the agreement, the seller, Savoy Energy, LLC, has granted Magellan the right to either purchase the field outright or purchase uncontracted CO2 at a fixed price.  The option will expire on March 31, 2015, unless exercised or extended.
Over the last 18 months the Company has developed considerable expertise in utilizing CO2 to enhance recovery from older fields with large volumes of original oil in place. On the basis of this expertise, the Company has made a strategic decision to focus on EOR opportunities in North America. Pursuant to that decision, Magellan is seeking to identify both attractive candidates for CO2-EOR projects and a reliable, low-cost supply of CO2. If completed, the acquisition of Farnham Dome CO2 would address the latter while the Company actively evaluates opportunities to utilize such CO2 to substantially increase its reserves at attractive costs.  The Company believes that the experience we are gaining at Poplar Dome can be applied to other fields in the vicinity of Farnham Dome.

ATM Facility and Shelf Registration
On December 24, 2014, the Company implemented an "at-the-market" ("ATM") facility under which the Company can raise up to $10 million through the issuance of new shares of common stock into the market. The ATM facility is registered under the Company's "shelf" registration statement (the "Shelf") on Form S-3, which was filed with the U.S. Securities and Exchange Commission on November 17, 2014, and which went effective on December 3, 2014. The Shelf registers the issuance of up to $100 million in equity securities of the Company.

The Company may use the ATM facility and the Shelf on an as-needed basis for general corporate purposes, which may include the payment of dividends on its Series A Preferred Stock or the funding of the development of the Company's CO2-EOR business at Poplar or in Utah. The Company has no immediate plans to issue shares pursuant to the ATM facility or the Shelf, which are intended to provide financial flexibility going forward. As of the filing date of this report, no securities have been issued under either the Shelf or the ATM facility.

This report shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction. The ATM offering may be made only by means of a prospectus supplement and the related prospectus.

Repurchase of Common Stock and Options
On October 10, 2014, Magellan entered into an Options and Stock Purchase Agreement (the "Hastings Agreement") with William H. Hastings, a former executive officer and director of the Company and a beneficial owner of more than five percent of the Company’s common stock as of October 10, 2014. The Hastings Agreement provided for the repurchase by the Company from Mr. Hastings of 250,000 shares of the Company’s common stock and fully vested and exercisable options to acquire 1,512,500 shares of the Company’s common stock. The gross proceeds that were paid to Mr. Hastings on October 17, 2014, pursuant to the Hastings Agreement were based on the then current share price and totaled $1,445,625 and were subject to applicable tax withholdings. The options repurchased represent 56% of the total of 2,712,500 options previously granted to Mr. Hastings in December 2008 as part of his compensation as an executive officer of the Company (the “Options”). Following the repurchase, Mr. Hastings still owns 1,200,000 fully vested Options, which have an exercise price of $1.20 and an expiration date of December 31, 2015. Management believes that the Hastings Agreement allowed the Company to remove a substantial overhang on the Company's stock created by the potentially dilutive impact of Mr. Hastings's stock options.

NASDAQ Listing Requirements

On January 27, 2015, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") indicating that, based upon the closing bid price of the Company's common stock for the previous 30 consecutive business days, the Common Stock did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). The letter also indicates that the Company will be provided with a compliance period of 180 calendar days, or until July 27, 2015, in which to regain compliance, pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A). The letter further indicates that if, at any time during the 180-day compliance period, the closing bid price of the Common Stock is at least $1.00 for a minimum of ten consecutive business days, NASDAQ will provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement. The Company intends to continue to monitor the bid price levels for the Common Stock, and will consider appropriate alternatives to achieve compliance within the 180-day compliance period.

HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended December 31, 2014, the Company progressed a number of initiatives for its operational assets to evaluate and determine the potential of its exploration and production properties.

Poplar (Montana, USA)
CO2-EOR pilot project. During the three months ended December 31, 2014, the Company continued to conduct the CO2-EOR pilot at Poplar with the objective of obtaining meaningful preliminary results by June 30, 2015.
As of the end of January, the Company has been continuously injecting CO2 into the B-2 zone of the Charles formation through the pilot's injector well for approximately 150 days. During that time, downhole injection pressure has remained stable at above minimum miscibility pressure. Pressure data also confirms that injected CO2 has predominantly gone into the target formation matrix with little or no losses of CO2 to fracture systems or thief zones.
In early January, two of the four pilot producer wells - after several months of producing only water - began to exhibit oil production with improving oil cuts. In mid-January, small volumes of natural gas and injected CO2 were also produced from the wells. These two wells have now been temporarily shut-in in an effort to encourage the flow of oil and CO2 to the pilot's other two producer wells.
Management believes that the results to date are encouraging, as they confirm that we have been able to control the injection of CO2 into the matrix at the desired pressure and in the desired direction without interruption or loss due to fractures or thief zones. In the coming months, Magellan anticipates that the CO2 will efficiently "sweep" the oil in place to the producer well bores, causing production to increase, and demonstrate the economic potential of CO2-EOR at Poplar. If successful, efforts in the B-2 interval may be followed rapidly by a pilot in the B-1 zone with other potential pay targeted for the future.
All data gathered by the Company from the pilot is being continuously integrated into the Company's 3-D reservoir model to enhance its interpretation of the reservoir and its understanding of the efficacy of CO2-EOR at Poplar. With these results, and with additional data from the pilot to be received over the remainder of the fiscal year, the Company anticipates that it will be able to quantify with greater certainty the incremental volume of oil that could be recoverable from Poplar through the use of CO2-EOR techniques and the corresponding increase in the quantity of any reserves the Company can record with respect to CO2-EOR.
Shallow Intervals. During the three months ended December 31, 2014, Magellan sold 21 Mboe (228 boepd) of oil attributable to its net revenue interests in Poplar. This production came primarily from primary production from the Charles formation.
Deep Intervals. During the three months ended December 31, 2014, there was no production from the Deep Intervals at Poplar. Results from a water shut-off treatment on the EPU 120 well in the Nisku formation carried out during the prior quarter were inconclusive, and the well was temporarily shut-in during the quarter ended December 31, 2014, pending further planning.

United Kingdom
Central Weald Licenses. In the central Weald Basin, Magellan co-owns equally with Celtique Energie Holdings Ltd ("Celtique") three licenses, PEDLs 231, 234, and 243, representing 124 thousand net acres, that may be prospective for oil and gas development from the Kimmeridge Clay, Liassic, and other formations. These licenses are subject to drill-or-drop obligations and will expire in June 2016 unless such obligations are met. Magellan is reviewing its alternatives with respect to the funding of its share of the exploration costs for the central Weald licenses, which could include bringing another partner into these licenses on a farmout or similar arrangement.
Peripheral Weald Licenses. On the periphery of the Weald Basin, Magellan maintains non-operated interests in four exploration licenses (PEDLs 126, 137, and 246, and P1916), representing 16,055 net acres, that may be prospective for conventional oil and gas targets.

In December 2014, with respect to PEDLs 137 and 246, which cover the Horse Hill structure, Magellan announced that its partners in the Horse Hill-1 well ("HH-1") have reported a conventional discovery in the Upper Portland sandstone. In addition, HH-1 confirmed that the Upper Jurassic section is thermally mature (i.e., in the oil window) and contains two thick limestone intervals that may act as conventional reservoirs for a significant oil play in the Weald Basin. This confirmation suggests that the Upper Jurassic throughout the greater Weald Basin is also thermally mature and therefore serves as an important data point in evaluating the potential of the Company's Central Weald licenses.
HH-1 will be put on a production test from the Portland Sandstone section in calendar year 2015 pending regulatory approvals. Pursuant to a farmout agreement executed in December 2013, Magellan owns a 35% working interest in the HH-1 well and is being carried for its share of well costs through testing and completion.
With respect to PEDL 126, which contains the Markwells Wood-1 well, during the three months ended December 31, 2014, the Company and its partners were evaluating the sale or farmout of the license to a third party on the basis of the relatively small conventional reservoir contained therein and the potential value of the wellbore to a third party. If the Company and its partners are unable to sell or farmout PEDL 126, the Company may face a plugging and abandonment liability of approximately $362 thousand net to its interest, which liability is reflected on the Company's balance sheet as of December 31, 2014.
With respect to P1916, there was no activity during the three months ended December 31, 2014, and no further activity is planned during fiscal year 2015.

Australia
NT/P82. During the three months ended December 31, 2014, the Company continued its farmout process, begun in the fourth quarter of fiscal year 2014, to identify a farmout partner experienced in offshore drilling. In completing a farmout, the Company expects to relinquish a portion of its working interest in, and operatorship of, NT/P82, in exchange for a commitment from the partner to fund an exploration program by May 2016 over the large gas prospects identified in the block. Given the high level of offshore drilling activity in the Bonaparte Basin, the network of installed gas infrastructure in the relative vicinity of our block, and the relatively shallow depths of water in the license, the Company believes it is well positioned to successfully execute a farmout agreement during fiscal year 2015.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our activities from cash from operations, asset sales, farmout agreements, an issuance of preferred equity, and our existing cash balance. Based on (i) our existing cash position; (ii) the flexibility in the implementation and timing of various operational projects; (iii) the ability to implement and/or raise additional funds from farmout transactions and/or partial or complete sales of certain of our international assets; and (iv) the potential to raise funds from debt and equity financings, including equity financings under our ATM facility and Shelf; the Company believes it has sufficient financial resources to fund its ongoing operations and its exploration projects, including the remainder of the CO2-EOR pilot project. In particular, the Company anticipates that it will receive proceeds from a farmout of NT/P82 before the end of fiscal year 2015, which proceeds can be used to fund the Company's ongoing operational expenditures.

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
In the Shallow Intervals, which are 100% owned and operated by the Company, discretionary capital expenditure plans over the next two years will be determined primarily by the results of the CO2-EOR pilot project, which is expected to continue through December 2015. Ongoing expenditures related to the pilot project are anticipated to relate primarily to the purchases of CO2, which averaged approximately $160 thousand per month during the three months ended December 31, 2014. Total remaining costs for the pilot project will ultimately depend on how long and how much CO2 is required to be injected in order to obtain a full suite of results and whether the pilot in the B-2 zone of the Charles formation currently ongoing will be followed by a pilot in the B-1 or other zone.
In addition, in the Shallow Intervals the Company may incur capital expenditures related to recompletions on existing wells and drilling of certain newly identified PUD locations. During the quarter ended December 31, 2014, the Company deferred its plans to drill wells associated with proved undeveloped reserves incorporated in its reserves report as of June 30, 2014.
In the Deep Intervals, which are operated by the Company and in which the Company has a working interest of 50% in the majority of the leases, the Company does not intend to incur material capital expenditures in fiscal year 2015.

In the UK, the Company's interests are governed by various PEDLs and one Seaward Production License. PEDLs 231, 234, and 243, which the Company co-owns equally with Celtique, are subject to "drill-or-drop" obligations with a deadline of June 2016. The Company is currently focused on securing potential drilling locations, applying for drilling permits, preparing to drill the Broadford Bridge-1 well, and evaluating the potential of its unconventional prospects in these licenses. The Company is currently considering its options to fund its share of the drilling cost of the Broadford Bridge-1 well, which options include a potential partial or full farmout transaction. This well will meet the drill-or-drop obligations for both PEDLs 234 and 243. The Company has no plans to incur significant expenditures related to its other UK licenses in the near future.
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
Series A Preferred Dividend. The Company may elect at its discretion to pay the quarterly dividends on the Series A Preferred Stock either in cash or in kind. For the three months ended December 31, 2014, the Company paid the dividend in kind. In the future, the Company intends to pay the dividend in cash if the Company's common stock share price materially exceeds the Series A Preferred Stock Conversion Price of approximately $1.22 (the "Conversion Price"). In such cases, the Company may decide to issue shares of common stock to finance the cash dividend in order to realize a positive arbitrage between the common stock share price and the Conversion Price. The total expected cost of paying dividends on the Series A Preferred Stock through the end of the current fiscal year, if they were to be paid in cash, is $874 thousand.
Contractual Obligations. Please refer to the contractual obligations table in Part II, Item 7 of our 2014 Form 10-K for information on all material contractual obligations as of June 30, 2014. During the three months ended December 31, 2014, Celtique issued a cash call to the Company in the amount of $2.0 million in connection with a previously issued authorization for expenditure related to the Broadford Bridge-1 well. See Note 15 - Commitments and Contingencies to the condensed consolidated financial statements included in this report.

Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $7.4 million of cash and cash equivalents as of December 31, 2014, compared to $16.4 million as of June 30, 2014. As of December 31, 2014, $3.4 million and $1.0 million of the Company's consolidated cash and cash equivalents were deposited in accounts held by MPUK and MPA, respectively, all of which was held in bank accounts and time deposit accounts having terms of 90 days or less.
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

Existing Credit Facilities. A summary of the Company's existing credit facilities is as follows:

	December 31, 2014	June 30, 2014
	(In thousands)
Outstanding borrowings:
Line of credit	$3,501	$—
Total	$3,501	$—

The Company, through its wholly owned subsidiary NP, maintains a line of credit note (the "LCN") with West Texas State Bank. As of December 31, 2014, $3.5 million of the total available $8.0 million LCN was drawn and $4.5 million remained available to borrow. The Company currently plans to repay the outstanding balance with planned proceeds from the farmout of NT/P82 or with proceeds from other sources of liquidity. The LCN will mature on September 30, 2015 and is subject to quarterly floating interest payments based on the Prime Rate (currently approximately 3.25%) and a floor rate of 3.25%. The LCN is secured by substantially all of NP's assets including a first lien on NP's oil and gas leases from the surface to the top of the Bakken, but excluding any rights to assets within or below the Bakken. Magellan Petroleum Corporation ("MPC"), the parent entity of NP, provided a guarantee of the LCN secured by a pledge of its membership interest in NP. MPC and NP are subject to certain customary restrictive covenants under the terms of the LCN. As of December 31, 2014, the Company was in compliance with all such covenants. As of February 4, 2015, the outstanding balance on the LCN totaled $3.5 million.

The Company also maintains a $25 thousand letter of credit with Jonah Bank of Wyoming in favor of the Bureau of Land Management, which is collateralized by a cash deposit in an equal amount with the bank.

Sales of Registered Equity Facilities. On December 24, 2014, the Company implemented an "at-the-market" (ATM) facility under which the Company can raise up to $10 million through the issuance of new shares into the market. The ATM facility is registered under the Company's "shelf" registration on Form S-3, which was filed with the U.S. Securities Exchange Commission on November 17, 2014, and which went effective on December 3, 2014. The Shelf registers the issuance of up to $100 million in equity securities of the Company and is effective through December 2017.

The Company may use the ATM facility and the Shelf on an as-needed basis for general corporate purposes, which may include the payment of dividends on its Series A Preferred Stock or the funding of the development of the Company's CO2-EOR business at Poplar or in Utah. The Company has no immediate plans to issue shares pursuant to the ATM facility or the Shelf, which are intended to provide financial flexibility going forward. As of the date hereof, no securities have been issued under either the Shelf or the ATM facility.
Central Shares. The Company currently intends to continue holding its position in Central's stock. The Company believes that Central is executing its operational projects in line with its stated plans at the time of the issuance of this stock to Magellan and that these projects have upside value potential material to the valuation of Central based on its current share price. Given the strong gas market fundamentals in Australia and Central's operational focus on gas producing assets, the Company believes that Central has significant assets that are materially insulated from the recent decline in global oil prices.
The Company is not constrained in its ability to sell its shares in Central by contractual arrangements with Central. In the future, Magellan may decide to dispose of part or all of its position in Central's stock to fund some of the Company's activities. Based on the Central closing price on February 4, 2015, these shares of stock represent a total value of AUD $5.5 million, or an AUD $9.5 million decrease over the issuance value.
Other Sources of Financing. In addition to its existing liquid capital resources, the Company has various alternatives to fund the development of its assets. These alternatives could potentially include a reserve-based loan facility, a project finance loan facility, mezzanine financing from a bank and the alternative investment markets, equity issuances via a PIPE or secondary offering, and a partial or complete divestiture or farmout of a portion of the development program of some of the Company's assets.

Cash Flows
The following table presents the Company's cash flow information for the six months ended:

	December 31,
	2014	2013
	(In thousands)
Cash (used in) provided by:
Operating activities	$(4,192)	$(6,786)
Investing activities	(5,658)	(13,306)
Financing activities	1,353	(216)
Discontinued operations	—	26
Effect of exchange rate changes on cash and cash equivalents	(520)	(28)
Net decrease in cash and cash equivalents	$(9,017)	$(20,310)
Cash used in operating activities during the six months ended December 31, 2014, was $4.2 million, compared to cash used in operating activities of $6.8 million for the same period in 2013. The decrease in cash used in operating activities was primarily due to the inclusion of loss from discontinued operations in the prior year period.
Cash used in investing activities during the six months ended December 31, 2014, was $5.7 million, compared to $13.3 million for the same period in 2013. Capital expenditures in both periods primarily related to the CO2-EOR pilot at Poplar.
Cash provided by financing activities during the six months ended December 31, 2014, was $1.4 million and resulted primarily from net drawdowns on the LCN partially offset by repurchases of stock and options and the payment of the June and September 2014 preferred stock dividends.

Cash used in discontinued operations in the prior year period is related to the activities of Palm Valley and Dingo, and no continuing impact on cash flows is expected from discontinued operations.
During the six months ended December 31, 2014, the effect of changes in foreign currency exchange rates negatively impacted the translation of our foreign denominated cash and cash equivalent balances into USD and resulted in a decrease of $0.5 million in cash and cash equivalents, compared to a decrease of $28 thousand for the same period in 2013.

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
The following table presents results of operations for the three months ended:

	December 31,
	2014	2013	Difference	Percent change
Poplar:
Oil revenue (In thousands)	$1,265	$1,633	$(368)	(23)%
Oil sales volume (Mbbls)	21	21	—	—%
Oil sales volume (bopd)	228	228	—	—%
Average realized oil price ($/bbl)	$60.24	$77.76	$(17.52)	(23)%
Oil Revenue
Revenues for the three months ended December 31, 2014, totaled $1.3 million, compared to $1.6 million in the prior year period, a decrease of 23%. The $368 thousand decrease in revenue over the prior year was primarily due to a decrease in WTI, the relevant oil price benchmark, partially offset by an improvement in the differential relative to WTI realized at Poplar.

Oil Sales Volume
Sales volume for the three months ended December 31, 2014, totaled 21 Mboe (228 boepd), and remained approximately constant with the prior year period.

Average Realized Oil Price
The average realized price for the three months ended December 31, 2014, was $60.24/boe, compared to $77.76/boe the same period in the prior year, a decrease of 23%. The decrease was primarily due to a decrease in WTI, the relevant oil price benchmark, partially offset by an improvement in the differential relative to WTI realized at Poplar. The Company currently does not engage in any oil and gas hedging activities.

Operating and Other Expenses
The following table presents operating expenses for the three months ended:

	December 31,
	2014	2013	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$1,270	$1,001	$269	27%
Depletion, depreciation, amortization, and accretion	$260	$469	$(209)	(45)%
Exploration	$486	$547	$(61)	(11)%
General and administrative	$2,137	$2,176	$(39)	(2)%

Selected operating expenses (USD/bbl):
Lease operating	$60	$48	$12	25%
Depletion, depreciation, amortization, and accretion	$12	$22	$(10)	(45)%
Exploration	$23	$26	$(3)	(12)%

Lease Operating Expenses. Lease operating expenses increased $0.3 million to $1.3 million, or $60/bbl, during the three months ended December 31, 2014. The increase is primarily attributable to depressed lease operating expense in the prior year period resulting from a large workover accrual reversal not fully offset by actual workover expenditure in that period.
Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the three months ended:

	December 31,
	2014	2013	Difference	Percent change
	(In thousands)
Depreciation and amortization	$50	$31	$19	61%
Depletion	165	398	(233)	(59)%
ARO accretion	45	40	5	13%
Total	$260	$469	$(209)	(45)%
Depletion, depreciation, amortization, and accretion expenses decreased $209 thousand to $260 thousand, or $12/bbl, during the three months ended December 31, 2014, compared to the prior year period. The change in depletion was primarily due a decrease in the depletion rate as a result of a revision in reserves estimates for certain formations.
Exploration Expenses. Exploration expenses decreased by $0.1 million to $0.5 million, or $23/bbl, during the three months ended December 31, 2014. The decrease was primarily the result of decreased UK expenditure in the current year period, partially offset by increased expenditures related to the evaluation of whether to exercise an an option to acquire CO2 at Farnham Dome.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	December 31,
	2014	2013	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation expense)	$1,753	$1,770	$(17)	(1)%
Stock compensation expense	384	406	(22)	(5)%
Total	$2,137	$2,176	$(39)	(2)%
General and administrative expenses and general and administrative expenses, excluding stock based compensation, during the three months ended December 31, 2014, remained approximately constant with the prior year period.

Net (Loss) from Discontinued Operations
Net (loss) from discontinued operations relates to the Amadeus Basin assets sold in March 2014 and includes loss from discontinued operations of $0 and $1.5 million for the three months ended December 31, 2014, and 2013, respectively.

COMPARISON OF RESULTS BETWEEN THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
The following table presents results of operations for the six months ended:

	December 31,
	2014	2013	Difference	Percent change
Poplar:
Oil revenue (In thousands)	$2,855	$3,767	$(912)	(24)%
Oil sales volume (Mbbls)	40	43	(3)	(7)%
Oil sales volume (bopd)	217	234	(17)	(7)%
Average realized oil price ($/bbl)	$71.38	$87.60	$(16.22)	(19)%

Oil Revenue
Revenues for the six months ended December 31, 2014, totaled $2.9 million, compared to $3.8 million for the same period in the prior year, a decrease of 24%. The decrease was primarily due to a decrease in WTI, the relevant oil price benchmark.

Oil Sales Volume
Sales volume for the six months ended December 31, 2014, totaled 40 Mbbls (217 bopd), compared to 43 Mbbls (234 bopd) sold in the prior year period, a decrease of 7%. The decrease in production was primarily attributable to the natural production decline of the field.

Average Realized Oil Price
The average realized price for the six months ended December 31, 2014, was $71.38/bbl compared to $87.60/bbl in the prior year period, a decrease of 19%. The decrease was primarily due to a decrease in WTI, the relevant oil price benchmark. The Company currently does not engage in any oil and gas hedging activities.

Operating and Other Expenses
The following table presents operating expenses for the six months ended:

	December 31,
	2014	2013	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$2,484	$3,317	$(833)	(25)%
Depletion, depreciation, amortization, and accretion	$515	$619	$(104)	(17)%
Exploration	$908	$1,171	$(263)	(22)%
General and administrative	$4,526	$4,823	$(297)	(6)%

Selected operating expenses (USD/bbl):
Lease operating	$62	$77	$(15)	(19)%
Depletion, depreciation, amortization, and accretion	$13	$14	$(1)	(7)%
Exploration	$23	$27	$(4)	(15)%
Lease Operating Expenses. Lease operating expenses decreased $0.8 million to $2.5 million, or $62/bbl, during the six months ended December 31, 2014, as compared to the prior year period. The decrease is primarily attributable to decreased workover expense and reduced production taxes due to decreased revenue in the current period, partially offset by an inventory write-down of $0.1 million in the current period.
Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the six months ended:

	December 31,
	2014	2013	Difference	Percent change
	(In thousands)
Depreciation and amortization	$102	$85	$17	20%
Depletion	323	453	(130)	(29)%
ARO accretion	90	81	9	11%
Total	$515	$619	$(104)	(17)%
Depletion, depreciation, amortization, and accretion expenses decreased $104 thousand to $515 thousand, or $13/bbl, during the six months ended December 31, 2014, as compared to the prior year period. The change in depletion was primarily due a decrease in the depletion rate as a result of a revision in reserves estimates for certain formations.
Exploration Expenses. Exploration expenses decreased by $0.3 million to $0.9 million, or $23/bbl, during the six months ended December 31, 2014, as compared to the prior year period. The $0.3 million decrease primarily resulted from decreased exploration in the current period related to the Company's UK operations, partially offset by increased expenditure related to the evaluation of whether to exercise an an option to acquire CO2 at Farnham Dome in Utah.
General and Administrative Expenses. The following table presents general and administrative expenses for the six months ended:

	December 31,
	2014	2013	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation expense)	$4,099	$3,757	$342	9%
Stock compensation expense	427	1,066	(639)	(60)%
Total	$4,526	$4,823	$(297)	(6)%
General and administrative expenses decreased $0.3 million to $4.5 million, during the six months ended December 31, 2014, relative to the prior year period. General and administrative expenses, excluding stock based compensation, increased by $0.3 million to $4.1 million. This increase is primarily due to employee severance costs of $0.5 million accrued and paid in the current year period, partially offset by cost savings in other categories. The decrease in non-cash stock based compensation expense is primarily the result of the forfeiture of restricted stock and stock options resulting from the resignations of an executive and employees during the current year period, which forfeitures resulted in an expense reversal of $474 thousand.
Net (Loss) from Discontinued Operations
Net loss from discontinued operations relates to the Amadeus Basin assets sold on March 31, 2014, and includes loss from discontinued operations of $0.0 million and $2.7 million for the six months ended December 31, 2014, and 2013, respectively.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Net loss	$(2,885)	$(4,112)	$(5,513)	$(8,948)
Depletion, depreciation, amortization, and accretion expense	260	469	515	619
Exploration expense	486	547	908	1,171
Stock based compensation expense	384	406	427	1,066
Net interest expense	17	5	17	23
Other (income) expense	(20)	45	(82)	106
Net loss attributable to discontinued operations	—	1,502	—	2,656
Adjusted EBITDAX	$(1,758)	$(1,138)	$(3,728)	$(3,307)
For clarification purposes, the table below provides an alternative method for calculating Adjusted EBITDAX, which can also be calculated as revenue less (i) lease operating expense and (ii) general and administrative expense; plus stock based compensation expense.
The following table provides the alternative method for calculating Adjusted EBITDAX for the periods ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
REVENUE FROM OIL PRODUCTION	$1,265	$1,633	$2,855	$3,767
Less:
Lease operating	(1,270)	(1,001)	(2,484)	(3,317)
General and administrative	(2,137)	(2,176)	(4,526)	(4,823)
Plus:
Stock based compensation expense	384	406	427	1,066
Adjusted EBITDAX	$(1,758)	$(1,138)	$(3,728)	$(3,307)

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements, such as securitization of receivables, with any unconsolidated entities or other parties.

EFFECTS OF COMMODITY PRICES
Material changes in oil and gas prices may impact (i) the Company's revenues; (ii) estimates of future reserves, depletion expense, impairment assessments of oil and gas properties and goodwill, and values of properties in purchase and sale transactions; (iii) decisions by the Company to proceed with further development of its key projects, including the development of proved undeveloped ("PUD") reserves and the Company's CO2-EOR project at Poplar; and (iv) the value of oil and gas companies and their ability to raise capital, borrow money, and retain personnel. While oil prices in the US have declined recently, the Company currently does not anticipate that such a decline would result in the Company's decision to not proceed with its key operational projects, in particular the pilot CO2-EOR project at Poplar and, if the pilot is successful, a full-field development of Poplar. The decline in oil prices has led the company to delay plans for a PUD development program in line with the Company's reserves as of June 30, 2014.
The pilot was originally conceived as an investment to prove the viability of a much larger full field development and was not expected to be economic in itself. If successful, the pilot will lead to a full-field CO2-EOR development that would require approximately two to three years to implement before yielding material production and cash flows. Furthermore, CO2-EOR projects tend to yield very stable production over multi-decade time frames. As such, depressed oil prices in the short-term should not significantly impact the perceived net present value of a full field project at Poplar to the extent that oil prices are expected to return to normalized levels in the medium to long-term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Information regarding critical accounting policies and estimates is contained in Item 7 of our 2014 Form 10-K. There have been no changes to the Company's critical accounting policies during the six months ended December 31, 2014.

FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward looking statements. The words "anticipate," "assume," "believe," "budget," "estimate," "expect," "forecast," "initial," "plan," "potential," "project," "should," "will," and similar expressions are intended to identify forward looking statements. These forward looking statements about the Company and its subsidiaries appear in a number of places in this report and may relate to statements about our businesses and prospects, planned capital expenditures, availability of liquidity and capital resources, increases or decreases in oil and gas production, the acquisition or disposition of oil and gas properties and related assets, the ability to enter into acceptable farmout arrangements, revenues, expenses, operating cash flows, borrowings, and other matters that involve a number of risks and uncertainties that may cause actual results to differ materially from results expressed or implied in the forward looking statements. These risks and uncertainties include the following: the uncertainties associated with our planned CO2-EOR program at Poplar, including uncertainties about the technical and economic viability of CO2-EOR techniques at Poplar, drilling results from the recently initiated pilot project, the results of CO2 injection, including the ability to sustain CO2 pressures at sufficient effective levels to sweep the oil across the formation to production wells, and our ability to acquire a long term CO2 supply for the program; the uncertain nature of oil and gas prices in the US, UK, and Australia, including uncertainties about the duration of the currently depressed oil commodity price environment and the related impact on our revenues, project developments, and ability to obtain financing; uncertainties regarding the ability to realize the expected benefits from the sale of the Amadeus Basin assets to Central, including through the future value of Central's stock and through uncertain estimates of annual savings in general and administrative expenses; uncertainties regarding our ability to successfully acquire CO2 at Farnham Dome in Utah and realize the expected benefits thereof; our ability to attract and retain key personnel; our limited amount of control over activities on our non-operated properties; our reliance on the skill and expertise of third party service providers; the ability of our vendors to meet their contractual obligations; the uncertain nature of the anticipated value and underlying prospects of our UK acreage position; government regulation and oversight of drilling and completion activity in the UK, including possible restrictions on hydraulic fracturing that could affect our ability to develop unconventional resource projects in the UK; uncertainties inherent in projecting future rates of production from drilling and CO2-EOR activities; the uncertainty of drilling and completion conditions and results; the availability of drilling, completion, and operating equipment and services; the results and interpretation of 2-D and 3-D seismic data related to our NT/P82 interest in offshore Australia and our ability to obtain an attractive farmout arrangement for NT/P82; uncertainties regarding our ability to maintain the NASDAQ listing of our common stock, and the related potential impact on our ability to obtain financing; and other matters discussed in the Risk Factors section of our 2014 Form 10-K and this report. For a more complete discussion of the risk factors that may apply to any forward looking statements, you are directed to the discussion presented in the Item 1A ("Risk Factors") sections of our 2014 Form 10-K and this Form 10-Q. Any forward looking statements in this report should be considered with these factors in mind. Any forward looking statements in this report speak as of the filing date of this report. The Company assumes no obligation to update any forward looking statements contained in this report, whether as a result of new information, future events, or otherwise, except as required by securities laws.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the form of foreign currency exchange rate risk, commodity price risk related to world prices for crude oil, and equity price risk related to investments in marketable securities. The exchange rates between the Australian dollar and the US dollar and the exchange rates between the British pound and US dollar have changed in recent periods, and may fluctuate substantially in the future. As a result of anticipated net proceeds related to the planned farmout of NT/P82 in Australia, any appreciation of the US dollar against the Australian dollar is likely to result in decreased net income. As a result of anticipated net expenditures for planned development in the UK, any material appreciation of the US dollar against the British pound could have a positive impact on our business, operating results, and financial condition.
For the three months ended December 31, 2014, oil sales represented 100% of total revenues. Based on the current three months' sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.1 million.
At December 31, 2014, the fair value of our investments in securities available for sale was $3.0 million, with $2.9 million of that amount attributable to the 39.5 million shares of Central received as part of the consideration for the sale of the Amadeus Basin assets. Central's stock is traded on the Australian Securities Exchange (the "ASX"), and we determined the fair value of our investment in Central using Central's closing stock price on the ASX on December 31, 2014, of AUD $0.09 per share, which translated to $0.07 per share in US dollars on that date. Due to the number of Central shares that we own and Central's general daily trading volumes, we may not be able to obtain the currently quoted market price in the event we elect to sell our Central shares. In addition, a 10% across-the-board change in the underlying equity market price per share for our investment would result in a $0.3 million change in the fair value of our investment.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A RISK FACTORS

Item 1A ("Risk Factors") of our 2014 Form 10-K, sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, operating results, or cash flows. Except as set forth below, there have been no material changes in the Risk Factors described in such Form 10-K, and those Risk Factors continue to be relevant to an understanding of our business, financial condition, operating results, and cash flows. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.
If our common stock is delisted from the NASDAQ Capital Market, its liquidity and value could be reduced, and our ability to obtain financing under our ATM facility and shelf registration statement may be impaired.
In order for us to maintain the listing of our shares of common stock on the NASDAQ Capital Market, the common stock must maintain a minimum bid price of $1.00 as set forth in NASDAQ Marketplace Rule 5550(a)(2). On January 27, 2015, we received a letter from The NASDAQ Stock Market LLC indicating that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, the common stock did not meet the minimum bid price of $1.00 required for continued listing on the NASDAQ Capital Market. The letter also indicates that we will be provided with a compliance period of 180 calendar days, or until July 27, 2015, in which to regain compliance, pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A). The letter further indicates that if, at any time during the 180-day compliance period, the closing bid price of the common stock is at least $1.00 for a minimum of ten consecutive business days, NASDAQ will provide us with written confirmation that we have achieved compliance with the minimum bid price requirement. We intend to continue to monitor the bid price levels for the common stock, and will consider appropriate alternatives to achieve compliance within the 180-day compliance period.
If we do not achieve compliance within the 180-day compliance period and our common stock is delisted from trading on the NASDAQ Capital Market, it may be eligible for trading on the OTCQB, but a delisting of our common stock from NASDAQ could adversely impact the liquidity and value of our common stock. In addition, the listing of our common stock on the NASDAQ Capital Market is one of the conditions to our ability to utilize the “at-the-market” (“ATM”) common stock financing facility that we implemented on December 24, 2014, and a delisting of our common stock from the NASDAQ Capital Market could impair our ability to utilize the ATM facility and related shelf registration statement that was declared effective on December 3, 2014.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2014, the Company issued 351,565 shares of its Series A Preferred Stock to One Stone as PIK dividends, pursuant to the terms and conditions of the Certificate of Designations of Series A Preferred Stock dated May 17, 2013, as amended, which 351,565 shares represented payment of quarterly dividends for the period from October 1, 2014 through December 31, 2014 of approximately $430 thousand with respect to the 20,089,436 shares of Series A Preferred Stock held by One Stone on the dividend payment record date of December 15, 2014. The shares of Series A Preferred Stock were issued pursuant to the private placement exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The facts relied upon to make such exemption available include that the private placement was with a single person that has represented that it is an "accredited investor" within the meaning of Rule 501 under the Securities Act, and the securities are restricted from transfer except pursuant to an effective registration statement under the Securities Act or an available exemption from such registration. Each share of Series A Preferred Stock is convertible at any time, at the holder's option, into one share of the Company's Common Stock, subject to customary anti-dilution provisions. For additional information regarding the Series A Preferred Stock, see Note 10 of the Notes to unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information about purchases of the Company's common stock by the Company during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number or Dollar Value of Shares that May Yet be Purchased under the Program
October 2014	250,000	(1)	$1.85	—	$—
November 2014	—		—	—	—
December 2014	—		—	—	—
Total	250,000		$1.85	—	$—
(1) On October 17, 2014, Magellan repurchased 250,000 shares from William H. Hastings, a former Company executive, pursuant to a privately negotiated Options and Stock Purchase Agreement. See Note 11 for further details.

ITEM 5 OTHER INFORMATION

We have elected to include the following information in this Form 10-Q in lieu of reporting it in a separately filed Form 8-K. This information would otherwise have been reported in a Form 8-K under the heading "Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers."
As previously reported, the Company entered into a new employment agreement (the “Employment Agreement”) with J. Thomas Wilson, the Company’s President and Chief Executive Officer, on December 3, 2014. The Employment Agreement, which was approved by the Company’s Board of Directors (the “Board”) upon the review and recommendation of the Compensation, Nominating and Governance Committee of the Board (the “CNG Committee”), was reported in a Current Report on Form 8-K filed on December 5, 2014, and a copy of the Employment Agreement was filed as Exhibit 10.1 thereto. However, Section 3.1(a) of the Employment Agreement provided that, effective as of October 31, 2014, the annual base salary of Mr. Wilson was to be $399,600, as was also reported in a Current Report on Form 8-K filed on November 6, 2014, when it was the intent of the CNG Committee and the Board that Mr. Wilson’s annual base salary be $300,000 and that the Company shall also provide Mr. Wilson with an annual personal car allowance benefit of $9,600. On February 11, 2015, the Company and Mr. Wilson entered into an Amendment to the Employment Agreement (the "Amendment") solely to reflect these changes. A copy of the Amendment is filed as Exhibit 10.9 to this report.

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

10.2 ++
Amended and Restated Employment Agreement effective as of October 31, 2014 between Magellan Petroleum Corporation and J. Thomas Wilson (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 5, 2014 and incorporated herein by reference).

10.3 ++
Employment Agreement effective as of October 31, 2014 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 5, 2014 and incorporated herein by reference).

10.4 ++
Employment Agreement effective as of October 31, 2014 between Magellan Petroleum Corporation and Matthew R. Ciardiello (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on December 5, 2014 and incorporated herein by reference).

10.5 ++
Form of Restricted Stock Award Agreement under the 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on December 5, 2014 and incorporated herein by reference).

10.6
Controlled Equity OfferingSM Sales Agreement, dated as of December 24, 2014, between Magellan Petroleum Corporation and Cantor Fitzgerald & Co. (filed as Exhibit 1.1 to the registrant's Current Report on Form 8-K filed on December 24, 2014 and incorporated herein by reference).

10.7 * ++
Form of Nonqualified Stock Option Performance Award Agreement for Performance Goal Options under the 2012 Omnibus Incentive Compensation Plan (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission).

10.8 * ++
Form of Nonqualified Stock Option Performance Award Agreement for Target Stock Price Options and Performance Goal Options under the 2012 Omnibus Incentive Compensation Plan (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission).

10.9 * ++	Amendment to Amended and Restated Employment Agreement executed on February 11, 2015, effective as of October 31, 2014, between Magellan Petroleum Corporation and J. Thomas Wilson.
31.1 *	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 *	Certification of Matthew R. Ciardiello, Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 **	Certification of John Thomas Wilson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **
Certification of Matthew R. Ciardiello, Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

		By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

		By:	/s/ Matthew R. Ciardiello
Matthew R. Ciardiello, Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary
(as Principal Financial and Accounting Officer)

Date:	February 12, 2015