Form 10-K/A
period 2015-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2015-10-28
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015,
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________ to ________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the $7.280 closing price per share of the registrant's common stock as reported by the NASDAQ Capital Market, as of December 31, 2014 (the last business day of the most recently completed second fiscal quarter) was $37,845,881. For the purpose of this calculation, shares of common stock held by each director and executive officer and by each person who owns ten percent or more of the outstanding shares of common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose. The closing price and number of shares have been retroactively adjusted to reflect the one share for eight shares reverse stock split completed on July 10, 2015.
As of October 12, 2015, the registrant had 5,702,532 shares of common stock outstanding, which is net of 1,209,389 treasury shares held by the registrant. These amounts reflect the one share for eight shares reverse split of the registrant's outstanding and treasury shares of common stock, respectively, completed on July 10, 2015.
DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE
Magellan Petroleum Corporation (the "Company") will not be filing its definitive proxy materials for its 2015 annual meeting of the Company's shareholders with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of its fiscal year ended June 30, 2015.
Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which annual report was originally filed with the SEC on October 13, 2015.
This Form 10-K/A amends and restates only Part III - Items 10, 11, 12, 13, and 14, and amends Part IV - Item 15 of the Company's 2015 Form 10-K. No other Items of the previous Form 10-K filing have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in such previous Form 10-K filing. In addition, no other information has been updated for any subsequent events occurring after October 13, 2015, the date of filing of the original Form 10-K.

CAUTIONARY INFORMATION ABOUT FORWARD LOOKING STATEMENTS
This Form 10-K/A contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K/A that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward looking statements. For a discussion of the risk factors that may apply to any forward looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") and Item 7 ("Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements") of the Company’s Form 10-K filed with the SEC on October 13, 2015, to which this Form 10-K/A relates. In addition, as of the filing date of this Form 10-K/A, no decision on any particular strategic alternative or transaction has been reached and there is no guarantee that any future sale or other strategic transaction will occur. Any forward looking statements in this Form 10-K/A should be considered with such risk factors in mind. Any forward looking statements in this Form 10-K/A speak as of the filing date of this Form 10-K/A. The Company assumes no obligation to update any forward looking statements contained in this Form 10-K/A, whether as a result of new information, future events, or otherwise, except as required by securities laws.
PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company's By-Laws provide for three classes of Directors who are elected for terms of three years each and until their successors shall have been elected and shall have been duly qualified. Pursuant to the Company's By-Laws, the Board of Directors (the "Board") has adopted a resolution to set the number of directors at six.
DIRECTORS HOLDING OFFICE WITH A TERM EXPIRING AT THE 2015 ANNUAL MEETING OF SHAREHOLDERS

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
Brendan S. MacMillan	2013	Member of the Audit, Compensation, Nominating and Governance ("CNG"), and Special Committees.
Mr. MacMillan (age 48) is the founder and operator of several private corporations and partnerships in the US and Canada focused on energy and natural resource investments in private and public debt and equity. Mr. MacMillan has been engaged in these activities as a private equity principal since October 2008. Mr. MacMillan currently serves as President of Highlands Pacific LLC, the general partner of Highlands Pacific Partners LP, which he founded in June 2011. Mr. MacMillan is also the founder and a principal of CuVeras LLC, founded in November 2011, Bull River Security Holdings Ltd., founded in February 2012, and Bull River Lending Corp., founded in April 2012. Prior to starting these companies, from October 2004 until October 2008, Mr. MacMillan focused on the energy, natural resource, and industrial sectors in his role as Vice President for the Capital Group Companies, a group of investment management companies that serves as the manager of the American Funds, with over $1 trillion under management. Mr. MacMillan currently serves as a director of Bull River Lending Corp. and Bull River Security Holdings Ltd. Mr. MacMillan received a B.A. degree with High Honors from Wesleyan University in 1991 with a focus on subjects applicable to oil and gas, an M.B.A. degree with a concentration in Finance from Stanford University’s Graduate School of Business in 1995, and became a CFA charter holder in 1999.

Mr. MacMillan was selected to serve on our Board for his twenty years of consulting and investment experience in the energy and natural resource sectors, his experience as a director, and his expertise in finance and investment management.

DIRECTORS HOLDING OFFICE WITH A TERM EXPIRING AT THE 2016 ANNUAL MEETING OF SHAREHOLDERS

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
Ronald P. Pettirossi	1997	Chairman of the Audit Committee, Member of the Special Committee
Mr. Pettirossi (age 72) has been President of ER Ltd., a financial accounting and reporting consulting company, since 1995. Mr. Pettirossi was a Director of Magellan Petroleum Australia Limited ("MPAL") from August 2004 until shortly after MPAL was converted to Magellan Petroleum Australia Pty Ltd ("MPA") in April 2013, allowing the Company to alter this subsidiary's board structure and reduce related compensation expense. Mr. Pettirossi is a former audit partner of EY LLP and worked with public and privately held companies for 31 years.

Mr. Pettirossi was selected to serve on our Board for his education, professional training, and skills in financial accounting and reporting, including his 31 years of practice with EY LLP, his work as a financial consultant, and his status as both a CPA and an "audit committee financial expert," as defined by SEC regulations.

J. Robinson West	2010	Chairman of the Board and Special Committee, Member of the Audit Committee
Mr. West (age 69) is currently Senior Advisor for the Energy and National Security Program at the Center for Strategic and International Studies (“CSIS”), an independent bi-partisan research institute specializing in foreign policy and defense issues and international economics. Mr. West has served in this position since October 2013. Mr. West was the founder and Chairman of the Board of PFC Energy, Inc. (“PFC”), a global consulting firm now owned by IHS Inc. (NYSE: IHS) that specializes in providing information, insight, and analytical products and services for oil and gas operators, national oil companies, service companies, investors, governments, and other stakeholders, and Mr. West served as Chairman of PFC from 1984 to 2013. Before founding PFC in 1984, Mr. West served in the Reagan Administration as Assistant Secretary of the Interior for Policy, Budget, and Administration (1981-83), with responsibility for US offshore oil policy. Mr. West is currently a member of the National Petroleum Council and the Council on Foreign Relations. He also currently serves as a director of Paragon Offshore plc (NYSE:PGN), a global provider of standard specification offshore drilling rigs, Repsol S.A., an integrated energy company with upstream and downstream operations around the world, and Stewart & Stevenson, a designer, manufacturer, and provider of specialized equipment and aftermarket parts and services for the oil and gas and other industries. Mr. West served as a director of Cheniere Energy, Inc. (NYSE: LNG), a Houston-based energy company primarily engaged in businesses related to liquefied natural gas (“LNG”), from 2001 to 2010, as a director of Key Energy Services, Inc. (NYSE: KEG), an oil and natural gas well service company based in Houston, Texas, from 2001 to May 2014, and as a director of Lambert Energy Advisors, a UK-based financial advisory firm to the energy industry, from 2002 to 2010. Mr. West received his B.A. degree from the University of North Carolina at Chapel Hill and his J.D. degree from Temple University.

Mr. West was selected to serve on our Board for his extensive experience as a consultant to companies in the international oil and gas industries, his U.S. government service related to energy policy matters, and his broad knowledge of board leadership and corporate governance.

DIRECTORS HOLDING OFFICE WITH A TERM EXPIRING AT THE 2017 ANNUAL MEETING OF SHAREHOLDERS

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
J. Thomas Wilson	2009	President and CEO
Mr. Wilson (age 63) has served as the Company’s President and CEO since September 2011. Previously, he served as Senior Consultant to the Company from July 2009 to September 2011. From July 2009 to January 2011, Mr. Wilson also served as First Vice President of Young Energy Prize S.A. (“YEP”), a significant stockholder of the Company from July 2009 to October 2012, and Mr. Wilson served on YEP’s Board of Directors from November 2007 to November 2008. Mr. Wilson is a veteran in the energy sector, with a strong background in geology and international business development. Mr. Wilson began his career as a geologist with Shell Oil Company before joining Apache Corporation, where he held various management positions and led Apache’s entry into international markets. Subsequent to Apache, Mr. Wilson served as president of Anderman International, which during his tenure developed the Chernogoskoye field in western Siberia. This property became the core asset of Khantiy Mantsisk Oil Corporation (“KMOC”), for which Mr. Wilson served as the first president. KMOC was later sold to Marathon Oil Corporation and then sold to Lukoil. With his extensive experience in Russian oil and gas, Mr. Wilson joined the management team of Yamal Energy Partners, which developed the South Tambey field, possibly the first Russian-led LNG project in the Russian Republic, which was later sold to Gazprom. Mr. Wilson also serves as a director of Central Petroleum Limited (ASX: CTP), a junior exploration and production company that operates one of the largest holdings of prospective onshore acreage in Australia. The Company currently has a significant investment in Central’s stock. Mr. Wilson holds a B.S. degree in Zoology and Geology from Northern Arizona University and an M.S. degree in Geology from the University of Southern California.

Mr. Wilson was selected to serve on our Board for his strong geology background, his extensive employment history with major companies in the energy field, his operational and business development skills with respect to projects such as LNG production and gas development in Europe and Asia, his experience as an investor and entrepreneur in various private oil and gas entities and ventures, and in light of his position as the Company’s President and CEO.

DIRECTORS DESIGNATED BY THE HOLDER OF SERIES A PREFERRED STOCK
The following two Directors were designated by One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P., to serve on our Board pursuant to the provisions of the Certificate of Designations of Series A Preferred Stock, whereby for so long as One Stone holds Series A Preferred Stock representing at least 15% of the outstanding Common Stock (assuming full conversion of the Series A Preferred Stock), One Stone has the right to elect two individuals to serve on our Board. Under those provisions, the following two Directors are not subject to election to our Board by the holders of Common Stock.

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
Vadim Gluzman	2013	Member of the CNG Committee.
Mr. Gluzman (age 53) is currently a Managing Member of One Stone Energy Partners, a private equity fund focused on investments in the oil and gas industry in the US and abroad. He has held that position since 2012. From 1997 to 2012, Mr. Gluzman was a vice president of OAO LUKOIL, a major international vertically-integrated oil and gas company, and President of Lukoil Americas Holding. Prior to joining Lukoil in 1997, he worked as a chemical engineer for Teknor Apex Company, an international custom compounder of advanced polymer materials, and at the Moscow Institute of Plastics. Mr. Gluzman holds a Master’s degree in chemical technologies from the Moscow Institute of Chemical Technologies.

Mr. Gluzman has over 15 years of high level oil and gas industry and related corporate finance experience, and his broad oil and gas industry knowledge and technical background make him a valuable member of our Board and our CNG Committee.

Robert I. Israel	2013	Chairman of the CNG Committee.
Mr. Israel (age 66) is currently a Managing Member of One Stone Energy Partners, a private equity fund focused on investments in the oil and gas industry in the US and abroad. He has held that position since 2010. From 2000 to 2010, Mr. Israel was a partner at Compass Advisers, LLP, a transatlantic strategic advisory and private investment firm, where he was the head of the firm’s energy practice. From 1991 to 2000, Mr. Israel was the head of the Energy Department of Schroder & Co., Inc., a multinational asset management company. Mr. Israel is currently a director of the following companies: W&T Offshore, Inc. (NYSE: WTI), an independent oil and natural gas exploration and production company focused primarily in the Gulf of Mexico and onshore Texas; Brasoil, a company engaged in oil and gas exploration and production in Brazil; BlueCrest Energy LLC, a privately held oil and gas exploration and development company operating in Alaska; and API, Inc., a company that manufactures secure equipment for US and foreign government agencies. Mr. Israel holds an M.B.A. degree from Harvard University and a B.A. degree from Middlebury College.

Mr. Israel, with over 30 years of corporate finance experience, has a strong business and financial background, especially in the natural resources sector. Mr. Israel’s corporate finance experience and his public company board experience, as well as his oil and gas industry knowledge, make him a valuable member of our Board and our CNG Committee.

Unless otherwise indicated, all companies referred to with respect to a Director’s business experience are principally engaged in the oil, natural gas, and/or mineral exploration, development, and production business, or investments related thereto. There are no family relationships among any of our Directors or executive officers.
Executive Officers
The following sets forth the executive officers of the Company, including their names, their ages, their positions with the Company, and their business experience during the last five years.

•
J. Thomas Wilson (age 63), who is also a director, has served as the Company's President/CEO since September 27, 2011. For information regarding Mr. Wilson's business experience, see "Directors holding office with a term expiring at the 2017 annual meeting of shareholders - J. Thomas Wilson" above;

•
Antoine J. Lafargue (age 41) has served as the Company’s Senior Vice President - Chief Financial Officer (“CFO”), Treasurer, and Corporate Secretary since June 2015. From October 2014 to June 2015, Mr. Lafargue served as the Company’s Senior Vice President of Strategy and Business Development and Chief Commercial Officer, and from August 2010 to October 2014, Mr. Lafargue served as the Company’s Vice President - CFO and Treasurer. Previously, Mr. Lafargue served in a number of senior financial management positions in the US and Europe, including with private equity and investment banking firms, focusing on investments in the energy and infrastructure sectors. Mr. Lafargue holds master’s degrees in Finance from the Ecole Superieure de Commerce de Paris and in Social and Political Sciences from the Institut d’Études Politiques, both located in France.

The Company's By-Laws provide that officers are elected by the Board for a term of one year, or until their successors are elected and qualified, provided that any officer may be removed at any time by the Board. No family relationships exist between any of the Company's Directors or officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on copies of forms received by it, or written representations from certain reporting persons that no such filings were required for those persons, or other information of which the Company is aware, the Company believes that during the fiscal year ended June 30, 2015, its executive officers, Directors, and more than 10% beneficial owners timely filed all reports they were required to file under Section 16(a) of the Exchange Act, except that on August 15, 2014, Ronald P. Pettirossi, a Director of the Company, filed a late Form 4 to report the exercise on July 10, 2014, of previously awarded options.
Code of Conduct and Business Ethics
We previously adopted a Code of Conduct for the Company (the "Code"), which was originally named the Standards of Conduct. The Board amended the Code on October 23, 2014. The Code summarizes the compliance and ethical standards and expectations we have for all of our officers, Directors, and employees, including our President/CEO and senior financial officers, with respect to their conduct in connection with our business. Our Code constitutes our code of ethics within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the NASDAQ listing standards. Under the Code, all Directors, officers, and employees ("Employees") must demonstrate a commitment to ethical business practices and behavior in all business relationships, both within and outside of the Company. All Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose. Any waivers of or changes to the Code must be approved by the Board and appropriately disclosed under applicable law and regulationS.
The Code is available on the Company's website, http://www.magellanpetroleum.com, under the heading "About Us - Corporate Governance." We intend to provide disclosure regarding waivers of or amendments to the Code by posting such waivers or amendments to the website in the manner provided by applicable law.
Board Committees
The Board has a standing Audit Committee, which is comprised of Messrs. MacMillan, Pettirossi (Chairman), and West, and a standing CNG Committee, which is comprised of Messrs. Gluzman, Israel (Chairman), and MacMillan. The Board also currently has a Special Committee, which is comprised of Messrs. Pettirossi, West (Chairman) and MacMillan, as discussed further below.
The Audit Committee assists the Board in providing oversight of the accounting and financial reporting process of the Company and the audit of the Company's financial statements. The Board has determined that all of the members of the Audit Committee are “independent,” as defined by the rules of the SEC and the NASDAQ Stock Market, Inc., that each of the members of the Audit Committee is financially literate, and that Mr. Pettirossi is an “audit committee financial expert”, as such term is defined under SEC regulations, by virtue of having the following attributes through relevant education and/or experience:

i.	an understanding of generally accepted accounting principles and financial statements;

ii.	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves;

iii.
experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

iv.	an understanding of internal controls and procedures for financial reporting; and

v.	an understanding of audit committee functions.
The functions of the Special Committee are set forth in its written charter, as approved on June 5, 2015 (the “Special Committee Charter”). Under its charter, the Special Committee is responsible for conducting a strategic alternatives review process, including by considering, and potentially implementing, related amendments to the compensation of the Company's executive officers, with a goal of taking such actions as may be in the best interest of the stockholders, including, (a) considering, investigating, negotiating, and pursuing all strategic alternatives reasonably available to the Company (the "Strategic Alternatives Review Process"); (b) notwithstanding anything to the contrary in the CNG Committee Charter, having the full power of the Board to consider, negotiate, implement and approve any and all changes in the compensation arrangements of the Company's executive officers if the Special Committee believes that such changes would be necessary or advisable to facilitate, or otherwise in connection with, the Strategic Alternatives Review Process; (c) to retain, at the expense of the Company, such financial, legal, and other advisors, make or cause to be made such public disclosures and filings with the SEC as the Special Committee may deem necessary or appropriate to properly conduct the business of the Special Committee and to comply with applicable law; and (d) to keep confidential all information received by it until publicly disclosed by the Company.
Pursuant to the Special Committee Charter, the members and Chairperson of the Special Committee are not entitled to compensation for service on the Special Committee.

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation and Related Matters
The following table sets forth the compensation paid by the Company to our Directors during the fiscal year ended June 30, 2015.
Company Board Fees - fiscal year 2015

Name	Fees Earned or Paid in Cash (1)	Stock Awards(1)(8)(10)	Option Awards (10)	All Other Compensation(9)	Total
Vadim Gluzman (2)	$43,000	$35,000	$—	$9,000	$87,000
Robert I. Israel (3)	$43,000	$35,000	$—	$9,000	$87,000
Brendan S. MacMillan (4)	$53,000	$35,000	$—	$9,000	$97,000
Ronald P. Pettirossi (5)	$86,000	$—	$—	$9,000	$95,000
J. Robinson West (6)	$70,000	$35,000	$—	$9,000	$114,000
Milam Randolph Pharo (7)	$15,653	$35,000	$—	$4,025	$54,678

(1)
All Directors other than J. Thomas Wilson, due to his compensation as our President/CEO, were eligible to receive a base annual cash retainer of $35,000 for their Board service during fiscal year 2015, as prorated to reflect the period of applicable Board service by the Director during fiscal year 2015. Under the terms of the Board’s compensation policy for non-employee Directors adopted on May 27, 2009, as amended and restated through November 6, 2012, each non-employee Director was eligible to receive an annual award of shares of Common Stock under the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Omnibus Plan”), with a value equal to $35,000, with the determination of the exact number of shares to be made on July 1st or on the date of the subsequent annual stockholders meeting (“Stock Award”). In either case, the number of shares to be awarded is determined using the fair value of the shares as of July 1. In addition, there is an annual cash award alternative to the annual Stock Award whereby a non-employee Director may elect to receive $35,000 in cash to exercise previously awarded options to acquire Common Stock, the exercise price of which is at least equal in value to the Common Stock eligible for receipt by the Director pursuant to the Stock Award (with the difference in the value of the options and $35,000 to be paid in cash, referred to as a Make-Up Payment). On July 3, 2015, the Special Committee of the Board determined that the directors' annual

Stock Award under this policy would be deferred and revisited in a few months after a strategic alternatives review process by the Special Committee has advanced further and the Company’s liquidity issues have been addressed.

(2)	Amounts reported include the annual retainer of $35,000, an $8,000 annual fee for service on the CNG Committee, and a $9,000 annual medical reimbursement.

(3)	Amounts reported include the annual retainer of $35,000, an $8,000 annual fee for service as Chair of the CNG Committee, and a $9,000 annual medical reimbursement.

(4)
Amounts reported include the annual retainer of $35,000, a $10,000 annual fee for service on the Audit Committee, an $8,000 annual fee for service on the CNG Committee, and a $9,000 annual medical reimbursement.

(5)
Amounts reported include the annual retainer of $35,000, a cash payment of $35,000 pursuant to an election to receive cash in lieu of the annual Stock Award on July 1, 2014, in order to exercise previously awarded options, a $16,000 annual fee for service as Chair of the Audit Committee, and a $9,000 annual medical reimbursement.

(6)
Amounts reported include the annual retainer of $35,000, a $25,000 annual fee for service as the Chairman of the Board, a $10,000 annual fee for service on the Audit Committee, and a $9,000 annual medical reimbursement.

(7)
Mr. Pharo’s service on the Board ceased on December 11, 2014. Amounts reported include the annual retainer of $35,000 and $9,000 annual medical reimbursement (with the annual amounts prorated to reflect the period of service during the fiscal year ended June 30, 2015).

(8)
On July 1, 2014, an annual Stock Award of 2,006 shares was awarded to each of Messrs. Gluzman, Israel, MacMillan, Pharo, and West under the 2012 Omnibus Plan. The number of shares awarded was determined by using the closing price of $17.44 per share as reported by NASDAQ on July 1, 2014. On July 10, 2014, Mr. Pettirossi exercised options to purchase 2,734 shares at an exercise price of $12.80 per share, pursuant to Mr. Pettirossi’s election to receive $35,000 in cash in lieu of the annual Stock Award on July 1, 2014, in order to exercise previously awarded options. See Notes 1 and 5 above. In addition, on October 31, 2014, Mr. West was awarded 6,250 restricted shares for service as Chairman of the Board. The shares awarded to Mr. West are scheduled to vest, based on continuing service as Chairman, as follows: (i) 2,084 shares on October 31, 2015; (ii) 2,083 shares on October 31, 2016; and (iii) 2,083 shares on October 31, 2017. The foregoing numbers of shares and prices per share have been adjusted to reflect the one share-for-eight shares reverse split of the Company’s Common Stock completed on July 10, 2015.

(9)
The amounts reported include medical reimbursement payments. Under the Company’s medical reimbursement plan for all outside Directors, the Company reimburses certain Directors for the cost of their medical premiums up to $750 per month. During fiscal year 2015, the aggregate cost of this reimbursement was $49,025.

(10)
The amounts shown in the "Stock Awards" and "Option Awards" columns represent the aggregate grant date fair value of the equity awards made during the fiscal year ended June 30, 2015, calculated in accordance with the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 718. As of June 30, 2015, our Directors held the following unexercised stock option awards (whether or not exercisable) and unvested restricted stock awards:

Unexercised Stock Options and Unvested Restricted Stock Awards as of June 30, 2015

Name	Unexercised Stock Options	Unvested Restricted Stock Awards
Vadim Gluzman	—	—
Robert I. Israel	—	—
Brendan S. MacMillan	—	—
Ronald P. Pettirossi	10,156	—
J. Robinson West	31,250	6,250
Milam Randolph Pharo	—	—
On July 3, 2015, the Special Committee of the Board determined that the Directors' annual Stock Award would be deferred and revisited in a few months after the Strategic Alternatives Review Process by the Special Committee has advanced further and the Company’s current liquidity constraints have changed.

In connection with the Company’s acquisition of a significant investment in Central Petroleum Limited (“Central”) (ASX: CTP) stock as a result of the Company’s sale of its assets in the Amadeus Basin of onshore Australia to Central in March 2014, the Company became entitled to appoint one director to the Central board of directors. The Company has designated J. Thomas Wilson to serve on the Central board of directors, for which Mr. Wilson receives standard director compensation from Central for his services as a member of Central’s board of directors.
Non-Employee Directors' Compensation Policy
Non-employee Directors of the Board receive annual compensation as set forth in the table below. The following compensation amounts took effect on July 1, 2009, and reflect the results of the CNG Committee's compensation study undertaken in 2008.

Compensation Type	Amount
Annual Board Member, cash retainer	$35,000
Annual Stock Award (1)	$35,000
Chairman of the Board, cash fee (2)	$25,000
Chairman of the Audit Committee, cash fee	$16,000
Chairman of the CNG Committee, cash fee	$8,000
Member of the Audit Committee, cash fee	$10,000
Member of the CNG Committee, cash fee	$8,000
(1) See Note 1 to the Director Compensation Table, above.
(2) In addition, on October 31, 2014, Mr. West was awarded 6,250 restricted shares for service as Chairman of the Board. The shares are scheduled to vest, based on continuing service as Chairman, as follows: (i) 2,084 shares on October 31, 2015; (ii) 2,083 shares on October 31, 2016; and (iii) 2,083 shares on October 31, 2017. The foregoing numbers of shares have been adjusted to reflect the one share-for-eight shares reverse split of the Company’s common stock completed on July 10, 2015.
Medical Reimbursement Plan
Under the Company's medical reimbursement plan for all outside Directors, the Company reimbursed certain Directors the cost of their medical premiums, up to $750 per month. During fiscal year 2015, the aggregate cost of this reimbursement plan was $49,025.
Share Ownership Guidelines
In conjunction with the non-employee Directors’ compensation policy, the Board has also adopted share ownership guidelines for non-employee Directors. Under the guidelines, each non-employee Director is to own a minimum of 12,500 shares of Common Stock, and shares purchased in the open market or received as annual equity awards under the 1998 Stock Incentive Plan or the 2012 Omnibus Plan are credited toward satisfaction of the guidelines. New Directors are allowed time to meet the guidelines, and all Directors serving on the Board since 2009 were allowed to satisfy the guidelines by July 1, 2013. Messrs. MacMillan, Pettirossi, and West currently meet the guidelines, and the Board has also determined that Messrs. Gluzman and Israel satisfy the guidelines in view of the fact that they are Managing Members of One Stone, which has a significant equity investment in the Company through its ownership of shares of Series A Convertible Preferred Stock and which has designated Messrs. Gluzman and Israel to serve on our Board. The foregoing share ownership guidelines have been adjusted to reflect the one share-for-eight shares reverse split of the Company’s common stock completed on July 10, 2015.
Named Executive Officer Compensation
Overview
At the beginning of this section, we discuss our executive officer compensation objectives, programs, and policies. Later, you will find more specific information about the compensation earned or paid in the fiscal year ended June 30, 2015, to (i) J. Thomas Wilson, our President/CEO, (ii) Antoine J. Lafargue, our Senior Vice President-Chief Financial Officer, Treasurer and Corporate Secretary, and (iii) Matthew R. Ciardiello, our former Vice President-Chief Financial Officer, Treasurer and Corporate Secretary, from October 31, 2014 through June 19, 2015, who resigned from the Company effective as of June 19, 2015, whom we refer to collectively as our "named executive officers" (or "NEOs") for the 2015 fiscal year. That information includes a discussion of the material terms of the plans and arrangements under which the NEOs are or were compensated, and the Executive Compensation Tables for the NEOs.

Board Oversight of Executive Compensation; Role of the Special Committee
Under its charter and notwithstanding anything to the contrary in the charter of the CNG committee, effective with its formation on June 5, 2015, the Special Committee has the full power of the Board to consider, negotiate, implement and approve any and all changes in the compensation arrangements of the Company's executive officers if the Special Committee believes that such changes would be necessary or advisable to facilitate, or otherwise in connection with, the Strategic Alternatives Review Process. Such changes may include (i) amendments to the employment agreements of such officers, (ii) grants of awards to such officers under the Company's equity compensation plans (and the Special Committee is hereby designated the administrator of each such plan to the extent it is necessary for it to approve any such grants), and (iii) grants of cash, cash-based or other awards, with each such amendment or grant to be subject to such terms and conditions as the Special Committee may deem appropriate.
Board Oversight of Executive Compensation; Role of the CNG Committee
The Company’s executive compensation program has been developed and is continually monitored by our Board, acting on the recommendation of the CNG Committee. The CNG Committee has responsibilities and powers related to compensation matters and also certain specified corporate governance matters.
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
The CNG Committee and the Board have the authority to retain outside consultants to assist the Board in performing these responsibilities, including reviewing selected peer group data when benchmarking is utilized to determine any material element of executive compensation. In July 2014, the CNG Committee engaged Bachelder & Dowling, P.A. (“Bachelder”) to assist the CNG Committee in reviewing the Company’s executive compensation framework, and on October 31, 2014, the CNG Committee approved a new incentive compensation program for the Company’s executive officers. The CNG Committee determined that at the time of the development of the new incentive compensation program it was not necessary to utilize a peer group to benchmark the compensation of the Company’s executives and that the definition of specific performance-based goals under the program aligned with the Company’s particular strategic and operational milestones was appropriate.
In July 2013, the CNG Committee also engaged Bachelder to assist the CNG Committee in developing an executive stock incentive program. On October 15, 2013, based upon recommendations from Bachelder, the CNG Committee adopted a new executive stock incentive program for executives and certain other key employees.
Bachelder has not provided any services to the Company other than those requested by the CNG Committee and related to Bachelder’s engagement as an independent consultant to the CNG Committee, and Bachelder has not provided, directly, or indirectly through affiliates, any human resources outsourcing services for the Company. The Company believes that the total consulting fees paid to Bachelder do not represent a significant percentage of Bachelder’s total revenues, and that Bachelder does not own a significant number of shares of Common Stock. In addition, no partner, associate, or other employee of Bachelder has any known personal relationship with any of the Company’s officers, directors, stockholders, or employees that the CNG Committee believes would present a potential conflict of interest or impair Bachelder’s independence with respect to providing consulting services regarding the compensation of the Company’s executive officers. After consideration of the foregoing factors, the CNG Committee believes that the work of Bachelder did not raise any potential conflicts of interest.
During the fiscal year ended June 30, 2015, neither Mr. Wilson, Mr. Lafargue, nor Mr. Ciardiello determined or approved any element or component of his own base salary or any other aspects of his compensation.
Objectives of Our Compensation Program
Our executive compensation program is designed to motivate and reward our NEOs in a fiscally responsible manner, while aligning our executive's interests with those of our shareholders and prudently conserving cash resources to fund the Company's growth plans and strategic objectives. The oil and gas exploration and production industry has historically been highly competitive, a trend that has increased significantly in the last decade. As a result, experienced professionals have significant career mobility. We are a smaller company in a highly-competitive industry that competes for executive talent with a large number of exploration and production companies, many of which have significantly larger market capitalization than the Company. Our ability to motivate and reward our executive officers and other key employees is essential to maintaining a competitive position in the oil and gas business. The Board believes that our comparatively smaller size, relatively small executive management team, our current liquidity constraints, and the uncertainty related to the Strategic Alternatives Review Process pose unique challenges in this industry and, therefore, are substantial factors in the design of our executive compensation program.
In light of the foregoing factors, the Board through the CNG Committee also strives to maintain compensation programs that are generally competitive within the independent oil and gas industry in the United States. The award of base salary, annual cash bonuses, equity-based awards, and benefit packages to our NEOs are approved by the Board after such matters are initially reviewed and approved by the CNG Committee and thereafter recommended by the CNG Committee to the Board for approval. The Board has utilized a compensation strategy by which the Company’s executive officers will be paid base salaries that are generally lower than salaries prevailing in the marketplace for similarly situated companies and will receive awards of equity compensation to supplement their cash salaries. Despite the Company’s small market capitalization, equity compensation permits the Company to attract talented executives and to offer attractive overall compensation packages by permitting our executive officers to participate in the future growth of the Company (through an increase in the price of the stock acquired through the equity awards) in lieu of receiving a higher up-front base salary and cash bonus. The use of equity compensation as a component of an executive officer’s overall compensation package is consistent with the Company’s objective to: (i) motivate and reward executive officers in a fiscally-responsible manner; (ii) align the interests of executive officers with those of stockholders; and (iii) conserve cash resources to fund the Company’s growth plans and strategic objectives (together, the “Compensation Objective”).
Periodically, the CNG Committee reviews our executive compensation program to assess whether the program remains competitive with those of similar companies, considers the program's effectiveness in creating adequate incentives for our executive officers to find, acquire, develop, and produce oil and gas reserves in a cost-effective manner, and identify and execute strategic transactions, and determines what changes, if any, are appropriate in light of our overall performance and ability to attract and retain talented executive officers.
The Board may, in addition to base salaries, authorize annual cash bonuses and equity-based awards in the future for our executive officers based upon the attainment of our operational and strategic goals. Except with respect to market-based and performance-based option grants, we have not adopted specific target or performance levels which would automatically result in increases or decreases in executive officer compensation. Instead, we make compensation determinations based upon a consideration of many factors, including those described below. We have not assigned relative weights or rankings to these factors. Specific elements of the Company's performance and individual performance that we consider in setting compensation policies and making compensation decisions include the following factors:

•	the cyclical nature of the oil and gas business and industry trends in the North American, UK, and Australian oil and gas markets;

•
the growth in the quantity and value of our proved oil and natural gas reserves, volumes of oil and natural gas produced by the Company and our executives' ability to replace oil and natural gas produced with new oil and natural gas reserves;

•	the Company's oil and gas finding costs and operating costs, cash flow used in operations, annual revenues, and (loss) earnings per share;

•	the market value of the Common Stock on the NASDAQ exchange;

•
the extent to which management has been successful in finding and creating opportunities to participate in acquisition and farm-in transactions and exploitation and drilling ventures having quality prospects;

•	management's ability to formulate and maintain sound budgets for our business activities and overall financial condition;

•	the success of our acquisition and exploration activities and the achievement by management of specific tasks and goals set by the Board from time to time;

•	the effectiveness of our compensation packages in motivating our management to remain in our employ; and

•	the ability of management to effectively implement risk management practices.
In addition to considering these performance elements, we also consider each NEO's longevity of service and his or her individual performance, leadership, and business knowledge.

Overview of Compensation for J. Thomas Wilson, President and Chief Executive Officer
Mr. Wilson’s Employment Agreement with the Company, as amended and restated as of October 31, 2014 (the “Amended 2014 Wilson Agreement”), provides for an annual base salary of $300,000, subject to an annual cost of living increase effective each January 1st during the term of the Amended 2014 Wilson Agreement. Mr. Wilson’s current annual base salary is $300,000. Under the Amended 2014 Wilson Agreement, Mr. Wilson received a performance and retention bonus of $90,000 on January 15, 2015, and shall be eligible to receive such other bonus awards, if any, as shall be determined by the Board in its sole discretion, after receipt of a recommendation by the CNG Committee of the Board. If the Company terminates Mr. Wilson’s employment without Cause or he resigns for Good Reason (both as defined in the Amended 2014 Wilson Agreement), and except in the case of non-renewal, Mr. Wilson will be entitled to receive a severance benefit equal to the amount of base salary that Mr. Wilson would have received if he remained employed for twelve months following his termination, based upon his then-current base salary without further increase, and a continuing medical benefit, as defined in the Amended 2014 Wilson Agreement, payable toward COBRA health coverage, in an amount based upon the amount then-currently paid to Mr. Wilson for group health coverage, for up to a maximum of eighteen months from his termination. In the case of non-renewal of an initial or renewal term of the Amended 2014 Wilson Agreement, then the severance benefit amount payable to Mr. Wilson upon termination is reduced to the amount of base salary that Mr. Wilson would have received if he remained employed for six months, there is no medical benefit. See “Additional Information Regarding Executive Compensation - Employment Agreements with Our 2015 Named Executive Officers” below. See “Equity-Based Compensation” below for a discussion of equity-based compensation for Mr. Wilson.
Overview of the Compensation for Antoine J. Lafargue, Senior Vice President - Chief Financial Officer, Treasurer and Corporate Secretary.
Mr. Lafargue’s Employment Agreement with the Company, as of October 31, 2014 (the “2014 Lafargue Agreement”), provides for an annual base salary of $300,224, subject to an annual cost of living increase effective each January 1st during the term of the 2014 Lafargue Agreement. Mr. Lafargue’s current annual base salary is $300,224. The 2014 Lafargue Agreement, does not provide for guaranteed cash bonuses, but rather potential cash bonuses recommended by the CNG Committee and approved by the Board commensurate with Mr. Lafargue’s and the Company’s performance. The 2014 Lafargue agreement also provides that if the Company terminates Mr. Lafargue’s employment without Cause or he resigns for Good Reason (both as defined in the 2014 Lafargue Agreement), Mr. Lafargue will be entitled to receive a severance benefit equal to the amount of base salary that Mr. Lafargue would have received if he remained employed for twelve months following his termination, based upon his then-current base salary without further increase, and a continuing medical benefit, as defined in the 2014 Lafargue Agreement, payable toward COBRA health coverage, in an amount based upon the amount then-currently paid to Mr. Lafargue for group health coverage, for up to a maximum of eighteen months from his termination. In the case of non-renewal of an initial or renewal term of the 2014 Lafargue Agreement, then the severance benefit amount payable to Mr. Lafargue upon termination is reduced to the amount of base salary that Mr. Lafargue would have received if he remained employed for six months, there is no medical benefit. See “Additional Information Regarding Executive Compensation - Employment Agreements with Our 2015 Named Executive Officers” below. See “Equity-Based Compensation” below for a discussion of equity-based compensation for Mr. Lafargue.
Overview of the Compensation for Matthew R. Ciardiello, Former Vice President - Chief Financial Officer, Treasurer and Corporate Secretary
Effective October 31, 2014, the Board appointed Matthew R. Ciardiello as the Company's Vice President - Chief Financial Officer, Treasurer and Corporate Secretary to serve an initial employment term of twenty six months. Mr. Ciardiello resigned from all positions with the Company effective June 19, 2015. Mr. Ciardiello's October 31, 2014, Employment Agreement with the Company (the "2014 Ciardiello Agreement") provided for an initial base salary of $225,040 per year. The 2014 Ciardiello Agreement did not provide for guaranteed cash bonuses, but rather potential cash bonuses recommended by the CNG Committee and approved by the Board commensurate with Mr. Ciardiello's and the Company's performance. The 2014 Ciardiello Agreement also provided that if the Company terminated Mr. Ciardiello's employment without Cause or he resigned for Good Reason (both as defined in the 2014 Ciardiello Agreement), Mr. Ciardiello would be entitled to receive a severance benefit equal to one year's base salary, based upon his then-current base salary. See "Additional Information Regarding Executive Compensation-Employment Agreements with Our 2015 Named Executive Officers" below. See “Equity-Based Compensation” below for a discussion of equity-based compensation for Mr. Ciardiello.
Elements of Compensation
We seek to achieve our executive compensation objectives by providing our NEOs with the following elements of compensation:

•	a base salary that represents cash compensation based on parity with other internal roles and external industry-based competitiveness;

•	an opportunity to receive cash bonus awards based upon the achievement of goals and objectives attained during the course of a fiscal year;

•	potential equity-based awards under the Company's 2012 Omnibus Plan;

•	pension/retirement benefits and other personal benefits under our NEOs' employment contracts, as described below;

•	benefit programs provided to our U.S. employees, including health care benefits, dental, life, vision, long-term and short-term disability coverage; and

•	termination payments and other benefits under the NEOs' employment agreements, in the event that the NEO's employment is terminated under specified circumstances.
Each of the material elements of our compensation program is discussed in greater detail below.
Base Salary
The Board reviews and determines, after receipt of a recommendation from the CNG Committee, the base salary of each NEO. The purpose of base salary is to reflect our NEOs' executive job responsibilities, individual performance, and competitive compensation levels. Under his employment agreement, Mr. Wilson's current annual base salary is $300,000 and is subject to an Annual Increase. Under his employment agreement, Mr. Lafargue's current annual base salary is $300,224 and is subject to an Annual Increase. Mr. Ciardiello's annual base salary was $225,040 and is subject to an Annual Increase.
Annual Cash Bonus Awards
The Board, pursuant to the recommendation of the CNG Committee, may award a NEO an annual cash bonus. The purpose of a cash bonus would be to better align executive performance with annual strategic goals while enhancing shareholder value. The NEOs did not receive annual cash bonus awards during fiscal year 2015.
Special Cash Bonus Awards
Mr Wilson received a $90,000 performance and retention bonus during fiscal year 2015 pursuant to the terms of his employment agreement.
Equity-Based Compensation
Under the Company’s prior 1998 Stock Incentive Plan, the Company was authorized to grant stock options, stock appreciation rights, and stock awards to employees, officers, Directors, and consultants. The Company replaced the 1998 Stock Incentive Plan with a new 2012 Omnibus Incentive Compensation Plan approved by the stockholders at the 2012 Annual Meeting. The 2012 Omnibus Plan provides for the granting of awards to employees, officers, Directors, and consultants in any combination of the following:

- stock options	- incentive awards
- stock appreciation rights	- cash awards
- restricted stock and/or restricted stock units	- other stock-based awards
- performance shares and/or performance units
The 2012 Omnibus Plan provides for grants of options principally at an option price per share of 100% of the fair value of the Company’s Common Stock on the date of the grant. Options are generally granted with a one-year, two-year, or a three-year vesting period and a ten-year term. Options vest in equal annual installments over the vesting period. The Plan also provides for the grant of SARs subject to terms as determined by the CNG Committee and evidenced in a form also determined by the CNG Committee. In addition, the 1998 Stock Incentive Plan permits the award of Restricted Stock to eligible participants and also permits the CNG Committee to make an annual award of shares of unrestricted Common Stock to the Company’s non-employee Directors equal in value of up to 50% of the annual cash retainer payable to these Directors.
We account for all equity-based awards granted, modified, or settled after July 1, 2005 in accordance with the requirements of ASC Topic 718. With the exception of the annual stock awards to non-employee Directors, which typically occur on July 1 of each fiscal year, we do not have a specific program or plan with regard to the timing or dating of option grants or other awards, and options or other awards under the 2012 Omnibus Plan and the 1998 Stock Incentive Plan have not been granted at regular intervals or on pre-determined dates. Rather, the Board’s decisions as to when options are granted have historically been made at the complete discretion of the Board upon the recommendation of the CNG Committee. Going forward, the Board intends to continue this practice, after receipt and consideration of recommendations for further option or other awards under the 1998 Stock Incentive Plan or the 2012 Omnibus Plan.

As of October 12, 2015, there were 992,751 stock options outstanding, of which 639,474 were fully vested and exercisable. If all of these vested options were exercised in full, the underlying shares would represent approximately 10.08% of our issued and outstanding shares of Common Stock.
In connection with Mr. Wilson's appointment as the Company's President/CEO effective September 27, 2011, on November 7, 2011 the CNG Committee and the full Board awarded to Mr. Wilson (a) 31,250 non-qualified time-based stock options with an exercise price of $8.64 per share, which exercise price was the “fair market value” (as defined in Section 5(c) of the Company’s 1998 Stock Incentive Plan) of a share of the Common Stock as of November 7, 2011; and (b) 12,500 shares of time-based restricted stock with both the stock options and the restricted stock subject to the terms of the 1998 Stock Incentive Plan. These stock options and restricted stock were fully vested as of June 30, 2015.
Prior to his appointment as President/CEO effective September 27, 2011, Mr. Wilson was granted the following stock options: (a) 48,437 options granted on February 2, 2009 with an exercise price of $9.60 per share; and (b) 37,500 options granted on April 1, 2010 with an exercise price of $17.92 per share, all of which options were fully vested as of June 30, 2015.
The above option share numbers reflect certain transfers made by Mr. Wilson on May 8, 2012 of one-half of each of the options previously granted to Mr. Wilson, pursuant to a domestic relations order in connection with a marital dissolution proceeding.
On July 1, 2013, 18,750 restricted shares of Common Stock were awarded to Mr. Wilson pursuant to the 2012 Omnibus Plan. 6,250 of those restricted shares vested on July 1, 2014, 6,250 of those restricted shares vested on July 1, 2015, and the remaining 6,250 shares are scheduled to vest on July 1, 2016.
On October 15, 2013, options to purchase 125,000 shares of Common Stock at an exercise price of $8.24 per share were granted under the 2012 Omnibus Plan to Mr. Wilson. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed below under “Stock Option Program - 2014 Performance Options .”
On October 31, 2014, a total of 125,000 non-qualified options to purchase shares of Common Stock at an exercise price of $14.40 per share were granted under the 2012 Omnibus Plan to Mr. Wilson, comprised of 50,000 market-based options and 75,000 performance-based options. The vesting and exercisability of those options are further discussed below under “Stock Option Program - 2015 Performance Options.” Also on October 31, 2014, 3,750 restricted shares of Common Stock were awarded to Mr. Wilson pursuant to the 2012 Omnibus Plan. The 3,750 restricted shares are scheduled to vest on December 31, 2015.
In connection with his initial appointment as the Company's Vice President-Chief Financial Officer and Treasurer, on August 2, 2010, the CNG Committee and the full Board awarded to Mr. Lafargue, subject to the terms and conditions of the 1998 Stock Incentive Plan, a total of 100,000 non-qualified stock options with an exercise price of $14.72 per share, which exercise price was the “fair market value” (as defined in Section 5(c) of the 1998 Stock Incentive Plan) of a share of the Common Stock as of August 2, 2010, and which total options were comprised of 50,000 time-based options and 50,000 performance-based options. The time-based options were vested in full as of June 30, 2015. The performance-based options were to vest in full upon completion of the Evans Shoal Transaction on or before June 30, 2011. Because the Evans Shoal Transaction was not completed, the performance-based options issued to Mr. Lafargue were forfeited as of June 30, 2011, and allocated back to the share reserve for the 1998 Stock Incentive Plan.
On November 30, 2011, the CNG Committee and the full Board awarded to Mr. Lafargue a total of 75,000 non-qualified stock options with an exercise price of $8.80 per share, which exercise price was the “fair market value” (as defined in Section 5(c) of the 1998 Stock Incentive Plan) of a share of the Common Stock as of the grant date, comprised of 50,000 time-based options and 25,000 performance-based options. All of these 75,000 options were fully vested as of June 30, 2015.
On July 1, 2013, 18,750 restricted shares of Common Stock were awarded to Mr. Lafargue pursuant to the 2012 Omnibus Plan. 6,250 of those shares vested on July 1, 2014, 6,250 of those restricted shares vested on July 1, 2015, and the remaining 6,250 shares are scheduled to vest on July 1, 2016.
On October 15, 2013, non-qualified options to purchase 103,125 shares of Common Stock at an exercise price of $8.24 per share were granted under the 2012 Omnibus Plan to Mr. Lafargue. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed below under “Stock Option Program - 2014 Performance Options.”
On October 31, 2014, 31,250 non-qualified options to purchase shares of Common Stock at an exercise price of $14.40 per share were granted under the 2012 Omnibus Plan to Mr. Lafargue. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed below under “Stock Option Program - 2015 Performance Options.” Also on October 31, 2014, 3,750 restricted shares of Common Stock were awarded to Mr. Lafargue pursuant to the 2012 Omnibus Plan. The 3,750 restricted shares are scheduled to vest on December 31, 2015.
On October 12, 2015, the Company entered into a series of new incentive compensation agreements with Antoine J.

Lafargue consisting of (i) a grant under the 2012 Omnibus Plan of 62,500 restricted shares of Common Stock that are to vest immediately prior to the completion of a Qualifying Transaction, (ii) a cash award under the 2012 Omnibus Plan ranging from $0 to $1 million, contingent upon the completion of a Qualifying Transaction (as defined in the agreement), with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the Qualifying Transaction above a minimum market value threshold of $1.60 per share, (iii) a phantom stock award under the 2012 Omnibus Plan based on the value of 62,500 notional shares, with payment contingent upon completion of a Qualifying Transaction, and (iv) an override bonus agreement, which provides for a potential bonus outside of the Company’s 2012 Omnibus Plan that would double the amounts payable under the awards available under (i), (ii), and (iii), above, in certain circumstances. These awards are subject to performance conditions and other terms as discussed below under “Employment Agreements with Our 2015 Named Executive Officers - Mr. Lafargue.”
Any unvested portion of Mr. Lafargue's stock options will immediately be accelerated and vest in full upon the occurrence of a "Change in Control" of the Company (as defined in the 1998 Stock Incentive Plan) and upon the occurrence of other specified events.
In connection with his initial appointment as the Company's Vice President – Chief Financial Officer, Treasurer, and Corporate Secretary, on October 31, 2014, Mr. Ciardiello was awarded under the 2012 Omnibus Plan (a) 50,000 non-qualified options to purchase shares of Common Stock at an exercise price of $14.40 per share; and (b) 5,000 shares of time-based restricted stock. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed below under “Stock Option Program - 2015 Performance Options.” The restricted shares were scheduled to vest on December 31, 2015. Upon Mr. Ciardiello's resignation effective June 19, 2015, all of these options were cancelled and the restricted shares were forfeited.
Prior to his appointment as Vice President – Chief Financial Officer, Treasurer, and Corporate Secretary, Mr. Ciardiello was granted the following stock options: (a) 6,250 non-qualified time-based options granted on July 24, 2012 with an exercise price of $9.12 per share; (b) 18,750 non-qualified time-based options granted on July 1, 2013 with an exercise price of $8.40 per share; and (c) 12,500 non-qualified performance-based options granted on October 15, 2013 with an exercise price of $8.24 per share. The vesting and exercisability of the performance-based options are subject to performance conditions and other terms as discussed below under “Stock Option Program - 2014 Performance Options.” Upon Mr. Ciardiello's resignation effective June 19, 2015, 2,084 of the options granted to him on July 24, 2012, 12,500 of the options granted to him on July 1, 2013, and 9,375 of the options granted to him on October 15, 2013 were forfeited.
Stock Option Program
2015 Performance Options
On October 31, 2014, the CNG Committee, as plan administrator for the 2012 Omnibus Plan and in connection with the establishment of a new senior management incentive compensation program, approved a stock option program for the NEOs (the “2015 Program”). On October 31, 2014, under the 2015 Program, options to acquire a total of 206,250 shares of Common Stock (the “2015 Performance Options”) were granted under the 2012 Omnibus Plan to the NEOs, consisting of options to acquire 125,000 shares, 31,250 shares, and 50,000 shares granted to Messrs. Wilson, Lafargue, and Ciardiello, respectively. The options are performance-based, and will vest and become exercisable only upon the achievement of certain performance goals. As set out in more detail below, 50,000 of the 2015 Performance Options granted to Mr. Wilson vest based upon the market price of the Common Stock achieving a specified price hurdle and sustaining that price hurdle for a set period of time (the “2015 Stock Price Options”). The remaining 75,000 of 2015 Performance Options granted to Mr. Wilson and all of the 2015 Performance Options granted to Messrs. Lafargue and Ciardiello vest based upon the Company achieving certain operational performance goals, including performance goals related to the achievement of certain developmental milestones with respect to the Company's Poplar asset, and other potential strategic transactions that are subject to future Board determinations (the “2015 Performance Goal Options”).
The 2015 Stock Price Options vest and become exercisable, subject to ongoing employment and a three-year vesting period, if, at the end of any period of 90 trading days (a “Window”), (A) the closing price of the common stock as reported by NASDAQ (the “Closing Price”) on each of the first 10 trading days of a Window equals or exceeds $40.00 per share; and (B) the median of the Closing Prices for the common stock during such Window equals or exceeds $40.00 per share.

The 2015 Performance Goal Options vest and become exercisable, subject to ongoing employment, proportionately upon the Company achieving the following goals:

2015 Performance Goal		Percentage of Performance Goal Tranche
Goal #1:	The decision by the Board that the Company has received a commercially viable commitment for the provision of CO2 to the Poplar field at a price of no more than $2.50 per MCF (not including transportation costs).	20%
Goal #2:	A decision by the Board that the Poplar Field is a commercially viable CO2-EOR project, ready for full field development either internally or externally.	40%
Goal #3:	The Board's determination to move the U.K. play forward, as evidenced by the decision to commence, or an arrangement by which a third party will commence the operation of a well in the Weald Basin in the U.K.	20%
Goal #4:	The Board's decision to move forward with the Farnham Dome project, which shall be marked by both (i) the Board's identification of an applicable project for use of CO2 from Farnham Dome and (ii) a decision by the Board to purchase Farnham Dome or exercise the right to enter into a CO2 purchase agreement for Farnham Dome's CO2for use in connection with that project or in other projects.	20%
As of June 30, 2015, and October 12, 2015, respectively, none of the 2015 Performance Goals had been achieved by the Company, and thus none of the 2015 Performance Goal Options had vested as of those dates, respectively.
All of the 2015 Performance Options have an exercise price of $14.40 per share, which was the NASDAQ closing price for the common stock on the grant date of October 31, 2014. The 2015 Performance Options have a term of 10 years. If an optionee’s employment with the Company is terminated for cause or when grounds for cause exist, all options granted to that optionee will immediately terminate. If the optionee is terminated without cause by the Company or terminates employment for good reason, options vested and exercisable at the time of termination may be exercised for certain periods under the applicable option agreement. If a portion of the 2015 Performance Goal Options remains unvested at the time of such termination, a portion of those 2015 Performance Goal Options based upon the period of employment during the three-year period following the grant will remain in suspense for approximately nine months after the termination and may vest and become exercisable if the operational performance goals are achieved during that nine-month period. If the options vest and become exercisable, they will be exercisable for certain periods from the date of termination. If an optionee is terminated or terminates his employment for any other reason other than the reasons outlined above, the options that are vested and exercisable at the time of the termination may be exercised for a period of 90 days.
As a result of Mr. Ciardiello’s resignation from the Company effective as of June 19, 2015, all 50,000 of the 2015 Performance Options granted to Mr. Ciardiello were canceled.
2014 Performance Options
On October 15, 2013, the CNG Committee, as plan administrator for the 2012 Omnibus Plan, approved a stock option program for the NEOs and certain other key employees of the Company (the “2014 Program”). Under the 2014 Program, options to acquire a total of 375,000 shares of Common Stock (the “2014 Performance Options”) were granted on October 15, 2013, to eight key management employees, including the NEOs, with options to acquire 125,000 shares, 103,125 shares, and 12,500 shares granted to Messrs. Wilson, Lafargue, and Ciardiello, respectively. The 2014 Performance Options are performance-based, and become vested and exercisable only upon the achievement of certain performance goals. As set out in more detail below, fifty percent of the 2014 Performance Options vest based upon the market price of the Common Stock achieving a specified price hurdle and sustaining that price hurdle for a set period of time (the “2014 Stock Price Options”), and the remaining fifty percent of the 2014 Performance Options vest based upon the Company achieving certain operational performance goals, including performance goals related to planned or possible drilling, development, production, and other potential strategic transactions that are subject to future Board determinations (the “2014 Performance Goal Options”).
The 2014 Stock Price Options vest and become exercisable, subject to ongoing employment, when, at the end of any period of 90 trading days (a “Window”), (A) the closing price of one share of Common Stock as reported by NASDAQ (the “Closing Price”) on each of the first ten (10) trading days of a Window equals or exceeds $18.80 per share, and (B) the median of the Closing Price for the Common Stock during such Window is equal to or exceeds $18.80 per share. As of October 12, 2015, the Stock Price Options had not vested and become exercisable.

The 2014 Performance Goal Options vest and become exercisable, subject to ongoing employment, proportionately upon the Company achieving the following goals:

2014 Performance Goal		Percentage of Performance Goal Tranche
Goal #1:	Completion of the drilling of the CO2-EOR Pilot Program	10%
Goal #2:	A determination by the board that the CO2-EOR pilot program proves the economically-attractive scalability to the Company of a phased, full field CO2-EOR project at Poplar.	40%
Goal #3:	Sale of substantially all Amadeus Basin assets at the Board approved prices and terms, or commencement of sales under the Dingo GSPA.	20%
Goal #4:	Ability to participate in the drilling of at least one well in the Weald Basin along with Celtique Energie with internally developed funding (i.e. proceeds of a sale of assets) or an approved farm-out.	20%
Goal #5:	Approval and execution of a farm-out agreement for the drilling of at least one well in NT/P82.	10%
As of June 30, 2014, 2014 Performance Goals #1, 3, and 4 had been achieved by the Company, and thus the corresponding percentage of 2014 Performance Goal Options had vested and become exercisable. As of June 30, 2015, and October 12, 2015, respectively, no further Performance Goals had been achieved by the Company, and thus no further 2014 Performance Goal Options have vested as of those dates, respectively.
All of the 2014 Performance Options have an exercise price of $8.24 per share, which is equal to the NASDAQ closing price of the Common Stock on the grant date of October 15, 2013. The 2014 Performance Options have a term of 10 years. If an employee’s employment with the Company is terminated for Cause or when grounds for Cause exist, all Options granted to that employee will immediately terminate. If the employee is terminated without cause by the Company or terminates employment for Good Reason, 2014 Performance Options vested and exercisable at the time of termination may be exercised for one year. If a portion of the 2014 Performance Options remain unvested at the time of termination, a portion of those 2014 Performance Options based upon the period of employment during the three year period following the grant will remain in suspense for nine months after the termination and may vest and become exercisable if the stock price hurdle or performance goals are met during that nine month period. With respect to 2014 Performance Options that vest and become exercisable, they are exercisable for the same year period from the date of termination. If an optionee is terminated or terminates his employment for any other reason other than the reasons outlined above, the options vested and exercisable at the time of the termination may be exercised for a period of 90 days.
As a result of Mr. Ciardiello’s resignation from the Company effective as of June 19, 2015, 9,375 of the 12,500 2014 Performance Options granted to Mr. Ciardiello were canceled.
Pension/Retirement Benefits
The Company does not provide qualified pension benefits or any supplemental executive retirement benefits to any of its NEOs.
Mr. Wilson and Mr. Lafargue are eligible to participate in the Company's 401(k) retirement savings plan, which became effective as of October 15, 2010, and Mr. Ciardiello was eligible to participate in the Company's 401(k) retirement savings plan (the "401(k) Plan") during his employment with the Company in fiscal year 2015. Under the 401(k) Plan, all employees of the Company are eligible to participate after an initial period of three months of employment. The 401(k) Plan permits participants to make salary deduction contributions to their plan accounts and provides that the Company will make a 3.5 percent match of the employee's contributions, up to an annual maximum of 3.5 percent of salary.
Additional Benefit Programs
Perquisites and other benefits represent a small part of our overall compensation package. These benefits are reviewed periodically to ensure that they are competitive with industry norms. If greater than $10,000, the aggregate costs associated with the benefits we provided to Mr. Wilson, Mr. Lafargue, or Mr. Ciardiello are included in the "All Other Compensation" column of the Summary Compensation Table set forth below.
During fiscal year 2015, the Company paid $2,940 for parking for Mr. Wilson. In addition, the Company paid $32,892 for health and life insurance benefits for Mr. Wilson.
During fiscal year 2015, the Company paid $2,340 for parking for Mr. Lafargue. In addition, the Company paid $27,480 for health and life insurance benefits for Mr. Lafargue.

During fiscal year 2015, the Company paid $2,340 for parking for Mr. Ciardiello. In addition, the Company paid $27,028 for health and life insurance benefits for Mr. Ciardiello.
Post Termination Payments and Benefits
For a narrative description of the material terms of each agreement that provides for payments or benefits to an NEO in the event of the termination of their respective employment under various circumstances, including upon resignation, retirement, disability, death, termination for cause, termination without cause, and termination for good reason, as defined in their respective agreements, or in the event of a change in control of the Company, see "Employment Agreements with Our 2015 Named Executive Officers," "Overview of Compensation for J. Thomas Wilson, the Company's President/CEO Since September 27, 2011," "Overview of the Compensation for Antoine J. Lafargue, CFO/Treasurer," "Overview of the Compensation for Matthew R. Ciardiello, CFO/Treasurer" and "Equity-Based Compensation."
Tax Considerations
We intend to operate our executive compensation program in good faith compliance with Section 409A of the U.S. Internal Revenue Code and the related regulations and other guidance issued by the U.S. Internal Revenue Service. At this time, the Company does not expect that Section 162(m) of the U.S. Internal Revenue Code ("Section 162(m)") will have any material effect on the Company's executive officer compensation because the Company does not currently expect that the annual taxable compensation paid to any executive officer which is not "performance-based compensation" paid under a stockholder-approved plan that meets the requirements of Section 162(m) and related regulations, and thus is not subject to the tax deduction limitations of Section 162(m), will exceed $1 million. The Company reserves the right to award compensation which may not be fully deductible under Section 162(m) if the CNG Committee or another appropriate independent Board committee determines that such compensation is in the Company's best interests in providing incentives to attract, motivate, and retain key executives.
Conclusions
The Board believes that the Company’s executive compensation program is and will be a critical element in ensuring the Company’s continued success as it grows and pursues its strategic objectives. Motivation, attraction, retention, and the NEOs’ alignment with the interests of the Company’s stockholders are the key objectives of the program. The continued improvement in business results and increased stockholder value are driven by the performance of highly-motivated executives. In the opinion of the Board, the design and operation of the Company’s executive compensation programs, along with the monitoring of our executive officers’ performance against the factors identified above, reasonably result in compensation levels appropriate to promote the Company’s continued success and the best interests of its stockholders as the Company continues to pursue its strategic objectives.
Additional Information Regarding Executive Compensation
Employment Agreements with Our 2015 Named Executive Officers
The Company has entered into written employment agreements with each of Messrs. Wilson, Lafargue, and Ciardiello that provide for certain severance payments and other benefits in the event that their respective employment with the Company is terminated under various circumstances, as described below (Mr. Ciardiello's employment with the Company was terminated effective June 19, 2015). Generally, we use these provisions to provide some assurance to the Board that the Company will continue to be able to rely on our NEOs continuing in their positions with us, without concern that they might be distracted by the personal uncertainties and risks created by any proposed or threatened change of control of the Company.
Mr. Wilson
On February 11, 2015, the Company entered into an Amendment to the new Employment Agreement entered into on December 3, 2014, both effective as of October 31, 2014 (together, the "Amended 2014 Wilson Agreement", with J. Thomas Wilson, under which Mr. Wilson serves as the Company's President and Chief Executive Officer.
The Amended 2014 Wilson Agreement provides for a twenty-six month term of employment (the "Initial Term"), commencing on October 31, 2014 and ending on December 31, 2016, unless terminated earlier as provided in the Amended 2014 Wilson Agreement. If not terminated earlier than December 31, 2016, the Initial Term will automatically renew for one or more successive one-year periods (each, a "Renewal Term") unless in each case at least six months prior to the end of the Initial Term or Renewal Term, as the case may be, either the Company or Mr. Wilson gives written notice to the other party electing to permit the Amended 2014 Wilson Agreement to terminate on the last day of the Initial Term or Renewal Term, as the case may be.

The Amended 2014 Wilson Agreement provides for an initial annual base salary of $300,000, subject to an annual cost of living increase beginning on July 1, 2016 and effective each January 1st thereafter. The Amended 2014 Wilson Agreement also provides for an annual car allowance of $9,600. The Amended 2014 Wilson Agreement, provided for a performance and retention bonus of $90,000 that was paid to Mr. Wilson on January 15, 2015. In addition, during the Initial Term or any Renewal Term, Mr. Wilson will not be guaranteed a cash bonus, but will be eligible to receive other bonus awards, if any, as recommended by the CNG Committee and approved by the Board based on the Company's and Mr. Wilson's performance. The Amended 2014 Wilson Agreement confirms, pursuant to the terms of the Company’s 2012 Omnibus Incentive Compensation Plan, (i) a nonqualified stock option award comprised of options to acquire an aggregate of 125,000 shares of the Company’s common stock with an exercise price equal to the closing market price on the grant date, and (ii) a restricted stock award of 3,750 shares of Common Stock.
The Company is entitled to terminate Mr. Wilson's employment at any time for any reason, other than non-renewal, death, Disability, or Cause (as each such term is defined in the Amended 2014 Wilson Agreement) upon at least 30 days' written notice to Mr. Wilson. If the Company terminates Mr. Wilson's employment for any reason other than non-renewal, death, Disability, or Cause, then the Company shall pay to Mr. Wilson: (i) his base salary through the date of such termination of employment, plus his base salary for the period of any vacation time earned but not taken through the date of termination of employment (the "Salary Benefit"); (ii) any other compensation and benefits to the extent actually earned by him under any other benefit plan or program of the Company as of the date of such termination of employment (the "Other Benefits"); (iii) any reimbursement amounts for reasonable business expenses approved by the Company and owed to Mr. Wilson under the Amended 2014 Wilson Agreement (the "Reimbursement Benefit"); and together with (i) and (ii) (the "Accrued Benefits"). (iv) a defined severance benefit (the "Severance Benefit"); and (v) certain continuing health insurance payment benefits, if Mr. Wilson elects to continue insurance coverage under the Company's health insurance plans pursuant to COBRA following termination of employment (the "Medical Benefit"). In addition, the Equity Incentives shall vest as per the equity agreements (the "Vesting Benefit"). The Severance Benefit is equal to the amount of base salary that Mr. Wilson would have received if he remained employed for twelve months following his termination, based upon his then-current base salary without further increase. In the case of non-renewal of an initial or renewal term of the Amended 2014 Wilson Agreement, then the severance benefit amount payable to Mr. Wilson upon termination is reduced to the amount of base salary that Mr. Wilson would have received if he remained employed for six months, and there is no Medical Benefit.
The Amended 2014 Wilson Agreement may be terminated by the Company in the event of Mr. Wilson's Disability, as defined the Amended 2014 Wilson Agreement, by giving him written notice of termination at least 30 days before the date of such termination. In the event of termination of employment because of Disability, Mr. Wilson will be entitled to receive (i) the Accrued Benefits, and (ii) the Executive’s rights in respect of the Equity Incentives shall be as set forth in the Equity Incentive Agreements.
In the event of the death of Mr. Wilson during the course of his employment under the Amended 2014 Wilson Agreement, Mr. Wilson's estate (or other person or entity having such entitlement pursuant to the terms of the applicable plan or program) shall be entitled to receive the Accrued Benefits, and the Vesting Benefit. In addition, in the event of such death, Mr. Wilson’s beneficiaries shall receive any death benefits owed to them under the Company’s employee benefit plans.
The Amended 2014 Wilson Agreement may also be terminated for Cause by the Company. "Cause" is defined as (i) an act or acts of dishonesty or fraud by Mr. Wilson relating to the performance of his services to the Company; (ii) a breach by Mr. Wilson of his duties or responsibilities under the Amended 2014 Wilson Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) Mr. Wilson's conviction of a felony or any crime involving moral turpitude; (iv) Mr. Wilson's material failure (for reasons other than death or Disability) to perform his duties under the Amended 2014 Wilson Agreement or insubordination (defined as refusal to execute or carry out lawful directions from the Board or its duly appointed designees) where Mr. Wilson has been given written notice of the acts or omissions constituting such failure or insubordination and he has failed to cure such conduct, where susceptible to cure, within 10 days following such notice; or (v) a breach by Mr. Wilson of any provision of any material policy of the Company or any of his obligations under the Amended 2014 Wilson Agreement (e.g., confidentiality, non-solicitation, non-competition, and non-disparagement obligations) where Mr. Wilson has been given written notice of the acts or omissions constituting such breach, where susceptible to cure within 10 days following such notice:; provided, however, that, no cure shall be allowed under clauses (iv) or (v) if Mr. Wilson has previously been allowed to cure an event under either such clause. If the Amended 2014 Wilson Agreement is terminated for Cause, Mr. Wilson shall only be entitled to receive the Accrued Benefits.
Mr. Wilson is entitled to terminate his employment with the Company for "Good Reason" (as defined in the Amended 2014 Wilson Agreement). In the event of his termination of employment for Good Reason, Mr. Wilson shall be entitled to receive (i) the Accrued Benefits; (ii) the Severance Benefit; (iii) the Medical Benefit and (iv) the Vesting Benefit. "Good Reason" as defined in the Amended 2014 Wilson Agreement, means only, without Mr. Wilson's written consent, (A) a material negative change in the scope of the authority, functions, duties, or responsibilities of Mr. Wilson's employment from that which is contemplated by the Amended 2014 Wilson Agreement, provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another entity shall not constitute Good Reason; (B) the Company materially changing the geographic location in which Mr. Wilson must perform services from the Denver, Colorado metropolitan area or the Company engaging the services of a long-term replacement President and Chief Executive Officer (C) any material breach by the Company of any provision of the Amended 2014 Wilson Agreement without Mr. Wilson having committed any material breach of his obligations thereunder, in each case of (A), (B), or (C), which breach is not cured by the Company within 30 days following written notice thereof to the Company of such breach. If an event giving grounds for termination of employment for Good Reason occurs, and Mr. Wilson fails to give notice of termination within 60 days after the occurrence of such event, Mr. Wilson shall be deemed to have waived his right to terminate employment for Good Reason with respect to such event.
Mr. Lafargue
On December 3, 2014, the Company entered into an Employment Agreement with Mr. Lafargue, effective as of October 31, 2014 ("the 2014 Lafargue Agreement"), as amended on October 12, 2015, under which Mr. Lafargue served as the Company's Senior Vice President of Strategy and Business Development and Chief Commercial Officer from October 31, 2014, to June 19, 2015, when Mr. Lafargue commenced serving as the Company’s Senior Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary.
The 2014 Lafargue Agreement provides for a twenty six-month term of employment (the "Initial Term"), commencing on October 31, 2014, and ending on December 31, 2016, unless earlier terminated as provided in the 2014 Lafargue Agreement. If not terminated earlier than December 31, 2016, the Initial Term will automatically renew for one or more successive one-year periods (each, a "Renewal Term") unless in each case at least six months prior to the end of the Initial Term or Renewal Term, as the case may be, either the Company or Mr. Lafargue gives written notice to the other party electing to permit the 2014 Lafargue Agreement to terminate on the last day of the Initial Term or Renewal Term, as the case may be.
Under the 2014 Lafargue Agreement, Mr. Lafargue will devote substantially all of his business time and attention and best efforts to the affairs of the Company and its subsidiaries and his duties. He will report to the Company's President and CEO.
Mr. Lafargue is paid an annual salary of $300,224, subject to an Annual Increase. Mr. Lafargue is entitled to receive cash bonuses recommended in the future by the CNG Committee and approved by the Board. Mr. Lafargue is entitled to reimbursement of certain advisory expenses and his business expenses while performing services for the Company. During the term of the 2014 Lafargue Agreement, Mr. Lafargue will not be guaranteed a bonus but rather will be eligible to receive such bonus awards, if any, based on the Company's and Mr. Lafargue’s performance, as shall be determined by the Board in its sole discretion, after receipt of a recommendation by the CNG Committee. The 2014 Lafargue Agreement confirms an award to Mr. Lafargue of (i) a grant under the 2012 Omnibus Plan of 62,500 restricted shares of Common Stock that are to vest immediately prior to the completion of a Qualifying Transaction (as defined in the agreement and generally described below), (ii) a cash award under the 2012 Omnibus Plan ranging from $0 to $1 million, contingent upon the completion of a Qualifying Transaction, with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the Qualifying Transaction above a minimum market value threshold of $1.60 per share, (iii) a phantom stock award under the 2012 Omnibus Plan based on the value of 62,500 notional shares, with payment contingent upon completion of a Qualifying Transaction, and (iv) an override bonus agreement, which provides for a potential bonus outside of the Company’s 2012 Omnibus Incentive Compensation Plan that would double the amounts payable under the awards available under (i), (ii), and (iii), above, in certain circumstances. The 2014 Lafargue Agreement also confirms an award to Mr. Lafargue of (i) a nonqualified stock option award comprised of options to acquire an aggregate of 31,250 shares of the Company’s common stock with an exercise price equal to the closing market price on the grant date, and (ii) a restricted stock award of 3,750 shares of Common Stock.
The 2014 Lafargue Agreement may be terminated by the Company in the event of Mr. Lafargue's death or "disability" (as defined in the 2014 Lafargue Agreement). If Mr. Lafargue dies or becomes disabled, then the Company will pay Mr. Lafargue or his representatives: (i) his base salary through the date of such termination of employment, plus his base salary for the period of any vacation time earned but not taken for the year in which termination of employment occurs; (ii) any other compensation and benefits to the extent actually earned by him under any other benefit plan or program of the Company as of the date of such termination of employment; and (iii) any reimbursement amounts owing to Mr. Lafargue (the amounts in (i), (ii), and (iii) are referred to as the "Accrued Benefits"). The 2014 Lafargue Agreement may also be terminated for "Cause" by the Company. "Cause" is defined as (i) an act or acts of dishonesty or fraud relating to the performance of his services to the Company; (ii) a breach of his duties or responsibilities under the 2014 Lafargue Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) his conviction of a felony or any crime involving moral turpitude; (iv) his material failure (for reasons other than death or Disability) to perform his duties or insubordination (defined as refusal to execute or carry out the lawful directions from the Board or its duly-appointed designees) where he has been given written notice of the acts or omissions constituting such failure or insubordination and he has failed to cure such conduct, where susceptible to cure, within ten days following such notice; or (v) a breach of any provision of any material policy of the Company or any of his non-competition, non-disclosure, and related obligations under the 2014 Lafargue Agreement. If the 2014 Lafargue Agreement is terminated for "Cause," Mr. Lafargue will only be entitled to receive payment of the Accrued Benefits.
The Company is entitled to terminate Mr. Lafargue's employment for any reason other than non-renewal, death, Disability, or Cause upon written notice to Mr. Lafargue. If the Company terminates Mr. Lafargue's employment for any reason other than non-renewal, death, Disability, or Cause, then the Company shall pay to Mr. Lafargue (i) the Accrued Benefits; (ii) a defined severance benefit (the "Severance Benefit"); and (iii) certain continuing health insurance payment benefits if Mr. Lafargue elects to continue insurance coverage under the Company's health insurance plans pursuant to COBRA (“the Medical Benefit”) following termination of employment. The Severance Benefit shall equal the amount of base salary that Mr. Lafargue would have received if he remained employed for an additional 12 months following his termination of employment, based upon his then-current base salary without further increase. The Severance Benefit as so determined shall be divided into 12 equal installments and paid out to Mr. Lafargue after termination of employment according to a one-year payment schedule. In addition, if, during a period beginning 74 days prior to the signing of the definitive agreement pursuant to which a Qualifying Transaction occurs and ending 10 months after the Qualifying Transaction occurs, Mr. Lafargue is terminated by the Company other than for non-renewal, Disability or Cause or if Mr. Lafargue terminates his employment for Good Reason, Mr. Lafargue is entitled to an additional cash severance payment equal to (x) the lesser of (i) 2 years’ of Mr. Lafargue then current base salary and (ii) $600,000, minus (y) the Severance Benefit (the “CIC Severance Amount”). The CIC Severance Amount shall be paid at the later of the Qualifying Transaction and the first installment of the Severance Benefit. A ("Qualifying Transaction") shall mean either of the following occurring prior to December 31, 2017, (i) any transaction or series of related transaction pursuant to which a person acquires at least 50% of the combined voting power of the then outstanding voting securities of the Company, and (ii) the sale or other disposition of greater than 95% as defined by market value on the October 12, 2015, of the gross assets of the Company.
Mr. Lafargue is also entitled to terminate his employment with the Company for "Good Reason." In the event of his termination of employment for Good Reason, Mr. Lafargue shall be entitled to receive the Accrued Benefits, Severance Benefit, and the Medical Benefit described above. "Good Reason" means, without Mr. Lafargue's consent: (A) a material negative change in the scope of the authority, functions, duties, or responsibilities of his employment from that which is contemplated by the Lafargue Agreement; provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another entity shall not constitute Good Reason; (B) a material reduction in his base salary, taking into account any cost of living adjustments based on his employment outside of the Denver, Colorado metropolitan area, cash bonus opportunity, long term incentives, or severance protections; (C) the Company materially changing the geographic location in which he must perform services from the Denver, Colorado metropolitan area to any other location other than the metropolitan area of Houston, Texas, Dallas, Texas, or New York, New York; or (D) any material breach by the Company of any provision of the Lafargue Agreement without Mr. Lafargue having committed any material breach of his obligations under the 2014 Lafargue Agreement, in each case of (A), (B), (C), or (D), which breach is not cured by the Company within 30 days following written notice thereof to the Company of such breach. If Mr. Lafargue elects to terminate his employment for any reason other than Good Reason, he will be entitled to payment of only the Accrued Benefits but may, if the Company elects, be entitled to receive an amount equal to one month of his then-current base salary.
Mr. Ciardiello
On December 3, 2014, the Company entered into an employment agreement effective as of October 31, 2014, with Matthew R. Ciardiello (the “2014 Ciardiello Agreement”), under which Mr. Ciardiello served as the Company's Vice President-Chief Financial Officer, Treasurer and Corporate Secretary. Mr. Ciardiello resigned from all positions with the Company effective June 19, 2015.
The 2014 Ciardiello Agreement provided for a twenty six-month term of employment (the "Initial Term"), commencing on October 31, 2014 and ending on December 31, 2016, that Mr. Ciardiello terminated earlier as provided in the 2014 Ciardiello Agreement. The 2014 Ciardiello Agreement also provided for an initial annual base salary of $225,040, subject to an annual cost of living increase beginning on July 1, 2016 and effective each January 1st thereafter. In addition, during the Initial Term Mr. Ciardiello was not guaranteed a cash bonus, but was eligible to receive bonus awards, if any, as recommended by the CNG Committee and approved by the Board based on the Company's and Mr. Ciardiello's performance. The 2014 Ciardiello Agreement grants, pursuant to the terms of the Company’s 2012 Omnibus Incentive Compensation Plan, (i) a nonqualified stock option award comprised of options to acquire an aggregate of 50,000 shares of the Company’s common stock with an exercise price equal to the closing market price on the grant date, and (ii) a restricted stock award of 5,000 shares of Common Stock.

Executive Compensation Tables
The following table summarizes the total compensation paid or earned by persons who served as Magellan's principal executive officer or principal financial officer during the fiscal year ended June 30, 2015, or who are otherwise required to be disclosed herein (the "named executive officers")
Summary Compensation Table

Name and Principal Position	Year	Salary (3)	Bonus(4)	Stock Awards(5)	Option Awards(5)	Change in Pension Value and Non- Qualified Deferred Compen-sation Earnings	All Other Compen-sation(6)	Total
J. Thomas Wilson, President/CEO(1)	2015	$369,343	$90,000	$54,000	$999,835	$—	$52,118	$1,565,296
	2014	$339,029	$92,500	$157,500	$629,500	$—	$25,955	$1,244,484
Antoine J. Lafargue, CFO/Treasurer/ Corporate Secretary	2015	$383,197	$—	$54,000	$221,050	$—	$37,496	$695,743
	2014	$284,867	$45,500	$157,500	$519,338	$—	$42,669	$1,049,874
Matthew R. Ciardiello, former CFO/Treasurer/ Corporate Secretary (2)	2015	$255,139	$—	$72,000	$353,680	$—	$36,448	$717,267

(1)	Mr. Wilson also serves as a Director of the Company.

(2)
Mr. Ciardiello was promoted to Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary on October 31, 2014, and resigned from his position with Magellan effective June 19, 2015. The compensation for Mr. Ciardiello includes the total amount paid to him during fiscal 2015, including amounts paid prior to his promotion to Vice President - Chief Financial Officer, Treasurer and Corporate Secretary.

(3)
Salary for 2015 includes amounts of accrued additional salary for vacation days not taken of $83,076, $96,990 and $45,872 for Messrs. Wilson, Lafargue, and Ciardiello, respectively. Salary for 2014 includes amounts of accrued additional salary for vacation days not taken of $28,260 and $26,867 for Messrs. Wilson and Lafargue, respectively.

(4)	Pursuant to Mr. Wilson's employment agreement, he was paid a performance bonus of $90,000 on January 16, 2015.

(5)
Amounts reported represent the aggregate grant date fair value of the equity awards calculated in accordance with ASC Topic 718. The grant date values have been determined based on assumptions and methodologies discussed in Notes 1 and 9 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Certain of the option awards are subject to performance conditions, and the grant date fair values reported reflect the determination that the probable outcome of such conditions will be the achievement of the highest level of such performance conditions.

(6)	The amounts for fiscal year 2015 entitled "All Other Compensation" are detailed in the following table:

Name	Qualified Retirement Plan Employer Match	Premiums For Health Insurance Plans	Car Allowance	Premiums for Life and Disability Insurance Plans	Secured Parking Fees	Health Savings Account
J. Thomas Wilson	$9,271	$23,073	$7,015	$1,444	$2,940	$8,375
Antoine J. Lafargue	$7,676	$18,836	$—	$1,444	$2,340	$7,200
Matthew R. Ciardiello	$7,080	$15,552	$—	$1,276	$2,340	$10,200
The following table lists the outstanding equity awards as of June 30, 2015, for each of our NEOs:
Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
J. Thomas Wilson(1)	24,218	—	—	$9.60	2/2/2019	—	—	—	—
J. Thomas Wilson(1)	18,750	—	—	$17.92	4/1/2020	—	—	—	—
J. Thomas Wilson(1)	15,625	—	—	$8.64	11/7/2021	—	—	—	—
J. Thomas Wilson(1)	31,250	—	93,750	$8.24	10/15/2023	—	—	—	—
J. Thomas Wilson(1)	—	—	125,000	$14.40	10/31/2024	—	—	—	—
J. Thomas Wilson(1)	—	—	—	—	—	16,250	$54,600(2)	—	—
Antoine J. Lafargue(3)	50,000	—	—	$14.72	8/2/2020	—	—	—	—
Antoine J. Lafargue(3)	75,000	—	—	$8.80	11/30/2021	—	—	—	—
Antoine J. Lafargue(3)	25,780	—	77,345	$8.24	10/15/2023	—	—	—	—
Antoine J. Lafargue(3)	—	—	31,250	$14.40	10/31/2024	—	—	—	—
Antoine J. Lafargue(3)	—	—	—	—	—	16,250	$54,600(2)	—	—
Matthew R. Ciardiello(4)	12,500	—	—	$8.40	7/1/2023	—	—	—	—
Matthew R. Ciardiello(4)	3,125	—	—	$8.24	10/15/2023	—	—	—	—

(1)
In connection with Mr. Wilson's appointment as the Company's President/CEO effective September 27, 2011, on November 7, 2011 Mr. Wilson was awarded (a) 31,250 non-qualified time-based stock options with an exercise price of $8.64 per share; and (b) 12,500 shares of time-based restricted stock. These stock options and restricted stock were fully vested as of June 30, 2015. Prior to his appointment as President/CEO, Mr. Wilson was granted the following stock options: (a) 48,437 options granted on February 2, 2009 with an exercise price of $9.60 per share; and (b) 37,500 options granted on April 1, 2010 with an exercise price of $17.92 per share, all of which options were vested as of June 30, 2015. The above option share numbers reflect certain transfers made by Mr. Wilson on May 8, 2012 of one-half of each of the options previously granted to Mr. Wilson, pursuant to a domestic relations order in connection with a marital dissolution proceeding. On July 1, 2013, 18,750 restricted shares of Common Stock were awarded to Mr. Wilson pursuant to the 2012 Omnibus Plan. 6,250 of those restricted shares vested on July 1, 2014, 6,250 of those restricted shares vested on July 1, 2015, and the remaining 6,250 shares are scheduled to vest on July 1, 2016. On October 15, 2013, options to purchase 125,000 shares of Common Stock at an exercise price of $8.24 per share were granted under the 2012 Omnibus Plan to Mr. Wilson. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed above under “Stock Option Program - 2014 Performance Options.” On October 31, 2014, a total of 125,000 non-qualified options to purchase shares of Common Stock at an exercise price of $14.40 per share were granted under the 2012 Omnibus Plan to Mr. Wilson, comprised of 50,000 market-based options and 75,000 performance-based options. The vesting and exercisability of those options are further discussed above under

“Stock Option Program - 2015 Performance Options.” Also on October 31, 2014, 3,750 restricted shares of Common Stock were awarded to Mr. Wilson pursuant to the 2012 Omnibus Plan, which are scheduled to vest on December 31, 2015.

(2)
The market value of the shares of restricted stock that had not vested as of June 30, 2015, is based on the closing market price of the Company's Common Stock of $3.36 per share as reported by NASDAQ on June 30, 2015, as adjusted for the one share for eight shares reverse split of the Company's Common Stock completed on July 10, 2015.

(3)
In connection with his initial appointment as the Company's CFO/Treasurer, on August 2, 2010, Mr. Lafargue was awarded 50,000 non-qualified, time-based stock options with an exercise price of $14.72 per share, all of which were vested as of June 30, 2015. On November 30, 2011, Mr. Lafargue was awarded a total of 75,000 non-qualified stock options with an exercise price of $8.80 per share, comprised of 50,000 time-based options and 25,000 performance-based options. All of these 75,000 options were fully vested as of June 30, 2015. On July 1, 2013, 18,750 restricted shares of Common Stock were awarded to Mr. Lafargue pursuant to the 2012 Omnibus Plan. 6,250 of those shares vested on July 1, 2014, 6,250 of those restricted shares vested on July 1, 2015, and the remaining 6,250 shares are scheduled to vest on July 1, 2016. On October 15, 2013, non-qualified options to purchase 103,125 shares of Common Stock at an exercise price of $8.24 per share were granted under the 2012 Omnibus Plan to Mr. Lafargue. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed above under “Stock Option Program - 2014 Performance Options.” On October 31, 2014, 31,250 non-qualified options to purchase shares of Common Stock at an exercise price of $14.40 per share were granted under the 2012 Omnibus Plan to Mr. Lafargue. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed above under “Stock Option Program - 2015 Performance Options.” Also on October 31, 2014, 3,750 restricted shares of Common Stock were awarded to Mr. Lafargue pursuant to the 2012 Omnibus Plan. The 3,750 restricted shares are scheduled to vest on December 31, 2015.

On October 12, 2015, the Company entered into a series of new incentive compensation agreements with Antoine J. Lafargue consisting of (i) a grant under the 2012 Omnibus Plan of 62,500 restricted shares of Common Stock that are to vest immediately prior to the completion of a Qualifying Transaction, (ii) a cash award under the 2012 Omnibus Plan ranging from $0 to $1 million, contingent upon the completion of a Qualifying Transaction (as defined in the agreement), with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the Qualifying Transaction above a minimum market value threshold of $1.60 per share, (iii) a phantom stock award under the 2012 Omnibus Plan based on the value of 62,500 notional shares, with payment contingent upon completion of a Qualifying Transaction, and (iv) an override bonus agreement, which provides for a potential bonus outside of the Company’s 2012 Omnibus Plan that would double the amounts payable under the awards available under (i), (ii), and (iii), above, in certain circumstances. These awards are subject to performance conditions and other terms as discussed below under “Employment Agreements with Our 2015 Named Executive Officers - Mr. Lafargue.”

(4)
In connection with his initial appointment as the Company's CFO/Treasurer/Corporate Secretary, on October 31, 2014, Mr. Ciardiello was awarded under the 2012 Omnibus Plan (a) 50,000 non-qualified options to purchase shares of Common Stock at an exercise price of $14.40 per share; and (b) 5,000 shares of time-based restricted stock. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed above under “Stock Option Program - 2015 Performance Options.” The restricted shares were scheduled to vest on December 31, 2015. Upon Mr. Ciardiello's resignation effective June 19, 2015, all of these options were cancelled and the restricted shares were forfeited. Prior to his appointment as CFO/Treasurer/Corporate Secretary, Mr. Ciardiello was granted the following stock options: (a) 6,250 non-qualified time-based options granted on July 24, 2012 with an exercise price of $9.12 per share; (b) 18,750 non-qualified time-based options granted on July 1, 2013 with an exercise price of $8.40 per share; and (c) 12,500 non-qualified performance-based options granted on October 15, 2013 with an exercise price of $8.24 per share. The vesting and exercisability of the performance-based options are subject to performance conditions and other terms as discussed above under “Stock Option Program - 2014 Performance Options.” Upon Mr. Ciardiello's resignation effective June 19, 2015, 2,084 of the options granted to him on July 24, 2012, 12,500 of the options granted to him on July 1, 2013, and 9,375 of the options granted to him on October 15, 2013 were forfeited.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management
The following table sets forth the number of shares of the Company's Common Stock owned beneficially as of October 12, 2015, (unless another date is specified by footnote below) by each Director of the Company and each NEO listed in the Summary Compensation Table included in Item 11 above, and by all current Directors and current executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership*
Name of Individual or Group	Shares	Options	Percent of Class (1)
Vadim Gluzman, Director (2)	6,173	—	**
Robert I. Israel, Director (2)	6,173	—	**
Brendan S. MacMillan, Director (3)	337,724	—	5.92%
Ronald P. Pettirossi, Director (4)	25,424	10,156	**
J. Robinson West, Director (5)	36,087	31,250	1.17%
J. Thomas Wilson, President and Chief Executive Officer, and Director (6)	76,300	89,843	2.87%
Antoine J. Lafargue, Senior Vice President - Chief Financial Officer, Treasurer and Corporate Secretary (7)	80,822	150,780	3.91%
Matthew R. Ciardiello, former Vice President - Chief Financial Officer, Treasurer and Corporate Secretary (8)	—	44,791	**
Directors and Executive Officers as a Group (a total of 8 persons)	568,703	326,820	14.70%

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

**	The percent of class owned is less than 1%.

(1)	Based on a total of 5,702,532 shares of Common Stock outstanding as of October 12, 2015.

(2)
Mr. Gluzman and Mr. Israel were appointed to the Board of Directors on May 17, 2013, pursuant to the board representation provisions of the Series A Purchase Agreement between the Company and One Stone Holdings II LP dated May 10, 2013. See the table under “Other Security Holders” below for beneficial ownership of shares by One Stone Holdings II LP and One Stone Energy Partners GP, L.L.C..

(3)	Includes 262 shares held by Mr. MacMillan’s spouse and a total of 9,393 shares held by Mr. MacMillan as UTMA custodian for his daughters.

(4)	Mr. Pettirossi holds 25,424 shares of Common Stock and holds vested options to acquire a total of 10,156 shares of Common Stock.

(5)	Mr. West holds 36,087 shares of Common Stock and holds vested options to acquire a total of 31,250 shares of Common Stock.

(6)
Mr. Wilson holds 76,300 shares of Common Stock and holds options to acquire a total of 308,591 shares, consisting of 50,781 time-based options, 145,312 performance-based options, and 112,498 market-based options. Under SEC rules, Mr. Wilson is deemed to be the beneficial owner of the shares of Common Stock underlying all of the 50,781 time-based options, 39,062 of the performance-based options, and none of the market-based options.

(7)
Mr. Lafargue holds 80,822 shares of Common Stock and holds options to acquire a total of 259,373 shares of Common Stock, consisting of 100,000 time-based options, 107,811 performance-based options, and 51,562 market-based options. Under SEC rules, Mr. Lafargue is deemed to be the beneficial owner of the shares of Common Stock underlying all of the 100,000 time-based options, 50,780 of the performance-based options, and none of the market-based options.

(8) Mr. Ciardiello holds vested options to acquire 44,791 shares of Common Stock.

Other Security Holders
The following table sets forth information (as of the date indicated) as to all persons or groups known to the Company to be beneficial owners of more than 5% of the Company’s issued and outstanding Common Stock as of October 12, 2015:

Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class
One Stone Holdings II LP and One Stone Energy Partners GP, L.L.C. 720 Fifth Avenue, 10th Floor New York, New York 10019	2,690,553	(1)	32.06%	(2)
Brendan S. MacMillan 150A Manchester Street San Francisco, California 94110	337,724	(3)	5.92%	(4)
Hammer Wealth Group, Inc. 68 So. Service Road, Suite 100 Melville, New York 11747	564,189	(5)	9.9%

(1)
This information is based in part on a Schedule 13D filed by One Stone Holdings II LP and One Stone Energy Partners GP, L.L.C. with the SEC on May 24, 2013, and reflects 19,239,734 shares of Series A Preferred Stock issued to One Stone Holdings II LP on May 17, 2013, and a total of an additional 2,293,310 shares of Series A Preferred Stock issued to One Stone Holdings II LP in payment of dividends on the Series A Preferred Stock, as adjusted for the impact of assumed conversion into Common Stock and the one share for eight shares reverse split of the Company's Common Stock completed on July 10, 2015.

(2)
The percentage shown was calculated on the basis of an assumed 8,393,085 shares of Common Stock outstanding as of October 12, 2015, including the 2,690,553 shares of Common Stock into which the shares of Series A Preferred Stock may be converted.

(3)	This information is based in part on a Schedule 13G filed by Mr. MacMillan with the SEC on February 12, 2014.

(4)
The percentage shown was calculated on the basis of an assumed 6,040,256 shares of Common Stock outstanding as of October 12, 2015, including the 337,724 option shares which are deemed to be outstanding under SEC beneficial ownership reporting rules.

(5)
On February 6, 2015, Hammer Wealth Group, Inc. filed a Schedule 13G with the SEC indicating that it was a registered investment advisor, and as of July 15, 2014, had beneficial ownership of 564,189 shares of the Company's Common Stock acquired on behalf of client discretionary investment advisory accounts, representing beneficial ownership of 9.8% of the Company's issued and outstanding Common Stock.

On February 10, 2014, William H. Hastings filed a Schedule 13G/A with the SEC indicating that Mr. Hastings was the beneficial owner of 6.4% of the Company’s issued and outstanding Common Stock. On October 17, 2014, the Company purchased options held by Mr. Hastings to purchase 189,062 shares of Common Stock and 31,250 shares of Common Stock held in an individual retirement account for the benefit of Mr. Hastings. As a result of this transaction, the Company believes that, as of October 12, 2015, Mr. Hastings is no longer a beneficial owner of more than 5% of the Company’s issued and outstanding Common Stock.
Equity Compensation Plan Information
The following table provides information as of June 30, 2015, with respect to compensation plans, including the 2012 Omnibus Plan, the 1998 Stock Incentive Plan, and individual compensation arrangements, under which shares of the Company's Common Stock are authorized for issuance. The number of shares and exercise prices per share in the following table have been adjusted to reflect the Company's one share for eight shares reverse split of its Common Stock completed on July 10, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a) (#)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b) ($)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)
Equity compensation awards under the 2012 Omnibus Plan approved by security holders	444,993		$10.36		175,703 (1)
Equity compensation awards under the 1998 Stock Incentive Plan approved by security holders	534,633	(1)	$12.09		0 (2)
Equity compensation awards not approved by security holders	52,708	(3)	$8.30	(3)	—

(1)	On October 12, 2015, the Company granted awards under the 2012 Omnibus Plan of a total of 62,500 shares of restricted Common Stock to Antoine J. Lafargue.

(2)
Effective with stockholder approval of the 2012 Omnibus Plan on January 16, 2013, the 1998 Stock Incentive Plan was replaced by the 2012 Omnibus Plan and no additional awards may be granted under the 1998 Stock Incentive Plan. Equity awards previously granted under the 1998 Stock Incentive Plan remain outstanding in accordance with their terms.

(3)
Consists of inducement equity awards outside of the Company’s 1998 Stock Incentive Plan and prior to stockholder approval of the 2012 Omnibus Plan, as follows: (i) options to purchase 9,375 shares of common stock for $8.08 per share granted to a new employee on January 10, 2012; (ii) options to purchase 100,000 shares of common stock for $8.96 per share granted to a former NEO on September 5, 2012, of which options to purchase 66,667 shares were cancelled in connection with his resignation from the Company effective August 15, 2014; (iii) options to purchase 9,375 shares of common stock for $6.32 granted to a new employee on December 4, 2012; and (iv) options to purchase 937 shares of common stock for $6.32 granted to a new employee on December 4, 2012, of which options to purchase 312 shares were cancelled in connection with that employee’s resignation from the Company effective October 10, 2014. These awards were granted in accordance with NASDAQ Listing Rule 5635(c)(4) and were previously reported in Current Reports on Form 8-K filed by the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions
The Board is committed to upholding the highest legal and ethical standards of conduct in fulfilling its responsibilities, and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.
The Company has adopted a Code of Conduct, a copy of which is located on the Company's website, http://www.magellanpetroleum.com, under the heading "About Us - Corporate Governance," which addresses conflicts of interest and related party transaction matters. The Company recognizes that transactions between the Company and any of its Directors or executive officers can present potential or actual conflicts of interest. Therefore, as a general matter, and in accordance with the Code, it is the Company's preference to avoid such transactions. The Company recognizes, however, that the exercise of judgment is required in determining the applicability of the Code to any given situation. Accordingly, to the extent that a related party transaction with a member of the Board or an executive officer is presented for consideration, it is Company policy to have the Board, and/or a designated committee thereof, review and approve the transaction. It is the practice of the Board and/or its designated committee to only approve a transaction with a related party if the Board or committee determines that the transaction is in the best interests of the Company and its stockholders.
Set forth below is a description of all transactions between the Company and related persons since the beginning of the fiscal year ended June 30, 2014, that are required to be disclosed under Item 404 of Regulation S-K. Certain transactions described below between the Company and entities controlled by J. Thomas Wilson, the Company's President/CEO since September 27, 2011, and a Director, were considered and approved by a special committee of the Board. Certain transactions described below between the Company and William H. Hastings were approved by the CNG Committee, as discussed below.
The September 2, 2011, transaction relating to Nautilus Poplar LLC ("NP") described below was considered and approved by an independent committee of the Board due to potentially conflicting interests between the Company and

Mr. Wilson. The committee provided an independent forum for the consideration of this transaction. No member of the committee had any personal interest, financial or otherwise (other than as a Director of the Company), in this transaction.
Relationships and Transactions with J. Thomas Wilson
Nautilus Restructuring Transaction
Poplar (as defined below) is composed of a 100% working interest in the oil and gas leases within the East Poplar Unit (“EPU”) in Roosevelt County, Montana, and the working interests in various oil and gas leases that are adjacent to or near EPU (“Northwest Poplar” or “NWP”) with the working interests varying between 63% and 100% in such leases (the Company’s combined working interests in EPU and NWP are herein referred to as “Poplar”). Prior to September 2, 2011, Poplar was owned entirely by NP (69%), the Company (28%), and Nautilus Technical Group, LLC (“Nautilus Tech”) (3%). NP was owned by the Company (83%), Nautilus Tech (10%), and Eastern Rider, LLC (“Eastern”) (7%). On September 2, 2011, effective September 1, 2011, the Company entered into a series of transactions resulting in the Company becoming the 100% owner of the membership interest in NP, and NP becoming the owner of 100% of Poplar (the “Nautilus Restructuring Transaction”). The Nautilus Restructuring Transaction enabled the Company to gain greater economic exposure to Poplar and to simplify processes and procedures relating to accounting, reporting, and capital funding. The Nautilus Restructuring Transaction consisted of (i) the Company acquiring all of the membership interests of Nautilus Tech and Eastern; (ii) the Company assigning its 28% share of Poplar to NP, and (iii) the Company creating a new, wholly owned Delaware LLC, Magellan Petroleum North America, LLC (“MPNA”), and assigning, effective October 1, 2011, its 100% membership interest in NP to MPNA. On March 30, 2012, MPNA was merged into the Company, and, as a result, 100% of the interests in NP are now directly owned by the Company.
The terms of the Nautilus Restructuring Transaction are set forth in the September 2, 2011, Purchase and Sale Agreement (the “Nautilus PSA”) between the Company and the owners of the interests in Nautilus Tech and Eastern (the “Nautilus Sellers”). The Nautilus Sellers included J. Thomas Wilson (a Director of the Company and now its President and CEO), as well as certain other persons. The Company negotiated the consideration and terms of the Nautilus Restructuring Transaction with the intention of transacting with the Nautilus Sellers on fair value terms.
The Company paid $4.0 million in cash to the Nautilus Sellers at closing and issued approximately $2.0 million worth of new shares of Common Stock to acquire the Nautilus Sellers’ membership interests in Nautilus Tech and Eastern (and their estimated combined 14.3% interest in Poplar). A total of 147,842 shares of Common Stock were issued to the Nautilus Sellers on the Issuance Date, as adjusted for the Company's one-share-for-eight shares reverse stock split completed on July 10, 2015. All shares of Common Stock sold pursuant to the Nautilus Restructuring Transaction were issued in the name of the Nautilus Sellers, and the sale of the shares in the Nautilus Restructuring Transaction was not registered under the Securities Act of 1933.
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
Mr. Wilson’s interest in the Nautilus Restructuring Transaction approximated 52% of the consideration paid for the Nautilus Tech and Eastern interests and is expected to approximate 51% of any future production payments payable to the Nautilus Sellers pursuant to the Nautilus PSA.
On September 2, 2011, the Company and the Nautilus Sellers also entered into a Registration Rights Agreement (the “RRA”), pursuant to which the Company granted to the Nautilus Sellers certain registration rights with respect to the shares owned by the Nautilus Sellers and issued under the Nautilus PSA, and any securities issued or distributed in connection with such shares by way of stock dividend or stock split or other distribution or in connection with a combination of shares, recapitalization, reorganization, merger, consolidation, reclassification, or otherwise and any other securities into which or for which shares of any other successor securities are received in respect of any of the foregoing (the “Registrable Securities”).
The Company agreed to pay all expenses associated with the registration of the Registrable Securities, except the fees and disbursements of counsel to the Nautilus Sellers. The Company also agreed to indemnify each Nautilus Seller whose Registrable Securities are covered by a Registration Statement or Prospectus (each as defined in the RRA), the Nautilus Seller’s officers, directors, general partners, managing members, and managers, each person who controls (within the meaning of the Securities Act) the Nautilus Seller and the officers, directors, general partners, managing members, and managers of each such controlling person from and against any losses, claims, damages, or liabilities, expenses, judgments, fines, penalties, charges, and amounts paid in settlement, as incurred, arising out of or based on certain untrue statements of material fact or certain omissions of material facts in any applicable Registration Statement and/or certain related documents.

The Company has an effective Registration Statement on Form S-3 for the public resale of a total of 147,842 shares of the Company’s Common Stock acquired in the Nautilus Restructuring Transaction by the Nautilus Sellers.
Relationships and Transactions with Certain Other Former Directors and Certain Beneficial Owners of Common Stock
Repurchase of Shares and Warrant from Sopak, and Potential Tax Liability
On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the “Collateral Purchase Agreement”) with Sopak AG, a Swiss corporation (“Sopak”), which then beneficially owned more than 10% of the Company's Common Stock. Under the Collateral Purchase Agreement, the Company agreed to purchase, for $10.0 million, certain collateral (the “Collateral”) from Sopak, including: (i) 1,158,080 shares of the Company's Common Stock, (ii) a warrant granting Sopak the right to purchase from the Company an additional 543,478 shares of the Company's Common Stock, and (iii) a Registration Rights Agreement, dated as of June 29, 2009, and amended as of October 14, 2009, and June 23, 2010. The Collateral Purchase Agreement was completed and the Collateral was purchased by the Company on January 16, 2013.
The Company has estimated that there is the potential for a statutory liability for required US Federal tax withholdings, and related penalties and interest, related to the Collateral Purchase Agreement. As a result, the Company recorded a total liability of approximately $1.7 million and $1.6 million as of June 30, 2015 and 2014, respectively. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Purchase Agreement. As a result, the Company recorded a corresponding receivable of $1.7 million and $1.6 million as of June 30, 2015 and 2014, respectively.
Milam Randolph Pharo and Davis Graham & Stubbs LLP
Milam Randolph Pharo, a Director of the Company until December 11, 2014, is currently of counsel at Davis Graham & Stubbs LLP (“DGS”), a Denver-based law firm with over 140 attorneys, of which over 65 are partners. Mr. Pharo has held that position since April 2013. Mr. Pharo has a compensation arrangement with DGS such that Mr. Pharo has an interest in the amount of fees paid by the Company to DGS for certain legal services performed by DGS for the Company. During the fiscal years ended June 30 2015 and 2014, the Company recorded approximately $335,000 and $177,000, respectively, of legal fees related to DGS, with respect to which Mr. Pharo had a compensation interest of $0 and less than $2,500, respectively.
William H. Hastings and Repurchase of Options and Shares
On October 10, 2014, the Company entered into an Options and Stock Purchase Agreement with William H. Hastings, a former executive officer and Director of the Company, and a beneficial owner of more than five percent of the Company’s Common Stock as of October 10, 2014. The Options and Stock Purchase Agreement provided for the purchase by the Company of options previously granted to Mr. Hastings under the Company’s 1998 Stock Incentive Plan, as amended, to purchase 189,062 shares of the Company’s Common Stock at an exercise price of $9.60 per share, and 31,250 shares of Common Stock held in an individual retirement account for the benefit of Mr. Hastings, for a total purchase price of $1,445,625. The Options and Stock Purchase Agreement was approved by the CNG Committee and the Board of Directors, and was completed on October 17, 2014.
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
The Board is currently comprised of six Directors: Vadim Gluzman, Robert I. Israel, Brendan S. MacMillan, Ronald P. Pettirossi, J. Robinson West, and J. Thomas Wilson. On October 23, 2014, the Board adopted a resolution that, in accordance with the By-Laws, provides that the number of directors shall be six, effective at the 2014 Annual Meeting. The Board has made its annual determination regarding the independence of its members, concluding that each of Messrs. Gluzman, Israel, MacMillan, McCann, Pettirossi, and West are “independent” for purposes of NASDAQ listing standards, and that each of the three members of the Audit Committee are also “independent” for purposes of Section 10A(m)(3) of the Exchange Act. The Board has determined that Mr. Wilson could not, in light of his current position as the Company’s President/CEO, be considered an “independent director” under NASDAQ listing standards. In addition, the Board previously determined that Mr. Pharo could not, in light of his employment and compensation by the Company during the past three years, be considered an “independent director” under NASDAQ listing standards. The Board based these determinations primarily on a review of Company records and the responses of the Directors and executive officers to questions regarding employment and compensation history, affiliations, family, and other relationships, together with an examination of those companies with whom the Company transacts business. With respect to Mr. West, the Board considered the following factors in establishing his status as an independent director under NASDAQ listing rules: (i) Mr. West’s service as a non-employee director of Lambert Energy

Advisors, a financial advisory firm to the energy industry, which is based in London, U.K., and which was retained by MPAL, the Company’s subsidiary, in 2010 to conduct an advisory assignment with respect to certain of MPAL’s assets owned in the U.K; and (ii) Mr. West’s service until May 2014 as a non-employee director of Key Energy Services Inc. (“Key”), which performed contract drilling rig services for the Company in Poplar during the second quarter of the fiscal year ended June 30, 2014. No contract fees were paid by the Company to Key during the fiscal year ended June 30, 2015. The total contract fees paid by the Company to Key during the fiscal year ended June 30, 2014, was $2.2 million. As of June 30, 2015, and June 30, 2014, respectively, the Company had no unpaid contract fees related to Key.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountants' Fees and Services
EKS&H LLLP ("EKS&H") served as the Company's principal accountant for the audit of the Company's financial statements for the fiscal years ended June 30, 2015, and June 30, 2014, and review of the Company's financial statements included in its Quarterly Reports on Form 10-Q for those fiscal years. Information about their respective fees and services in those years is provided below.
Audit Fees
The aggregate fees paid or to be paid to EKS&H for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q and the audit of the financial statements included in the Company's Annual Reports on Form 10-K for the fiscal years ended June 30, 2015, and June 30, 2014, were $268,566 and $266,325, respectively.
Audit-Related Fees
The aggregate fees paid or to be paid to EKS&H in connection with the Company's audit-related services during the fiscal years ended June 30, 2015, and June 30, 2014, were $41,500 and $21,845, respectively. The services performed during the 2015 fiscal year related to advice and consultation regarding: (i) the Company's Shelf Registration Statement on Form S‑3; (ii) attendance at the Company's annual meeting of shareholders and Audit Committee meetings; (iii) comfort letter procedures associated with the filing of the Company's Shelf Registration Statement on Form S‑3 and the implementation of an at-the-market equity financing facility under the Shelf Registration Statement; and (iv) certain out of pocket expense items. The services performed during the 2014 fiscal year related to: (i) the reporting of the significant transaction involving the sale of the Amadeus Basin assets; (ii) attendance at the Company’s annual meeting of stockholders and Audit Committee meetings; (iii) review of the Company's fiscal year 2013 proxy statement; and (iv) certain out-of-pocket expense items.
Tax Fees
There were no fees paid or to be paid to EKS&H for tax services rendered to the Company during the fiscal years ended June 30, 2015, and June 30, 2014.
All Other Fees
There were no other fees paid or to be paid to EKS&H for any other services rendered to the Company during the fiscal year ended June 30, 2015. During the fiscal year ended June 30, 2014, the Company paid EKS&H $5,500 for other services rendered.
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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

Date:	October 28, 2015	By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

Date:	October 28, 2015	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Senior Vice President - Chief Financial Officer, Treasurer and Corporate Secretary
(as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ J. Thomas Wilson	Date:	October 28, 2015
John Thomas Wilson, President and Chief Executive Officer (as Principal Executive Officer), and Director

/s/ Antoine J. Lafargue	Date:	October 28, 2015
Antoine J. Lafargue, Senior Vice President - Chief Financial Officer, Treasurer and Corporate Secretary (as Principal Financial and Accounting Officer)

/s/ Vadim Gluzman	Date:	October 28, 2015
Vadim Gluzman, Director

/s/ Robert I. Israel	Date:	October 28, 2015
Robert I. Israel, Director

/s/ Brendan S. MacMillan	Date:	October 28, 2015
Brendan S. MacMillan, Director

/s/ Ronald P. Pettirossi	Date:	October 28, 2015
Ronald P. Pettirossi, Director

/s/ J. Robinson West	Date:	October 28, 2015
J. Robinson West, Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.