Form 10-Q
period 2015-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2015-11-13
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer's single class of common stock as of November 6, 2015 was 5,702,532, which is net of 1,209,389 treasury shares held by the registrant.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30, 2015	June 30, 2015
		(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$658	$1,051
Securities available-for-sale	1,901	4,230
Accounts receivable — trade	331	420
Accounts receivable — working interest partners and other	234	130
Inventories	578	651
Prepaid and other assets	2,120	2,100
Total current assets	5,822	8,582

PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Proved oil and gas properties	20,851	20,857
Less accumulated depletion, depreciation, and amortization	(4,481)	(4,355)
Unproved oil and gas properties	700	709
Wells in progress	19,951	19,660
Land, buildings, and equipment (net of accumulated depreciation of $711 and $682 as of September 30, 2015, and June 30, 2015, respectively)	172	202
Net property and equipment	37,193	37,073

OTHER NON-CURRENT ASSETS:
Goodwill	500	500
Other long term assets	565	545
Total other non-current assets	1,065	1,045
Total assets	$44,080	$46,700

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,364	$2,534
Accrued and other liabilities	2,682	2,120
Short-term note payable	108	—
Total current liabilities	6,154	4,654

LONG TERM LIABILITIES:
Notes payable	5,500	5,500
Asset retirement obligations	2,689	2,647
Other long term liabilities	98	98
Total long term liabilities	8,287	8,245

COMMITMENTS AND CONTINGENCIES (Note 14)

PREFERRED STOCK (Note 9):
Series A convertible preferred stock (par value $0.01 per share): Authorized 28,000,000 shares, issued 21,533,044 and 21,162,697 as of September 30, 2015, and June 30, 2015, respectively; liquidation preference of $28,933 and $28,435 as of September 30, 2015, and June 30, 2015, respectively	26,302	25,850
Total preferred stock	26,302	25,850

EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued, 6,911,921 and 6,917,027 as of September 30, 2015, and June 30, 2015, respectively	69	69
Treasury stock (at cost): 1,209,389 and 1,209,389 shares as of September 30, 2015, and June 30, 2015, respectively	(9,806)	(9,806)
Capital in excess of par value	93,478	93,386
Accumulated deficit	(84,509)	(81,006)
Accumulated other comprehensive income	4,111	5,302
Total equity attributable to Magellan Petroleum Corporation	3,343	7,945
Non-controlling interest in subsidiary	(6)	6
Total equity	3,337	7,951
Total liabilities, preferred stock and equity	$44,080	$46,700
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED
	September 30,
	2015	2014
REVENUE FROM OIL PRODUCTION	$649	$1,590

OPERATING EXPENSES:
Lease operating	985	1,214
Depletion, depreciation, amortization, and accretion	198	255
Exploration	247	422
General and administrative	1,978	2,389
Total operating expenses	3,408	4,280

Loss from operations	(2,759)	(2,690)

OTHER INCOME (EXPENSE):
Net interest expense	(67)	—
Loss on investment in securities	(261)	—
Other income (expense)	24	63
Total other income (expense)	(304)	63

Loss before tax	(3,063)	(2,627)

Income tax expense	—	—

Net loss	(3,063)	(2,627)

Net loss attributable to non-controlling interest in subsidiary	12	—

Net loss attributable to Magellan Petroleum Corporation	(3,051)	(2,627)

Preferred stock dividends	(452)	(430)

Net loss attributable to common stockholders	$(3,503)	$(3,057)

Loss per common share (Note 11):
Weighted average number of basic shares outstanding	5,702,780	5,706,860
Weighted average number of diluted shares outstanding	5,702,780	5,706,860

Basic and diluted loss per common share:
Net loss attributable to Magellan Petroleum Corporation, including preferred stock dividends	$(0.61)	$(0.54)
Net loss attributable to common stockholders	$(0.61)	$(0.54)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	September 30,
	2015	2014
Net loss	$(3,063)	$(2,627)

Other comprehensive loss, net of tax:
Foreign currency translation loss	(372)	(1,216)
Unrealized holding loss on securities available-for-sale	(819)	(1,225)
Other comprehensive loss, net of tax	(1,191)	(2,441)
Comprehensive loss	$(4,254)	$(5,068)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
June 30, 2015	$69	$(9,806)	$93,386	$(81,006)	$5,302	$6	$7,951
Net loss	—	—	—	(3,051)	—	(12)	$(3,063)
Other comprehensive loss, net of tax	—	—	—	—	(1,191)	—	$(1,191)
Stock and stock based compensation	—	—	108	—	—	—	$108
Net shares repurchased for employee tax costs upon vesting of restricted stock	—	—	(10)	—	—	—	$(10)
Payment of cash in lieu of issuance of fractional shares in one share for eight shares reverse stock split	—	—	(6)	—	—	—	$(6)
Preferred stock dividend	—	—	—	(452)	—	—	$(452)
September 30, 2015	$69	$(9,806)	$93,478	$(84,509)	$4,111	$(6)	$3,337
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(3,063)	$(2,627)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Foreign transaction loss	145	—
Depletion, depreciation, amortization, and accretion	198	255
Accretion expense of contingent consideration payable	—	36
Allowance for doubtful accounts	59	—
Inventory book to physical adjustment	55	—
Loss on investment in securities	261	—
Stock compensation expense	108	44
Severance and retention benefit costs	440	475
Net changes in operating assets and liabilities:
Accounts receivable	53	135
Inventories	6	(89)
Prepayments and other current assets	(21)	83
Accounts payable and accrued liabilities	759	(410)
Net cash used in operating activities	(1,000)	(2,098)

INVESTING ACTIVITIES:
Additions to property and equipment	(123)	(2,849)
Proceeds from sale of investment securities	836	—
Net cash provided by (used in) investing activities	713	(2,849)

FINANCING ACTIVITIES:
Purchase of common stock	(10)	(104)
Proceeds from issuance of common stock, net	—	149
Payment of cash in lieu of issuance of fractional shares in one share for eight shares reverse stock split	(6)	—
Payment of preferred stock dividend	—	(429)
Deferred financing costs, net	(20)	—
Short term debt issuances	108	—
Net cash provided by (used in) financing activities	72	(384)

Effect of exchange rate changes on cash and cash equivalents	(178)	(318)
Net decrease in cash and cash equivalents	(393)	(5,649)
Cash and cash equivalents at beginning of period	1,051	16,422
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$658	$10,773

Supplemental schedule of non-cash activities:
Unrealized holding loss and foreign currency translation loss on securities available-for-sale	$(1,049)	$(2,074)
Change in accounts payable and accrued liabilities related to property and equipment	$(192)	$308
Accrued preferred stock dividends	$—	$430
Preferred stock dividends paid in kind	$452	$—
Increase in both accrued or other liabilities and prepaid or other assets related to Sopak	$27	$26
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
Going Concern
The Company has incurred losses from operations for the three months ended September 30, 2015, of $2.8 million. In addition, during the three months ended September 30, 2015 working capital has decreased from $3.9 million at June 30, 2015, to negative $332 thousand at September 30, 2015, and the Company's cash balance has decreased to $658 thousand as of September 30, 2015. The Company continues to experience liquidity constraints and has begun selling certain of its non-core assets to fund its operations. However, proceeds from these asset sales may not provide sufficient liquidity to fund operations for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.
As part of the Company's current strategic alternatives review process discussed below, the Company is currently looking for potential merger candidates that may offer improved liquidity and the ability to raise additional capital. The Company is focused on maintaining production while efficiently reducing its operating and general and administrative costs.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP, MPUK, and MPA, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X published by the US Securities and Exchange Commission (the "SEC"). Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the three months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the "2015 Form 10-K"). All amounts presented are in US dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "AUD."
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
As of September 30, 2015, the Company owned a 7.5% interest in Central Petroleum Limited (ASX:CTP) ("Central"), a Brisbane-based exploration and production company traded on the Australian Securities Exchange. The Company accounts for this investment as securities available-for-sale in the accompanying consolidated financial statements.
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
During the year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries because (i) the Company has begun an effort to repay its intercompany balances through the repatriation of cash from these subsidiaries and (ii) the Company is increasingly focusing on its US operations. As such, the Company recorded on its statement of operations for the year ended June 30, 2015, an expense reclassification from accumulated other comprehensive loss arising from foreign currency exchange losses on its intercompany account balances. For the three months ended September 30, 2015, the Company has continued to record foreign currency exchange gains and losses arising from its intercompany account balances in its condensed consolidated statement of operations.
Securities available-for-sale
Securities available-for-sale are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are excluded from earnings and recorded as a component of accumulated other comprehensive loss in stockholders' equity, net of deferred income taxes. The Company recognizes gains or losses when securities are sold. On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered an other-than-temporary impairment. The Company conducted this analysis as of September 30, 2015, and determined that unrealized losses on its investment in Central during the three months ended September 30, 2015 were not of the nature of an other-than-temporary impairment, primarily due to certain announcements by Central regarding the achievement of certain strategic objectives, and the recovery of the market price of Central stock as of the date of the filing of this report to a level above its carrying value. Refer to Note 3 - Securities Available-for-Sale for further information.
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
Impairment of Long-Lived Assets
The Company reviews the carrying amount of its oil and gas properties and unproved leaseholds for impairment whenever events and or changes in circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs, using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. There were no significant changes in circumstances during the quarter ended September 30, 2015, that would indicate that the oil and gas properties carrying values were further impaired.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. GAAP requires goodwill to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment. For the three months ended September 30, 2015, there were no significant changes in events or circumstances that suggested further potential impairment of the Company's goodwill balances at September 30, 2015.
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
Major Customers
The Company's consolidated oil production revenue is derived from its NP segment and was generated from a single customer for the three months ended September 30, 2015 and 2014.
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
Accumulated Other Comprehensive Loss
Comprehensive loss is presented net of applicable income taxes in the accompanying condensed consolidated balance sheets and statements of stockholders' equity and comprehensive loss. Other comprehensive loss is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders' equity instead of net loss.
Loss per Common Share
Income and losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The effects of potentially dilutive securities in the determinations of diluted earnings per share are the dilutive effect of stock options, non-vested restricted stock, and the shares of Series A Preferred Stock.
The potentially dilutive impact of stock options is determined using the treasury stock method. The potentially dilutive impact of the shares of Series A Preferred Stock is determined using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing dilutive shares if the effect would be anti-dilutive. The Series A Preferred Stock is convertible at a rate of one common share for one preferred share, multiplied by an applicable conversion ratio. We did not include any stock options, nor common stock issuable upon the conversion of the Series A Preferred Stock in the calculation of diluted loss per share during each of the three months ended September 30, 2015, and 2014, as their effect would have been antidilutive.
Segment Information
As of June 30, 2015, the Company determined, based on the criteria of ASC Topic 280, that it operates in three segments, NP, MPUK, and MPA, as well as a head office, Magellan ("Corporate"), which is treated as a cost center. As of September 30, 2015, these three operating segments met the minimum quantitative threshold to qualify for separate segment reporting.
The Company's chief operating decision maker is J. Thomas Wilson (President and CEO of the Company), who reviews the results and manages operations of the Company in the three reporting segments of NP, MPUK, and MPA, as well as Corporate. The presentation of all segment information herein reflects the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our reporting segments, see Note 12 - Segment Information, and Part II, Item 8 of our 2015 Form 10-K.
Recently Issued Accounting Standards
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-15, which amends presentation and disclosure requirements outlined in ASU 2015-03 (discussed below) by clarifying guidance for debt issuance costs related to line of credit arrangements, providing that the SEC would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement. The Company does not expect adoption of ASU 2015-15 to have a material effect on its condensed consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 (discussed below) by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date.
In July 2015, the FASB issued ASU No. 2015-11, which requires that inventory that is measured using first-in, first-out or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard will be effective for the first interim period within the Company's fiscal year beginning after December 15, 2016 and is required to be adopted prospectively; early adoption is permitted. The Company does not expect the adoption of this accounting standard to have a significant impact on its condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. At September 30, 2015, adoption of this standard would have resulted in a reclassification from other long term assets to note payable of $71 thousand on the Company's accompanying condensed consolidated balance sheet.
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
In May 2014, the FASB issued ASU No. 2014-09, which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard, as amended by ASU 2015-14 discussed above, will be effective for us in the first quarter of our fiscal year 2019; unless early adopted in the prior fiscal year as permitted under the amendment. The Company is currently evaluating the timing of adoption, which transition approach to use and the impact of the adoption of this standard on its consolidated financial statements.

Note 2 - Sale of Amadeus Basin Assets
On March 31, 2014 (the "Central Closing Date"), pursuant to the Share Sale and Purchase Deed dated February 17, 2014 (the "Sale Deed"), the Company sold its Amadeus Basin assets, the Palm Valley and Dingo gas fields ("Palm Valley" and "Dingo," respectively), to Central through the sale of the Company's wholly owned subsidiary, Magellan Petroleum (N.T.) Pty. Ltd ("MPNT"), to Central's wholly owned subsidiary Central Petroleum PV Pty. Ltd ("Central PV"). In exchange for the assets, Central paid to Magellan (i) AUD $20 million, (ii) customary purchase price adjustments amounting to AUD $800 thousand; and (iii) 39.5 million newly issued shares of Central stock (ASX: CTP), equivalent to an ownership interest in Central of approximately 11%.
The Sale Deed also provides that the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds AUD $5.00/Gigajoule ("GJ") and AUD $6.00/GJ for the first 10 years following the Central Closing Date and for the following 5 years, respectively, with such prices to be escalated in accordance with the Australian CPI. Between the third and fifth anniversaries of the Central Closing Date, inclusive, the Company may seek from Central a one-time payment (the "Bonus Discharge Amount") corresponding to the present value, assuming an annual discount rate of 10%, of any expected remaining bonus payments in exchange for foregoing future bonus payments. If the Company receives the Bonus Discharge Amount, bonus payments and the Bonus Discharge Amount together may not exceed AUD $7 million. The Company also retained its rights to receive any and all bonuses (the "Mereenie Bonus") payable by Santos Ltd ("Santos") and contingent upon production at the Mereenie oil and gas field achieving certain threshold levels. The Mereenie Bonus was established in 2011 pursuant to the terms of the asset swap agreement between the Company and Santos for the sale of the Company's interest in Mereenie to Santos and the Company's purchase of the interests of Santos in the Palm Valley and Dingo gas fields.

Note 3 - Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in Central stock, as follows:

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$2,950	$—	$(1,049)	$1,901

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$4,230	$—	$—	$4,230
During the three months ended September 30, 2015, the Company began selling part of its investment in Central due to the Company's liquidity constraints and financing needs. The realized price at which the Company sold shares of its investment in Central was lower than the Company's amortized cost, on a per share basis, of its investment. Consequently, the Company determined that unrealized losses incurred through June 30, 2015 related to its investment in Central were other-than-temporary, and recognized an impairment loss in the amount of $14.9 million as of June 30, 2015. As of September 30, 2015, the Company again analyzed its investment in Central for further impairment, and concluded that no further impairment was necessary.

Note 4 - Debt
Notes Payable. On September 17, 2014, the Company, through its wholly owned subsidiary NP, entered into a senior secured revolving loan facility (the "Revolving Loan Facility") with West Texas State Bank ("WTSB"). The Revolving Loan Facility had a floating interest rate based on the prime rate with a floor rate of 3.25%, with interest payable quarterly, a maturity of September 30, 2015, and a total available borrowing limit of $8.0 million, of which $5.5 million was drawn as of June 30, 2015, when the Company entered into an amendment to the Revolving Loan Facility whereby the Revolving Loan Facility was converted into a single term loan (the "Term Loan"). The maturity of the Term Loan was extended to June 30, 2020 and bears interest at the prime rate plus 1.50% with an interest rate floor of 4.75%. The Term Loan is secured by substantially all of NP's assets and a guarantee of Magellan secured by a pledge of its membership interest in NP. During the first twelve months of the Term Loan, only monthly interest payments are payable. Principal is amortized over its remaining four year term. Under the terms of the Term Loan, Magellan and NP are subject to certain restrictive covenants customary in similar loan agreements. At September 30, 2015, the Company was in compliance with all such covenants.
On September 17, 2015, the Company entered into a Premium Finance Agreement (the "Premium Note") to finance its insurance premiums in connection with its annual property and casualty insurance renewal. The Premium Note has a principal amount of $108 thousand, bears interest at 6.50% and has an amortization term of nine months. Principal and interest payments of $12 thousand are due monthly October 2015 through June 2016.

Note 5 - Asset Retirement Obligations
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
The following table summarizes the ARO activity for the three months ended September 30, 2015:

Total
(In thousands)
Fiscal year opening balance	$2,647
Accretion expense	42
Effect of exchange rate changes	—
Balance at September 30, 2015	2,689
Less current asset retirement obligation	—
Long term asset retirement obligation	$2,689

Note 6 - Fair Value Measurements
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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Company's policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed above for all periods presented. During the three months ended September 30, 2015, and 2014, there were no transfers in or out of Level 1, Level 2, or Level 3.
Assets and liabilities measured on a recurring basis
The Company's financial instruments exposed to concentrations of credit risk primarily consist of cash and cash equivalents. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and current portion of notes payable reflect these items' cost, which approximates fair value based on the timing of the anticipated cash flows and current market conditions. The recorded value of the Term Loan (see Note 4 - Debt) approximates fair value due to the variable interest rate structure of the note.
Items required to be measured at fair value on a recurring basis by the Company include securities available-for-sale and contingent consideration payable (as discussed further below). Within the valuation hierarchy, the Company measures the fair value of securities available-for-sale using Level 1 inputs, and the fair value of contingent consideration payable using Level 3 inputs. As of September 30, 2015, and June 30, 2015, the fair value of securities available-for-sale was $1.9 million and $4.2 million, respectively. As of both September 30, 2015, and June 30, 2015, the fair value of contingent consideration payable was $0. The following table presents items required to be measured at fair value on a recurring basis as of the periods presented:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$1,901	$—	$—	$1,901

Liabilities:
Contingent consideration payable (1)	$—	$—	$—	$—

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$4,230	$—	$—	$4,230

Liabilities:
Contingent consideration payable (1)	$—	$—	$—	$—
(1) See Note 14 - Commitments and Contingencies, below for additional information about this item.
The contingent consideration payable as discussed in Note 14 - Commitments and Contingencies - Contingent production payments is a potential standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market, or market participants. The inputs for this instrument are unobservable and therefore classified as Level 3 inputs. The calculation of this liability is a significant management estimate and uses drilling and production projections based in part on the Company's reserve report for NP to estimate future production bonus payments and a discount rate that is reflective of the Company's credit adjusted borrowing rate.
Inputs are reviewed by management on an annual basis or more frequently as deemed appropriate, and the potential liability is estimated by converting estimated future production bonus payments to a single net present value using a discounted cash flow model. Payments of future production bonuses are sensitive to Poplar's 60 days rolling gross production average. The contingent consideration payable would increase with significant production increases and/or a reduction in the discount rate.
The Company has previously recorded a liability and resulting accretion expense for the estimated fair value of the contingent consideration payable. The Company undertook a review of its planned drilling program at Poplar with respect to its undeveloped resource locations as of June 30, 2015, and determined, in light of the then current oil price environment and liquidity situation, to defer this drilling program for an indefinite period. Without this drilling program and the production volumes anticipated therefrom, the Company does not currently anticipate that the conditions for the payment of the contingent consideration will be met in the foreseeable future. As such, the Company has not recorded any contingent consideration payable as of June 30, 2015, or September 30, 2015, in the accompanying condensed consolidated financial statements. See Note 14 - Commitments and Contingencies, below for additional information about this item.
Adjustments to the fair value of the contingent consideration payable are recorded in the unaudited condensed consolidated statements of operations under other (expense) income.
Assets and liabilities measured on a nonrecurring basis
The Company also utilizes fair value to perform an impairment test on its oil and gas properties annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Fair value is estimated using expected discounted future cash flows from oil and gas properties. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are also classified within Level 3. For the three months ended September 30, 2015, the Company reviewed its proved oil and gas properties for a possible further impairment since June 30, 2015 and concluded that no further impairment had occurred as of September 30, 2015.

Note 7 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for the three months ended September 30, 2015, and 2014, is 0% and 0%, respectively. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and foreign tax credit carry forwards.
During the three months ended March 31, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries. As of September 30, 2015, the Company has an overall deferred tax asset net of a deferred tax liability related to the basis difference in its foreign subsidiaries. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTAs management believes is "more-likely-than-not" to be realized in future periods.
We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at June 30, 2015, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of September 30, 2015. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is "more-likely-than-not" that those DTAs will be realized.
During the year ended June 30, 2014, the Company utilized all of its available net operating loss carryforwards from the state of Montana. As a result, the Company is subject to taxation in the state of Montana based upon its apportioned income to that state, calculated using a waters edge methodology.

Note 8 - Stock Based Compensation
The 2012 Stock Incentive Plan
On January 16, 2013, the Company's shareholders approved the Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (the "2012 Stock Incentive Plan"). The 2012 Stock Incentive Plan replaced the Company's 1998 Stock Incentive Plan (the "1998 Stock Plan"). The 2012 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock and/or restricted stock units, performance shares and/or performance units, incentive awards, cash awards, and other stock based awards to selected employees, including officers, directors, and consultants of the Company (or subsidiaries of the Company). The stated maximum number of shares of the Company's common stock authorized for awards under the 2012 Stock Incentive Plan is 625,000 shares plus the remaining number of shares under the 1998 Stock Plan immediately before the effective date of the 2012 Stock Incentive Plan, which was 36,054 as of January 15, 2013. The number of aggregate shares available for issuance will be reduced by 1 share for each share granted in the form of a stock option or stock appreciation right and 2 shares for each share granted in the form of any award that is not a stock option or stock appreciation right that is settled in stock. The maximum aggregate annual number of options or stock appreciation rights that may be granted to one participant is 125,000, and the maximum annual number of performance shares, performance units, restricted stock, or restricted stock units that may be granted to any one participant is 62,500. The maximum term of the 2012 Stock Incentive Plan is ten years. In October 2014, pursuant to an Options and Stock Purchase Agreement, the Company repurchased 189,062 options from a former executive, which options were previously granted under the Company's 1998 Stock Plan. Pursuant to the terms of the 2012 Stock Incentive Plan, the unissued shares underlying these unexercised options were added to the shares available for issuance under the 2012 Stock Incentive Plan.
Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain vesting provisions such that options are TBOs, PBOs, or MBOs. During each of the three months ended September 30, 2015, and September 30, 2014, the Company granted no stock options.
Exercises
During the three months ended September 30, 2015, no stock options were exercised. During the three months ended September 30, 2014, 36,067 stock options were exercised, resulting in the issuance of 28,154 shares of common stock, which number is net of shares withheld to satisfy employee tax and exercise price obligations.
Forfeitures / Cancellations
During the three months ended September 30, 2015, 6,250 stock options were forfeited or canceled. The forfeiture of unvested options during the three months ended September 30, 2015 resulted in the reversal of previously recorded compensation expense of $30 thousand, which was recorded as an offset to general and administrative expense in the accompanying unaudited condensed consolidated statement of operations. During the three months ended September 30, 2014, 144,010 stock options were canceled or forfeited.
Expirations
During the three months ended September 30, 2015, 33,333 stock options expired without exercise. During the prior year period, no stock options expired.
As of September 30, 2015, a total of 332,028 MBOs and PBOs had not vested, and 175,703 options, including forfeited or canceled options, remained available for future issuance under the 2012 Stock Incentive Plan. Stock options outstanding have expiration dates ranging from October 31, 2015, to January 12, 2025.
The following table summarizes the stock option activity for the three months ended September 30, 2015:

	Number of Shares	WAEPS (1)
Fiscal year opening balance	1,032,334	$11.15
Granted	—	$0.00
Exercised	—	$0.00
Forfeited/canceled	(6,250)	$8.40
Expired	(33,333)	$8.96
Balance at September 30, 2015	992,751	$11.25
Weighted average remaining contractual term	5.47	years
(1) Weighted average exercise price per share.

Stock Compensation Expense
The Company recorded $108 thousand and $44 thousand of related stock compensation expense for the three months ended September 30, 2015 and 2014, respectively. Stock compensation expense is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The $108 thousand of stock compensation expense for the three months ended September 30, 2015 consisted of expense amortization related to prior period awards of $138 thousand, partially offset by forfeitures as described above. As of September 30, 2015, and 2014, the unrecorded expected future compensation expense related to stock option awards was $796 thousand and $757 thousand, respectively.
Stock Awards
The Company's director compensation policy is designed to provide the Company's non-employee directors with a portion of their annual base Board service compensation in the form of equity with a value equal to $35,000, with the determination of the exact number of shares to be made on July 1st, or on the date of the subsequent annual stockholders' meeting (the "Stock Award"). In either case, the number of shares to be awarded is determined using the fair value of the shares as of July 1. In addition, there is an annual cash award alternative to the annual Stock Award whereby a non-employee Director may elect to receive $35,000 in cash to exercise previously awarded options to acquire Common Stock, the exercise price of which is at least equal in value to the Common Stock eligible for receipt by the Director pursuant to the Stock Award (with the difference in value of the options and $35,000 to be paid in cash, referred to as the Make-Up Payment). On July 3, 2015, the Special Committee determined that the director's annual stock award would be deferred and revisited in a few months after the strategic alternatives review process has advanced further and liquidity issues have been addressed. As of September 30, 2015, the Company had not made the Stock Award payment that is to be determined as of July 1, but has accrued a total of $175,000, representing the $35,000 equity value of the Stock Award to each non-employee director. On July 1, 2014, the Company issued a total of 12,041 shares of its Common Stock to non-employee directors and one board-observer pursuant to this policy and the 2012 Stock Incentive Plan. Pursuant to the compensation policy, one director elected to apply his annual compensation to the exercise of a portion of his previously awarded and vested options in lieu of receiving a share award, resulting in the issuance of an additional 2,734 shares upon exercise.

Note 9 - Preferred Stock
Series A Convertible Preferred Stock Financing
On May 10, 2013, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") with One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P. Pursuant to the terms of the Series A Purchase Agreement, on May 17, 2013 (the "Closing Date"), the Company issued to One Stone

19,239,734 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a purchase price of approximately $1.22149381 per share (the "Purchase Price"), for aggregate proceeds of approximately $23.5 million. Subject to certain conditions, each share of Series A Preferred Stock and any related unpaid accumulated dividends are convertible into one share of the Company's Common Stock, par value $0.01 per share, at an initial conversion price equal to the Purchase Price. As a result of the one share for eight shares reverse split of the Company's Common Stock effective July 10, 2015, the conversion price was adjusted to reflect the ratio of pre-split common shares outstanding to post-split common shares outstanding multiplied by the Purchase Price, or $9.77586545 per share (the "Adjusted Conversion Price"). Please refer to Note 10 - Preferred Stock of the Notes to the Consolidated Financial Statements in the Company's 2015 Form 10-K for further information regarding key terms and registration rights applicable to the Company's Series A Preferred Stock.
The Company has analyzed the embedded features of the Series A Preferred Stock and has determined that none of the embedded features is required under US GAAP to be bifurcated from the Series A Preferred Stock and accounted for separately as a derivative. The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at the time of issuance in the amount of $23.5 million. The Company will accrete the Series A Preferred Stock to the redemption value if events or circumstances indicate that redemption is probable. No accretion was recorded during the three months ended September 30, 2015, nor during the year ended June 30, 2015.
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
For the three months ended September 30, 2015 and 2014, the Company recorded preferred stock dividends of $452 thousand and $430 thousand, respectively, related to the Series A Preferred Stock. The preferred stock dividends for the three months ended September 30, 2015, were paid in kind. Accordingly, the value of these dividends of $452 thousand was recorded and added to the preferred stock balance on the Company's balance sheet at September 30, 2015.
The activity related to the Series A Preferred Stock for the three months ended September 30, 2015, and the fiscal year ended June 30, 2015, is as follows:

	THREE MONTHS ENDED		FISCAL YEAR ENDED
	September 30, 2015		June 30, 2015
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	21,162,697	$25,850	20,089,436	$24,539
Current year PIK dividend shares issued	370,347	452	1,073,261	1,311
Balance at end of period	21,533,044	$26,302	21,162,697	$25,850

Note 10 - Stockholders' Equity
Treasury Stock
On July 10, 2015, to effect the one share for eight shares reverse split of the Company's common stock, the Company paid cash in lieu of issuance of fractional shares totaling 2,284 post-split shares. The shares underlying the payment of cash in lieu were immediately canceled.
On July 1, 2015, upon the vesting of 12,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,822 shares to settle withholding taxes. The withheld shares were immediately canceled.
On October 10, 2014, Magellan repurchased 31,250 shares from William H. Hastings, a former Company executive, pursuant to an Options and Stock Purchase Agreement. See Note 8 - Stock Based Compensation for further details.
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
All repurchased shares of Common Stock currently being held in treasury are being held at cost, including any direct costs of repurchase. The following table summarizes the Company's treasury stock activity as follows:

	THREE MONTHS ENDED		FISCAL YEAR ENDED
	September 30, 2015		June 30, 2015
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	1,209,389	$9,806	1,178,139	$9,344
Shares repurchased from former executive	—	—	31,250	462
Net shares repurchased for employee tax and option exercise price obligations related to the vesting of restricted stock and the exercise of employee stock options	2,822	10	5,981	104
Net shares repurchased to eliminate fractional shares in July 10, 2015 one share for eight shares reverse stock split	2,284	6	—	—
Cancellation of shares repurchased	(5,106)	(16)	(5,981)	(104)
Balance at end of period	1,209,389	$9,806	1,209,389	$9,806

Note 11 - Loss Per Common Share
The following table summarizes the computation of basic and diluted loss per share:

	THREE MONTHS ENDED
	September 30,
	2015	2014
	(In thousands, except share and per share amounts)
Net loss	$(3,063)	$(2,627)
Preferred stock dividend	(452)	(430)
Net loss, including preferred stock dividends	(3,515)	(3,057)
Net loss attributable to non-controlling interest in subsidiary	12	—
Net loss attributable to common stockholders	$(3,503)	$(3,057)

Basic weighted average shares outstanding	5,702,780	5,706,860
Add: dilutive effects of in-the-money stock options	—	—
Diluted weighted average common shares outstanding	5,702,780	5,706,860

Basic loss per common share:
Net loss attributable to Magellan Petroleum Corporation, including preferred stock dividends	$(0.61)	$(0.54)
Net loss attributable to common stockholders	$(0.61)	$(0.54)

Diluted loss per common share:
Net loss attributable to Magellan Petroleum Corporation, including preferred stock dividends	$(0.61)	$(0.54)
Net loss attributable to common stockholders	$(0.61)	$(0.54)
There is no dilutive effect on loss per share in periods with net losses. Stock options or shares of Common Stock issuable upon the conversion of the Series A Preferred Stock were not considered in the calculations of diluted weighted average common shares outstanding as they would be antidilutive. Potentially dilutive securities excluded from the calculation of diluted shares outstanding in periods with net losses are as follows:

	THREE MONTHS ENDED
	September 30,
	2015	2014
In-the-money stock options	—	368,078
Common shares issuable upon conversion of Series A Preferred Stock	2,690,553	2,510,174
Total	2,690,553	2,878,252

Note 12 - Segment Information
The Company conducts its operations through three wholly owned subsidiaries: NP, which operates in the US; MPUK, which includes our operations in the UK; and MPA, which includes our operations in Australia. Oversight for these subsidiaries is provided by Corporate, which is treated as a cost center.

	THREE MONTHS ENDED
	September 30,
	2015	2014
	(In thousands)
Revenue from oil production:
NP	$649	$1,590

Net (loss) income:
NP	$(804)	$113
MPUK	(187)	(432)
MPA	(397)	(635)
Corporate	(1,680)	(1,673)
Inter-segment elimination	5	—
Consolidated net loss	$(3,063)	$(2,627)

	September 30, 2015	June 30, 2015
	(In thousands)
Total assets:
NP	$36,931	$37,130
MPUK	2,012	2,373
MPA	2,426	4,593
Corporate	79,596	79,474
Inter-segment elimination (1)	(76,885)	(76,870)
Total assets	$44,080	$46,700
(1) Asset inter-segment eliminations are primarily derived from investments in subsidiaries.

Note 13 - Oil and Gas Activities
The following table presents the capitalized costs under the successful efforts method for oil and gas properties as of:

	September 30, 2015	June 30, 2015
	(In thousands)
Proved oil and gas properties:
United States	$20,851	$20,857
Less accumulated depletion, depreciation, and amortization	(4,481)	(4,355)
Total net proved oil and gas properties	$16,370	$16,502

Unproved oil and gas properties:
United States	$468	$468
United Kingdom	232	241
Australia	—	—
Total unproved oil and gas properties	$700	$709

Wells in Progress:
United States	$18,880	$18,560
United Kingdom	1,071	1,100
Total wells in progress	$19,951	$19,660

Note 14 - Commitments and Contingencies
Refer to Note 14 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our 2015 Form 10-K for information on all commitments.
Contingent production payments. In September 2011, the Company entered into a Purchase and Sale Agreement (the "Nautilus PSA") among the Company and the non-controlling interest owners of NP for the Company's acquisition of the sellers' interests in NP. The Nautilus PSA provides for potential future contingent production payments, payable by the Company in cash to the sellers, of up to a total of $5.0 million if certain increased average daily production rates for the underlying properties are achieved. J. Thomas Wilson, a director and executive officer of the Company, has an approximately 52% interest in such contingent payments. See Note 6 - Fair Value Measurements above for information regarding the estimated discounted fair value of the future contingent consideration payable related to the Nautilus PSA.
Sopak Collateral Agreement. On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase: (i) 1,158,080 shares of the Company's Common Stock and (ii) a warrant granting Sopak the right to purchase from the Company an additional 543,478 shares of Common Stock. The Collateral Agreement was subsequently amended on January 15, 2013, and completed on January 16, 2013. The Company has estimated that there is the potential for a statutory liability of approximately $1.7 million and $1.7 million as of September 30, 2015, and June 30, 2015, respectively, related to US Federal tax withholdings and related penalties and interest related to the Collateral Agreement. As a result, we have recorded a total liability of $1.7 million and $1.7 million as of September 30, 2015, and June 30, 2015, respectively, under accrued and other liabilities in the unaudited condensed consolidated balance sheets included in this report. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable of $1.7 million and $1.7 million as of September 30, 2015, and June 30, 2015, respectively, under prepaid and other assets in the unaudited condensed consolidated balance sheets.
Celtique Litigation. On March 3, 2015, MPUK received a claim form and particulars of claim that was issued in the High Court of Justice, Queen’s Bench Division, Commercial Court in London, England on February 26, 2015, pursuant to which Celtique Energie Weald Limited ("Celtique") as the claimant seeks, among other things, a declaration that MPUK’s 50% equal co-ownership rights with Celtique in PEDLs 231, 234 (within which license area the Broadford Bridge-1 well site is located), and 243 in the central Weald Basin in the UK have been forfeited to Celtique, and payment of £1.5 million (equivalent to $2.3 million as of September 30, 2015) for the outstanding cash calls related to the Broadford Bridge-1 well along with interest on that amount at 5% above base rate until payment (the "Celtique Claim").

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
MPUK believes that it has strong defenses and intends to vigorously contest the Celtique Claim. However, due to the early stage of this matter and the uncertainty and risks inherent in litigation, the Company cannot predict an ultimate outcome. As such, a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot be made as of the date of these consolidated financial statements. The Company has approximately $919 thousand in capitalized costs related to these licenses included in the accompanying consolidated balance sheet.
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
Poplar CO2-EOR Pilot Bonus. Mi3 Petroleum Engineering ("Mi3") is a Golden, Colorado, based petroleum engineering firm that advises the Company with respect to its CO2-EOR activities, including the Company's CO2-EOR pilot at Poplar (See Note 15 - Related Party Transactions). Pursuant to the terms of a master services contract, as amended on November 4, 2015, Mi3 is entitled to a payment in the amount of $100 thousand, contingent upon the completion of a transaction resulting in the sale of Poplar to a third party, in addition to a fixed payment for certain services provided.

Note 15 - Related Party Transactions
Devizes International Consulting Limited. A director of Celtique, with which the Company co-owns equally several licenses in the UK, is also the sole owner of Devizes International Consulting Limited ("Devizes"). Devizes performs consulting related services to MPUK. The Company recorded $25 thousand and $81 thousand of consulting fees related to Devizes during the three months ended September 30, 2015, and 2014, respectively.
Mervyn Cowie. Mervyn Cowie, a former employee of the Company's MPA subsidiary, currently serves both as a director of MPA and its subsidiaries and as a consultant to MPA. Since December 1, 2014, the recurring monthly fee payable to Mr. Cowie for his consulting services amounts to AUD $5,400.
Mi3 Petroleum Engineering. In association with its purchase of an option to acquire CO2 from Farnham Dome, on August 14, 2014, the Company formed a subsidiary, Utah CO2. On December 1, 2014, two other non-controlling interest owners became members of Utah CO2, one of which is Mi4 Oil and Gas LLC ("Mi4"), a Colorado limited liability company majority owned by Mi3. Mi3 performs ongoing consulting work for both Utah CO2 and other Magellan entities. During the three months ended September 30, 2015, the Company recorded $123 thousand of consolidated expense related to fees payable to Mi3 for services for the CO2-EOR Pilot. Mi3 was not a related party to the Company prior to December 1, 2014.

Note 16 - Employee Retention and Severance Costs
The Company is required to record charges for one-time employee severance benefits and other associated costs as incurred.
Incentive Agreements with Chief Financial Officer
On October 12, 2015, the Company entered into a series of new incentive compensation agreements with Antoine J. Lafargue, the Company's Chief Financial Officer (the "CFO Incentive Agreements"). The CFO Incentive Agreements include i) amendments to the provisions for severance payments available to the CFO under his existing employment agreement dated October 31, 2014 (pursuant to an amendment of such employment agreement), to include provisions for the payment of up to two years' salary as severance in the event that the CFO’s employment with the Company is terminated under certain circumstances within a period ending ten months after the date on which a qualifying transaction (as generally defined below) occurs, capped at $600 thousand; ii) a restricted stock award agreement whereby a restricted stock grant was made to the CFO on October 12, 2015 totaling 62,500 shares of common stock that are to vest immediately prior to the completion of a qualifying transaction; iii) a potential cash award pursuant to a transaction incentive agreement, which cash award is contingent upon the completion of a qualifying transaction and would range from $0 to $1 million based on the market value of the Company's common stock reflected in the qualifying transaction, with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the qualifying transaction above a minimum market value threshold of $1.60 per share; iv) a phantom stock award, also pursuant to the transaction incentive agreement, with payment contingent upon completion of a qualifying transaction and to be based on the value of 62,500 notional shares; and v) an override bonus agreement which provides for a potential bonus outside of the Company’s 2012 Omnibus Incentive Compensation Plan that would double the amounts payable under the awards available under ii, iii, and iv, above, in certain circumstances. For purposes of the CFO Incentive Agreements, a qualifying transaction is generally defined to mean an acquisition of more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, or the sale or other disposition of greater than 95% of the value of the gross assets of the Company, in either case occurring prior to December 31, 2017. No accrual has been made in the accompanying condensed consolidated financial statements for the CFO Incentive Agreements as amounts were contingent on the occurrence of future events and service. The Company does not consider the future events to meet the definition of "probable" due to the nature of the events being contingent upon third parties outside of the Company's control.
Employee Retention Cash Bonus Plan
On June 5, 2015, the Compensation, Nominating and Governance Committee of the Board of Directors of the Company and the Board of Directors of the Company approved a cash bonus plan for the Company's non-executive officer employees for the purpose of retention of certain key accounting, human resource, and administrative employees through certain key milestone events (the "Employee Retention Cash Bonus Plan"). The terms of the Employee Retention Cash Bonus Plan specify payment of retention bonuses for such employees upon the achievement of the milestones, which are i) the filing of the Company's annual report on Form 10-K for the year ended June 30, 2015 (which occurred in October, 2015), and ii) the completion of a strategic transaction. The maximum bonus payable to the employees under each of the milestones is as follows: i) $168 thousand, and ii) $286 thousand, respectively. As of September 30, 2015, the Company has recorded an accrual in the amount of $440 thousand in the accompanying consolidated financial statements for the Employee Retention Cash Bonus Plan.
Severance and Termination Benefit Payments
On August 31, 2014, the Company provided a notice of termination to the only remaining employee of its MPA subsidiary. As a result, during the three months ended September 30, 2014, the Company expensed and paid total employee-related severance costs of $475 thousand.

Note 17 - Subsequent Events
Incentive Agreements with Chief Financial Officer
On October 12, 2015, the Company entered into a series of new incentive compensation agreements with Antoine J. Lafargue, the Company's Chief Financial Officer. Refer to Note 16 - Employee Retention and Severance Costs for further details.
Partial Sale of Central Investment

Beginning in July 2015, and through November 6, 2015, the Company has sold 12.9 million shares of Central in the open market and generated approximately AUD $1.5 million (USD $1.1 million) of proceeds. As of November 6, 2015, the Company continues to own approximately 26.6 million shares of Central, which at the closing per share market price as of November 6, 2015 of AUD $0.240 and foreign exchange rate of 0.71, represented approximately $4.6 million of potential liquidity.
NASDAQ Listing Requirements
On November 5, 2015, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") indicating that, based upon the closing bid price of the Company's common stock for the previous 30 consecutive business days, the common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). The letter also indicates that the Company will be provided with a compliance period of 180 calendar days, or until May 3, 2016, in which to regain compliance, pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A). The letter further indicates that if, at any time during the 180-day compliance period, the closing bid price of the Common Stock is at least $1.00 for a minimum of ten consecutive business days, NASDAQ will provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement. The Company intends to continue to monitor the bid price levels for the Common Stock, and will consider appropriate alternatives to achieve compliance within the 180-day compliance period.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our 2015 Form 10-K, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2015 Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the 2015 Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our discussion and analysis includes forward looking statements that involve risks and uncertainties and should be read in conjunction with the Risk Factors under Item 1A of Part II of this report and under Item 1A of the 2015 Form 10-K, along with the cautionary discussion about forward looking statements at the end of this section, for information about the risks and uncertainties that could cause our actual results to be materially different than the results expressed or implied in our forward looking statements.

OVERVIEW OF THE COMPANY
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we") is an independent oil and gas exploration and production company focused on the development of CO2-enhanced oil recovery ("CO2-EOR") projects in the Rocky Mountain region. Historically active internationally, Magellan also owns significant exploration acreage in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia, which the Company currently plans to farmout, and a 7.2% ownership stake in Central Petroleum Limited (ASX:CTP) ("Central"), a Brisbane based junior exploration and production company that operates one of the largest holdings of prospective onshore acreage in Australia.
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

SUMMARY RESULTS OF OPERATIONS
The Company has incurred losses from operations for the three months ended September 30, 2015, of $2.8 million. In addition, during the three months ended September 30, 2015, working capital has decreased from $3.9 million at June 30, 2015, to a working capital deficit of $332 thousand at September 30, 2015, and the Company's cash balance has decreased to $658 thousand as of September 30, 2015. The Company continues to experience liquidity constraints and has begun selling certain of its non-core assets to fund its operations. However, proceeds from these asset sales may not provide sufficient liquidity to fund operations for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Revenues. Revenues for the three months ended September 30, 2015, totaled $649 thousand, compared to $1.6 million for the prior year period, a decrease of 59%. The $941 thousand decrease in revenue was primarily due to a decrease in the realized pricing per barrel of $47.62 due to the decline in WTI, the relevant oil price benchmark.
Loss from continuing operations. Loss from continuing operations for the three months ended September 30, 2015 totaled $3.1 million ($(0.61)/basic share), compared to loss from continuing operations of $2.6 million ($(0.54)/basic share) in the prior year. The increase in loss from continuing operations was primarily the result of a loss recognized on our available-for-sale investment in securities of $261 thousand in the current year.
Adjusted EBITDAX. Adjusted EBITDAX (see Non-GAAP Financial Measures and Reconciliation below) for the three months ended September 30, 2015, totaled negative $2.2 million, compared to negative $2.0 million in the prior year period. The decrease in Adjusted EBITDAX resulted from a decrease in revenues, which was partially offset by decreases in lease operating expenses and general and administrative expenses, net of foreign currency transaction losses and stock based compensation expense.
Cash. As of September 30, 2015, Magellan had $658 thousand in cash and cash equivalents, compared to $1.1 million at June 30, 2015. The decrease of $393 thousand was the result of net cash used in operating activities of $1.0 million, net cash provided by investing activities of $713 thousand, net cash provided by financing activities of $72 thousand, and net decrease in cash from the effect of exchange rate changes of $178 thousand. The net cash provided by investing activities primarily related to proceeds from the sale of shares of Central's stock.

CORPORATE EVENTS
Strategic Alternatives Review Process
In light of the Company's currently constrained capital resources and the significant capital requirements to develop Poplar using CO2-EOR, on June 5, 2015, the Company formed a special committee of independent members of the Board of Directors of the Company (the "Special Committee") to i) consider various strategic alternatives potentially available to the Company, which may include, but are not limited to, sales of some or all of the assets of the Company, joint ventures, a recapitalization, and a sale or merger of the Company and ii) amend compensation arrangements of executives and employees for the purpose of retention and alignment of interests with the interests of the common stockholders during such strategic alternatives review process. The Special Committee engaged Petrie Partners, LLC as financial advisor to assist in the consideration of such matters. The Special Committee has been and continues to be actively engaged in the strategic alternatives review process, and is currently in discussions with various potential parties regarding a potential transaction or series of transactions. However, as of the date of filing this report, no decision on any particular strategic alternative or transaction has been reached, and there is no assurance that any future agreement will be reached, or that any future sale or other strategic alternative transaction or transactions will occur.
Reverse Stock Split
On July 10, 2015, the Company filed an amendment to its certificate of incorporation to effect a one share for eight shares reverse stock split of its common stock, effective July 10, 2015. All share and per share amounts relating to the common stock, stock options to purchase common stock, including the respective exercise prices of each such option, and the conversion ratio of the Series A Preferred Stock included within this report have been retroactively adjusted to reflect the reduced number of shares resulting from this action. Stock price targets contained within market based options were similarly adjusted. The par value and the number of authorized, but unissued, shares remain unchanged following the reverse stock split. No fractional shares were issued following the reverse stock split and the Company has paid cash in lieu of any fractional shares resulting from the reverse stock split.
NASDAQ Listing Requirements
On January 27, 2015, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") indicating that the Company's common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market. On July 27, 2015, NASDAQ notified the Company that it had regained compliance with the minimum bid price requirement. Instrumental in allowing the Company to regain compliance with the NASDAQ listing rules was the Company's one share for eight shares reverse stock split, completed on July 10, 2015. We believe that the Company's platform as a public entity carries certain intrinsic value and that stockholders benefit from the enhanced liquidity provided by the listing of the Company's common stock on NASDAQ. However, on November 5, 2015, the Company received a letter from NASDAQ indicating that, based upon the closing bid price of the Company's common stock for the previous 30 consecutive business days, the Common Stock did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). The letter also indicates that the Company will be provided with a compliance period of 180 calendar days, or until May 3, 2016, in which to regain compliance, pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A). The letter further indicates that if, at any time during the 180-day compliance period, the closing bid price of the Common Stock is at least $1.00 for a minimum of ten consecutive business days, NASDAQ will provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement. The Company intends to continue to monitor the bid price levels for the Common Stock, and will consider appropriate alternatives to achieve compliance within the 180-day compliance period.

HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended September 30, 2015, in parallel with the ongoing strategic alternative review process, the Company continued to operate its projects to evaluate and determine the potential of its exploration and production properties.

Poplar (Montana, USA)
CO2-EOR pilot project. During fiscal year 2015, the Company estimated that substantial additional hydrocarbons may be produced from Poplar using the CO2-EOR technique. During the three months ended September 30, 2015, the Company continued to review and integrate the data collected from the pilot into the Company's reservoir simulation model, with the assistance of third party consultants. The reservoir simulation model is the basis on which the Company created a potential development plan for the Charles formation of Poplar using CO2-EOR, which development plan details the various phases of drilling activity, including the number of production and injection wells necessary, the amount of CO2 required to “sweep” the Charles formation and the estimated resulting oil production over approximately a forty year period. In addition, the Company evaluated the availability, feasibility and costs of certain key aspects of the potential development plan of Poplar, including i) the sources of CO2 which could be available to the project within a reasonable distance, ii) the pipeline to transport the CO2 from its potential sources to Poplar, and iii) the surface facilities and their ancillary requirements, and integrated this information in the development plan of Poplar. Based on the development plan, the Company concluded that the development of Poplar using CO2-EOR will require significant capital to invest, the amount of which we estimate at several hundreds of millions of dollars and that the economic viability will depend on a recovery of oil prices. Considering that the development of Poplar is expected to span over several decades and the incremental volume of oil potentially recoverable from Poplar using CO2-EOR, we believe that this asset should be attractive to potential investors that would have a long term view of the oil industry and commodity prices. Also considering the significant capital requirement of the potential development plan of Poplar and in light of the current capitalization of the Company, we believe that a significant partner is needed to support the development of this project both financially and operationally, which led the Company to initiate the strategic alternative review process in June, 2015.
Operationally, in June 2015, the Company stopped injecting CO2 and started injecting water, pursuant to a water alternating gas process (the “WAG Process"). The purpose of a WAG Process is to optimize the sweep efficiency of the CO2 by reducing the total volume of CO2 required to mobilize the oil that remains in the reservoir. The Company completed a full cycle of the WAG Process and has since halted the WAG Process, primarily due to the Company’s current liquidity constraints. Oil continues to be produced from the producing wells of the CO2-EOR pilot project and the Company monitors constantly the key data arising from the wells of the CO2-EOR pilot, including pressure, temperature, and production rates.
Shallow Intervals. During the three months ended September 30, 2015, Magellan sold 18 Mboe (196 boepd) of oil attributable to its net revenue interests in Poplar. This production came primarily from primary production from the Charles formation. During the three months ended September 30, 2015, the Company implemented certain cost saving initiatives, including a program of shutting-in certain wells which were estimated by the Company to be uneconomical in the current price environment, halting workovers, and the optimization of the utilization of the Company’s employees and third party service providers. Following the implementation of these costs saving initiatives, the Company believes that it has achieved close to break even production at Poplar in September 2015 and should be able to generate positive cash flows from operations at current oil prices from its production at Poplar for the quarter ending December 31, 2015.
Deep Intervals. During the three months ended September 30, 2015, there was no production from the Deep Intervals at Poplar.
United Kingdom
UK - Horse Hill. During the three months ended September 30, 2015, our partner in the Horse Hill-1 well (“HH-1”), Horse Hill Development Limited (“HHDL”), progressed certain analysis and studies of the data collected from the drilling of HH-1 and prepared for the flow test of certain formations of HH-1. We believe that HHDL is planning to conduct a flow test of the conventional formations, particularly the Portland Sandstone and the tight underlying Jurassic-aged formations during the fourth quarter of calendar year 2015 or at the beginning of calendar year 2016. Magellan is fully carried by HHDL for the cost of performing the flow test under the terms of the farmout agreement with HHDL. Once the Company receives the results of the flow test, the Company will determine what it believes is the most appropriate path to generate value for its shareholders, which path may include a sale or further farmout agreement of the Company’s interest in HH-1 and PEDLs 137 and 246, and which will reflect consideration of the overall political and social environment in the UK with respect to conventional and unconventional oil and gas developments.
UK - Central Weald Licenses. In regards to PEDLs 231, 234, and 243, which are co-owned with Celtique, during the three months ended September 30, 2015, the Company continued to manage the pending litigation with Celtique. Potential resolutions of the pending litigation could include a potential buyout by one of the two co-owners or a combined sale process. Considering the pending litigation and that these licenses are subject to drill-or-drop obligations with license terms ending June 30, 2016, there is a risk that the litigation with Celtique will not be resolved in time to avoid the relinquishment of these licenses.
Peripheral Weald Licenses. With respect to P1916, there was very limited activity during the three months ended September 30, 2015, and no further activity is planned during fiscal year 2016.

Australia
NT/P82. In July 2015, the Company engaged RFC Ambrian as a financial advisor to support the Company’s efforts to conduct a farmout process. As part of the potential farmout, the Company expects to relinquish a portion of its working interest in, and operatorship of, NT/P82, in exchange for a commitment from the partner to meet the work requirements under the terms of the license and potential renewal term. Given the high level of offshore drilling activity in the Bonaparte Basin, the network of installed gas infrastructure in the relative vicinity of our block, and the relatively shallow depths of water in the license, the Company believes it is well positioned to successfully execute a farmout agreement during fiscal year 2016.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
During the three months ended September 30, 2015, the Company used $393 thousand in cash and, as of September 30, 2015, had $658 thousand in cash and cash equivalents on its balance sheet. The relatively limited reduction in the Company’s cash and cash equivalents is primarily the result of i) an active management of the Company’s disbursements, ii) the halt of workovers and of CO2 injection at Poplar, iii) the impact of certain cost saving initiatives, and iv) the sale of shares of Central to finance the Company’s activities. As of November 6, 2015, the cash balances of the Company amounted to approximately $469 thousand and the Company continues to face significant liquidity constraints in the short term. The Company has sold some of its shares in Central and currently intends to continue to sell shares of Central to finance the Company’s activities and to manage its operational cash flows in the short-term. On June 5, 2015, the Company formed the Special Committee to identify, consider, negotiate, and potentially implement all strategic alternatives reasonably available to the Company, including, but not limited to, sales of some or all of the assets of the Company, joint ventures, a recapitalization, and a sale or merger of the Company. There can be no assurance that any transaction will occur. Considering the current liquidity position of the Company, there is a risk that the Company will not be able to finance its activities until such time that a transaction, if any, can be completed or that the Special Committee's efforts do not result in a transaction or series of transactions that allow the Company to continue as a going concern.
Since June 30, 2015, and through November 6, 2015, the Company has sold 12.9 million shares of Central in the open market and generated approximately AUD $1.5 million (USD $1.1 million) of proceeds. As of November 6, 2015, the Company continues to own approximately 26.6 million shares of Central, which at the closing per share market price on November 6, 2015, of AUD $0.240 and the foreign exchange rate of 0.71, represented approximately $4.6 million of potential liquidity.
Depending upon WTI prices and the impact of ongoing cost saving initiatives, we expect that the net cash burn rate at Poplar could range from positive inflows to outflows of $50 thousand per month. The Company projects that it will incur net cash uses per month ranging between $500 thousand and $700 thousand, which is comprised of the following broad components: (i) net cash burn of approximately $0 to $50 thousand at Poplar; (ii) no additional expenses in relation to running the CO2-EOR pilot; (iii) general and administrative expenses of $450 thousand to $550 thousand; and (iv) approximately $50 thousand to $100 thousand in other expenses. The Company is currently working on certain additional measures which could result in further reductions to monthly cash expenditures. The above cash burn rate projections are subject to various risks and uncertainties inherent in management estimates, and actual cash burn rates may differ materially from the projections due to, among other things, (i) changes in oil commodity prices; (ii) other changes in results of operations and cash flows as the Pilot continues to generate additional information; (iii) changes in currently available funds as a result of liquidity constraints or potential alternative funding mechanisms such as those discussed above; or (iv) other risks and uncertainties referred to under “Forward Looking Statements” below.
We believe that, based on the current estimated net cash burn rate of the Company, the sale of shares of Central should be sufficient to finance the Company’s activities for the following six months while the Special Committee continues to advance the strategic alternative review process, and that the Company has the following additional potential means to finance its activities during this period: obtaining a potential bridge loan or a loan from One Stone, a farmout of NT/P82, a farmout of the rights to explore certain deep formations at Poplar, a farmout or sale of the Company’s interests in Horse Hill, and a monetization of the Mereenie and Palm Valley bonus rights.
Uses of Funds
Capital Expenditure Plans. At Poplar, the Company does not face significant mandatory capital expenditure requirements to maintain its acreage position. Substantially all of the leases are held by production and contain producing wells with reserves adequate to sustain multi-year production. Approximately 80% of the acreage has been unitized as a federal exploratory unit, which is held by economic production from any one well in the unit. As of September 30, 2015, Poplar contained 36 productive wells.
In the Shallow Intervals, which are 100% owned and operated by the Company, discretionary capital expenditure plans for the foreseeable future will be determined primarily by the requirements of the CO2-EOR pilot, which is expected to continue to produce during fiscal year 2016. During the three months ended September 30, 2015, ongoing expenditures related to the CO2-EOR pilot have been curtailed significantly, including halting the WAG Process, which will result in significantly reduced costs related to the operation of the CO2-EOR pilot, and the Company expects that this reduced level of activity will be maintained until the results of the strategic alternative review process can be ascertained.
In the Deep Intervals, which are operated by the Company and in which the Company has a working interest of 50% in the majority of the leases, the Company does not intend to incur material capital expenditures in fiscal year 2016.
In the UK, the Company's interests are governed by various PEDLs and one Seaward Production License. PEDLs 231, 234, and 243, which the Company co-owns equally with Celtique, are subject to "drill-or-drop" obligations with a deadline of June, 2016. As previously reported, the Company received a cash call from Celtique for the advancement of estimated expenses in the amount of approximately $2 million in connection with the Broadford Bridge-1 well, and the Company is evaluating its alternatives under the applicable joint operating agreement. Also as previously reported, Celtique initiated a legal proceeding against the Company with respect to that cash call and related issues. See Note 14 - Commitments and Contingencies - Celtique Litigation of the Notes to accompanying condensed consolidated financial statements included in this report for further information. The Company cannot predict the ultimate outcome of this matter, which may have a material effect on the ultimate amount and/or timing of the Company’s capital expenditures with respect to PEDLs 231, 234, and 243.
In the UK in PEDLs 137 and 246, where the Horse Hill well was drilled, HHDL, the Company’s 65% partner in these licenses, is planning to conduct a flow test, which is expected to be conducted by the end of calendar year 2015 or the beginning of calendar year 2016, and the cost of which flow test is due to be fully paid by HHDL in accordance with the terms of the farmout agreement between HHDL and MPUK.
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
Series A Preferred Dividend. The Company may elect at its discretion to pay the quarterly dividends on the Series A Preferred Stock either in cash or in kind. For the quarter ended September 30, 2015, the Company paid the dividend in kind. The decision to pay the dividend in kind for the quarter ended September 30, 2015, was primarily driven by the per share market price of the Company's common stock being materially lower than the conversion price of the Series A Preferred Stock, which amounts to approximately $9.78 per share following the impact of the one share for eight shares reverse split of the Company's common stock effective July 10, 2015 (the "Adjusted Conversion Price"), and the Company's efforts to conserve cash.
Contractual Obligations. Please refer to the contractual obligations table in Part II, Item 7 of our 2015 Form 10-K for information on all material contractual obligations as of June 30, 2015, and see Note 14 - Commitments and Contingencies to the accompanying condensed consolidated financial statements included in this report for additional information, including information with respect to a previously reported cash call received from Celtique for the advancement of estimated expenses in connection with the Broadford Bridge-1 well.
Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $658 thousand of cash and cash equivalents as of September 30, 2015, compared to $1.1 million as of June 30, 2015. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.
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
Central Shares. The Company currently intends to continue to gradually monetize its position in Central’s stock to finance its activities. The Company is not constrained in its ability to sell its shares in Central by contractual arrangements with Central. Since June 30, 2015, through November 6, 2015, the Company has sold approximately 12.9 million shares, and as of November 6, 2015 continues to own approximately 26.6 million shares of Central, which based on the Central closing market price on November 6, 2015, represent a total value of $4.6 million of potential liquidity.

The Australian government is expected to award before the end of calendar year 2015 a contract to develop a pipeline interconnection between the Amadeus Gas Pipeline located in the Northern Territory, Australia and the New South Wales gas pipeline network, which is commonly referred to as the North East Gas Interconnector (“NEGI”). NEGI could allow additional gas to become available to supply the LNG terminals currently under construction in Queensland, which tend to benefit from higher sale prices than current gas sales contracts in the Northern Territory. From September 30, 2015, to November 6, 2015, the price of Central’s stock has increased from AUD $0.10 to AUD $0.24 per share, which may reflect factors including i) Central's acquisition of a 50% interest in the Mereenie oil and gas field from Santos, which was completed on September 1, 2015, and ii) construction of NEGI becoming more likely, which Central has reported should eventually result in a material increase in Central’s 2P reserves.
Australia Bonus Rights. The Company is entitled to bonus payments under two agreements; the value of the payments is contingent on certain operational results from assets the Company has sold in the past four fiscal years. First, under the terms of the Sale Agreement entered into on September 14, 2011, between Magellan Petroleum (N.T.) Pty Ltd, a wholly owned subsidiary of the Company, and Santos QNT Pty Ltd ("Santos QNT") and Santos Limited (collectively the "Santos Entities"), based upon sales of hydrocarbons from the Mereenie field ranging from 2,500 boepd to 10,000 boepd, bonus payments may range from AUD $5.0 million to cumulative potential payments of AUD $17.5 million (the “Mereenie Bonus”). Second, under the terms of the Share Sale and Purchase Deed dated February 17, 2014, between the Company and Central, the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds AUD $5.00/Gigajoule and AUD $6.00/Gigajoule for the first 10 years following the closing date of March 31, 2014, and for the following 5 years, respectively, with such prices to be escalated in accordance with the Australian CPI (the “Palm Valley Bonus”).
Following the announcement by the Australian government related to NEGI, we believe that i) the probability of a potential increase in sales of hydrocarbons from the Mereenie field could increase, which could enhance the potential value of the Mereenie Bonus, and ii) the probability of an increase in the price of gas sales from Palm Valley above AUD $5.00 per Gigajoule could increase, which could also increase the potential value of the Palm Valley Bonus.
Existing Credit Facilities. A summary of the Company's existing credit facilities is as follows:

	September 30, 2015	June 30, 2015
	(In thousands)
Outstanding borrowings:
Premium note	$108	$—
Term loan	5,500	5,500
Total	$5,608	$5,500

On September 17, 2015, the Company entered into a Premium Finance Agreement (the "Premium Note") to finance its insurance premiums in connection with its annual property and casualty insurance renewal. The Premium Note has a principal amount of $108 thousand, bears interest at 6.50% and has an amortization term of nine months. Principal and interest payments of $12 thousand are due monthly October 2015 through June 2016.
The Company, through its wholly owned subsidiary NP, maintains a term loan (the "Term Loan") with West Texas State Bank ("WTSB"). As of September 30, 2015 the outstanding amount of the Term Loan was $5.5 million. There are no additional amounts available to borrow under the Term Loan. The Term Loan will mature on June 30, 2020, and is subject to monthly floating interest payments based on the Prime Rate (currently approximately 3.25%) plus 1.50% and a floor rate of 4.75%. From July 1, 2015 to June 30, 2016, the payment obligations under the Term Loan will consist of interest payments only, and from July 1, 2016 to June 30, 2020, the payment obligations will include the interest payment and the amortization payments of the principal amount of the Term Loan. The Term Loan is secured by substantially all of NP's assets, including a first lien on NP's oil and gas leases from the surface to the top of the Bakken, but excluding any rights to assets within or below the Bakken. Magellan, the parent entity of NP, provided a guarantee of the Term Loan secured by a pledge of its membership interest in NP. Magellan and NP are subject to certain customary restrictive covenants under the terms of the Term Loan. As of September 30, 2015, the Company was in compliance with all such covenants.
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
Cash Flows
The following table presents the Company's cash flow information for the three months ended:

	September 30,
	2015	2014
	(In thousands)
Cash (used in) provided by:
Operating activities	$(1,000)	$(2,098)
Investing activities	713	(2,849)
Financing activities	72	(384)
Effect of exchange rate changes on cash and cash equivalents	(178)	(318)
Net decrease in cash and cash equivalents	$(393)	$(5,649)

Cash used in operating activities during the three months ended September 30, 2015, was $1.0 million, compared to cash used in operating activities of $2.1 million for the same period in 2014. The decrease in cash used in operating activities was primarily due to an increase in accounts payable as the Company managed its disbursements to preserve cash.
Cash provided by investing activities during the three months ended September 30, 2015, was $713 thousand, compared to cash used of $2.8 million for the same period in 2014. The change in cash flows from investing activities was primarily due to a decrease in capital expenditures of $3.2 million on the CO2-EOR Pilot at Poplar, and proceeds from the sales of Central stock amounting to $836 thousand.
Cash provided by financing activities during the three months ended September 30, 2015, was $72 thousand, compared to cash used of $384 thousand in the prior year period. Cash provided by financing activities in the current year period was primarily due to the Company entering into a short-term note to finance the renewal of insurance premiums, which was partially offset by the payment of deferred financing costs related to the WTSB Term Loan. Cash used in the prior year period related primarily to cash payments of dividends on the Series A Preferred Stock, partially offset by proceeds received on the issuance of common stock.
During the three months ended September 30, 2015, the effect of changes in foreign currency exchange rates negatively impacted the translation of our foreign denominated cash and cash equivalent balances into USD and resulted in a decrease of $178 thousand in cash and cash equivalents, compared to a decrease of $318 thousand for the same period in 2014.

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
The following table presents results of operations for the three months ended:

	September 30,
	2015	2014	Difference	Percent change
Poplar:
Oil revenue (In thousands)	$649	$1,590	$(941)	(59)%
Oil sales volume (Mbbls)	18	19	(1)	(5)%
Oil sales volume (bopd)	196	207	(11)	(5)%
Average realized oil price ($/bbl)	$36.06	$83.68	$(47.62)	(57)%
Oil Revenue
Revenues for the three months ended September 30, 2015, totaled $649 thousand, compared to $1.6 million in the prior year period, a decrease of 59%. The $941 thousand decrease in revenue from the prior year period was primarily due to a decrease in the sales price realized from production from the Poplar field.
Oil Sales Volume
Sales volume for the three months ended September 30, 2015, totaled 18 Mbbls (196 bopd), compared to 19 Mbbls (207 bopd) in the prior year period, a decrease of 5%. The decrease was primarily attributable to the natural production decline of the Poplar field.
Average Realized Oil Price
The average realized price for the three months ended September 30, 2015, was $36.06/bbl, compared to $83.68/bbl during the same period in the prior year, a decrease of 57%. The decrease was primarily due to a decrease in WTI, the relevant oil price benchmark, partially offset by an improvement in the differential relative to WTI realized at Poplar. The Company currently does not engage in any oil and gas hedging activities.
Operating and Other Expenses
The following table presents operating expenses for the three months ended:

	September 30,
	2015	2014	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Lease operating	$985	$1,214	$(229)	(19)%
Depletion, depreciation, amortization, and accretion	$198	$255	$(57)	(22)%
Exploration	$247	$422	$(175)	(41)%
General and administrative	$1,978	$2,389	$(411)	(17)%

Selected operating expenses (USD/bbl):
Lease operating	$55	$64	$(9)	(14)%
Depletion, depreciation, amortization, and accretion	$11	$13	$(2)	(15)%
Exploration	$14	$22	$(8)	(36)%
Lease Operating Expenses. Lease operating expenses decreased $229 thousand to $985 thousand, or $55/bbl, during the three months ended September 30, 2015, as a result of a reduction of $155 thousand in production taxes, related proportionally to decreased production and pricing in the current period, and a decrease in workover expense of $137 thousand, which were partially offset by an increase of $55 thousand related to the writedown of chemical inventory.

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the three months ended:

	September 30,
	2015	2014	Difference	Percent change
	(In thousands)
Depreciation and amortization	$30	$52	$(22)	(42)%
Depletion	126	157	(31)	(20)%
ARO accretion	42	46	(4)	(9)%
Total	$198	$255	$(57)	(22)%
Depletion, depreciation, amortization, and accretion expenses decreased $57 thousand to $198 thousand, or $11/bbl, during the three months ended September 30, 2015, compared to $255 thousand or $13/bbl in the prior year period. The change was primarily due to a net decrease in the depletion rate from $8/bbl to $7/bbl due to the $17.4 million impairment of proved properties recorded in fiscal year 2015, which was partially offset by excluding previously booked PUD reserves in the depletion calculation for the three months ended September 30, 2015, and a decrease due to lower production.
Exploration Expenses. Exploration expenses decreased by $175 thousand to $247 thousand, or $14/bbl, during the three months ended September 30, 2015. The decrease was primarily the result of a reduction in expenditures related to the Company's activities in the UK in the current year period.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	September 30,
	2015	2014	Difference	Percent change
	(In thousands)
General and administrative (excluding stock based compensation expense and foreign transaction gain)	$1,876	$2,345	$(469)	(20)%
Stock compensation expense	108	44	64	145%
Foreign transaction gain from investment in subsidiaries	(6)	—	(6)	NA
Total	$1,978	$2,389	$(411)	(17)%
General and administrative expenses decreased by $411 thousand, or 17%, to $2.0 million during the three months ended September 30, 2015, compared to the prior year period. General and administrative expenses, excluding stock based compensation and foreign transaction gain, decreased by $469 thousand, or 20%, to $1.9 million. This decrease was primarily the result of reductions in expenses related to corporate office salaries and benefits of $180 thousand, professional fees of $157 thousand, and salaries in Australia of $608 thousand, which were partially offset by an accrual for the payment of retention bonuses to certain administrative employees of $440 thousand.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION
Adjusted EBITDAX
We define Adjusted EBITDAX as net income (loss) attributable to Magellan, plus (minus): (i) depletion, depreciation, amortization, and accretion expense; (ii) exploration expense; (iii) foreign transaction loss (gain) from investment in subsidiaries; (iv) stock based compensation expense; (v) loss on investment in securities; (vi) net interest expense; (vii) other (income) expense; and (viii) income tax expense (benefit). Adjusted EBITDAX is not a measure of net income (loss) or cash flow as determined by GAAP and excludes certain items that we believe affect the comparability of operating results.
Our Adjusted EBITDAX measure provides additional information that may be used to better understand our operations. Adjusted EBITDAX is one of several metrics that we use as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company's financial performance, such as the historical cost of depreciable and depletable assets. Adjusted EBITDAX, as used by us, may not be comparable to similarly titled measures reported by other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance and is one of many metrics used by our management team and by other users of our consolidated financial statements. For example, Adjusted EBITDAX can be used to assess our operating performance and return on capital in comparison to other independent exploration and production companies without regard to financial or capital structure and to assess the financial performance of our assets and our company without regard to historical cost basis and certain items that affect the comparability of period to period operating results, including items involving point-in-time estimates of asset and liability values subject to currency rate and commodity price fluctuations.
The following table provides a reconciliation of net loss to Adjusted EBITDAX for the following periods:

	THREE MONTHS ENDED
	September 30,
	2015	2014
	(In thousands)
Net loss	$(3,063)	$(2,627)
Depletion, depreciation, amortization, and accretion expense	198	255
Exploration expense	247	422
Foreign transaction gain from investment in subsidiaries	(6)	—
Stock based compensation expense	108	44
Loss on investment in securities	261	—
Net interest expense	67	—
Other (income) expense	(24)	(63)
Adjusted EBITDAX	$(2,212)	$(1,969)
For clarification purposes, the table below provides an alternative method for calculating Adjusted EBITDAX, which can also be calculated as revenue less (i) lease operating expense, (ii) general and administrative expense, and (iii) foreign transaction gain from investment in subsidiaries; plus stock based compensation expense.
The following table provides the alternative method for calculating Adjusted EBITDAX for the following periods:

	THREE MONTHS ENDED
	September 30,
	2015	2014
	(In thousands)
REVENUE FROM OIL PRODUCTION	$649	$1,590
Less:
Lease operating	(985)	(1,214)
General and administrative	(1,978)	(2,389)
Foreign transaction gain from investment in subsidiaries	(6)	—
Plus:
Stock based compensation expense	108	44
Adjusted EBITDAX	$(2,212)	$(1,969)

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements, such as securitization of receivables, with any unconsolidated entities or other parties.

EFFECTS OF COMMODITY PRICES
Material changes in oil and gas prices may impact (i) the Company's revenues; (ii) estimates of future reserves, depletion expense, impairment assessments of oil and gas properties and goodwill, and values of properties in purchase and sale transactions; (iii) decisions by the Company to proceed with further development of its key projects, including the Company's CO2-EOR project at Poplar; and (iv) the value of oil and gas companies and their ability to raise capital, borrow money, and retain personnel. The decline in oil prices, as well as the Company's current liquidity constraints, has led the Company to curtail expenditures related to the CO2-EOR Pilot project at Poplar, and to delay indefinitely its plans for a development program related to the Company's undeveloped resource locations as of June 30, 2015 and September 30, 2015.

Based on our evaluation of the data collected from the CO2-EOR pilot at Poplar, we concluded that the development of Poplar using CO2-EOR will require significant capital to invest, the amount of which we estimate at several hundreds of millions of dollars, and that the economic viability will depend on a recovery of oil prices. Considering that the development of Poplar is expected to span over several decades and the incremental volume of oil potentially recoverable from Poplar using CO2-EOR, we believe that, despite the current depressed commodity price environment, Poplar should be attractive to potential investors that would have a long term view of the oil industry and commodity prices.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Information regarding critical accounting policies and estimates is contained in Item 7 of our 2015 Form 10-K. There have been no changes to the Company's critical accounting policies during the three months ended September 30, 2015.

FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward looking statements. The words "anticipate," "assume," "believe," "budget," "could," "estimate," "expect," "forecast," "initial," "intend," "may," "plan," "potential," "project," "should", "will," "would," and similar expressions are intended to identify forward looking statements. These forward looking statements about the Company and its subsidiaries appear in a number of places in this report and may relate to statements about our businesses and prospects, planned or estimated capital expenditures, including estimates of capital expenditures for the potential full field CO2-EOR development of Poplar, availability of liquidity and capital resources, increases or decreases in oil and gas production, the acquisition or disposition of oil and gas properties and related assets, the ability to enter into acceptable farmout arrangements, revenues, expenses, operating cash flows, projected cash burn rates, progress in developing the Company's projects, future values of those projects or other interests or rights that the Company holds, the process of reviewing potential strategic alternatives for the Company, borrowings, and other matters that involve a number of risks and uncertainties that may cause actual results to differ materially from results expressed or implied in the forward looking statements. These risks and uncertainties include the following: the uncertainties associated with our planned CO2-EOR program at Poplar, including uncertainties about the technical and economic viability of CO2-EOR techniques at Poplar, drilling results from the pilot project, the results of CO2 injection, including the ability to sustain CO2 pressures at sufficient effective levels to sweep the oil across the formation to production wells, and the ability to acquire a long term CO2 supply for the program; possible adverse changes to the CO2-EOR industry; possible geologic or other obstacles to the further development of our Poplar project; possible geologic or other obstacles to obtaining the anticipated production from our CO2-EOR projects and the timing of development milestones; uncertainties inherent in projecting future rates of production from CO2-EOR activities, and whether enhanced production expected from CO2-EOR will be comparable to other CO2-EOR projects or otherwise meet our expectations; the uncertain nature of oil and gas prices in the US, UK, and Australia, including uncertainties about the duration of the currently depressed oil commodity price environment and the related impact on our revenues, project developments, and ability to obtain financing; uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects or otherwise continue as a going concern; uncertainties regarding the ability to realize the expected benefits from the sale of the Amadeus Basin assets to Central pursuant to the Sale Deed, including through the future value of Central's stock; uncertainties regarding NEGI and its potential impact on the value of Central's stock and the potential value of our Mereenie and Palm Valley gas sales bonus rights; uncertainties regarding our ability to successfully acquire CO2 at Farnham Dome in Utah and realize the expected benefits thereof; our ability to attract and retain key personnel; the likelihood of success of a water shut-off program at Poplar; our limited amount of control over activities on our non-operated properties; our reliance on the skill and expertise of third party service providers; the ability of our vendors to meet their contractual obligations; the uncertain nature of the anticipated value and underlying prospects of our UK acreage position; government regulation and oversight of drilling and completion activity in the UK, including possible restrictions on hydraulic fracturing that could affect our ability to develop unconventional resource projects in the UK; the uncertainty of drilling and completion conditions and results; the availability of drilling, completion, and operating equipment and services; the results and interpretation of 2-D and 3-D seismic data related to our NT/P82 interest in offshore Australia and our ability to obtain an attractive farmout arrangement for NT/P82; uncertainties regarding our ability to maintain the NASDAQ listing of our common stock, and the related potential impact on our ability to obtain financing; risks and uncertainties inherent in management estimates of future operating results and cash flows; risks and uncertainties associated with litigation matters, including the current legal proceeding initiated by Celtique; and other matters referred to in the Risk Factors section of this report. For a more complete discussion of the risk factors that may apply to any forward looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") of our 2015 Form 10-K. In addition, as of the filing date of this report, no decision on any particular strategic alternative or transaction has been reached and there is no guarantee that any future sale or other strategic transaction will occur. Any forward looking statements in this report should be considered with these factors in mind. Any forward looking statements in this report speak as of the filing date of this report. The Company assumes no obligation to update any forward looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by securities laws.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the form of foreign currency exchange rate risk, commodity price risk related to world prices for crude oil, and equity price risk related to investments in marketable securities. The exchange rates between the Australian dollar and the US dollar and the exchange rates between the British pound and US dollar have changed in recent periods, and may fluctuate substantially in the future. As a result of anticipated net proceeds related to the planned farmout of NT/P82 in Australia, any appreciation of the US dollar against the Australian dollar is likely to result in decreased operating results. As a result of anticipated net expenditures for planned development in the UK, any material appreciation of the US dollar against the British pound could have a positive impact on our business, operating results, and financial condition.
For the three months ended September 30, 2015, oil sales represented 100% of total revenues. Based on the current three month sales volumes and revenues, a 10% change in oil price would increase or decrease oil revenues by $65 thousand.
At September 30, 2015, the fair value of our investments in securities available for sale was $1,901 thousand, with all of that amount attributable to the 27.5 million shares held as of September 30, 2015 from the 39.5 million Central shares received initially as part of the consideration for the sale of the Amadeus Basin assets in March 2014. Central's stock is traded on the Australian Securities Exchange (the "ASX"), and we determined the fair value of our investment in Central using Central's closing stock price on the ASX on September 30, 2015, of AUD $0.10 per share, which translated to $0.07 per share in US dollars on that date. Due to the number of Central shares that we own and Central's general daily trading volumes, we may not be able to obtain the currently quoted market price in the event we elect to sell our Central shares. In addition, a 10% across-the-board change in the underlying equity market price per share for our investments would result in a $190 thousand change in the fair value of our investments.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth under "Celtique Litigation" in Note 14 - Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A RISK FACTORS

Item 1A ("Risk Factors") of our 2015 Form 10-K sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, operating results, or cash flows. There have been no material changes in the Risk Factors described in such Form 10-K, and those Risk Factors continue to be relevant to an understanding of our business, financial condition, operating results, and cash flows. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms and conditions of the Certificate of Designations of Series A Preferred Stock dated May 17, 2013, as amended, on September 30, 2015, the Company issued 370,347 shares of its Series A Preferred Stock as quarterly PIK dividends with respect to the 21,162,697 shares of Series A Preferred Stock outstanding as of the record date of September 15, 2015. One Stone Holdings II LP, as the sole holder of Series A Preferred Stock, received all of these PIK shares. The shares of Series A Preferred Stock were issued pursuant to the private placement exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The facts relied upon to make such exemption available include that the private placement was with a single person that has represented that it is an "accredited investor" within the meaning of Rule 501 under the Securities Act, and the securities are restricted from transfer except pursuant to an effective registration statement under the Securities Act or an available exemption from such registration. Each share of Series A Preferred Stock is convertible at any time, at the holder's option, into shares of the Company's Common Stock at a conversion price of $9.77586545, subject to customary anti-dilution provisions. For additional information regarding the Series A Preferred Stock, see Note 9 - Preferred Stock of the Notes to unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information about purchases of the Company's common stock by the Company during the three months ended September 30, 2015. The number of shares and average price paid per share have been adjusted to reflect the one share for eight shares reverse split of the Company's common stock effective July 10, 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - 31, 2015	5,106	(1)	$3.15	—	—
August 1 - 31, 2015	—		—	—	—
September 1 - 30, 2015	—		—	—	—
Total	5,106		$3.15	—	—
(1) On July 1, 2015, upon the vesting of 12,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,822 shares to settle withholding taxes. The withheld shares were immediately canceled. On July 10, 2015, to effect the one share for eight shares reverse split of the Company's common stock, the Company paid cash in lieu of issuance of fractional shares totaling 2,284 post-split shares. The shares underlying the payment of cash in lieu were immediately canceled.

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

3.7
Certificate of Designations of Series A Convertible Preferred Stock as filed on May 17, 2013 with the State of Delaware (filed as Exhibit 3.6 to the registrant's Current Report on Form 8-K filed on June 26, 2013 and incorporated herein by reference).

3.8
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

10.1
First Amendment dated as of August 3, 2015 to Series A Convertible Preferred Stock Purchase Agreement dated May 10, 2013 between Magellan Petroleum Corporation and One Stone Holdings II LP (filed as Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference).

10.2++
Amendment to Employment Agreement effective as of October 12, 2015 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference).

10.3++
Restricted Stock Award Agreement effective as of October 12, 2015 between Magellan Petroleum Corporation and Antoine Lafargue (filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference).

10.4++
Transaction Incentive Agreement effective as of October 12, 2015 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference).

10.5++
Override Bonus Agreement effective as of October 12, 2015 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

Date:	November 13, 2015	By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

Date:	November 13, 2015	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Senior Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary
(as Principal Financial and Accounting Officer)