Form 10-Q
period 2016-03-31
MAGELLAN PETROLEUM CORP /DE/
filed 2016-05-13
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer's single class of common stock as of May 10, 2016 was 5,762,634, which is net of 1,209,389 treasury shares held by the registrant.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31, 2016	June 30, 2015
		(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131	$769
Securities available-for-sale	601	4,230
Accounts receivable	12	46
Inventories	323	354
Prepaid and other assets	2,123	2,022
Current assets held for sale (Note 3)	24,248	1,161
Total current assets	27,438	8,582

PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Unproved oil and gas properties	219	240
Wells in progress	1,029	1,100
Land, buildings, and equipment (net of accumulated depreciation of $505 and $462 as of March 31, 2016, and June 30, 2015, respectively)	98	140
Property and equipment held for sale (Note 3)	—	35,593
Net property and equipment	1,346	37,073

OTHER NON-CURRENT ASSETS:
Goodwill, net	500	500
Other long-term assets	169	169
Long-term assets held for sale (Note 3)	—	376
Total other non-current assets	669	1,045
Total assets	$29,453	$46,700

LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,508	$784
Accrued and other liabilities	2,725	2,119
Notes payable	273	—
Current liabilities held for sale (Note 3)	9,976	1,751
Total current liabilities	14,482	4,654

LONG-TERM LIABILITIES:
Long-term liabilities held for sale (Note 3)	—	8,251
Total long-term liabilities	—	8,251

COMMITMENTS AND CONTINGENCIES (Note 15)

PREFERRED STOCK (Note 2 and Note 10):
Series A convertible preferred stock (par value $0.01 per share): Authorized 28,000,000 shares, issued 22,293,295 and 21,162,697 as of March 31, 2016, and June 30, 2015, respectively; liquidation preference of $29,954 and $28,435 as of March 31, 2016, and June 30, 2015, respectively	23,501	25,850
Total preferred stock	23,501	25,850

(DEFICIT) EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued 6,972,023 and 6,917,027 as of March 31, 2016, and June 30, 2015, respectively	70	69
Treasury stock (at cost): 1,209,389 and 1,209,389 shares as of March 31, 2016, and June 30, 2015, respectively	(9,806)	(9,806)
Capital in excess of par value	93,886	93,386
Accumulated deficit	(97,598)	(81,006)
Accumulated other comprehensive income	4,918	5,302
Total (deficit) equity	(8,530)	7,945
Total liabilities, preferred stock and (deficit) equity	$29,453	$46,700
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2016	2015	2016	2015
OPERATING EXPENSES:
Depreciation	$11	$37	$43	$111
Exploration	10	48	127	466
General and administrative	1,617	2,475	4,549	6,816
Total operating expenses	1,638	2,560	4,719	7,393

Loss from operations	(1,638)	(2,560)	(4,719)	(7,393)

OTHER (EXPENSE) INCOME:
Loss on investment in securities	(444)	(168)	(587)	(168)
Fair value revision of contingent consideration payable	—	1,888	—	1,888
Other income	18	117	83	230
Total other (expense) income	(426)	1,837	(504)	1,950

Loss before tax	(2,064)	(723)	(5,223)	(5,443)

Income tax expense	—	(43)	—	(43)
Loss from continuing operations, net of tax	(2,064)	(766)	(5,223)	(5,486)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(12,458)	(1,349)	(13,718)	(1,972)
Net loss from discontinued operations	(12,458)	(1,349)	(13,718)	(1,972)

Net loss	(14,522)	(2,115)	(18,941)	(7,458)

Preferred stock dividends	(468)	(437)	(1,381)	(1,296)
Adjustment of preferred stock to redemption value (Note 10)	3,730	—	3,730	—

Net loss attributable to common stockholders	$(11,260)	$(2,552)	$(16,592)	$(8,754)

Earnings (loss) per common share (Note 12):
Weighted average number of basic shares outstanding	5,762,634	5,712,638	5,740,904	5,709,709
Weighted average number of diluted shares outstanding	8,500,271	5,712,638	5,740,904	5,709,709

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations attributable to Magellan Petroleum Corporation, including preferred stock dividends and adjustment to redemption value of preferred stock	$0.21	$(0.21)	$(0.50)	$(1.19)
Net loss from discontinued operations	$(2.16)	$(0.24)	$(2.39)	$(0.35)
Net loss attributable to common stockholders	$(1.95)	$(0.45)	$(2.89)	$(1.53)

Diluted loss per common share:
Net loss from continuing operations attributable to Magellan Petroleum Corporation, including preferred stock dividends and adjustment to redemption value of preferred stock in periods where the conversion effect would be anti-dilutive	$(0.24)	$(0.21)	$(0.50)	$(1.19)
Net loss from discontinued operations	$(1.47)	$(0.24)	$(2.39)	$(0.35)
Net loss attributable to common stockholders	$(1.71)	$(0.45)	$(2.89)	$(1.53)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(14,522)	$(2,115)	$(18,941)	$(7,458)

Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	145	(431)	(100)	(2,262)
Reclassification of foreign currency translation loss on intercompany account balances to earnings upon reversal of permanent investment in foreign subsidiaries	—	659	—	659
Reclassification of impairment loss on securities available-for-sale to earnings due to determination as other than temporary	—	168	—	168
Unrealized holding (loss) gain on securities available-for-sale	(376)	1,339	(284)	(6,435)
Other comprehensive (loss) income, net of tax	(231)	1,735	(384)	(7,870)

Comprehensive loss	$(14,753)	$(380)	$(19,325)	$(15,328)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY (UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
June 30, 2015	$69	$(9,806)	$93,386	$(81,006)	$5,302	$7,945
Net loss	—	—	—	(18,941)	—	$(18,941)
Other comprehensive loss, net of tax	—	—	—	—	(384)	$(384)
Stock and stock-based compensation	1	—	517	—	—	$518
Net shares repurchased for employee tax costs upon vesting of restricted stock	—	—	(11)	—	—	$(11)
Payment of cash in lieu of issuance of fractional shares in one share for eight shares reverse stock split	—	—	(6)	—	—	$(6)
Preferred stock dividend	—	—	—	(1,381)	—	$(1,381)
Adjustment of preferred stock to redemption value (Note 10)	—	—	—	3,730	—	$3,730
March 31, 2016	$70	$(9,806)	$93,886	$(97,598)	$4,918	$(8,530)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	NINE MONTHS ENDED
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss from continuing operations, net of tax	$(5,223)	$(5,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign transaction loss	205	659
Depreciation	43	111
Fair value revision of contingent consideration payable	—	(1,888)
Accretion expense of contingent consideration payable	—	36
Loss on investment in securities	587	168
Exploration costs previously capitalized	—	20
Stock compensation expense	518	841
Severance and retention benefit costs	425	—
Net changes in operating assets and liabilities:
Accounts receivable	32	311
Inventories	—	(39)
Prepayments and other current assets	250	211
Accounts payable and accrued liabilities	756	(412)
Net cash used in operating activities	(2,407)	(5,468)

INVESTING ACTIVITIES:
Additions to property and equipment	(1)	37
Proceeds from sale of investment securities	2,572	—
Net cash provided by investing activities	2,571	37

FINANCING ACTIVITIES:
Purchase of common stock	(11)	(566)
Purchase of stock options	—	(983)
Proceeds from issuance of common stock, net	—	115
Payment of cash in lieu of issuance of fractional shares in one share for eight shares reverse stock split	(6)	—
Payment of preferred stock dividend	—	(859)
Deferred financing costs, net	(28)	—
Borrowings (repayments) on line of credit, net	—	3,501
Payments on notes payable	(80)	—
Capital contributions by non-controlling interest included in discontinued operations	—	147
Net cash (used in) provided by financing activities	(125)	1,355

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities of discontinued operations	(589)	(889)
Net cash used in investing activities of discontinued operations	(68)	(7,566)
Net cash used in operating and investing activities of discontinued operations	(657)	(8,455)

Effect of exchange rate changes on cash and cash equivalents	(20)	(698)
Net decrease in cash and cash equivalents	(638)	(13,229)
Cash and cash equivalents at beginning of period	769	16,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131	$2,891

Supplemental disclosure of cash flow information:
Cash paid for interest of discontinued operations	$201	$33
Cash paid for income taxes	$—	$43

Supplemental schedule of non-cash activities:
Unrealized holding loss and foreign currency translation loss on securities available-for-sale	$283	$7,813
Adjustment of preferred stock to redemption value	$(3,730)	$—
Preferred stock dividends paid in kind	$1,381	$867
Increase in both accrued or other liabilities and prepaid or other assets related to Sopak	$80	$79
Purchase of insurance policies financed with notes payable	$353	$—

Non-cash activities of discontinued operations:
Change in accounts payable and accrued liabilities related to property and equipment of discontinued operations	$85	$(666)
Property contributed for capital and deferred capital contribution of non-controlling interest included in discontinued operations	$—	$200
Accrued capital contributions of non-controlling interest included in discontinued operations	$—	$168
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation
Description of Operations
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we") is an independent oil and gas exploration and production company historically focused on CO2-enhanced oil recovery ("CO2-EOR") projects in the Rocky Mountain region. Upon the anticipated closing of the transactions contemplated by the Exchange Agreement that the Company entered into with its preferred stockholder on March 31, 2016 (Note 2), which are subject primarily to the approval of the Company’s stockholders, the Company will have disposed of its CO2-EOR activities. Historically active internationally, Magellan continues to own significant exploration acreage in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia, which the Company currently plans to farmout, and as of May 10, 2016, a 1.9% ownership stake in Central Petroleum Limited (ASX:CTP) ("Central"), a Brisbane-based junior exploration and production company that operates one of the largest holdings of prospective onshore acreage in Australia.
The Company conducts its operations through three wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Nautilus Poplar LLC ("NP" or the "Poplar field") in the US, which is being discontinued pursuant to the Exchange, Magellan Petroleum (UK) Limited ("MPUK") in the UK, and Magellan Petroleum Australia Pty Ltd ("MPA") in Australia. Effective with the execution of the Exchange Agreement on March 31, 2016, the Company has reclassified the operations of NP to discontinued operations and reclassified its related assets and liabilities to assets and liabilities held for sale for all periods presented in the accompanying condensed consolidated financial statements.
On July 10, 2015, the Company completed a one share-for-eight shares reverse stock split with respect to the Company's common stock. All amounts of shares of common stock, per share prices with respect to common stock, and amounts of shares convertible upon conversion of convertible preferred stock for periods both prior and subsequent to the split have been adjusted in this report to reflect the reverse stock split.
We believe that Magellan’s sources of value are embedded in the Company’s portfolio of assets. Magellan’s strategy is therefore focused on recovering shareholder value by realizing the value of its existing assets.
We were founded in 1957 and incorporated in Delaware in 1967.  The Company's common stock has been trading on NASDAQ since 1972 under the ticker symbol "MPET".
Our principal executive offices are located at 1775 Sherman Street, Suite 1950, Denver, Colorado 80203, and our phone number is (720) 484-2400.
Going Concern
The Company has incurred losses from operations for the nine months ended March 31, 2016 of $4.7 million. In addition, the Company's cash balance has decreased to $131 thousand as of March 31, 2016. The Company continues to experience liquidity constraints, and since July 2015, has been selling certain of its non-core assets to fund its operations. However, proceeds from these asset sales may not provide sufficient liquidity to fund operations for the next 12 months. In addition, on March 31, 2016, the Company entered into an Exchange Agreement (Note 2), upon the closing of which the Company will have effectively disposed of all of its producing assets currently generating revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.
As part of the Company's current strategic alternatives review process discussed below, the Company is currently seeking to monetize certain of its international assets and is looking for potential merger candidates that may offer improved liquidity and the ability to raise additional capital.
Special Committee of the Board of Directors
In light of the Company's constrained capital resources and the significant capital requirements to develop the Poplar field using CO2-EOR, on June 5, 2015, the Company formed a special committee of independent members of the Board of Directors of the Company (the "Special Committee") to i) consider various strategic alternatives potentially available to the Company, which included, but were not limited to, sales of some or all of the assets of the Company, joint ventures, a recapitalization, and a sale or merger of the Company and ii) amend compensation arrangements of executives and employees for the purpose of retention and alignment of interests with the interests of the common stockholders during such strategic alternatives review process. The Special Committee engaged Petrie Partners, LLC as financial advisor to assist in the consideration of such matters.
As discussed in Note - 2 One Stone Exchange, on March 31, 2016, the Company and its sole preferred stockholder entered into an Exchange Agreement pursuant to which 100% of the outstanding shares of Magellan Series A Preferred Stock will be exchanged in consideration for, subject to stockholder approval and customary closing conditions, 100% of the Company's interest in NP. As of March 31, 2016, the assets and liabilities of NP have been classified as held for sale in the condensed consolidated balance sheets and the results of operations have been included in discontinued operations in the condensed consolidated statements of operations. See Note 3 - Discontinued Operations.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP, MPUK, and MPA, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X published by the US Securities and Exchange Commission (the "SEC"). Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the nine months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the "2015 Form 10-K"). All amounts presented are in US dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "AUD."
Effective with the execution of the Exchange Agreement on March 31, 2016, the Company has reclassified the operations of NP to discontinued operations and reclassified its related assets and liabilities to assets and liabilities held for sale for all periods presented in the accompanying condensed consolidated financial statements.
Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.
As of March 31, 2016, the Company owned a 1.9% interest in Central Petroleum Limited (ASX:CTP), a Brisbane-based exploration and production company traded on the Australian Securities Exchange. The Company accounts for this investment as securities available-for-sale in the accompanying condensed consolidated financial statements.
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
During the fiscal year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries because (i) the Company had begun an effort to repay its intercompany balances through the repatriation of cash from these subsidiaries and (ii) the Company is increasingly focusing on its US operations. As such, the Company recorded on its statement of operations for the fiscal year ended June 30, 2015, an expense reclassification from accumulated other comprehensive loss arising from foreign currency exchange losses on its intercompany account balances.

For the nine months ended March 31, 2016, the Company has continued to record foreign currency exchange gains and losses arising from its intercompany account balances in its condensed consolidated statement of operations.
Securities Available-for-Sale
Securities available-for-sale are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are excluded from earnings and recorded as a component of accumulated other comprehensive loss in stockholders' equity, net of deferred income taxes. The Company recognizes gains or losses when securities are sold. On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered an other-than-temporary impairment. The Company performed this analysis as of March 31, 2016, and concluded that no such events had occurred.
Assets and Liabilities Held for Sale
As a result of the Exchange Agreement executed on March 31, 2016 (see Note 2 - One Stone Exchange), the Company has determined that a strategic shift has occurred in its business that will have a major effect on the Company's future operations and financial results. Although the Exchange will require approval of the Company's stockholders, the Company believes that it is probable that it will be approved at the meeting of stockholders, which is expected to take place in June 2016. Therefore, the Company has adjusted the assets and liabilities of NP to fair value, and has reclassified them as held for sale in the condensed consolidated balance sheets. The Company has also reclassified the results of NP's operations to discontinued operations in the condensed consolidated statements of operations. The major classes of assets and liabilities held for sale as well as the results of discontinued operations are presented in Note 3 - Discontinued Operations.
Oil and Gas Exploration and Production Activities
The Company follows the successful efforts method of accounting for its oil and gas exploration and production activities. Under this method, all property acquisition costs, and costs of exploratory and development wells are capitalized until a determination is made that the well has found proved reserves or is deemed noncommercial. If an exploratory well is deemed to be noncommercial, the well costs are charged to exploration expense as dry hole costs. Exploration expenses include dry hole costs and, geological and geophysical expenses. Non-commercial development well costs are charged to impairment expense if circumstances indicate that a decline in the recoverability of the carrying value may have occurred.
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
In connection with the Exchange Agreement and the reclassification of NP's oil and gas properties to assets held for sale, the Company undertook such a review at March 31, 2016, and recorded an impairment of the proved oil and gas properties of $7.8 million and an impairment of its wells in progress of $3.4 million. The impairments were primarily the result of continued declines in oil prices.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. The goodwill recorded as of March 31, 2016 relates to the Company's foreign subsidiaries. GAAP requires goodwill to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment. For the nine months ended March 31, 2016, as result of management's intent to monetize certain assets, including those of its foreign subsidiaries, and the results of the flow tests performed on the HH-1 well, the Company performed an analysis of qualitative factors to determine whether further evaluation under GAAP (the two-step test) was required. As a result of this qualitative analysis, the Company determined that it is not more likely than not that the carrying value of its foreign reporting units, including goodwill, were less than their carrying amounts. Therefore, no further testing for impairment of the Company's goodwill balances at March 31, 2016 was performed.
Asset Retirement Obligations
The Company recognizes an estimated liability for future costs associated with the plugging and abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase in the carrying value of the related long-lived asset are recorded at the time a well is acquired or the liability to plug is legally incurred. Assumptions and judgments made by management when assessing an asset retirement obligation include: (i) the existence of a legal obligation; (ii) estimated probabilities, amounts, and timing of settlements; (iii) the credit-adjusted risk-free rate to be used; and (iv) inflation rates. The Company depletes the amount added to proved oil and gas property costs, net of estimated salvage values, and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Asset retirement obligations have been classified as held for sale as of March 31, 2016, as they relate to NP.
Stock-Based Compensation
Stock option grants may contain time-based, market-based, or performance-based vesting provisions. Time-based options ("TBOs") are expensed on a straight-line basis over the vesting period. Market-based options ("MBOs") are expensed on a straight-line basis over the derived service period, even if the market condition is not achieved. Performance-based options ("PBOs") are amortized on a straight-line basis between the date upon which the achievement of the relevant performance condition is deemed probable and the date the performance condition is expected to be achieved. Management re-assesses whether achievement of performance conditions is probable at the end of each reporting period. If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of the change.
The fair value of the stock options is determined on the grant date and is affected by our stock price and other assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, risk-free interest rates, expected dividends, and the expected option exercise term. The Company estimates the fair value of PBOs and time-based stock options using the Black-Scholes-Merton pricing model. The simplified method is used to estimate the expected term of stock options due to a lack of related historical data regarding exercise, cancellation, and forfeiture. For MBOs, the fair value is estimated using Monte Carlo simulation techniques.
Accumulated Other Comprehensive Loss
Comprehensive loss is presented net of applicable income taxes in the accompanying condensed consolidated balance sheets and statements of stockholders' (deficit) equity and comprehensive loss. Other comprehensive loss is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders' (deficit) equity instead of net loss.
Earnings (Loss) per Common Share
Earnings and losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The effects of potentially dilutive securities in the determination of diluted earnings per share are the dilutive effect of stock options and the shares of Series A Preferred Stock.
The potentially dilutive impact of stock options is determined using the treasury stock method. The potentially dilutive impact of the shares of Series A Preferred Stock is determined using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing dilutive shares if the effect would be anti-dilutive. The Series A Preferred Stock is convertible at a rate of one common share for one preferred share, multiplied by an applicable conversion ratio. We did not include any stock options, nor common stock issuable upon the conversion of the Series A Preferred Stock in the calculation of diluted loss per share for the nine months ended March 31, 2016, or for the three and nine months ended March 31, 2015, as they would be anti-dilutive due to net losses in those periods.

Segment Information
As of June 30, 2015, the Company determined, based on the criteria of Accounting Standards Codification Topic 280, that it operated in three segments, NP, MPUK, and MPA, as well as a head office, Magellan ("Corporate"), which is treated as a cost center. As of March 31, 2016, as a result of the Exchange Agreement and the reclassification of the assets and liabilities of NP to held for sale and its results of operations to discontinued operations, the Company is operating in two segments. These two operating segments met the minimum quantitative threshold to qualify for separate segment reporting.
The Company's chief operating decision maker is J. Thomas Wilson (President and CEO of the Company), who reviews the results and manages operations of the Company in the two reporting segments of MPUK, and MPA, as well as Corporate. The presentation of all segment information herein reflects the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our reporting segments, see Note 13 - Segment Information, and Part II, Item 8 of our 2015 Form 10-K.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2018, and early adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months, and provides revised guidance on lease classification as finance or operating, with classification affecting the pattern of expense recognition in the statement of operations or comprehensive loss, and the pattern of cash flow classification in the statement of cash flows. This standard will be effective for the Company for its first interim period in its fiscal year ended June 30, 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2019, with earlier application not permitted with the exception of certain specific provisions. The Company is evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
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
In August 2015, the FASB issued ASU No. 2015-15, which amends presentation and disclosure requirements outlined in ASU 2015-03 by clarifying guidance for debt issuance costs related to line of credit arrangements, providing that the SEC would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2017. The Company does not expect adoption of ASU 2015-15 to have a material effect on its condensed consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, which requires that inventory that is measured using first-in, first-out or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2017 and is required to be adopted prospectively; early adoption is permitted. The Company does not expect the adoption of this accounting standard to have a significant impact on its condensed consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company's fiscal year ending June 30, 2017, and annual and interim periods thereafter. The Company is evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-8, which changed the requirements for reporting discontinued operations and disclosures of disposals of components of an entity. ASU 2014-8 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has adopted this standard and applied its guidance to its reporting and disclosure of the One Stone Exchange and discontinued operations of NP. (Notes 2 and 3).

Note 2 - One Stone Exchange
On March 31, 2016, Magellan and One Stone entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provides that, upon the terms and subject to the conditions set forth in the Exchange Agreement, One Stone will transfer to the Company 100% of the outstanding shares of Magellan Series A convertible preferred stock (the “Series A Preferred Stock”), in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC, and 51% of the outstanding common units in Utah CO2 LLC (“Utah CO2”, and together with Nautilus Poplar LLC, the "CO2 Business"), as adjusted by the Cash Amount (as defined in the Exchange Agreement and discussed further below) (the “Exchange”).
The closing of the Exchange is subject to customary closing conditions, including, among others, the receipt of Magellan stockholder approval and the consent of West Texas State Bank ("WTSB") to release a guaranty provided by Magellan. The Exchange Agreement has been approved by each of the Special Committee and the Company’s Board of Directors. Stockholders of the Company will be asked to vote on the approval of the Exchange Agreement at a stockholder meeting that is expected to take place in June 2016. One Stone is required to vote all shares of Preferred Stock in favor of the Exchange Agreement at the special meeting of Magellan stockholders. Assuming the satisfaction of these conditions, the Company expects the Exchange Agreement to close in the second calendar quarter of 2016. If the Exchange Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Magellan stockholders, the Company is required to reimburse One Stone for all documented out-of-pocket fees and expenses incurred by One Stone in connection with the Exchange Agreement, subject to a maximum of $200 thousand in the aggregate.
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. Magellan is required to use the borrowed amounts to satisfy transaction costs and pay certain outstanding accounts payable primarily related to the CO2 Business. The purpose of the Note is primarily to fund the payment of outstanding payables with certain vendors of the CO2 Business to maintain its ongoing operations between signing of the Exchange Agreement and closing of the Exchange. At the closing of the Exchange Agreement, the Loan Amount will be deemed to be paid in full and no further amounts under the Note will be repaid by the Company. If the Exchange is not consummated, the Company will be required to repay this amount. Upon closing of the Exchange Agreement, One Stone will assume all assets and virtually all liabilities related to the CO2 Business, which include the Term Loan with WTSB and outstanding accounts payable related to the CO2 Business.
The Exchange Agreement has been given economic effect as of September 30, 2015 (the “Effective Date”). At closing, One Stone is expected to pay the Company an amount in cash equal to i) any transaction costs One Stone has agreed to pay pursuant to the Exchange Agreement that have not been paid on or prior to closing, ii) minus (if positive) or plus (if negative) the net revenues and expenses attributable to NP after the Effective Date, plus iii) certain specified liabilities of NP actually paid by the Company or NP prior to closing, minus, (iv) the Loan Amount (the “Cash Amount”). The purpose of the Cash Amount is primarily to reimburse the Company for the funding of the operations of NP during the period between September 30, 2015, and the closing of the Exchange Agreement, which operations are expected to result in a loss in the aggregate for the period.
The Exchange Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a Superior Proposal, as such term is defined in the Exchange Agreement. In connection with the termination of the Exchange Agreement in the event of a Superior Proposal, a breach by the Company of the non-solicitation provision noted above, or following a change by the Board of its recommendation to stockholders, the Company will be required to pay to One Stone a termination fee of $750 thousand.

Note 3 - Discontinued Operations
As discussed in detail in Note 2 - One Stone Exchange, on March 31, 2016, the Company entered into an Exchange Agreement with One Stone pursuant to which, subject primarily to stockholder approval, One Stone will transfer its ownership of 100% of Magellan's Series A Preferred Stock in exchange for 100% of Magellan's interest in the CO2 Business. The stockholders of Magellan will vote on the Exchange at a stockholder meeting that is expected to take place in June 2016. The Company has determined that it is probable that the Exchange will be approved by the stockholders. Therefore, assets and liabilities of the CO2 Business have been reclassified as held for sale in the accompanying condensed consolidated balance sheets, and recorded at their fair values, less the cost to sell at March 31, 2016.
The results of operations of the CO2 Business were reclassified to discontinued operations in the third quarter of fiscal year 2016. Prior period amounts related to discontinued operations in the unaudited condensed consolidated statement of operations and statement of cash flows have also been reclassified to conform to the current period presentation. Summarized results of the Company's discontinued operations are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)
Revenue	$344	$688	$1,559	$3,543
Operating, exploration and general and administrative expenses	534	1,926	2,533	5,085
Depletion, depreciation, amortization and accretion	203	209	607	651
Impairment expense	11,280	—	11,280	—
Interest expense and other disposal costs	797	67	893	115
Total expenses	12,814	$2,202	$15,313	5,851
Non-controlling interest	(12)	(165)	(36)	(336)
Loss from discontinued operations before tax	$(12,458)	$(1,349)	$(13,718)	$(1,972)
The Company reviewed the recoverability of the carrying values of its assets and liabilities expected to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million in discontinued operations for the three and nine months ended March 31, 2016, to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values at March 31, 2016. The adjusted carrying amounts of the major classes of assets and liabilities included in discontinued operations are as follows:

	March 31, 2016	June 30, 2015
	(In thousands)
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash	$72	$282
Accounts receivable	188	504
Inventories	232	298
Other classes of current assets that are not major	68	77
Property and equipment, net	23,352	35,593
Other classes of assets that are not major	336	376
Total assets of the disposal group classified as held for sale in the balance sheet	$24,248	$37,130

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable	$1,634	$1,751
Note payable	5,500	5,500
Asset retirement obligations	2,774	2,647
Other classes of liabilities that are not major	68	104
Total liabilities of the disposal group classified as held for sale in the balance sheet	$9,976	$10,002

Note Payable. The note payable included in liabilities held for sale of discontinued operations at March 31, 2016, and June 30, 2015, represents the Term Loan with WTSB as described below.
On September 17, 2014, the Company, through its wholly owned subsidiary NP, entered into a senior secured revolving loan facility (the "Revolving Loan Facility") with WTSB. The Revolving Loan Facility had a floating interest rate based on the prime rate with a floor rate of 3.25%, with interest payable quarterly, a maturity of September 30, 2015, and a total available borrowing limit of $8.0 million, of which $5.5 million was drawn as of June 30, 2015, when the Company entered into an amendment to the Revolving Loan Facility whereby the Revolving Loan Facility was converted into a single term loan (the "Term Loan"). The maturity of the Term Loan was extended to June 30, 2020 and bears interest at the prime rate plus 1.50% with an interest rate floor of 4.75%. The Term Loan is secured by substantially all of NP's assets and a guarantee of Magellan secured by a pledge of its membership interest in NP. During the first 12 months of the Term Loan, only monthly interest payments are payable. Principal is amortized over its remaining four-year term. Under the terms of the Term Loan, Magellan and NP are subject to certain restrictive covenants customary in similar loan agreements. At March 31, 2016, the Company was in compliance with all such covenants.
At the closing of the Exchange, One Stone will receive 100% of the outstanding membership interests in NP and therefore assume the obligations of the Term Loan. The closing of the Exchange is subject to the consent of WTSB to the release of the guarantee of the Term Loan provided by Magellan. See Note 2 - One Stone Exchange.
Contingent Production Payments.
The Company will retain potential future contingent production payments related to its September 2011 acquisition of NP. The contingent production payments are payable, up to a total of $5.0 million, if certain increased average daily production rates are achieved at the Poplar field. Based upon the latest reserves estimates available to the Company, the contingent production payments are unlikely to be paid, and therefore, are not recorded in the accompanying condensed consolidated financial statements.
Non-controlling Interest in Utah CO2 LLC
Pursuant to the Exchange, the Company will transfer its 51% interest in Utah CO2 to One Stone. The non-controlling interest in Utah CO2 has been included with liabilities held for sale in the condensed consolidated balance sheets for all periods presented, and its results of operations are included in discontinued operations in the accompanying statements of operations.

Note 4 - Sale of Amadeus Basin Assets
On March 31, 2014 (the "Central Closing Date"), pursuant to the Share Sale and Purchase Deed dated February 17, 2014 (the "Sale Deed"), the Company sold its Amadeus Basin assets, the Palm Valley and Dingo gas fields ("Palm Valley" and "Dingo," respectively), to Central through the sale of the Company's wholly owned subsidiary, Magellan Petroleum (N.T.) Pty. Ltd ("MPNT"), to Central's wholly owned subsidiary, Central Petroleum PV Pty. Ltd ("Central PV"). In exchange for the assets, Central paid to Magellan (i) AUD $20 million, (ii) customary purchase price adjustments amounting to AUD $800 thousand; and (iii) 39.5 million newly issued shares of Central stock (ASX: CTP), equivalent to an ownership interest in Central of approximately 11%.
The Sale Deed also provides that the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds AUD $5.00/Gigajoule ("GJ") and AUD $6.00/GJ for the first 10 years following the Central Closing Date and for the following five years, respectively, with such prices to be escalated in accordance with the Australian CPI. Between the third and fifth anniversaries of the Central Closing Date, inclusive, the Company may seek from Central a one-time payment (the "Bonus Discharge Amount") corresponding to the present value, assuming an annual discount rate of 10%, of any expected remaining bonus payments in exchange for foregoing future bonus payments. If the Company receives the Bonus Discharge Amount, bonus payments and the Bonus Discharge Amount together may not exceed AUD $7 million. The Company also retained its rights to receive any and all bonuses (the "Mereenie Bonus") payable by Santos Ltd ("Santos") and contingent upon production at the Mereenie oil and gas field achieving certain threshold levels. The Mereenie Bonus was established in 2011 pursuant to the terms of the asset swap agreement between the Company and Santos for the sale of the Company's interest in Mereenie to Santos and the Company's purchase of the interests of Santos in the Palm Valley and Dingo gas fields. Refer to Note 18 - Subsequent Events for discussion of the sale of the Mereenie Bonus.

Note 5 - Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, all of which are attributable to the Company's investment in Central stock, as follows:

	March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$885	$—	$(284)	$601

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$4,230	$—	$—	$4,230
During the nine months ended March 31, 2016, the Company sold part of its investment in Central due to the Company's liquidity constraints and financing needs. The realized price at which the Company sold shares of its investment in Central was lower than the Company's amortized cost, on a per share basis, of its investment. Consequently, the Company determined that unrealized losses incurred through June 30, 2015, related to its investment in Central were other-than-temporary, and recognized an impairment loss in the amount of $14.9 million as of June 30, 2015, equal to the difference between the carrying value of its investment in Central and the market price of Central's common stock on the Australian Exchange at June 30, 2015, including applicable foreign currency translation.
On April 15, 2016, pursuant to the Exchange Agreement, Magellan and One Stone entered into a Secured Promissory Note pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand and simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in Magellan's interests in MPA, which in turn holds the Company's available-for sale securities, as collateral for the Note. Upon the closing of the Exchange, the Loan Amount will be deemed to be paid in full as a portion of the exchange consideration, which will restore the ability of the Company to sell its shares of Central common stock. Refer to Note 18 - Subsequent Events for more information.

Note 6 - Notes Payable
Between September 2015, and March 2016, the Company entered into three separate insurance premium financing agreements (the "Premium Notes") to finance the insurance premiums related to the annual renewal of the Company's insurance policies. The Premium Notes have an aggregate original principal amount of $353 thousand, bear interest ranging between 6.25% and 6.50%, and have amortization terms ranging from nine to ten months. The aggregate principal and interest payments due monthly under the Premium Notes range between $38 thousand and $21 thousand, and are payable between April 2016 and January 2017.

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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Company's policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed above for all periods presented. During the nine months ended March 31, 2016, and 2015, there were no transfers in or out of Level 1, Level 2, or Level 3.
Assets and liabilities measured on a recurring basis
The Company's financial instruments exposed to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and current portion of notes payable reflect these items' cost, which approximates fair value based on the timing of the anticipated cash flows and current market conditions. The recorded value of the Term Loan (see Note 6 - Notes Payable) approximates fair value due to the variable interest rate structure of the note.
Items required to be measured at fair value on a recurring basis by the Company include securities available-for-sale and contingent consideration payable (as discussed further below). Within the valuation hierarchy, the Company measures the fair value of securities available-for-sale using Level 1 inputs, and the fair value of contingent consideration payable using Level 3 inputs. As of March 31, 2016, and June 30, 2015, the fair value of securities available-for-sale was $0.6 million and $4.2 million, respectively. As of both March 31, 2016, and June 30, 2015, the fair value of contingent consideration payable was $0. The following table presents items required to be measured at fair value on a recurring basis as of the periods presented:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$601	$—	$—	$601

Liabilities:
Contingent consideration payable (1)	$—	$—	$—	$—

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$4,230	$—	$—	$4,230

Liabilities:
Contingent consideration payable (1)	$—	$—	$—	$—
(1) See Note 15 - Commitments and Contingencies, below for additional information about this item.
The contingent consideration payable as discussed in Note 15 - Commitments and Contingencies - Contingent production payments is a potential standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market, or market participants. The inputs for this instrument are unobservable and therefore classified as Level 3 inputs. The calculation of this liability is a significant management estimate and uses drilling and production projections based in part on the Company's reserve report for NP to estimate future production bonus payments and a discount rate that is reflective of the Company's credit adjusted borrowing rate.
Inputs are reviewed by management on an annual basis or more frequently as deemed appropriate, and the potential liability is estimated by converting estimated future production bonus payments to a single net present value using a discounted cash flow model. Payments of future production bonuses are sensitive to the Poplar field's 60 days rolling gross production average. The contingent consideration payable would increase with significant production increases and/or a reduction in the discount rate.
The Company has previously recorded a liability and resulting accretion expense for the estimated fair value of the contingent consideration payable. Based upon the latest reserves estimates available to the Company, the contingent consideration payable is unlikely to be paid, and therefore, it is not recorded in the accompanying condensed consolidated financial statements.
Adjustments to the fair value of the contingent consideration payable are recorded in the unaudited condensed consolidated statements of operations under other (expense) income.
Assets and liabilities measured on a nonrecurring basis
Effective March 31, 2016, in connection with the Exchange Agreement and related classification of the assets and liabilities of the CO2 Business to held for sale, the Company reviewed the recoverability of the carrying values of its assets and liabilities to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values at March 31, 2016. The inputs used to determine such fair values were based in part on a fairness opinion provided by a third party in connection with the Exchange and in part on internally developed cash flow models and are classified within Level 3 in the hierarchy. The impairment recorded consisted of an amount identifiable to proved oil and gas properties of $7.8 million, an amount identifiable to accounts receivable of $100 thousand, and the remainder to wells in progress of $3.4 million.
The Company also utilizes fair value to perform an impairment test on its oil and gas properties annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Fair value is estimated using expected discounted future cash flows from oil and gas properties. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are also classified within Level 3. For the nine months ended March 31, 2016, the Company determined that no impairment to its remaining oil and gas properties not classified as held for sale was necessary.

Note 8 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for the nine months ended March 31, 2016, and 2015, is 0% and 0%, respectively. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and foreign tax credit carry forwards.
We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at June 30, 2015, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of March 31, 2016. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is "more-likely-than-not" that those DTAs will be realized.
The Company has reported losses on discontinued operations for the three and nine month periods ended March 31, 2016, and 2015, and because there is a full valuation allowance applied against the DTAs, the Company has not recorded any income tax benefit on discontinued operations in the condensed consolidated financial statements.
During the fiscal year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries. As of March 31, 2016, the Company has an overall deferred tax asset net of a deferred tax liability related to the basis difference in its foreign subsidiaries. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTAs management believes is "more-likely-than-not" to be realized in future periods.
The Company does not expect to pay any federal or state income taxes for the fiscal year ended June 30, 2016.

Note 9 - Stock-Based Compensation
The 2012 Stock Incentive Plan
On January 16, 2013, the Company's stockholders approved the Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (the "2012 Stock Incentive Plan"). The 2012 Stock Incentive Plan replaced the Company's 1998 Stock Incentive Plan (the "1998 Stock Plan"). The 2012 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock and/or restricted stock units, performance shares and/or performance units, incentive awards, cash awards, and other stock-based awards to selected employees, including officers, directors, and consultants of the Company (or subsidiaries of the Company). The stated maximum number of shares of the Company's common stock authorized for awards under the 2012 Stock Incentive Plan is 625,000 shares plus the remaining number of shares under the 1998 Stock Plan immediately before the effective date of the 2012 Stock Incentive Plan, which was 36,054 as of January 15, 2013. The number of aggregate shares available for issuance will be reduced by one share for each share granted in the form of a stock option or stock appreciation right and two shares for each share granted in the form of any award that is not a stock option or stock appreciation right that is settled in stock. The maximum aggregate annual number of options or stock appreciation rights that may be granted to one participant is 125,000, and the maximum annual number of performance shares, performance units, restricted stock, or restricted stock units that may be granted to any one participant is 62,500. The maximum term of the 2012 Stock Incentive Plan is ten years.
During the nine months ended March 31, 2016, 194,531 stock options previously granted under the 1998 Stock Plan expired without exercise. Pursuant to the terms of the 2012 Stock Incentive Plan, the unissued shares underlying these unexercised options were added to the shares available for issuance under the 2012 Stock Incentive Plan.
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
As of March 31, 2016, there were 261,690 shares available for issuance under the 2012 Stock Incentive Plan.
Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain vesting provisions such that options are TBOs, PBOs, or MBOs. During the nine months ended March 31, 2016, the Company granted no stock options. During the nine months ended March 31, 2015, the Company granted 16,875 TBOs, 156,250 PBOs and 50,000 MBOs to executives.
Exercises
During the nine months ended March 31, 2016, no stock options were exercised. During the nine months ended March 31, 2015, 61,849 stock options were exercised, resulting in the issuance of 34,112 shares of common stock, which number is net of shares withheld to satisfy employee tax and exercise price obligations.
Forfeitures / Cancellations
During the nine months ended March 31, 2016, 13,958 stock options were forfeited or canceled. The forfeiture of unvested options during the nine months ended March 31, 2016 resulted in the reversal of previously recorded compensation expense of $41 thousand, which was recorded as an offset to general and administrative expense in the accompanying unaudited condensed consolidated statement of operations. During the nine months ended March 31, 2015, 360,261 stock options were canceled or forfeited, including 189,062 options repurchased from a former executive.
Expirations
During the nine months ended March 31, 2016, 246,612 stock options expired without exercise. During the prior year period, 3,125 stock options expired without exercise.
As of March 31, 2016, a total of 332,028 MBOs and PBOs had not vested, and 261,690 options, including forfeited or canceled options, remained available for future issuance under the 2012 Stock Incentive Plan. Stock options outstanding have expiration dates ranging from December 31, 2016, to January 12, 2025.
The following table summarizes the stock option activity for the nine months ended March 31, 2016:

	Number of Shares	WAEPS (1)
Fiscal year opening balance	1,032,334	$11.15
Granted	—	$0.00
Exercised	—	$0.00
Forfeited/canceled	(13,958)	$7.60
Expired	(246,612)	$9.98
Balance at March 31, 2016	771,764	$11.59
Weighted average remaining contractual term	6.38	years
(1) Weighted average exercise price per share.

Stock Compensation Expense
The Company recorded $518 thousand and $841 thousand of related stock compensation expense for the nine months ended March 31, 2016 and 2015, respectively. Stock compensation expense is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The $518 thousand of stock compensation expense for the nine months ended March 31, 2016 consisted of expense amortization related to prior period awards of $559 thousand, partially offset by forfeitures as described above. As of March 31, 2016, and 2015, the unrecorded expected future compensation expense related to stock option awards was $429 thousand and $1.4 million, respectively.
Stock Awards
The Company's director compensation policy is designed to provide the Company's non-employee directors with a portion of their annual base Board service compensation in the form of equity with a value equal to $35,000, with the determination of the exact number of shares to be made on July 1st, or on the date of the subsequent annual stockholders' meeting (the "Stock Award"). In either case, the number of shares to be awarded is determined using the fair value of the shares as of July 1. In addition, there is an annual cash award alternative to the annual Stock Award whereby a non-employee director may elect to receive $35 thousand in cash to exercise previously awarded options to acquire common stock, the exercise price of which is at least equal in value to the common stock eligible for receipt by the director pursuant to the Stock Award (with the difference in value of the options and $35 thousand to be paid in cash, referred to as the Make-Up Payment). On July 3, 2015, the Special Committee determined that the directors' annual stock award would be deferred and revisited in a few months after the strategic alternatives review process has advanced further and liquidity issues have been addressed. As of March 31, 2016, the Company had not made the Stock Award payment that is to be determined as of July 1, but has accrued a total of $175 thousand, representing the $35 thousand equity value of the Stock Award to each non-employee director. On July 1, 2014, the Company issued a total of 12,041 shares of its common stock to non-employee directors and one board-observer pursuant to this policy and the 2012 Stock Incentive Plan. Pursuant to the compensation policy, one director elected to apply his annual compensation to the exercise of a portion of his previously awarded and vested options in lieu of receiving a share award, resulting in the issuance of an additional 2,734 shares upon exercise.
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
On October 12, 2015, as further discussed in Note 17 - Employee Retention and Severance Costs, the Company granted 62,500 shares of restricted stock, a cash award based on the market value of the Company's common stock, and a phantom stock award based on the value of 62,500 notional shares to its Chief Financial Officer, all subject to doubling in certain circumstances under an override bonus agreement, and all vesting upon completion of a qualifying transaction. No stock-based compensation expense related to these grants has been recorded in the accompanying condensed consolidated statement of operations, as the Company does not consider the future events to meet the definition of "probable" due to the nature of the events being contingent upon third parties outside of the Company's control.

Note 10 - Preferred Stock
One Stone Exchange
On March 31, 2016, Magellan and One Stone entered into an Exchange Agreement, as described further in Note 2 - One Stone Exchange. As a result of the execution of and conditions to the Exchange Agreement, the Company analyzed the redemption features of its Series A Preferred Stock and determined that as part of the Exchange, redemption of the Series A Preferred Stock in the near term was probable.
The Company reviewed the recoverability of the carrying values of its assets and liabilities to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million in discontinued operations for the three and nine months ended March 31, 2016, in order to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values at March 31, 2016 (Note 3). The Company then determined that the resultant fair value of the net assets expected to be transferred to redeem the Series A Preferred Stock in the Exchange were less than the carrying value of the Series A Preferred Stock. The Company accordingly adjusted the carrying amount of the Series A Preferred Stock to its original issue value of $23.5 million, reflecting a reduction in value for the three and nine months ended March 31, 2016, up to the amount of previously recorded increases in value for accumulated dividends paid-in-kind, such dividends totaling $3.7 million in the aggregate. Upon closing of the Exchange, which is expected to occur during the second calendar quarter of 2016, the Company expects to record any further adjustments to the fair value of the Series A Preferred Stock resulting from its redemption as a contribution to equity.

Series A Convertible Preferred Stock Financing
On May 10, 2013, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") with One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P. Pursuant to the terms of the Series A Purchase Agreement, on May 17, 2013 (the "Closing Date"), the Company issued to One Stone 19,239,734 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a purchase price of approximately $1.22149381 per share (the "Purchase Price"), for aggregate proceeds of approximately $23.5 million. Subject to certain conditions, the shares of Series A Preferred Stock and any related unpaid accumulated dividends are convertible into shares of the Company's common stock, par value $0.01 per share, using a face amount per share of the Series A Preferred Stock based on the Purchase Price, and dividing by a conversion price of $9.77586545 per share, which conversion price has been adjusted to reflect the one share-for-eight shares reverse split of the Company's common stock effective July 10, 2015. Please refer to Note 10 - Preferred Stock of the Notes to the Consolidated Financial Statements in the Company's 2015 Form 10-K for further information regarding key terms and registration rights applicable to the Company's Series A Preferred Stock.
Preferred Stock Dividends
For the nine months ended March 31, 2016 and 2015, the Company recorded preferred stock dividends of $1.4 million and $1.3 million, respectively, related to the Series A Preferred Stock. The preferred stock dividends for the nine months ended March 31, 2016, were paid in kind. Accordingly, the value of these dividends of $1.4 million was recorded and added to the preferred stock balance on the Company's balance sheet at March 31, 2016, prior to the adjustment to redemption value as a result of the One Stone Exchange discussed above.
The activity related to the Series A Preferred Stock for the nine months ended March 31, 2016, and the fiscal year ended June 30, 2015, is as follows:

	NINE MONTHS ENDED		FISCAL YEAR ENDED
	March 31, 2016		June 30, 2015
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	21,162,697	$25,850	20,089,436	$24,539
PIK dividend shares issued	1,130,598	1,381	1,073,261	1,311
Adjustment to redemption value	—	(3,730)	—	—
Balance at end of period	22,293,295	$23,501	21,162,697	$25,850

Note 11 - Stockholders' Equity
Treasury Stock
On December 31, 2015, upon the vesting of 7,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,398 shares to settle withholding taxes. The withheld shares were immediately canceled.
On July 10, 2015, to effect the one share for-eight-shares reverse split of the Company's common stock, the Company paid cash in lieu of issuance of fractional shares totaling 2,284 post-split shares. The shares underlying the payment of cash in lieu were immediately canceled.
On July 1, 2015, upon the vesting of 12,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,822 shares to settle withholding taxes. The withheld shares were immediately canceled.
On October 10, 2014, Magellan repurchased 31,250 shares from William H. Hastings, a former Company executive, pursuant to an Options and Stock Purchase Agreement. See Note 9 - Stock-Based Compensation for further details.
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
All repurchased shares of common stock currently being held in treasury are being held at cost, including any direct costs of repurchase. The following table summarizes the Company's treasury stock activity as follows:

	NINE MONTHS ENDED		FISCAL YEAR ENDED
	March 31, 2016		June 30, 2015
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	1,209,389	$9,806	1,178,139	$9,344
Shares repurchased from former executive	—	—	31,250	462
Net shares repurchased for employee tax and option exercise price obligations related to the vesting of restricted stock and the exercise of employee stock options	5,220	11	5,981	104
Net shares repurchased to eliminate fractional shares in July 10, 2015 one share for eight shares reverse stock split	2,284	6	—	—
Cancellation of shares repurchased	(7,504)	(17)	(5,981)	(104)
Balance at end of period	1,209,389	$9,806	1,209,389	$9,806

Note 12 - Earnings (Loss) Per Common Share
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Loss from continuing operations, net of tax	$(2,064)	$(766)	$(5,223)	$(5,486)
Preferred stock dividend	(468)	(437)	(1,381)	(1,296)
Adjustment of preferred stock to redemption value (Note 10)	3,730	—	3,730	—
Net earnings (loss) from continuing operations, including preferred stock dividends and gain on redemption of preferred stock	1,198	(1,203)	(2,874)	(6,782)
Net loss from discontinued operations	(12,458)	(1,349)	(13,718)	(1,972)
Net loss attributable to common stockholders	$(11,260)	$(2,552)	$(16,592)	$(8,754)

Basic weighted average shares outstanding	5,762,634	5,712,638	5,740,904	5,709,709
Add: dilutive effects of convertible preferred stock	2,737,637	—	—	—
Diluted weighted average common shares outstanding	8,500,271	5,712,638	5,740,904	5,709,709

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations attributable to Magellan Petroleum Corporation, including preferred stock dividends and adjustment to redemption value of preferred stock	$0.21	$(0.21)	$(0.50)	$(1.19)
Net loss from discontinued operations	$(2.16)	$(0.24)	$(2.39)	$(0.35)
Net loss attributable to common stockholders	$(1.95)	$(0.45)	$(2.89)	$(1.53)

Diluted loss per common share:
Net loss from continuing operations attributable to Magellan Petroleum Corporation, including preferred stock dividends and adjustment to redemption value of preferred stock in periods where the conversion effect would be anti-dilutive	$(0.24)	$(0.21)	$(0.50)	$(1.19)
Net loss from discontinued operations	$(1.47)	$(0.24)	$(2.39)	$(0.35)
Net loss attributable to common stockholders	$(1.71)	$(0.45)	$(2.89)	$(1.53)
There is no dilutive effect on earnings (loss) per share in periods with net losses. Stock options were not considered in the calculations of diluted weighted average common shares outstanding as they would be anti-dilutive. Shares of common stock issuable upon the conversion of the Series A Preferred Stock were not considered in the calculations of diluted weighted average common shares outstanding for the nine months ended March 31, 2016, and for the three and nine months ended March 31, 2015, as they would be anti-dilutive due to net losses in those periods.
Potentially dilutive securities excluded from the calculation of diluted shares outstanding are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2016	2015	2016	2015
In-the-money stock options	—	—	—	122,099
Common shares issuable upon conversion of Series A Preferred Stock	—	2,554,102	2,690,823	2,524,817
Total	—	2,554,102	2,690,823	2,646,916

Note 13 - Segment Information
Following the closing of the Exchange, the Company will conduct its operations through two wholly owned subsidiaries. As of March 31, 2016, NP, which included the Company's operations in the United States, has been reclassified to discontinued operations and the carrying value of its assets included in assets held for sale. As of March 31, 2016, the Company's two reportable segments include MPUK, which includes the Company's operations in the UK; and MPA, which includes the Company's operations in Australia. Oversight for these subsidiaries is provided by Corporate, which is treated as a cost center.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)
Net (loss) income:
MPUK	$(227)	$(300)	$(708)	$(881)
MPA	(657)	(402)	(1,140)	(1,159)
Corporate	(1,177)	(64)	(3,380)	(3,446)
Inter-segment elimination	(3)	—	5	—
Consolidated net loss from continuing operations	$(2,064)	$(766)	$(5,223)	$(5,486)

			March 31, 2016	June 30, 2015
			(In thousands)
Total assets:
MPUK			$1,912	$2,373
MPA			915	4,593
Corporate (1)			60,582	60,733
Inter-segment elimination (1), (2)			(58,204)	(58,129)
Total assets of continuing operations			$5,205	$9,570
(1) Amounts exclude the corporate investment and related elimination related to NP assets held for sale.
(2) Asset inter-segment eliminations are primarily attributable to investments in subsidiaries.

Note 14 - Oil and Gas Activities
The following table presents the capitalized costs under the successful efforts method for oil and gas properties as of:

	March 31, 2016	June 30, 2015
	(In thousands)
Unproved oil and gas properties:
United Kingdom	$219	$240
Total unproved oil and gas properties	$219	$240

Wells in progress:
United Kingdom	$1,029	$1,100
Total wells in progress	$1,029	$1,100
In connection with the execution of the Exchange Agreement (Note 2), the Company's oil and gas activities in the United States have been classified as assets held for sale in the accompanying condensed consolidated financial statements.

Note 15 - Commitments and Contingencies
Refer to Note 14 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our 2015 Form 10-K for information on all commitments.
Contingent production payments. In September 2011, the Company entered into a Purchase and Sale Agreement (the "Nautilus PSA") among the Company and the non-controlling interest owners of NP for the Company's acquisition of the sellers' interests in NP. The Nautilus PSA provides for potential future contingent production payments, payable by the Company in cash to the sellers, of up to a total of $5.0 million if certain increased average daily production rates for the underlying properties are achieved. J. Thomas Wilson, a director and executive officer of the Company, and his former spouse have an approximately 52% interest in such contingent payments. See Note 7 - Fair Value Measurements above for information regarding the estimated discounted fair value of the future contingent consideration payable related to the Nautilus PSA.
Following the closing of the Exchange Agreement, these contingent production payments will remain an obligation of Magellan. Based upon the latest reserves estimates available to the Company, the contingent production payments are unlikely to be paid, and therefore, are not recorded in the accompanying condensed consolidated financial statements.
Sopak Collateral Agreement. On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase: (i) 1,158,080 shares of the Company's common stock and (ii) a warrant granting Sopak the right to purchase from the Company an additional 543,478 shares of common stock. The Collateral Agreement was subsequently amended on January 15, 2013, and completed on January 16, 2013. The Company has estimated that there is the potential for a statutory liability of approximately $1.8 million and $1.7 million as of March 31, 2016, and June 30, 2015, respectively, related to US federal tax withholdings and related penalties and interest related to the Collateral Agreement. As a result, we have recorded a total liability of $1.8 million and $1.7 million as of March 31, 2016, and June 30, 2015, respectively, under accrued and other liabilities in the unaudited condensed consolidated balance sheets included in this report. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable of $1.8 million and $1.7 million as of March 31, 2016, and June 30, 2015, respectively, under prepaid and other assets in the unaudited condensed consolidated balance sheets.
Celtique Litigation. On March 3, 2015, MPUK received a claim form and particulars of claim that was issued in the High Court of Justice, Queen’s Bench Division, Commercial Court in London, England on February 26, 2015, pursuant to which Celtique Energie Weald Limited ("Celtique") as the claimant seeks, among other things, a declaration that MPUK’s 50% equal co-ownership rights with Celtique in Petroleum Exploration and Development Licenses ("PEDLs") 231, 234 (within which license area the Broadford Bridge-1 well site is located), and 243 in the central Weald Basin in the UK have been forfeited to Celtique, and payment of £1.5 million (equivalent to $2.2 million as of March 31, 2016) for the outstanding cash calls related to the Broadford Bridge-1 well along with interest on that amount at 5% above a base rate until payment (the "Celtique Claim").
On March 24, 2015, Celtique filed for summary judgment on the Celtique Claim. On April 1, 2015, MPUK filed a defense and counterclaim asserting, among other things, that the cash calls by Celtique are not valid due to the failure of Celtique as operator of the PEDLs to comply with the contractual accounting procedures, adhere to an agreed-upon drilling schedule and otherwise properly execute the parties’ development plans, and seeking to recover damages from Celtique as a result of Celtique’s unilateral actions following the purported forfeiture of the PEDL interests. On June 15, 2015, Celtique’s application for summary judgment was heard and dismissed on the basis that MPUK had a real prospect of successfully defending against the Celtique Claim. Celtique was ordered to pay MPUK’s costs of responding to the application, assessed at £60,000 (equivalent to $94 thousand as of June 30, 2015), which was paid by Celtique on June 29, 2015.
MPUK believes that it has strong defenses and intends to vigorously contest the Celtique Claim. However, due to the early stage of this matter and the uncertainty and risks inherent in litigation, the Company cannot predict an ultimate outcome. As such, a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot be made as of the date of these consolidated financial statements. As of March 31, 2016, the Company had approximately $871 thousand in capitalized costs related to these licenses included in the accompanying condensed consolidated balance sheet.
Utah CO2 Option. In May 2015, in accordance with an option agreement between Magellan, Utah CO2, and Savoy Energy, LLC ("Savoy"), Utah CO2 exercised the CO2 purchase option available under the Utah CO2 Option Agreement. Exercise of the CO2 purchase option allows Utah CO2 to negotiate in good faith and enter into a purchase agreement for CO2 with Savoy, the key terms of which should be consistent with the terms detailed in the Utah CO2 Option Agreement, which included a 50-year term, an attractive CO2 price per mcf, the exclusive access to certain CO2 volumes recoverable from Farnham Dome for CO2-EOR projects in Utah, and no CO2 purchase obligations for the first three years. Upon the closing of the Exchange, the Company will not own any interest in Utah CO2, and therefore, not have any obligation related to the CO2 purchase option.

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
On April 27, 2016, Magellan made an application to NOPTA to further amend certain terms of the license, which amendments consist of i) an 18-month suspension of the pre-agreed work commitment for Year 6 of the license, ii) a corresponding 18-month extension of the first term of the license, and iii) a variation of the work commitment consisting of an increase of the area of 3-D seismic survey from 600 km2 to 1,000 km2. In the event that the terms of the license are not amended and the Company has to relinquish its interest in the license, the Company does not expect to incur any material financial obligation. The Company does not have any capitalized costs recorded for NT/P82.
Engagement of RFC Ambrian as financial advisor for farmout of NT/P82. In July 2015, the Company engaged RFC Ambrian as its financial advisor to run a formal bid process for the farm-out of its 100% operating interest in the NT/P82 permit in the Bonaparte basin, offshore Australia, to fund future exploration costs and recover back-costs incurred. The terms of the engagement include cash payments of $20 thousand and $80 thousand for the two initial stages of the engagement through a written offer, and a success fee upon completion of a legally binding agreement ranging from $250 thousand to 5% of the farm-out value of the agreement to the Company. In addition, on March 10, 2016, the Company extended the scope of RFC Ambrian’s mandate to include a potential sale of the Company’s rights to certain payments contingent on production thresholds of the Mereenie field in Australia and agreed to pay RFC Ambrian 5.0% of any consideration the Company may receive in connection with such a transaction.
Petrie Engagement. In June 2015, the Special Committee engaged Petrie Partners, LLC ("Petrie") to act as its financial advisor (the "Petrie Engagement"). Under the terms of the Petrie Engagement, as amended on March 14, 2016, the Company has agreed to pay Petrie certain fees contingent upon the successful closing of certain transactions, together with reimbursement of expenses, as follows: (a) upon rendering of a fairness opinion on the One Stone Exchange, an opinion fee of $300 thousand; (b) upon the successful closing of the Exchange, a divestiture transaction fee of $450 thousand, which amount is net of the opinion fee, and, (c) if the Company enters into a corporate transaction such as business combination transaction, a corporate transaction fee in the aggregate amount of $800 thousand, consisting of $300 thousand to be paid in cash, which amount may be used to pay for a fairness opinion to be provided by Petrie in relation to the corporate transaction, and $500 thousand to be paid in stock of the Company, the number of which shares to be issued to Petrie being determined by the quotient of $500 thousand and the volume weighted average closing price of the Company’s common shares over the 10 trading days ending on the last trading day prior to the announcement of such corporate transaction. The Petrie Engagement may be terminated by either party with five days' written notice.
Poplar CO2-EOR Pilot Bonus. Mi3 Petroleum Engineering, LLC ("Mi3") is a Golden, Colorado-based petroleum engineering firm that advises the Company with respect to its CO2-EOR activities, including the Company's CO2-EOR pilot at the Poplar field (See Note 16 - Related Party Transactions). Pursuant to the terms of a master services contract, as amended on November 4, 2015, Mi3 was entitled to a payment in the amount of $100 thousand, contingent upon the completion of a transaction resulting in the sale of the Poplar field to a third party, in addition to a fixed payment for certain services provided. Based upon the terms of the Exchange Agreement, which terms have been entered into between the Company and an affiliate of the Company rather than a third party, upon closing of the Exchange, the contingent payment in the amount of $100 thousand will not be due to Mi3.
NASDAQ Listing Requirements. On November 5, 2015, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") indicating that, based upon the closing bid price of the Company's common stock for the previous 30 consecutive business days, the common stock had not met the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). The letter also indicated that the Company would be provided with a compliance period of 180 calendar days, or until May 3, 2016, in which to regain compliance, pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A). The letter further indicated that if, at any time during the 180-day compliance period, the closing bid price of the common stock was at least $1.00 for a minimum of ten consecutive business days, NASDAQ would provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement.
On March 4, 2016, the Company received a letter from NASDAQ notifying the Company that, since the closing bid price of the common stock for the previous 10 consecutive business days was at least $1.00, the Company had regained compliance with NASDAQ Marketplace Rule 5550(a)(2).

One Stone Exchange Agreement. The Exchange Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a Superior Proposal, as such term is defined in the Exchange Agreement. In connection with the termination of the Exchange Agreement in the event of a Superior Proposal, a breach by the Company of the non-solicitation provision noted above, or following a change by the Board of its recommendation to stockholders, the Company will be required to pay to One Stone a termination fee of $750 thousand.
If the Exchange Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Magellan stockholders, the Company is required to reimburse One Stone for all documented out-of-pocket fees and expenses incurred by One Stone in connection with the Exchange Agreement, subject to a maximum of $200 thousand in the aggregate.

Secured Promissory Note and Pledge Agreement. On April 15, 2016, the Company and One Stone entered into a Secured Promissory Note and a Pledge Agreement pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand. See Note - 18 Subsequent Events.

Note 16 - Related Party Transactions
Devizes International Consulting Limited. A director of Celtique, with which the Company co-owns equally several licenses in the UK, is also the sole owner of Devizes International Consulting Limited ("Devizes"). Devizes performs consulting services to MPUK. The Company recorded $60 thousand and $110 thousand of consulting fees related to Devizes during the nine months ended March 31, 2016, and 2015, respectively.
Mervyn Cowie. Mervyn Cowie, a former employee of the Company's MPA subsidiary, currently serves both as a director of MPA and its subsidiaries and as a consultant to MPA. Since December 1, 2014, the recurring monthly fee payable to Mr. Cowie for his consulting services amounts to AUD $5,400.
Mi3 Petroleum Engineering. In association with its purchase of an option to acquire CO2 from Farnham Dome, on August 14, 2014, the Company formed a subsidiary, Utah CO2. On December 1, 2014, two other non-controlling interest owners became members of Utah CO2, one of which is Mi4 Oil and Gas, LLC ("Mi4"), a Colorado limited liability company majority owned by Mi3. Mi3 performs ongoing consulting work for both Utah CO2 and other Magellan entities. During the nine months ended March 31, 2016, and 2015, the Company recorded $293 thousand and $979 thousand of consolidated expense related to fees payable to Mi3. During the nine months ended March 31, 2016, and 2015, $293 thousand and $948 thousand, respectively, of the related expense was included in discontinued operations in the accompanying condensed consolidated statement of operations.
One Stone Exchange. On March 31, 2016, the Company and its sole preferred stockholder entered into an Exchange Agreement whereby 100% of the outstanding shares of Magellan Series A Preferred Stock will be exchanged for the assignment to the preferred stockholder of 100% of the Company's interest in the CO2 Business, subject to certain conditions including Magellan stockholder approval. Refer to Note 2 - One Stone Exchange for further information.

Note 17 - Employee Retention and Severance Costs
The Company is required to record charges for one-time employee severance benefits and other associated costs as incurred.
Incentive Agreements with Chief Financial Officer
On October 12, 2015, the Company entered into a series of new incentive compensation agreements with Antoine J. Lafargue, the Company's Chief Financial Officer (the "CFO Incentive Agreements"). The CFO Incentive Agreements include i) amendments to the provisions for severance payments available to the CFO under his existing employment agreement dated October 31, 2014 (pursuant to an amendment of such employment agreement), to include provisions for the payment of up to two years' salary as severance in the event that the CFO’s employment with the Company is terminated under certain circumstances within a period ending ten months after the date on which a qualifying transaction (as generally defined below) occurs, capped at $600 thousand; ii) a restricted stock award agreement whereby a restricted stock grant was made to the CFO on October 12, 2015 totaling 62,500 shares of common stock that are to vest immediately prior to the completion of a qualifying transaction; iii) a potential cash award pursuant to a transaction incentive agreement, which cash award is contingent upon the completion of a qualifying transaction and would range from $0 to $1 million based on the market value of the Company's common stock reflected in the qualifying transaction, with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the qualifying transaction above a minimum market value threshold of $1.60 per share; iv) a phantom stock award, also pursuant to the transaction incentive agreement, with payment contingent upon completion of a qualifying transaction and to be based on the value of 62,500 notional shares; and v) an override bonus agreement which provides for a potential bonus outside of the Company’s 2012 Omnibus Incentive Compensation Plan that would double the amounts payable under the awards available under ii, iii, and iv above, in certain circumstances. For purposes of the CFO Incentive Agreements, a qualifying transaction is generally defined to mean an acquisition of more than 50% of the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, or the sale or other disposition of greater than 95% of the value of the gross assets of the Company, in either case occurring prior to December 31, 2017. No accrual has been made in the accompanying condensed consolidated financial statements for the CFO Incentive Agreements as amounts were contingent on the occurrence of future events and service. The Company does not consider the future events to meet the definition of "probable" due to the nature of the events being contingent upon third parties outside of the Company's control.
Employee Retention Cash Bonus Plan
On June 5, 2015, the Compensation, Nominating and Governance Committee of the Board of Directors of the Company and the Board of Directors of the Company approved a cash bonus plan for the Company's non-executive officer employees for the purpose of retention of certain key accounting, human resource, and administrative employees through certain key milestone events (the "Employee Retention Cash Bonus Plan"). The terms of the Employee Retention Cash Bonus Plan specify payment of retention bonuses for such employees upon the achievement of the milestones, which are i) the filing of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2015 (which occurred in October 2015), and ii) the completion of a strategic transaction. The maximum original bonus payable to the employees under each of the milestones was as follows: i) $168 thousand, and ii) $286 thousand, respectively. As of March 31, 2016, the Company has recorded an accrual in the amount of $425 thousand in the accompanying condensed consolidated financial statements for the Employee Retention Cash Bonus Plan.
Severance and Termination Benefit Payments
On August 31, 2014, the Company provided a notice of termination to the only remaining employee of its MPA subsidiary. As a result, during the nine months ended March 31, 2015, the Company expensed and paid total employee-related severance costs of $475 thousand.

Note 18 - Subsequent Events
Secured Promissory Note and Pledge Agreement. On April 15, 2016, the Company and One Stone entered into (i) a Secured Promissory Note pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand and (ii) a Pledge Agreement (the “Pledge”) pursuant to which Magellan pledged to One Stone a security interest in Magellan's investment in Magellan Petroleum Australia, Pty. Ltd. as collateral for the loan. Magellan is required to use the borrowed amounts (i) to satisfy transaction costs in connection with the Exchange, and (ii) to pay certain outstanding accounts payable. At the closing of the Exchange, the Loan Amount will be deemed to be paid in full as a portion of the exchange consideration and final Cash Amount, as defined in the Exchange Agreement, and no amounts under the Note will be repaid by the Company. If the Exchange is not consummated, the Company will be required to repay the Loan Amount. The Loan Amount is due and payable the earliest of (i) August 1, 2016 or, if the Exchange Agreement is terminated as a result of a breach by One Stone, August 1, 2017, (ii) the Exchange Agreement closing date, or (iii) immediately upon the continuance of an Event of Default (as defined in the Note) by the Company. No interest will be payable under the Note unless the Exchange Agreement is terminated (subject to certain conditions), in which case interest will accrue from the termination date at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal) plus 1%.
Portland, Maine Office Lease. On April 12, 2016, the Company entered into an assignment of its lease and related sublease, both having future expiration dates of August 31, 2017, to office premises in Portland, Maine, effective May 1, 2016.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our 2015 Form 10-K, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2015 Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the 2015 Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with the Risk Factors under Item 1A of Part II of this report and under Item 1A of the 2015 Form 10-K, along with the cautionary discussion about forward-looking statements at the end of this section, for information about the risks and uncertainties that could cause our actual results to be materially different than the results expressed or implied in our forward-looking statements.

OVERVIEW OF THE COMPANY
Magellan Petroleum Corporation (the "Company" or "Magellan" or "we") is an independent oil and gas exploration and production company historically focused on CO2-enhanced oil recovery ("CO2-EOR") projects in the Rocky Mountain region. Upon the anticipated closing of the transactions contemplated by the Exchange Agreement that the Company entered into with its preferred stockholder on March 31, 2016, which are subject primarily to the approval of the Company’s stockholders, the Company will have disposed of its CO2-EOR activities. Historically active internationally, Magellan continues to own significant exploration acreage in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia, which the Company currently plans to farmout, and as of May 10, 2016, a 1.9% ownership stake in Central Petroleum Limited (ASX:CTP) ("Central"), a Brisbane-based junior exploration and production company that operates one of the largest holdings of prospective onshore acreage in Australia.
The Company conducts its operations through three wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Nautilus Poplar LLC ("NP" or the "Poplar field") in the US, which is being discontinued pursuant to the Exchange, Magellan Petroleum (UK) Limited ("MPUK") in the UK, and Magellan Petroleum Australia Pty Ltd ("MPA") in Australia. Effective with the execution of the Exchange Agreement on March 31, 2016, the Company has reclassified the operations of NP to discontinued operations and reclassified its related assets and liabilities to assets and liabilities held for sale for all periods presented in the accompanying condensed consolidated financial statements included in this report.
On July 10, 2015, the Company completed a one share-for-eight shares reverse stock split with respect to the Company's common stock. All amounts of shares of common stock, per share prices with respect to common stock, and amounts of shares convertible upon conversion of convertible preferred stock for periods both prior and subsequent to the split have been adjusted in this report to reflect the reverse stock split.
We believe that Magellan’s sources of value are embedded in the Company’s portfolio of assets. Magellan’s strategy is therefore focused on recovering shareholder value by realizing the value of its existing assets.

SUMMARY RESULTS OF OPERATIONS
The Company has incurred losses from operations for the three months ended March 31, 2016, of $1.6 million. In addition, the Company's cash balance has decreased to $131 thousand as of March 31, 2016. The Company continues to experience liquidity constraints, and since July 2015, has been selling certain of its non-core assets to fund its operations. However, proceeds from these asset sales may not provide sufficient liquidity to fund operations for the next 12 months. In addition, on March 31, 2016, the Company entered into an Exchange Agreement, upon the closing of which the Company will have effectively disposed of all of its producing assets currently generating revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Pursuant to the terms of the Exchange Agreement, which was executed on March 31, 2016, all of the Company's assets and liabilities related to NP and the Company's interests in Utah CO2 will be disposed of, and therefore, have been reclassified as discontinued operations in the results of operations. Consequently, the Company did not report any revenues or operating expenses in continuing operations for the three-month periods ended March 31, 2016, and 2015.
Earnings (loss) from continuing operations attributable to common stockholders. Earnings from continuing operations attributable to common stockholders, including preferred stock dividends and an adjustment to redemption value of the preferred stock, for the three months ended March 31, 2016 totaled $1.2 million ($0.21/basic share), compared to a loss from continuing operations attributable to common stockholders of $1.2 million ($0.21 loss/basic share) in the same period of the prior year. The increase in earnings from continuing operations of $2.4 million was due to a an adjustment to the redemption value of the preferred stock of $3.7 million and a reduction in general and administrative expense of $858 thousand, which were partially offset by a realized loss on the sale of shares of Central of $444 thousand and a fair value adjustment reducing the contingent consideration payable, which amounted to $1.9 million, in the same period of the prior year.
Cash. As of March 31, 2016, Magellan had $131 thousand in cash and cash equivalents, compared to $769 thousand at June 30, 2015. The decrease of $638 thousand was the result of net cash used in operating activities of $2.4 million, net cash provided by investing activities of $2.6 million, primarily related to proceeds from sales of shares of Central stock, net cash used in financing activities of $125 thousand, net cash used in operating and investing activities of discontinued operations of $657 thousand, and a net decrease in cash from the effect of exchange rate changes of $20 thousand.

CORPORATE EVENTS
Strategic Alternatives Review Process
In light of the Company's constrained capital resources and the significant capital requirements to develop the Poplar field using CO2-EOR, on June 5, 2015, the Company formed a special committee of independent members of the Board of Directors of the Company (the "Special Committee") to i) consider various strategic alternatives potentially available to the Company, which included, but were not limited to, sales of some or all of the assets of the Company, joint ventures, a recapitalization, and a sale or merger of the Company and ii) amend compensation arrangements of executives and employees for the purpose of retention and alignment of interests with the interests of the common stockholders during such strategic alternatives review process. The Special Committee engaged Petrie Partners, LLC as financial advisor to assist in the consideration of such matters.
On March 31, 2016, as a result of the strategic alternatives review process, and as discussed in more detail below, the Company signed an Exchange Agreement with One Stone Holdings II, LP (“One Stone”). This transaction is the result of an extensive process conducted by the Special Committee and its financial advisor to identify parties potentially interested in the Poplar field and the Company as a whole. We believe this transaction reflects the value of the Poplar field and provides many benefits for Magellan's common stockholders, including the elimination of the Company's debt, its preferred stock, and virtually all liabilities associated with the Poplar Field. The Exchange Agreement represents the first critical step in the execution of the strategic re-alignment of the Company, and will position Magellan to focus on generating additional value for stockholders by monetizing the Company’s international assets and pursuing business combination opportunities, possibly with private companies or international parties interested in accessing the US capital markets.
Exchange Agreement
On March 31, 2016, Magellan and One Stone entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provides that, upon the terms and subject to the conditions set forth in the Exchange Agreement, One Stone will transfer to the Company 100% of the outstanding shares of Magellan Series A convertible preferred stock (the “Preferred Stock”), in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC, and 51% of the outstanding common units in Utah CO2 LLC (“Utah CO2”, and together with Nautilus Poplar LLC, the "CO2 Business"), as adjusted by the Cash Amount (as defined in the Exchange Agreement and discussed further below) (the “Exchange”).
The closing of the Exchange is subject to customary closing conditions, including, among others, the receipt of Magellan stockholder approval and the consent of West Texas State Bank ("WTSB") to release a guaranty provided by Magellan. The Exchange Agreement has been approved by each of the Special Committee and the Company’s Board of Directors. Stockholders of the Company will be asked to vote on the approval of the Exchange Agreement at s stockholder meeting that is expected to take place in June 2016. One Stone is required to vote all shares of Preferred Stock in favor of the Exchange Agreement at the special meeting of Magellan stockholders. Assuming the satisfaction of these conditions, the Company expects the Exchange Agreement to close in the second calendar quarter of 2016. If the Exchange Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Magellan stockholders, the Company is required to reimburse One Stone for all documented out-of-pocket fees and expenses incurred by One Stone in connection with the Exchange Agreement, subject to a maximum of $200 thousand in the aggregate.
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. Magellan is required to use the borrowed amounts to satisfy transaction costs and pay certain outstanding accounts payable primarily related to the CO2 Business. The purpose of the Note is primarily to fund the payment of outstanding payables with certain vendors of the CO2 Business to maintain its ongoing operations between signing of the Exchange Agreement and closing of the Exchange. At the closing of the Exchange Agreement, the Loan Amount will be deemed to be paid in full and no further amounts under the Note will be repaid by the Company. If the Exchange is not consummated, the Company will be required to repay this amount. Upon closing the Exchange, One Stone will assume all assets and virtually all liabilities related to the CO2 Business, which include the Term Loan with WTSB and outstanding accounts payable related to the CO2 Business.
The Exchange Agreement has been given economic effect as of September 30, 2015 (the “Effective Date”). At closing, One Stone is expected to pay the Company an amount in cash equal to i) any transaction costs One Stone has agreed to pay pursuant to the Exchange Agreement that have not been paid on or prior to closing, ii) minus (if positive) or plus (if negative) the net revenues and expenses attributable to the Poplar field after the Effective Date, plus iii) certain specified liabilities of the CO2 Business actually paid by the Company or the NP prior to closing, minus, (iv) the Loan Amount (the “Cash Amount”). The purpose of the Cash Amount is primarily to reimburse the Company for the funding of the operations of the Poplar field during the period between September 30, 2015, and the closing of the Exchange, which operations are expected to result in a loss in the aggregate for the period.
The Exchange Agreement also contains a non-solicitation provision pursuant to which the Company may not, directly or indirectly, take certain actions to negotiate or otherwise facilitate an “Alternative Proposal,” a term generally defined as an inquiry, proposal or offer relating to a business combination with or acquisition of the assets of NP or Utah CO2 by a person or entity other than One Stone. The Company’s non-solicitation obligations are qualified by “fiduciary out” provisions which provide that the Company may take certain otherwise prohibited actions with respect to an unsolicited Alternative Proposal if the Board determines that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties and certain other requirements are satisfied.
The Exchange Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a Superior Proposal, as such term is defined in the Exchange Agreement. In connection with the termination of the Exchange Agreement in the event of a Superior Proposal, a breach by the Company of the non-solicitation provision noted above, or following a change by the Board of its recommendation to stockholders, the Company will be required to pay to One Stone a termination fee of $750 thousand.
Post-Exchange Agreement Strategy
Magellan’s strategy is focused on recovering shareholder value by realizing the value of the Company’s international assets and pursuing business combination opportunities, possibly with private companies or international parties interested in accessing the US capital markets.
Immediately following the completion of the Exchange, the Company’s principal assets are expected to consist of (i) its 100% interest in NT/P82, an offshore block in the Bonaparte Basin, Australia, (ii) approximately 8.2 million shares of the stock of Central, (iii) the right to bonus payments related to certain sales milestones of the Mereenie field in Australia, currently owned by Central, Santos QNT Pty Ltd, and Santos Limited, which aggregated bonus payments could amount to AUD $17.5 million, (iv) a 35% interest in Horse Hill Development Limited, which owns the Horse Hill-1 well in the Weald Basin, onshore United Kingdom, and (v) 50% interests in Petroleum Exploration and Development Licenses ("PEDLs") 231, 234, and 243 in the Weald Basin, onshore United Kingdom. With respect to NT/P82, the Company has made an application to amend certain terms of the license, including an 18-month extension of the first term of the license, which was due to expire on May

12, 2016,  and a variation of the work commitment. The company intends to continue its efforts to enter into a farmout agreement with potential partners or to sell its interests in the license. With respect to the Company’s interests in the licenses covering the Weald Basin, these licenses are due to expire on June 30, 2016, because the work commitment to drill a well, specifically at Broadford Bridge, has not been met. These licenses are also encumbered by pending litigation with the co-owner of these licenses, Celtique Energie Weald Limited (“Celtique”). With respect to the Horse Hill-1 well, the recent publicly announced results of the flow tests are encouraging, but material risks remain before this well can be assessed as a producing well and reserves estimated.
Based on the aforementioned considerations, the Special Committee believes that while the monetization of some or all of these assets should allow Magellan to continue to operate on a limited basis and satisfy its remaining financial obligations for a substantial period of time following the completion of the Exchange, none is likely to provide ongoing revenue in the near term. The Special Committee recognizes that there are risks and uncertainties involved in attempting to monetize these assets. The Special Committee also believes that Magellan’s public platform is of potential additional value. Consequently, the Company is investigating the possibility of a merger or similar business combination transaction with another company. The Special Committee believes that such a transaction could benefit the stockholders by i) addressing the Company’s current liquidity constraints, ii) bringing new assets, a new strategy, and a new management team, and iii) leveraging the Company’s existing reporting infrastructure and simplified balance sheet. The Special Committee believes that this strategy can be executed in a timely manner and would permit Magellan’s existing stockholders to benefit from the appreciation potential of the new combined entity. Upon the closing of the Exchange, Magellan will have no debt and significantly reduced liabilities, and will therefore, the Special Committee believes, be attractive to private companies and international entities interested in gaining access to the US capital markets.
In addition, to maximize its chances of executing this strategy and identifying an attractive business combination candidate, Magellan is actively seeking to monetize the right to the Mereenie payments, its interests in the Weald Basin licenses, and its interests in the Horse Hill-1 well and any related assets. The Special Committee believes that converting these assets into cash will make Magellan more attractive to potential merger candidates as we de-risk and clarify the valuation of the Company’s remaining assets. The potential sale of the Company’s interests in the Weald Basin and the related settlement of its litigation with Celtique would further enhance the Company’s profile by reducing the uncertainties associated with those interests. The Company believes that the receipt of proceeds from the monetization of the above-listed assets could be accomplished in the relatively near future and could result in proceeds being received by the Company that are materially greater than the current equity market capitalization of the Company, although the amount and timing of such proceeds, if any, are uncertain. The terms, timing, and availability of a possible post-Exchange merger or other business combination transaction are similarly uncertain and subject to numerous risks, including the risk that we will be unable to identify, negotiate, and complete a transaction with a suitable counterparty.
NASDAQ Listing Requirements
On November 5, 2015, Magellan received a letter from The Listing Qualifications Department of the NASDAQ Stock Market ("NASDAQ") indicating that, based upon the closing bid price of the Company's common stock for the last 30 consecutive business days, the common stock had not met the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). The letter also indicated that the Company would be provided with a compliance period of 180 calendar days, or until May 3, 2016, in which to regain compliance, pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A). The letter further indicated that if, at any time during the 180-day compliance period, the closing bid price of the common stock was at least $1.00 for a minimum of ten consecutive business days, NASDAQ would provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement.
On March 4, 2016, the Company received a letter from NASDAQ notifying the Company that, since the closing bid price of the common stock for the previous 10 consecutive business days was at least $1.00, the Company had regained compliance with NASDAQ Marketplace Rule 5550(a)(2).
We believe compliance with the listing requirements of the NASDAQ is an important factor to attract parties that may be interested in gaining access to the US capital markets to enter into a merger or business combination transaction with the Company, which potential transaction constitutes a key objective of the strategy currently being implemented by the Special Committee.

HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended March 31, 2016, in parallel with the ongoing strategic alternatives review process, the Company continued to operate its projects to evaluate and determine the potential of its exploration and production properties.

The Poplar Field (Montana, USA)
Upon the closing of the Exchange, the Company will not own or operate the Poplar field. During the three-month period ended March 31, 2016, and for the period between the signing of the Exchange Agreement and the closing of the Exchange, which closing is expected to occur in the second calendar quarter of 2016, the Company has been and intends to operate the Poplar field in the ordinary course of business, expecting minimum workover activity and no CO2 injection.
CO2-EOR pilot project. During the three months ended March 31, 2016, oil continued to be produced from one of the producing wells of the CO2-EOR pilot project, and the Company monitored the key data arising from the wells of the CO2-EOR pilot, including pressure, temperature, and production rates, which data is integrated in the Company's reservoir simulation model, with the assistance of third-party consultants.
Shallow Intervals. During the three months ended March 31, 2016, Magellan sold 15 Mbbls (165 bopd) of oil attributable to its net revenue interests in the Poplar field. The production mainly came from primary production from the Charles formation, including the producing wells of the CO2-EOR pilot project.
Deep Intervals. During the three months ended March 31, 2016, there was no production from the Deep Intervals at the Poplar field.
United Kingdom
UK - Horse Hill. During the three months ended March 31, 2016, our partner in the Horse Hill-1 well (“Horse Hill”), Horse Hill Development Limited (“HHDL”), conducted the flow test of the well in three intervals, the Lower Kimmeridge and Upper Kimmeridge limestones, and the Upper Portland Sandstone. The preliminary results of the flow test have been very encouraging, providing further support to the potential prospectivity of the overall Weald Basin, including PEDLs 231, 234, and 243. In March 2016, UK Oil & Gas Investments PLC (“UKOG”) announced that HHDL informed UKOG that the final estimated stable dry oil production rate from the Lower Kimmeridge Limestone, the Upper Kimmeridge Limestone, and the Upper Portland Sandstone were 464 bopd, 901 bopd, and 323 bopd, respectively, over stabilized flow periods of 7.5 hours, 4 hours and 8.5 hours, respectively. UKOG also reported on HHDL’s information that the Kimmeridge Limestones are naturally fractured reservoirs producing light, sweet oil with 40 degree API.
The next steps to further establish the potential of Horse Hill consist of i) analyzing pressure data collected during the flow test of the well and carrying out various analyses of the oil produced from Horse Hill including geochemical analyses, and ii) conducting an extended flow test, which will test production of each of the three intervals over a longer period of time. HHDL has initiated the process to obtain regulatory permissions to conduct extended production tests from all three zones.
UK - Central Weald Licenses. In regard to PEDLs 231, 234, and 243, which are co-owned with Celtique, during the three months ended March 31, 2016, the Company continued to manage the pending litigation with Celtique. Potential resolution of the pending litigation could include a possible sale of the Company’s interests in these licenses. Considering the pending litigation and that these licenses are subject to drill-or-drop obligations with license terms ending June 30, 2016, there is a risk that the litigation with Celtique will not be resolved in time to avoid the relinquishment of these licenses.
Peripheral Weald Licenses. With respect to P1916, there was very limited activity during the three months ended March 31, 2016, and no further material activity is planned during fiscal year 2016. Considering the risk profile of this prospect and the challenges in securing a potential drilling site, the Company may decide to withdraw from this license. Total inception to date costs related to the license of $39 thousand have been included in exploration expenses.
Australia
NT/P82. The first term of six years of Magellan’s 100% interest in the offshore petroleum license, NT/P82, was due to expire on May 12, 2016. On April 27, 2016, Magellan made an application to the National Offshore Petroleum Titles Administrator (NOPTA) to amend certain terms of the license, which amendments consist of i) an 18-month suspension of the pre-agreed work commitment for Year 6 of the license, ii) a corresponding 18-month extension of the first term of the license, and iii) a variation of the work commitment consisting of an increase of the area of 3-D seismic survey from 600 km2 to 1,000 km2. The term of the license continues while the application is being considered by NOPTA. If the amendments to the license are approved by NOPTA, the enlarged area to be surveyed will enable the Company to gain additional information regarding a potential prospect identified in the seismic survey previously conducted by the Company. There is a risk that our application for an extension of the term and variation of the work program will not be approved by NOPTA, which could result in the Company relinquishing its interest in NT/P82.
In July 2015, the Company engaged RFC Ambrian as a financial advisor to support the Company’s efforts to conduct a farmout process. As part of the potential farmout, the Company expects to relinquish a portion of its working interest in, and operatorship of, NT/P82, in exchange for a commitment from the partner to meet the work requirements under the terms of the license and potential renewal term. Although the Company is actively working on negotiating the terms of a potential farmout agreement, there is a risk that the negative impact of the commodity price environment and the early-stage exploration nature of this prospect could prevent the Company from finalizing a farmout or sale agreement. Given the offshore seismic activity currently being planned in the Bonaparte Basin, the Company is also trying to develop an alternative approach with 3-D seismic service providers to allow the Company to meet the terms required under the permit.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2016, the Company used $638 thousand in cash and, as of March 31, 2016, had $131 thousand in cash and cash equivalents on its balance sheet. The relatively limited reduction in the Company’s cash and cash equivalents is primarily the result of i) an active management of the Company’s disbursements, ii) the halt of workovers and CO2 injection at the Poplar field, iii) the impact of certain cost saving initiatives, and iv) the sale of shares of Central to finance the Company’s activities. As of May 10, 2016, the cash balances of the Company amounted to approximately $205 thousand and the Company continues to face significant liquidity constraints in the short term.
Following the execution of the Promissory Note and Pledge Agreement on April 15, 2016, the Company received $625 thousand, consisting of i) $200 thousand, which represented payment by One Stone of certain transaction expenses incurred by the Company and can be used to finance the Company’s ongoing activities and ii) $425 thousand, which is specifically earmarked to pay certain vendors of the CO2 Business according to certain specific terms. The terms of the Pledge Agreement also limit the Company’s ability to distribute funds or assets from MPA, which effectively prevents the Company from using the proceeds from the sale of its shares of Central to finance its activities. The Company believes that the payment of certain vendors of NP using some of the funds from the Promissory Note should allow the Company to operate the Poplar field until the closing of the Exchange, which is expected to occur in the second calendar quarter of 2016, with limited additional disbursements for operations and resulting in break-even cash flows from the Poplar field.
The Company also estimates that the final calculation of the Cash Amount, which in principle seeks to reimburse the Company for the cash flows of the Poplar field between the Effective Date of September 30, 2015, and the closing of the Exchange, will result in a payment by One Stone to the Company at the closing of the Exchange, which closing is expected to occur in the second calendar quarter of 2016. Based on the Company’s estimates as of the filing of this report, using information available for the period between September 30, 2015, and March 31, 2016, and estimates consistent with current operations of the field for the period between March 31, 2016, and the estimated closing of the Exchange in June 2016, the Company expects that the Cash Amount will result in a payment by One Stone to the Company of approximately $1.1 million. Upon the closing of the Exchange, the Note will be deemed to have been paid in full and there will be no further liabilities outstanding.
In addition, in connection with the strategic alternatives review process, the Company is currently in advanced negotiations for the sale of certain of its international assets and expects that the proceeds from the sale of these assets could range between $2.5 million and $5.0 million. Although the Company believes that it will be able to execute these transactions and realize the expected proceeds previously indicated, there can be no assurance that it will be able to do so.
The Company is planning to finance its operations with i) cash on hand, ii) proceeds from the Note available to the Company, iii) expected proceeds from the sale of certain of the Company's international assets, and iv) following the closing of the Exchange, the Cash Amount and proceeds from the sale of shares of Central. We believe that, based on the current estimated net cash burn rate of the Company, the proceeds of Note and of the sale of the Mereenie Bonus should be sufficient to finance the Company’s activities for at least the following four months, during which period the Company expects to receive the approval of the Exchange by the Company’s stockholders. Following the closing of the Exchange, the Company expects to benefit from materially reduced disbursements as a result of the disposal of the Poplar field and from increased potential liquidity resulting from the Cash Amount and the ability to sell shares of Central. The Company also anticipates that the improved liquidity position of the Company will allow the Company to pursue the potential monetization of certain of the Company’s assets, including a sale or farmout of NT/P82 and a sale of the Company’s interests in Horse Hill and in the Weald Basin, while the Special Committee continues to advance the strategic alternatives review process.
Uses of Funds
Capital Expenditure Plans. At the Poplar field, the Company does not face significant mandatory capital expenditure requirements to maintain its acreage position. Substantially all of the leases are held by production and contain producing wells with reserves adequate to sustain multi-year production. Approximately 80% of the acreage has been unitized as a federal exploratory unit, which is held by economic production from any one well in the unit. At March 31, 2016, there were 26 wells producing at the Poplar field.
In the Shallow Intervals, which are 100% owned and operated by the Company, until the closing of the Exchange, the Company does not expect to incur any discretionary capital expenditures, which are primarily related to the CO2-EOR pilot.

During the three months ended March 31, 2016, ongoing expenditures related to the CO2-EOR pilot have been curtailed significantly, amounting to approximately $28 thousand.
In the Deep Intervals, which are operated by the Company and in which the Company has a working interest of 50% in the majority of the leases, the Company does not intend to incur material capital expenditures through the closing of the Exchange, and in the Deep Formations the Company is fully carried by the farmees until the deepening of the first well has been completed.
In the UK, the Company's interests are governed by various PEDLs and one Seaward Production License. PEDLs 231, 234, and 243, which the Company co-owns equally with Celtique, are subject to "drill-or-drop" obligations with a deadline of June 2016. As previously reported, the Company received a cash call from Celtique for the advancement of estimated expenses in the amount of approximately $2 million in connection with the Broadford Bridge-1 well, and the Company is evaluating its alternatives under the applicable joint operating agreement. Also as previously reported, Celtique initiated a legal proceeding against the Company with respect to that cash call and related issues. See Note 15 - Commitments and Contingencies - Celtique Litigation of the Notes to accompanying condensed consolidated financial statements included in this report for further information. The Company cannot predict the ultimate outcome of this matter, which may have a material effect on the ultimate amount and/or timing of the Company’s capital expenditures with respect to PEDLs 231, 234, and 243.
In the UK in PEDLs 137 and 246, where Horse Hill was drilled, the cost of the completed flow test and potential future extended flow test are due to be fully paid by HHDL in accordance with the terms of the farmout agreement between HHDL and MPUK.
In the Bonaparte Basin, offshore Australia, the Company holds a 100% interest in NT/P82. The Company has made an application to amend certain terms of the license, including an 18-month extension of the first term of the license, which was due to expire on May 12, 2016,  and a variation of the work commitment. The company intends to continue its efforts to enter into a farmout agreement with potential partners or to sell its interests in the license. In the event that the terms of the license are not amended and the Company has to relinquish its interest in the license, the Company does not expect to incur any material financial obligation.
Series A Preferred Dividend. The Company may elect at its discretion to pay the quarterly dividends on the Series A Preferred Stock either in cash or in kind. For the quarter ended March 31, 2016, the Company paid the dividend in kind. The decision to pay the dividend in kind for the quarter ended March 31, 2016, was primarily driven by the liquidity position of the Company and its efforts to conserve cash. In addition, the per share market price of the Company's common stock is materially lower than the conversion price of the Series A Preferred Stock, which is approximately $9.78 per share following the impact of the one share-for-eight shares reverse split of the Company's common stock effective July 10, 2015. Until the closing of the Exchange, the Company expects to pay the dividend in kind.
Contractual Obligations. Please refer to the contractual obligations table in Part II, Item 7 of our 2015 Form 10-K for information on all material contractual obligations as of June 30, 2015, and see Note 15 - Commitments and Contingencies to the accompanying condensed consolidated financial statements included in this report for additional information, including information with respect to a previously reported cash call received from Celtique for the advancement of estimated expenses in connection with the Broadford Bridge-1 well.

Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $131 thousand of cash and cash equivalents as of March 31, 2016, compared to $769 thousand as of June 30, 2015. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value because of changes in interest rates.
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
Central Shares. Upon the Company’s entrance into the Loan and Pledge Agreement, the Company pledged its equity interest in MPA and agreed that following the potential sale of the Mereenie Bonus, it would be allowed to make a single cash distribution out of MPA within ten days following the completion of the sale of the Mereenie Bonus, which distribution would not result in MPA retaining less than $1.0 million in value based on the combined value of i) cash available at MPA and ii) the Central shares using the Central’s share price for the 10-day period preceding the distribution.

The Company is not constrained in its ability to sell its shares in Central by contractual arrangements with Central. Since June 30, 2015, through May 10, 2016, the Company has sold approximately 31.2 million shares of Central stock, and as of May 10, 2016 continues to own approximately 8.2 million shares of Central stock, which based on the Central closing market price on May 10, 2016, represented a total of $575 thousand of potential liquidity.
Australia Bonus Rights. The Company is entitled to bonus payments in accordance with two agreements, and the value of the payments is contingent on certain operational results from assets the Company has sold in the past four fiscal years. First, under the terms of the Sale Agreement entered into on September 14, 2011, between Magellan Petroleum (N.T.) Pty Ltd, a wholly owned subsidiary of the Company, and Santos QNT Pty Ltd ("Santos QNT") and Santos Limited (collectively the "Santos Entities"), based upon sales of hydrocarbons from the Mereenie field ranging from 2,500 boepd to 10,000 boepd, bonus payments may range from AUD $5.0 million to cumulative potential payments of AUD $17.5 million (the “Mereenie Bonus”). Second, under the terms of the Share Sale and Purchase Deed dated February 17, 2014, between the Company and Central, the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds AUD $5.00/Gigajoule and AUD $6.00/Gigajoule for the first 10 years following the closing date of March 31, 2014, and for the following five years, respectively, with such prices to be escalated in accordance with the Australian CPI (the “Palm Valley Bonus”).
Consistent with the strategic alternatives review process conducted by the Special Committee, the Company is looking to monetize the Mereenie Bonus and the Palm Valley Bonus, although there can be no assurance that the Company will be able to execute either or both of these transactions.
Existing Credit Facilities. A summary of the Company's existing credit facilities is as follows:

	June 30, 2016	June 30, 2015
	(In thousands)
Outstanding borrowings:
Notes payable	$273	$—
Total	$273	$—
Between September 2015, and March 2016, the Company entered into three separate insurance premium financing agreements (the "Premium Notes") to finance the insurance premiums related to the annual renewal of the Company's insurance policies. The Premium Notes have an aggregate original principal amount of $353 thousand, bear interest ranging between 6.25% and 6.50%, and have amortization terms from nine to ten months. The aggregate principal and interest payments due monthly under the Premium Notes range between $38 thousand and $21 thousand, and are payable between April 2016 and January 2017.
The Company, through its wholly owned subsidiary NP, maintains a term loan (the "Term Loan") with WTSB, which will be assumed by One Stone pursuant to the terms of the Exchange Agreement, upon closing of the Exchange. As of March 31, 2016, the outstanding amount of the Term Loan was $5.5 million. There are no additional amounts available to borrow under the Term Loan. The Term Loan will mature on June 30, 2020, and is subject to monthly floating interest payments based on the Prime Rate (currently approximately 3.50%) plus 1.50% and a floor rate of 4.75%. From July 1, 2015 to June 30, 2016, the payment obligations under the Term Loan will consist of interest payments only, and from July 1, 2016 to June 30, 2020, the payment obligations will include the interest payments and the amortization payments of the principal amount of the Term Loan. The Term Loan is secured by substantially all of NP's assets, including a first lien on NP's oil and gas leases from the surface to the top of the Bakken, but excluding any rights to assets within or below the Bakken. Magellan, the parent entity of NP, provided a guarantee of the Term Loan secured by a pledge of its membership interest in NP, the consent to release of which guarantee constitutes one of the closing conditions of the Exchange Agreement. Magellan and NP are subject to certain customary restrictive covenants under the terms of the Term Loan. As of March 31, 2016, the Company was in compliance with all such covenants.
Registered Equity Facility. On December 24, 2014, the Company implemented an "at-the-market" (ATM) facility under which the Company can raise up to $10 million through the issuance of new common shares into the market. The ATM facility is registered under the Company's "shelf" registration statement on Form S-3 (the "Shelf"), which was filed with the US Securities and Exchange Commission on November 17, 2014, and which went effective on December 3, 2014. The Shelf registered the issuance of up to $100 million in equity securities of the Company and is currently planned to be effective through December 2017.
Depending on various factors, including market conditions for the Company's equity securities, the Company may use the ATM facility and the Shelf on an as-needed basis for general corporate purposes. The Company has no immediate plans to issue shares pursuant to the ATM facility or the Shelf, which are intended to provide financial flexibility going forward. As of the date hereof, no securities have been issued under either the Shelf or the ATM facility.
Other Sources of Financing. In addition to its existing liquid capital resources and the alternatives to address short-term liquidity issues discussed above, the Company could potentially receive funds through a bridge financing pending the closing of certain asset sale transactions or the pledge of some of its remaining unencumbered assets or through equity issuances via a PIPE or follow-on offering.
Cash Flows
The following table presents the Company's cash flow information for the nine months ended:

	March 31,
	2016	2015
	(In thousands)
Cash (used in) provided by:
Operating activities	$(2,407)	$(5,468)
Investing activities	2,571	37
Financing activities	(125)	1,355
Discontinued operations	(657)	(8,455)
Effect of exchange rate changes on cash and cash equivalents	(20)	(698)
Net decrease in cash and cash equivalents	$(638)	$(13,229)
Cash used in operating activities during the nine months ended March 31, 2016, was $2.4 million, compared to cash used in operating activities of $5.5 million for the same period in 2015. The decrease in cash used in operating activities was primarily due to reductions in general and administrative expenses, excluding non-cash stock-based compensation and foreign currency gains of $1.5 million, and an increase in accounts payable and accrued liabilities of $1.2 million in the current period as the Company managed its disbursements to preserve cash.
Cash provided by investing activities during the nine months ended March 31, 2016 was $2.6 million, compared to cash provided by investing activities of $37 thousand for the same period in 2015. The change in cash flows from investing activities was primarily due to proceeds of $2.6 million from the sales of Central stock received during the nine months ended March 31, 2016.
Cash used in financing activities during the nine months ended March 31, 2016, was $125 thousand, compared to cash provided of $1.4 million in the prior year period. Cash used in financing activities in the current year period was primarily due to payments on the Company's notes payable and payment of deferred financing costs on the Term Loan. Cash provided in the prior year period related to borrowings on the line of credit of $3.5 million, which were partially offset by cash payments of dividends on the Series A Preferred Stock of $859 thousand, and the repurchase of stock and stock options of $566 thousand and $983 thousand, respectively.
Cash used in discontinued operations during the nine months ended March 31, 2016, was $657 thousand, compared to$8.5 million in the prior year period. The change is primarily due to a reduction in capital expenditures related to the CO2-EOR pilot project of $7.2 million and reductions in lease operating expenses of $1.8 million at the Poplar field. The Company also received $175 thousand from the farmout of the Deep Formation rights at the Poplar field during the nine months ended March 31, 2016.
During the nine months ended March 31, 2016, the effect of changes in foreign currency exchange rates negatively impacted the translation of our foreign denominated cash and cash equivalent balances into US dollars and resulted in a decrease of $20 thousand in cash and cash equivalents, compared to a decrease of $698 thousand for the same period in 2015.

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
Operating Expenses
The following table presents operating expenses for the three months ended:

	March 31,
	2016	2015	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Depreciation	$11	$37	$(26)	(70)%
Exploration	$10	$48	$(38)	(79)%
General and administrative	$1,617	$2,475	$(858)	(35)%
Depreciation Expense. Depreciation expense decreased by $26 thousand to $11 thousand during the three months ended March 31, 2016, compared to $37 thousand in the prior year period. The change was primarily due to certain assets becoming fully depreciated during the current year period.
Exploration Expenses. Exploration expenses decreased by $38 thousand to $10 thousand during the three months ended March 31, 2016. The decrease was primarily the result of a reduction in expenditures related to the Company's activities in the UK in the current year period.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	March 31,
	2016	2015	Difference	Percent change
	(In thousands)
General and administrative (excluding stock-based compensation expense and foreign transaction gain)	$1,254	$1,402	$(148)	(11)%
Stock compensation expense	211	414	(203)	(49)%
Foreign transaction losses from investment in subsidiaries	152	659	(507)	(77)%
Total	$1,617	$2,475	$(858)	(35)%
General and administrative expenses decreased by $858 thousand, or 35%, to $1.6 million during the three months ended March 31, 2016, compared to the prior year period. General and administrative expenses, excluding stock-based compensation and foreign transaction gain, decreased by $148 thousand, or 11%, to $1.3 million. This decrease was primarily the result of a decrease in salaries and benefits of $214 thousand and travel of $74 thousand as a result of lower headcount, which were partially offset by increases in professional fees of $130 thousand, related to the Exchange Agreement and the strategic alternatives review process. Stock compensation expense decreased by $203 thousand as a result of expense reversals for options forfeited by former employees and changes in the performance target dates for certain PBOs. Foreign transaction losses from investment in subsidiaries decreased by $507 thousand, or 77%, due to a foreign transaction loss of $659 thousand, which was previously reflected in other comprehensive income, being recognized in the prior year period following the Company's determination that it was no longer permanently invested in certain of its foreign subsidiaries.
Net Loss From Discontinued Operations
Net loss from discontinued operations relates to the operating results of the Company's former NP segment, whose assets and liabilities were classified to held for sale upon signing of the Exchange Agreement on March 31, 2016 and for all prior periods presented. For the three months ended March 31, 2016, net loss from discontinued operations includes a non-cash charge related to the measurement of NP's assets and liabilities to their estimated fair values at March 31, 2016 of $11.3 million.

COMPARISON OF RESULTS BETWEEN THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

Operating Expenses
The following table presents operating expenses for the nine months ended:

	March 31,
	2016	2015	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Depreciation	$43	$111	$(68)	(61)%
Exploration	$127	$466	$(339)	(73)%
General and administrative	$4,549	$6,816	$(2,267)	(33)%
Depreciation Expense. Depreciation expense decreased by $68 thousand to $43 thousand during the nine months ended March 31, 2016, compared to $111 thousand in the prior year period. The change was primarily due to certain assets becoming fully depreciated during the current year period.
Exploration Expenses. Exploration expenses decreased by $339 thousand to $127 thousand during the nine months ended March 31, 2016. The decrease was primarily the result of a reduction in expenditures related to the Company's activities in the UK in the current year period.
General and Administrative Expenses. The following table presents general and administrative expenses for the nine months ended:

	March 31,
	2016	2015	Difference	Percent change
	(In thousands)
General and administrative (excluding stock-based compensation expense and foreign transaction gain)	$3,826	$5,316	$(1,490)	(28)%
Stock compensation expense	518	841	(323)	(38)%
Foreign transaction loss from investment in subsidiaries	205	659	(454)	(69)%
Total	$4,549	$6,816	$(2,267)	(33)%
General and administrative expenses decreased by $2.3 million, or 33%, to $4.5 million during the nine months ended March 31, 2016, compared to the prior year period. General and administrative expenses, excluding stock-based compensation and foreign transaction loss, decreased by $1.5 million, or 28%, to $3.8 million. This decrease was primarily the result of reductions in expenses related to corporate office salaries and benefits of $211 thousand, director expenses of $84 thousand, professional fees of $232 thousand, investor relations expenses of $104 thousand, travel of $167 thousand, franchise taxes of $119 thousand, and reductions of salaries and benefits and professional fees in Australia of $954 thousand, which were partially offset by an accrual for the payment of retention bonuses to certain administrative employees of $425 thousand. Stock compensation expense decreased $323 thousand as a result of expense reversals for options forfeited by former employees and changes in the performance target dates for certain PBOs. Foreign transaction losses decreased by $454 thousand due to a foreign transaction loss of $659 thousand, which was previously reflected in other comprehensive income, being recognized in the prior year period following the Company's determination that it was no longer permanently invested in certain of its foreign subsidiaries.
Net Loss From Discontinued Operations
Net loss from discontinued operations relates to the operating results of the Company's former NP segment, whose assets and liabilities were classified to held for sale upon signing of the Exchange Agreement on March 31, 2016, and for all prior periods presented. For the nine months ended March 31, 2016, net loss from discontinued operations includes a non-cash charge related to the measurement of NP's assets and liabilities to their estimated fair values at March 31, 2016 of $11.3 million.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements, such as securitization of receivables, with any unconsolidated entities or other parties.

EFFECTS OF COMMODITY PRICES
After the closing of the Exchange, the Company will not sell hydrocarbons from its properties and will not have estimated reserves associated with its remaining assets. However, the value of each of the Company’s remaining assets is intrinsically impacted by commodity prices, including the value of their potential monetization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Information regarding critical accounting policies and estimates is contained in Item 7 of our 2015 Form 10-K. There have been no changes to the Company's critical accounting policies during the nine months ended March 31, 2016.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "assume," "believe," "budget," "could," "estimate," "expect," "forecast," "initial," "intend," "may," "plan," "potential," "project," "should", "will," "would," and similar expressions are intended to identify forward-looking statements. These forward-looking statements about the Company and its subsidiaries appear in a number of places in this report and may relate to statements about the Exchange, including the closing of the transaction, the timing of such closing and the effects of closing (including cash payments to be made in connection with such closing), and the timing, terms and ability to complete other potential transactions; our businesses and prospects; planned or estimated capital expenditures; availability of liquidity and capital resources; the disposition of oil and gas properties and related assets; the ability to enter into acceptable farmout arrangements; revenues, expenses, operating cash flows, projected cash burn rates, progress in developing the Company's projects; future values of those projects or other interests or rights that the Company holds; the process and progress of reviewing potential strategic alternatives for the Company; borrowings; and other matters that involve a number of risks and uncertainties that may cause actual results to differ materially from results expressed or implied in the forward-looking statements. These risks and uncertainties include the following: risks associated with our ability to complete the Exchange or other potential transactions at the times and on the terms anticipated or at all; the uncertain nature of oil and gas prices in the US, UK, and Australia, including uncertainties about the duration of the currently depressed oil commodity price environment and the related impact on our revenues, project developments, and ability to obtain financing; uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects or otherwise continue as a going concern; uncertainties regarding the ability to realize the expected benefits from the sale of the Amadeus Basin assets to Central pursuant to the Sale Deed, including through the future value of Central stock; uncertainties regarding the value of Central stock and the potential value of our Mereenie and Palm Valley gas sales bonus rights; our ability to attract and retain key personnel; our limited amount of control over activities on our non-operated properties; our reliance on the skill and expertise of third-party service providers; the ability of our vendors to meet their contractual obligations; the uncertain nature of the anticipated value and underlying prospects of our UK acreage position; government regulation and oversight of drilling and completion activity in the UK, including possible restrictions on hydraulic fracturing that could affect our ability to realize value from unconventional resource projects in the UK; the uncertainty of drilling and completion conditions and results; the availability of drilling, completion, and operating equipment and services; the results and interpretation of 2-D and 3-D seismic data related to our NT/P82 interest in offshore Australia and our ability to obtain an attractive farmout arrangement for NT/P82; uncertainties regarding our ability to maintain the NASDAQ listing of our common stock, and the related potential impact on our ability to obtain financing; risks and uncertainties inherent in management estimates of future operating results and cash flows; risks and uncertainties associated with litigation matters, including the current legal proceeding initiated by Celtique; and other matters referred to in the Risk Factors section of this report. For a more complete discussion of the risk factors that may apply to any forward-looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") of our 2015 Form 10-K. Any forward-looking statements in this report should be considered with these factors in mind. Any forward-looking statements in this report speak as of the filing date of this report. The Company assumes no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by securities laws.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the form of foreign currency exchange rate risk, commodity price risk related to world prices for crude oil, and equity price risk related to investments in marketable securities. The exchange rates between the Australian dollar and the US dollar and the exchange rates between the British pound and US dollar have changed in recent periods, and may fluctuate substantially in the future. With respect to any net proceeds from the planned farmout of NT/P82 in Australia, any appreciation of the US dollar against the Australian dollar is expected to result in weaker operating results. With respect to any net expenditures for development in the UK, any material appreciation of the US dollar against the British pound could have a positive impact on our business, operating results, and financial condition.
At March 31, 2016, the fair value of our investment in securities available for sale was $601 thousand, with all of that amount attributable to the 8.2 million shares held as of March 31, 2016 from the 39.5 million Central shares received initially as part of the consideration for the sale of the Amadeus Basin assets in March 2014. Central's stock is traded on the Australian Securities Exchange (the "ASX"), and we determined the fair value of our investment in Central using Central's closing stock price on the ASX on March 31, 2016, of AUD $0.095 per share, which translated to $0.073 per share in US dollars on that date. Due to the number of Central shares that we own and Central's general daily trading volumes, we may not be able to obtain the currently quoted market price in the event we elect to sell our Central shares. In addition, a 10% across-the-board change in the underlying equity market price per share for our investment would result in a $60 thousand change in the fair value of our investment.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference from the information set forth under "Celtique Litigation" in Note 15 - Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A RISK FACTORS

Item 1A ("Risk Factors") of our 2015 Form 10-K sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, operating results, or cash flows. There have been no material changes in the Risk Factors described in such Form 10-K, except with respect to certain aspects of the Exchange as disclosed in our preliminary proxy statement filed on April 20, 2016.  Please see Exhibit 99.1 hereto for a discussion of those risks. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES
Pursuant to the terms and conditions of the Certificate of Designations of Series A Preferred Stock dated May 17, 2013, as amended, on March 31, 2016, the Company issued 383,423 shares of its Series A Preferred Stock as quarterly PIK dividends with respect to the 21,909,872 shares of Series A Preferred Stock outstanding as of the record date of March 15, 2016. One Stone Holdings II LP, as the sole holder of Series A Preferred Stock, received all of these PIK shares. The shares of Series A Preferred Stock were issued pursuant to the private placement exemption from registration under Section 4(a)(2) of the US Securities Act of 1933, as amended (the “Securities Act”). The facts relied upon to make such exemption available include that the private placement was with a single person that has represented that it is an "accredited investor" within the meaning of Rule 501 under the Securities Act, and the securities are restricted from transfer except pursuant to an effective registration statement under the Securities Act or an available exemption from such registration. Each share of Series A Preferred Stock is convertible at any time, at the holder's option, into shares of the Company's common stock at a conversion price of $9.77586545, subject to customary anti-dilution provisions. For additional information regarding the Series A Preferred Stock, see Note 10 - Preferred Stock of the Notes to unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.
ISSUER PURCHASES OF EQUITY SECURITIES
During the three months ended March 31, 2016, the Company did not make any purchases of its common stock.

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

10.5 +
Exchange Agreement by and between Magellan Petroleum Corporation and One Stone Holdings II LP, dated as of March 31, 2016 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed on April 13, 2016 and incorporated herein by reference).

10.6 +
Secured Promissory Note by and between Magellan Petroleum Corporation and One Stone Holdings II LP, dated as of April 15, 2016 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 18, 2016 and incorporated herein by reference).

10.7 +
Pledge Agreement by and between Magellan Petroleum Corporation and One Stone Holdings II LP, dated as of April 15, 2016 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 18, 2016 and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Risk Factors Related to the Exchange
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+
Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or attachment to the US Securities and Exchange Commission upon request.

++	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION
(Registrant)

Date:	May 13, 2016	By:	/s/ J. Thomas Wilson
John Thomas Wilson, President and Chief Executive Officer
(as Principal Executive Officer)

Date:	May 13, 2016	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, Senior Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary
(as Principal Financial and Accounting Officer)