Form 10-K
period 2016-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2016-09-14
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016,
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the $0.55 closing price per share of the registrant's common stock as reported by the NASDAQ Capital Market, as of December 31, 2015 (the last business day of the most recently completed second fiscal quarter) was $2,857,981. For the purpose of this calculation, shares of common stock held by each director and executive officer and by each person who owns ten percent or more of the outstanding shares of common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of September 9, 2016, the registrant had 5,879,610 shares of common stock outstanding, which is net of 1,209,389 treasury shares held by the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the 2016 annual meeting of stockholders to be filed within 120 days after June 30, 2016, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

OVERVIEW OF THE COMPANY
Magellan Petroleum Corporation (the "Company" or "Magellan" or "MPC" or "we") is an independent oil and gas exploration and production company. Subject to the closing of the announced merger with Tellurian Investments Inc. (“Tellurian”), Magellan will become a company focused on the development of liquefied natural gas (“LNG”) projects along the United States Gulf Coast. Historically active internationally, Magellan also owns interests in the Horse Hill-1 well and related licenses in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia.
The Company conducts its operations through two wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Magellan Petroleum (UK) Limited ("MPUK"), and Magellan Petroleum Australia Pty Ltd ("MPA"). Following the closing of the merger with Tellurian, which is expected in the fourth quarter of calendar year 2016, the combined company will operate its LNG business in the US through its new wholly owned subsidiary, Tellurian.
On July 10, 2015, the Company completed a one share-for-eight shares reverse stock split with respect to the Company's common stock. All amounts of shares of common stock, per share prices with respect to common stock, amounts of stock options to purchase common stock, respective exercise prices of each such option, and amounts of shares convertible upon conversion of the Series A convertible preferred stock for periods both prior and subsequent to the split have been adjusted in this report to reflect the reverse stock split.
As of June 30, 2016, our cash balance amounted to $1.7 million and the Company continues to experience liquidity constraints. We believe there is substantial doubt about the Company's ability to continue as a going concern. Because Tellurian's assets do not currently generate revenues, the combined company is also likely to experience liquidity constraints. However, we believe that upon the closing of the merger with Tellurian, the combined company will be better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the merger with Tellurian. However, following the closing of the merger with Tellurian, the combined company may not be able to raise sufficient capital in a timely manner to fund the operations of the combined company. Should the merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern.
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

STRATEGIC REPOSITIONING OF THE COMPANY
Over the past few years, Magellan was focused on the potential development of the Poplar field ("Poplar") in Montana using CO2-enhanced oil recovery ("CO2-EOR") as a technique to potentially recover significant volumes of hydrocarbons from the field. Over the second and third quarter of calendar year 2015, the Company reached the conclusion that using CO2-EOR at Poplar was a technical success but that it would be economically challenging to develop the project in the current commodity price environment, which was increasingly weakening over this period. As a result of these considerations, in June 2015, the Company formed a special committee of independent members of the Board of Directors of the Company (the "Special Committee") with the primary objective of reviewing the strategic alternatives potentially available to the Company. During the twelve month period ended June 30, 2016, and the third quarter of calendar year 2016, the strategic alternatives review process resulted in: (i) the disposal of the Company's Nautilus Poplar segment ("NP"), consisting of interests in Poplar and an option on CO2 produced from Farnham Dome, Utah, through the Exchange Agreement signed in March 2016 with One Stone Holdings II

LP (“One Stone”); (ii) the sale of the Mereenie bonus (the "Mereenie Bonus") in May 2016; and (iii) the sale of the Weald Basin assets signed in June 2016. The strategic alternatives review process reached a conclusion with the announced merger transaction with Tellurian in August 2016.
Although the Company was able to extrapolate from the CO2-EOR pilot project that significant hydrocarbons may be recovered from Poplar using the CO2-EOR technique, we determined that the economic development of such project would require materially higher oil prices. Therefore, in light of the Company’s constrained liquidity position and continuing lower commodity price environment, we determined that Magellan was unlikely to have sufficient liquidity to finance this project and its other activities in the medium term until such time that commodity prices would recover to a level that would enable the necessary capital raising for the development of the project. The strategic alternatives review process also considered the possibility of focusing the Company’s business and strategy on certain of the Company’s other international assets. We estimated that although the prospects identified through the seismic surveys conducted in 2012 and 2013 over the NT/P82 block in the Bonaparte Basin, offshore Australia, were promising, these prospects remained at an early stage of the exploration process and required significant capital to be further assessed, which capital may become available through potential farmout or other transactions. Therefore, the Company’s interests in NT/P82 could not form the core business of the Company at this stage. With respect to the Company’s interests in the United Kingdom, the Company considered the following factors: i) the term of the main licenses in the central Weald Basin expiring in June 2016, ii) the pending litigation with Celtique Energie Weald Ltd (“Celtique”), which hampered our ability to strategically progress the potential play in the Weald, and iii) the challenging political and social environment in the United Kingdom, particularly evidenced by the rejection of the planning application of Cuadrilla Resources Limited’s proposed wells in Lancashire. Although the Horse Hill-1 well presents interesting prospects, these remained uncertain at the time of the review, and Magellan merely holds a 35% interest and is not the operator of the well, which combined with the prior factors undermined the potential to focus the Company’s business plan on its UK assets.
The Company then estimated that, in order to unlock the potential value of its assets and public platform and to preserve and maximize value for the Company's shareholders, the Company needed to (i) dispose of Poplar, which was incurring operating losses and further undermining the Company’s liquidity position, and (ii) to address its financial obligations primarily related to the term loan with West Texas State Bank (“WTSB”) and the Series A convertible preferred stock (the "Series A Preferred Stock") issued to One Stone. The Company engaged Petrie Partners, LLC ("Petrie") to support its strategic alternatives review process and conducted a thorough process which eventually resulted in the signing of the Exchange Agreement with One Stone on March 31, 2016. The Company closed the transactions contemplated by the Exchange Agreement on August 1, 2016, after the Company’s shareholders approved the transactions on July 13, 2016. Based on the findings of the marketing process of Poplar, the analysis prepared by our financial advisor and the implied valuation at which we disposed our interests in Poplar, which implied valuation was based on the disposal value of the preferred shares and the assumption of the WTSB term loan and Poplar’s outstanding accounts payables, we believe that the terms of this transaction were attractive to the Company’s shareholders. As a result of the closing of the One Stone exchange, the Company essentially became debt-free, since the term loan with WTSB was assumed by One Stone as part of the transaction, and the Company redeemed and canceled all the outstanding preferred shares which had been previously issued.
The Company then executed in May 2016, the sale to Macquarie Bank of certain bonus rights related to the Mereenie field in Australia, which rights were contingent on certain gas sales volumes from the Mereenie field, the proceeds of which sale provided the Company with the necessary funding required to complete its strategic alternatives review process, which concluded with the signing of the merger agreement with Tellurian. Also critical to the ability to attract potential merger candidates was the ability to resolve the pending litigation with Celtique, in order to create a vehicle with some cash, no debt, no litigation, and certain assets. In June 2016, the Company entered into several contemporaneous agreements, resulting in the sale of the combined interests of Celtique and Magellan in the Weald Basin to UK Oil and Gas Investments PLC (“UKOG”) in primarily Petroleum Exploration and Development License ("PEDL") 234, where the potential Broadford Bridge well is located, and the settlement of the litigation with Celtique. Following these transactions, the Company continues to own i) its 35% interests in the Horse Hill-1 well and related licenses, which interests are fully carried by Horse Hill Development Limited through the completion of its flow tests, ii) its 100% interest in the NT/P82 permit, the term of which permit was extended until November 2017, and iii) its shares of Central Petroleum Limited (“Central”).
The execution of these various transactions enabled the Company to conduct an efficient marketing process to seek a potential business combination partner, which process was particularly active in the second quarter of calendar year 2016, following the announcement of the Exchange Agreement with One Stone. The Company engaged in discussions with several quality potential partners and eventually agreed to the terms of a merger with Tellurian on August 2, 2016, which merger remains subject to certain customary conditions and the approval of the Company’s shareholders. Based on the thorough process it conducted, its analysis of the terms of the merger with its financial advisor and other factors, the Company believes i) the ownership by Magellan’s shareholders of the combined company reflects appropriately the value of the Company’s remaining assets and of its public vehicle and ii) provides the Company’s shareholders a unique opportunity to participate in a business model of large scale under the leadership of a seasoned management team, which has a proven track record of delivering significant shareholder value. Upon the closing of the merger with Tellurian, which is expected in the fourth quarter of calendar year 2016, Magellan will enter a new chapter of its long history as a public company.

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2016
During fiscal year 2016, the Company was very active in the execution of various transactions related to its strategic alternatives review process.
Corporate Events
Going Concern. As of the filing of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2015, the Company reported that it had continued to experience liquidity constraints and had begun selling certain of its non-core assets to fund its operations, and there was substantial doubt about the Company’s ability to continue as a going concern. As of the filing of this annual report on Form 10-K for the fiscal year ended June 30, 2016, the Company continues to experience liquidity constraints. The Company has completed the sale of certain of its assets to fund its operations, which has resulted in a significant reduction in the Company’s monthly cash burn rate. However, these liquidity constraints continue and proceeds from these asset sales may not provide sufficient liquidity to fund the Company's operations for the next twelve months. As a result of these conditions and events, there is substantial doubt about the Company's ability to continue as a going concern. Because Tellurian’s assets do not currently generate revenues, the combined company is also likely to experience liquidity constraints. However, we believe that upon the closing of the merger with Tellurian, the combined company will be better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian’s business plan and management. Therefore, we believe that Magellan’s ability to continue as a going concern in the short-term is subject to the closing of the merger with Tellurian, the primary condition of which closing is the approval by the Company’s shareholders of the merger agreement that is expected to be sought in the fourth quarter of calendar year 2016. However, following the closing of the merger with Tellurian, the combined company may not be able to raise sufficient capital in a timely manner to fund the operations of the combined company. Should the merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern.
Exchange Agreement. On March 31, 2016, Magellan and One Stone entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provides, upon the terms and subject to the conditions set forth in the Exchange Agreement, for the transfer by One Stone to the Company of 100% of the outstanding shares of Magellan Series A Preferred Stock in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC, and 51% of the outstanding common units in Utah CO2 LLC (“Utah CO2,” and together with Nautilus Poplar LLC, the "NP segment", and, the "CO2 Business"), as adjusted by the Cash Amount (as defined in the Exchange Agreement and discussed further below) (the “Exchange”). The Exchange Agreement was given economic effect as of September 30, 2015 (the “Effective Date”).
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”), pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement, pursuant to which Magellan pledged, assigned, and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. The purpose of the Note was primarily to fund the payment of outstanding payables with certain vendors of the CO2 Business to maintain its ongoing operations between signing of the Exchange Agreement and closing of the Exchange. At the closing of the Exchange, the Loan Amount was deemed to be paid in full and no further amounts under the Note are required to be repaid by the Company.
On August 1, 2016, all the conditions to the closing of the Exchange were met and the Exchange was consummated. The primary conditions to closing included i) the receipt of the approval of the Exchange by the Company’s shareholders, which was received on July 13, 2016, during the Company’s annual and special meeting of the shareholders, ii) the consent of WTSB to release a guaranty provided by Magellan, and iii) the payment of the Cash Amount. On August 1, 2016, One Stone paid the Cash Amount to the Company, which was agreed to amount to $900 thousand. The purpose of the Cash Amount was primarily to reimburse the Company for the funding of the operations of the Poplar field during the period between September 30, 2015, and the closing of the Exchange, which operations were expected to result in a loss in the aggregate for the period. In addition, Messrs. Gluzman and Israel, One Stone’s representatives on the Company’s Board of Directors, agreed to forgo the amount of director compensation, in cash and stock, owed to them and outstanding as of the closing date, which was estimated at approximately $174 thousand in the aggregate. Following the closing of the Exchange, the Company canceled all issued and outstanding shares of the Series A Preferred Stock, and Messrs. Gluzman and Israel ceased serving as members of the Board.
Mereenie Bonus Sale. On May 18, 2016, Magellan entered into and completed a Sale and Purchase Deed with Macquarie to sell to Macquarie all the Company's rights to certain bonus payments, which bonus payments are based upon sales of hydrocarbons from the Mereenie field located in the Amadeus Basin in Australia ranging from 2,500 boepd to 10,000 boepd and may result in cumulative potential payments ranging from AUD $5.0 million to of AUD $17.5 million the Mereenie Bonus. The consideration for the sale of the Mereenie Bonus paid by Macquarie was AUD $3.5 million. The Mereenie Bonus was not previously recorded as an asset on the Company's consolidated balance sheet in light of the contingent nature of these payments.
Considering i) the general uncertainties related to the ability to increase sales of hydrocarbons from the Mereenie field to the required thresholds to trigger the various bonus payments and ii) the pressing liquidity needs facing the Company during the second quarter of calendar year 2016, the Company believed that the monetization of this contingent asset was important to enable the continuation of the strategic alternatives review process. The Company’s ability to repatriate the proceeds from the sale of the Mereenie Bonus to the US was constrained by the terms of the Pledge Agreement the Company entered into in conjunction with the Note with One Stone. Approximately AUD $2.8 million was transferred to the US in May 2016 and the remainder became available for transfer upon closing of the Exchange on August 1, 2016.
Central Weald Sale. On June 10, 2016, MPUK entered into i) an Asset Transfer Agreement relating to the sale to UKOG of MPUK's 50% interests in PEDLs 231, 234, and 243 (the "Weald ATA"), ii) an Asset Transfer Agreement relating to the sale to UKOG of MPUK's 22.5% interest in the Offshore Petroleum Licence P1916 (the "IoW ATA"), and iii) a Settlement Agreement with Celtique. The consideration payable by UKOG to MPUK for the Weald ATA amounted to GBP 1.8 million in a combination of cash and shares of UKOG, the number and value of which shares was determined as of the time of execution of the Weald ATA. The consideration for the IoW ATA was the assumption of MPUK's outstanding payables related to its interests in the Offshore Petroleum Licence P1916. Pursuant to the terms of the Settlement Agreement, MPUK was due to pay Celtique GBP 500 thousand of the gross consideration, in a combination of cash and shares in UKOG pro rata to the consideration payable to MPUK for the Weald ATA. On August 11, 2016, the transactions contemplated by the Weald ATA and IoW ATA closed and the Settlement Agreement became effective, resulting in net cash proceeds to Magellan of GBP 446 thousand and the net issuance to Magellan of approximately 50.9 million shares of UKOG, which shares were worth approximately GBP 703 thousand at the time of closing. The number of shares of UKOG issued to Magellan was determined at the signing of the agreements based on a price per share of GBP 1.58 pence, and as of September 9, 2016, the price per share of UKOG was GBP 1.88 pence.
Reverse Stock Split. On July 10, 2015, the Company filed an amendment to its certificate of incorporation to effect a one share-for-eight shares reverse stock split of its common stock, effective July 10, 2015. All share and per share amounts relating to the common stock, stock options to purchase common stock, including the respective exercise prices of each such option, and the amounts of shares convertible upon conversion of the Series A convertible preferred stock for periods both prior and subsequent to the split have been adjusted in this report to reflect the reverse stock split. Market conditions tied to stock price targets contained within market-based options were similarly adjusted. The par value and the number of authorized, but unissued, shares remain unchanged following the reverse stock split. No fractional shares were issued following the reverse stock split, and the Company has paid cash in lieu of any fractional shares resulting from the reverse stock split. The purpose of the split was to enable the Company to regain compliance with NASDAQ listing rules.
NASDAQ Listing Requirements. On November 5, 2015, Magellan received a letter from the Listing Qualifications Department of the NASDAQ Stock Market ("NASDAQ") indicating that, based upon the closing bid price of the Company's common stock for the last 30 consecutive business days, the common stock had not met the minimum bid price of $1.00 per share required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). On March 4, 2016, the Company received a letter from NASDAQ notifying the Company that, since the closing bid price of the common stock for the previous 10 consecutive business days was at least $1.00, the Company had regained compliance with NASDAQ Marketplace Rule 5550(a)(2).
On May 17, 2016, Magellan received a letter from the Listing Qualifications Department of the NASDAQ indicating that the Company’s stockholders’ equity as reported in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 did not meet the minimum $2.5 million required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Stock Market Rule 5550(b)(1). On June 30, 2016, the Company submitted materials to NASDAQ describing a number of transactions that it believed would enable it to report stockholders’ equity of approximately $4.1 million on a pro forma basis, as of March 31, 2016, and that it was engaged in negotiations with a specific party to enter into a potential business combination transaction. On July 29, 2016, Magellan received a letter from the Listing Qualifications Department of NASDAQ indicating that it had determined to grant Magellan an extension until October 14, 2016, to regain compliance with Rule 5550(b). In the letter dated July 29, 2016, the Listing Qualifications Department indicated that any future business combination with a non-NASDAQ entity would likely be considered a “change of control” of Magellan, which would require the post-combination company to apply for initial listing on the NASDAQ Capital Market and meet all applicable initial listing criteria.
Poplar (Montana, USA)

Shallow Intervals. During the twelve months ended June 30, 2016, Magellan sold 60 Mboe (164 boepd) of oil attributable to its net revenue interests in Poplar. This production came primarily from production from the Charles formation.
Deep Intervals. During the twelve months ended June 30, 2016, there was no production from the Deep Intervals at Poplar.
United Kingdom
Weald Basin Licenses. In the central Weald Basin, which consists of Magellan's 50% interests in PEDLs 231, 234, and 243, there was no substantial operational activity. These licenses were due to expire on June 30, 2016, and were subject to “drill or drop” conditions, which were not met in early 2016, and potential progress was further hampered by the pending litigation with Celtique. The Company monetized its interests in these licenses through the transactions contemplated by the Weald ATA that closed on August 11, 2016.
Horse Hill. In PEDLs 137 and 246, where the Horse Hill-1 well ("HH-1") was drilled, the Company holds a 35% interest in HH-1 and these licenses following a farmout agreement with Horse Hill Development, Ltd ("HHDL") dated as of December 20, 2013, pursuant to which agreement the Company’s costs in relation to these licenses are 100% carried by HHDL until production and including costs related to conducting certain flow tests. During the first quarter of calendar year 2016, HHDL conducted a successful flow test of several formations of HH-1 including the Portland sandstone and two Kimmeridge limestone formations. UKOG, one of the principal interest owners of HHDL, then reported that the flow tests measured a stable dry oil rate of 1,688 barrels of oil per day in aggregate from these formations. Although the duration of the flow tests of each formation was relatively short, we were very encouraged by these results. We believe that HHDL is in the process of seeking regulatory permissions to conduct a significant long-term production testing and appraisal program of the productive Kimmeridge limestones and Portland oil-bearing reservoirs.
Other UK Licenses. During fiscal year ended June 30, 2016, there was no substantial activity in P1916, located offshore southern UK, near the Isle of Wight, and the Company disposed of its 22.5% interest through the execution of the IoW ATA.
Australia
NT/P82. During fiscal year ended June 30, 2016, the Company continued its efforts to try to sell or farmout its 100% interest in the NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia, with the support of its financial advisor for this matter, RFC Ambrian. The Company was unsuccessful in sourcing attractive potential transactions, which we believe was due to i) the weak commodity price environment and material reduction in current export LNG prices in Australia, which are believed to have resulted in a significant reduction in exploration budgets of large companies operating in the area and ii) the short remaining term of the license, which was due to expire by May 12, 2016, unless the work requirements of the license had been met.
During the last two months of calendar year 2012, the Company successfully conducted a 2-D and 3-D seismic survey over portions of its NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia. During calendar year 2013, the seismic data underwent complete processing and interpretation and resulted in the identification of three prospects, including a potential conventional reservoir formed by a structural trap against a fault line and two potential stratigraphic plays identified based on amplitude variance versus offset analysis. The potential volume of gas present in these prospects could amount to several Tcf of gas but these prospects are considered to be at the very early stage of the exploration phase and may not result in an actual discovery.
In April 2016, the Company applied to the National Offshore Petroleum Titles Administrator (“NOPTA”) to i) increase the Year 6 minimum work requirement from 600 km2 of 3-D seismic survey to 1,000 km2 of new seismic data acquisition and processing, and geological and geophysical studies, ii) suspend Year 6 conditions of title for 18 months, and iii) extend the permit term by 18 months to allow the varied minimum work condition to be undertaken. On June 29, 2016, NOPTA informed the Company that the Commonwealth-Northern Territory Offshore Petroleum Joint Authority approved these variations and the term of the license is now due to end on November 12, 2017.
Central Petroleum Shares. As partial consideration for the sale of the Company’s onshore Australia assets in fiscal year 2014, the Company received approximately 39.5 million shares of Central, a small oil and gas company listed on the Australian Securities Exchange. Between July 2015, and February 2016, the Company sold on the open market shares of Central in order to help finance its activities during the strategic alternatives review process. The Company’s ownership of shares of Central was reduced from 39.5 million shares in July 2015 to 8.2 million in February 2016, and the volume-weighted average price realized for the sale of these shares, excluding brokerage fees, amounted to approximately AUD $0.11 per share.
Magellan does not consider its shareholdings in Central to be a core asset and will potentially dispose of part or all of this interest. Following the closing of the Exchange, the Company's ability to sell its shares of Central is not restricted. The timing of the Company’s decision to dispose of its interests will depend upon i) the actual price per share of Central, which we believe could increase in the medium term as Central achieves certain operational milestones and ii) the foreign exchange rate between the AUD and the USD.
Financial Performance
As a result of the transactions related to the strategic alternatives review process, the assets and operations of NP, Utah CO2, and the Weald Basin were reclassified to held for sale, and discontinued operations, respectively for all periods presented. Therefore the Company does not report revenues herein, and the results of continuing operations herein exclude the results of these discontinued operations.
Loss from continuing operations. For the fiscal year ended June 30, 2016, loss from continuing operations, including preferred stock dividends and an adjustment to redemption value of the preferred stock totaled $1.0 million ($0.17/basic share), compared to $23.3 million ($4.09/basic share) in the prior year. The decrease in loss from continuing operations was primarily the result of a decrease in realized losses on securities available-for-sale related to the Company's investment in Central, and a decrease in general and administrative expenses. The Company recorded other-than-temporary impairment of its investment in Central of $14.9 million in the prior fiscal year. The Company also recognized a gain in the current fiscal year of $2.5 million related to the sale of the Mereenie Bonus, a reduction in general and administrative costs of $2.4 million, and a downward adjustment to the redemption value of the preferred stock of $4.2 million. These reductions in loss from continuing operations were partially offset by a fair value reduction of contingent consideration payable of $1.9 million recorded in the prior fiscal year.
Cash. As of June 30, 2016, Magellan had $1.7 million in cash and cash equivalents, compared to $0.8 million at the end of the prior fiscal year. The increase of $0.9 million was the result of net cash used in operating activities of $2.2 million, net cash provided by investing activities of $5.1 million, net cash provided by financing activities of $0.4 million, net cash used in discontinued operations of $2.3 million and a decrease in cash from the effect of changes in exchange rates of $0.1 million, and represents the net effect of monetization of certain of the Company's assets over its operating expenses during the year, which operating expenses from continuing operations were primarily general and administrative expense. The net cash used in operating activities of $2.2 million was primarily due to general and administrative expenses, net of stock-based compensation expenses and foreign transaction losses of $4.3 million and an increase in accounts payable of $1.7 million. The $5.1 million of net cash provided by investing activities was primarily the result of proceeds from the sale of the Mereenie Bonus of $2.5 million and $2.6 million related to proceeds from the sale of shares of Central stock.
Securities available-for-sale. As of June 30, 2016, Magellan had $0.6 million in securities available for sale, consisting of the Company's investment in shares of Central stock.
Pro forma financial information. Due to the significance of certain transactions that have closed during the third quarter of calendar year 2016, including the transactions contemplated by the Exchange Agreement, the Weald ATA, the IoW ATA and the Settlement Agreement, we have presented in Note 21 - Pro Forma Financial Information (Unaudited) of the Notes to Consolidated Financial Statements included in this report pro forma financial information showing the effects of these transactions on our consolidated balance sheet as of June 30, 2016, and on our consolidated statements of operations for the years ended June 30, 2016, and June 30, 2015, as if they had been completed on June 30, 2016, with respect to balance sheet data, and as if they had become effective on July 1, 2014, with respect to statement of operations data for the years ended June 30, 2016 and 2015.
On a pro forma basis considering the effects of these transactions, as of June 30, 2016 our pro forma consolidated cash was $2.7 million, our pro forma consolidated total assets were $7.3 million, our pro forma consolidated total equity was $3.7 million, and for the year ended June 30, 2016, our pro forma consolidated loss from continuing operations was $3.2 million, compared to a pro forma consolidated net loss from continuing operations of $21.4 million for the year ended June 30, 2015. Please refer to Note 21 - Pro Forma Financial Information (Unaudited) of the Notes to Consolidated Financial Statements included in this report for more information.
Commodity prices. During the twelve months ended June 30, 2016, the Company's results continued to be impacted by the steep decline in global oil prices that began in late 2014. Oil and gas prices are believed to have stabilized at levels lower than those in the summer of 2014, when oil prices averaged around approximately $100/bbl compared to the current prices of approximately $40/bbl. The decline has had the effect of negatively impacting the perceived present value of the Company's prospects in Australia and the UK, compared to prior estimates. While commodity futures markets suggest that the price of oil will increase gradually, there is no certainty that such an increase will occur.

OUTLOOK FOR FISCAL YEAR 2017
Following the rationalization of the Company’s portfolio of assets during the fiscal year ended June 30, 2016, and assuming the closing of the merger with Tellurian during the fourth quarter of calendar year 2016, Magellan will become a company primarily focused on the development of LNG projects in the US Gulf Coast. The HH-1 well and related licenses in the UK and the Company’s interests in NT/P82 will provide additional option value to the shareholders. NT/P82 may provide a more strategic fit with the combined company’s business considering the connection between NT/P82's large gas prospect and other LNG infrastructure in Northern Territory, Australia.
Corporate Events
Merger with Tellurian. On August 2, 2016, Magellan, Tellurian, and River Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Magellan (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian (the “Merger”), with Tellurian continuing as the surviving corporation and a direct wholly owned subsidiary of Magellan.
The Merger Agreement and the Merger have been approved by the board of directors of each of Magellan and Tellurian. Stockholders of Magellan will be asked to vote on the approval of the transactions contemplated by the Merger Agreement at a special meeting that is expected to be held during the fourth quarter of calendar year 2016. In addition to the approval of the foregoing matters by the stockholders, the closing of the Merger is subject to customary closing conditions, including i) the receipt of Magellan and Tellurian stockholder approval; ii) all directors and officers of Magellan shall have resigned, except for any person(s) that might be designated by Tellurian; iii) a registration statement on Form S-4 to register the Magellan shares to be issued in the Merger shall have been declared effective by the US Securities and Exchange Commission (the “SEC”); and iv) shares of Magellan common stock to be issued in the Merger shall have been approved for listing on the NASDAQ. The Merger Agreement also contains a non-solicitation provision pursuant to which Magellan may not, directly or indirectly, take certain actions to negotiate or otherwise facilitate an “Alternative Proposal,” a term generally defined as an inquiry, proposal or offer relating to a business combination with or acquisition of the assets of Magellan by a person or entity other than Tellurian. Magellan’s non-solicitation obligations are qualified by “fiduciary out” provisions which provide that Magellan may take certain otherwise prohibited actions with respect to an unsolicited Alternative Proposal if the Board of Directors determines that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties and certain other requirements are satisfied. The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a "Superior Proposal," as such term is defined in the Merger Agreement. In connection with the termination of the Merger Agreement in the event of a Superior Proposal, a breach by Magellan of the non-solicitation provision noted above, or following a change by the Board of Directors of its recommendation to stockholders, Magellan will be required to pay to Tellurian a termination fee for any and all third-party transaction fees and expenses incurred by Tellurian with the drafting, negotiation, execution and delivery of the Merger Agreement and related documents (including fees and expenses for attorneys, accountants and other advisors), subject to a maximum of $1 million in the aggregate. A termination fee may also be payable in some circumstances in which an Alternative Proposal is made, the transaction fails to close and Magellan subsequently agrees to an Alternative Proposal. If the Merger Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Tellurian stockholders, or by Magellan because Tellurian does not use commercially reasonable efforts to secure the approval for listing the Magellan shares of common stock to be issued in the Merger, then Tellurian will be required to pay to Magellan a reverse termination fee of $1 million.
Upon the closing of the Merger with Tellurian, Magellan will become a Houston-based energy company focusing on the development of LNG export projects. Tellurian’s management team is led by Charif Souki and Martin Houston, who have led and/or founded several industry-leading companies, specifically in the LNG sector. Mr. Souki is the former founder, Chairman, and CEO of Cheniere Energy, Inc., which is expected to operate in excess of 30 million tonne per annum (“mtpa”) of LNG export facilities. Mr. Houston retired in November 2013, as chief operating officer of BG Group plc (“BG”), after 30 years of service, during which he pioneered the development and optimization of BG’s global LNG portfolio. Tellurian was formed in February 2016 to develop low-cost, mid-scale LNG projects on the US Gulf Coast. Bechtel Corporation, General Electric and Chart Industries, Inc. are Tellurian’s commercial partners to deliver LNG facilities with best-in-class development costs on a global basis. Tellurian is currently focused on the development of the Driftwood LNG project, a 26-mtpa LNG export facility in Calcasieu Parish, LA, where Tellurian owns or leases a site of approximately 800 acres with marine access for LNG tankers. As a result of the Merger, Tellurian will gain greater access to the capital markets to finance the development of the Driftwood LNG project.
Special Committee. On June 5, 2015, the Company’s Board of Directors formed the Special Committee to consider various strategic alternatives potentially available to the Company and engaged Petrie as financial advisor. Following the closing of the Exchange with One Stone and the subsequent announced Merger with Tellurian, we believe that the task of the Special Committee has substantially been completed. The Special Committee will continue until the closing of the Merger with Tellurian has been consummated.

Management Changes.With the execution of various transactions and the Merger Agreement with Tellurian, various changes to the management team of the Company are expected during fiscal year ending June 30, 2017. On and effective August 5, 2016, Mr. Wilson, the Company’s director, President, and Chief Executive Officer, tendered his resignation as a director and officer, and Mr. Lafargue assumed the additional officer responsibilities until the closing of the Merger. At the closing of the Merger, Tellurian’s management team is expected to assume most of the managerial positions of the Company, with Mr. Lafargue expected to continue as Chief Financial Officer of the combined company.
United Kingdom
Horse Hill. We believe that HHDL is in the process of seeking regulatory permissions to conduct a significant long-term production testing and appraisal program of the productive Kimmeridge Limestones and Portland oil-bearing reservoirs. Since the results of the HH-1 well have been very encouraging to date and the Company’s costs in relation to these licenses are 100% carried by HHDL, we are planning to await the results of the next flow test and appraisal program before making a decision about our long-term participation in these licenses. However, the Company will continue to consider potential transactions on an opportunistic basis in light of the Company’s overall strategy and business plan.
Australia
NT/P82, Offshore Australia. Over the upcoming several months, the Company intends to establish a plan and schedule for executing its seismic survey work commitment for NT/P82. Considering the current stabilization of commodity prices and the greater certainty provided by the revised terms of the license received on June 29, 2016, including the 18-month extension of the term of the license to November 12, 2017, we believe that a farmout agreement also remains possible for this asset. In addition, given the large potential gas prospects contained within this license and the development of several fields in the Bonaparte Basin through LNG facilities, we believe that the potential strategic fit of this asset with the combined company’s overall strategy and business activities upon the closing of the Merger with Tellurian has improved.
Palm Valley Bonus Rights. Under the terms of the Share Sale and Purchase Deed dated February 17, 2014, between Magellan Petroleum (N.T.) Pty Ltd , a wholly owned subsidiary of Magellan, and Central, the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds AUD $5.00/Gigajoule and AUD $6.00/Gigajoule for the first 10 years following the closing date and for the following five years, respectively, with such prices to be escalated in accordance with the Australian consumer price index (the “Palm Valley Bonus”). For further information related to the Palm Valley Bonus, please refer to Note 5 - Sale of Amadeus Basin Assets. The value of the rights to these bonus payments is not reflected on the Company’s financial statements and the Company believes there is significant risk to the potential realization of these rights. During fiscal year 2017, the Company may seek to monetize these rights, as it did with respect to the Mereenie Bonus during fiscal year 2016. We believe that our ability to enter into a transaction with respect to the Palm Valley Bonus will depend on certain operational and commercial development in the Amadeus Basin, particularly the ability of Central to enter into new gas sales contract with potential new customers.

OPERATIONS
Magellan operates in the single industry segment of oil and gas exploration and production. As of June 30, 2016, we have two reportable geographic segments, MPUK and MPA, corresponding to our operations in the UK and Australia, respectively, and maintain a corporate office in the United States which provides oversight for these segments and is treated as a cost center. MPUK's oil and gas assets consist of various exploration licenses in or adjacent to the Weald Basin located onshore and offshore southern England. MPA's oil and gas assets consist of NT/P82, an exploration block in the Bonaparte Basin, offshore Australia, and a 1.9% ownership interest in Central as of September 9, 2016.
As of March 31, 2016, NP, which formerly included the Company's operations in the United States, primarily in the Williston Basin, has been reclassified to discontinued operations and the carrying value of its assets have been included in assets held for sale for all periods presented. As of June 30, 2016, the Company's operations related to the central Weald licenses and the peripheral Weald license have also been reclassified to discontinued operations and the carrying value of the related assets have been included in assets held for sale for all periods presented. Following the closing of the One Stone Exchange on August 1, 2016 and the Weald ATA and IoW ATA and related transactions on August 11, 2016, which resulted in the sale of the Company's interests in the Poplar field in the US and of PEDLs 231, 234, 243, and P1916 in the UK, respectively, the Company does not conduct any operations in the US and its operations in the UK are limited to the Horse Hill-1 well and related licenses, which consist of PEDLs 137 and 246. The locations of the Company's key oil and gas properties are presented in the map below. For certain additional information about the Company's reportable segments, see Note 15 - Segment Information to the consolidated financial statements included in Part II, Item 8: Financial Statements and Supplementary Data of this report.

Magellan's Areas of Operations
United States - Poplar
In the US, as of June 30, 2016, Magellan owned Poplar, an oil field located in Roosevelt County, Montana. Our acreage position covered substantially all of Poplar Dome, the largest geologic structure in the western Williston Basin with multiple stacked formations with hydrocarbon resource potential. However, following the closing of the Exchange on August 1, 2016, the Company has disposed of all of its interests in Poplar.
The field was discovered in the 1950s by Murphy Oil, which actively explored and developed the Charles formation for two decades. By the time Magellan acquired Poplar in 2009, technological advances in oil and gas exploration allowed us to reevaluate Poplar's known formations and to discover new ones. The Charles formation at Poplar is highly prospective for development using the tertiary technique of CO2-EOR. The Company's primary focus at Poplar was the evaluation of the effectiveness of this technique through a CO2-EOR pilot.
Poplar, as the Company defines it, is composed of a 100% working interest in the oil and gas leases within the East Poplar Unit ("EPU"), a federal exploratory unit in Roosevelt County, Montana, totaling approximately 18,000 acres, and the working interests in various oil and gas leases that are adjacent to or near EPU ("Northwest Poplar" or "NWP") totaling approximately 4,000 acres.
Our interests within EPU (also referred to herein as "Poplar") included a 100% operated working interest in the interval from the surface to the top of the Bakken/Three Forks formation (the "Shallow Intervals") and an operated working interest below those intervals ranging from 50% to 65%, which include the Bakken/Three Forks, Nisku, and Red River formations (the "Deep Intervals"). VAALCO Energy (USA), Inc. ("VAALCO") owns the remaining working interest in the Deep Intervals. Our interests within NWP are all operated and are the same as within EPU, except in certain leases in which the Company and VAALCO collectively own less than 100% of the working interest.
United Kingdom
As of June 30, 2016, Magellan's UK position consisted of interests in six exploration permits located in or adjacent to the Weald Basin, which is geographically situated southwest of London and which contains multiple conventional and potential unconventional oil and gas prospects. In the central Weald Basin, Magellan co-owned equally with Celtique three licenses (PEDLs 231, 234, and 243), representing 124 thousand net acres, that are prospective for unconventional oil and gas development from the Kimmeridge Clay and Liassic formations and may be prospective for conventional development in other formations. Celtique operated these licenses. On the periphery of the Weald Basin, Magellan maintained non-operated interests in three additional exploration licenses, representing an additional 15 thousand net acres, that may be prospective for conventional oil and gas targets. However, following the closing of the Weald ATA and the IoW ATA, the Company has disposed of its interests in PEDLs 231, 234, 243, and P1916.

Australia
NT/P82. In the Timor Sea, offshore Northern Territory, Australia, Magellan holds a 100% interest in the exploration permit NT/P82, which covers 2,500 square miles of the Bonaparte Basin in water ranging in depth from 30 to 500 feet. The Company conducted 3-D and 2-D seismic surveys over portions of the license area in December 2012 and, following processing and interpretation during fiscal years 2013 and 2014, is currently developing plans to meet its revised seismic work requirements, which may include obtaining a suitable farmout partner to meet the revised work requirements in exchange for a portion of the Company's working interest in the permit. Based on the results of the 3-D and 2-D seismic surveys, the Company identified three potential prospects, including a potential reservoir in a structural trap against a fault line and a large amplitude-variation-with-offset anomaly. The Company is conducting a process to obtain a partner to evaluate these prospects further and engaged a financial advisor, RFC Ambrian to assist its efforts.
Central. Magellan is the owner of approximately 8.2 million shares of stock in Central, representing an approximate 1.9% ownership interest as of September 9, 2016. Central is a Brisbane-based junior exploration and production company that operates one of the largest holdings of prospective onshore acreage in Australia. Magellan received its shares in Central on March 31, 2014, as part of the consideration paid by Central to acquire Magellan's interests in the Palm Valley and Dingo gas fields. Following the closing of the Exchange with One Stone on August 1, 2016, the Company's ownership of these shares is not subject to any trading restrictions imposed by Central. In the future, Magellan may decide to dispose of all or part of its position in Central stock to fund some of the Company's activities. Although the Company does not intend to hold its position in Central's stock in the long term, the Company believes that there could be certain commercial or operational developments related to Central’s assets, which could positively impact the price per share of Central in the medium term. Therefore, the Company intends to monitor the stock price performance of Central to determine the appropriate time to dispose of its position. Further information about Central can be found on Central's website at www.centralpetroleum.com.au, which is not incorporated by reference into this report and should not be considered part of this document.

RESERVES
All reserves are related to the proved oil and gas properties of Poplar, which pursuant to the Exchange Agreement entered into on March 31, 2016, are included in assets held for sale at June 30, 2016. As a result of the closing of the Exchange on August 1, 2016, all reserves reported below were disposed of as of that date.
Estimates of reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes, the availability of financing and other factors. The following table presents a summary of our proved reserves as of June 30, 2016.

Oil (Mbbls)
United States Reserves:
Proved developed producing ("PDP")	792
Proved developed not producing ("PDNP")	103
Proved undeveloped ("PUD")	—
Total reserves	895

PDP%	88%
PDNP%	12%
PUD%	—%

Proved Undeveloped Reserves
The Company has not included PUD reserves in its total proved reserve estimates at June 30, 2016 or June 30, 2015 due to the uncertainty regarding its ability to continue as a going concern, the availability of capital that would be required to develop the PUD reserves, and its strategic plans to dispose and subsequent disposal of its interests in Poplar.
Probable Reserves
Consistent with our position regarding PUD reserves, due to the uncertainty of the Company's ability to continue as a going concern, the constrained availability of financing to develop the probable reserves, and its strategic plans to dispose and subsequent disposal of its interests in Poplar, the Company is not reporting probable reserves.
Internal Controls Over Reserve Estimates
Our internal controls over the recording of proved and probable reserves are structured to objectively and accurately estimate our reserve quantities and values in compliance with regulations established by the SEC. Historically, the Company relied upon a combination of internal technical staff and third party consulting arrangements for reserve estimation and review. Considering the disposal of the assets which contained the Company's proved reserves, the Company elected to solely rely on its internal resources to estimate its reserves as of June 30, 2016.
Reserve estimates as of June 30, 2016 were prepared by Guot Anyak, who was employed by the Company as a Petroleum Engineer from August 2012 until August 1, 2016. Mr. Anyak is a graduate of the Colorado School of Mines and holds a Bachelor of Science degree in Petroleum Engineering.  Mr. Anyak has been instrumental in the analysis of the economics of certain well workovers at Poplar, and has supported the preparation of the Company’s reserve estimates over the past several years. Reserve estimates as of June 30, 2015, were prepared by Hector Wills of Mi3 Petroleum Engineering ("Mi3"), a Golden, Colorado-based petroleum engineering firm that regularly performs petroleum engineering services for the Company with respect to Poplar. Mr. Wills has nearly 20 years of operation and technical engineering experience in the oil and gas industry. Prior to his time with Mi3, he served as a reservoir engineer at Stim-Lab, Inc., and prior to that as a drilling engineer at PDVSA Petroleos de Venezuela S.A. Mr. Wills holds a PhD in Petroleum Engineering from the Colorado School of Mines. The reserve estimates as of June 30, 2015 were audited by the Company's independent petroleum engineering firm, Allen & Crouch Petroleum Engineers ("A&C"). See "Third Party Reserve Audit" below. In addition, the preparation of the reserve estimates for both periods was subject to the oversight of our management and a summary review by the Audit Committee of our Board of Directors.
Third Party Reserve Audit
In light of the pending disposal at June 30, 2016 of the Company's interests in the assets that contain all of the Company's estimated reserves, and their subsequent disposal on August 1, 2016 upon closing of the One Stone Exchange, the Company did not engage an independent petroleum engineering firm to audit its estimates of reserves at June 30, 2016.
Detailed information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows, and results of operations is disclosed in the supplemental information (see Note 22 - Supplemental Oil and Gas Information (Unaudited)) to the consolidated financial statements included in Part II, Item 8 to this Form 10-K.

VOLUMES AND REALIZED PRICES
The following table summarizes volumes and prices realized from the sale of oil from properties in which we owned an interest during the periods presented. The table also summarizes operational costs per barrel of oil equivalent for the fiscal years ended:

	June 30,
	2016	2015
United States:
Volumes (Mbbls)	60	79
Average realized prices ($/bbl)	$33.17	$56.44
Lease operating expenses ($/bbl)	$42.67	$64.42
Sales volume for the year ended June 30, 2016, totaled 60 Mbbls (164 bopd), compared to 79 Mbbls (217 bopd) sold in the prior year, a decrease of 24%. The decrease was primarily the result of certain cost reduction measures at Poplar including shutting-in wells with high operating costs, the suspension of workovers, and the natural production decline of the field. The average realized price at the Poplar field decreased to $33.17/bbl from $56.44/bbl in the prior year. The decrease was primarily the result of a decline in the benchmark crude oil price, West Texas Intermediate (WTI). The average WTI price declined 39% from the prior fiscal year, which was partially offset by a 29% improvement in the differential from the previous fiscal year. The Company does not currently engage in any oil and gas hedging activities. Lease operating expenses decreased to $42.67/bbl from $64.42/bbl in the prior year. The decrease is primarily related to lower production taxes, which are due to lower revenues as a result of lower commodity prices and reduced workover activity and maintenance on wells.

PRODUCTIVE WELLS
Productive wells include producing wells and wells mechanically capable of production. The following table presents a summary of our productive wells, all of which were located in the United States at the Poplar field as of June 30, 2016:

Productive Wells
United States:
Gross oil wells (1)	24.0
Net oil wells (2)	21.0
(1) A gross well is a well in which the Company owns a working interest. Wells with one or more completions in the same bore hole are considered to be one well.
(2) The number of net wells is the sum of the fractional working interests owned in gross wells.

DRILLING ACTIVITY
The following table summarizes the results of our development and exploratory drilling during the fiscal years ended:

June 30,
	2016		2015
	Productive (2)	Dry (3)	Productive (2)	Dry (3)
United States:
Development wells, net (1)	—	—	—	—
Exploratory wells, net (1)	—	—	—	—
Total net wells	—	—	—	—
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

As of August 1, 2016, two gross wells(1) (two net wells(2)) related to the CO2-EOR pilot that were included in wells-in-process as of June 30, 2016 were still in the process of being evaluated. These wells were subsequently disposed through the closing of the Exchange on August 1, 2016.

(1) A gross well is a well in which the Company owns a working interest. Wells with one or more completions in the same bore hole are considered to be one well.
(2) The number of net wells is the sum of the fractional working interests owned in gross wells.

ACREAGE
The following table summarizes gross and net developed and undeveloped acreage by geographic area at June 30, 2016, which has not been adjusted for the impact of the Exchange and the Weald ATA and IoW ATA.

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
Of our 22,913 gross acres at Poplar, approximately 18,000 acres (79%) form a federal exploratory unit which is held by economic production from any one well within the unit. As of June 30, 2016, Poplar contained 24 producing wells.

TITLES TO PROPERTY, PERMITS AND LICENSES
Magellan maintains interests in its oil and gas properties through various contractual arrangements customary to the oil and gas industry and relevant to the local jurisdictions of its assets.
United States
In the US, Magellan maintains its working interests in oil and gas properties pursuant to leases from third parties. We have either commissioned title opinions or conducted title reviews on substantially all of our properties and believe we have title to them. Magellan obtains title opinions to a drill site prior to commencing initial drilling operations. In accordance with industry practice, we perform only minimal title review work at the time of acquiring undeveloped properties. Upon the closing of the One Stone Exchange on August 1, 2016, Magellan has no further working interests in the US.
United Kingdom
In the UK, the petroleum licensing regime is administered by the UK Department of Energy and Climate Change ("DECC") and the Oil and Gas Authority ("OGA"), and PEDLs and Seaward Production Licenses (denoted by a "P") issued by the DECC are subject to the UK Petroleum Act of 1998. A licensee has the exclusive right to produce, explore, and develop petroleum from the land, subject to the payment of rental to the DECC. The maximum term of the license is 31 years. Licenses expire after the initial exploration term of six years if a well is not drilled and after a second exploration term of five years if a well is drilled but no development program is approved by the DECC. If a development program is approved by the DECC, a PEDL will convert into a production license with a term of approximately 20 years. The licensing regime also requires that 50% of the acreage of a PEDL be relinquished at the end of the initial exploration period. This 50% relinquishment is expected to be applicable to Magellan's licenses upon their respective initial expiration dates.
Following the signing of the Weald ATA, which closed on August 11, 2016, the Company and Celtique engaged in discussions with the OGA and UKOG to enable certain amendments to the terms of PEDLs 231, 234, and 243, while the closing of this transaction was pending. As a result of these discussions, Magellan and Celtique relinquished their interests in PEDLs 231 and 243 as of June 30, 2016, and received an extension of the term of PEDL 234, subject to certain work commitments, which became the responsibility of UKOG upon the closing of the Weald ATA on August 11, 2016. Refer to

Note 3 - Sale of Weald Basin Assets of the Notes to Consolidated Financial Statements included in this report for further information.
With respect to PEDLs 137 and 246, the Company and its partners negotiated with the OGA amendments to the terms of the licenses, which resulted in the extension of i) the second exploration term of PEDL 137 to September 30, 2016, and ii) the initial exploration term and the second exploration term of PEDL 246 to June 30, 2016, and June 30, 2019, respectively. Following the successful results of the flow test of HH-1, the OGA and the Secretary of State approved the creation of retention areas covering the entire geographic are of these licenses, new work plans for each of these licenses, and extended the terms of PEDL 137 and 246 to June 30, 2018 and 2017, respectively.
Pursuant to the Weald ATA, the Company disposed of its interests in PEDLs 231, 234, and 243, and pursuant to the IoW ATA, the Company disposed of its interests in P1916. Refer to Note 3 - Sale of Weald Basin Assets of the Notes to Consolidated Financial Statements included in this report for further information.
The following table summarizes the permits we maintain in the UK as of June 30, 2016.

License	Geologic basin	Expiration date	Operator	Ownership interest	Gross acres (1)	Net acres (2)
Central Weald licenses (3):
PEDL 231	Weald	6/30/2016	Celtique (4)	50%	98,800	49,400
PEDL 234	Weald	6/30/2017	Celtique (4)	50%	74,100	37,050
PEDL 243	Weald	6/30/2016	Celtique (4)	50%	74,100	37,050
Subtotal					247,000	123,500

Licenses containing Horse Hill-1:
PEDL 137	Weald	6/30/2018	HHDL	35%	24,525	8,584
PEDL 246	Weald	6/30/2017	HHDL	35%	10,769	3,769
Subtotal					35,294	12,353

Other licenses on periphery of Weald Basin (5):
P1916	Wessex	1/31/2017	UKOG	22.5%	11,535	2,595

Total					293,829	138,448
(1) A gross acre is an acre in which the registrant owns a working interest.
(2) The number of net acres is the sum of the fractional working interests owned by the registrant in gross acres.
(3) The Company's interests in the Central Weald licenses have been classified as held for sale as of June 30, 2016, and for all prior periods presented, and the results of its operations have been classified as discontinued operations for the year ended June 30, 2016, and for all prior periods presented. On June 10, 2016, the Company entered into the Weald ATA to transfer its interests in these licenses to UKOG, with an effective date of March 31, 2016. The transactions contemplated by the Weald ATA closed on August 11, 2016, at which time all conditions to completion had been met. See Note 3 - Sale of Weald Basin Assets of the Notes to Consolidated Financial Statements included in this report for further information.
(4) See Note 16 - Commitments and Contingencies - Celtique Litigation, of the Notes to Consolidated Financial Statements included in this report for information regarding settlement of the legal proceeding initiated by Celtique with respect to this license.
(5) The Company's interest in the peripheral Weald license has been classified as held for sale as of June 30, 2016, and for all prior periods presented, and the results of its operations have been classified as discontinued operations for the year ended June 30, 2016, and for all prior periods presented. On June 10, 2016, the Company entered into the IoW ATA to transfer its interests in this license to UKOG, with an effective date of completion, which was on August 11, 2016, at which time all conditions to completion had been met. See Note 3 - Sale of Weald Basin Assets of the Notes to Consolidated Financial Statements included in this report for further information.
Australia
In Australia, Magellan’s offshore exploration license, NT/P82, is issued jointly by the Commonwealth and Northern Territory Governments and is subject to the Offshore Petroleum and Greenhouse Gas Storage Act. The licensee has the exclusive right to explore for petroleum in the license area, subject to fulfillment of a pre-agreed work program. The term of a petroleum license is six years, and a license may be renewed for an additional term of five years. On June 29, 2016, the NOPTA informed the Company that the Commonwealth-Northern Territory Offshore Petroleum Joint Authority approved certain variations to the term of the Company's NT/P82 permit, which under the revised terms of the variation is now due to expire on November 12, 2017.

The following table summarizes the permit we maintain in Australia as of June 30, 2016.

License	Geologic basin	Expiration date	Operator	Ownership interest	Gross acres (1)	Net acres (2)
NT/P82	Bonaparte	11/12/2017	Magellan	100%	1,566,647	1,566,647
Total					1,566,647	1,566,647
(1) A gross acre is an acre in which the registrant owns a working interest.
(2) The number of net acres is the sum of the fractional working interests owned by the registrant in gross acres.

MARKETING ACTIVITIES AND CUSTOMERS
Customers
The Company's consolidated oil production revenue, which is included in discontinued operations, is derived from its former NP segment and was generated from two customers for the years ended June 30, 2016, and 2015.
Delivery Commitments
None of our production sales agreements contain terms and conditions requiring us to deliver a fixed determinable quantity of product.

CURRENT MARKET CONDITIONS AND COMPETITION
Seasonality of Business
Demand and prices for oil and gas can be impacted by seasonal factors. Increased demand for heating oil in the winter and gasoline during the summer driving season can positively impact the price of oil during those times. Increased demand for heating during the winter and air conditioning during the summer months can positively impact the price of natural gas. Unusual weather patterns can increase or dampen normal price levels. Our ability to carry out drilling activities can be adversely affected by weather conditions during winter months. In general, the Company's working capital balances are not materially impacted by seasonal factors.
Competitive Conditions in the Business
The oil and gas industry is highly competitive. We face competition from numerous major and independent oil and gas companies, many of which have (i) greater technical, operational, and financial resources, or (ii) vertically integrated operations in areas such as pipelines and refining. Our ability to compete in this industry depends upon such factors as our ability to identify and economically acquire prospective oil and gas properties; the geological, geophysical, and engineering capabilities of management; the financial position and resources of the Company; and our ability to secure drilling rigs and other oil field services in a timely and cost-effective manner. We believe our acreage positions and management's technical and operational expertise allow us to effectively compete in the exploration and development of oil and gas projects.
The oil and gas industry itself faces competition from alternative fuel sources, which include other fossil fuels, such as coal and renewable energy sources.

EMPLOYEES AND OFFICE SPACE
As of June 30, 2016, the Company had a total of 13 full-time employees, including 6 employees in the field at Poplar. We maintain approximately 6,000 square feet of functional office space in Denver, Colorado for our executive and administrative headquarters.

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

The laws and regulations discussed below applied to our business as it was constituted through the fiscal year ended June 30, 2016. As previously disclosed, on August 1, 2016, we completed the sale of Nautilus Poplar LLC and our interest in Utah CO2 LLC (together, the “CO2 Business”).
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
Some of our operations are conducted on federal lands pursuant to oil and gas leases administered by the Bureau of Land Management ("BLM") or lands under the jurisdiction of federally recognized Indian tribes pursuant to oil and gas leases administered by such tribes and the Bureau of Indian Affairs ("BIA"). These leases contain relatively standardized terms and require compliance with detailed regulations and orders that are subject to change. In addition to permits required from other regulatory agencies, federal and Indian lease lessees, such as Magellan, must obtain a permit from the BLM before drilling and must comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, the valuation of production and payment of royalties, the removal of facilities, and the posting of bonds to ensure that lessee obligations are met. Under certain circumstances, the BLM or the BIA may suspend or terminate our operations on federal or Indian leases.
In May 2010, the BLM adopted changes to its oil and gas leasing program that require, among other things, a more detailed environmental review prior to leasing oil and natural gas resources, increased public engagement in the development of master leasing and development plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process. These changes have increased the amount of time and regulatory costs necessary to obtain oil and gas leases administered by the BLM. In March 2015, the BLM adopted changes to its oil and gas regulations to impose new regulations on the practice of hydraulic fracturing. That rule has been stayed by a federal district court of Wyoming, but is on appeal to the Tenth Circuit Court of Appeals. The rule, if eventually upheld, will increase the costs of production using hydraulic fracturing methods. The BLM has amended, or is considering amending, Onshore Order Nos. 1, 3, 4 and 5 relating to measurement of oil and gas, site security and general oil and gas operations on federal and Indian lands, along with how natural gas production is reported for royalty purposes. In January 2016, the BLM issued a proposed rule which seeks to reduce methane emissions from oil and gas activities on federal lands by limiting venting and flaring of natural gas from wells and other equipment. The proposal also clarifies when operators owe royalties on flared gas, and would provide the agency greater flexibility to set royalty rates at or above 12.5% of the value of production.
The Environmental Protection Agency (the “EPA”) is increasing its regulation of venting, flaring and other emissions from oil and gas exploration and production. Permitting for oil and gas activities on federal lands can take significantly longer than the state permitting process. It is likely that the trend toward more federal regulation will continue, which will continue to raise costs.
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
Environmental, Health, and Safety Matters
General. The operations of the CO2 Business are subject to stringent and complex federal, state, tribal, and local laws and regulations governing protection of the environment and worker health and safety as well as the discharge of materials into the environment. These laws, rules, and regulations may, among other things:

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

and plug abandoned wells.
These laws, rules, and regulations may also restrict the ability to produce oil or gas to a rate of oil and natural gas production that is lower than the rate that is otherwise possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, environmental laws and regulations are revised frequently, and any changes that result in more stringent and costly permitting, waste handling, disposal, and cleanup requirements for the oil and natural gas industry could have a significant impact on operating costs.
The following is a summary of some of the existing laws, rules, and regulations to which the CO2 Business is subject:
Waste handling. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas are currently regulated under RCRA's non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in costs to manage and dispose of wastes.
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
National Environmental Policy Act. Oil and natural gas exploration and production activities on federal and Indian lands are subject to the National Environmental Policy Act ("NEPA"). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment of the potential direct, indirect, and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. All of our past exploration and production activities on federal and Indian lands require governmental permits that are subject to the requirements of NEPA.
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
Hydraulic fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. While we have not routinely utilized hydraulic fracturing techniques in our drilling and completion programs in the past, we may do so in the future. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions, and in the UK an Office of Unconventional Gas and Oil has been established to coordinate the related activities of various regulatory authorities. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's Underground Injection Control Program. The federal Safe Drinking Water Act protects the quality of the nation's public drinking water through the adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources. Recently, the BLM issued changes to its oil and gas regulations to impose new regulations on the practice of hydraulic fracturing. That rule has been stayed by a federal district court in Wyoming, but is on appeal to the Tenth Circuit Court of Appeals. The rule, if eventually upheld, will increase the costs of production using hydraulic fracturing methods.
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas activities using hydraulic fracturing techniques, which could potentially cause a decrease in the completion of new oil and gas wells, increased compliance costs, and delays, all of which could adversely affect our financial position, results of operations, and cash flows. For example, the UK government imposed a temporary moratorium on hydraulic fracturing in the UK that was lifted in December 2012. In addition, local planning permission requirements in the UK may have the effect of restricting or delaying hydraulic fracturing activities. The UK Infrastructure Act 2015 seeks to include safeguards around hydraulic fracturing, and draft regulations issued in the UK in July 2015, are intended to define protected areas in which hydraulic fracturing will be prohibited. If new laws, rules, regulations, or other requirements that significantly restrict hydraulic fracturing are adopted, such requirements could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes more strictly regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, or becomes subject to regulatory restrictions at the local level, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from any reserves.
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
In addition, investors may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information we file electronically with the SEC at www.sec.gov.

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
RISKS RELATING TO TELLURIAN’S BUSINESS, THE MERGER, AND THE COMBINED COMPANY FOLLOWING THE MERGER
Magellan’s business is and will be subject to risks relating to Tellurian’s business, the proposed merger with Tellurian, and the combined business following the merger. For a description of these risks, see the risk factors set forth in Exhibit 99.2 to this report, which risk factors are incorporated by reference into this report and will be included in the joint proxy statement/prospectus that will form part of a registration statement on Form S-4 to be filed with the SEC shortly after the filing of this report, as such risk factors may be updated or supplemented in Magellan’s subsequently filed quarterly reports on Form 10-Q or current reports on Form 8-K.

RISKS RELATING TO OUR BUSINESS
There is substantial doubt about our ability to continue as a going concern.
The Company has incurred losses from operations for the year ended June 30, 2016, of $5.3 million, and as of June 30, 2016, its cash balance was $1.7 million. The Company continues to experience liquidity constraints and since July 2015, has been selling certain of its assets to fund its operations, which has resulted in a significant reduction in the Company’s monthly cash burn rate. However, these liquidity constraints continue and proceeds from these asset sales may not provide sufficient liquidity to fund the Company's operations for the next twelve months. As a result of these conditions and events, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.
We believe that upon the closing of the merger with Tellurian, the combined company will be better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the merger with Tellurian, the primary condition of which closing is the approval by the Company’s shareholders of the merger agreement that is expected to be sought in the fourth quarter of calendar year 2016. However, following the closing of the merger with Tellurian, the combined company may not be able to raise sufficient capital in a timely manner to fund the operations of the combined company. Should the merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern.
Our current liquidity position is very constrained.

As of June 30, 2016, we had $1.7 million in cash and cash equivalents. The increase in cash and cash equivalents during the fiscal year ended June 30, 2016 primarily reflects losses incurred by operations of the Poplar field and the ongoing general and administrative expenses related to the Company's public platform and international assets, offset by cost reductions and monetization of certain assets to meet the Company's capital needs. As of September 9, 2016, our cash balances amounted to approximately $1.3 million, and we currently have a monthly cash burn rate ranging between $200 thousand and $300 thousand. Accordingly, we are facing liquidity constraints in the short term, and there is a substantial risk that we will not be able to fund our activities beyond the anticipated closing of the merger with Tellurian. Although we have been implementing cost savings initiatives to fund our activities, there is no assurance that those initiatives will be successful. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Liquidity and Capital Resources” included in this report.
Although we divested our largest and only revenue-producing asset in the One Stone Exchange, we retained certain contingent liabilities associated with the asset that could have a material adverse effect on our business, financial condition and results of operations.
As a result of the closing of the One Stone Exchange, we sold to One Stone all of our interest in the Poplar field. The Poplar field comprised approximately 78% of our assets on a book value basis and was our only revenue-producing asset. However, the Purchase and Sale Agreement between us and the owners of the interests in Nautilus Technical Group, LLC and Eastern Rider, LLC provides for potential future contingent production payments, payable by us in cash to the sellers, of up to a total of $5.0 million if certain increased average daily production rates for the underlying properties are achieved. These contingent production payments remain an obligation of ours. Although the contingent production payments are unlikely to come due based on the latest reserve estimates available to us, there is no assurance that we will not be required to make such production payments in the future. If this contingent liability comes due and we are unable to dispose of it before such time, then the obligation to pay the liability could have a material adverse effect on our business, financial condition and results of operations.
Regulations related to hydraulic fracturing could result in increased costs and operating restrictions or delays that could affect the value of our assets.
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. We own interests in the Horse Hill-1 well and related licenses in the Weald Basin, onshore UK. Although the UK government lifted a temporary moratorium on hydraulic fracturing in December 2012 and an Office of Unconventional Gas and Oil has been established in the UK to coordinate the related activities of various regulatory authorities, hydraulic fracturing remains a publicly controversial topic, with media and local community concerns regarding the use of fracturing fluids, impacts on drinking water supplies, and the potential for impacts to surface water, groundwater, and the environment generally. For example, local planning permission requirements in the UK may have the effect of restricting or delaying drilling activities in general or hydraulic fracturing in particular. If drilling activities are restricted or delayed or made more costly, the volumes of oil and natural gas that can be economically recovered could be reduced, which would adversely affect the value of our interests.
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
During fiscal year ended June 30, 2016, we tried to sell or farmout our 100% interest in the NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia, with the support of our financial advisor for this matter, RFC Ambrian. We were unsuccessful in executing a potential transaction, which we believe was due to i) the weak commodity price environment and material reduction in current export LNG prices in Australia, which are believed to have resulted in a significant reduction in exploration budgets of large companies operating in the area and ii) the short remaining term of the license, which was due to expire by May 12, 2016, unless the work requirements of the license had been met. In April 2016, we applied to the NOPTA to extend the permit term by 18 months to allow the varied minimum work condition to be undertaken. On June 29, 2016, NOPTA informed us that the Commonwealth-Northern Territory Offshore Petroleum Joint Authority approved these variations, and the term of the license is now due to end on November 12, 2017. If we are not able to secure a farm-in, farmout, or other arrangement in a timely manner, or on terms which are economically attractive to us, we may be forced to bear higher exploration and development costs with respect to our licenses and permits, in which case our results of operations, financial condition, and cash flows could be adversely affected and the market price of our common stock could decline.
We may not realize the expected value and potential liquidity from our investments in Central Petroleum Limited and UK Oil and Gas Investments PLC.
On March 31, 2014, we sold our non-core assets in the Amadeus Basin of Australia to Central Petroleum Limited, in exchange for AUD $20.0 million in cash and 39.5 million shares of Central's stock, which are listed for trading on the Australian Securities Exchange ("ASX") and which represented an approximately 11% equity ownership interest in Central. Under the terms of the agreement for that transaction, the Central shares were valued at AUD $15.0 million. As of June 30, 2016, we held approximately 8.2 million Central shares, which represented an approximately 1.9% equity ownership interest in Central and were carried on our consolidated balance sheet at a fair value of $0.6 million, based on the closing per share market price for Central stock as reported on the ASX on that date and applicable foreign currency translation adjustments. On August 11, 2016, the transactions contemplated by the Weald ATA and IoW ATA closed and the Settlement Agreement with Celtique became effective, resulting in the net issuance to Magellan of approximately 50.9 million shares of UKOG, which shares are listed for trading on the Alternative Investment Market of the London Stock Exchange and at the at the time of closing represented an approximately 2.0% equity ownership in UKOG and were worth approximately GBP 703 thousand.
Central is a Brisbane, Australia-based junior exploration and production company that operates one of the largest holdings of prospective onshore acreage in Australia. UKOG is a London-based oil and gas company focused in the Weald Basin in southern England. Accordingly, each of Central and UKOG and the value of its respective stock is subject to similar business, industry, and oil and natural gas price fluctuation risk factors that we are subject to, as well as each of Central's and UKOG's own particular risk factors based on its current circumstances and operating areas in Australia and England, respectively. As a result, or for other reasons, the market price of Central or UKOG stock may experience significant fluctuations, including significant decreases. We do not control Central or UKOG, and our investment is subject to the risk that Central or UKOG may make business, financial, or management decisions with which we do not agree. Although the shares of Central and UKOG that we hold are not restricted and may be sold on the ASX or Alternative Investment Market of the London Stock Exchange, respectively, the average daily trading volumes for Central and UKOG stock relative to the number of Central or UKOG shares that we hold may mean that our Central or UKOG shares would need to be sold over a substantial period of time, exposing our investment return to risks of downward movement in the market price during the intended disposition period. Accordingly, we may ultimately realize a lower value and potential liquidity from our investments in Central and UKOG than we expect.
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
We had 13 total employees as of June 30, 2016, and four total employees as of September 9, 2016. Due to our limited number of employees, we expect that we will continue to require the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, and tax services. We also plan to pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation, and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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
The properties in which we have operating or investment interests that are located outside the United States are subject to certain risks related to the indirect ownership and development of, or investment in, foreign properties, including government expropriation and nationalization, adverse changes in currency values and foreign exchange controls, foreign taxes, United States taxes on the repatriation of funds to the United States, and other laws and regulations, any of which may have a material adverse effect on our properties, investments, financial condition, results of operations, or cash flows. Although there are currently no foreign exchange controls on the payment of dividends to MPC by its subsidiaries or other entities in which it has invested, such payments could be restricted by foreign exchange controls, if implemented.
Oil and natural gas prices are volatile. Further declines in prices could adversely affect our financial condition, results of operations, cash flows, access to capital, and ability to grow.
Our results of operations, future rate of growth, and the carrying value of our oil and gas properties depend heavily on the prices we receive for any crude oil and natural gas we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The markets for crude oil and natural gas have historically been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

•	worldwide and domestic supplies of oil and gas, and the productive capacity of the oil and gas industry as a whole;

•	changes in the supply and the level of consumer demand for such fuels;

•	overall global and domestic economic conditions;

•	political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;

•	the extent of UK and Australian domestic oil and gas production and the consumption and importation of such fuels and substitute fuels in UK, Australian, and other relevant markets;

•	the availability and capacity of gathering, transportation, processing, and/or refining facilities in regional or localized areas that may affect the realized price for crude oil or natural gas;

•	the price and level of foreign imports of crude oil, refined petroleum products, and liquefied natural gas;

•	weather conditions, including effects of weather conditions on prices and supplies in worldwide energy markets;

•	technological advances affecting energy consumption and conservation;

•	the ability of the members of the Organization of Petroleum Exporting Countries and other exporting countries to agree to and maintain crude oil prices and production controls;

•	the competitive position of each such fuel as a source of energy as compared to other energy sources;

•	strengthening and weakening of the US dollar relative to other currencies; and

•	the effect of governmental regulations and taxes on the production, transportation, and sale of oil, natural gas, and other fuels.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty, but in general we expect oil and gas prices to continue to fluctuate significantly.
Further and sustained declines in oil and gas prices could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations, and cash flows. Further, oil and gas prices do not necessarily move in tandem. Future oil and gas sales would generate lower revenue if oil and natural gas prices were to continue to decline. Prices for sales of oil production are primarily affected by global oil prices, and the volatility of those prices will affect future oil revenues.
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
We also compete for human resources. Over the last several years, the number of talented people available across all disciplines in the industry has not grown significantly, and in many cases, is declining due to the demographics of the industry.
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
In addition, significant acquisitions can change the nature of our operations and business if the acquired properties have substantially different operating and geological characteristics or are in different geographic locations or business sectors than our existing properties or business. To the extent acquired properties are substantially different than our existing properties or business, our ability to efficiently realize the expected economic benefits of such acquisitions may be limited.
Integrating acquired properties involves a number of other special risks, including the risk that management may be distracted from normal business concerns by the need to integrate operations and systems as well as retain and assimilate additional employees. Therefore, we may not be able to realize all of the anticipated benefits of our acquisitions.
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
Our operations are also subject to complex and constantly changing environmental laws and regulations adopted by governmental authorities in jurisdictions where we are engaged in exploration or production operations. New laws or regulations, or changes to current requirements, could result in material costs or claims with respect to properties we own or have owned. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between various regulatory agencies. Under existing or future environmental laws and regulations, we could incur significant liability, including joint and several liability or strict liability under environmental laws for noise emissions and for discharges of crude oil, natural gas, and associated liquids or other pollutants into the air, soil, surface water, or groundwater. We could be required to spend substantial amounts on investigations, litigation, and remediation for these discharges and other compliance issues. Any unpermitted release of petroleum or other pollutants from our operations could result not only in cleanup costs but also natural resources, real or personal property, and other compensatory damages and civil and criminal liability. Existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced, or altered in the future, may have a material adverse effect on us.
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

Our estimated reserves as of June 30, 2016 are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of such reserves.
This report contains estimates of our proved and probable reserves and the estimated future net revenues from our proved reserves as of June 30, 2016. All our reserves are related to the proved oil and gas properties of Poplar. As a result of the closing of the Exchange with One Stone on August 1, 2016, all our reserves were disposed of as of that date. In any case, the reserve estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, and economic data for each reservoir. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves will most likely vary from these estimates. Any significant variation of any nature could materially affect the estimated quantities and present value of our proved reserves, and the actual quantities and present value may be significantly less than we have previously estimated. Estimates of proved reserves may be adjusted to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices, costs to develop and operate properties, and other factors, many of which are beyond our control. In addition, our properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties. Probable reserves are less certain to be recovered than proved reserves.
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
Our exploration, development, and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations, farming-in other companies or investors to our exploration and development projects in which we have an interest, sales of non-core assets, and/or debt or equity financings. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices for oil and natural gas, and our success in developing and producing new reserves. If our cash flows from operations are not sufficient to fund our planned capital expenditures, we must reduce our capital expenditures unless we can raise additional capital through debt, equity, or other financings, the divestment of assets or farm-in, farmout or other arrangements. Debt or equity financing may not always be available to us in sufficient amounts or on acceptable terms, the proceeds offered to us for potential divestitures may not always be of acceptable value to us, and farm-in, farmout or other arrangements may not be available to us on terms which are economically attractive to us, or at all.
If we are not able to replace reserves, we will not be able to generate production.
All our reserves as of June 30, 2016 are related to the proved oil and gas properties of Poplar. As a result of the closing of the Exchange with One Stone on August 1, 2016, all our reserves were disposed of as of that date. Our future success depends, in part, upon our ability to find, develop, or acquire additional oil and gas reserves that are economically recoverable. Recovery of any additional reserves will require significant capital expenditures and successful drilling operations. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved or probable reserves at acceptable costs.

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
The capitalized costs of our oil and natural gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net revenues, we generally must write down the costs of each depletion pool to the estimated fair value (discounted future net cash flows of that depletion pool). For example, in the fiscal year ended June 30, 2016, as a result of significant declines in oil commodity prices, we incurred an impairment loss of $7.8 million on our proved oil and gas properties included in discontinued operations. Although only $337 thousand of capitalized well costs remain as of June 30, 2016, a further significant decline in oil or natural gas prices from current levels, or other factors, could cause a further impairment write-down of capitalized costs and a non-cash charge against future earnings. Once incurred, a write-down of capitalized assets cannot be reversed at a later date, even if oil or natural gas prices increase.
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
In recent years, the US, UK, Australian, and global economies and financial systems have experienced turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse, or sale of financial institutions, increased levels of unemployment, and an unprecedented level of government intervention. Although some portions of the economy appear to have stabilized and may be recovering, the extent and timing of a recovery, and whether it can be sustained, are uncertain. Renewed weakness in the UK, Australian, or other large economies could materially adversely affect our business, financial condition, results of operations, and cash flows.
In addition, some of our oil and gas properties in the United Kingdom are operated by third parties that we depend on for timely performance of drilling and other contractual obligations and, in some cases, for distribution to us of our proportionate share of revenues from sales of oil and natural gas production. If weak economic conditions adversely impact our third party operators, we are exposed to the risk that drilling operations or revenue disbursements to us could be delayed or suspended.
We have limited control over the activities on properties we do not operate.
Some of the UK properties in which we have an ownership interest are operated by other companies. As a result, we have limited ability to exercise influence over, and control the risks associated with, the development and operation of those properties. The timing and success of drilling and development activities on those properties depend on a number of factors outside of our control, including the operator's:

•	determination of the nature and timing of flow test, drilling and operational activities;

•	determination of the timing and amount of capital expenditures;

•	expertise and financial resources;

•	approval of other participants in drilling wells; and

•	selection of suitable technology.

The failure of an operator of our properties to adequately perform development and operational activities, an operator's breach of the applicable agreements, or an operator's failure to act in ways that are in our best interests could reduce production, revenues, and reserves, and have a material adverse effect on our financial condition, results of operations, and cash flows.
Currency exchange rate fluctuations may negatively affect our operating results.
The exchange rates between the US dollar and the British pound, as well as the exchange rates between the Australian dollar and the US dollar, have fluctuated in recent periods and may fluctuate substantially in the future. Because of our UK development program, a portion of our expenses, including exploration costs and capital and operating expenditures, will continue to be denominated in British pounds. Accordingly, any material appreciation of the British pound against the US dollar could have a negative impact on our results of operations and financial condition. Our foreign exchange transaction loss for the fiscal year ended June 30, 2016, was $234 thousand and is included under general and administrative expenses in the consolidated statement of operations.
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
Certain of our interests in the United Kingdom and Australia are subject to licenses that could be forfeited if certain drilling requirements are not met.
We own certain interests in the UK that are subject to licenses issued by the Secretary of State for Energy and Climate Change under the UK Petroleum Act 1998. In addition, we own a 100% interest in the NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia, issued by the Commonwealth-Northern Territory Offshore Petroleum Joint Authority that is subject to certain terms. In order to retain the interests granted by the licenses and permit, we are required to meet certain drilling, expenditure or seismic requirements. If the applicable requirements are not met or waived, the interests granted by the licenses or permit must be forfeited.
In the UK, with respect to PEDLs 137 and 246, we and our partners negotiated with the OGA an amendment to the terms of the licenses, whereby for PEDL 137, the expiration of the second exploration term was extended to September 30, 2016, and for PEDL 246, the expiration of the initial exploration term was extended to June 30, 2016, and the expiration of the second exploration term was extended to June 30, 2019. Following the successful results of the flow test at the HH-1, the OGA and Secretary of State approved the work plan for each of these licenses (extending the expiration dates for PEDLs 137 and 246 to June 30, 2018 and June 30, 2017, respectively) and the creation of retention areas covering the entire geographic area of them, which retention areas effectively replace the second term of the licenses.
In the case of the Australian NT/P82 prospect, the term of the license was due to expire by May 12, 2016, unless the work requirements of the license had been met. In April 2016, we applied to the NOPTA to extend the permit term by 18 months to allow the minimum work condition to be undertaken. On June 29, 2016, NOPTA informed us that the Commonwealth-Northern Territory Offshore Petroleum Joint Authority approved the extension of the term of the license to November 12, 2017.
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

RISKS RELATING TO OUR COMMON STOCK
The market price of our common stock may fluctuate significantly, which may make certain projects uneconomical and/or result in losses for investors.
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
Fluctuations in the market price of our common stock may be significant and may make certain projects uneconomical and/or result in losses for investors.
We may issue a significant number of shares of common stock under outstanding stock options and future equity awards under our 2012 Omnibus Incentive Compensation Plan, and common stockholders may be adversely affected by the issuance and sale of those shares.
As of June 30, 2016, we had 726,973 stock options outstanding, of which 384,528 were fully vested and exercisable. As of that date, there were 306,481 shares of common stock remaining available for future awards under our 2012 Omnibus Incentive Compensation Plan. If all of the 726,973 outstanding stock options, which have exercise prices ranging from $8.12 to $16.76 per share, are exercised, the shares of common stock issued would represent approximately 11% of the outstanding common shares. Sales of those shares could adversely affect the market price of our common stock, even if our business is doing well.
If our common stock is delisted from the NASDAQ Capital Market, its liquidity and value could be reduced.
In order for us to maintain the listing of our shares of common stock on the NASDAQ Capital Market, our stockholders' equity must meet the minimum $2.5 million required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Stock Market Rule 5550(b)(1). On May 17, 2016, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market indicating that our stockholders’ equity as reported in our quarterly report on Form 10-Q for the period ended March 31, 2016 did not meet the minimum $2.5 million required for continued listing. After we submitted a plan to the NASDAQ Stock Market to regain compliance, on July 29, 2016, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market indicating that it had determined to grant us an extension until October 14, 2016 to regain compliance with Rule 5550(b). We believe that the combination of the One Stone exchange, the sale of the Mereenie Bonus and the Weald ATA should result in an increase of our stockholders’ equity sufficient to achieve compliance. As of June 30, 2016, pro forma for the One Stone Exchange closing and the sale of the Central Weald and Peripheral Weald licenses closing, our stockholders’ equity was $3.7 million.
Pursuant to the Merger Agreement with Tellurian, it is a condition to the completion of the Merger that the shares of Magellan common stock to be issued to Tellurian stockholders pursuant to the Merger be authorized for listing to be traded on the NASDAQ Capital Market, subject to official notice of issuance.
If our common stock were delisted from trading on the NASDAQ Capital Market, it may be eligible for trading on the OTCQB, but the delisting of our common stock could adversely impact the liquidity and value of our common stock and our ability to raise capital or consummate the merger with Tellurian.
The reverse stock split of our shares of common stock may have reduced and may continue to limit the market trading liquidity of the shares due to the reduced number of shares outstanding, and may potentially have an anti-takeover effect.
In July 2015, we effected a one share for eight shares reverse stock split of common stock in order to increase the bid price to more than $1.00 per share and thus maintain the listing for our common stock on the NASDAQ Capital Market. Although the reverse stock split was intended to avoid decreased liquidity for the shares in the event of a delisting from the NASDAQ Capital Market, the liquidity of the shares may be adversely affected by the reverse stock split as a result of the reduced number of shares outstanding following the reverse stock split. In addition, the reverse stock split may have increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. Further, since the stockholder-approved reverse stock split was accomplished without a corresponding reduction in the number of shares authorized for issuance under our certificate of incorporation, the relative increase in the number of shares authorized for issuance could, under certain circumstances, have an anti-takeover effect by enabling the Board of Directors to issue additional shares of common stock in a transaction making it more difficult for a party to obtain control of us by tender offer or other means.
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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 3: LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth under "Celtique Litigation" in Note 16 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this report.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PRINCIPAL MARKET
Magellan's common stock is traded on the NASDAQ Capital Market under the symbol "MPET". The below table presents the quarterly high and low intraday prices during the periods indicated, as adjusted to give effect to the one share-for-eight shares reverse stock split approved by stockholders and completed on July 10, 2015 for all periods.

Quarter ended	High	Low
June 30, 2016	$1.41	$0.80
March 31, 2016	$1.49	$0.20
December 31, 2015	$0.83	$0.48
September 30, 2015	$3.60	$0.53

June 30, 2015	$5.44	$2.00
March 31, 2015	$7.44	$4.08
December 31, 2014	$17.36	$6.24
September 30, 2014	$18.64	$13.36

HOLDERS
As of September 9, 2016, based on information received from the Company's stock transfer agent, the number of record holders of Magellan's common stock was approximately 484 and, the number of beneficial owners was approximately 5,590.

FREQUENCY AND AMOUNT OF DIVIDENDS
Magellan has never paid a cash dividend on its common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.
The payment of dividends on our common stock is subject to the rights of holders of our Series A Preferred Stock, which ranks senior to the common stock with respect to dividend rights. No cash dividends were paid on the Company's Series A Preferred Stock during the year ended June 30, 2016, and all accumulated dividends on our Series A Preferred Stock were paid in kind during the year ended June 30, 2016. On August 1, 2016, all of our outstanding shares of Series A Preferred Stock were redeemed in connection with the One Stone Exchange. For additional information see Note 12 - Preferred Stock, as well as Note 2 - One Stone Exchange and Note 20 - Subsequent Events to the consolidated financial statements included in this Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES DURING THE FOURTH QUARTER OF FISCAL 2016
Pursuant to the terms and conditions of the Certificate of Designations of Series A Preferred Stock dated May 17, 2013, as amended, on June 30, 2016, the Company issued 390,133 shares of its Series A Preferred Stock as quarterly PIK dividends with respect to the 22,293,295 shares of Series A Preferred Stock outstanding as of the record date of June 15, 2016. One Stone Holdings II LP, as the sole holder of Series A Preferred Stock, received all of these PIK shares. The shares of Series A Preferred Stock were issued pursuant to the private placement exemption from registration under Section 4(a)(2) of the US Securities Act of 1933, as amended (the “Securities Act”). The facts relied upon to make such exemption available include that the private placement was with a single person that has represented that it is an "accredited investor" within the meaning of Rule 501 under the Securities Act, and the securities are restricted from transfer except pursuant to an effective registration statement under the Securities Act or an available exemption from such registration. Each share of Series A Preferred Stock is convertible at any time, at the holder's option, into shares of the Company's common stock, using a face amount per share of the Series A Preferred Stock based on the Purchase Price of $1.22149381 per share, and dividing by a conversion price of $9.77586545 per common share, subject to customary anti-dilution provisions. For additional information regarding the Series A Preferred Stock, see Note 12 - Preferred Stock of the Notes to Consolidated Financial Statements included in this report.

ISSUER PURCHASES OF EQUITY SECURITIES
There were no purchases of the Company's common stock by the Company during fourth quarter of the fiscal year covered by this report. All share amounts listed in this section have been adjusted to reflect the effects of the one share-for-eight shares reverse stock split of our common stock which was completed on July 10, 2015 and is further described below.
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
On October 10, 2014, Magellan repurchased 31,250 shares from William H. Hastings, a former Company executive, pursuant to an Options and Stock Purchase Agreement. See Note 11 - Stock-Based Compensation to the consolidated financial statements included in this report for further details.
On July 1, 2014, upon the vesting of 18,750 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 5,981 shares to settle withholding taxes. The withheld shares were immediately canceled.
On January 14, 2013, the Company repurchased 1,158,080 shares of its common stock through a Collateral Agreement. See Note 13 - Stockholders' (Deficit) Equity to the consolidated financial statements included in this report for further details.
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
Reverse Stock Split
On July 10, 2015, pursuant to the Company's definitive proxy statement filed on June 8, 2015, the Company held a Special Meeting of Stockholders to approve an amendment to its Restated Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio to be determined by the Board of Directors within a specific range set forth in the proxy statement, without reducing the number of authorized shares. The Company's shareholders approved the proposed amendment to the Restated Certificate of Incorporation, and the Board of Directors selected a reverse split ratio of one-for-eight (1:8). As a result of the reverse stock split, as of the close of business on July 10, 2015, each eight shares of common stock were converted into one share of common stock with any fractional shares being settled in cash. Immediately preceding the reverse stock split, there were 55,313,647 shares of common stock issued, including 9,675,114 treasury shares. The number of shares of Series A Preferred Stock did not change as a result of the split; however, following the reverse stock split the conversion price was adjusted to reflect the split from $1.22149381 to $9.77586545.
After the reverse stock split there were 6,911,921 shares of common stock issued, including 1,209,389 treasury shares. All share and per share amounts relating to the common stock, stock options to purchase common stock, including the respective exercise prices of each such option, and the conversion ratio of the Series A Preferred Stock included in the financial statements and footnotes have been adjusted to reflect the reduced number of shares resulting from the reverse stock split. Market conditions tied to stock price targets contained within market-based options were similarly adjusted. The par value and the number of authorized, but unissued, shares remain unchanged following the reverse stock split.

ITEM 6: SELECTED FINANCIAL DATA

The Company is a smaller reporting company, as defined by 17 CFR § 229.10(f)(1), and therefore is not required to provide the information otherwise required by this Item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
The following discussion and analysis presents management's perspective of our business, financial condition, and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition, and outlook for the future, and should be read in conjunction with Items 1 and 2: Business and Properties and Item 8: Financial Statements and Supplementary Data of this Form 10-K. Amounts expressed in British pounds sterling and Australian dollars are indicated as "GBP" and "AUD," respectively.
Forward-looking statements are not guarantees of future performance, and our actual results may differ significantly from the results expressed or implied in the forward-looking statements. See "Forward-Looking Statements" at the end of this section. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A: Risk Factors of this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW
Over the past few years, Magellan was focused on the potential development of Poplar in Montana using CO2-EOR as a technique to potentially recover significant volumes of hydrocarbons from the field. Over the second and third quarter of calendar year 2015, the Company reached the conclusion that using CO2-EOR at Poplar was a technical success and that it would be economically challenging to develop the project in the current commodity price environment, which was increasingly weakening over the period. As a result of these considerations, in June 2015, the Company formed the Special Committee with the primary objective of reviewing the strategic alternatives potentially available to the Company. During the twelve month period ended June 30, 2016, and the third quarter of calendar year 2016, the strategic alternatives review process (i) resulted in (A) the disposal of the Company's NP segment through the Exchange Agreement signed in March 2016 with One Stone; (B) the sale of the Mereenie Bonus in May 2016; and (C) the sale of the Weald Basin assets signed in June 2016; and (ii) reached a conclusion with the announced merger transaction with Tellurian in August 2016.
Although the Company was able to extrapolate from the CO2-EOR pilot project that significant hydrocarbons may be recovered from Poplar using CO2-EOR, we determined that the economic development of such project would require materially higher oil prices. Therefore, in light of the Company’s constrained liquidity position and continuing lower commodity price environment, we determined that Magellan was unlikely to have sufficient liquidity to finance this project and its other activities in the medium term until such time that commodity prices would recover to a level that would enable the necessary capital raising for the development of the project. The strategic alternatives review process also considered the possibility of focusing the Company’s business and strategy on certain of the Company’s other international assets. We estimated that although the prospects identified through the seismic surveys conducted in 2012 and 2013 over the NT/P82 block in the Bonaparte Basin, offshore Australia were promising, these prospects remained at an early stage of the exploration process and required significant capital to be further assessed, which capital may become available through potential farmout or other transactions, and therefore the Company’s interests in NT/P82 could not form the core business of the Company at this stage. With respect to the Company’s interests in the United Kingdom, the Company considered the following factors: i) the term of the main licenses in the central Weald Basin expiring in June 2016, ii) the pending litigation with Celtique which hampered our ability to strategically progress the potential play in the Weald, and iii) the challenging political and social environment in the United Kingdom, particularly evidenced by the rejection of the planning application of Cuadrilla Resources Limited’s proposed wells in Lancashire. Although the Horse Hill-1 well presents interesting prospects, these remained uncertain at the time of the review, and Magellan merely holds a 35% interest and is not the operator of the well, which combined with the prior factors undermined the potential to focus the Company’s business plan on its UK assets.
The Company then estimated that, in order to unlock the potential value of its assets and its public platform, it needed to dispose of its interests in its NP segment, which was incurring operating losses and further undermining the Company’s liquidity position, and to address its financial obligations primarily related to the term loan with WTSB and the Series A convertible preferred stock issued to One Stone, in order to preserve and maximize value for the Company’s shareholders. The Company engaged Petrie Partners to support its strategic alternatives review process and conducted a thorough process which eventually resulted in the signing of the Exchange Agreement with One Stone on March 31, 2016. The Company closed the One Stone Exchange on August 1, 2016, after the Company’s shareholders approved the transactions on July 13, 2016. Based on the findings of the marketing process of NP, the analysis prepared by our financial advisor and the implied valuation at which we disposed our interests in NP, which valuation was based on the disposal value of the preferred shares and the assumption of the WTSB term loan and NP’s outstanding accounts payables, we believe that the terms of this transaction were attractive to the Company’s shareholders. As a result of the closing of the One Stone Exchange, the Company essentially became debt-free, since the term loan with WTSB was assumed by One Stone as part of the transaction, and the Company redeemed and canceled all the outstanding preferred shares which had been previously issued. The Company then executed in May 2016 the sale to Macquarie Bank of certain bonus rights related to the Mereenie field in Australia, which rights were contingent on certain gas sales volumes from the Mereenie field, the proceeds of which sale provided the Company with the necessary funding required to complete its strategic alternatives review process, which concluded with the signing of the merger agreement with Tellurian. Also critical to the ability to attract potential merger candidates was the ability to resolve the pending litigation with Celtique, in order to create a vehicle with some cash, no debt, no litigation, and certain assets. In June 2016, the Company entered into several contemporaneous agreements, resulting in the sale of the combined interests in the Weald Basin of Celtique and Magellan to UKOG in primarily PEDL 234, where the potential Broadford Bridge well is located, and the settlement of the litigation with Celtique. Following these transactions, the Company continues to own i) its 35% interests in the Horse Hill-1 well and related licenses, which interests are fully carried by Horse Hill Development Limited through the completion of its flow tests, ii) its 100% interest in the NT/P82 permit, the term of which permit was extended until November 2017, and iii) its shares of Central.
The execution of these various transactions enabled the Company to conduct an efficient marketing process to seek a potential business combination partner, which process was particularly active in the second quarter of calendar year 2016, following the announcement of the Exchange Agreement with One Stone. The Company engaged in discussions with several quality potential partners and eventually agreed to the terms of a merger with Tellurian on August 2, 2016, which merger remains subject to certain customary conditions and the approval of the Company’s shareholders. Based on the thorough process it conducted, its analysis of the terms of the merger with its financial advisor and other factors, the Company believes i) the ownership by Magellan’s shareholders of the combined company reflects appropriately the value of the Company’s remaining assets and of its public vehicle and ii) provides the Company’s shareholders a unique opportunity to participate in a business model of large scale under the leadership of a seasoned management team, which has a proven track record of delivering significant shareholder value. Upon the closing of the merger with Tellurian, which is expected in the fourth quarter of calendar year 2016, Magellan will enter a new chapter of its long history as a public company.

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2016
During fiscal year 2016, the Company was very active in the execution of various transactions related to its strategic alternatives review process.
Corporate Events
Going Concern. As of the filing of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2015, the Company reported that it had continued to experience liquidity constraints and had begun selling certain of its non-core assets to fund its operations, and there was substantial doubt about the Company’s ability to continue as a going concern. As of the filing of this annual report on Form 10-K for the fiscal year ended June 30, 2016, the Company continues to experience liquidity constraints. The Company has completed the sale of certain of its assets to fund its operations, which has resulted in a significant reduction in the Company’s monthly cash burn rate. However, these liquidity constraints continue and proceeds from these asset sales may not provide sufficient liquidity to fund the Company's operations for the next twelve months. As a result of these conditions and events, there is substantial doubt about the Company's ability to continue as a going concern. Because Tellurian’s assets do not currently generate revenues, the combined company is also likely to experience liquidity constraints. However, we believe that upon the closing of the merger with Tellurian, the combined company will be better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian’s business plan and management. Therefore, we believe that Magellan’s ability to continue as a going concern in the short-term is subject to the closing of the merger with Tellurian, the primary condition of which closing is the approval by the Company’s shareholders of the merger agreement that is expected to be sought in the fourth quarter of calendar year 2016. However, following the closing of the merger with Tellurian, the combined company may not be able to raise sufficient capital in a timely manner to fund the operations of the combined company. Should the merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern.
Exchange Agreement. On March 31, 2016, Magellan and One Stone entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provides, upon the terms and subject to the conditions set forth in the Exchange Agreement, for the transfer by One Stone to the Company of 100% of the outstanding shares of Magellan Series A convertible preferred stock (the “Preferred Stock”) in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC, and 51% of the outstanding common units in Utah CO2

LLC (“Utah CO2,” and together with Nautilus Poplar LLC, the "CO2 Business"), as adjusted by the Cash Amount (as defined in the Exchange Agreement and discussed further below) (the “Exchange”). The Exchange Agreement was given economic effect as of September 30, 2015 (the “Effective Date”).
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. The purpose of the Note was primarily to fund the payment of outstanding payables with certain vendors of the CO2 Business to maintain its ongoing operations between signing of the Exchange Agreement and closing of the Exchange. At the closing of the Exchange, the Loan Amount was deemed to be paid in full and no further amounts under the Note are required to be repaid by the Company.
On August 1, 2016, all the conditions to the closing of the Exchange were met and the Exchange was consummated. The primary conditions to closing included i) the receipt of the approval of the Exchange by the Company’s shareholders which was received on July 13, 2016, during the Company’s annual and special meeting of the shareholders, ii) the consent of WTSB to release a guaranty provided by Magellan, and iii) the payment of the Cash Amount. On August 1, 2016, One Stone paid the Cash Amount to the Company, which was agreed to amount to $900 thousand. The purpose of the Cash Amount was primarily to reimburse the Company for the funding of the operations of the Poplar field during the period between September 30, 2015, and the closing of the Exchange, which operations were expected to result in a loss in the aggregate for the period. In addition, Messrs. Gluzman and Israel, One Stone’s representatives on the Company’s Board of Directors, agreed to forego the amount of director compensation, in cash and stock, owed to them and outstanding as of the closing date, which was estimated at approximately $174 thousand in the aggregate. Following the closing of the Exchange, the Company canceled all issued and outstanding shares of the Series A Preferred Stock, and Messrs. Gluzman and Israel ceased serving as members of the Board.
Mereenie Bonus Sale. On May 18, 2016, Magellan entered into and completed a Sale and Purchase Deed with Macquarie to sell to Macquarie all the Company's rights to certain bonus payments, which bonus payments are based upon sales of hydrocarbons from the Mereenie field located in the Amadeus Basin in Australia ranging from 2,500 boepd to 10,000 boepd and may result in cumulative potential payments ranging from AUD $5.0 million to of AUD $17.5 million (the "Mereenie Bonus"). The consideration for the sale of the Mereenie Bonus paid by Macquarie was AUD $3.5 million. The Mereenie Bonus was not previously recorded as an asset on the Company's consolidated balance sheet in light of the contingent nature of these payments.
In light of i) the general uncertainties related to the ability to increase sales of hydrocarbons from the Mereenie field to the required thresholds to trigger the various bonus payments and ii) the pressing liquidity needs facing the Company during the second quarter of calendar year 2016, the Company believed that the monetization of this contingent asset was important to enable the continuation of the strategic alternatives review process. The Company’s ability to repatriate the proceeds from the sale of the Mereenie Bonus to the US was constrained by the terms of the Pledge Agreement the Company entered into in conjunction with the Note with One Stone. Approximately AUD $2.8 million was transferred to the US in May 2016 and the remainder was available for transfer following the closing of the Exchange Agreement on August 1, 2016.
Central Weald Sale. On June 10, 2016, MPUK entered into i) an Asset Transfer Agreement relating to the sale to UKOG of MPUK's 50% interests in PEDLs 231, 234, and 243 (the "Weald ATA"), ii) an Asset Transfer Agreement relating to the sale to UKOG of MPUK's 22.5% interest in the Offshore Petroleum Licence P1916 (the "IoW ATA"), and iii) a Settlement Agreement with Celtique. The consideration payable by UKOG to MPUK for the Weald ATA amounted to GBP 1.8 million in a combination of cash and shares of UKOG, the number and value of which shares was determined as of the time of execution of the Weald ATA. The consideration for the IoW ATA was the assumption of MPUK's outstanding payables related to its interests in the Offshore Petroleum Licence P1916. Pursuant to the terms of the Settlement Agreement, MPUK was due to pay Celtique GBP 500 thousand of the gross consideration, in a combination of cash and shares in UKOG pro rata to the consideration payable to MPUK for the Weald ATA, the number and value of which UKOG shares was determined at the time of execution of the Settlement Agreement. On August 11, 2016, the transactions contemplated by the Weald ATA and IoW ATA closed and the Settlement Agreement became effective, resulting in net cash proceeds to Magellan of GBP 446 thousand and the net issuance to Magellan of approximately 50.9 million shares of UKOG, which shares were worth approximately GBP 703 thousand at the time of closing. The number of shares of UKOG issued to Magellan was determined at the signing of the transactions based on a price per share of GBP 1.58 pence and as of September 9, 2016, the price per share of UKOG was GBP 1.88 pence.
Reverse Stock Split. On July 10, 2015, the Company filed an amendment to its certificate of incorporation to effect a one share-for-eight shares reverse stock split of its common stock, effective July 10, 2015. All share and per share amounts relating to the common stock, stock options to purchase common stock, including the respective exercise prices of each such option, and the amounts of shares convertible upon conversion of the Series A convertible preferred stock for periods both prior and subsequent to the split have been adjusted in this report to reflect the reverse stock split. Market conditions tied to stock price targets contained within market-based options were similarly adjusted. The par value and the number of authorized, but unissued, shares remain unchanged following the reverse stock split. No fractional shares were issued following the reverse stock split, and the Company has paid cash in lieu of any fractional shares resulting from the reverse stock split.
NASDAQ Listing Requirements. On November 5, 2015, Magellan received a letter from the Listing Qualifications Department of the NASDAQ Stock Market ("NASDAQ") indicating that, based upon the closing bid price of the Company's common stock for the last 30 consecutive business days, the common stock had not met the minimum bid price of $1.00 per share required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). On March 4, 2016, the Company received a letter from NASDAQ notifying the Company that, since the closing bid price of the common stock for the previous 10 consecutive business days was at least $1.00, the Company had regained compliance with NASDAQ Marketplace Rule 5550(a)(2).
On May 17, 2016, Magellan received a letter from the Listing Qualifications Department of the NASDAQ indicating that the Company’s stockholders’ equity as reported in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 did not meet the minimum $2.5 million required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Stock Market Rule 5550(b)(1). On June 30, 2016, the Company submitted materials to NASDAQ describing a number of transactions that it believed would enable it to report stockholders’ equity of approximately $4.1 million on a pro forma basis, as of March 31, 2016, and that it was engaged in negotiations with a specific party to enter into a potential business combination transaction. On July 29, 2016, Magellan received a letter from the Listing Qualifications Department of NASDAQ indicating that it had determined to grant Magellan an extension until October 14, 2016 to regain compliance with Rule 5550(b). In the letter dated July 29, 2016, the Listing Qualifications Department indicated that any future business combination with a non-NASDAQ entity would likely be considered a “change of control” of Magellan, which would require the post-combination company to apply for initial listing on the NASDAQ Capital Market and meet all applicable initial listing criteria.
Poplar (Montana, USA)
Shallow Intervals. During the twelve months ended June 30, 2016, Magellan sold 60 Mboe (164 boepd) of oil attributable to its net revenue interests in Poplar. This production came primarily from production from the Charles formation.
Deep Intervals. During the twelve months ended June 30, 2016, there was no production from the Deep Intervals at Poplar.
United Kingdom
Weald Basin Licenses. In the central Weald Basin, which consists of Magellan's 50% interests in PEDLs 231, 234, and 243, there was no substantial operational activity. These licenses were due to expire in June 30, 2016, and were subject to “drill or drop” conditions, which were not met in early 2016, and potential progress was further hampered by the pending litigation with Celtique. The Company monetized its interests in these licenses through the transactions contemplated by the Weald ATA that closed on August 11, 2016.
Horse Hill. In PEDLs 137 and 246, where the Horse Hill-1 well ("HH-1") was drilled, the Company holds a 35% interest in HH-1 and these licenses following a farmout agreement with Horse Hill Development, Ltd ("HHDL") dated as of December 20, 2013, pursuant to which agreement the Company’s costs in relation to these licenses are 100% carried by HHDL until production and including costs related to conducting certain flow tests. During the first quarter of calendar year 2016, HHDL conducted a successful flow test of several formations of HH-1 including the Portland sandstone and two Kimmeridge limestone formations. UKOG, one of the principal interest owners of HHDL, then reported that the flow tests measured a stable dry oil rate of 1,688 barrels of oil per day in aggregate from these formations. Although the duration of the flow tests of each formation was relatively short, we were very encouraged by these results. We believe that HHDL is in the process of seeking regulatory permissions to conduct a significant long-term production testing and appraisal program of the productive Kimmeridge Limestones and Portland oil-bearing reservoirs.
Other UK Licenses. During fiscal year ended June 30, 2016, there was no substantial activity in P1916, located offshore southern UK, near the Isle of Wight, and the Company disposed of its 22.5% interest through the execution of the IoW ATA.
Australia
NT/P82. During fiscal year ended June 30, 2016, the Company continued its efforts to try to sell or farmout its 100% interest in the NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia, with the support of its financial advisor for this matter, RFC Ambrian. The Company was unsuccessful in sourcing attractive potential transactions, which we believe was due to i) the weak commodity price environment and material reduction in current export LNG prices in Australia, which are believed to have resulted in a significant reduction in exploration budgets of large companies operating in the area and ii) the short remaining term of the license, which was due to expire by May 12, 2016, unless the work requirements of the license had been met.

During the last two months of calendar year 2012, the Company successfully conducted a 2-D and 3-D seismic survey over portions of its NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia. During calendar year 2013, the seismic data underwent complete processing and interpretation and resulted in the identification of three prospects, including a potential conventional reservoir formed by a structural trap against a fault line and two potential stratigraphic plays identified based on amplitude versus offset analysis. The potential volume of gas present in these prospects could amount to several Tcf of gas but are considered to be at the very early stage of the exploration phase and may not result in an actual discovery.
In April 2016, the Company applied to the National Offshore Petroleum Titles Administrator (“NOPTA”) to i) increase the Year 6 minimum work requirement from 600 km2 of 3D seismic survey to 1,000 km2 new seismic data acquisition and processing and geological and geophysical studies, ii) suspend Year 6 conditions of title for 18 months, and iii) extend the permit term by 18 months to allow the varied minimum work condition to be undertaken. On June 29, 2016, NOPTA informed the Company that the Commonwealth-Northern Territory Offshore Petroleum Joint Authority approved these variations and the term of the license is now due to end on November 12, 2017.
Central Petroleum Shares. As partial consideration for the sale of the Company’s onshore Australia assets in fiscal year 2014, the Company received approximately 39.5 million shares of Central Petroleum Limited, a small oil and gas company listed on the Australian Securities Exchange. Between July 2015, and February 2016, the Company sold on the open market shares of Central in order to help finance its activities during the strategic alternatives review process. The Company’s ownership of shares of Central was reduced from 39.5 million shares in July 2015 to 8.2 million in February 2016, and the volume-weighted average price realized for the sale of these shares, excluding brokerage fees, amounted to approximately AUD $0.11 per share.
Magellan does not consider its shareholdings in Central to be a core asset and will potentially dispose of part or all of this interest. The timing of the Company’s decision to dispose of its interests will depend upon i) the actual price per share of Central, which we believe could increase in the medium term as Central achieves certain operational milestones and ii) the foreign exchange rate between the AUD and the USD.
OUTLOOK FOR FISCAL YEAR 2017
Following the rationalization of the Company’s portfolio of assets during the fiscal year ended June 30, 2016, and assuming the closing of the merger with Tellurian during the fourth quarter of calendar year 2016, Magellan will become a company primarily focused on the development of LNG projects in the US Gulf Coast. The HH-1 well and related licenses in the UK and the Company’s interests in NT/P82 will provide additional option value to the shareholders, with NT/P82 potentially providing a more strategic fit with the combined company’s assets considering the potential large gas prospect, which might be tied to other LNG infrastructure in Northern Territory, Australia.
Corporate Events
Merger with Tellurian. On August 2, 2016, Magellan, Tellurian, and River Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Magellan, entered into an Agreement and Plan of Merger. Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian, with Tellurian continuing as the surviving corporation and a direct wholly owned subsidiary of Magellan.
The Merger Agreement and the Merger have been approved by the board of directors of each of Magellan and Tellurian. Stockholders of Magellan will be asked to vote on the approval of the transactions contemplated by the Merger Agreement at a special meeting that is expected to be held during the fourth quarter of calendar year 2016. In addition to the approval of the foregoing matters by the stockholders, the closing of the Merger is subject to customary closing conditions, including i) the receipt of Magellan and Tellurian stockholder approval; ii) all directors and officers of Magellan shall have resigned, except for any person(s) that might be designated by Tellurian; iii) a registration statement on Form S-4 to register the Magellan shares to be issued in the Merger shall have been declared effective by the US Securities and Exchange Commission (the “SEC”); and iv) shares of Magellan common stock to be issued in the Merger shall have been approved for listing on the NASDAQ. The Merger Agreement also contains a non-solicitation provision pursuant to which Magellan may not, directly or indirectly, take certain actions to negotiate or otherwise facilitate an “Alternative Proposal,” a term generally defined as an inquiry, proposal or offer relating to a business combination with or acquisition of the assets of Magellan by a person or entity other than Tellurian. Magellan’s non-solicitation obligations are qualified by “fiduciary out” provisions which provide that Magellan may take certain otherwise prohibited actions with respect to an unsolicited Alternative Proposal if the Board of Directors determines that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties and certain other requirements are satisfied. The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a "Superior Proposal," as such term is defined in the Merger Agreement. In connection with the termination of the Merger Agreement in the event of a Superior Proposal, a breach by Magellan of the non-

solicitation provision noted above, or following a change by the Board of Directors of its recommendation to stockholders, Magellan will be required to pay to Tellurian a termination fee for any and all third-party transaction fees and expenses incurred by Tellurian with the drafting, negotiation, execution and delivery of the Merger Agreement and related documents (including fees and expenses for attorneys, accountants and other advisors), subject to a maximum of $1 million in the aggregate. A termination fee may also be payable in some circumstances in which an Alternative Proposal is made, the transaction fails to close and Magellan subsequently agrees to an Alternative Proposal. If the Merger Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Tellurian stockholders, or by Magellan because Tellurian does not use commercially reasonable efforts to secure the approval for listing the Magellan shares of common stock to be issued in the Merger, then Tellurian will be required to pay to Magellan a reverse termination fee of $1 million.
Upon the closing of the Merger with Tellurian, Magellan will become a Houston-based energy company focusing on the development of LNG export projects. Tellurian’s management team is led by Charif Souki and Martin Houston, who have led and/or founded several industry-leading companies, specifically in the LNG sector. Mr. Souki is the former founder, Chairman, and CEO of Cheniere Energy, Inc., which is expected to operate in excess of 30 million tonne per annum (“mtpa”) of LNG export facilities. Mr. Houston retired in November 2013, as chief operating officer of BG Group plc (“BG”), after 30 years of service, during which he pioneered the development and optimization of BG’s global LNG portfolio. Tellurian was formed in February 2016 to develop low-cost, mid-scale LNG projects on the US Gulf Coast. Bechtel Corporation, General Electric and Chart Industries, Inc. are Tellurian’s commercial partners to deliver LNG facilities with best-in-class development costs on a global basis. Tellurian is currently focused on the development of the Driftwood LNG project, a 26-mtpa LNG export facility in Calcasieu Parish, LA, where Tellurian owns or leases a site of approximately 800 acres with marine access for LNG tankers. As a result of the Merger, Tellurian will gain greater access to the capital markets to finance the development of the Driftwood LNG project.
Special Committee. On June 5, 2015, the Company’s Board of Directors formed the Special Committee to consider various strategic alternatives potentially available to the Company and engaged Petrie Partners, LLC ("Petrie") as financial advisor. Following the closing of the Exchange with One Stone, the subsequently announced Merger with Tellurian and the departures of Messrs. Gluzman, Israel and Wilson from the Board, we believe that the task of the Special Committee has substantially been completed.
United Kingdom
Horse Hill. We believe that HHDL is in the process of seeking regulatory permissions to conduct a significant long-term production testing and appraisal program of the productive Kimmeridge Limestones and Portland oil-bearing reservoirs. Since the results of the HH-1 well have been very encouraging to date and the Company’s costs in relation to these licenses are 100% carried by HHDL, we are planning to await the results of the next flow test and appraisal program before making a decision about our long-term participation in these licenses. However, the Company will continue to consider potential transactions on an opportunistic basis in light of the Company’s overall strategy and business plan.
Australia
NT/P82, Offshore Australia. Over the upcoming several months, the Company intends to establish a plan and a schedule for executing its seismic survey work commitment for NT/P82. Considering the current stabilization of commodity prices and the greater certainty provided by the revised terms of the license received on June 29, 2016, including the 18-month extension of the term of the license to November 12, 2017, we believe that a farmout agreement also remains possible for this asset. In addition, given the large potential gas prospects contained within this license and the development of several fields in the Bonaparte Basin through LNG facilities, we believe that this asset represents a potential strategic fit with the combined company’s overall strategy and business activities upon the closing of the Merger with Tellurian.
Palm Valley Bonus Rights. Under the terms of the Share Sale and Purchase Deed dated February 17, 2014, between Magellan Petroleum (N.T.) Pty Ltd , a wholly owned subsidiary of Magellan, and Central, the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds AUD $5.00/Gigajoule and AUD $6.00/Gigajoule for the first 10 years following the closing date and for the following five years, respectively, with such prices to be escalated in accordance with the Australian consumer price index (the “Palm Valley Bonus”). For further information related to the Palm Valley Bonus, please refer to Note 5 - Sale of Amadeus Basin Assets. The value of the rights to these bonus payments is not reflected on the Company’s financial statements and the Company believes there is significant risk to the potential realization of these rights. During fiscal year 2017, the Company may seek to monetize these rights, as it did with respect to the Mereenie Bonus during fiscal year 2016. We believe that our ability to enter into a transaction with respect to the Palm Valley Bonus will depend on certain operational and commercial development in the Amadeus Basin, particularly the ability of Central to enter into new gas sales contract with potential new customers.

SUMMARY RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2016
As a result of the transactions related to the strategic alternatives review process, the assets and operations of NP, Utah CO2, and the Weald Basin were reclassified to held for sale and discontinued operations, respectively, for all periods presented. Therefore, the Company does not report revenues herein, and the results of continuing operations herein exclude the results of these discontinued operations.
Loss from continuing operations. Loss from continuing operations, including preferred stock dividends and an adjustment to redemption value of the preferred stock, for the fiscal year ended June 30, 2016 totaled $1.0 million ($0.17/basic share), compared to a loss from continuing operations of $23.3 million ($4.09/basic share) in the prior year. The decrease in loss from continuing operations was primarily the result of a decrease in realized losses on available-for-sale securities related to the Company's investment in Central. The Company recorded an other-than-temporary impairment of its investment in Central of $14.9 million in the prior fiscal year. The Company also recognized a gain in the current fiscal year of $2.5 million related to the sale of bonus rights for the Mereenie field, a reduction in general and administrative costs of $2.4 million, and a downward adjustment to the redemption value of the preferred stock of $4.2 million. These reductions in loss from continuing operations were partially offset by a fair value reduction of contingent consideration payable of $1.9 million recorded in the prior fiscal year.
Cash. As of June 30, 2016, Magellan had $1.7 million in cash and cash equivalents, compared to $0.8 million at the end of the prior fiscal year. The increase of $0.9 million was the result of net cash used in operating activities of $2.2 million, net cash provided by investing activities of $5.1 million, net cash provided by financing activities of $0.4 million, and a decrease in cash from the effect of changes in exchange rates of $0.1 million, and represents the net effect of monetization of certain of the Company's assets over its operating expenses during the year, which operating expenses from continuing operations were primarily general and administrative expenses. The $2.2 million of net cash used in operating activities was primarily due to general and administrative expenses, net of stock-based compensation expense and foreign transaction losses of $4.3 million and an increase in accounts payable of $1.7 million. The $5.1 million of net cash provided by investing activities was primarily the result of $2.5 million of proceeds from the sale of the Mereenie Bonus rights and $2.6 million related to proceeds from the sale of shares of Central stock.
Securities available-for-sale. As of June 30, 2016, Magellan had $0.6 million in securities available for sale, consisting of the Company's investment in shares of Central stock.
Pro forma financial information. Due to the significance of certain transactions that have closed during the third quarter of calendar 2016, including the Exchange Agreement, the Weald ATA, the IoW ATA and the Settlement Agreement, we have presented pro forma financial information in Note 21 - Pro Forma Financial Information (Unaudited) of the Notes to Consolidated Financial Statements included in this report showing the effects of these transactions on our consolidated balance sheet at June 30, 2016, and on our consolidated statements of operations for the years ended June 30, 2016, and June 30, 2015, as if they had been completed on June 30, 2016, with respect to balance sheet data, and as if they had become effective on July 1, 2014, with respect to statement of operations data for the years ended June 30, 2016 and 2015.
On a pro forma basis considering the effects of these transactions, as of June 30, 2016 our pro forma consolidated cash was $2.7 million, our pro forma consolidated total assets were $7.3 million, our pro forma consolidated total equity was $3.7 million, and for the year ended June 30, 2016, our pro forma consolidated loss from continuing operations was $3.2 million, compared to a pro forma consolidated net loss from continuing operations of $21.4 million for the year ended June 30, 2015. Please refer to Note 21 - Pro Forma Financial Information (Unaudited) of the Notes to Consolidated Financial Statements included in this report for more information.
Commodity prices. During the twelve months ended June 30, 2016, the Company's results continued to be impacted by the steep decline in global oil prices that began in late 2014. Oil and gas prices are believed to have stabilized at levels lower than those in the summer of 2014, when oil prices averaged around approximately $100/bbl compared to the current prices of approximately $40/bbl. The decline has had the effect of negatively impacting the perceived present value of the Company's prospects in Australia and the UK, compared to prior estimates. While commodity futures markets suggest that the price of oil will increase gradually, there is no certainty that such an increase will occur.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
The Company has incurred losses from operations for the year ended June 30, 2016, of $5.3 million, and during the twelve months ended June 30, 2016, the Company's cash and cash equivalents increased by $0.9 million to $1.7 million as of June 30, 2016. During fiscal year 2016, the Company’s activities were primarily financed through i) revenues from the sale of oil production from Poplar, which are included in discontinued operations, ii) the sale of shares of Central in the open market,

iii) an active cash management of the Company’s disbursements, resulting in an increase in the Company’s accounts payables as of June 30, 2016 compared to June 30, 2015, and iv) in the second quarter of calendar year 2016, by the sale of certain assets including the sale of the Mereenie Bonus and the transactions contemplated by the Exchange Agreement with One Stone, which included a $625 thousand Note to the Company to finance certain outstanding invoices related to the Poplar field. During the fiscal year ended June 30, 2016 and in the period since then, the Company has continued to experience liquidity constraints and sold Poplar, which was the only source of recurring revenues for the Company.
As of September 9, 2016, our cash balances amounted to approximately $1.3 million, which reflect the impact of the Exchange and the Weald ATA transactions, and our securities available for sale, which consist of our interests in Central and UKOG, amounting to an additional $1.9 million of potential liquidity. Following i) the closing of the Exchange with One Stone on August 1, 2016, which resulted in the exchange of the Company’s interests in Poplar for the release of the Company’s financial obligations in relation to the term loan with WTSB and the Series A Preferred Stock, ii) the sale of the Company’s interests in the central Weald Basin pursuant to the Weald ATA and related transactions, iii) the fully carried nature of our interests in HH-1, and iv) the limited activity in Australia pending a potential farmout of our interests in NT/P82, we believe that the Company’s monthly cash burn rate has been significantly reduced to approximately $200 thousand to $300 thousand on a pro forma basis as of September 9, 2016. Considering that we expect the Merger with Tellurian will be consummated in the fourth quarter of calendar year 2016, we believe that the funds available to the Company, including the Company’s shareholdings in Central, are sufficient to fund the Company’s activities until the closing of the transactions contemplated by the Merger Agreement. However, proceeds from these asset sales may not provide sufficient liquidity to fund the Company's operations for the next twelve months, and if the transactions contemplated by the Merger Agreement were not approved by the shareholders or were not consummated according to the terms of the Merger Agreement, our ability to continue as a going concern would be further impaired. As a result of these conditions and events, there is substantial doubt about the Company's ability to continue as a going concern. Because Tellurian's assets do not currently generate revenues, the combined company is also likely to experience liquidity constraints. However, we believe that upon the closing of the Merger with Tellurian, the combined company will be better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the Merger with Tellurian, the primary condition of which closing is the approval by the Company's shareholders of the Merger Agreement that is expected to be sought in the fourth quarter of calendar year 2016. However, following the closing of the Merger with Tellurian, the combined company may not be able to raise sufficient capital in a timely manner to fund the operations of the combined company. Should the Merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern.
Uses of Funds
Capital Expenditure Plans. Magellan has limited capital expenditure obligations as a result of various transactions the Company entered into during the fiscal year ended June 30, 2016. Following the closing of transactions contemplated by the Exchange Agreement, the Company does not have any remaining obligations related to Poplar. As to the Company’s interests in the UK, primarily related to HH-1, the Company's share of costs are fully carried by HHDL, which includes expenditures related to flow tests; therefore, the Company does not expect to incur any costs in relation to this asset. With respect to NT/P82, pursuant to the terms of the extension granted by NOPTA, the Company is due to conduct a 1,000 km2 3-D seismic survey over part of the license. The Company intends to farmout its interests in the license in a transaction which would consist of a farmout partner incurring 100% of the costs related to the seismic survey in exchange for the right to earn an ownership interest in the permit. Such a potential farmout transaction would result in the Company not incurring any costs for this asset in the medium term.
Series A Preferred Dividend. Following the closing on August 1, 2016, of the transactions contemplated by the Exchange Agreement with One Stone, One Stone transferred to the Company, and the Company subsequently canceled, 100% of the outstanding shares of the Preferred Stock, including accumulated dividends paid in kind. The Company does not have any remaining amounts due or outstanding in connection with the Preferred Stock.
Transaction Costs and Related Items. Upon closing on August 1, 2016, of the transactions contemplated by the Exchange Agreement with One Stone, a cash transaction success fee in the amount of $450 thousand became due and payable to Petrie. Upon signing of the Merger Agreement with Tellurian on August 2, 2016, a fairness opinion fee in the amount of $300 thousand became due and payable to Petrie. Upon resignation of the Company's former President and CEO on August 5, 2016, accrued vacation, severance, and medical benefits in the aggregate amount of $441 thousand became due and payable to the former President and CEO, with amounts relating to accrued vacation payable upon such resignation, amounts relating to severance payable in equal installments over twelve months following such resignation, and amounts relating to medical benefits payable over up to eighteen months following such resignation. Upon completion of transactions contemplated by the Weald ATA, the IoW ATA, and the Settlement Agreement with Celtique on August 11, 2016, accrued amounts payable to Celtique in the amount of GBP 500 thousand became due and payable, and were settled from proceeds of the Weald ATA and paid directly to Celtique.

Upon closing of the Merger, a success fee payable in 409,800 shares of the Company to be issued on or before closing, with an aggregate value of $500 thousand as calculated upon signing of the Merger Agreement, will become due and payable to Petrie.
Contractual Obligations. Please refer to the contractual obligations table below in this Part II, Item 7 of our 2016 Form 10-K for information on all material contractual obligations as of June 30, 2016.
Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $1.7 million of cash and cash equivalents as of June 30, 2016, compared to $0.8 million as of June 30, 2015. Following the closing of the Exchange with One Stone, which included a $900 thousand payment in cash in relation to the Cash Amount, and the closing of the transactions contemplated by the Weald ATA, which included a net cash payment to the Company of GBP 450 thousand, the Company's cash and cash equivalents as of September 9, 2016, amounted to $1.3 million. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value because of changes in interest rates.
Due to the international components of its operations, the Company is exposed to foreign currency exchange rate risks and certain legal and tax constraints in matching the capital needs of its assets and its cash resources. To the extent that the Company repatriates cash amounts from MPUK and MPA to the US, the Company is potentially liable for incremental US federal and state income tax, which may be reduced by the US federal and state net operating loss and foreign tax credit carry forwards available to the Company at that time. However, upon the closing of the Merger, which constitutes a change in control, there is a risk that most of the Company's tax attributes may not be available to the Company to reduce the Company's potential US federal and state income taxes. As of June 30, 2016, the Company had foreign tax credit carry forwards amounting to $9.1 million, which, based on the Company’s estimated tax rate as of June 30, 2016, have the potential to offset approximately $26.8 million of taxable income. Additional information about the Company’s tax attributes is available in Note 10 - Income Taxes of the Notes to Consolidated Financial Statements included in this report.
Central Shares. In connection with the Note the Company entered into with One Stone on April 15, 2016, the Company entered into a Pledge Agreement, which limited the Company's ability to sell its shares of Central. However, following the closing of the Exchange, the Company is not subject to any restrictions in its ability to sell its remaining shares of Central. As of June 30, 2016, and as of September 9, 2016, the Company owns 8.2 million shares of Central. In the future, Magellan may decide to dispose of all or part of its position in Central stock to fund some of the Company's activities. Although the Company does not intend to hold its position in Central's stock in the long term, the Company believes that there could be certain commercial or operational developments related to Central’s assets, which could positively impact the price per share of Central in the medium term. Therefore, the Company intends to monitor the stock price performance of Central to determine the appropriate time to dispose of its position.
Based on the closing price on September 9, 2016, the shares of Central stock represent $602.2 thousand of additional potential liquidity.
UKOG Shares. On August 11, 2016, the Company received 50.9 million shares of UKOG, which are listed on the AIM market in the UK as part of the consideration for the Weald ATA. However, pursuant to the terms of the Weald ATA, which include a six month lock-in period, the Company may not sell its shares of UKOG until February 10, 2017. Considering the current volume of trading activity of UKOG shares, the Company believes that it will be able to dispose of its shareholdings effectively once it decides to monetize these shares. The Company does not consider its shareholdings in UKOG to constitute a core asset of the Company and will monitor the performance of the price per share of UKOG and the operational results of HH-1 and UKOG’s other assets to determine the appropriate time to dispose of its shareholdings. Based on the price per share of UKOG as of September 9, 2016, the Company’s shareholdings in UKOG amounted to approximately $1.3 million, which could be available to fund the Company’s activities.
Palm Valley Bonus. Under the terms of the Share Sale and Purchase Deed dated February 17, 2014, between the Company and Central, the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds AUD $5.00/Gigajoule and AUD $6.00/Gigajoule for the first 10 years following the closing date of March 31, 2014, and for the following five years, respectively, with such prices to be escalated in accordance with the Australian consumer price index (the “Palm Valley Bonus”). Following the sale of the Mereenie Bonus, the Company will continue to seek to monetize the Palm Valley Bonus, although there can be no assurance that the Company will be able to execute such a transaction.
Existing Credit Facilities. A summary of the Company's existing credit facilities is as follows:

	June 30, 2016	June 30, 2015
	(in thousands)
Outstanding borrowings:
Notes payable	783	—
Total	$783	$—

Insurance Premium Notes. Between September 2015 and March 2016, the Company entered into three separate insurance premium financing agreements (the "Premium Notes") to finance the insurance premiums related to the annual renewal of the Company's insurance policies. The Premium Notes have an aggregate original principal amount of $353 thousand, bear interest ranging between 6.25% and 6.50%, and have amortization terms from nine to ten months. The aggregate principal and interest payments due monthly under the Premium Notes range between $38 thousand and $21 thousand.
Secured Promissory Note. Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. Magellan was required to use the borrowed amounts to satisfy transaction costs and pay certain outstanding accounts payable primarily related to the CO2 Business. The purpose of the Note was to finance certain ongoing operations at Poplar between signing of the Exchange Agreement and closing. The Note did not bear interest up until closing of the Exchange and was expected to be forgiven upon closing of the Exchange, and if the Exchange had not closed, would have become due and payable on August 1, 2016, or, in the case of a breach of the Exchange Agreement by One Stone, August 1, 2017, and would have borne interest from the date of termination of the Exchange Agreement at a rate of the Prime Rate of interest plus 1% (4.5% at June 30, 2016). The Note is included in Notes Payable at June 30, 2016 in the accompanying consolidated balance sheet. Upon the closing of the Exchange on August 1, 2016, the Loan Amount was deemed paid in full and no further amounts under the Note are required to be repaid by the Company.
Term Loan. The Company, through its former wholly owned subsidiary NP, maintained a term loan (the "Term Loan") with WTSB, which, upon closing of the Exchange on August 1, 2016, has been assumed by One Stone pursuant to the terms of the Exchange Agreement. As of June 30, 2016, the outstanding amount of the Term Loan was $5.5 million. There are no additional amounts available to borrow under the Term Loan. The Term Loan will mature on June 30, 2020, and is subject to monthly floating interest payments based on the Prime Rate (3.50% at June 30, 2016) plus 1.50% and a floor rate of 4.75%. From July 1, 2015 to June 30, 2016, the payment obligations under the Term Loan consisted of interest payments only, and from July 1, 2016 to June 30, 2020, the payment obligations include the interest payments and the amortization payments of the principal amount of the Term Loan. The Term Loan was secured by substantially all of NP's assets, including a first lien on NP's oil and gas leases from the surface to the top of the Bakken, but excluding any rights to assets within or below the Bakken. Magellan, the parent entity of NP, provided a guarantee of the Term Loan secured by a pledge of its membership interest in NP, the consent to release of which guarantee constituted one of the closing conditions of the Exchange Agreement. Magellan and NP are subject to certain customary restrictive covenants under the terms of the Term Loan. As of June 30, 2016, the Company was in compliance with all such covenants.

Contractual Obligations. The following table summarizes our obligations and commitments as of June 30, 2016, to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual obligations payable from continuing operations:
Retention benefits	$425	$425	$—	$—	$—
Operating leases	249	175	74	—	—
Notes payable	158	158	—	—	—
Contingent consideration payable (1)	—	—	—	—	—
Total contractual obligations payable from continuing operations	832	758	74	—	—
Contractual obligations settled upon closing of agreements related to discontinued operations subsequent to June 30, 2016:
Note payable (2)	625	625	—	—	—
Litigation settlement held for sale (3)	670	670	—	—	—
Asset retirement obligations held for sale (4)	2,818	—	—	1,588	1,230
Term loan held for sale (4) (5)	6,039	1,613	3,019	1,407	—
Total contractual obligations settled upon closing of agreements related to discontinued operations subsequent to June 30, 2016	10,152	2,908	3,019	2,995	1,230
Total contractual obligations as of June 30, 2016	$10,984	$3,666	$3,093	$2,995	$1,230
(1) Assumptions for the timing of these payments are based on our reserve report and planned drilling activity.
(2) In connection with the closing of the One Stone Exchange on August 1, 2016, this obligation was deemed paid in full without repayment by the Company as part of the settlement of the final Cash Amount.
(3) In connection with the closing of the transactions contemplated by the Weald ATA, the Company and Celtique entered into a Settlement Agreement, which terminated all claims and counterclaims with Celtique and provided for payment of this obligation directly to Celtique from gross proceeds of the Weald ATA. Amount represents GBP 500 thousand as converted to USD at June 30, 2016.
(4) In connection with the closing of the One Stone Exchange on August 1, 2016, these obligations were transferred to One Stone.
(5) Includes commitments for interest payments according to a loan amortization schedule totaling $539 thousand.

Cash Flows
The following table presents the Company's cash flow information for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
Cash (used in) provided by:
Operating activities	$(2,156)	$(6,593)
Investing activities	5,108	18
Financing activities	385	3,204
Discontinued operations	(2,310)	(11,319)
Effect of exchange rate changes on cash and cash equivalents	(116)	(661)
Net increase (decrease) in cash and cash equivalents	$911	$(15,351)
Cash used in operating activities during the year ended June 30, 2016, was $2.2 million, compared to $6.6 million for the year ended June 30, 2015. The decrease in cash used in operating activities primarily resulted from a decrease in general and administrative expenses (excluding stock-based compensation and foreign transaction loss) of $2.1 million, and an increase in accounts payable and accrued liabilities of continuing operations of $1.7 million.

Cash provided by investing activities during the year ended June 30, 2016, amounted to $5.1 million, compared to cash provided of $18 thousand in 2015. During fiscal year 2016, the Company received cash proceeds from the sale of the shares of Central and of the Mereenie Bonus of $2.6 million and $2.5 million, respectively.
Cash provided by financing activities during the year ended June 30, 2016, amounted to $0.4 million, compared to $3.2 million in 2015. During the fiscal year ended June 30, 2016, cash provided by financing activities primarily related to borrowings on notes payable to One Stone of $625 thousand, which were partially offset by principal payments on the Premium Notes of $195 thousand.
Cash used in discontinued operations during the year ended June 30, 2016, amounted to $2.3 million, compared to $11.3 million in the fiscal year ended June 30, 2015. Cash used in discontinued operations in fiscal year 2016 primarily related to operating losses at Poplar of $2.1 million. Cash used in discontinued operations in the prior fiscal year related to cash used in the operations of the Poplar field of $2.0 million and investing activities of $9.3 million, which were primarily related to the CO2-EOR pilot at Poplar.
During the year ended June 30, 2016, the effect of changes in foreign currency exchange rates negatively impacted the translation of our GBP and AUD denominated cash and cash equivalent balances into US dollars and resulted in a decrease of $116 thousand in cash and cash equivalents, compared to a decrease of $661 thousand in fiscal year 2015.
COMPARISON OF FINANCIAL RESULTS AND TRENDS BETWEEN FISCAL 2016 AND 2015
The following table presents results of continuing operations information for the fiscal years ended:

	June 30,
	2016	2015	Difference	Percent change
Selected operating expenses (USD):	(in thousands)
Depreciation	$54	$148	$(94)	(64)%
Exploration	71	239	(168)	(70)%
General and administrative	5,214	7,946	(2,732)	(34)%
Depreciation expense. Depreciation expenses decreased by $94 thousand to $54 thousand, or (64)%, during the year ended June 30, 2016. The decrease in depreciation expense was due to certain assets becoming fully depreciated during the current year.
Exploration Expenses. Exploration expenses decreased by $168 thousand to $71 thousand, or (70)%, during the year ended June 30, 2016. Current year exploration expenses primarily consisted of $53 thousand related to the NT/P82 offshore license in Australia and $18 thousand related to the licenses for the HH-1 well in the UK. In the prior year, the Company incurred exploration expenses consisting of $148 thousand for related licenses in the UK and $91 thousand related to NT/P82 in Australia.
General and Administrative Expenses. The following table presents general and administrative expenses for the fiscal years ended:

	June 30,
	2016	2015	Difference	Percent change
	(In thousands)
General and administrative (excluding stock-based compensation and foreign transaction loss)	$4,279	$6,420	$(2,141)	(33)%
Stock-based compensation	701	891	(190)	(21)%
Foreign transaction loss	234	635	(401)	(63)%
Total	$5,214	$7,946	$(2,732)	(34)%
During the year ended June 30, 2016, general and administrative expenses decreased by $2.7 million to $5.2 million. General and administrative expenses, excluding stock-based compensation and foreign transaction losses, amounted to $4.3 million, a decrease of $2.1 million. This decrease primarily resulted from i) decreased salaries and benefits of $684 thousand due to reductions in office staff, ii) reductions in legal and professional fees of $724 thousand related to the reverse stock split, the establishment of the ATM facility and the formation of Utah CO2 in the prior fiscal year, iii) a reduction of investor relations expenses of $119 thousand, iv) a decrease in travel of $202 thousand, v) a reduction in corporate fees and expenses of $162 thousand, primarily related to corporate franchise taxes, and vi) a decrease in general and administrative expenses in the Australia of $658 thousand. These reductions were partially offset by an increase in accrued retention bonuses of $425 thousand. The decrease in non-cash stock-based compensation expense is primarily related to a decrease in expenses recognized on performance-based equity awards to officers and employees due to various forfeitures that occurred during the fiscal year ended June 30, 2016. The foreign transaction loss was the result of the strengthening of the US dollar against the currencies of our foreign subsidiaries, the Australian dollar and the British pound. During fiscal year 2015, we settled intercompany loans from our foreign subsidiaries and recognized foreign transaction losses in relation to those loans that had previously been recorded as a component of other comprehensive income.
Results of discontinued operations. On March 31, 2016, the Company entered into the Exchange Agreement with One Stone, which closed on August 1, 2016. In addition, on June 10, 2016, MPUK entered into the Weald ATA and IoW ATA. Therefore, the results of operations of the CO2 Business and of the PEDLs disposed of pursuant to the Weald ATA and IoW ATA were reclassified to discontinued operations.
The following table presents the results of the Company's discontinued operations:

	June 30,
	2016	2015	Difference	Percent change
Poplar:
Oil revenue (in thousands)	$1,990	$4,459	$(2,469)	(55)%
Oil sales volume (Mbbls)	60	79	(19)	(24)%
Oil sales volume (bopd)	164	217	(53)	(24)%
Average realized oil price ($/bbl)	$33.17	$56.44	$(23.27)	(41)%
Oil Revenue
Revenues for the year ended June 30, 2016, totaled $2.0 million, compared to $4.5 million in the prior year, a decrease of 55%. Of the $2.5 million decrease in revenue from the prior year, $1.9 million was attributable to lower commodity prices and $0.6 million was related to lower production.
Oil Sales Volume
Sales volume for the year ended June 30, 2016, totaled 60 Mbbls (164 bopd), compared to 79 Mbbls (217 bopd) sold in the prior year, a decrease of 24%. The decrease was primarily the result of cost reductions at Poplar, which included shutting-in wells with high operating costs and the suspension of workovers, and the natural production decline of the field.
Average Realized Oil Price
The average realized price for the year ended June 30, 2016, was $33.17/bbl, compared to $56.44/bbl in the prior year, a decrease of 41%. The decrease was primarily the result of a decrease in the benchmark pricing (WTI), partially offset by an improvement in the differential realized at the Poplar field. The Company does not currently engage in any oil and gas hedging activities.

Operating and Other Expenses
The following table presents selected operating expenses related to the discontinued operations for the fiscal years ended:

	June 30,
	2016	2015	Difference	Percent change
	(In thousands)
Selected operating expenses:
Lease operating	$2,560	$5,089	$(2,529)	(50)%
Depletion, depreciation, amortization, and accretion	$651	$1,001	$(350)	(35)%
Impairment	$11,280	$17,353	$(6,073)	(35)%
Exploration	$240	$1,324	$(1,084)	(82)%
General and administrative	$631	$200	$431	216%

Selected operating expenses ($/bbl):
Lease operating	43	64	(21)	(33)%
Depletion, depreciation, amortization, and accretion	11	13	(2)	(15)%
Impairment	188	220	(32)	(15)%
Exploration	4	17	(13)	(76)%
General and administrative	11	3	8	267%

Lease Operating Expenses. Lease operating expenses decreased by $2.5 million to $2.6 million, or $43/bbl, during the year ended June 30, 2016. The decrease in lease operating expenses is primarily related to a decrease in operating expenses commensurate with a reduction in production volumes, lower production taxes of $452 thousand as a result of lower commodity prices and production, as well as a decrease in workover expense of $287 thousand due to reduced activity.
Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization, and accretion for the fiscal years ended:

	June 30,
	2016	2015	Difference	Percent change
	(In thousands)
Depreciation and amortization	$31	$51	$(20)	(39)%
Depletion	449	779	(330)	(42)%
ARO accretion	171	171	—	—%
Total	$651	$1,001	$(350)	(35)%

Depletion, depreciation, amortization, and accretion expenses decreased by $350 thousand to $651 thousand, or $11/bbl, during the year ended June 30, 2016. The decrease in depletion expenses was due to a decrease in the depletion rate, which resulted from the impairment of the Company's proved oil and gas properties during the fiscal year ended June 30, 2015, and to lower production.
Impairment of oil and gas properties. The Company recorded an impairment related to its oil and gas properties of $11.3 million as of March 31, 2016. The impairment was the result of an evaluation of the fair value of the net assets of NP in connection with the Exchange and transferring the assets to held for sale as of March 31, 2016. The decline in the fair value of its reserves was primarily due to a decline in commodity prices during fiscal year 2016. The Company also recorded an impairment of NP's proved oil and gas properties of $17.4 million in the prior fiscal year. The decline in the fair value of the reserves was due to i) lower commodity prices, and ii) the exclusion of PUD reserves from the classification of proved reserves due to the uncertainty related to the Company's ability to continue as a going concern and to obtain the necessary capital to fund its drilling program related to the development of the PUDs.
Exploration Expenses. Exploration expenses decreased by $1.1 million to $240 thousand, or $4/bbl, during the year ended June 30, 2016. The decrease in exploration expenses was primarily due to reduction in exploration activities related to

Utah CO2 of $687 thousand, NP for the evaluation of the CO2-EOR pilot of $230 thousand, and the Weald Basin prospects of $168 thousand.

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
Depreciation, Depletion, and Amortization. The provision for depletion of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method and is dependent upon our estimates of total proved and proved developed reserves, which estimates incorporate various assumptions regarding future development and abandonment costs as well as our level of capital spending. If the estimates of total proved or proved developed reserves decline, the rate at which we record depreciation, depletion and amortization ("DD&A") expense increases, which in turn, increases DD&A expense. This decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates with a high level of precision, as such quantities are dependent on the success of our exploration and development program, as well as future economic conditions. Effective with the classification of the assets of the CO2 Business to held for sale on March 31, 2016, we have not recorded further depletion, depreciation and amortization of our oil and gas properties.
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
Asset Retirement Obligations. Our asset retirement obligations ("AROs") consist primarily of estimated future costs associated with the plugging and abandonment of oil and gas properties. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions, and judgments regarding such factors as costs to satisfy plugging and abandonment and other obligations, future advances in technology, timing of settlements, the credit-adjusted risk-free rate, and inflation rates. In periods after the initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact operating results as accretion expense. The related capitalized cost, net of estimated salvage values, including revisions thereto, is charged to expense through DD&A over the life of the oil and gas property.
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
Stock-Based Compensation
We recognize compensation expense for all share-based payment awards made to employees and directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award. Judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies. The Company estimates the fair value of performance-based options ("PBOs") and time-based options ("TBOS") using the Black Scholes Merton pricing model. The fair value for market-based options ("MBOs") is estimated using Monte Carlo simulation techniques. The simplified method is used to estimate the expected term of stock options due to a lack of related historical data regarding exercise, cancellation, and forfeiture. The valuation methods used incorporate assumptions regarding expected volatility of our common stock, risk-free interest rates, expected term of the awards, and other assumptions regarding a number of complex and subjective variables, which are subject to change. Any such changes could result in different valuations and thus impact the amount of stock-based compensation expense recognized.
Costs related to TBOs are recognized as an expense on a straight-line basis over the vesting period. MBOs are expensed on a straight-line basis over the derived service period, even if the market condition is not achieved. PBOs are amortized on a straight-line basis between the date upon which the achievement of the relevant performance condition is deemed probable and the date the performance condition is expected to be achieved. Management re-assesses whether achievement of performance conditions is probable at the end of each reporting period. As of June 30, 2016, 332,028 stock options with market-based vesting provisions or PBOs were unvested. If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change.
Income Taxes and Uncertain Tax Positions
We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our consolidated financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of our deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions.
Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Previously recognized uncertain tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There are no uncertain tax positions that would meet the more-likely-than-not recognition threshold as of and for the fiscal year ended June 30, 2016.
To the extent that the Company repatriates cash amounts from MPA to the US, the Company is potentially liable for incremental US federal and state income tax, and the Company may not have sufficient net operating loss and foreign tax credit carry forwards available to offset any resulting tax liabilities.

Foreign Currencies and Foreign Currency Adjustment of Intercompany Loans
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders' equity as accumulated other comprehensive income. When intercompany transactions are deemed to be of a short-term nature, translation adjustments are required to be included in the consolidated statements of operations.
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
During the year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries because (i) the Company had begun an effort to repay its intercompany balances through the repatriation of cash from these subsidiaries and (ii) the Company was increasingly focusing on its US operations. As such, the Company recorded on its statement of operations an expense reclassification from accumulated other comprehensive income arising from foreign currency exchange losses on its intercompany account balances.
Accounting for Business Combinations
The Company has signed an agreement and plan of merger with Tellurian and River Merger Sub, Inc., whereby Tellurian will become the accounting acquirer. We have accounted for all of our business combinations to date in accordance with guidelines established by the Financial Accounting Standards Board, using the acquisition method of accounting, which involves the use of significant judgment.
In estimating the fair values of assets acquired and liabilities assumed in a business combination, we make various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. We estimate future prices to apply to the estimated reserves quantities acquired, and estimate future operating and development costs to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows are discounted using a market-based weighted average cost of capital rate, adjusted for risk, determined to be appropriate at the time of the acquisition.
The calculation of the contingent consideration payable is a significant management estimate and is calculated using production projections and the estimated timing of production payouts. The Company also utilizes a discount which is consistent with the Company's credit-adjusted incremental borrowing rate.
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
For the twelve months ended June 30, 2016, oil sales represented 100% of total oil and gas revenues, which are included in discontinued operations. Based on fiscal year 2016 sales volume and revenues, a 10% change in oil price would increase or decrease oil revenues by $0.2 million. All oil and gas revenues are related to the oil and gas properties of Poplar. As a result of the closing of the Exchange with One Stone on August 1, 2016, the oil and gas properties of Poplar were disposed of as of that date.

At June 30, 2016, the fair value of our investments in securities available-for-sale was $601 thousand, with all of that amount attributable to the 39.5 million shares of Central received as part of the consideration for the sale of the Amadeus Basin assets. Central's stock is traded on the Australian Securities Exchange (the "ASX"), and we determined the fair value of our investment in Central using Central's closing stock price on the ASX on June 30, 2016, of AUD $0.098 per share, which translated to $0.073 per share in US dollars on that date. As of the date of this report, the Company continues to own approximately 8.2 million shares of Central, which at the current share price of approximately AUD $0.096 and assuming a foreign exchange rate of 0.761 US dollars per AUD, represent approximately $602 thousand of potential liquidity. Due to the number of Central shares that we own and Central's general daily trading volumes, we may not be able to obtain the currently quoted market price in the event we sell our Central shares. In addition, a 10% across-the-board change in the underlying equity market price per share for our investment would result in a $60 thousand change in the fair value of our investments.
At June 30, 2016, the carrying value of cash and cash equivalents was approximately $1.7 million, which approximates the fair value.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "assume," "believe," "budget," "could," "estimate," "expect," "forecast," "initial," "intend," "may," "plan," "potential," "project," "should," "will," "would," and similar expressions are intended to identify forward-looking statements.
These forward looking statements about the Company and its subsidiaries appear in a number of places in this report and may relate to statements about the merger with Tellurian, including the terms of the merger agreement, the tax implications of the merger, the closing of the transaction, the timing of such closing and the effects of closing; our businesses and prospects; our ability to continue as a going concern; planned or estimated capital expenditures; availability of liquidity and capital resources; the disposition of oil and gas properties and related assets or other securities investments; the ability to enter into acceptable farmout arrangements; revenues, expenses, operating cash flows and projected cash burn rates; progress in developing the Company's projects; future values of those projects or other interests or rights that the Company holds; the listing of our common stock on the NASDAQ; borrowings; commodity prices; government regulations; and other matters that involve a number of risks and uncertainties that may cause actual results to differ materially from results expressed or implied in the forward-looking statements. These risks and uncertainties include the following: risks associated with our ability to complete the merger with Tellurian on the terms anticipated or at all; the uncertain nature of oil and gas prices in the UK and Australia, including uncertainties about the duration of the currently depressed oil commodity price environment and the related impact on our project developments and ability to obtain financing; uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects or otherwise continue as a going concern; uncertainties regarding the ability to realize the expected benefits from the sale of the Amadeus Basin assets to Central pursuant to the Sale Deed, including through the future value of Central stock; uncertainties regarding the value of Central stock; our ability to attract and retain key personnel; our limited amount of control over activities on our non-operated properties; our reliance on the skill and expertise of third-party service providers; the ability of our vendors to meet their contractual obligations; the uncertain nature of the anticipated value and underlying prospects of our UK acreage position; government regulation and oversight of drilling and completion activity in the UK, including possible restrictions on hydraulic fracturing that could affect our ability to realize value from unconventional resource projects in the UK; the uncertainty of drilling and completion conditions and results; the availability of drilling, completion, and operating equipment and services; the results and interpretation of 2-D and 3-D seismic data related to our NT/P82 interest in offshore Australia and our ability to obtain an attractive farmout arrangement for NT/P82; uncertainties regarding our ability to maintain the NASDAQ listing of our common stock, and the related potential impact on our ability to obtain financing; risks and uncertainties inherent in management estimates of future operating results and cash flows; risks and uncertainties associated with litigation matters; and other matters referred to in the Risk Factors section of this report. For a more complete discussion of the risk factors that may apply to any forward-looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") of this Form 10-K. Any forward-looking statements in this report should be considered with these factors in mind. Any forward-looking statements in this report speak as of the filing date of this report. The Company assumes no obligation to update any forward looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by securities laws.

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
Denver, Colorado

We have audited the consolidated balance sheets of Magellan Petroleum Corporation and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years ended June 30, 2016 and 2015. Magellan Petroleum Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magellan Petroleum Corporation and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years ended June 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Notes 2 and 3 to the consolidated financial statements, subsequent to June 30, 2016, the Company entered into certain transactions to dispose of substantially all of its operating assets. In connection therewith, the Company has provided certain unaudited pro forma financial information in Note 21 to the consolidated financial statements, which reflect the impacts of those significant events. The information within Note 21 is unaudited and we express no assurance or opinion over the pro forma financial information.

/s/ EKS&H LLLP
September 13, 2016
Denver, Colorado

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,680	$769
Securities available-for-sale	601	4,230
Accounts receivable	16	46
Prepaid and other assets	2,087	2,023
Current assets held for sale (Note 4)	26,042	1,514
Total current assets	30,426	8,582

PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Unproved oil and gas properties	32	38
Wells in progress	337	350
Land, buildings, and equipment (net of accumulated depreciation of $517 and $463 as of June 30, 2016, and 2015, respectively)	86	139
Property and equipment held for sale (Note 4)	—	36,546
Net property and equipment	455	37,073

OTHER NON-CURRENT ASSETS:
Goodwill, net	500	500
Other long-term assets	169	169
Long-term assets held for sale (Note 4)	—	376
Total other non-current assets	669	1,045
Total assets	$31,550	$46,700

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$791	$298
Accrued and other liabilities	2,826	2,119
Notes payable	783	—
Current liabilities held for sale (Note 4)	10,638	2,237
Total current liabilities	15,038	4,654

LONG-TERM LIABILITIES:
Long-term liabilities held for sale (Note 4)	—	8,251
Total long-term liabilities	—	8,251

COMMITMENTS AND CONTINGENCIES (Note 16)

PREFERRED STOCK (Note 12):
Series A convertible preferred stock (par value $0.01 per share): Authorized 28,000,000 shares; issued and outstanding 22,683,428 and 21,162,697 shares as of June 30, 2016, and 2015, respectively; liquidation preference of $29,093 and $28,435, respectively	23,501	25,850
Total preferred stock	23,501	25,850

STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued 6,972,023 and 6,917,027 as of June 30, 2016, and 2015, respectively	70	69
Treasury stock (at cost): 1,209,389 shares as of June 30, 2016, and 2015	(9,806)	(9,806)
Capital in excess of par value	94,069	93,386
Accumulated deficit	(96,234)	(81,006)
Accumulated other comprehensive income	4,912	5,302
Total stockholders' (deficit) equity	(6,989)	7,945
Total liabilities, preferred stock and stockholders' (deficit) equity	$31,550	$46,700

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the years ended June 30,
	2016	2015
OPERATING EXPENSES:
Depreciation	$54	$148
Exploration	71	239
General and administrative	5,214	7,946
Loss on sale of assets	—	316
Total operating expenses	5,339	8,649

Loss from operations	(5,339)	(8,649)

OTHER INCOME (EXPENSE):
Net interest expense	(4)	—
Loss on investment in securities	(587)	(15,087)
Gain on sale of bonus rights (Note 5)	2,514	—
Fair value revision of contingent consideration payable	—	1,888
Other income	88	252
Total other income (expense)	2,011	(12,947)

Loss from continuing operations, before tax	(3,328)	(21,596)
Income tax expense	—	—

Loss from continuing operations, net of tax	(3,328)	(21,596)

DISCONTINUED OPERATIONS (Note 4):
Loss from discontinued operations, net of tax	(14,249)	(21,404)
Net loss from discontinued operations	(14,249)	(21,404)

Net loss	(17,577)	(43,000)

Preferred stock dividends	(1,858)	(1,740)
Adjustment of preferred stock to redemption value (Note 12)	4,207	—

Net loss attributable to common stockholders	$(15,228)	$(44,740)

Loss per common share (Note 14):
Weighted average number of basic shares outstanding	5,746,307	5,710,288
Weighted average number of diluted shares outstanding	5,746,307	5,710,288

Basic and diluted loss per common share:
Net loss from continuing operations, including preferred stock dividends and adjustment to redemption value of preferred stock	$(0.17)	$(4.09)
Net loss from discontinued operations	$(2.48)	$(3.75)
Net loss attributable to common stockholders	$(2.65)	$(7.83)

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended June 30,
	2016	2015
Net loss	$(17,577)	$(43,000)

Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(125)	(2,141)
Reclassification of foreign currency translation loss on intercompany account balances to earnings upon reversal of permanent investment in foreign subsidiaries	—	659
Reclassification of impairment loss on securities available-for-sale to earnings due to determination as other than temporary	—	15,087
Unrealized holding losses on securities available-for-sale	(265)	(6,294)
Other comprehensive (loss) income, net of tax	(390)	7,311

Comprehensive loss	$(17,967)	$(35,689)

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
	Shares	Amount
Fiscal year ended June 30, 2014	6,875,605	$69	$93,467	$(9,344)	$(36,266)	$(2,009)	$45,917
Net loss	—	—	—	—	(43,000)	—	(43,000)
Other comprehensive income, net of tax	—	—	—	—	—	7,311	7,311
Stock and stock-based compensation	30,791	—	1,606	—	—	—	1,606
Executive and employee forfeiture of options upon resignation	—	—	(648)	—	—	—	(648)
Executive forfeiture of restricted stock upon resignation	(17,500)	—	(67)	—	—	—	(67)
Purchase of stock and options from former executive	—	—	(983)	(462)	—	—	(1,445)
Net shares repurchased for employee tax costs upon vesting of restricted stock	(5,981)	—	(104)	—	—	—	(104)
Stock options exercised, net of shares withheld to satisfy employee tax obligations	34,112	—	115	—	—	—	115
Preferred stock dividend	—	—	—	—	(1,740)	—	(1,740)
Fiscal year ended June 30, 2015	6,917,027	69	93,386	(9,806)	(81,006)	5,302	7,945
Net loss	—	—	—	—	(17,577)	—	(17,577)
Other comprehensive loss, net of tax	—	—	—	—	—	(390)	(390)
Stock and stock-based compensation	62,500	1	700	—	—	—	701
Net shares repurchased for employee tax costs upon vesting of restricted stock	(5,220)	—	(11)	—	—	—	(11)
Payment of cash in lieu of issuance of fractional shares in one share for eight shares reverse stock split	(2,284)	—	(6)	—	—	—	(6)
Preferred stock dividend	—	—	—	—	(1,858)	—	(1,858)
Adjustment of preferred stock to redemption value (Note 12)	—	—	—	—	4,207	—	4,207
Fiscal year ended June 30, 2016	6,972,023	$70	$94,069	$(9,806)	$(96,234)	$4,912	$(6,989)
The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Loss from continuing operations, net of tax	$(3,328)	$(21,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign transaction loss	286	635
Depreciation	54	148
Fair value revision of contingent consideration payable	—	(1,888)
Accretion expense of contingent consideration payable	—	36
Loss on investment in securities	587	15,087
(Gain) loss on disposal of assets	(2,514)	316
Exploration costs previously capitalized	—	20
Stock compensation expense	701	892
Net changes in operating assets and liabilities:
Accounts receivable	28	(5)
Inventories	—	(39)
Prepayments and other current assets	286	(63)
Accounts payable and accrued liabilities	1,744	(136)
Net cash used in operating activities of continuing operations	(2,156)	(6,593)

INVESTING ACTIVITIES:
Additions to property and equipment	(1)	(3)
Proceeds from sale of bonus rights	2,514	—
Proceeds from sale of securities	2,595	21
Net cash provided by investing activities of continuing operations	5,108	18

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	115
Purchase of common stock	(11)	(566)
Purchase of stock options	—	(983)
Payment of cash in lieu of fractional shares in one share for eight shares reverse stock split	(6)	—
Payment of preferred stock dividend	—	(859)
Deferred financing costs, net	(28)	(150)
Short-term debt issuances	625	—
Payments on notes payable	(195)	—
Long-term debt issuances	—	5,500
Capital contributions by non-controlling interest included in discontinued operations	—	147
Net cash provided by financing activities	385	3,204

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities of discontinued operations	(2,130)	(1,972)
Net cash used in investing activities of discontinued operations	(180)	(9,347)
Net cash used in operating and investing activities of discontinued operations	(2,310)	(11,319)

Effect of exchange rate changes on cash and cash equivalents	(116)	(661)

Net increase (decrease) in cash and cash equivalents	911	(15,351)
Cash and cash equivalents at beginning of period	769	16,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,680	$769

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$18
Cash paid for interest of discontinued operations	$269	$84
Cash received for interest	$(3)	$(20)
Cash paid for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Unrealized holding loss and foreign currency translation loss on securities available-for-sale	$(282)	$(7,684)
Adjustment of preferred stock to redemption value	$(4,206)	$—
Preferred stock dividends paid in kind	$1,858	$1,311
Increase in both accrued and other liabilities and prepaid and other assets related to Sopak	$107	$105
Purchase of insurance policies financed with notes payable	$353	$—

Non-cash activities of discontinued operations:
Change in accounts payable and accrued liabilities related to property and equipment of discontinued operations	$17	$(1,017)
Property contributed for capital and deferred capital contribution of non-controlling interest included in discontinued operations	$—	$200
Accrued capital contributions of non-controlling interest included in discontinued operations	$—	$168

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Description of Operations
Magellan Petroleum Corporation (the "Company" or "Magellan" or "MPC" or "we") is an independent oil and gas exploration and production company. Subject to the closing of the announced merger with Tellurian Investments Inc. (“Tellurian”), Magellan will become a company focused on the development of liquefied natural gas (“LNG”) projects along the United States Gulf Coast. Historically active internationally, Magellan also owns interests in the Horse Hill-1 well and related licenses in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia.
The Company conducts its operations through two wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Magellan Petroleum (UK) Limited ("MPUK"), and Magellan Petroleum Australia Pty Ltd ("MPA"). Following the closing of the merger with Tellurian, which is expected in the fourth quarter of calendar year 2016, the combined company will operate its LNG business in the US through its new wholly owned subsidiary, Tellurian.
On July 10, 2015, the Company completed a one share-for-eight shares reverse stock split with respect to the Company's common stock. All amounts of shares of common stock, per share prices with respect to common stock, amounts of stock options to purchase common stock, respective exercise prices of each such option, and amounts of shares convertible upon conversion of the Series A convertible preferred stock for periods both prior and subsequent to the split have been adjusted in this report to reflect the reverse stock split.
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
Going Concern
The Company has incurred losses from operations for the year ended June 30, 2016, of $5.3 million, and has experienced negative cash flows from operations of $2.2 million for the year ended June 30, 2016, and as of June 30, 2016, its cash balance was $1.7 million. The Company continues to experience liquidity constraints and since July 2015, has been selling certain of its assets to fund its operations, which has resulted in a significant reduction in the Company’s monthly cash burn rate. However, these liquidity constraints continue, and proceeds from these asset sales may not provide sufficient liquidity to fund the Company's operations for the next twelve months. As a result of these conditions and events, there is substantial doubt about the Company's ability to continue as a going concern. Because Tellurian’s assets do not currently generate revenues, the combined company is also likely to experience liquidity constraints. However, we believe that upon the closing of the merger with Tellurian, the combined company will be better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the merger with Tellurian, the primary condition of which closing is the approval by the Company’s shareholders of the merger agreement that is expected to be sought in the fourth quarter of calendar year 2016. However, following the closing of the merger with Tellurian, the combined company may not be able to raise sufficient capital in a timely manner to fund the operations of the combined company. Should the merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern.
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
As discussed in Note 2 - One Stone Exchange, on March 31, 2016, the Company and its sole preferred stockholder entered into an Exchange Agreement pursuant to which 100% of the outstanding shares of Magellan Series A convertible preferred stock (the "Series A Preferred Stock") were exchanged in consideration for 100% of the Company's interests in Nautilus Poplar LLC and 51% of the outstanding common units in Utah CO2 LLC (“Utah CO2,” and together with Nautilus Poplar LLC, the "CO2 Business", or "NP", or the "former NP segment"), as adjusted by the Cash Amount (as defined in the Exchange Agreement and discussed further below) (the “Exchange”). As of June 30, 2016, the assets and liabilities of the CO2 Business have been classified as held for sale in the consolidated balance sheets and the results of operations for the years then ended have been included in discontinued operations in the consolidated statements of operations. See Note 4 - Discontinued Operations.
As discussed in Note 3 - Sale of Weald Basin Assets, on June 10, 2016, MPUK entered into three concurrent agreements (the "Weald Agreements") for divestiture of certain of its Petroleum Exploration and Development Licenses ("PEDLs"), its peripheral offshore license near the Isle of Wight, and settlement of legal claims related to the Central Weald licenses with its partner and operator, Celtique Energie Weald Limited ("Celtique"). As of June 30, 2016, the settlement with Celtique has been accrued and the assets and liabilities related to these licenses have been classified as held for sale in the consolidated balance sheets, and the results of operations related to the licenses for the years then ended have been included in discontinued operations in the consolidated statements of operations. See Note 4 - Discontinued Operations.
As discussed in Note 20 - Subsequent Events, on August 2, 2016, Magellan, Tellurian, and River Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Magellan (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian (the “Merger”), with Tellurian continuing as the surviving corporation and a direct wholly owned subsidiary of Magellan, and Tellurian will be the accounting acquirer.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, NP (which has been discontinued), MPUK, and MPA, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the instructions to Form 10-K and Regulation S-X published by the US Securities and Exchange Commission (the "SEC"). All intercompany accounts and transactions have been eliminated.
Effective with the execution of the Exchange Agreement on March 31, 2016, the Company has reclassified the operations of NP to discontinued operations and reclassified its related assets and liabilities to assets and liabilities held for sale for all periods presented in the accompanying consolidated financial statements.
Effective with the execution of the Weald Agreements on June 10, 2016, the Company has reclassified the operations in connection with the respective licenses to discontinued operations and reclassified its related assets and liabilities to assets and liabilities held for sale for all periods presented in the accompanying consolidated financial statements.
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the prior year net loss attributable to common stockholders, accumulated deficit, net assets, or total shareholders' equity.
The Company has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in US dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "AUD." Amounts expressed in the currency of the United Kingdom are indicated as "GBP."
As of June 30, 2016 the Company owned a 1.9% interest in Central Petroleum Limited (ASX:CTP) ("Central"), a Brisbane-based exploration and production company traded on the Australian Securities Exchange. The Company accounts for this investment as securities available-for-sale in the accompanying consolidated financial statements.
Pro Forma Financial Information (Unaudited)
Due to the significance of certain transactions that have closed during the third quarter of calendar 2016, including in connection with the Exchange Agreement and the Weald Agreements, we have presented in Note 21 - Pro Forma Financial Information (Unaudited)the effects of these transactions on our consolidated balance sheet at June 30, 2016, and on our consolidated statements of operations for the years ended June 30, 2016, and June 30, 2015, as if they had been completed on June 30, 2016, with respect to balance sheet data, and as if they had become effective on July 1, 2014, with respect to statement of operations data for the years ended June 30, 2016 and 2015. Refer to Note 21 for further information regarding the pro forma effects of these transactions.

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
During the fiscal year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries because (i) the Company had begun an effort to repay its intercompany balances through the repatriation of cash from these subsidiaries and (ii) the Company was increasingly focusing on its US operations. As such, the Company recorded on its statement of operations for the fiscal year ended June 30, 2015, an expense reclassification from accumulated other comprehensive income arising from foreign currency exchange losses on its intercompany account balances.
Cash and Cash Equivalents and Concentration of Credit Risk
The Company considers all highly liquid short-term investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments.
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
Securities Available-for-Sale
Securities available-for-sale are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are excluded from earnings and recorded as a component of accumulated other comprehensive income in stockholders' (deficit) equity, net of deferred income taxes. The Company recognizes gains or losses when securities are sold. On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered an other-than-temporary impairment. The Company performed this analysis as of June 30, 2016, and concluded that it had not incurred an other-than temporary impairment. During the fiscal year ended June 30, 2015, the Company determined that the value of its investment in Central had suffered an other-than temporary impairment. As such, the unrealized loss on this investment was reclassified from other comprehensive income to the consolidated statement of operations at June 30, 2015.
Accounts Receivable
Trade accounts receivable consist mainly of receivables from oil and gas purchasers. For receivables from working interest partners, the Company typically has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. Generally, oil and gas receivables are collected within two months. The collectability of accounts receivable is continuously monitored and analyzed based upon historical experience. The use of judgment is required to establish a provision for allowance for doubtful accounts for specific customer collection issues identified. The allowance for doubtful accounts was $0 as of June 30, 2016, and 2015.
Assets and Liabilities Held for Sale
As a result of the Exchange Agreement executed on March 31, 2016 (see Note 2 - One Stone Exchange), the Company determined that a strategic shift occurred in its business that will have a major effect on the Company's future operations and financial results. Therefore, the Company adjusted the assets and liabilities of NP to the lesser of their carrying value or fair value less costs to sell, which resulted in an impairment write down of $11.3 million, and reclassified them as held for sale in the consolidated balance sheets effective March 31, 2016. The Company also reclassified the results of NP's operations to discontinued operations in the consolidated statements of operations for all periods presented. In addition, on June 10, 2016, the Company executed the Weald ATA (see Note 3 - Sale of Weald Basin Assets). The Company determined that no fair value adjustments of the assets and liabilities disposed of in the Weald ATA was necessary because the net assets were recorded at less than their fair value less costs to sell. The major classes of assets and liabilities held for sale as well as the results of discontinued operations are presented in Note 4 - Discontinued Operations for both NP and the Weald Basin exploration licenses disposed of pursuant to the Weald ATA. The closing of the Exchange took place on August 1, 2016, following its approval at the Company's annual meeting of stockholders on July 13, 2016. The closing of the transactions contemplated by the Weald ATA took place on August 11, 2016. Unaudited pro forma financial statements showing the impact of the closing of transactions contemplated by the Exchange Agreement and the Weald ATA and other events that have occurred subsequent to June 30, 2016 on the Company's financial statements, as if they had been applied at June 30, 2016, have been included in Note 21 - Pro Forma Financial Information (Unaudited).
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
Depreciation, depletion, and amortization ("DD&A") of capitalized costs related to proved oil and gas properties is calculated on a property-by-property basis using the units-of-production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs as well as the estimated proceeds from salvaging equipment. As all of the Company's proved oil and gas properties related to NP, DD&A has been reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations. Effective with the classification of the assets and liabilities of NP to held for sale on March 31, 2016, including the proved oil and gas properties, the Company halted DD&A related to these assets and no further DD&A has been recorded in the accompanying consolidated financial statements for the period from April 1, 2016 through June 30, 2016.
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
In connection with the Exchange Agreement and the reclassification of NP's oil and gas properties to assets held for sale, the Company undertook such a review at March 31, 2016, and recorded an impairment of the proved oil and gas properties of $7.8 million and an impairment of its wells in progress of $3.4 million, both included in the loss from discontinued operations in the accompanying consolidated statements of operations for the year ended June 30, 2016. The Company used a fairness opinion provided by a third party in connection with the Exchange and an internally developed cash flow model to value the oil and gas properties of NP. As of June 30, 2016, the properties continue to be included in assets held for sale at their adjusted carrying values representing their fair values less costs to sell, which as of June 30, 2016, approximately equaled the fair values less costs to sell as determined at March 31, 2016.

The Company also undertook such a review during the year ended June 30, 2015, and as a result of the decline in oil prices, concluded that its proved oil and gas properties were impaired and recorded an impairment loss of $17.4 million in the accompanying consolidated statement of operations.
Land, Buildings, and Equipment
Land, buildings, and equipment are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to fifteen years.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired, net of the fair value of liabilities assumed in an acquisition. The goodwill recorded as of June 30, 2016 and 2015 of $500 thousand related to the Company's foreign subsidiaries, of which amount $275 thousand related to MPA, and $225 thousand related to MPUK. GAAP requires goodwill to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment.
For the year ended June 30, 2016, as a result of management's intent to monetize certain assets, including those of its foreign subsidiaries, and the progress of negotiations related to the sale of those assets, the Company performed an analysis of qualitative factors to determine whether further evaluation under GAAP (the two-step test) was required. As a result of this qualitative analysis, the Company determined that it was not more likely than not that the carrying value of its foreign reporting units, including goodwill, were less than their carrying amounts. Therefore, no further testing for impairment of the Company's goodwill balances at June 30, 2016 was performed.
As of June 30, 2015, management concluded that as a result of the decline in reserve value, principally due to the decline in commodity prices, and a downward revision in reserve quantities as the result of the exclusion of PUD reserves from the Company's reserve estimates, goodwill related to NP had been impaired. Accordingly, we recorded impairment expense of $674 thousand for the year ended June 30, 2015, which is included in discontinued operations in the accompanying consolidated statement of operations. The qualitative factors used in our assessment included macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance. The quantitative analysis performed included a review of the June 30, 2015 reserve estimates using forward commodity prices and an estimate of the differential less the liabilities for NP, and comparing the result of the analysis to the recorded carrying value of the net assets. The analysis indicated that the carrying value of the net assets exceeded the calculated value of the reserves net of liabilities, and therefore, an impairment had occurred.
Asset Retirement Obligations
The Company recognizes an estimated liability for future costs associated with the plugging and abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase in the carrying value of the related long-lived asset are recorded at the time a well is acquired or the liability to plug is legally incurred. Assumptions and judgments made by management when assessing an asset retirement obligation include: (i) the existence of a legal obligation; (ii) estimated probabilities, amounts, and timing of settlements; (iii) the credit-adjusted risk-free rate to be used; and (iv) inflation rates. The Company depletes the amount added to proved oil and gas property costs, net of estimated salvage values, and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Asset retirement obligations have been classified as held for sale as of all periods presented in the accompanying consolidated balance sheets, as they relate to NP.
Revenue Recognition
The Company has historically derived revenue primarily from the sale of produced oil. Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collection of the revenue is probable. Oil revenues have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations, as they relate to NP.
Major Customers
The Company's consolidated oil production revenue is derived from its NP segment and was generated from two customers for the years ended June 30, 2016 and 2015.
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
GAAP prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. Under GAAP, the Company recognizes tax positions when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company has presumed that its positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The next step consists of measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. An uncertain income tax position will not be recognized if it does not meet the more-likely-than-not threshold. To appropriately account for income tax matters, the Company is required to make significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review, and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements. There are no uncertain tax positions that would meet the more-likely-than-not recognition threshold for the fiscal years ended June 30, 2016, or 2015.
The Company has adopted an accounting policy to record all tax-related interest under interest expense and tax-related penalties under general and administrative expense in the consolidated statement of operations.
Financial Instruments
The carrying values for accounts receivable, accounts payable and debt approximate fair value based on the timing of the anticipated cash flows and current market conditions.
Segment Information
As of June 30, 2016, the Company determined, based on the criteria of Financial Accounting Standards Board (the "FASB") Accounting Standards Codification Topic 280, that it operated in two segments, MPUK and MPA, as well as a head office, Magellan ("Corporate"), which is treated as a cost center. As of June 30, 2016, these two operating segments met the minimum quantitative threshold to qualify for separate segment reporting.
The Company's chief operating decision maker is Antoine J. Lafargue (President and CEO of the Company), who reviews the results and manages operations of the Company in the two reporting segments of MPUK and MPA, and Corporate. The presentation of all segment information herein reflects the manner in which the Company's management monitors performance and allocates resources.
Prior to signing the Exchange Agreement, and the related reclassification of the assets and liabilities of NP to held for sale, and classification of NP's results of operations to discontinued operations, the Company operated in three segments. For further information pertaining to our reporting segments, see Note 15 - Segment Information.
Loss per Common Share
Income and losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The effects of potentially dilutive securities in the determination of diluted earnings per share are the dilutive effect of stock options and the shares of Series A Preferred Stock.

The potentially dilutive impact of stock options is determined using the treasury stock method. The potentially dilutive impact of the shares of Series A Preferred Stock is determined using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing dilutive shares if the effect would be anti-dilutive. The Series A Preferred Stock is convertible at a rate of one common share for one preferred share, multiplied by an applicable conversion ratio. We did not include any stock options nor common stock issuable upon the conversion of the Series A Preferred Stock in the calculation of diluted loss per share during the fiscal years ended June 30, 2016, and 2015, as their effect would have been anti-dilutive due to net losses in those periods.
Accumulated Other Comprehensive Income Loss
Other comprehensive (loss) income is presented net of applicable income taxes in the accompanying consolidated statements of stockholders' (deficit) equity and comprehensive loss. Other comprehensive (loss) income is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders' (deficit) equity instead of net loss.
Recently Issued Accounting Standards
In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, which is intended to reduce diversity in practice in reporting certain items in the statement of cash flows. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2019, and early adoption is permitted. The Company does not expect adoption of ASU 2016-15 to have a material effect on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2018, and early adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months, and provides revised guidance on lease classification as finance or operating, with classification affecting the pattern of expense recognition in the statement of operations or comprehensive loss, and the pattern of cash flow classification in the statement of cash flows. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, which simplifies the presentation of deferred income taxes in the classified balance sheet, by removing the requirement to separate current and noncurrent deferred taxes and requiring deferred tax assets and liabilities to be classified as noncurrent. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2018, and early adoption is permitted. The Company does not expect adoption of ASU 2015-17 to have a material effect on its consolidated financial statements.
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
In August 2015, the FASB issued ASU No. 2015-15, which amends presentation and disclosure requirements outlined in ASU 2015-03 by clarifying guidance for debt issuance costs related to line of credit arrangements, provided that the SEC would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2017. The Company does not expect adoption of ASU 2015-15 to have a material effect on its consolidated financial statements.

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
In April 2014, the FASB issued ASU No. 2014-8, which changed the requirements for reporting discontinued operations and disclosures of disposals of components of an entity. ASU 2014-8 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has adopted this standard and applied its guidance to its reporting and disclosure of the One Stone Exchange, the Weald ATA and the IoW ATA, and discontinued operations of NP and MPUK (see Notes 2, 3 and 4).
There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of June 30, 2016.
Note 2 - One Stone Exchange
On March 31, 2016, Magellan and One Stone entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provides, upon the terms and subject to the conditions set forth in the Exchange Agreement, for the transfer by One Stone to the Company of 100% of the outstanding shares of Magellan Series A convertible preferred stock (the “Series A Preferred Stock”) in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC and 51% of the outstanding common units in Utah CO2 LLC (“Utah CO2,” and together with Nautilus Poplar LLC, the "CO2 Business"), as adjusted by the Cash Amount (as defined in the Exchange Agreement and discussed further below) (the “Exchange”).
The closing of the Exchange was subject to customary closing conditions, including, among others, the receipt of Magellan stockholder approval and the consent of West Texas State Bank ("WTSB") to release a guaranty provided by Magellan. The Exchange Agreement has been approved by each of the Special Committee and the Company’s Board of Directors. Stockholders of the Company were asked to vote on the approval of the Exchange Agreement at a stockholder meeting that took place on July 13, 2016, at which the Exchange Agreement was approved by the stockholders. One Stone was required to vote all shares of Series A Preferred Stock in favor of the Exchange Agreement at the meeting of Magellan stockholders. If the customary closing conditions had not been satisfied, and the Exchange Agreement had been terminated by either party as a result of the failure to obtain the requisite approval by Magellan stockholders, the Company would have been required to reimburse One Stone for all documented out-of-pocket fees and expenses incurred by One Stone in connection with the Exchange Agreement, subject to a maximum of $200 thousand in the aggregate. On August 1, 2016, the transactions contemplated by the Exchange Agreement closed and the Company received the Cash Amount, which amounted to $900 thousand.
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. Magellan was required to use the borrowed amounts to satisfy transaction costs and pay certain outstanding accounts payable primarily related to the CO2 Business to maintain its ongoing operations between signing of the Exchange Agreement and closing. The Note did not bear interest up until closing of the Exchange, was expected to be forgiven upon closing of the Exchange, and if the Exchange had not closed, would have become due and payable on August 1, 2016, or, in the case of a breach of the Exchange Agreement by One Stone, August 1, 2017, and would have borne interest from the date of termination of the Exchange Agreement at a rate of the prime rate of interest plus 1% (4.5% at June 30, 2016). At the closing of the Exchange, the Loan Amount was deemed paid in full and no further amounts under the Note are required to be repaid by the Company.
The Exchange Agreement has been given economic effect as of September 30, 2015 (the “Effective Date”). At closing, One Stone was expected to pay the Company an amount in cash equal to i) any transaction costs One Stone has agreed to pay pursuant to the Exchange Agreement that have not been paid on or prior to closing, ii) minus (if positive) or plus (if negative) the net revenues and expenses attributable to NP after the Effective Date, plus iii) certain specified liabilities of NP actually paid by the Company or NP prior to closing, minus, (iv) the Loan Amount (the “Cash Amount”). The purpose of the Cash Amount is primarily to reimburse the Company for the funding of the operations of NP during the period between September 30, 2015, and the closing of the Exchange, which operations resulted in a loss in the aggregate for the period. At the end of June 2016, the Company provided a preliminary estimate of the Cash Amount, which amounted to $1.2 million. On August 1, 2016, the final amount agreed between the parties and paid by One Stone to the Company was $900 thousand. In addition, One Stone and Messrs. Gluzman and Israel agreed that the Company would not be required to pay the outstanding fees owed to Messrs. Gluzman and Israel as compensation for services as directors of the Company, which outstanding fees amounted to approximately $174 thousand in a combination of cash and stock of the Company.

The Exchange Agreement may have been terminated under certain circumstances, including in specified circumstances in connection with receipt of a Superior Proposal, as such term is defined in the Exchange Agreement. In connection with the termination of the Exchange Agreement in the event of a Superior Proposal, a breach by the Company of the non-solicitation provision, or following a change by the Board of its recommendation to stockholders, in addition to amounts discussed above, the Company would have been required to pay to One Stone a termination fee of $750 thousand.

Note 3 - Sale of Weald Basin Assets

On June 10, 2016, MPUK entered into three concurrent agreements, which resulted in the disposal of its interests in four licenses in the UK and the settlement of all legal claims related to its dispute with Celtique.
On June 10, 2016, MPUK entered into i) an Asset Transfer Agreement relating to the sale to UK Oil & Gas Investments PLC ("UKOG") of MPUK's 50% interests in PEDLs 231, 234, and 243 (the "Weald ATA"), ii) an Asset Transfer Agreement relating to the sale to UKOG of MPUK's 22.5% interest in the Offshore Petroleum Licence P1916 (the "IoW ATA"), and iii) a Settlement Agreement with Celtique. The consideration payable by UKOG to MPUK for the Weald ATA amounted to GBP 1.8 million in a combination of cash and shares in UKOG. The number and value of shares of UKOG was determined as of the time of execution of the Weald ATA and was based on the volume weighted average price of an ordinary share of UKOG for the ten business days prior to June 10, 2016. The consideration for the IoW ATA was the assumption of MPUK's outstanding payables related to its interests in the Offshore Petroleum Licence P1916. Pursuant to the terms of the Settlement Agreement, MPUK was due to pay Celtique GBP 500 thousand in a combination of cash and shares in UKOG pro rata to the consideration payable to MPUK for the Weald ATA.
The closing of the Weald ATA was subject to customary conditions and the approval by the UK Oil and Gas Authority of, amongst other things, an extension of the term of PEDL 234. The closing of the transactions contemplated by the Weald ATA, IoW ATA, and Settlement Agreement were conditional upon each other and also subject to the completion of the acquisition by UKOG of the entire issued share capital in Celtique, the terms of which acquisition were based on consideration equivalent to that in the Weald ATA. Contemporaneously with these transactions, MPUK and Celtique initiated the process of relinquishing their interests in PEDLs 231 and 243.
With respect to the Settlement Agreement, MPUK entered into a settlement agreement with Celtique and its parent Celtique Energie Petroleum Limited (the "Settlement Agreement") which provided for the dismissal of all claims and counterclaims related to PEDLs 231, 234, and 243 between the parties. The Settlement Agreement also included a standstill provision among all parties until the completion of the Weald ATA.
On August 11, 2016, the conditions to closing the transactions contemplated by the Weald ATA were met, and the transactions contemplated by all three agreements closed, with MPUK receiving net cash proceeds of GBP 446 thousand and the net issuance to MPUK of approximately 50.9 million shares of UKOG, which shares were worth approximately GBP 703 thousand and GBP 958 thousand as of August 11, 2016, and September 9, 2016, respectively.
In connection with the Weald ATA, IoW ATA, and Settlement Agreement, the Company accrued its liabilities to Celtique to the full amount of the consideration payable to Celtique of GBP 500 thousand as of June 30, 2016, and classified its assets and liabilities related to PEDLs 231, 234, and 243, and P1916 to held for sale in the accompanying consolidated balance sheets as of June 30, 2016 and June 30, 2015. The Company also classified the operations related to these licenses to discontinued operations for the years ended June 30, 2016 and 2015. For further information, refer to Note 4 - Discontinued Operations.
Note 4 - Discontinued Operations
On March 31, 2016, the Company entered into an Exchange Agreement with One Stone pursuant to which, subject primarily to stockholder approval, One Stone would transfer its ownership of 100% of Magellan's Series A Preferred Stock in exchange for 100% of Magellan's interest in the CO2 Business. As of March 31, 2016, the Company determined that it was probable that the Exchange would be approved by the stockholders. Therefore, assets and liabilities of the CO2 Business were reclassified as held for sale and recorded at their fair values, less the cost to sell. The assets and liabilities are shown as held for sale for all periods presented. Subsequent to June 30, 2016, on July 13, 2016, the stockholders of Magellan voted in favor of the Exchange and on August 1, 2016 the Exchange closed.
In addition, on June 10, 2016, the Company entered into into three concurrent agreements, including the Weald ATA, the IoW ATA, and the Settlement Agreement, which resulted in the disposal of its interests in four licenses in the UK and the settlement of all legal claims related to its dispute with Celtique. As of June 30, 2016, the Company determined that it was probable that the transactions contemplated by these agreements would close, and therefore the assets and liabilities of MPUK related to them were reclassified as held for sale and recorded at the lower of their cost or their fair values, less the cost to sell. The assets and liabilities are shown as held for sale for all periods presented. Subsequent to June 30, 2016, on August 11, 2016, the conditions to completion of these agreements were met, and the transactions contemplated by the Weald ATA, the IoW ATA, and the Settlement Agreement closed.
The results of operations of the CO2 Business and the exploration licenses included in the Weald ATA and the IoW ATA, including the settlement of the Celtique litigation were reclassified to discontinued operations in fiscal year 2016. Prior year amounts related to the discontinued operations in the consolidated statements of operations and statements of cash flows have been reclassified to conform to the current period presentation. Summarized results of the Company's discontinued operations are as follows:

	June 30,
	2016			2015
	CO2 Business	Weald Basin	Total	CO2 Business	Weald Basin	Total
	(in thousands)
Revenue	$1,990	$—	$1,990	$4,459	$—	$4,459
Operating, exploration and general and administrative expenses	3,070	361	3,431	6,708	370	7,078
Depletion, depreciation, amortization and accretion	651	—	651	1,001	—	1,001
Exploration	—	—	—	—	—	—
Impairment expense	11,280	—	11,280	18,027	—	18,027
General and administrative	—	—	—	—	—	—
Interest expense and other disposal costs	926	—	926	168	—	168
Total expenses	$15,927	$361	$16,288	25,904	370	26,274
Non-controlling interest	49	—	49	411	—	411
Loss from discontinued operations before tax	$(13,888)	$(361)	$(14,249)	$(21,034)	$(370)	$(21,404)
The Company reviewed the recoverability of the carrying values of its assets and liabilities related to the CO2 Business and the Weald Basin. As a result of this review, the Company recorded an impairment of $11.3 million in discontinued operations for the year ended June 30, 2016, to adjust the carrying values of the exchanged assets and liabilities of the CO2 Business to their estimated fair values less costs to sell at June 30, 2016. For the fiscal year ended June 30, 2015, the Company had previously recorded an impairment of $17.4 million related to the proved oil and gas property and a goodwill impairment of $674 thousand related to the CO2 Business. The carrying values of the Weald Basin assets were less than their fair values; therefore, no adjustment was necessary. The adjusted carrying amounts of the major classes of assets and liabilities included in discontinued operations are as follows:

	June 30,
	2016			2015
	CO2 Business	Weald Basin	Total	CO2 Business	Weald Basin	Total
	(in thousands)
Carrying amounts of major classes of assets included as part of assets held for sale:
Cash	$141	$—	$141	$282	$—	$282
Accounts receivable	249	—	249	504	—	504
Inventories	232	301	533	297	354	651
Other classes of current assets that are not major	34	—	34	77	—	77
Property and equipment, net	23,941	812	24,753	35,593	953	36,546
Other classes of assets that are not major	332	—	332	376	—	376
Total assets of the disposal group classified as held for sale in the balance sheet	$24,929	$1,113	$26,042	$37,129	$1,307	$38,436

Carrying amounts of major classes of liabilities included as part of liabilities held for sale:
Accounts payable	$1,594	$670	$2,264	$1,752	$485	$2,237
Note payable	5,500	—	5,500	5,500	—	5,500
Asset retirement obligations	2,818	—	2,818	2,647	—	2,647
Other classes of liabilities that are not major	56	—	56	104	—	104
Total liabilities of the disposal group classified as held for sale in the balance sheet	$9,968	$670	$10,638	$10,003	$485	$10,488

Note Payable. The note payable included in liabilities held for sale of discontinued operations at June 30, 2016, and June 30, 2015, represents the Term Loan with WTSB as described below.
On September 17, 2014, the Company, through its former wholly owned subsidiary NP, entered into a senior secured revolving loan facility (the "Revolving Loan Facility") with WTSB. The Revolving Loan Facility had a floating interest rate based on the prime rate with a floor rate of 3.25%, with interest payable quarterly, a maturity of September 30, 2015, and a total available borrowing limit of $8.0 million, of which $5.5 million was drawn as of June 30, 2015, when the Company entered into an amendment to the Revolving Loan Facility whereby the Revolving Loan Facility was converted into a single term loan (the "Term Loan"). The maturity of the Term Loan was extended to June 30, 2020 and bears interest at the Prime Rate (3.5% at June 30, 2016) plus 1.50% with an interest rate floor of 4.75%. The Term Loan was secured by substantially all of NP's assets and a guarantee of Magellan secured by a pledge of its membership interest in NP. During the first 12 months of the Term Loan, only monthly interest payments were payable. Principal is amortized over its remaining four-year term. Under the terms of the Term Loan, Magellan and NP are subject to certain restrictive covenants customary in similar loan agreements. At June 30, 2016, the Company was in compliance with all such covenants. Upon closing of the Exchange on August 1, 2016, Magellan was released from the guarantee and One Stone received 100% of the outstanding membership interests in NP and assumed the Term Loan.
Asset Retirement Obligations. The estimated valuation of asset retirement obligations ("AROs") is based on the Company's historical experience and management's best estimate of plugging and abandonment costs by field. Assumptions and judgments made by management when assessing an ARO include: (i) the existence of a legal obligation; (ii) estimated probabilities, amounts, and timing of settlements; (iii) the credit-adjusted risk-free rate to be used; and (iv) inflation rates. Accretion expense related to the asset retirement obligations are included in discontinued operations in the accompanying consolidated statements of operations.

The following table summarizes the asset retirement obligation activity included in liabilities held for sale for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
Fiscal year opening balance	$2,647	$2,476
Accretion expense	171	171
Fiscal year closing balance	2,818	2,647
Less current asset retirement obligations	—	—
Long-term asset retirement obligations	$2,818	$2,647
Contingent Production Payments.The Company has retained potential future contingent production payments related to its September 2011 acquisition of NP. The contingent production payments are payable, up to a total of $5.0 million, if certain increased average daily production rates are achieved at the Poplar field. Based upon the latest reserves estimates available to the Company, the contingent production payments are unlikely to be paid, and therefore are not recorded in the accompanying consolidated financial statements.
Non-controlling Interest in Utah CO2 LLC. The Exchange Agreement provided for the transfer by the Company of its 51% interest in Utah CO2 to One Stone. The non-controlling interest in Utah CO2 has been included with liabilities held for sale in the consolidated balance sheets for all periods presented, and its results of operations are included in discontinued operations in the accompanying statements of operations for all periods presented.

Note 5 - Sale of Amadeus Basin Assets
On March 31, 2014 (the "Central Closing Date"), pursuant to the Share Sale and Purchase Deed dated February 17, 2014 (the "Sale Deed"), the Company sold its Amadeus Basin assets and the Palm Valley and Dingo gas fields ("Palm Valley" and "Dingo," respectively) to Central through the sale of the Company's wholly owned subsidiary, Magellan Petroleum (N.T.) Pty. Ltd ("MPNT"), to Central's wholly owned subsidiary Central Petroleum PV Pty. Ltd ("Central PV"). In exchange for the assets, Central paid to Magellan (i) AUD $20.0 million; (ii) customary purchase price adjustments amounting to AUD $800 thousand; and (iii) 39.5 million newly issued shares of Central stock (ASX: CTP), equivalent to an ownership interest in Central of approximately 11%.
The Sale Deed also provides that the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds AUD $5.00/Gigajoule ("GJ") and AUD $6.00/GJ for the first 10 years following the Central Closing Date, and for the following five years, respectively, with such prices to be escalated in accordance with the Australian consumer price index. Between the third and fifth anniversaries of the Central Closing Date, inclusive, the Company may seek from Central a one-time payment (the "Bonus Discharge Amount") corresponding to the present value, assuming an annual discount rate of 10%, of any expected remaining bonus payments in exchange for foregoing future bonus payments. If the Company receives the Bonus Discharge Amount, bonus payments and the Bonus Discharge Amount together may not exceed AUD $7.0 million. The Company also retained its rights to receive any and all bonuses (the "Mereenie Bonus") payable by Santos Ltd ("Santos") and contingent upon production at the Mereenie oil and gas field achieving certain threshold levels. The Mereenie Bonus was established in fiscal year 2011 pursuant to the terms of the asset swap agreement between the Company and Santos for the sale of the Company's interest in Mereenie to Santos and the Company's purchase of the interests of Santos in the Palm Valley and Dingo gas fields. The Company has historically not recognized a contingent asset related to the Bonus Discharge Amount or Mereenie Bonus, as such amounts are not reasonably assured.
On May 18, 2016, pursuant to a sale and purchase deed and deed of consent, with appropriate consent from Santos, the Company sold its rights in the Mereenie Bonus for AUD $3.5 million, which translated to $2.5 million on that date. Since no asset had previously been recorded related to the Mereenie Bonus, the Company recorded the entire sales price as a gain for the year ended June 30, 2016. The Company’s ability to repatriate the proceeds from the sale of the Mereenie Bonus to the US was constrained by the terms of the Pledge Agreement the Company entered into in conjunction with the Note with One Stone, until closing of the Exchange on August 1, 2016.

Note 6 - Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale equity securities as follows:

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$885	$—	$(284)	$601

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$4,230	$—	$—	$4,230
During the year ended June 30, 2016, the Company sold part of its investment in Central due to the Company's liquidity constraints and financing needs. The realized price at which the Company sold shares of its investment in Central was lower than the Company's amortized cost, on a per share basis, of its investment. Consequently, the Company determined that unrealized losses incurred through June 30, 2015, related to its investment in Central were other-than-temporary, and recognized an impairment loss in the amount of $14.9 million as of June 30, 2015, equal to the difference between the carrying value of its investment in Central and the market price of Central's common stock on the Australian Securities Exchange at June 30, 2015, including applicable foreign currency translation.
On April 15, 2016, pursuant to the Exchange Agreement, Magellan and One Stone entered into a Secured Promissory Note pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand and simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in Magellan's interests in MPA, which in turn holds the Company's available-for sale securities, as collateral for the Note. Upon the closing of the Exchange, the Loan Amount was deemed paid in full as a portion of the exchange consideration, which restored the ability of the Company to sell its shares of Central common stock.
On June 10, 2016, pursuant to the Weald ATA, Magellan agreed to accept as partial consideration for the transfer of PEDLs 231, 234, and 243 to UKOG, shares of UKOG, the number of which was determined based upon the volume weighted average price of an ordinary share of UKOG over the 10 business days prior to the signing of the Weald ATA. The closing of the transactions contemplated by the Weald ATA occurred on August 11, 2016, and the value of shares of UKOG received by the Company was approximately GBP 703 thousand at the time of closing. Since Magellan's receipt of the shares of UKOG was not due until closing of the transactions contemplated by the Weald ATA, and since the fair value of the net assets transferred in the Weald ATA was less than the consideration received, no adjustment has been recorded in these consolidated financial statements for any difference in the value of such shares from the time of signing of the Weald ATA and June 30, 2016.
Also, during the year ended June 30, 2015, the Company realized a loss on the sale of its other investment in securities available-for-sale in the amount of $171 thousand.

Note 7 - Notes Payable
Insurance Premium Notes. Between September 2015 and March 2016, the Company entered into three separate insurance premium financing agreements (the "Premium Notes") to finance the insurance premiums related to the annual renewal of the Company's insurance policies. The Premium Notes have an aggregate original principal amount of $353 thousand, bear interest ranging between 6.25% and 6.50%, and have amortization terms ranging from nine to ten months. The aggregate principal and interest payments due monthly under the Premium Notes range between $38 thousand and $21 thousand, and are payable between July 2016 and January 2017.
Secured Promissory Note. Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan.

Magellan was required to use the borrowed amounts to satisfy transaction costs and pay certain outstanding accounts payable primarily related to the CO2 Business, to maintain its ongoing operations between signing of the Exchange Agreement and closing. The Note did not bear interest up until closing of the Exchange and was expected to be forgiven upon closing of the Exchange, and if the Exchange had not closed, would have become due and payable on August 1, 2016, or, in the case of a breach of the Exchange Agreement by One Stone, August 1, 2017, and would have borne interest from the date of termination of the Exchange Agreement at a rate of the prime rate of interest plus 1% (4.5% at June 30, 2016). The Note is included in Notes Payable at June 30, 2016 in the accompanying consolidated balance sheets. Upon the closing of the Exchange on August 1, 2016, the Loan Amount was deemed paid in full and no further amounts under the Note are required to be repaid by the Company.
Scheduled annual principal payments of Notes Payable are as follows:

Total
(In thousands)
Payable in fiscal year:
2017	$783
Total	$783

Note 8 - Asset Retirement Obligations
As of June 30, 2016, the Company no longer had an asset retirement obligation related to its oil and gas properties included in continuing operations. The estimated valuation of asset retirement obligations ("AROs") is based on the Company's historical experience and management's best estimate of plugging and abandonment costs by field. Assumptions and judgments made by management when assessing an ARO include: (i) the existence of a legal obligation; (ii) estimated probabilities, amounts, and timing of settlements; (iii) the credit-adjusted risk-free rate to be used; and (iv) inflation rates. Accretion expense is recorded under depletion, depreciation, amortization, and accretion in the consolidated statements of operations. If the recorded value of ARO requires revision, the revision is recorded to both the ARO and the asset retirement capitalized cost. As of June 30, 2016, the Horse Hill-1 well was still under investigation and therefore no ARO was recorded in relation to this potential wellbore in the accompanying consolidated financial statements.
The following table summarizes the asset retirement obligation activity for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
Fiscal year opening balance	$—	$397
Sale of assets (1)	—	(346)
Effect of exchange rate changes	—	(51)
Fiscal year closing balance	—	—
Less current asset retirement obligations	—	—
Long-term asset retirement obligations	$—	$—
(1) In fiscal 2015, the Company sold its 40% interest in PEDL 126, the exploration license that contains the Markwells Wood-1 wellbore. By selling the license and the wellbore, the Company was able to eliminate its current asset retirement obligation related to the wellbore.

Note 9 - Fair Value Measurements
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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Company's policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed above for all periods presented. During the years ended June 30, 2016, and 2015, there have been no transfers in or out of Level 1, Level 2, or Level 3.
Assets and liabilities measured on a recurring basis
The Company's financial instruments exposed to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and current portion of notes payable reflect theses items' cost, which approximates fair value based on the timing of the anticipated cash flows and current market conditions.
Items required to be measured at fair value on a recurring basis by the Company include securities available-for-sale and contingent consideration payable (as discussed further below). Within the valuation hierarchy, the Company measures the fair value of securities available-for-sale using Level 1 inputs, and the fair value of contingent consideration payable using Level 3 inputs. As of June 30, 2016, and June 30, 2015, the fair value of securities available-for-sale was $601 thousand and $4.2 million, respectively. As of both June 30, 2016, and June 30, 2015, the fair value of contingent consideration payable was $0.

The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as of the periods presented:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$601	$—	$—	$601

Liabilities:
Contingent consideration payable	$—	$—	$—	$—

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$4,230	$—	$—	$4,230

Liabilities:
Contingent consideration payable	$—	$—	$—	$—
The contingent consideration payable as discussed in Note 16 - Commitments and Contingencies - Contingent production payments is a potential standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market, or market participants. The inputs for this instrument are unobservable and therefore classified as Level 3 inputs. The calculation of this liability is a significant management estimate and uses drilling and production projections based in part on the Company's reserve report for NP to estimate future production bonus payments and a discount rate that is reflective of the Company's credit-adjusted borrowing rate. The Company has retained potential future contingent production payments related to its September 2011 acquisition of NP following the closing of the Exchange with One Stone.
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
The Company has previously recorded a liability and resulting accretion expense for the estimated fair value of the contingent consideration payable. Based upon the latest reserves estimates available to the Company, the contingent consideration payable is unlikely to be paid, and therefore, it is not recorded in the accompanying consolidated financial statements at June 30, 2016. Revisions to the fair value estimate of the contingent consideration payable are recorded in the consolidated statements of operations under other income (expense). The Company undertook a review of its planned drilling program at Poplar with respect to its proved undeveloped reserves as of June 30, 2015, and determined, in light of the then current oil price environment and liquidity situation, to defer this drilling program for an indefinite period. Without this drilling program and the production volumes anticipated therefrom, conditions for the payment of the contingent consideration are unlikely to be met in the foreseeable future. As such, the Company reversed the contingent consideration payable in its entirety as of June 30, 2015 in the accompanying consolidated financial statements.
The following table presents information about significant unobservable inputs to the contingent consideration payable measured at fair value on a recurring basis for the fiscal years ended:

June 30,
Description	Valuation technique	Significant unobservable inputs	2016	2015
Contingent consideration payable	Discounted cash flow model	Discount rate	N/A	N/A
		First production payout	N/A	N/A
		Second production payout	N/A	N/A

The following table presents a roll forward of the contingent consideration payable for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
Fiscal year beginning balance	$—	$1,852
Accretion expense	—	36
Revision to estimate	—	(1,888)
Fiscal year closing balance	$—	$—
Assets and liabilities measured on a nonrecurring basis
Effective March 31, 2016, in connection with the Exchange Agreement and related classification of the assets and liabilities of the CO2 Business to held for sale, the Company reviewed the recoverability of the carrying values of its assets and liabilities to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values at March 31, 2016. The inputs used to determine such fair values were based in part on a fairness opinion provided by a third party in connection with the Exchange and in part on internally developed cash flow models and are classified within Level 3 in the hierarchy. The impairment recorded consisted of an amount identifiable to proved oil and gas properties of $7.8 million, an amount identifiable to accounts receivable of $100 thousand, and the remainder to wells in progress of $3.4 million. As of June 30, 2016, the properties continue to be included in assets held for sale at their adjusted carrying values representing their fair values less costs to sell, which as of June 30, 2016, approximately equaled the fair values less costs to sell as determined at March 31, 2016.
The Company, in connection with the reclassification of the Weald Basin exploration licenses as held for sale, also reviewed the recoverability of those assets at June 30, 2016, and determined that since the purchase price per the Weald ATA and IoW ATA was greater than the carrying values of the assets, the assets and liabilities were properly recorded at the lower of their fair values, less the cost to sell at June 30, 2016.
The Company also utilizes fair value to perform an impairment test on its oil and gas properties and goodwill annually, or whenever events and circumstances indicate that a decline in the recoverability of their carrying values may have occurred. Fair value is estimated using expected discounted future cash flows from oil and gas properties. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are also classified within Level 3. At June 30, 2016, since the oil and gas properties were adjusted to their fair values and classified as held for sale at March 31, 2016, the date they were reclassified to held for sale, the Company did not perform an additional impairment analysis. The properties continue to be included in assets held for sale at their adjusted carrying values representing their fair values less costs to sell, which as of June 30, 2016, approximately equaled the fair values less costs to sell as determined at March 31, 2016.

For the fiscal year ended June 30, 2015, the Company reviewed its proved oil and gas properties and its recorded goodwill for a possible impairment as a result of the recent decline in oil prices and the quantity of reserves due to revisions related to the exclusion of the PUD reserve estimates, and concluded that an impairment allowance of $17.4 million was required to adjust the carrying value of its proved oil and gas properties to fair value and an impairment allowance of $674 thousand was required to adjust the carrying value of its goodwill at Nautilus Poplar to fair value. The qualitative factors used in our assessment include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance. The quantitative analysis performed included a review of the June 30, 2015 reserve estimates using forward commodity prices and an estimate of the differential less the liabilities for NP, and comparing the result of the analysis to the recorded carrying value of the net assets. The analysis indicated that the carrying value of the net assets exceeded the calculated value of the reserves net of liabilities, and therefore, an impairment had occurred. For the years ended June 30, 2016 and 2015, the impairment of proved oil and gas properties and of goodwill are recorded in discontinued operations, as they relate to the assets of NP held for sale. See Note 4 - Discontinued Operations.

Note 10 - Income Taxes
The domestic and foreign components of our income (loss) from continuing operations are as follows for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
United States	$(4,454)	$(4,371)
Australia	1,497	(16,146)
United Kingdom	(371)	(1,079)
Net loss from continuing operations	$(3,328)	$(21,596)
The following reconciles the Company's effective tax rate from continuing operations to the federal statutory tax rate for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
Tax provision computed per federal statutory rate	$(1,131)	$(7,343)
State taxes, net of federal benefit	(91)	(153)
Foreign rate differential	(8)	908
Accounting Principles Board 23 adjustment	—	9,632
Change in valuation allowance	(668)	(5,254)
Foreign tax credit adjustment	—	(310)
Net operating loss and capital loss adjustment	179	1,493
Impact of rate change	47	159
Foreign currency translation differential	838	1,255
Stock-based compensation forfeitures	621	545
Contingent consideration payable write-off	—	(630)
Other items	213	(302)
Consolidated income tax expense (benefit)	$—	$—
The following summarizes components of our income tax provision for the fiscal years ended:

June 30,
	2016	2015
(In thousands)
Consolidated current income tax provision	—	—
Consolidated deferred income tax provision	—	—
Consolidated income tax provision	$—	$—

The consolidated income tax provision is summarized as follows:
Continuing operations	$—	$—
Discontinued operations	$—	$—

Effective tax rate for continuing operations	—%	—%

Significant components of the Company's deferred tax assets and liabilities of continuing operations can be summarized as follows for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
Deferred tax liabilities:
Land, buildings and equipment	$—	$—
Foreign investments	(10,851)	(7,451)
Other items	(72)	(128)
Total deferred tax liabilities	(10,923)	(7,579)

Deferred tax assets:
Land, buildings and equipment	(21)	(5)
Asset retirement obligations	—	—
Net operating losses, capital losses, and foreign tax credit carry forwards	21,408	18,521
United Kingdom exploration costs and net operating losses	3,109	3,639
Investments	111	100
Stock option compensation	1,810	2,184
Australian capitalized legal costs	112	116
Other items	286	141
Total deferred tax asset	26,815	24,696
Valuation allowance	(15,892)	(17,117)
Net long-term deferred tax asset	$—	$—
For the fiscal year ended June 30, 2016, the valuation allowance from continuing operations decreased by $1.2 million, primarily due to stock compensation forfeitures and the appreciation of the dollar reducing the value of the Australian and UK based deferred tax assets.
Subsequent to June 30, 2016, the Company exchanged the domestic oil and gas assets (see Note 2 - One Stone Exchange) and sold the central Weald assets held by MPUK (see Note 3 - Sale of Weald Basin Assets), which are reported on the accompanying consolidated balance sheets as assets held for sale and the operations related to these assets are reported as discontinued operations in the accompanying statements of operations (see Note 4 - Discontinued Operations).
Certain tax attributes will be subject to a limitation as a result of the consummation of the merger with Tellurian entered into subsequent to June 30, 2016, and expected to close in the fourth calendar quarter of 2016, which merger would constitute a change of ownership as defined under Internal Revenue Code Section 382.
The US gross deferred tax assets and liabilities from continuing operations as of June 30, 2016, and 2015, respectively, consist primarily of foreign tax credits and stock options. The US gross deferred tax asset related to property, plant and equipment is primarily related to the discontinued operations exchanged subsequent to June 30, 2016. The Australian deferred tax assets and liabilities as of June 30, 2016 consist primarily of capital loss and net operating loss carry forwards. The Australian capital loss and net operating losses are carried forward indefinitely. The UK deferred tax assets and liabilities as of June 30, 2016, and 2015, respectively, consist primarily of capital allowance carry forwards which are carried forward indefinitely.
During fiscal year 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries. As of June 30, 2016, the Company has estimated that it has an overall deferred tax asset of $7.0 million, net of a deferred tax liability related to the basis difference in its foreign subsidiaries of $11.6 million.
The Company has $22.2 million of net operating loss carryovers for federal income tax purposes as of June 30, 2016, of which $252 thousand is not benefited for financial statement purposes as it relates to tax deductions that deviate from compensation expense for financial statement purposes. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce taxes payable.
After reviewing all positive and negative evidence, a valuation allowance is recorded against all the net deferred tax assets in the US, Australia and the UK. As a result, the Company has recorded no deferred tax assets as of June 30, 2016, and there are no tax attributes included in assets held for sale or discontinued operations.

As of June 30, 2016, the Company remains subject to examination in the following major tax jurisdictions for the tax years indicated below:

Jurisdiction	Tax Years Subject to Examination:
US Federal	2013 - 2015
Colorado	2012 - 2015
Maine	2013 - 2015
Montana	2014 - 2015
Australia	2012 - 2015
United Kingdom	2012 - 2015
At June 30, 2016, the Company had net operating loss and foreign tax credit carry forwards for US federal and state income tax purposes, respectively, which are scheduled to expire periodically as follows:

	Federal Net Operating Losses	State Net Operating Losses	Federal Foreign Tax Credit
	(In thousands)
Expires:
2017	$—	$8	$310
2018	—	4,659	—
2019	—	559	1,411
2020	—	2,212	624
2021	—	27	1,443
2022	—	7,848	3,655
2023 and thereafter	22,209	8,690	1,668
Total	$22,209	$24,003	$9,111
There are no uncertain tax positions that would meet the more-likely-than-not recognition threshold for the fiscal years ended June 30, 2016, or 2015.

Note 11 - Stock-Based Compensation
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
During the year ended June 30, 2016, 229,947 stock options previously granted under the 1998 Stock Plan expired without exercise. Pursuant to the terms of the 2012 Stock Incentive Plan, the unissued shares underlying these unexercised options were added to the shares available for issuance under the 2012 Stock Incentive Plan.
In October 2014, the Company repurchased 189,062 options from a former executive, which options were previously granted under the Company's 1998 Stock Plan. Pursuant to the terms of the 2012 Stock Incentive Plan, the unissued shares underlying these unexercised options were added to the shares available for issuance under the 2012 Stock Incentive Plan.
As of June 30, 2016, 306,481 shares, including forfeited or canceled grants, remained available for issuance under the 2012 Stock Incentive Plan.
Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain vesting provisions such that they are TBOs, PBOs, or MBOs. During the fiscal year ended June 30, 2016, the Company granted no stock options. During the fiscal year ended June 30, 2015, the Company granted 16,875 TBOs, 156,250 PBOs and 49,998 MBOs to executives and employees.
Performance targets that trigger the vesting of the 156,250 PBOs granted in October 2014 include: (i) procuring a commercially viable commitment for the supply of CO2 to a full-field CO2-EOR development at Poplar at or below a certain price threshold (weighted 20%); (ii) preparing Poplar for a commercially viable CO2-EOR development (weighted 40%); (iii) progressing the Company's UK operations by participation in a well in the Weald Basin (weighted 20%); and (iv) moving forward with the Farnham Dome project by both exercising one of the options related to the purchase of CO2 at Farnham Dome and identifying an applicable oil project to utilize CO2 from Farnham Dome (weighted 20%). The determination of whether any of these performance targets has been met is subject to a determination of the Board. As of June 30, 2016, no performance targets had been met.
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
Performance metrics used to measure the potential vesting of the PBOs granted in October 2013 consist of: (i) completing the drilling of the CO2-EOR pilot program at Poplar (weighted 10%); (ii) Board approval of a full field CO2-EOR development project at Poplar (weighted 40%); (iii) sale of substantially all of the Amadeus Basin assets (weighted 20%); (iv) approval of a farmout agreement or the ability to participate in drilling one well in the Weald Basin with internally developed funding, including proceeds from a sale of assets (weighted 20%); and (v) approval and execution of a farmout agreement for drilling one well in the Bonaparte Basin (weighted 10%). As of June 30, 2016, performance metrics (i), (iii) and (iv) had been met.
Potential vesting of the market-based stock options granted in October 2013 is subject to the Company maintaining a $18.80 per share closing price for 10 consecutive trading days and median stock price of $18.80 over a period of 90 days.
Refer to Note 20 - Subsequent Events for discussion of the acceleration of vesting of the Company's PBOs and MBOs upon closing of the Exchange on August 1, 2016.
During the year ended June 30, 2016, no stock options were exercised. During the prior year, 61,849 stock options were exercised, resulting in the issuance of 34,112 shares of common stock, which number is net of shares withheld to satisfy certain employee tax and exercise price obligations.
During the year ended June 30, 2016, 13,958 stock options were forfeited. During the prior year, 427,969 stock options were canceled or forfeited, including 189,062 options repurchased from a former executive (see Cancellations, below).
During the year ended June 30, 2016, 291,403 stock options expired without exercise. During the prior year period, 12,499 stock options expired.
As of June 30, 2016, a total of 332,028 MBOs and PBOs had not vested. During the fiscal year ended June 30, 2016, no options were issued outside of the 2012 Stock Incentive Plan. Options outstanding have expiration dates ranging from December 31, 2016, to January 12, 2025.

The following table summarizes the stock option activity for the fiscal years ended:

	June 30,
	2016		2015
	Number of Shares	WAEPS (1)	Number of Shares	WAEPS (1)
Fiscal year beginning balance	1,032,334	$11.15	1,311,528	$10.08
Granted	—	$0.00	223,123	$13.83
Exercised	—	$0.00	(61,849)	$8.74
Forfeited/canceled	(13,958)	$7.60	(427,969)	$9.68
Expired	(291,403)	$10.91	(12,499)	$8.90
Options outstanding at end of fiscal year	726,973	$11.32	1,032,334	$11.15
Weighted average remaining contractual term of outstanding options		6.2 years		5.6 years
(1) Weighted average exercise price per share.
The total fair value of stock options vesting during the fiscal years ended June 30, 2016, and 2015, was $32 thousand, and $132 thousand, respectively. During the fiscal year ended June 30, 2016, no stock options were exercised. During the fiscal year ended June 30, 2015, 61,849 stock options were exercised for 34,112 shares of common stock, net of shares withheld to satisfy employee tax withholding obligations. Cash received from the exercise of stock options for the fiscal years ended June 30, 2016, and 2015, respectively, was $0, and $115 thousand. The following table summarizes options outstanding and exercisable as of June 30, 2016:

			Options outstanding			Options exercisable
Range of exercise prices			Number of shares	Weighted average remaining contractual life	WAEPS (1)	Number of shares	Weighted average remaining contractual life	WAEPS (1)
$6.32	-	$8.32	253,122	7.3 years	$8.12	71,092	7.2 years	$7.93
$8.33	-	$9.04	119,167	5.6 years	$8.71	115,000	5.5 years	$8.73
$9.05	-	$12.00	60,936	2.4 years	$9.53	60,936	2.4 years	$9.53
$12.01	-	$14.56	156,248	8.3 years	$14.40	—	0.0 years	$—
$14.57	-	$17.92	137,500	3.9 years	$16.76	137,500	3.9 years	$16.76
			726,973	6.2 years	$11.32	384,528	4.7 years	$11.58
Aggregate intrinsic value			$—			$—
(1) Weighted average exercise price per share.
The fair value of shares issued under the 2012 Stock Incentive Plan were estimated using the following weighted-average assumptions for the fiscal years ended:

	June 30, 2015
	TBOs	PBOs (1)			MBOs (2)
Number of options	16,875	156,250			49,998
Weighted-average grant date fair value per share	$3.73	$7.13			$9.39
Expected dividend	$0.00	$0.00			$0.00
Forfeiture rate	23%	15%			15%
Risk-free interest rate	1.5%	1.68%	-	1.70%			2.4%
Expected life (years)	6.0	5.3	-	5.4	3.2	-	3.9
Expected volatility (based on historical price)	57.4%	53.6%	-	54.1%			64.4%
(1) The terms related to these PBOs were estimated using an average probabilistic weighted method.
(2) The Company assumed MBOs will be voluntarily exercised at the midpoint of vesting and the contractual term.

Stock Compensation Expense
The Company recorded $701 thousand and $891 thousand of stock compensation expense for the fiscal years ended June 30, 2016, and 2015, respectively. The $701 thousand of stock compensation expense for the year ended June 30, 2016 consisted of expense amortization of $742 thousand, partially offset by forfeitures as described below.
Stock-based compensation is included under general and administrative expense in the consolidated statements of operations. At June 30, 2016, there was a total of $275 thousand in unrecognized stock compensation expense related to stock options granted. Under normal vesting and amortization and as of June 30, 2016, this cost would be expected to be recognized over a weighted-average period of 1.4 years, and during the fiscal year ending June 30, 2017, it would be expected that an additional 7,292 time-based stock options would become fully vested, and certain performance-based options would additionally vest. However, upon closing of the Exchange with One Stone on August 1, 2016, due to acceleration of vesting provisions, the vast majority of remaining stock options, including all of the PBOs and MBOs, became fully vested and the remaining unamortized, unrecognized expense related to them was recognized. See Note 20 - Subsequent Events, One Stone Exchange. The amount of unrecognized compensation expense noted above and as described in Note 20 does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations for the year ending June 30, 2017.
Stock Awards
The Company's director compensation policy is designed to provide the Company's non-employee directors with a portion of their annual base Board service compensation in the form of equity with a value equal to $35 thousand, with the determination of the exact number of shares to be made on July 1st, or on the date of the subsequent annual stockholders' meeting (the "Stock Award"). In either case, the number of shares to be awarded is determined using the fair value of the shares as of July 1. In addition, there is an annual cash award alternative to the annual Stock Award whereby a non-employee director may elect to receive $35 thousand in cash to exercise previously awarded options to acquire common stock, the exercise price of which is at least equal in value to the common stock eligible for receipt by the director pursuant to the Stock Award (with the difference in value of the options and $35 thousand to be paid in cash, referred to as the Make-Up Payment). On July 3, 2015, the Special Committee determined that the directors' annual stock award would be deferred and revisited in a few months after the strategic alternatives review process had advanced further and liquidity issues had been addressed. As of June 30, 2016, the Company had not made the Stock Award payment that is to be determined as of July 1, but has accrued a total of $175 thousand, representing the $35 thousand equity value of the Stock Award to each non-employee director. For further discussion of this award, refer to Note 20 - Subsequent Events. On July 1, 2014, the Company issued a total of 12,041 shares of its common stock to non-employee directors and one board observer pursuant to this policy and the 2012 Stock Incentive Plan. Pursuant to the compensation policy, one director elected to apply his annual compensation to the exercise of a portion of his previously awarded and vested options in lieu of receiving a share award, resulting in the issuance of an additional 2,734 shares upon exercise. Total compensation expense from the issuance of non-employee director compensation for the year ended June 30, 2015, was $264 thousand.
In connection with certain executive promotions effective on October 31, 2014, the Board’s Compensation, Nominating and Governance Committee (the “CNG Committee”) established a new 2015 incentive compensation program that included grants of 12,500 shares of restricted stock in aggregate under the 2012 Stock Incentive Plan to the Company's three senior executives and 6,250 shares of restricted stock under the 2012 Stock Incentive Plan to the Chairman of the Board. Total gross compensation expense from the issuance of restricted stock to executives for the year ended June 30, 2015, prior to forfeitures, was $79 thousand.

Forfeitures
During the year ended June 30, 2016, 13,958 stock options were forfeited, resulting in the reversal of previously recorded compensation expense of $41 thousand, which was recorded as an offset to general and administrative expense during the year ended June 30, 2016 in the accompanying consolidated statement of operations. During the year ended June 30, 2015, 238,907 unvested stock options and 17,500 unvested shares of restricted stock that were previously granted were forfeited. The forfeiture of unvested options and unvested restricted stock resulted in the reversal of previously recorded compensation expense of $648 thousand and $67 thousand, respectively, which was recorded as an offset to general and administrative expense during the year ended June 30, 2015 in the accompanying consolidated statement of operations.
Cancellations
On October 10, 2014, Magellan entered into an Options and Stock Purchase Agreement (the "Agreement") with William H. Hastings, a former executive officer and director of the Company and a beneficial owner of more than 5% of the Company’s common stock as of October 10, 2014. The Agreement provided for the repurchase by the Company from Mr. Hastings of 31,250 shares of the Company’s common stock and options to acquire 189,062 shares of the Company’s common stock. The gross proceeds that were paid to Mr. Hastings on October 17, 2014, pursuant to the Agreement totaled $1.4 million (the

"Proceeds") and were subject to applicable tax withholdings. Of the Proceeds, $983 thousand related to the repurchase of the options, which amount was subject to applicable withholding tax withheld from and remitted on behalf of the former executive in the amount of $318 thousand. The Company canceled the 189,062 repurchased options and, pursuant to the terms of the 2012 Stock Incentive Plan, added the unissued shares underlying these unexercised options to the shares available for issuance under the 2012 Stock Incentive Plan. Of the Proceeds, the remaining $462 thousand related to the repurchase of the shares of common stock. See Note 13 - Stockholders' (Deficit) Equity for further detail.

Note 12 - Preferred Stock
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
The Company reviewed the recoverability of the carrying values of its assets and liabilities to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million in discontinued operations for the year ended June 30, 2016, in order to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values less costs to sell (Note 4). The Company then determined that the resultant fair value of the net assets expected to be transferred to redeem the Series A Preferred Stock in the Exchange were less than the carrying value of the Series A Preferred Stock. The Company accordingly adjusted the carrying amount of the Series A Preferred Stock to its original issue value of $23.5 million, reflecting a reduction in value for the year ended June 30, 2016, up to the amount of previously recorded increases in value for accumulated dividends paid-in-kind, such dividends totaling $4.2 million in the aggregate. Subsequent to June 30, 2016, upon closing of the Exchange on August 1, 2016, the Company recorded further adjustments to the fair value of the Series A Preferred Stock resulting from its redemption as a contribution to equity. Refer to Note 20 - Subsequent Events for details.
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
The Series A Purchase Agreement also included the following key terms:

•
Dividends. Holders of Series A Preferred Stock were entitled to a dividend equivalent to 7.0% per annum on the face value, which is the Purchase Price plus any accumulated unpaid dividends, payable quarterly in arrears. Dividends are generally payable in kind ("PIK") (in the form of additional shares of Series A Preferred Stock) or in cash, at the Company's option.

•
Conversion. Each share of Series A Preferred Stock was convertible at any time, at the holder's option, into one share of common stock, based on an initial face amount and conversion price equal to the Purchase Price. The Series A Preferred Stock was entitled to customary anti-dilution protections.

•	Voting. The Series A Preferred Stock was entitled to vote on an as-converted basis with the Common Stock.

•
Forced Conversion. At any time after the third anniversary of the Closing Date, the Company had the right to cause the holders to convert all, but not less than all, of the shares of Series A Preferred Stock into shares of common stock, if, among other conditions: (i) the average per share price of common stock equaled or exceeded 200% of the conversion price for a period of 20 out of 30 consecutive trading days, (ii) the average daily trading volume of shares of common stock exceeded an amount equal to the number of shares of common stock issuable upon the conversion of all outstanding shares of Series A Preferred Stock divided by 45, and (iii) the resale of shares of common stock into which such shares were converted was covered by an effective shelf registration statement, or such shares of common stock could have been sold under Rule 144 under the Securities Act.

•
Redemption. At any time after the third anniversary of the Closing Date, and upon 30 days prior written notice, the Company could elect to redeem all, but not less than all, shares of Series A Preferred Stock for an amount equal to the greater of (i) the closing sale price of the common stock on the date the Company delivers such notice multiplied by the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred Stock, and (ii) a cash payment that, when considering all cash dividends already paid, would have allowed the holders of Series A Preferred Stock to achieve a 20% annualized internal rate of return on the then-outstanding Series A Preferred Stock. The holders of Series A Preferred Stock would have had the right to convert the Series A Preferred Stock into shares of common stock at any time prior to the close of business on the redemption date.

•
Change in Control. In the event of a Change in Control (as defined in the Certificate of Designations) of the Company, holders of Series A Preferred Stock would have had the option to (i) convert Series A Preferred Stock into common stock immediately prior to the Change in Control, (ii) in certain circumstances, receive stock or securities in the acquirer of the Company having substantially identical terms as those of the Series A Preferred Stock, or (iii) receive a cash payment that, when considering all cash dividends already paid, would allow the holders of Series A Preferred Stock to achieve a 20% annualized internal rate of return on the then-outstanding Series A Preferred Stock.

The Company determined that a Change in Control (as defined in the Certificate of Designations) is not solely within the Company's control, and therefore the Series A Preferred Stock is presented in the consolidated balance sheets under temporary equity, outside of permanent equity.

•
Liquidation. Upon a liquidation event, holders of Series A Preferred Stock would have been entitled to a non-participating liquidation preference per share of Series A Preferred Stock equal to (i) 115% of the Purchase Price until the second anniversary of the Closing Date, (ii) 110% of the Purchase Price after the second anniversary of the Closing Date until the third anniversary of the Closing Date, (iii) 105% of the Purchase Price after the third anniversary of the Closing Date until the fourth anniversary of the Closing Date, and (iv) thereafter, at the Purchase Price, plus, in each case, any accrued and accumulated dividends on such share.

•	Ranking. Series A Preferred Stock ranks senior to common stock with respect to dividend rights and rights on liquidation, winding up, and dissolution.

•
Board Representation. For so long as One Stone owned at least 15% or 10% of the fully diluted shares of common stock (assuming full conversion of the Series A Preferred Stock), the holders of a majority of the then-outstanding shares of Series A Preferred Stock had the right to appoint two members or one member, respectively, to the Company's Board. These directors were not subject to director elections by the holders of common stock at the Company's annual meetings of shareholders.

•
Minority Veto Rights. For so long as One Stone owned at least 10% of the fully diluted common stock (assuming full conversion of the Series A Preferred Stock), the holders of a majority of the then-outstanding shares of Series A Preferred Stock held veto rights with respect to (i) capital expenditures greater than $15.0 million that are not provided for in the then-current annual budget; (ii) certain related-party transactions; (iii) changes to the Company's principal line of business; and (iv) an increase in the size of the Board to a number greater than 12.

The Series A Purchase Agreement and a related separate Registration Rights Agreement also included the following key terms:

•
Standstill. For a period of two years following the date of the Series A Purchase Agreement, One Stone was generally prohibited from (i) acquiring direct or beneficial control of any additional equity securities of the Company or any rights thereto; (ii) making, or in any way participating in, directly or indirectly, any solicitation of proxies to vote in any election contest or initiate, propose or otherwise solicit stockholders of the Company for approval of any stockholder proposals; (iii) participating in or forming any voting group or voting trust with respect to any voting securities of the Company; and (iv) seeking to influence, modify, or control management, the Board, or any business, policies, or actions of the Company. Until such time as One Stone no longer held any Series A Preferred Stock, One Stone was prohibited from engaging, directly or indirectly, in any short selling of the common stock. On August 3, 2015, via the First Amendment to the Series A Convertible Preferred Stock Purchase Agreement (the "Series A First Amendment"), Magellan and One Stone agreed to amend and extend the standstill provisions of the Series A Purchase Agreement to December 31, 2015.

•
Registration Rights. Holders of Series A Preferred Stock were entitled to resale registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock.

The Company has analyzed the embedded features of the Series A Preferred Stock and has determined that none of the embedded features is required under US GAAP to be bifurcated from the Series A Preferred Stock and accounted for separately as a derivative. The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at the time of issuance in the amount of $23.5 million. The Company is required to accrete the Series A Preferred Stock to the redemption value if events or circumstances indicate that redemption is probable.
For the fiscal years ended June 30, 2016, and 2015, respectively, the Company recorded preferred stock dividends of $1.9 million and $1.7 million, and accrued dividends in the amount of $0 and $0 related to the Series A Preferred Stock. The preferred stock dividends for the year ended June 30, 2016 were paid in kind. Accordingly, the value of these dividends of $1.9 million was recorded and added to the preferred stock balance on the Company's balance sheet at June 30, 2016. For the fiscal year ended June 30, 2015, the value of dividends paid in kind of $1.3 million was recorded and added to the preferred stock balance on the Company's balance sheet at June 30, 2015.
The following table summarizes the Series A Preferred Stock activity for the fiscal years ended:

	June 30,
	2016		2015
	Number of shares issued	Amount	Number of shares issued	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	21,162,697	$25,850	20,089,436	$24,539
Current year PIK dividends shares issued	1,520,731	1,858	1,073,261	1,311
Adjustment to redemption value	—	(4,207)	—	—
Fiscal year closing balance	22,683,428	$23,501	21,162,697	$25,850

Note 13 - Stockholders' (Deficit) Equity
Reverse Stock Split
On July 10, 2015, pursuant to the Company's definitive proxy statement filed on June 8, 2015, the Company held a Special Meeting of Stockholders to approve an amendment to its Restated Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio to be determined by the Board of Directors within a specific range set forth in the proxy statement, without reducing the number of authorized shares. The Company's shareholders approved the proposed amendment to the Restated Certificate of Incorporation, and the Board of Directors selected a reverse split ratio of one-for-eight (1:8). As a result of the reverse stock split, as of the close of business on July 10, 2015, each eight shares of common stock were converted into one share of common stock with any fractional shares being settled in cash. Immediately preceding the reverse stock split, there were 55,313,647 shares of common stock issued, including 9,675,114 treasury shares. The number of shares of Series A Preferred Stock did not change as a result of the split; however, following the reverse stock split the conversion price was adjusted to reflect the split from $1.22149381 to $9.77586545.
After the reverse stock split there were 6,911,921 shares of common stock issued, including 1,209,389 treasury shares. All share and per share amounts relating to the common stock, stock options to purchase common stock, including the respective exercise prices of each such option, and the conversion ratio of the Series A Preferred Stock included in the financial statements and footnotes have been adjusted to reflect the reduced number of shares resulting from the reverse stock split. Market conditions tied to stock price targets contained within MBOs were similarly adjusted. The par value and the number of authorized, but unissued, shares remain unchanged following the reverse stock split.
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

On July 10, 2015, to effect the one share for-eight-shares reverse split of the Company's common stock, the Company paid cash in lieu of issuance of fractional shares totaling 2,284 post-split shares. The shares underlying the payment in lieu of cash were immediately canceled.
On July 1, 2015, upon the vesting of 12,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,822 shares to settle withholding taxes. The withheld shares were immediately canceled.
On October 10, 2014, Magellan repurchased 31,250 shares from William H. Hastings, a former Company executive, pursuant to an Options and Stock Purchase Agreement. See Note 11 - Stock-Based Compensation for further details.
On July 1, 2014, upon the vesting of 18,750 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 5,981 shares to settle withholding taxes. The withheld shares were immediately canceled.
On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase: (i) 1,158,080 shares of the Company's common stock, (ii) a warrant granting Sopak the right to purchase from the Company an additional 543,478 shares of common stock, and (iii) a Registration Rights Agreement, dated as of June 29, 2009, and amended as of October 14, 2009, and June 23, 2010, among the Company, Young Energy Prize S.A., a Luxembourg corporation ("YEP"), and ECP Fund, SICAV-FIS, a Luxembourg corporation ("ECP"), which is a subsidiary of Yamalco Investments Limited, a Cyprus company ("Yamalco"), for a purchase price of $10.0 million. The Collateral Agreement was subsequently amended on January 15, 2013, and the transactions contemplated thereby closed on January 16, 2013. The Company accounted for the Collateral Agreement by allocating the purchase price of $10.0 million to the fair value of the warrant, which was estimated at $0.8 million, and the remaining $9.2 million to the purchase of the 1,158,080 shares of common stock, resulting in a value per share of $7.944 for the shares of common stock purchased. YEP, ECP, and Yamalco are entities affiliated with Nikolay V. Bogachev, a former director of the Company.
All repurchased common stock shares are currently being held in treasury at cost, including direct issuance cost. The following table summarizes the Company's treasury stock activity for the fiscal years ended:

	June 30,
	2016		2015
	Number of shares issued	Amount	Number of shares issued	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	1,209,389	$9,806	1,178,139	$9,344
Shares repurchased from former executive	—	—	31,250	462
Net shares repurchased for employee tax and option exercise price obligations related to the vesting of restricted stock and the exercise of employee stock options	5,220	11	5,981	104
Net shares repurchased to eliminate fractional shares in July 10, 2015 one share for eight shares reverse stock split	2,284	6
Cancellation of shares repurchased	(7,504)	(17)	(5,981)	(104)
Fiscal year closing balance	1,209,389	$9,806	1,209,389	$9,806
Retired Warrant
The Company formally retired the warrant purchased from Sopak during its fiscal year ended June 30, 2013, pursuant to the Collateral Agreement described above. The fair value of the warrant was estimated using the Black-Scholes-Merton pricing model and determined to be approximately $0.8 million, which was included as a reduction of additional paid in capital.
Assumptions used in estimating the fair value of the warrant included: (i) the common stock market price on the repurchase date of $7.20 per share; (ii) the warrant exercise price of $9.20 per share; (iii) an expected dividend of $0; (iv) a risk-free interest rate of 0.2%; (v) a remaining contractual term of 1.5 years; and (vi) an expected volatility based on historical prices of 60.8%.

Note 14 - Loss Per Share
The following table summarizes the computation of basic and diluted loss per share for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands, except share and per share amounts)
Loss from continuing operations, net of tax	$(3,328)	$(21,596)
Preferred stock dividend	(1,858)	(1,740)
Adjustment of preferred stock to redemption value (Note 12)	4,207	—
Net loss from continuing operations, including preferred stock dividends and adjustment to redemption value of preferred stock	(979)	(23,336)
Net loss from discontinued operations	(14,249)	(21,404)
Net loss attributable to common stockholders	$(15,228)	$(44,740)

Basic weighted-average shares outstanding	5,746,307	5,710,288
Add: dilutive effects of in-the-money stock options and convertible preferred stock (1)	—	—
Diluted weighted-average common shares outstanding	5,746,307	5,710,288

Basic and diluted loss per common share:
Net loss from continuing operations, including preferred stock dividends and adjustment to redemption value of preferred stock	$(0.17)	$(4.09)
Net loss from discontinued operations	$(2.48)	$(3.75)
Net loss attributable to common stockholders	$(2.65)	$(7.83)
(1) All diluted earnings per share calculations are dictated by the results from continuing operations; accordingly there were no dilutive effects on earnings per share in the periods presented since all such periods had a net loss from continuing operations.
There is no dilutive effect on loss per share in periods with net losses from continuing operations. Stock options or shares of common stock issuable upon the conversion of the Series A Preferred Stock were not considered in the calculation of diluted weighted average common shares outstanding, as they would be anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted shares outstanding in fiscal years with net losses from continuing operations are as follows:

	June 30,
	2016	2015
In-the-money stock options	—	27,673
Common shares issuable upon conversion of Series A Preferred Stock	2,714,503	2,543,312
Total	2,714,503	2,570,985

Note 15 - Segment Information
Following the closing of the Exchange, the Company will conduct its operations through two wholly owned subsidiaries. As of March 31, 2016, NP, which included the Company's operations in the United States, has been reclassified to discontinued operations and the carrying value of its assets have been included in assets held for sale for all periods presented. As of June 30, 2016, the Company's operations related to the central Weald licenses and the peripheral Weald license have also been reclassified to discontinued operations, and the carrying value of the related assets have been included in assets held for sale for all periods presented. As of June 30, 2016, the Company's two reportable segments include MPUK, which includes the Company's continuing operations in the UK; and MPA, which includes the Company's operations in Australia. Oversight for these subsidiaries is provided by Corporate, which is treated as a cost center.

The following table presents segment information for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
Net income (loss) from continuing operations:
MPA	1,497	(16,146)
MPUK	(371)	(1,079)
Corporate	(4,507)	(4,394)
Inter-segment eliminations	53	23
Consolidated net losses from continuing operations	$(3,328)	$(21,596)

Assets:
MPA	1,194	4,593
MPUK (1)	1,234	1,067
Corporate	61,315	60,733
Inter-segment eliminations (2)	(58,235)	(58,129)
Consolidated assets of continuing operations	$5,508	$8,264

Expenditures for additions to long-lived assets:
MPUK	—	—
Corporate	1	3
Consolidated expenditures for long-lived assets of continuing operations	$1	$3
(1) Refer to Note 22 - Supplemental Oil and Gas Information (Unaudited) for disclosures relating to non-cash charges to capitalized costs.
(2) Asset inter-segment eliminations are primarily derived from investments in subsidiaries.
The following table summarizes other significant items for the fiscal years ended:

	June 30,
	2016	2015
	(In thousands)
Depreciation:
Corporate	54	148
Consolidated depreciation	$54	$148

Exploration:
MPA	53	91
MPUK	18	148
Consolidated exploration	$71	$239
Note 16 - Commitments and Contingencies
Operating leases. The following table summarizes the Company's future minimum rental commitments under non-cancelable operating leases, net of guaranteed sublease income, as of June 30, 2016:

Total
(In thousands)
Amounts payable in fiscal year:
2017	$175
2018	74
Total	$249
Rent expense, recorded gross of sublease income in the accompanying consolidated statements of operations, for each of the years ended June 30, 2016, and 2015, was $284 thousand and $301 thousand, respectively.

Contingent production payments. In September 2011, the Company entered into a Purchase and Sale Agreement (the "Nautilus PSA") among the Company and the non-controlling interest owners of NP for the Company's acquisition of the sellers' interests in NP. The Nautilus PSA provides for potential future contingent production payments, payable by the Company in cash to the sellers, of up to a total of $5.0 million if certain increased average daily production rates for the underlying properties are achieved. J. Thomas Wilson, a director and chief executive officer of the Company until August 5, 2016, has an approximate 52% interest in such contingent payments. See Note 9 - Fair Value Measurements above for information regarding the estimated discounted fair value of the future contingent consideration payable related to the Nautilus PSA.
Following the closing of the Exchange, these contingent production payments remain an obligation of Magellan. Based upon the latest reserves estimates available to the Company, the contingent production payments are unlikely to be paid, and therefore, as of June 30, 2016, and 2015, are not recorded in the accompanying consolidated financial statements.
Sopak Collateral Agreement. The Company has estimated that there is the potential for a statutory liability of approximately $1.8 million and $1.7 million as of June 30, 2016, and 2015, respectively, related to US federal tax withholdings and related penalties and interest related to the Collateral Agreement described in Note 13 - Stockholders' (Deficit) Equity. As a result, we have recorded a total liability of $1.8 million and $1.7 million as of June 30, 2016, and 2015, respectively, under accrued and other liabilities in the consolidated balance sheets included in this report. The Company has a legally enforceable right to collect from Sopak any amounts owed to the Internal Revenue Service as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable of $1.8 million and $1.7 million as of June 30, 2016, and 2015, respectively, under prepaid and other assets in the accompanying consolidated balance sheets.
Celtique Litigation. On June 10, 2016, MPUK reached a settlement with Celtique of its outstanding claims and counterclaims, whereby in connection with closing the transactions contemplated by the Weald ATA and the IoW ATA, Celtique would receive proceeds from the transfer of the Company's interests in the Central Weald assets of £500 thousand, payable at closing in combination of cash of £179 thousand and shares of stock of UKOG valued at £321 thousand at the time of the agreed settlement (the "Settlement Agreement"). On August 11, 2016, upon closing the transactions contemplated by the Weald ATA and IoW ATA, the claims were settled in accordance with the Settlement Agreement, and the Company has no further obligations to Celtique.
NT/P82 Seismic Survey. In June 2016, the Australian Commonwealth-Northern Territory Offshore Petroleum Joint Authority and the National Offshore Petroleum Titles Administrator approved a variation in MPA's work program commitments under the NT/P82 permit in the Bonaparte Basin. The new work program commitment extended the term of the commitment to complete seismic to November 12, 2017, the cost of which commitment is estimated at AUD $9 million.
Engagement of RFC Ambrian as financial advisor for farmout of NT/P82. In July 2015, the Company engaged RFC Ambrian as its financial advisor to run a formal bid process for the farm-out of its 100% operating interest in the NT/P82 permit in the Bonaparte Basin, offshore Australia, to fund future exploration costs and recover back-costs incurred. The terms of the engagement include cash payments of $20 thousand and $80 thousand for the two initial stages of the engagement through a written offer, and a success fee upon completion of a legally binding agreement ranging from $250 thousand to 5% of the farm-out value of the agreement to the Company. In addition, on March 10, 2016, the Company extended the scope of RFC Ambrian's mandate to include a potential sale of the Company's rights to certain payments contingent on production thresholds of the Mereenie field in Australia and agreed to pay RFC Ambrian 5% of any consideration the Company may receive in connection with such a transaction. The transaction fees related to the sale of the Mereenie Bonus were paid by the Company in May 2016, concurrent with the closing of the transaction as described in Note 5 - Sale of Amadeus Basin Assets.
Petrie Engagement. In June 2015, the Special Committee engaged Petrie Partners, LLC ("Petrie") to act as its financial advisor (the "Petrie Engagement"). Under the terms of the Petrie Engagement, as amended on March 14, 2016, the Company has agreed to pay Petrie certain fees contingent upon the successful closing of certain transactions, together with reimbursement of expenses, as follows: (a) upon rendering of a fairness opinion on the One Stone Exchange, an opinion fee of $300 thousand; (b) upon the successful closing of the Exchange, a divestiture transaction fee of $450 thousand, which amount is net of the opinion fee, and, (c) if the Company enters into a corporate transaction such as business combination transaction, a corporate transaction fee in the aggregate amount of $800 thousand, consisting of $300 thousand to be paid in cash, which amount may be used to pay for a fairness opinion to be provided by Petrie in relation to the corporate transaction, and $500 thousand to be paid in stock of the Company, the number of which shares to be issued to Petrie being determined by the quotient of $500 thousand and the volume weighted average closing price of the Company’s common shares over the 10 trading days ending on the last trading day prior to the announcement of such corporate transaction. The Company paid Petrie $300 thousand on March 31, 2016, in relation to the fairness opinion rendered with respect to the Exchange, $450 thousand in August 2016, following the closing of the Exchange, and $300 thousand on August 2, 2016, in relation to the fairness opinion rendered with respect to the Merger Agreement. Upon closing of the Merger, Magellan will issue approximately 410 thousand shares of its common stock to Petrie as partial consideration of Petrie's success fee. The Petrie Engagement may be terminated by either party with five days' written notice.

Poplar CO2-EOR Pilot Bonus. Mi3 Petroleum Engineering ("Mi3") is a Golden, Colorado-based petroleum engineering firm that advises the Company with respect to its CO2-EOR activities, including the Company's CO2-EOR pilot at the Poplar field (see Note 17 - Related Party Transactions). Pursuant to the terms of a master services contract, as amended on November 4, 2015, Mi3 was entitled to a payment in the amount of $100 thousand, contingent upon the completion of a transaction resulting in the sale of the Poplar field to a third party, in addition to a fixed payment for certain services provided. Based upon the terms of the Exchange Agreement, which was entered into between the Company and an affiliate of the Company rather than a third party, upon closing of the Exchange, the contingent payment in the amount of $100 thousand was not due to Mi3.
NASDAQ Listing Requirements. On November 5, 2015, Magellan received a letter from the Listing Qualifications Department of the NASDAQ Stock Market ("NASDAQ") indicating that, based upon the closing bid price of the Company's common stock for the last 30 consecutive business days, the common stock had not met the minimum bid price of $1.00 per share required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). On March 4, 2016, the Company received a letter from NASDAQ notifying the Company that, since the closing bid price of the common stock for the previous 10 consecutive business days was at least $1.00, the Company had regained compliance with NASDAQ Marketplace Rule 5550(a)(2).
On May 17, 2016, Magellan received a letter from the Listing Qualifications Department of the NASDAQ indicating that the Company’s stockholders’ equity as reported in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 did not meet the minimum $2.5 million required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Stock Market Rule 5550(b)(1). On June 30, 2016, the Company submitted materials to NASDAQ describing a number of transactions that it believed would enable it to report stockholders’ equity of approximately $4.1 million on a pro forma basis, as of March 31, 2016, and that it was engaged in negotiations with a specific party to enter into a potential business combination transaction. On July 29, 2016, Magellan received a letter from the Listing Qualifications Department of NASDAQ indicating that it had determined to grant Magellan an extension until October 14, 2016 to regain compliance with Rule 5550(b). In the letter dated July 29, 2016, the Listing Qualifications Department indicated that any future business combination with a non-NASDAQ entity would likely be considered a “change of control” of Magellan, which would require the post-combination company to apply for initial listing on the NASDAQ Capital Market and meet all applicable initial listing criteria.
One Stone Exchange Agreement. The Exchange Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a Superior Proposal, as such term is defined in the Exchange Agreement. In connection with the termination of the Exchange Agreement in the event of a Superior Proposal, a breach by the Company of the non-solicitation provision, or following a change by the Board of its recommendation to stockholders, the Company would have been required to pay to One Stone a termination fee of $750 thousand.
If the Exchange Agreement was terminated by either party as a result of the failure to obtain the requisite approval by Magellan stockholders, the Company would have been required to reimburse One Stone for all documented out-of-pocket fees and expenses incurred by One Stone in connection with the Exchange Agreement, subject to a maximum of $200 thousand in the aggregate.
Secured Promissory Note and Pledge Agreement. On April 15, 2016, the Company and One Stone entered into a Secured Promissory Note and a Pledge Agreement pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand. On August 1, 2016, upon the closing of the Exchange, the Loan Amount was deemed paid in full and no further amounts under the Note will be repaid by the Company.

Note 17 - Related Party Transactions
Devizes International Consulting Limited. A director of Celtique, with which the Company co-owns equally several licenses in the UK, is also the sole owner of Devizes International Consulting Limited ("Devizes"). Devizes performs consulting services for MPUK. The Company recorded $59 thousand and $147 thousand of consulting fees related to Devizes for the fiscal years ended June 30, 2016, and 2015, respectively.
Mervyn Cowie. Mervyn Cowie, a former employee of the Company's MPA subsidiary, currently serves both as a director of MPA and its subsidiaries and as a consultant to MPA. Since December 1, 2014, the recurring monthly fee payable to Mr. Cowie for his consulting services amounts to AUD $5,400.
Mi3 Petroleum Engineering. In association with its purchase of an option to acquire CO2 from Farnham Dome, on August 14, 2014, the Company formed a subsidiary, Utah CO2. On December 1, 2014, two other non-controlling interest owners became members of Utah CO2, one of which is Mi4 Oil and Gas, LLC ("Mi4"), a Colorado limited liability company majority owned by Mi3. Mi3 performs ongoing consulting work for both Utah CO2 and other Magellan entities. During the years ended June 30, 2016, and 2015, respectively, the Company recorded $293 thousand and $1.1 million of consolidated expense related to fees payable to Mi3. During the years ended June 30, 2016, and 2015, $293 thousand and $1.1 million, respectively, of the related expense was included in discontinued operations in the accompanying consolidated statement of operations.
One Stone Exchange. On March 31, 2016, the Company and its sole preferred stockholder entered into an Exchange Agreement providing for the exchange of 100% of the outstanding shares of Magellan Series A Preferred Stock for the assignment to the preferred stockholder of 100% of the Company's interest in the CO2 Business, subject to certain conditions including Magellan stockholder approval. Refer to Note 2 - One Stone Exchange for further information.

Note 18 - Employee Retention and Severance Costs
The Company is required to record charges for one-time employee severance benefits and other associated costs as incurred.
Incentive Agreements with Chief Financial Officer
On October 12, 2015, the Company entered into a series of new incentive compensation agreements with Antoine J. Lafargue, the Company's Chief Financial Officer (the "CFO Incentive Agreements"). The CFO Incentive Agreements include i) amendments to the provisions for severance payments available to the CFO under his existing employment agreement dated October 31, 2014 (pursuant to an amendment of such employment agreement), to include provisions for the payment of up to two years' salary as severance in the event that the CFO’s employment with the Company is terminated under certain circumstances within a period ending ten months after the date on which a qualifying transaction (as generally defined below) occurs, capped at $600 thousand; ii) a restricted stock award agreement whereby a restricted stock grant was made to the CFO on October 12, 2015 totaling 62,500 shares of common stock that are to vest immediately prior to the completion of a qualifying transaction; iii) a potential cash award pursuant to a transaction incentive agreement, which cash award is contingent upon the completion of a qualifying transaction and would range from $0 to $1 million based on the market value of the Company's common stock reflected in the qualifying transaction, with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the qualifying transaction above a minimum market value threshold of $1.60 per share; iv) a phantom stock award, also pursuant to the transaction incentive agreement, with payment contingent upon completion of a qualifying transaction and to be based on the value of 62,500 notional shares; and v) an override bonus agreement which provides for a potential bonus outside of the Company’s 2012 Omnibus Incentive Compensation Plan that would double the amounts payable under the awards available under ii, iii, and iv, above, in certain circumstances. For purposes of the CFO Incentive Agreements, a qualifying transaction is generally defined to mean an acquisition of more than 50% of the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, or the sale or other disposition of greater than 95% of the value of the gross assets of the Company, in either case occurring prior to December 31, 2017. No accrual has been made in the accompanying consolidated financial statements for the CFO Incentive Agreements as amounts are contingent on the occurrence of future events and service. The Company does not consider the future events to meet the definition of "probable" as of June 30, 2016, due to the nature of the events being contingent upon third parties outside of the Company's control.
Employee Retention Cash Bonus Plan
On June 5, 2015, the Compensation, Nominating and Governance Committee of the Board of Directors of the Company and the Board of Directors of the Company approved a cash bonus plan for the Company's non-executive officer employees for the purpose of retention of certain key accounting, human resource, and administrative employees through certain key milestone events (the "Employee Retention Cash Bonus Plan"). The terms of the Employee Retention Cash Bonus Plan specify payment of retention bonuses for such employees upon the achievement of the milestones, which are i) the filing of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2015 (which milestone occurred in October 2015), and ii) the completion of a strategic transaction resulting in a change in control or the sale of substantially all the assets of the company. The maximum original bonus payable to the employees under each of the milestones is as follows: i) $168 thousand, and ii) $286 thousand, respectively. As of June 30, 2016, the Company has recorded an accrual in the amount of $425 thousand in the accompanying consolidated financial statements for the Employee Retention Cash Bonus Plan.
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

A reconciliation of the beginning and ending liability balance for charges to the consolidated statements of operations and cash payments is as follows for the fiscal years ended:

	June 30,
	2016	2015
	Severance - Termination Benefits	Severance - Termination Benefits
	(In thousands)
Fiscal year beginning balance	$—	$—
Charges to general and administrative expense	—	475
Cash payments	—	(475)
Fiscal year closing balance	$—	$—

Note 19 - Accumulated Other Comprehensive Income
The following table represents the changes in components of accumulated other comprehensive income, net of tax, for the fiscal year ended:

	June 30, 2016
	Foreign currency translation	Unrealized investment holding loss	Total
	(In thousands)
Fiscal year opening balance	$5,302	$—	$5,302
Changes in comprehensive income:
Other comprehensive loss	(125)	(265)	(390)
Net current period other comprehensive loss	(125)	(265)	(390)
Fiscal year ended June 30, 2016	$5,177	$(265)	$4,912

Note 20 - Subsequent Events
Merger with Tellurian. On August 2, 2016, Magellan, Tellurian, and Merger Sub, a Delaware corporation and a direct wholly owned subsidiary of Magellan, entered into the Merger Agreement. Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian (the “Merger”), with Tellurian continuing as the surviving corporation and a direct wholly owned subsidiary of Magellan. The Merger is expected to close in the fourth calendar quarter of 2016.
The Merger Agreement and the Merger have been approved by the board of directors of each of Magellan and Tellurian. Stockholders of Magellan will be asked to vote on the approval of the transactions contemplated by the Merger Agreement at a special meeting that is expected to be held during the fourth quarter of calendar year 2016. The closing of the Merger is subject to customary closing conditions, including i) the receipt of Magellan and Tellurian stockholder approval; ii) all directors and officers of Magellan shall have resigned, except for any person(s) that might be designated by Tellurian; iii) a registration statement on Form S-4 to register the Magellan shares to be issued in the Merger shall have been declared effective by the SEC; and iv) shares of Magellan common stock to be issued in the Merger shall have been approved for listing on the NASDAQ.
The Merger Agreement also contains a non-solicitation provision pursuant to which Magellan may not, directly or indirectly, take certain actions to negotiate or otherwise facilitate an “Alternative Proposal,” a term generally defined as an inquiry, proposal or offer relating to a business combination with or acquisition of the assets of Magellan by a person or entity other than Tellurian. Magellan’s non-solicitation obligations are qualified by “fiduciary out” provisions which provide that Magellan may take certain otherwise prohibited actions with respect to an unsolicited Alternative Proposal if the Board of Directors determines that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties and certain other requirements are satisfied.
The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a "Superior Proposal," as such term is defined in the Merger Agreement. In connection with the termination of the Merger Agreement in the event of a Superior Proposal, a breach by Magellan of the non-solicitation provision noted above, or following a change by the Board of Directors of its recommendation to stockholders, Magellan will be required to pay to Tellurian a termination fee for any and all third-party transaction fees and expenses incurred by Tellurian with the drafting, negotiation, execution and delivery of the Merger Agreement and related documents (including fees and expenses for attorneys, accountants and other advisors), subject to a maximum of $1 million in the aggregate. A termination fee may also be payable in some circumstances in which an Alternative Proposal is made, the transaction fails to close and Magellan subsequently agrees to an Alternative Proposal. If the Merger Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Tellurian stockholders, or by Magellan because Tellurian does not use commercially reasonable efforts to secure the approval for listing the Magellan shares of common stock to be issued in the Merger, then Tellurian will be required to pay to Magellan a reverse termination fee of $1 million.
One Stone Exchange. On August 1, 2016, all the conditions to the closing of the Exchange were met and the Exchange was consummated. The primary conditions to closing included i) the receipt of the approval of the Exchange by the Company’s shareholders, which was received on July 13, 2016, during the Company’s annual and special meeting of the shareholders, ii) the consent of WTSB to release a guaranty provided by Magellan, and iii) the payment of the Cash Amount. On August 1, 2016, One Stone paid the Cash Amount to the Company, which was agreed to amount to $900 thousand. In addition, Messrs. Gluzman and Israel, One Stone’s representatives on the Company’s Board of Directors, i) agreed to forego the amount of director compensation, in cash and stock, owed to them and outstanding as of the closing date, which was estimated at approximately $174 thousand in the aggregate and ii) ceased serving as members of the Board effective as of August 1, 2016. In connection with the closing of the Exchange, all of the assets and liabilities of NP were transferred to One Stone in exchange for all of the outstanding shares of the Series A Preferred Stock, the Loan Amount was deemed paid in full, and the Company recorded the difference between the carrying value of the net assets and the Series A Preferred Stock of approximately $9.6 million as a permanent contribution to equity.
In addition, since the Exchange constituted a disposition of substantially all of the Company's US assets, the acceleration provisions of the grants of PBOs and MBOs made in October 2013 and October 2014 took effect and these options became fully vested as of the closing of the Exchange. The remaining unamortized expense related to these grants as of the closing date was expensed, which amounted to approximately $235 thousand. Following the closing of the Exchange, the Company canceled all issued and outstanding shares of Series A Preferred Stock, including PIK dividends owing for the period between June 30, 2016 and August 1, 2016, which amounted to 22,815,748 shares.
Cancellation of Preferred. On August 10, 2016, the Company filed a certificate of elimination to eliminate its preferred stock.
Sale of Weald Basin Assets. On August 11, 2016, the conditions to closing the transactions contemplated by the Weald ATA and IoW ATA were met and the transactions contemplated by these agreements closed, resulting in MPUK receiving, net of the terms of the Settlement Agreement with Celtique, cash proceeds of GBP 446 thousand and approximately 50.9 million shares of UKOG, which shares were worth approximately GBP 703 thousand and GBP 958 thousand as of August 11, 2016. and September 9, 2016, respectively.
Stock-Based Compensation. On July 1, 2016, upon the vesting of 12,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,529 shares to settle withholding taxes. The withheld shares were immediately canceled.
On August 2, 2016, pursuant to the Company's director compensation policy and the 2012 Omnibus Incentive Compensation Plan, a total of 119,505 shares of common stock were issued to the Company's non-employee directors, which represented the amount of stock compensation owed and outstanding to the remaining three directors of the Company, which were due to be issued on July 1, 2015 and 2016. On September 6, 2016, the Company paid cash compensation owed and outstanding to the remaining three directors of the Company in the amount of $201 thousand.
On August 2, 2016, the Company's board of directors approved additional compensation for Messrs. MacMillan, Pettirossi, and West in consideration of i) their service as members of the Special Committee since its formation on June 5, 2015, which service had not been remunerated, and ii) the non-payment by the Company of their compensation as directors of the Company since July 2015, and agreed that this compensation would remain wholly contingent upon closing of the transactions contemplated by the Merger Agreement and would amount to the issuance of 100,000 shares of the Company's common stock and the payment of $150 thousand in cash, each in the aggregate.
Based on the activity related to our stock grants and restricted stock after June 30, 2016, and including forfeited shares, the Company had 67,471 shares available for future issuance under the 2012 Stock Incentive Plan as of September 9, 2016.

Celtique Settlement. On August 11, 2016, the conditions to closing the transactions contemplated by the Weald ATA, the IoW ATA, and the Settlement Agreement were met, and MPUK paid to Celtique GBP 500 thousand in a combination of cash and shares of UKOG pro rata to the consideration payable to MPUK for the Weald ATA. Upon closing, all claims and counterclaims related to PEDLs 231, 234, and 243 between the parties were dismissed.
Employee Retention Cash Bonus Plan. On July 15, 2016, the Company paid the portion of the retention bonus granted to certain of the Company’s employees on June 18, 2015, related to the completion of the June 30, 2015 annual report on Form 10-K, which amounted to $108 thousand.
Incentive Agreements with Chief Financial Officer. On July 13, 2016, the Company entered into an Amendment to Compensation Agreements with Antoine J. Lafargue, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, which amends the Employment Agreement, the Transaction Incentive Agreement, and the Override Bonus Agreement entered between the Company and Mr. Lafargue on October 12, 2015, to delete the sale or disposition of 95% of the gross assets of the Company from the definition of a Qualifying Transaction, and amend the Override Bonus Agreement to include the value of any dividends in the value of shares of restricted common stock. The purpose of this amendment was to align Mr. Lafargue’s employment and incentive agreements with the objectives of the Company, considered to primarily consist of the conclusion of the strategic alternatives review process with the Merger Agreement.
Wilson Employment Termination. On and effective as of August 5, 2016, Mr. Wilson tendered his resignation as the Company’s President and CEO and as a member of the Company’s Board of Directors. In accordance with Mr. Wilson’s employment agreement dated as of October 14, 2014, as amended on February 11, 2015, Mr. Wilson will receive (i) monthly severance payments amounting to $300 thousand in the aggregate, for a period of 12 months, (ii) payment of his accrued vacation amounting to approximately $106 thousand, (iii) reimbursement of medical benefits for a period of up to 18 months, estimated to amount to approximately $35 thousand in the aggregate, and (iv) reimbursement of outstanding expenses. Mr. Wilson will also continue to be entitled to certain equity incentive awards, which were previously granted to Mr. Wilson, subject to the terms of these various awards. On August 9, 2016, Mr. Wilson executed a Termination, Voluntary Release, and Waiver of Rights Agreement with the Company.
Appointment of Interim Executive Officer. On August 2, 2016, the board of directors of the Company elected Antoine J. Lafargue, current Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of the Company, to also serve as President and Chief Executive Officer of Magellan, effective as of August 5, 2016.

Note 21 - Pro Forma Financial Information (Unaudited)
The following unaudited pro forma consolidated financial information is presented to give effect to (i) the transactions contemplated by the Exchange Agreement between Magellan and One Stone dated March 31, 2016 that closed on August 1, 2016 and (ii) the sale of Weald Basin exploration licenses in the United Kingdom and the related settlement of litigation with Celtique completed on August 11, 2016, and whose transfer and settlement agreements were signed on June 10, 2016.
The unaudited pro forma consolidated financial statements set forth information relating to the Exchange and the Weald ATA as if they had been completed on June 30, 2016, with respect to consolidated balance sheet data, and as if they had become effective on July 1, 2014, with respect to consolidated statement of operations data for fiscal years ended June 30, 2016, and 2015.
The unaudited pro forma consolidated financial information does not necessarily reflect what the historical results of the Company would have been had the transactions occurred on the respective dates.

MAGELLAN PETROLEUM CORPORATION

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
JUNE 30, 2016
(in thousands)

	As Reported	Exchange Transaction Pro Forma Adjustments		Sale of Weald Basin Pro Forma Adjustments		Pro Forma as Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,680	$433	(a),(b)	$598	(f)	$2,711
Securities available-for-sale	601	—		941	(f)	1,542
Accounts receivable	16	—		—		16
Prepaid and other short-term assets	2,087	—		—		2,087
Current assets held for sale	26,042	(24,929)	(c)	(1,113)	(g)	—
Total current assets	30,426	(24,496)		426		6,356
Property and equipment, net	455	—		—		455
Goodwill	500	—		—		500
Other long-term assets	169	(150)	(d)	—		19
Total assets	$31,550	$(24,646)		$426		$7,330

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$791	$—		$—		$791
Accrued and other liabilities	2,826	(174)	(e)	—		2,652
Notes payable	783	(625)	(a)	—		158
Current liabilities held for sale	10,638	(9,969)	(c)	(669)	(g)	—
Total current liabilities	15,038	(10,768)		(669)		3,601
PREFERRED STOCK:
Series A convertible preferred stock (par value $0.01per share): Authorized 28,000,000 shares, issued 22,293,295 shares	23,501	(23,501)	(c)	—		—
(DEFICIT) EQUITY:
Common stock (par value $0.01 per share); Authorized 300,000,000 shares, issued 6,972,023 shares	70	—		—		70
Treasury stock (at cost): 1,209,389 shares	(9,806)	—		—		(9,806)
Capital in excess of par value	94,069	9,623	(c)	—		103,692
Accumulated deficit	(96,234)	—		1,095	(g)	(95,139)
Accumulated other comprehensive income	4,912	—		—		4,912
Total (deficit) equity	(6,989)	9,623		1,095		3,729
Total liabilities, preferred stock and (deficit) equity	$31,550	$(24,646)		$426		$7,330

MAGELLAN PETROLEUM CORPORATION
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2016
(in thousands, except shares and per share amounts)

	As Reported	Exchange Transaction Pro Forma Adjustments		Sale of Weald Basin Pro Forma Adjustments	Pro Forma as Adjusted
OPERATING EXPENSES:
Depreciation	$54	$—		$—	$54
Exploration	71	—		—	71
General and administrative	5,214	(174)	(e)	—	5,040
Total operating expenses	5,339	(174)		—	5,165
Loss from operations	(5,339)	174		—	(5,165)
OTHER (EXPENSE) INCOME:
Net interest expense	(4)	—		—	(4)
Loss on investment in securities	(587)	—		—	(587)
Gain on sale of bonus rights	2,514	—		—	2,514
Other income	88	—		—	88
Total other (expense) income	2,011	—		—	2,011
Loss from continuing operations, before tax	(3,328)	174		—	(3,154)
Income tax expense	—	—		—	—
Loss from continuing operations, net of tax	(3,328)	174		—	(3,154)
Preferred stock dividends	(1,858)	1,858	(c)	—	—
Adjustment of preferred stock to redemption value	4,207	(4,207)	(c)	—	—
Net loss attributable to common stockholders from continuing operations	$(979)	$(2,175)		$—	$(3,154)
Basic and diluted loss per common share attributable to common stockholders from continuing operations	$(0.17)				$(0.55)
Weighted average number of basic and diluted shares outstanding	5,746,307				5,746,307

MAGELLAN PETROLEUM CORPORATION
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2015
(in thousands, except shares and per share amounts)

	As Reported	Exchange Transaction Pro Forma Adjustments		Sale of Weald Basin Pro Forma Adjustments	Pro Forma as Adjusted
OPERATING EXPENSES:
Depreciation	$148	$—		$—	$148
Exploration	239	—		—	239
General and administrative	7,946	(174)	(e)	—	7,772
Loss on sale of assets	316	—		—	316
Total operating expenses	8,649	(174)		—	8,475
Loss from operations	(8,649)	174		—	(8,475)
OTHER (EXPENSE) INCOME:
Loss on investment in securities	(15,087)	—		—	(15,087)
Fair value revision of contingent consideration payable	1,888	—		—	1,888
Other income	252	—		—	252
Total other (expense) income	(12,947)	—		—	(12,947)
Loss from continuing operations, before tax	(21,596)	174		—	(21,422)
Income tax expense	—	—		—	—
Loss from continuing operations, net of tax	(21,596)	174		—	(21,422)
Preferred stock dividends	(1,740)	1,740	(c)	—	—
Net loss attributable to common stockholders from continuing operations	$(23,336)	$1,914		$—	$(21,422)
Basic and diluted loss per common share attributable to common stockholders from continuing operations	$(4.09)				$(3.75)
Weighted average number of basic and diluted shares outstanding	5,710,288				5,710,288

Pro forma adjustments and assumptions.The unaudited pro forma consolidated financial statements have been prepared by adjusting the Company's historical financial statements as discussed below:
Pro forma adjustments related to the Exchange:
(a)    The amount represents the pro forma adjustment for the Cash Amount (as defined in the Exchange Agreement). $900 thousand was paid at closing, which takes into account the $625 thousand borrowed from One Stone on April 15, 2016, under the Secured Promissory Note. The Cash Amount represents the loss from operations of Nautilus Poplar LLC from the September 30, 2015 effective date of the Exchange, adjusted for certain transaction costs and other amounts paid by Magellan prior to closing.
(b)    The amount represents the pro forma adjustment for transaction costs related to the exchange of $467 thousand, which were paid at closing on August 1, 2016.
(c)    The amount represents the elimination of the assets and liabilities held for sale of Nautilus Poplar LLC and Utah CO2 LLC, the elimination of the preferred stock, related dividends and adjustments to redemption value.
(d)    The amount represents the pro forma effect of the removal of collateral held by Magellan for certain surety bonds that were transferred to One Stone at closing of the Exchange.

(e)    The amount represents the pro forma effect of the removal of accrued director fees for the One Stone directors, which were forgiven at the closing of the Exchange.
Pro forma adjustments related to the Weald Asset Transfer Agreement:
(f)    The amount represents the pro forma effect of the cash proceeds and the value of the 50.9 million shares of UKOG received at the closing of the transactions contemplated by the Weald ATA on August 11, 2016.
(g)    The amounts represent the pro forma effects of the elimination of the assets and liabilities held for sale related to the Weald ATA, including GBP 500 thousand related to the settlement of the litigation with Celtique, our partner in the Weald Basin licenses.
In addition to the above pro forma adjustments, the closing of the Exchange with One Stone triggered accelerated vesting provisions of some of the Company's stock options. Had the closing occurred on July 1, 2014, additional expense related to these stock options would have been recognized as of that date, rather than normal amortization of the expense. No adjustment for the effect of the acceleration of vesting has been included in the unaudited consolidated pro forma financial statements above.

Note 22 - Supplemental Oil and Gas Information (Unaudited)
Supplemental Oil and Gas Reserve Information
The Company relies upon a combination of internal technical staff and third party consulting arrangements for reserve estimation and review. The reserve information presented below is based on estimates of net proved reserves as of June 30, 2016, and 2015, and was prepared in accordance with guidelines established by the SEC.
Reserve estimates as of June 30, 2016 were prepared by Guot Anyak, who was employed by the Company as a Petroleum Engineer from August 2012 until August 1, 2016.  Mr. Anyak is a graduate of the Colorado School of Mines and holds a Bachelor of Science degree in Petroleum Engineering.  Mr. Anyak has been instrumental in the analysis of the economics of certain well workovers at Poplar, and has supported the preparation of the Company’s reserve estimates over the past several years. Reserve estimates as of June 30, 2015 were prepared by Hector Wills of Mi3 Petroleum Engineering, a Golden, Colorado-based petroleum engineering firm. Reserve estimates for the fiscal year ended June 30, 2016 were unaudited, and reserve estimates for the fiscal year ended June 30, 2015 were audited by the Company's independent petroleum engineering firm, Allen & Crouch Petroleum Engineers ("A&C"). A copy of the summary reserve audit report of A&C is provided as Exhibit 99.1 to this Annual Report on Form 10-K. A&C does not own an interest in any of Magellan's oil and gas properties and is not employed by Magellan on a contingent basis.
Proved reserves are the estimated quantities of oil, gas, and natural gas liquids, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined and the price to be used is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. All of the Company's estimated proved reserves are located in the US and relate to NP, which has been discontinued.

Analysis of Changes in Proved Reserves
The following table sets forth information regarding the Company's estimated proved oil and gas reserve quantities, all of which are included in assets held for sale in the accompanying consolidated balance sheets as of June 30, 2016 and 2015. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties. Accordingly, these estimates are expected to change as economic conditions change and new information becomes available.

Oil (Mbbls)
Proved Reserves:
Fiscal year ended June 30, 2014	5,735.7
Revision of previous estimates	(3,417.1)
Production	(79.0)
Fiscal year ended June 30, 2015	2,239.6
Revision of previous estimates	(1,284.4)
Production	(60.2)
Fiscal year ended June 30, 2016	895.0

Proved Developed Reserves:
Fiscal year ended June 30, 2015	2,239.6
Fiscal year ended June 30, 2016	895.0

Proved Undeveloped Reserves:
Fiscal year ended June 30, 2015	—
Fiscal year ended June 30, 2016	—
.
Revision of previous estimates. Revisions of estimates represent downward changes in previous estimates attributable to new information gained primarily from development activity, production history, and changes to the economic conditions and the financial condition of the Company at the time of each estimate. During the year ended June 30, 2016, there was a 1,284 Mbbls downward revision of estimated proved reserves. The revisions were due to removal of proved developed non-producing reserves of 643 Mbbls due to the suspension of the Company's workover program and shorter economic lives for certain wells due to lower average crude oil prices. During the year ended June 30, 2015, there was a 3,417 Mbbls downward revision of estimated proved reserves. The majority of the revision relates to the removal of 3,083 Mbbls of proved undeveloped reserves from the classification of proved reserves due to the uncertainty surrounding the Company's ability to continue as a going concern and to obtain the necessary capital to develop the PUD locations. During fiscal 2016, the Company did not convert any proved undeveloped reserves to proved developed reserves.
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
The assumptions used to calculate estimated future cash inflows do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company's control, such as unexpected delays in development, changes in prices, or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could affect the amount of cash eventually realized.

Prices. All prices used in the calculation of our reserves are based upon a twelve month unweighted arithmetic average of the first day of the month price for the twelve months of the fiscal year, unless prices were defined by contractual arrangements. Prices are adjusted for local differentials and gravity and, as required by the SEC, held constant for the life of the projects (i.e., no escalation). The following table summarizes the resulting prices used for proved reserves for the fiscal years ended:

	June 30,
	2016	2015
Oil (per Bbl)	$34.11	$58.93
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
The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves for the United States cost center only:

	Year Ended June 30,
	2016	2015
	(In thousands)
Future cash inflows	$30,527	$131,979
Future production costs	(22,366)	(85,372)
Future development costs	(1,463)	(7,021)
Future income tax expense	—	—
Future net cash flows	6,698	39,586
10% annual discount	(4,111)	(22,569)
Standardized measures of discounted future net cash flows	$2,587	$17,017

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

United States
(In thousands)
Fiscal year ended June 30, 2014	$87,043
Net change in prices and production costs	(71,406)
Revisions of previous quantity estimates	(54,415)
Divestiture of reserves	—
Changes in estimated future development costs	9,071
Sales and transfers of oil and gas produced	(440)
Previously estimated development cost incurred during the period	7,749
Accretion of discount	8,853
Net change in income taxes (1)	32,188
Net change in timing and other	(1,626)
Fiscal year ended June 30, 2015	17,017
Net change in prices and production costs (2)	(10,953)
Revisions of previous quantity estimates (3)	(5,757)
Divestiture of reserves	—
Changes in estimated future development costs	4,014
Sales and transfers of oil and gas produced	(3,208)
Previously estimated development cost incurred during the period	338
Accretion of discount	1,511
Net change in income taxes	—
Net change in timing and other	(375)
Fiscal year ended June 30, 2016	$2,587
(1) The increase in cash flows from the net change in income taxes in fiscal year 2015 represents the decrease in future income taxes as a result of the elimination of cash flows from PUD reserves.
(2) For fiscal year 2016, there was an $11.0 million downward revision in reserve value due to the net change in prices and production costs. This change was the result of the steep decline in the WTI price, the benchmark oil price for sale of the Company's crude oil.
(3) The downward revision of $5.8 million relates to the reduction of 643 Mbbls of proved developed non-producing reserves as a result of the elimination of the Company's workover program.

Note 23 - Oil and Gas Activities (Unaudited)
Costs Incurred in Oil and Gas Producing Activities
Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, are summarized as follows:

	United States	Australia	United Kingdom	Total
	(In thousands)
Fiscal year ended June 30, 2016
Proved	$—	$—	$—	$—
Unproved	—	—	—	—
Exploration Costs	162	53	96	311
Development Costs	338	—	—	338
Total, including asset retirement obligation	$500	$53	$96	$649

Fiscal year ended June 30, 2015
Proved	$—	$—	$—	$—
Unproved	—	—	—	—
Exploration Costs	1,079	91	393	1,563
Development Costs	7,749	—	274	8,023
Total, including asset retirement obligation	$8,828	$91	$667	$9,586
Net Changes in Capitalized Costs
The net changes in capitalized costs that are currently not being depleted pending the determination of proved reserves can be summarized as follows:

	United States	Australia	United Kingdom	Total
	(In thousands)
Fiscal year ended June 30, 2016
Fiscal year beginning balance	$19,029	$—	$1,340	$20,369
Additions to capitalized costs	361	—	—	361
Assets sold or held for sale (1)(2)	(15,961)	—	(812)	(16,773)
Reclassified to producing properties	—	—	—	—
Charged to expense (3)	(3,429)	—	—	(3,429)
Exchange adjustment	—	—	(159)	(159)
Fiscal year closing balance	$—	$—	$369	$369

Fiscal year ended June 30, 2015
Fiscal year beginning balance	$19,955	$—	$1,890	$21,845
Additions to capitalized costs	8,047	—	274	8,321
Assets sold or held for sale	—	—	(680)	(680)
Reclassified to producing properties (4)	(8,973)	—	—	(8,973)
Charged to expense	—	—	(20)	(20)
Exchange adjustment	—	—	(124)	(124)
Fiscal year closing balance	$19,029	$—	$1,340	$20,369
(1) On March 31, 2016, Magellan and One Stone entered into an Exchange Agreement that providing for, among other things, the transfer to the Company of 100% of the outstanding shares of Magellan Series A Preferred Stock in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC. The transactions contemplated by the Exchange Agreement closed on August 1, 2016.
(2) On June 10, 2016, Magellan entered into the Weald ATA for the sale of its interest in certain exploration licenses to UKOG. The transactions contemplated by the Weald ATA closed on August 11, 2016.

(3) The Company reviewed the recoverability of the carrying values of its wells in progress to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $3.4 million to adjust the carrying value of wells in progress to their estimated fair values less costs to sell at June 30, 2016.
(4) The Company reclassified the capitalized costs for two of the five CO2-enhanced oil recovery pilot wells from wells in progress to producing properties during the fourth quarter of fiscal 2015.
In the United Kingdom, during the third quarter of fiscal year 2015, the Company allowed a petroleum license to expire and recorded exploration expense of $20 thousand. During the fourth quarter of fiscal year 2015, the Company sold its interest in a license in the United Kingdom with a remaining capitalized cost of $0.7 million.
At June 30, 2016, the Company had no costs capitalized for exploratory wells in progress for a period of greater than one year after the completion of drilling.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the US Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that these disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on our assessment and these criteria, we believe that internal control over financial reporting is effective as of June 30, 2016.
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

ITEM 9B: OTHER INFORMATION

None.

PART III
Pursuant to General Instruction G(3), the information called for by Items 10 (except for certain information concerning the executive officers of the Company set forth below), 11, 12, 13, and 14 is hereby incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders to be filed within 120 days from June 30, 2016. Certain information concerning the executive officers of the Company is included below under Item 10: Directors, Executive Officers, and Corporate Governance of this report.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions held by the Company's executive officer. The age of our executive officer is listed as of September 13, 2016.

Name	Age	Office Held	Length of Service as Officer
Antoine J. Lafargue	42	President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary	Since August 2010
For further information regarding the executive officer, see the Company's definitive proxy statement for the 2016 annual meeting of stockholders to be filed within 120 days from June 30, 2016.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information regarding executive compensation provided in the Company's definitive proxy statement for the 2016 annual meeting of stockholders to be filed within 120 days from June 30, 2016.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information regarding security ownership of certain beneficial owners and management and related stockholder matters provided in the Company's definitive proxy statement for the 2016 annual meeting of stockholders to be filed within 120 days from June 30, 2016.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information regarding certain relationships and related transactions, and director independence provided in the Company's definitive proxy statement for the 2016 annual meeting of stockholders to be filed within 120 days from June 30, 2016.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information regarding principal accounting fees and services provided in the Company's definitive proxy statement for the 2016 annual meeting of stockholders to be filed within 120 days from June 30, 2016.

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
2.1
Purchase and Sale Agreement among Magellan Petroleum Corporation and the members of Nautilus Technical Group LLC and Eastern Rider LLC, dated as of September 2, 2011 (filed as Exhibit 2.2 to the registrant's Quarterly Report on Form 10-Q on November 14, 2011 and incorporated herein by reference)

2.2
Sale Agreement among Magellan Petroleum (NT) Pty Ltd, Santos QNT Pty Ltd, and Santos Limited, dated September 14, 2011 (filed as Exhibit 2.3 to the registrant's Quarterly Report on Form 10-Q on November 14, 2011 and incorporated herein by reference)

2.3+
Share Sale and Purchase Deed dated February 17, 2014, among Magellan Petroleum Australia Pty Ltd, Magellan Petroleum (N.T) Pty. Ltd., Magellan Petroleum Corporation, Jarl Pty. Ltd., Central Petroleum PVD Pty. Ltd, and Central Petroleum Limited (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on February 18, 2014 and incorporated herein by reference)

2.4
Escrow Agency Deed dated February 17, 2014, between Magellan Petroleum Australia Pty Ltd and Central Petroleum PVD Pty. Ltd. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on February 18, 2014 and incorporated herein by reference)

2.5+
Agreement and Plan of Merger, dated as of August 2, 2016, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., and River Merger Sub, Inc. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K on August 3, 2016 and incorporated herein by reference)

3.1
Restated Certificate of Incorporation as filed on May 4, 1987 with the State of Delaware, as amended by (a) the Amendment of Article Twelfth, as filed on February 12, 1988 with the State of Delaware (filed as Exhibit 4.B to the registrant's Registration Statement on Form S-8 (Registration No. 333-70567) on January 14, 1999 and incorporated herein by reference); (b) the Certificate of Amendment of Restated Certificate of Incorporation, as filed on December 26, 2000 with the State of Delaware (filed as Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q on February 13, 2001 and incorporated herein by reference); (c) the Certificate of Amendment of Restated Certificate of Incorporation related to Articles Twelfth and Fourteenth, as filed on October 15, 2009 with the State of Delaware (filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q on February 16, 2010 and incorporated herein by reference); (d) the Certificate of Amendment of Restated Certificate of Incorporation related to Article Thirteenth, as filed on October 15, 2009 with the State of Delaware (filed as Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q on February 16, 2010 and incorporated herein by reference); (e) the Certificate of Amendment of Restated Certificate of Incorporation related to Article Fourth, as filed on December 10, 2010 with the State of Delaware (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on December 13, 2010 and incorporated herein by reference); and (f) the Certificate of Amendment of Restated Certificate of Incorporation, as filed on July 10, 2015 with the State of Delaware (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 19, 2013 and incorporated herein by reference)

3.2	By-Laws as amended on June 13, 2013 (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K on June 18, 2013 and incorporated herein by reference)
4.1
Certificate of Designations of Series A Convertible Preferred Stock as filed on May 17, 2013 with the State of Delaware (filed as Exhibit 3.6 to the registrant's Current Report on Form 8-K on June 26, 2013 and incorporated herein by reference), as amended by Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock as filed on August 19, 2013 with the State of Delaware (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K on August 19, 2013 and incorporated herein by reference)

4.2
Certificate of Elimination of Series A Convertible Preferred Stock as filed on August 1, 2016 with the State of Delaware (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K on August 2, 2016 and incorporated herein by reference)

4.3++
Registration Rights Agreement dated May 17, 2013 between Magellan Petroleum Corporation and One Stone Holdings II LP (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 26, 2013 and incorporated herein by reference)

10.1++
1998 Stock Option Plan (filed as Exhibit 4.A. to the registrant's Registration Statement on Form S-8 on January 14, 1999 (Registration No. 333-70567) and incorporated herein by reference), as amended by First Amendment to the 1998 Stock Option Plan dated October 24, 2007 (filed as Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference)

10.2++
1998 Stock Incentive Plan, as amended and restated through September 28, 2010 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on December 13, 2010 and incorporated herein by reference), as amended by Amendment to 1998 Stock Incentive Plan effective as of September 9, 2014 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on September 11, 2014 and incorporated herein by reference)

10.3++	Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K on January 17, 2013 and incorporated herein by reference)
10.4++
Form of Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and officers and directors (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on November 30, 2005 and incorporated herein by reference), as amended by Form of Amendment to Non-Qualified Stock Option Agreement between Magellan Petroleum Corporation and directors (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on December 15, 2008 and incorporated herein by reference)

10.5++
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and William H. Hastings, dated as of February 3, 2009 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K on February 9, 2009 and incorporated herein by reference)

10.6++
Non-Qualified Stock Option Performance Award Agreement between Magellan Petroleum Corporation and William H. Hastings, dated as of February 3, 2009 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K on February 9, 2009 and incorporated herein by reference)

10.7++
Amended and Restated Warrant Agreement between Magellan Petroleum Corporation and Young Energy Prize S.A., dated March 11, 2010 (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q on May 14, 2010 and incorporated herein by reference)

10.8++
Options and Stock Purchase Agreement dated October 10, 2014 between Magellan Petroleum Corporation and William H. Hastings (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on October 16, 2014 and incorporated herein by reference)

10.9++	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on June 10, 2013 and incorporated herein by reference)
10.10++
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and J. Thomas Wilson, dated July 9, 2009 (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K on July 14, 2009 and incorporated herein by reference)

10.11++
Non-Qualified Stock Option Performance Award Agreement between Magellan Petroleum Corporation and J. Thomas Wilson, dated July 9, 2009 (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K on July 14, 2009 and incorporated herein by reference)

10.12++
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and J. Thomas Wilson dated November 16, 2011 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K/A on November 16, 2011 and incorporated herein by reference)

10.13++
Amended and Restated Employment Agreement effective as of October 31, 2014 between Magellan Petroleum Corporation and J. Thomas Wilson (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on December 5, 2014 and incorporated herein by reference), as amended by Amendment to Amended and Restated Employment Agreement executed on February 11, 2015 and effective as of October 31, 2014 between Magellan Petroleum Corporation and J. Thomas Wilson (filed as Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q on February 12, 2015 and incorporated herein by reference)

10.14++
Form of Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and non-employee directors, dated April 1, 2010 (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q on May 14, 2010 and incorporated herein by reference)

10.15++
Employment Agreement effective as of October 31, 2014 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on December 5, 2014 and incorporated herein by reference), as amended by Amendment to Employment Agreement effective as of October 12, 2015 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.16++
Restricted Stock Award Agreement effective as of October 12, 2015 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.17++
Transaction Incentive Agreement effective as of October 12, 2015 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.18++
Override Bonus Agreement effective as of October 12, 2015 between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.26 to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.19++
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue, dated as of August 2, 2010 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on August 4, 2010 and incorporated herein by reference)

10.20++
Non-Qualified Stock Option Performance Award Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue, dated as of August 2, 2010 (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference)

10.21++
Non-Qualified Stock Option Award Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue dated November 30, 2011 (filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q on February 10, 2012 and incorporated herein by reference)

10.22++
Non-Qualified Stock Option Performance Award Agreement between Magellan Petroleum Corporation and Antoine J. Lafargue dated November 30, 2011 (filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q on February 10, 2012 and incorporated herein by reference)

10.23++
Form of Restricted Stock Award Agreement under the 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.75 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and incorporated herein by reference)

10.24++
Form of Non-Qualified Stock Option Award Agreement under the 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.76 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and incorporated herein by reference)

10.25++
Form of Performance-Based Non-Qualified Stock Option Award Agreement under the 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2013 and incorporated herein by reference)

10.26++
Form of Restricted Stock Award Agreement under the 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on December 5, 2014 and incorporated herein by reference)

10.27++
Form of Non-Qualified Stock Option Performance Award Agreement for Performance Goal Options under the 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q on February 12, 2015 and incorporated herein by reference) (portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)

10.28++
Form of Non-Qualified Stock Option Performance Award Agreement for Target Stock Price Options and Performance Goal Options under the 2012 Omnibus Incentive Compensation Plan (filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q on February 12, 2015 and incorporated herein by reference) (portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)

10.29++
Employment Agreement effective as of October 31, 2014 between Magellan Petroleum Corporation and Matthew R. Ciardiello (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on December 5, 2014 and incorporated herein by reference)

10.30
Registration Rights Agreement among Magellan Petroleum Corporation and the members of Nautilus Technical Group LLC and Eastern Rider LLC, dated September 2, 2011 (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q on November 14, 2011 and incorporated herein by reference)

10.31
Gas Supply and Purchase Agreement among Magellan Petroleum (N.T.) Pty. Ltd., Santos Limited, and Santos QNT Pty. Ltd., dated September 14, 2011 (filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q on November 14, 2011 and incorporated herein by reference)

10.32++
Collateral Purchase Agreement dated January 14, 2013 between Sopak AG and Magellan Petroleum Corporation (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference)

10.33++
Series A Convertible Preferred Stock Purchase Agreement dated May 10, 2013 between Magellan Petroleum Corporation and One Stone Holdings II LP (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on May 13, 2013 and incorporated herein by reference), as amended by First Amendment dated as of August 3, 2015 to Series A Convertible Preferred Stock Purchase Agreement dated May 10, 2013 between Magellan Petroleum Corporation and One Stone Holdings II LP (filed as Exhibit 10.42 to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.34++
Gas Supply and Purchase Agreement dated September 12, 2013, between Magellan Petroleum (NT) Pty Ltd and Power and Water Corporation (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on September 12, 2013 and incorporated herein by reference) (portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)

10.35
Loan Agreement dated September 17, 2014 between Nautilus Poplar LLC as the Borrower, Magellan Petroleum Corporation as the Guarantor and West Texas State Bank as the Lender (filed as Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)

10.36
Promissory Note Agreement dated September 17, 2014 between Nautilus Poplar LLC as the Borrower and West Texas State Bank as the Lender (filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)

10.37
Guarantee Agreement dated September 17, 2014 between Nautilus Poplar LLC as the Borrower, Magellan Petroleum Corporation as the Guarantor and West Texas State Bank as the Lender (filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)

10.38
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated September 17, 2014 between Nautilus Poplar LLC as the Grantor and West Texas State Bank as Lender (filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)

10.39
Restated Loan Agreement dated June 30, 2015, among Nautilus Poplar LLC as the Borrower, Magellan Petroleum Corporation as the Guarantor, and West Texas State Bank as the Lender (filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.40
Amended and Restated Unlimited Guaranty dated June 30, 2015, among Nautilus Poplar LLC as the Borrower, Magellan Petroleum Corporation as the Guarantor, and West Texas State Bank as the Lender (filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.41
First Amendment dated June 30, 2015 to Deed of Trust dated September 17, 2014 among Nautilus Poplar LLC as the Borrower, Magellan Petroleum Corporation as the Guarantor, and West Texas State Bank as the Lender (filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.42
Amended and Restated Promissory Note dated June 30, 2015, among Nautilus Poplar LLC as the Borrower, Magellan Petroleum Corporation as the Guarantor, and West Texas State Bank as the Lender (filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and incorporated herein by reference)

10.43
Controlled Equity OfferingSM Sales Agreement, dated as of December 24, 2014, between Magellan Petroleum Corporation and Cantor Fitzgerald & Co. (filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K on December 24, 2014 and incorporated herein by reference)

10.44+
Exchange Agreement by and between Magellan Petroleum Corporation and One Stone Holdings II LP, dated as of March 31, 2016 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A on April 13, 2016 and incorporated herein by reference)

10.45+
Secured Promissory Note by and between Magellan Petroleum Corporation and One Stone Holdings II LP, dated as of April 15, 2016 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on April 18, 2016 and incorporated herein by reference)

10.46+
Pledge Agreement by and between Magellan Petroleum Corporation and One Stone Holdings II LP, dated as of April 15, 2016 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on April 18, 2016 and incorporated herein by reference)

10.47++
Amendment to Compensation Agreements dated as of June 13, 2016, between Magellan Petroleum Corporation and Antoine J. Lafargue (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 19, 2016 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of EKS&H LLLP
23.2*	Consent of Allen & Crouch Petroleum Engineers Inc.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Summary reserves report of Allen & Crouch Petroleum Engineers, Inc.
99.2*	Risks Relating to the Business of and Proposed Merger with Tellurian Investments Inc., and the Combined Business Following the Merger
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
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

MAGELLAN PETROLEUM CORPORATION
(Registrant)

Date:	September 13, 2016	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary
(as Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Antoine J. Lafargue	Date:	September 13, 2016
Antoine J. Lafargue, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary (as Principal Executive, Financial and Accounting Officer)

/s/ Brendan S. MacMillan	Date:	September 13, 2016
Brendan S. MacMillan, Director

/s/ Ronald P. Pettirossi	Date:	September 13, 2016
Ronald P. Pettirossi, Director

/s/ J. Robinson West	Date:	September 13, 2016
J. Robinson West, Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EKS&H LLLP
23.2*	Consent of Allen & Crouch Petroleum Engineers Inc.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Summary reserves report of Allen & Crouch Petroleum Engineers, Inc.
99.2*	Risks Relating to the Business of and Proposed Merger with Tellurian Investments Inc., and the Combined Business Following the Merger
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.