Form 10-K/A
period 2016-06-30
MAGELLAN PETROLEUM CORP /DE/
filed 2016-10-27
CIK 61398

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the $0.55 closing price per share of the registrant's common stock as reported by the NASDAQ Capital Market, as of December 31, 2015 (the last business day of the most recently completed second fiscal quarter) was $2,857,981. For the purpose of this calculation, shares of common stock held by each director and executive officer and by each person who owns 10% or more of the outstanding shares of common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of October 14, 2016, the registrant had 5,879,610 shares of common stock outstanding, which is net of 1,209,389 treasury shares held by the registrant.
DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE
Magellan Petroleum Corporation (the "Company") will not be filing its definitive proxy materials for its 2016 annual meeting of the Company's stockholders with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of its fiscal year ended June 30, 2016.
Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which annual report was originally filed with the SEC on September 14, 2016.
This Form 10-K/A amends and restates only Part III - Items 10, 11, 12, 13, and 14, and amends Part IV - Item 15 of the Company's 2016 Form 10-K. No other Items of the previous Form 10-K filing have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in such previous Form 10-K filing. In addition, no other information has been updated for any subsequent events occurring after September 14, 2016, the date of filing of the original Form 10-K.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
This Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K/A that address activities, events, or developments with respect to Magellan's financial condition, results of operations, or economic performance that the Company expects, believes, or anticipates will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. For a discussion of the risk factors that may apply to any forward-looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") and Item 7 ("Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements") of the Company’s Form 10-K filed with the SEC on September 14, 2016, to which this Form 10-K/A relates. Any forward-looking statements in this Form 10-K/A should be considered with such risk factors in mind. Any forward-looking statements in this Form 10-K/A speak as of the filing date of this Form 10-K/A. The Company assumes no obligation to update any forward-looking statements contained in this Form 10-K/A, whether as a result of new information, future events, or otherwise, except as required by securities laws.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company's By-Laws provide for three classes of directors who are elected for terms of three years each and until their successors shall have been elected and shall have been duly qualified. Pursuant to the Company's By-Laws, the Board of Directors (the "Board") has adopted a resolution to set the number of directors at six. In connection with the closing of the transactions contemplated by the Exchange Agreement (the "Exchange Agreement") with One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P., on August 1, 2016, the Company reacquired all of its then-outstanding shares of Series A Preferred Stock (the "Preferred Stock"), the Preferred Stock was eliminated, Messrs. Israel and Gluzman ceased serving as directors of the Company, and the number of existing directors was reduced to four. Upon resignation of the Company's former President and Chief Executive Officer, who was also a director, for Good Reason effective August 5, 2016, the number of remaining existing directors was reduced to three. As a condition to closing the transactions contemplated by the Agreement and Plan of Merger among Magellan, Tellurian Investments Inc. ("Tellurian”) and River Merger Sub, Inc. (the "Merger Agreement") all directors and officers of Magellan and each Magellan subsidiary shall have resigned, except for any person(s) that might be designated by Tellurian.
DIRECTORS HOLDING OFFICE WITH A TERM EXPIRING AT THE 2016 ANNUAL MEETING OF STOCKHOLDERS

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
J. Robinson West	2010	Chairman of the Board and Special Committee, Member of the Audit and Compensation, Nominating, and Governance ("CNG") Committees.
Mr. West (age 70) is the Managing Director of the BCG Center for Energy Impact. The former chairman and founder of PFC Energy (1984-2013), he has advised chief executives of leading national and international oil and gas companies on corporate strategy, portfolio management, acquisitions, divestitures, and investor relations.

Before founding PFC Energy in 1984, Mr. West served in the Reagan administration as Assistant Secretary of the Interior for Policy, Budget, and Administration (1981-1983), with responsibility for U.S. offshore oil policy. His duties included preparation of the department's $6 billion budget and general administrative oversight of its 75,000 employees. He conceived and implemented the five-year Outer Continental Shelf (OCS) leasing schedule and managed the $14 billion per year OCS policy, the largest non-financial auction in the world at that time. Between 1977 and 1980, Mr. West was a first vice president of Blyth, Eastman, Dillon & Co., Inc., an investment banking firm. Prior to that, he served in the Ford administration as Deputy Assistant Secretary of Defense for International Economic Affairs (1976-1977) and on the White House staff (1974-1976). In 1976, he received the Secretary of Defense Medal for Outstanding Civilian Service.

Mr. West has served on many government boards and commissions in several administrations. In 2003 and again in 2008, he was nominated by the President to be a director of the U.S. Institute of Peace (USIP) and was confirmed by the Senate. He served as Chairman of the Board from 2004 until 2014 and is now Chairman Emeritus. He has served as vice chairman of the Secretary of Energy Advisory Board, as a trustee of the Trans-Alaska Pipeline Liability Fund, and as a member of the Chief of Naval Operations Executive Panel, the Industry Policy Advisory Committee on Multilateral Trade Negotiations, and the National Advisory Committee on Handicapped Children. Currently, he is cochairman of the German Marshall Fund of the United States, as well as President of the Wyeth Foundation for American Art. He is also a member of the National Petroleum Council and the Council on Foreign Relations.

In January 2015, Mr. West joined the board of directors of Repsol S.A., a global energy company based in Madrid. He also currently serves as a director of Paragon Offshore Plc (NYSE:PGN), a global provider of standard specification offshore drilling rigs, and Stewart & Stevenson, a designer, manufacturer, and provider of specialized equipment and aftermarket parts and services for the oil and gas and other industries. Mr. West also served as a director of Cheniere Energy, Inc. (NYSE: LNG), a Houston-based energy company primarily engaged in businesses related to liquefied natural gas (“LNG”), from 2001 to 2010, and as a director of Key Energy Services, Inc. (NYSE: KEG), an oil and natural gas well service company based in Houston, Texas, from 2001 to May 2014.

Mr. West received a B.A. from the University of North Carolina at Chapel Hill, a J.D. from Temple University, and was admitted to the Pennsylvania Bar.

Mr. West was selected to serve on the Board for his extensive experience as a consultant to companies in the international oil and gas industries, his U.S. government service related to energy policy matters, and his broad knowledge of board leadership and corporate governance.

Ronald P. Pettirossi	1997	Chairman of the Audit Committee, Member of the CNG and Special Committees.
Mr. Pettirossi (age 73) has been President of ER Ltd., a financial accounting and reporting consulting company, since 1995. Mr. Pettirossi was a director of Magellan Petroleum Australia Limited ("MPAL") from August 2004 until shortly after MPAL was converted to Magellan Petroleum Australia Pty Ltd ("MPA") in April 2013, allowing the Company to alter this subsidiary's board structure and reduce related compensation expense. Mr. Pettirossi is a former audit partner of EY LLP and worked with public and privately held companies for 31 years.

Mr. Pettirossi was selected to serve on the Board for his education, professional training, and skills in financial accounting and reporting, including his 31 years of practice with EY LLP, his work as a financial consultant, and his status as both a CPA and an "audit committee financial expert," as defined by SEC regulations.

DIRECTORS HOLDING OFFICE WITH A TERM EXPIRING AT THE 2018 ANNUAL MEETING OF STOCKHOLDERS

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
Brendan S. MacMillan	2013	Chairman of the CNG Committee, Member of the Audit Committee and Special Committees.
Mr. MacMillan (age 48) is the founder and operator of several private corporations and partnerships in the United States and Canada focused on energy and natural resource investments in private and public debt and equity. Mr. MacMillan has been engaged in these activities as a private equity principal since October 2008. Mr. MacMillan currently serves as President of Highlands Pacific LLC, the general partner of Highlands Pacific Partners LP, which he founded in June 2011. Mr. MacMillan is also the founder and President of Purcell Basin Minerals Inc., a Canadian mining company established in August 2014, Bull River Security Holdings Ltd., founded in February 2012, and Bull River Lending Corp., founded in April 2012. Prior to starting these companies, from October 2004 until October 2008, Mr. MacMillan focused on the energy, natural resource, and industrial sectors in his role as Vice President for the Capital Group Companies, a group of investment management companies that serves as the manager of the American Funds, with over $1 trillion under management. Mr. MacMillan currently serves as a director of Bull River Lending Corp. and Bull River Security Holdings Ltd. Mr. MacMillan received a B.A. degree with High Honors from Wesleyan University in 1991 with a focus on subjects applicable to oil and gas, an M.B.A. degree with a concentration in Finance from Stanford University’s Graduate School of Business in 1995, and a CFA charter in 1999.

Mr. MacMillan was selected to serve on the Board for his 20 years of consulting and investment experience in the energy and natural resource sectors, his experience as a director, and his expertise in finance and investment management.

DIRECTORS DESIGNATED BY THE HOLDER OF SERIES A PREFERRED STOCK
The following two directors were designated by One Stone to serve on the Board pursuant to the provisions of the Certificate of Designations governing the Preferred Stock, whereby for so long as One Stone held Preferred Stock representing at least 15% of the outstanding common stock (assuming full conversion of the Series A Preferred Stock), One Stone had the right to elect two individuals to serve on the Board. Under those provisions, the following two directors were not subject to election to the Board by the holders of common stock. Effective upon the closing of the transactions contemplated by the Exchange Agreement with One Stone and pursuant to the terms of the Certificate of Designations of the Preferred Stock, on August 1, 2016, each of the following two directors ceased serving as members of the Board.

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
Robert I. Israel	2013	Former Chairman of the CNG Committee.
Mr. Israel (age 66) is currently a Managing Member of One Stone Energy Partners, a private equity fund focused on investments in the oil and gas industry in the United States and abroad. He has held that position since 2010. From 2000 to 2010, Mr. Israel was a partner at Compass Advisers, LLP, a transatlantic strategic advisory and private investment firm, where he was the head of the firm’s energy practice. From 1991 to 2000, Mr. Israel was the head of the Energy Department of Schroder & Co., Inc., a multinational asset management company. Mr. Israel is currently a director of the following companies: Brasoil, a company engaged in oil and gas exploration and production in Brazil; BlueCrest Energy LLC, a privately held oil and gas exploration and development company operating in Alaska; and API, Inc., a company that manufactures secure equipment for United States and foreign government agencies. Mr. Israel holds an M.B.A. degree from Harvard University and a B.A. degree from Middlebury College.

Mr. Israel, with over 30 years of corporate finance experience, has a strong business and financial background, especially in the natural resources sector. Mr. Israel also has valuable corporate finance experience, public company board experience, as well as oil and gas industry knowledge.

Vadim Gluzman	2013	Former Member of the CNG Committee.
Mr. Gluzman (age 53) is currently a Managing Member of One Stone Energy Partners, a private equity fund focused on investments in the oil and gas industry in the United States and abroad. He has held that position since 2012. From 1997 to 2012, Mr. Gluzman worked for OAO LUKOIL, a major international vertically-integrated oil and gas company, becoming a vice president of OAO LUKOIL in 2014, and was President of Lukoil Americas Holding. Prior to joining Lukoil in 1997, he worked as a chemical engineer for Teknor Apex Company, an international custom compounder of advanced polymer materials, and at the Moscow Institute of Plastics. Mr. Gluzman holds a Master’s degree in chemical technologies from the Moscow Institute of Chemical Technologies.

Mr. Gluzman has over 15 years of high level oil and gas industry and related corporate finance experience, and broad oil and gas industry knowledge and technical background.

DIRECTOR WHOSE RESIGNATION WAS EFFECTIVE ON AUGUST 5, 2016

Name	Director Since	Other Positions Held with the Company	Age and Business Experience
J. Thomas Wilson	2009	Former President and Chief Executive Officer
Mr. Wilson (age 64) served as the Company’s President and Chief Executive Officer from September 2011 until his resignation for Good Reason effective August 5, 2016. Previously, he served as Senior Consultant to the Company from July 2009 to September 2011. From July 2009 to January 2011, Mr. Wilson also served as First Vice President of Young Energy Prize S.A. (“YEP”), a significant stockholder of the Company from July 2009 to October 2012, and Mr. Wilson served on YEP’s board of directors from November 2007 to November 2008. Mr. Wilson is a veteran in the energy sector, with a strong background in geology and international business development. Mr. Wilson began his career as a geologist with Shell Oil Company before joining Apache Corporation, where he held various management positions and led Apache’s entry into international markets. After his work at Apache, Mr. Wilson served as president of Anderman International, which during his tenure developed the Chernogoskoye field in western Siberia. This property became the core asset of Khantiy Mantsisk Oil Corporation (“KMOC”), for which Mr. Wilson served as the first president. KMOC was later sold to Marathon Oil Corporation and then sold to Lukoil. With his extensive experience in Russian oil and gas, Mr. Wilson joined the management team of Yamal Energy Partners, which developed the South Tambey field, possibly the first Russian-led LNG project in the Russian Republic, which was later sold to Gazprom. Mr. Wilson also served as a director of Central Petroleum Limited (ASX: CTP), a junior exploration and production company that operates one of the largest holdings of prospective onshore acreage in Australia, from March 2014 to July 2016. The Company currently has an investment in Central’s stock. Mr. Wilson holds a B.S. degree in Zoology and Geology from Northern Arizona University and an M.S. degree in Geology from the University of Southern California.

Mr. Wilson was selected to serve on the Board for his strong geology background, his extensive employment history with major companies in the energy field, his operational and business development skills with respect to projects such as LNG production and gas development in Europe and Asia, his experience as an investor and entrepreneur in various private oil and gas entities and ventures, and in light of his position as the Company’s President and Chief Executive Officer until his resignation effective August 5, 2016.

Unless otherwise indicated, all companies referred to with respect to a director’s business experience are principally engaged in the oil, natural gas, and/or mineral exploration, development, and production business, or investments related thereto. There are no family relationships among any of the directors or executive officers.
Executive Officers
The following sets forth the executive officers of the Company, including their names, their ages, their positions with the Company, and their business experience during the last five years.

•
Antoine J. Lafargue (age 42) has served as the Company’s President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary since August 5, 2016. Following the closing of the merger with Tellurian, Mr. Lafargue is expected to serve as Senior Vice President and Chief Financial Officer of Magellan. Previously, Mr. Lafargue served as the Company’s Senior Vice President and Chief Financial Officer, Treasurer, and Corporate Secretary since June 2015. From October 2014 to June 2015, Mr. Lafargue served as the Company’s Senior Vice President of Strategy and Business Development and Chief Commercial Officer, and from August 2010 to October 2014, Mr. Lafargue served as the Company’s Vice President, CFO and Treasurer. Previously, Mr. Lafargue served in a number of senior financial management positions in the United States and Europe, including with private equity and investment banking firms, focusing on investments in the energy and infrastructure sectors. Mr. Lafargue holds master’s degrees in Finance from the Ecole Superieure de Commerce de Paris and in Social and Political Sciences from the Institut d’Études Politiques, both located in France.

•
J. Thomas Wilson (age 64), who was also a director, served as the Company’s President and CEO from September 2011 until his resignation effective August 5, 2016. For information regarding Mr. Wilson’s business experience, see “Directors - Director whose resignation was effective on August 5, 2016” above).

The Company's By-Laws provide that officers are elected by the Board for a term of one year, or until their successors are elected and qualified, provided that any officer may be removed at any time by the Board. No family relationships exist between any of the Company's directors or officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who beneficially own more than 10% of the Company's common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on copies of forms received by it, or written representations from certain reporting persons that no such filings were required for those persons, or other information of which the Company is aware, the Company believes that during the fiscal year ended June 30, 2016, its executive officers, directors, and more than 10% beneficial owners timely filed all reports they were required to file under Section 16(a) of the Exchange Act. Subsequent to June 30, 2016, on July, 19, 2016, Messrs. Lafargue and Wilson filed late Form 4 reports to report the sale of tax-withheld shares upon the vesting, on July 1, 2016, of previously awarded grants of restricted stock. In addition, on August 15, 2016, Messrs. West, MacMillan and Pettirossi filed late Form 4 reports to report common stock awarded to them on August 2, 2016, in respect of their annual director stock compensation awards for July 1, 2016 and July 1, 2017.
Code of Business Conduct and Ethics
We previously adopted a Code of Business Conduct and Ethics for the Company (the "Code"), which was originally named the Standards of Conduct. The Board amended the Code on October 23, 2014. The Code summarizes the compliance and ethical standards and expectations the Company has for all of its officers, directors, and employees, with respect to their conduct in connection with its business. The Code constitutes Magellan's code of ethics within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the NASDAQ listing standards. Under the Code, all directors, officers, and employees ("Employees") must demonstrate a commitment to ethical business practices and behavior in all business relationships, both within and outside of the Company. All Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose. Any waivers of or changes to the Code must be approved by the Board and appropriately disclosed under applicable law and regulations.
The Code is available on the Company's website, http://www.magellanpetroleum.com, under the heading "About Us - Corporate Governance." We intend to provide disclosure regarding waivers of or amendments to the Code by posting such waivers or amendments to the website in the manner provided by applicable law.
Board Committees
The Board has a standing Audit Committee, which is comprised of Messrs. West, MacMillan, and Pettirossi (Chairman), and a standing CNG Committee, which is comprised of Messrs. West, MacMillan (Chairman) and Pettirossi. During fiscal 2016, the members of the CNG Committee were Messrs. MacMillan, Israel (Chairman) and Gluzman, who served in this capacity until the closing of the transactions contemplated by the Exchange Agreement on August 1, 2016, at which time Messrs. Israel and Gluzman ceased serving on the Board and the CNG Committee, and the Board appointments of Messrs. West, MacMillan, and Pettirossi to their respective current positions on the CNG Committee took effect. From June 5, 2015, to September 26, 2016, the Board also had a Special Committee, which was comprised of Messrs. West (Chairman), MacMillan, and Pettirossi, as discussed further below.
The Audit Committee assists the Board in providing oversight of the accounting and financial reporting process of the Company and the audit of the Company's consolidated financial statements. The Board has determined that all of the members of the Audit Committee are “independent,” as defined by the rules of the SEC and the NASDAQ Stock Market, Inc., that each of the members of the Audit Committee is financially literate, and that Mr. Pettirossi is an “audit committee financial expert”, as such term is defined under SEC regulations, by virtue of having the following attributes through relevant education and/or experience:

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

The functions of the Special Committee are set forth in its written charter, as approved on June 5, 2015. Under its charter, the Special Committee was responsible for conducting a strategic alternatives review process, including by considering, and potentially implementing, related amendments to the compensation of the Company's executive officers, with a goal of taking such actions as may have been in the best interest of the stockholders, including, (a) considering, investigating, negotiating, and pursuing all strategic alternatives reasonably available to the Company (the "Strategic Alternatives Review Process"); (b) notwithstanding anything to the contrary in the CNG Committee Charter, having the full power of the Board to consider, negotiate, implement and approve any and all changes in the compensation arrangements of the Company's executive officers if the Special Committee believed that such changes would be necessary or advisable to facilitate, or otherwise in connection with, the Strategic Alternatives Review Process; (c) to retain, at the expense of the Company, such financial, legal, and other advisors, make or cause to be made such public disclosures and filings with the SEC as the Special Committee may have deemed necessary or appropriate to properly conduct the business of the Special Committee and to comply with applicable law; and (d) to keep confidential all information received by it until publicly disclosed by the Company.
On August 2, 2016, the Company's Board approved certain compensation for Messrs. West, MacMillan, and Pettirossi in consideration of i) their service as members of the Special Committee since its formation on June 5, 2015, which service had not been remunerated, and ii) the non-payment by the Company of their compensation as directors of the Company since July 2015, and agreed that this compensation would remain wholly contingent upon the closing of the transactions contemplated by the Merger Agreement and would amount to the issuance of 100,000 shares of the Company's common stock and the payment of $150,000 in cash, each in the aggregate.

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation and Related Matters
The following table sets forth the compensation earned or paid by the Company to its directors during the fiscal year ended June 30, 2016.
Company Board Fees - Fiscal Year 2016

Name	Fees Earned or Paid in Cash (1)	Stock Awards(1)(2)	Option Awards (2)	All Other Compensation(3)	Total
J. Robinson West (4)	$70,000	$—	$—	$9,000	$79,000
Brendan S. MacMillan (5)	$53,000	$—	$—	$9,000	$62,000
Ronald P. Pettirossi (6)	$51,000	$—	$—	$9,000	$60,000
Robert I. Israel (7)	$43,000	$—	$—	$9,000	$52,000
Vadim Gluzman (8)	$43,000	$—	$—	$9,000	$52,000

(1)
All non-employee directors are eligible to receive a base annual cash retainer of $35,000 for their Board service during a fiscal year, as prorated to reflect the period of applicable Board service with respect to any director that served on the Board for only a portion of that fiscal year. Under the terms of the Board’s compensation policy for non-employee directors adopted on May 27, 2009, as amended and restated through November 6, 2012, each non-employee director is eligible to receive an annual award of shares of common stock under the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Omnibus Plan”), with a value equal to $35,000, with the determination of the exact number of shares to be made on July 1 or on the date of the subsequent annual stockholders meeting (“Stock Award”). In either case, the number of shares to be awarded shall be determined using the fair value of the shares as of July 1. In addition, there is an annual cash award alternative to the annual Stock Award whereby a non-employee director may elect to receive $35,000 in cash to exercise previously awarded options to acquire common stock, the exercise price of which is at least equal in value to the common stock eligible for receipt by the director pursuant to the Stock Award (with the difference in the value of the options and $35,000 to be paid in cash, referred to as a Make-Up Payment). On July 3, 2015, the Special Committee of the Board determined that the directors’ annual Stock Award under this policy would be deferred and revisited in a few months after the Strategic Alternatives Review Process by the Special Committee had advanced further and the Company’s liquidity issues were addressed. As of June 30, 2016, the Company had not made the Stock Award payment that is to be determined as of July 1, but had accrued a total of $175,000, representing the $35,000 equity value of the stock award to each non-employee director.

In connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone on August 1, 2016, Messrs. Israel and Gluzman elected to forgo their fiscal 2016 compensation in settlement of the final Cash Amount (as defined in the Exchange Agreement), including fees earned or paid in cash and Stock Awards, and ceased serving as directors of the Company.
On August 2, 2016, pursuant to the Company's director compensation policy and the 2012 Omnibus Plan, a total of 119,505 shares of common stock were issued to the Company's non-employee directors, which represented the amount of stock compensation owed and outstanding to the remaining three directors of the Company, which was due to be issued on July 1, 2015, and 2016.
On September 6, 2016, the Company paid cash compensation owed and outstanding to the remaining three directors of the Company for their service during fiscal 2016, including medical reimbursement as described below, in the aggregate amount of $201,000.

(2)
As noted in Note 1 above, no Stock Award payment was made to directors during the fiscal year ended June 30, 2016. Historically, the amounts shown in the "Stock Awards" and "Option Awards" columns represent the aggregate grant date fair value of the equity awards made during the fiscal year, calculated in accordance with the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 718. As of June 30, 2016, Magellan's directors held the following unexercised stock option awards (whether or not exercisable) and unvested restricted stock awards:

Unexercised Stock Options and Unvested Restricted Stock Awards as of June 30, 2016

Name	Unexercised Stock Options	Unvested Restricted Stock Awards
J. Robinson West	31,250	4,166
Brendan S. MacMillan	—	—
Ronald P. Pettirossi	3,125	—
Robert I. Israel	—	—
Vadim Gluzman	—	—

(3)
The amounts reported include medical reimbursement payments. Under the Company’s medical reimbursement plan for all non-employee directors, the Company reimburses certain directors for the cost of their medical premiums, up to $750 per month. In connection with the closing of the exchange with One Stone on August 1, 2016, Messrs. Israel and Gluzman elected to forgo their fiscal 2016 compensation, including medical reimbursement payments, in settlement of the final Cash Amount, and ceased serving as directors of the Company. During fiscal year 2016, the aggregate cost of the medical reimbursement plan, exclusive of the amounts accrued to Messrs. Israel and Gluzman, was $27,000.

(4)
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

(6)	Amounts reported include the annual retainer of $35,000, a $16,000 annual fee for service as Chair of the Audit Committee, and a $9,000 annual medical reimbursement.

(7)	Amounts reported include the annual retainer of $35,000, an $8,000 annual fee for service as Chair of the CNG Committee, and a $9,000 annual medical reimbursement.

(8)	Amounts reported include the annual retainer of $35,000, an $8,000 annual fee for service on the CNG Committee, and a $9,000 annual medical reimbursement.
In connection with the Company’s acquisition of a significant investment in Central Petroleum Limited (“Central”) (ASX: CTP) stock as a result of the Company’s sale of its assets in the Amadeus Basin of onshore Australia to Central in March 2014, the Company became entitled to appoint one director to the Central board of directors. The Company designated J. Thomas Wilson to serve on the Central board of directors, for which Mr. Wilson received standard director compensation from Central for his services as a member of Central’s board of directors until his resignation therefrom effective July 15, 2016. Due to the sale of a portion of its investment in Central stock during fiscal 2016 to meet its liquidity needs, the Company's share ownership in Central decreased to 1.9% as of June 30, 2016, and the Company will not appoint a replacement director to the board of Central.
Non-Employee Directors' Compensation Policy
Non-employee directors of the Board receive annual compensation as set forth in the table below. The following compensation amounts took effect on July 1, 2009, and reflect the results of the CNG Committee's compensation study undertaken in 2008.

Compensation Type	Amount
Annual Board Member, cash retainer	$35,000
Annual Stock Award (1) (3)	$35,000
Chairman of the Board, cash fee (2) (4)	$25,000
Chairman of the Audit Committee, cash fee (4)	$16,000
Chairman of the CNG Committee, cash fee (3) (4) (5)	$8,000
Member of the Audit Committee, cash fee	$10,000
Member of the CNG Committee, cash fee (3) (5)	$8,000
(1) See Note 1 to the Director Compensation Table above.
(2) In addition, on October 31, 2014, Mr. West was awarded 6,250 restricted shares for service as Chairman of the Board. The shares are scheduled to vest, based on continuing service as Chairman, as follows: (i) 2,084 shares vested on October 31, 2015; (ii) 2,083 shares are scheduled to vest on October 31, 2016; and (iii) 2,083 shares are scheduled to vest on October 31, 2017. The foregoing numbers of shares have been adjusted to reflect the one share-for-eight shares reverse split of the Company’s common stock completed on July 10, 2015.

(3) Effective upon the closing of the exchange with One Stone and pursuant to the terms of the Certificate of Designations of the Preferred Stock, on August 1, 2016, each of One Stone representatives Robert I. Israel and Vadim Gluzman ceased serving as members of the Board. Prior to the termination of their service, Mr. Israel and Mr. Gluzman served as the chairperson and a member, respectively, of the CNG Committee. As part of the settlement of the Cash Amount in connection with the exchange with One Stone, Messrs. Israel and Gluzman agreed to forgo cash and stock compensation due to them for fiscal 2016, including medical reimbursement as described below, in the aggregate amount of $174,000.
(4)On August 2, 2016, the Company's Board approved additional compensation for Messrs. West, MacMillan, and Pettirossi in consideration of i) their service as members of the Special Committee since its formation on June 5, 2015, which service had not been remunerated, and ii) the non-payment by the Company of their compensation as directors of the Company since July 2015, and agreed that this compensation would remain wholly contingent upon the closing of the transactions contemplated by the Merger Agreement and would amount to the issuance of 100,000 shares of the Company's common stock and the payment of $150,000 in cash, each in the aggregate.
(5)On August 5, 2016, as a result of the vacancies left on the CNG Committee following the departure of Messrs. Israel and Gluzman, the Company’s Board appointed Mr. MacMillan to serve as chairperson of the CNG Committee, and each of Messrs. West and Pettirossi to serve as a member of the CNG Committee, and each of Messrs. West, MacMillan, and Pettirossi to serve until the first meeting of the Board following the next annual meeting of stockholders, or until his successor shall be duly appointed, or until his earlier death, resignation or removal, each effective beginning August 1, 2016.
Medical Reimbursement Plan
Under the Company's medical reimbursement plan for all non-employee directors, the Company reimburses certain directors for the cost of their medical premiums, up to $750 per month. During fiscal year 2016, the aggregate cost of this reimbursement plan, exclusive of the amounts accrued to Messrs. Israel and Gluzman, was $27,000.
Share Ownership Guidelines
In conjunction with the non-employee directors’ compensation policy, the Board also adopted share ownership guidelines for non-employee directors. Under the guidelines, each non-employee director is to own a minimum of 12,500 shares of common stock, and shares purchased in the open market or received as annual equity awards under the 1998 Stock Incentive Plan or the 2012 Omnibus Plan are credited toward satisfaction of the guidelines. New directors are allowed time to meet the guidelines, and all directors serving on the Board since 2009 were allowed to satisfy the guidelines by July 1, 2013. Messrs. West, MacMillan, and Pettirossi currently meet the guidelines. The Board also determined that Messrs. Israel and Gluzman satisfied the guidelines in view of the fact that they are managing members of One Stone, which until the closing of the exchange with One Stone on August 1, 2016, had a significant equity investment in the Company through its ownership of shares of Preferred Stock and which had designated Messrs. Israel and Gluzman to serve on the Board.
Named Executive Officer Compensation
Overview
At the beginning of this section, executive officer compensation objectives, programs, and policies are discussed. Later, you will find more specific information about the compensation earned or paid in the fiscal year ended June 30, 2016, to (i) Antoine J. Lafargue, the Company's President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary since August 5, 2016, who has served as the Company's Senior Vice President and Chief Financial Officer, Treasurer, and Corporate Secretary since June 2015, and (ii) J. Thomas Wilson, who served as the Company's President and Chief Executive Officer from September 2011 until his resignation effective August 5, 2016, whom we refer to collectively as Magellan's "named executive officers" (or "NEOs") for the 2016 fiscal year. That information includes a discussion of the material terms of the plans and arrangements under which the NEOs are or were compensated, and the Executive Compensation Tables for the NEOs.
Board Oversight of Executive Compensation; Role of the Special Committee
Under its charter and notwithstanding anything to the contrary in the charter of the CNG committee, effective with its formation on June 5, 2015, the Special Committee had the full power of the Board to consider, negotiate, implement and approve any and all changes in the compensation arrangements of the Company's executive officers if the Special Committee believed that such changes would be necessary or advisable to facilitate, or otherwise in connection with, the Strategic Alternatives Review Process. Such changes could include (i) amendments to the employment agreements of such officers, (ii) grants of awards to such officers under the Company's equity compensation plans (and the Special Committee was designated the administrator of each such plan to the extent it was necessary for it to approve any such grants), and (iii) grants of cash, cash-based or other awards, with each such amendment or grant to be subject to such terms and conditions as the Special Committee deemed appropriate.

Board Oversight of Executive Compensation; Role of the CNG Committee
The Company’s executive compensation program has been developed and is continually monitored by the Board, acting on the recommendation of the CNG Committee. The CNG Committee has responsibilities and powers related to compensation matters and certain specified corporate governance matters.
Under its charter, the CNG Committee is responsible for assisting the Board in overseeing the Company's management compensation policies and practices, including (i) determining and recommending to the Board for its approval the compensation of the Company's executive officers; (ii) reviewing and recommending to the Board for its approval management incentive compensation policies and programs and exercising discretion in the administration of such programs; and (iii) reviewing and recommending to the Board for its approval equity compensation programs for directors, officers, employees, and consultants, and exercising discretion in the administration of such programs.
The Board, acting upon recommendations of the CNG Committee, is ultimately responsible for determining the types and amounts of compensation paid to each NEO. In fulfilling its role, the Board considers the Company's performance and strategic objectives in determining, on an annual basis, whether any corresponding adjustments to NEOs' compensation levels are warranted, in light of the attainment of these performance objectives. Neither the CNG Committee nor the Board engaged a compensation consultant during the fiscal year ended June 30, 2016.
During the fiscal year ended June 30, 2016, neither Mr. Lafargue nor Mr. Wilson determined or approved any element or component of his own base salary or any other aspects of his compensation.
Objectives of the Compensation Program
The Company's executive compensation program is designed to motivate and reward NEOs in a fiscally responsible manner, while aligning each executive's interests with those of the stockholders and prudently conserving cash resources to fund the Company's growth plans and strategic objectives. The oil and gas exploration and production industry has historically been highly competitive, a trend that has increased significantly in the last decade. As a result, experienced professionals have significant career mobility. Magellan is a smaller company in a highly-competitive industry and competes for executive talent with a large number of exploration and production companies, many of which have a significantly larger market capitalization than the Company. The Company's ability to motivate and reward its executive officers and other key employees is essential to maintaining a competitive position in the oil and gas industry. The Board believes that the Company's comparatively smaller size, relatively small executive management team, current liquidity constraints, and the uncertainty related to the Strategic Alternatives Review Process pose unique challenges for the Company and, therefore, are substantial factors in the design of the Company's executive compensation program.
In light of the foregoing factors, the Board, through the Special Committee and the CNG Committee, also strives to maintain compensation programs that are generally competitive within the independent oil and gas industry in the United States. The award of base salary, annual cash bonuses, equity-based awards, incentive compensation and benefit packages to NEOs are approved by the Board after such matters are initially reviewed and approved by the Special Committee or CNG Committee and thereafter recommended by the Special Committee or CNG Committee to the Board for approval. The Board has utilized a compensation strategy by which the Company’s executive officers will be paid base salaries that are generally lower than salaries prevailing in the marketplace for similarly situated companies and will receive awards of equity compensation and incentive compensation to supplement their cash salaries. Despite the Company’s small market capitalization, equity compensation permits the Company to attract talented executives and to offer attractive overall compensation packages by permitting executive officers to participate in the future growth of the Company (through an increase in the price of the stock acquired through the equity awards) in lieu of receiving a higher up-front base salary and cash bonus. The use of equity compensation as a component of an executive officer’s overall compensation package is consistent with the Company’s objective to: (i) motivate and reward executive officers in a fiscally-responsible manner; (ii) align the interests of executive officers with those of stockholders; and (iii) conserve cash resources to fund the Company’s growth plans and strategic objectives (together, the “Compensation Objective”).
Periodically, the CNG Committee (i) reviews the executive compensation program to assess whether the program remains competitive with those of similar companies, (ii) considers the program's effectiveness in creating adequate incentives for executive officers to find, acquire, develop, and produce oil and gas reserves in a cost-effective manner, and identify and execute strategic transactions, and (iii) determines what changes, if any, are appropriate in light of the Company's overall performance and ability to attract and retain talented executive officers.
The Board may, in addition to base salaries, authorize annual cash bonuses and equity-based awards in the future for its executive officers based upon the attainment of operational and strategic goals. Except with respect to market-based and performance-based option grants, and incentive compensation for Mr. Lafargue, we have not adopted specific target or performance levels which would automatically result in increases or decreases in executive officer compensation. Instead, compensation determinations are based upon a consideration of many factors, including those described below. We have not assigned relative weights or rankings to these factors. Specific elements of the Company's performance and individual performance that we consider in setting compensation policies and making compensation decisions include the following factors:

•	the cyclical nature of the oil and gas business and industry trends in the North American, UK, and Australian oil and gas markets;

•
the growth in the quantity and value of proved oil and natural gas reserves, volumes of oil and natural gas produced by the Company, and the executives' ability to replace oil and natural gas produced with new oil and natural gas reserves;

•	the Company's oil and gas exploration costs and operating costs, cash flow used in operations, annual revenues, and (loss) earnings per share;

•	the market value of Magellan common stock on the NASDAQ exchange;

•
the extent to which management has been successful in finding and creating opportunities to participate in acquisition and farm-in transactions and exploitation and drilling ventures having quality prospects;

•	management's ability to formulate and maintain sound budgets for the Company's business activities and overall financial condition;

•	the success of the Company's acquisition and exploration activities and the achievement by management of specific tasks and goals set by the Board from time to time;

•	the effectiveness of compensation packages in motivating management to remain in the Company's employ; and

•	the ability of management to effectively implement risk management practices.
In addition to considering these performance elements, the Board considers each NEO's longevity of service and his or her individual performance, leadership, and business knowledge.
Overview of the Compensation for Antoine J. Lafargue, President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary
Mr. Lafargue’s Employment Agreement with the Company, dated October 31, 2014 and amended on October 12, 2015, and July 13, 2016 (the “2014 Lafargue Agreement”), provides for an annual base salary of $300,224, subject to an annual cost of living increase effective each January 1 during the term of the 2014 Lafargue Agreement. Mr. Lafargue’s current annual base salary is $300,224. The 2014 Lafargue Agreement does not provide for guaranteed cash bonuses but rather potential cash bonuses recommended by the CNG Committee and approved by the Board commensurate with Mr. Lafargue’s and the Company’s performance. The 2014 Lafargue Agreement also provides that if the Company terminates Mr. Lafargue’s employment without Cause or he resigns for Good Reason (both as defined in the 2014 Lafargue Agreement), Mr. Lafargue will be entitled to receive a “severance benefit” equal to the amount of base salary that Mr. Lafargue would have received if he remained employed for twelve months following his termination, based upon his then-current base salary without further increase, payable in twelve equal monthly installments, and a continuing “medical benefit,” as defined in the 2014 Lafargue Agreement, payable toward health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), in an amount based upon the amount then currently paid to Mr. Lafargue for group health coverage, for up to a maximum of eighteen months from his termination. In the case of non-renewal of an initial or renewal term of the 2014 Lafargue Agreement, the severance benefit amount payable to Mr. Lafargue upon termination is reduced to the amount of base salary that Mr. Lafargue would have received if he remained employed for six months, and there is no medical benefit. If, during the Qualifying Transaction Period, as defined in the October 12, 2015 amendment to the 2014 Lafargue Agreement, Mr. Lafargue experiences a Qualifying Termination, also as defined in the October 12, 2015 amendment, then the severance benefit amount payable to Mr. Lafargue is increased to the lesser of twice Mr. Lafargue’s then-current base salary and $600,000, with the difference between the amount payable in the case of a Qualifying Termination and the amount payable without such Qualifying Termination (the “CIC Severance Amount”) payable on the later of the date of the Qualifying Transaction, as defined in the October 12, 2015 amendment, or the date on which the first monthly installment of the severance benefit is paid.
In addition, the October 12, 2015 incentive compensation agreements with Mr. Lafargue include (i) a grant under the 2012 Omnibus Plan of 62,500 restricted shares of Magellan common stock that are to vest immediately prior to the completion of a Qualifying Transaction (as defined in the agreement), (ii) a cash award under the 2012 Omnibus Plan ranging from $0 to $1 million, contingent upon the completion of a Qualifying Transaction, with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the Qualifying Transaction above a minimum market value threshold of $1.60 per share, as adjusted for any applicable dividends, (iii) a phantom stock award under the 2012 Omnibus Plan, based on the value of 62,500 notional shares, payable in cash, with payment contingent upon completion of a Qualifying Transaction, and (iv) an override bonus agreement, which provides for a potential cash bonus outside of the 2012 Omnibus Plan that would double the amounts payable under the awards available under clauses (i), (ii), and (iii) above, in certain circumstances.
See “Additional Information Regarding Executive Compensation-Employment Agreements with the 2016 Named Executive Officers” below for additional information. See “-Equity-Based Compensation” below for a discussion of equity-based compensation for Mr. Lafargue.
Overview of Compensation for J. Thomas Wilson, Former President and Chief Executive Officer
Effective September 27, 2011, the Board appointed Mr. Wilson as the Company's President and Chief Executive Officer. Mr. Wilson resigned from all positions with the Company for Good Reason effective August 5, 2016. Mr. Wilson’s Employment Agreement with the Company, as amended and restated as of October 31, 2014 (the “Amended 2014 Wilson Agreement”), provided for an annual base salary of $300,000, subject to an annual cost of living increase effective each January 1 during the term of the Amended 2014 Wilson Agreement. Mr. Wilson’s annual base salary was $300,000 for fiscal 2016. Under the Amended 2014 Wilson Agreement, Mr. Wilson received a performance and retention bonus of $90,000 on January 15, 2015, and was eligible to receive such other bonus awards, if any, as shall be determined by the Board in its sole discretion, after receipt of a recommendation by the CNG Committee. The Amended 2014 Wilson Agreement also provided that if the Company terminated Mr. Wilson’s employment without Cause or he resigned for Good Reason (both as defined in the Amended 2014 Wilson Agreement), and except in the case of non-renewal, Mr. Wilson would be entitled to receive a severance benefit equal to the amount of base salary that Mr. Wilson would have received if he remained employed for twelve months following his termination, based upon his then-current base salary without further increase, and a continuing medical benefit, as defined in the Amended 2014 Wilson Agreement, payable toward COBRA health coverage, in an amount based upon the amount then-currently paid to Mr. Wilson for group health coverage, for up to a maximum of eighteen months from his termination. Upon Mr. Wilson's resignation for Good Reason effective August 5, 2016, Mr. Wilson became entitled to the foregoing benefits, which amounted to approximately $441,000 in the aggregate, inclusive of Mr. Wilson's accrued vacation balance as of August 5, 2016. In the case of non-renewal of an initial or renewal term of the Amended 2014 Wilson Agreement, the severance benefit amount payable to Mr. Wilson upon termination would have been reduced to the amount of base salary that Mr. Wilson would have received if he remained employed for six months, and there would have been no medical benefit. See “Additional Information Regarding Executive Compensation - Employment Agreements with 2016 Named Executive Officers” below. See “-Equity-Based Compensation” below for a discussion of equity-based compensation for Mr. Wilson.
Elements of Compensation
The Company seeks to achieve the Compensation Objectives by providing its NEOs with the following elements of compensation:

•	a base salary that represents cash compensation based on parity with other internal roles and external industry-based competitiveness;

•	an opportunity to receive cash bonus awards based upon the achievement of goals and objectives attained during the course of a fiscal year;

•	potential equity-based awards under the Company's 2012 Omnibus Plan;

•	pension/retirement benefits and other personal benefits under NEOs' employment contracts, as described below;

•	benefit programs provided to U.S. employees, including health care benefits, dental, life, vision, long-term and short-term disability coverage;

•	termination payments and other benefits under the NEOs' employment agreements, in the event that the NEO's employment is terminated under specified circumstances; and

•	certain awards that will vest and/or payout upon the successful completion of a strategic transaction.
Each of the material elements of the Company's compensation program is discussed in greater detail below.
Base Salary
The Board reviews and determines, after receipt of a recommendation from the CNG Committee, the base salary of each NEO. The purpose of base salary is to reflect each NEO's executive job responsibilities, individual performance, and competitive compensation levels. Under his employment agreement, Mr. Lafargue's current annual base salary is $300,224 and is subject to an annual increase. Under his employment agreement, Mr. Wilson's annual base salary was $300,000 and was subject to an annual increase.

Annual Cash Bonus Awards
The Board, pursuant to the recommendation of the CNG Committee, may award an NEO an annual cash bonus. The purpose of a cash bonus would be to better align executive performance with annual strategic goals while enhancing stockholder value. The NEOs did not receive annual cash bonus awards during fiscal year 2016.
Special Cash Bonus Awards
The NEOs did not receive special cash bonus awards during fiscal year 2016.
Equity-Based Compensation Overview
Under the Company’s prior 1998 Stock Incentive Plan, the Company was authorized to grant stock options, stock appreciation rights, and stock awards to employees, officers, directors, and consultants. The Company replaced the 1998 Stock Incentive Plan with a new 2012 Omnibus Incentive Compensation Plan approved by the stockholders at the 2012 annual meeting. The 2012 Omnibus Plan provides for the granting of awards to employees, officers, directors, and consultants in any combination of the following:
•stock options;
•stock appreciation rights;
•restricted stock and/or restricted stock units;
•performance shares and/or performance units;
•incentive awards;
•cash awards; and/or
•other stock-based awards.
The 2012 Omnibus Plan provides for grants of options principally at an option price per share of 100% of the fair value of the Company’s common stock on the date of the grant. Options are generally granted with a one-year, two-year, or a three-year vesting period and a ten-year term. Options generally vest in equal annual installments over the vesting period. The 2012 Omnibus Plan also provides for the grant of stock appreciation rights subject to terms as determined by the CNG Committee and evidenced in a form also determined by the CNG Committee. In addition, the 1998 Stock Incentive Plan permitted the award of restricted stock to eligible participants and permitted the CNG Committee to make an annual award of shares of unrestricted common stock to the Company’s non-employee directors equal in value of up to 50% of the annual cash retainer payable to these directors.
The Company accounts for all equity-based awards granted, modified, or settled after July 1, 2005 in accordance with the requirements of ASC Topic 718. With the exception of the annual stock awards to non-employee directors, which typically occur on July 1 of each fiscal year, the Company does not have a specific program or plan with regard to the timing or dating of option grants or other awards, and options or other awards under the 2012 Omnibus Plan and the 1998 Stock Incentive Plan have not been granted at regular intervals or on pre-determined dates. Rather, the Board’s decisions as to when options are granted have historically been made at the complete discretion of the Board upon the recommendation of the CNG Committee.
As of October 14, 2016, there were 726,973 stock options outstanding, of which 720,723 were fully vested and exercisable. If all of these vested options were exercised in full, the underlying shares would represent approximately 11% of Magellan's issued and outstanding shares of common stock.
Mr. Lafargue Equity Awards
In connection with the initial appointment of Mr. Lafargue as the Company’s Vice President and CFO and Treasurer, on August 2, 2010, the CNG Committee and the Board awarded to Mr. Lafargue, subject to the terms and conditions of the 1998 Stock Incentive Plan, a total of 100,000 non-qualified stock options with an exercise price of $14.72 per share, which exercise price was the “fair market value” (as defined in Section 5(c) of the 1998 Stock Incentive Plan) of a share of Magellan common stock as of the grant date, and which total options were comprised of 50,000 time-based options and 50,000 performance-based options. The time-based options were vested in full as of June 30, 2016. The performance-based options were to vest in full upon completion of the Evans Shoal transaction on or before June 30, 2011. Because the Evans Shoal transaction was not completed, the performance-based options issued to Mr. Lafargue were forfeited as of June 30, 2011, and allocated back to the share reserve for the 1998 Stock Incentive Plan.
On November 30, 2011, the CNG Committee and the Board awarded to Mr. Lafargue a total of 75,000 non-qualified stock options with an exercise price of $8.80 per share, which exercise price was the “fair market value” (as defined in Section 5(c) of the 1998 Stock Incentive Plan) of a share of Magellan common stock as of the grant date, comprised of 50,000 time-based options and 25,000 performance-based options. All of these 75,000 options were fully vested as of June 30, 2016.

On July 1, 2013, 18,750 restricted shares of Magellan common stock were awarded to Mr. Lafargue pursuant to the 2012 Omnibus Plan, of which 6,250 restricted shares vested on July 1, 2014, 6,250 restricted shares vested on July 1, 2015, and 6,250 restricted shares vested on July 1, 2016.
On October 15, 2013, non-qualified options to purchase 103,125 shares of Magellan common stock at an exercise price of $8.24 per share were granted to Mr. Lafargue under the 2012 Omnibus Plan. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed below under “-Stock Option Program-2014 Performance Options.” As of June 30, 2016, 25,780 of these options were fully vested, and the vesting of the remaining 77,345 options was accelerated in connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone on August 1, 2016. As of October 14, 2016, all of these 103,125 options were fully vested.
On October 31, 2014, 31,250 non-qualified options to purchase shares of Magellan common stock at an exercise price of $14.40 per share were granted to Mr. Lafargue under the 2012 Omnibus Plan. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed below under “-Stock Option Program-2015 Performance Options.” As of June 30, 2016, none of the options had vested, but the vesting of these 31,250 options was accelerated in connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone on August 1, 2016. As of October 14, 2016, all of these 31,250 options were fully vested.
Also, on October 31, 2014, 3,750 restricted shares of Magellan common stock were awarded to Mr. Lafargue pursuant to the 2012 Omnibus Plan. The 3,750 restricted shares vested on December 31, 2015.
As of October 14, 2016, all of Mr. Lafargue's outstanding stock options were fully vested and exercisable. Any unvested portion of Mr. Lafargue’s remaining equity-based and non-equity incentive compensation will vest in accordance with the provisions of the incentive compensation agreements with Mr. Lafargue, as discussed in more detail under “-Employment Agreements with the 2016 Named Executive Officers-Mr. Lafargue.”
Mr. Wilson Equity Awards
Prior to his appointment as President and Chief Executive Officer effective September 27, 2011, Mr. Wilson was granted the following stock options: (i) 48,437 options granted on February 2, 2009 with an exercise price of $9.60 per share; and (ii) 37,500 options granted on April 1, 2010 with an exercise price of $17.92 per share, all of which options were fully vested as of June 30, 2016.
In connection with Mr. Wilson's appointment as the Company's President and Chief Executive Officer effective September 27, 2011, on November 7, 2011 the CNG Committee and the Board awarded to Mr. Wilson (i) 31,250 non-qualified time-based stock options with an exercise price of $8.64 per share, which exercise price was the “fair market value” (as defined in Section 5(c) of the Company’s 1998 Stock Incentive Plan) of a share of the common stock as of the grant date; and (ii) 12,500 shares of time-based restricted stock with both the stock options and the restricted stock subject to the terms of the 1998 Stock Incentive Plan. These stock options and restricted stock were fully vested as of June 30, 2016.
The above option share numbers reflect certain transfers made by Mr. Wilson on May 8, 2012 of one-half of each of the options previously granted to Mr. Wilson, pursuant to a domestic relations order in connection with a marital dissolution proceeding.
On July 1, 2013, 18,750 restricted shares of common stock were awarded to Mr. Wilson pursuant to the 2012 Omnibus Plan. 6,250 of those restricted shares vested on July 1, 2014, 6,250 of those restricted shares vested on July 1, 2015, and 6,250 restricted shares vested on July 1, 2016.
On October 15, 2013, options to purchase 125,000 shares of common stock at an exercise price of $8.24 per share were granted under the 2012 Omnibus Plan to Mr. Wilson. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed below under “-Stock Option Program-2014 Performance Options.” As of June 30, 2016, 31,250 of these options were fully vested, and the vesting of the remaining 93,750 options was accelerated in connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone on August 1, 2016. As of October 14, 2016, all of these 125,000 options were fully vested.
On October 31, 2014, a total of 125,000 non-qualified options to purchase shares of common stock at an exercise price of $14.40 per share were granted under the 2012 Omnibus Plan to Mr. Wilson, comprised of 50,000 market-based options and 75,000 performance-based options. The vesting and exercisability of those options are subject to performance conditions and other terms as discussed below under “-Stock Option Program-2015 Performance Options.” As of June 30, 2016, none of the options had vested, but the vesting of these 125,000 options was accelerated in connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone on August 1, 2016. As of October 14, 2016, all of these 125,000 options were fully vested. Also, on October 31, 2014, 3,750 restricted shares of common stock were awarded to Mr. Wilson pursuant to the 2012 Omnibus Plan. The 3,750 restricted shares vested on December 31, 2015.

Stock Option Program
2015 Performance Options
On October 31, 2014, the CNG Committee, as plan administrator for the 2012 Omnibus Plan and in connection with the establishment of a new senior management incentive compensation program, approved a stock option program for the NEOs (the “2015 Program”). On October 31, 2014, under the 2015 Program, options to acquire a total of 206,250 shares of common stock (the “2015 Performance Options”) were granted under the 2012 Omnibus Plan to the NEOs, consisting of options to acquire 31,250 shares and 125,000 shares granted to Messrs. Lafargue and Wilson, respectively. The options are performance-based and were scheduled to vest and become exercisable upon the achievement of certain performance goals. As set out in more detail below, all of the 2015 Performance Options granted to Mr. Lafargue, and 75,000 of 2015 Performance Options granted to Mr. Wilson were scheduled to vest based upon the Company achieving certain operational performance goals, including performance goals related to the achievement of certain developmental milestones with respect to the Company's Poplar asset, and other potential strategic transactions that were subject to future Board determinations (the “2015 Performance Goal Options”). The remaining 50,000 of the 2015 Performance Options granted to Mr. Wilson were scheduled to vest based upon the market price of the common stock achieving a specified price hurdle and sustaining that price hurdle for a set period of time (the “2015 Stock Price Options”).
The 2015 Stock Price Options were scheduled to vest and become exercisable, subject to ongoing employment and a three-year vesting period, if, at the end of any period of 90 trading days (a “Window”), (A) the closing price of the common stock as reported by NASDAQ (the “Closing Price”) on each of the first 10 trading days of a Window equaled or exceeded $40.00 per share; and (B) the median of the Closing Prices for the common stock during such Window equaled or exceeded $40.00 per share.
The 2015 Performance Goal Options were scheduled to vest and become exercisable, subject to ongoing employment, proportionately upon the Company achieving the following goals (the "2015 Performance Goals"):

2015 Performance Goals		Percentage of Performance Goal Tranche
Goal #1:	The decision by the Board that the Company has received a commercially viable commitment for the provision of CO2 to the Poplar field at a price of no more than $2.50 per MCF (not including transportation costs).	20%
Goal #2:	A decision by the Board that the Poplar field is a commercially viable CO2-EOR project, ready for full field development either internally or externally.	40%
Goal #3:	The Board's determination to move the U.K. play forward, as evidenced by the decision to commence, or an arrangement by which a third party will commence, the operation of a well in the Weald Basin in the U.K.	20%
Goal #4:	The Board's decision to move forward with the Farnham Dome project, which shall be marked by both (i) the Board's identification of an applicable project for use of CO2 from Farnham Dome and (ii) a decision by the Board to purchase Farnham Dome or exercise the right to enter into a CO2 purchase agreement for Farnham Dome's CO2 for use in connection with that project or in other projects.	20%
As of June 30, 2016, none of the 2015 Performance Goals had been achieved by the Company, and thus none of the 2015 Performance Goal Options had vested as of that date. The 2015 Performance Goal Options contained a provision for acceleration of vesting in certain circumstances, including immediate vesting upon sale or disposition of all or substantially all of the Company’s assets located in the United States. In connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone on August 1, 2016, a disposition of substantially all of the Company’s assets located in the United States occurred, and all of the 2015 Performance Goal Options became fully vested and exercisable.
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
2014 Performance Options
On October 15, 2013, the CNG Committee, as plan administrator for the 2012 Omnibus Plan, approved a stock option program for the NEOs and certain other key employees of the Company (the “2014 Program”). Under the 2014 Program, options to acquire a total of 375,000 shares of common stock (the “2014 Performance Options”) were granted on October 15, 2013, to eight key management employees, including the NEOs, with options to acquire 103,125 shares and 125,000 shares granted to Messrs. Lafargue and Wilson, respectively. The 2014 Performance Options are performance-based and were scheduled to become vested and exercisable upon the achievement of certain performance goals. As set out in more detail below, 50% of the 2014 Performance Options were scheduled to vest based upon the market price of the common stock achieving a specified price hurdle and sustaining that price hurdle for a set period of time (the “2014 Stock Price Options”), and the remaining 50% of the 2014 Performance Options were scheduled to vest based upon the Company achieving certain operational performance goals, including performance goals related to planned or possible drilling, development, production, and other potential strategic transactions that are subject to future Board determinations (the “2014 Performance Goal Options”).
The 2014 Stock Price Options were scheduled to vest and become exercisable, subject to ongoing employment, when, at the end of any period of 90 trading days (a “Window”), (A) the closing price of one share of common stock as reported by NASDAQ (the “Closing Price”) on each of the first ten (10) trading days of a Window equaled or exceeded $18.80 per share, and (B) the median of the Closing Price for the common stock during such Window is equaled to or exceeded $18.80 per share. As of June 30, 2016, the 2014 Stock Price Options had not vested and become exercisable.
The 2014 Performance Goal Options were scheduled to vest and become exercisable, subject to ongoing employment, proportionately upon the Company achieving the following goals (the "2014 Performance Goals"):

2014 Performance Goals		Percentage of Performance Goal Tranche
Goal #1:	Completion of the drilling of the CO2-EOR pilot program	10%
Goal #2:	A determination by the Board that the CO2-EOR pilot program proves the economically-attractive scalability to the Company of a phased, full field CO2-EOR project at Poplar.	40%
Goal #3:	Sale of substantially all Amadeus Basin assets at the Board approved prices and terms, or commencement of sales under the Dingo Gas Sales and Purchase Agreement.	20%
Goal #4:	Ability to participate in the drilling of at least one well in the Weald Basin along with Celtique Energie with internally developed funding (i.e., proceeds of a sale of assets) or an approved farm-out.	20%
Goal #5:	Approval and execution of a farm-out agreement for the drilling of at least one well in NT/P82.	10%
As of June 30, 2014, 2014 Performance Goals #1, 3, and 4 had been achieved by the Company, and thus the corresponding percentage of 2014 Performance Goal Options had vested and become exercisable. As of June 30, 2016, no further 2014 Performance Goals had been achieved by the Company, and thus no further 2014 Performance Goal Options had vested as of that date.
The 2014 Performance Options contained a provision for acceleration of vesting in certain circumstances, including immediate vesting upon sale or disposition of all or substantially all of the Company’s assets located in the United States. In connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone on August 1, 2016, a disposition of substantially all of the Company’s assets located in the United States occurred, and all of the remaining unvested 2014 Performance Options, including the 2014 Stock Price Options and the 2014 Performance Goal Options related to 2014 Performance Goals #2 and #5, became fully vested and exercisable.
All of the 2014 Performance Options have an exercise price of $8.24 per share, which is equal to the NASDAQ closing price of the common stock on the grant date of October 15, 2013. The 2014 Performance Options have a term of 10 years. If an employee’s employment with the Company is terminated for Cause or when grounds for Cause exist, all Options granted to that employee will immediately terminate. If the employee is terminated without Cause by the Company or terminates employment for Good Reason, 2014 Performance Options vested and exercisable at the time of termination may be exercised for one year. If a portion of the 2014 Performance Options remains unvested at the time of termination, a portion of those 2014 Performance Options based upon the period of employment during the three-year period following the grant will remain in suspense for nine months after the termination and may vest and become exercisable if the stock price hurdle or performance goals are met during that nine-month period. With respect to 2014 Performance Options that vest and become exercisable, they are exercisable for the same year period from the date of termination. If an optionee is terminated or terminates his or her employment for any other reason other than the reasons outlined above, the options vested and exercisable at the time of the termination may be exercised for a period of 90 days.
Pension/Retirement Benefits
The Company does not provide qualified pension benefits or any supplemental executive retirement benefits to any of its NEOs.
Mr. Lafargue is eligible to participate in the Company's 401(k) retirement savings plan, which became effective as of October 15, 2010 (the "401(k) Plan"), and Mr. Wilson was eligible to participate in the 401(k) Plan during his employment with the Company in fiscal year 2016. Under the 401(k) Plan, all employees of the Company are eligible to participate after an initial period of three months of employment. The 401(k) Plan permits participants to make salary deduction contributions to their plan accounts and provides that the Company will make a 3.5% match of the employee's contributions, up to an annual maximum of 3.5% of salary. During fiscal 2016, the Company made qualified matching contributions on behalf of Mr. Lafargue in the amount of $9,355, and made qualified matching contributions on behalf of Mr. Wilson in the amount of $6,112.
Additional Benefit Programs
Perquisites and other benefits represent a small part of the overall compensation package. These benefits are reviewed periodically to ensure that they are competitive with industry norms. If greater than $10,000, the aggregate costs associated with the benefits we provided to Mr. Lafargue or Mr. Wilson are included in the "All Other Compensation" column of the Summary Compensation Table set forth below.
During fiscal year 2016, the Company paid $19,899 for health and life insurance benefits for Mr. Lafargue and $2,460 for parking for Mr. Lafargue.
During fiscal year 2016, the Company paid $24,299 for health and life insurance benefits for Mr. Wilson, a $7,385 allowance for Mr. Wilson's car, and $3,060 for parking for Mr. Wilson.
Post Termination Payments and Benefits
For a narrative description of the material terms of each agreement that provides for payments or benefits to an NEO in the event of the termination of its employment under various circumstances, including upon resignation, retirement, disability, death, termination for cause, termination without Cause, and termination for Good Reason, as defined in its agreement, or in the event of a change in control of the Company, see "Employment Agreements with 2016 Named Executive Officers," "Overview of the Compensation for Antoine J. Lafargue, President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary," "Overview of Compensation for J. Thomas Wilson, former President and Chief Executive Officer," and "Equity-Based Compensation."
Compensatory Arrangements upon the Successful Completion of a Strategic Transaction
On October 12, 2015, the Company entered into a series of new incentive compensation agreements with Antoine J. Lafargue consisting of (i) a grant under the 2012 Omnibus Plan of 62,500 restricted shares of Magellan common stock that are to vest immediately prior to the completion of a Qualifying Transaction (as defined in the agreement), (ii) a cash award under the 2012 Omnibus Plan ranging from $0 to $1 million, contingent upon the completion of a Qualifying Transaction, with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the Qualifying Transaction above a minimum market value threshold of $1.60 per share, as adjusted for any applicable dividends, (iii) a phantom stock award under the 2012 Omnibus Plan, based on the value of 62,500 notional shares, payable in cash, with payment contingent upon completion of a Qualifying Transaction, and (iv) an override bonus agreement, which provides for a potential cash bonus outside of the Company’s 2012 Omnibus Plan that would double the amounts payable under the awards available under clauses (i), (ii), and (iii) above, in certain circumstances. These awards are subject to performance conditions and other terms as discussed below under “-Employment Agreements with the 2016 Named Executive Officers-Mr. Lafargue.”
Tax Considerations
The Company intends to operate its executive compensation program in good faith compliance with Section 409A of the U.S. Internal Revenue Code and the related regulations and other guidance issued by the U.S. Internal Revenue Service. At this time, the Company does not expect that Section 162(m) of the U.S. Internal Revenue Code ("Section 162(m)") will have any material effect on the Company's executive officer compensation because the Company's policy is primarily to design and administer compensation plans which support the achievement of long-term strategic objectives and enhance shareholder value, whether or not such compensation is deductible under Section 162(m). Where it is consistent with the Company's compensation objectives, the CNG Committee may also attempt to structure compensation programs that are tax-advantageous to the Company, but such structure cannot be ensured. Historically, the annual taxable compensation paid to any executive officer which was not "performance-based compensation" that met the requirements of Section 162(m) has not exceeded the Sections 162(m) limit of $1 million.
Conclusions
The Board believes that the Company’s executive compensation program is and will be a critical element in ensuring the Company’s continued success as it grows and pursues its strategic objectives. Motivation, attraction, retention, and the NEOs’ alignment with the interests of the Company’s stockholders are the key objectives of the program. The continued improvement in business results and increased stockholder value are driven by the performance of highly-motivated executives. In the opinion of the Board, the design and operation of the Company’s executive compensation programs, along with the monitoring of executive officers’ performance against the factors identified above, results in compensation levels appropriate to promote the Company’s continued success and the best interests of its stockholders as the Company continues to pursue its strategic objectives.
Additional Information Regarding Executive Compensation
Employment Agreements with 2016 Named Executive Officers
The Company has entered into written employment agreements with each of Messrs. Lafargue and Wilson that provide for certain severance payments and other benefits in the event that their respective employment with the Company is terminated under various circumstances, as described below (Mr. Wilson's employment with the Company was terminated effective August 5, 2016, for Good Reason). Generally, we use these provisions to provide some assurance to the Board that the Company will continue to be able to rely on the NEOs continuing in their positions with us, without concern that they might be distracted by the personal uncertainties and risks created by any proposed or threatened change in control of the Company.
Mr. Lafargue
On December 3, 2014, the Company entered into an Employment Agreement with Mr. Lafargue, effective as of October 31, 2014 as amended on October 12, 2015, and July 13, 2016 (the “2014 Lafargue Agreement”), pursuant to which Mr. Lafargue (i) has served as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary since August 5, 2016, (ii) served as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary from June 19, 2015 until August 5, 2015, and (iii) served as the Company’s Senior Vice President of Strategy and Business Development and Chief Commercial Officer from October 31, 2014 until June 19, 2015.
Tellurian Merger
As a condition precedent to the closing of the merger with Tellurian, Mr. Lafargue shall have released any and all contractual or similar obligations payable to him from Magellan or its affiliates, or otherwise owed to him as a result of his services as an officer, director, agent or employee of Magellan or its affiliates, provided that such release (i) will be subject to receipt by Mr. Lafargue of an offer of employment by Magellan, effective as of the effective time of the merger, providing for terms and conditions substantially similar to those set forth in the Tellurian disclosure schedule to the Merger Agreement and (ii) will not affect any right of Mr. Lafargue to indemnification and insurance as provided in the Merger Agreement. Such contractual or similar obligations include those provided by the 2014 Lafargue Agreement.
Following the closing of the merger with Tellurian, Mr. Lafargue’s title is expected to be Senior Vice President and Chief Financial Officer of Magellan. His initial salary is expected to be set at an annual rate of $350 thousand, subject to annual merit-based increases beginning on January 1, 2018. Beginning on January 1, 2017, Mr. Lafargue is expected to be eligible to receive an annual target cash bonus of 150% of his annual salary (with a stretch target cash bonus of 200% of his annual salary) that will be discretionary and based on company and personal performance milestones which will be agreed between the President of the combined company and Mr. Lafargue within one month of his start date. The employment agreement is expected to have a three-year term, and Mr. Lafargue’s employment will be subject to termination by Magellan for “cause.” Mr. Lafargue is expected to receive a signing bonus of (i) $990,000 in cash, payable on the day after the closing of the transactions contemplated by the Merger Agreement, subject to the release by Mr. Lafargue of any and all contractual or similar obligations payable to him from Magellan or its affiliates, or otherwise owed to him as a result of his services as an officer, director, agent or employee of Magellan or its affiliates; and (ii) 800 thousand shares of Magellan stock expected to be issued to Mr. Lafargue, of which 150 thousand will vest in equal quarterly installments over an 18-month period and the remaining 650 thousand will not vest until the affirmative final investment decision of the combined company's board of directors to move forward with a project. Mr. Lafargue will also be entitled to participate in the employee benefit programs of the combined company. The terms and conditions of Mr. Lafargue’s employment agreement remain subject to further negotiation and approval by the board of directors of Tellurian.

2014 Lafargue Agreement
Under the 2014 Lafargue Agreement, Mr. Lafargue will devote substantially all of his business time and attention and best efforts to the affairs of the Company and its subsidiaries and his duties.
The 2014 Lafargue Agreement provides for a 26-month term of employment (the “Initial Term”), commencing on October 31, 2014, and ending on December 31, 2016, unless earlier terminated as provided in the 2014 Lafargue Agreement. If not terminated before December 31, 2016, the Initial Term will automatically renew for one or more successive one-year periods (each, a “Renewal Term”) unless in each case at least six months prior to the end of the Initial Term or Renewal Term, as the case may be, either the Company or Mr. Lafargue gives written notice to the other party electing to permit the 2014 Lafargue Agreement to terminate on the last day of the Initial Term or Renewal Term, as the case may be.
The 2014 Lafargue Agreement provides for an initial base salary of $300,224, subject to an annual cost of living increase beginning January 1, 2016, and effective each January 1 thereafter. No such increase was made to Mr. Lafargue’s salary on January 1, 2016. Mr. Lafargue is entitled to receive cash bonuses recommended in the future by the CNG Committee and approved by the Board. No such bonuses were paid to Mr. Lafargue during the year ended June 30, 2016. The 2014 Lafargue Agreement confirms, pursuant to the terms of the 2012 Omnibus Plan, (i) a nonqualified stock option award comprised of options to acquire an aggregate of 31,250 shares of the Company’s common stock with an exercise price equal to the closing market price on the grant date, and (ii) a restricted stock award of 3,750 shares of Magellan common stock (together, the “Lafargue Equity Incentives”). Mr. Lafargue is also entitled to reimbursement of certain advisory expenses and his business expenses while performing services for the Company, as well as reimbursement for reasonable legal expenses incurred in connection with negotiation and execution of the 2014 Lafargue Agreement and the Lafargue Equity Incentives, up to an amount not to exceed $10,000. Mr. Lafargue is also entitled to participate in all employee benefit plans and programs of the Company.
The 2014 Lafargue Agreement confirms an award to Mr. Lafargue of (i) a grant under the 2012 Omnibus Plan of 62,500 restricted shares of Magellan common stock that are to vest immediately prior to the completion of a Qualifying Transaction (as defined in the agreement and generally described below), (ii) a cash award under the 2012 Omnibus Plan ranging from $0 to $1 million, contingent upon the completion of a Qualifying Transaction, with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the Qualifying Transaction above a minimum market value threshold of $1.60 per share, as adjusted for any applicable dividends, (iii) a phantom stock award under the 2012 Omnibus Plan, based on the value of 62,500 notional shares, payable in cash, with payment contingent upon completion of a Qualifying Transaction, and (iv) an override bonus agreement, which provides for a potential cash bonus outside of the 2012 Omnibus Plan that would double the amounts payable under the awards available under clauses (i), (ii), and (iii) above, in certain circumstances.
The 2014 Lafargue Agreement may be terminated by the Company in the event of Mr. Lafargue’s death or Disability (as defined in the 2014 Lafargue Agreement). If Mr. Lafargue dies or becomes disabled, then the Company will pay Mr. Lafargue or his representatives (i) his base salary through the date of such termination of employment, plus his base salary for the period of any vacation time earned but not taken for the year in which termination of employment occurs; (ii) any other compensation and benefits to the extent actually earned by him under any other benefit plan or program of the Company as of the date of such termination of employment; and (iii) any reimbursement amounts owing to Mr. Lafargue (the amounts in clauses (i), (ii), and (iii) are referred to as the “Accrued Benefits”). In addition, outstanding equity incentives would vest as per the equity agreements (the “Vesting Benefit”).
The 2014 Lafargue Agreement may also be terminated for “Cause” by the Company. “Cause” is defined as (i) an act or acts of dishonesty or fraud relating to the performance of his services to the Company; (ii) a breach of his duties or responsibilities under the 2014 Lafargue Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) his conviction of a felony or any crime involving moral turpitude; (iv) his material failure (for reasons other than death or Disability) to perform his duties or “insubordination” (defined as refusal to execute or carry out the lawful directions from the Board or its duly appointed designees) where he has been given written notice of the acts or omissions constituting such failure or insubordination, and he has failed to cure such conduct, where susceptible to cure, within 10 days following such notice; or (v) a breach of any provision of any material policy of the Company or any of his non-competition, non-disclosure, and related obligations under the 2014 Lafargue Agreement. If Mr. Lafargue is terminated for Cause, he will only be entitled to receive payment of the Accrued Benefits.
If the Company terminates Mr. Lafargue’s employment for any reason other than non-renewal, death, Disability, or Cause, then the Company shall pay to Mr. Lafargue (i) the Accrued Benefits; (ii) a defined severance benefit (the “Severance Benefit”); and (iii) certain continuing health insurance payment benefits if Mr. Lafargue elects to continue insurance coverage under the Company’s health insurance plans pursuant to COBRA (the “Medical Benefit”) following termination of employment, and (iv) the Vesting Benefit. The Severance Benefit shall equal the amount of base salary that Mr. Lafargue would have received if he remained employed for an additional twelve months following his termination of employment, based upon his then-current base salary without further increase. The Severance Benefit as so determined shall be divided into 12 equal installments and paid out to Mr. Lafargue after termination of employment according to a one-year payment schedule. In addition, if, during a period beginning 74 days prior to the signing of the definitive agreement pursuant to which a Qualifying Transaction occurs and ending 10 months after the Qualifying Transaction occurs, Mr. Lafargue is terminated by the Company other than for non-renewal, Disability or Cause or if Mr. Lafargue terminates his employment for Good Reason, Mr. Lafargue is entitled to an additional cash severance payment equal to (x) the lesser of (i) two years’ of Mr. Lafargue then-current base salary and (ii) $600,000, minus (y) the Severance Benefit (the “CIC Severance Amount”). The CIC Severance Amount shall be paid at the later of the Qualifying Transaction and the first installment of the Severance Benefit. A “Qualifying Transaction” shall mean either of the following occurring prior to December 31, 2017: (i) any transaction or series of related transactions pursuant to which a person acquires at least 50% of the combined voting power of the then-outstanding voting securities of the Company, and (ii) the stockholders of the Company approve a complete liquidation or dissolution of the Company, but only if such approval occurs coincident with or following the sale or other disposition of greater than 95%, as defined by gross market value on the October 12, 2015, of the gross assets of the Company. In the case of non-renewal of the Initial Term or Renewal Term of the 2014 Lafargue Agreement, the severance benefit amount payable to Mr. Lafargue upon termination would have been reduced to the amount of base salary that Mr. Lafargue would have received if he remained employed for six months, and there is no Medical Benefit.
Mr. Lafargue is also entitled to terminate his employment with the Company for “Good Reason.” In the event of his termination of employment for Good Reason, Mr. Lafargue shall be entitled to receive the Accrued Benefits, Severance Benefit, the Medical Benefit and the Vesting Benefit described above. “Good Reason” means, without Mr. Lafargue’s consent, (A) a material reduction in the scope of the authority, functions, duties, or responsibilities of his employment from that which is contemplated by the 2014 Lafargue Agreement; provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another entity shall not constitute Good Reason; (B) a material reduction in his base salary, taking into account any cost of living adjustments based on his employment outside of the Denver, Colorado metropolitan area, cash bonus opportunity, long-term incentives, or severance protections; (C) the Company materially changing the geographic location in which he must perform services from the Denver, Colorado metropolitan area to any other location other than the metropolitan area of Houston, Texas, Dallas, Texas, or New York, New York; or (D) any material breach by the Company of any provision of the 2014 Lafargue Agreement without Mr. Lafargue having committed any material breach of his obligations under the 2014 Lafargue Agreement, in each case of (A), (B), (C), or (D), which breach is not cured by the Company within 30 days following written notice thereof to the Company of such breach.
Mr. Lafargue is also entitled to terminate his employment with the Company at any time without Good Reason. In the event of his termination of employment without Good Reason, the Company may elect to have Mr. Lafargue’s employment with the Company terminate immediately following the receipt of Mr. Lafargue’s notice of termination without Good Reason, by paying Mr. Lafargue an amount equal to one month of Mr. Lafargue’s then-current base salary. In addition, in the event of a termination by Mr. Lafargue without Good Reason, Mr. Lafargue would be entitled to receive (i) the Accrued Benefits and (ii) the Vesting Benefit.
Mr. Wilson
Amended 2014 Wilson Agreement
On February 11, 2015, the Company entered into an Amendment to the Employment Agreement entered into on December 3, 2014, both effective as of October 31, 2014, (together, the “Amended 2014 Wilson Agreement”) with J. Thomas Wilson, under which Mr. Wilson served as the Company’s President and Chief Executive Officer until his resignation for Good Reason (as defined in the Amended 2014 Wilson Agreement) effective August 5, 2016, at which time the Amended 2014 Wilson Agreement terminated.
In connection with Mr. Wilson’s resignation for Good Reason he will receive (i) monthly severance payments amounting to $300,000 in the aggregate, for a period of 12 months, (ii) payment of his accrued vacation amounting to approximately $106,000, (iii) reimbursement of medical benefits for a period of up to 18 months, estimated to amount to approximately $35,000 in the aggregate, and (iv) reimbursement of outstanding expenses. Mr. Wilson will also continue to be entitled to certain equity incentive awards, which were previously granted to Mr. Wilson, subject to the terms of these various awards. On August 9, 2016, Mr. Wilson executed a Termination, Voluntary Release, and Waiver of Rights Agreement with the Company.
The Amended 2014 Wilson Agreement provided for a 26-month term of employment (the “Initial Term”), commencing on October 31, 2014, and ending on December 31, 2016, unless terminated earlier as provided in the Amended 2014 Wilson Agreement. If not terminated before December 31, 2016, the Initial Term would have automatically renewed for one or more successive one-year periods (each, a “Renewal Term”), unless in each case at least six months prior to the end of the Initial Term or Renewal Term, as the case may have been, either the Company or Mr. Wilson gave written notice to the other party electing to permit the Amended 2014 Wilson Agreement to terminate on the last day of the Initial Term or Renewal Term, as the case may have been.
The Amended 2014 Wilson Agreement provided for an initial base salary of $300,000, subject to an annual cost of living increase beginning on July 1, 2016, and effective each January 1 thereafter. No such increase was made to Mr. Wilson’s base salary on July 1, 2016. The Amended 2014 Wilson Agreement also provided for an annual car allowance in the amount of $9,600. The Amended 2014 Wilson Agreement provided for a performance and retention bonus of $90,000 that was paid to Mr. Wilson on January 15, 2015. In addition, during the Initial Term or and Renewal Term, Mr. Wilson was not guaranteed a cash bonus, but was eligible to receive other bonus awards, if any, as recommended by the CNG Committee and approved by the Board based on the Company’s and Mr. Wilson’s performance. The Amended 2014 Wilson Agreement confirmed, pursuant to the terms of the 2012 Omnibus Plan, (i) a nonqualified stock option award to acquire an aggregate of 125,000 shares of the Company’s common stock with an exercise price equal to the closing market price on the grant date, and (ii) a restricted stock award of 3,750 shares of Magellan common stock (together, the “Wilson Equity Incentives”).
Mr. Wilson was also entitled to participate in all employee benefit plans and programs of the Company. Mr. Wilson was entitled to reimbursement of his business and advisory expenses while performing services for the Company, as well as reimbursement for reasonable legal expenses incurred in connection with negotiation and execution of the Amended 2014 Wilson Agreement and the Wilson Equity Incentives, up to an amount not to exceed $10,000.
If the Company had terminated Mr. Wilson’s employment for any reason other than non-renewal, death, Disability or Cause, then the Company would have been required to pay to Mr. Wilson: (i) his base salary through the date of such termination of employment, plus his base salary for the period of any vacation time earned but not taken for the year of termination of employment (the “Salary Benefit”); (ii) any other compensation and benefits to the extent actually earned by him under any other benefit plan or program of the Company as of the date of such termination of employment (the “Other Benefits”); (iii) any reimbursement amounts for reasonable business expenses approved by the Company and owed to Mr. Wilson under the Wilson Agreement (the “Reimbursement Benefit” and collectively with the Salary Benefit and Other Benefits, the “Accrued Benefits”); (iv) a defined severance benefit (the “Severance Benefit”); and (v) certain continuing health insurance payment benefits, if Mr. Wilson elected to continue insurance coverage under the Company’s health insurance plans pursuant to COBRA following termination of employment (the “Medical Benefit”). In addition, the equity incentives would vest as per the equity agreements (the “Vesting Benefit”). The Severance Benefit was equal to the amount of base salary that Mr. Wilson would have received if he remained employed for 12 months following his termination, based upon his then-current base salary without further increase. In the case of non-renewal of the Initial Term or Renewal Term of the Amended 2014 Wilson Agreement, the severance benefit amount payable to Mr. Wilson upon termination would have been reduced to the amount of base salary that Mr. Wilson would have received if he remained employed for six months, and there would have been no Medical Benefit.
In the event of the death of Mr. Wilson during the course of his employment under the Amended 2014 Wilson Agreement, Mr. Wilson’s estate (or other person having such entitlement pursuant to the terms of the applicable plan or program) would have been entitled to receive the Accrued Benefits and the Vesting Benefit. In addition, in the event of such death, Mr. Wilson’s beneficiaries would have received any death benefits owed to them under the Company’s employee benefit plans.
The Amended 2014 Wilson Agreement was subject to termination by the Company in the event of Mr. Wilson’s Disability by giving him written notice of termination at least 30 days before the date of such termination. In the event of termination of employment because of Disability, Mr. Wilson would have been entitled to receive (i) the Accrued Benefits, and (ii) his rights in respect of the equity incentives would have been as set forth in the equity incentive agreements.
The Amended 2014 Wilson Agreement may have also been terminated for Cause by the Company. “Cause” is defined as (i) an act or acts of dishonesty or fraud by Mr. Wilson relating to the performance of his services to the Company; (ii) a breach by Mr. Wilson of his duties or responsibilities under the Amended 2014 Wilson Agreement resulting in significant demonstrable injury to the Company or any of its subsidiaries; (iii) Mr. Wilson’s conviction of a felony or any crime involving moral turpitude; (iv) Mr. Wilson’s material failure (for reasons other than death or Disability) to perform his duties under the Amended 2014 Wilson Agreement or “insubordination” (defined as refusal to execute or carry out lawful directions from the Board or its duly appointed designees) where Mr. Wilson had been given written notice of the acts or omissions constituting such failure or insubordination, and he had failed to cure such conduct, where susceptible to cure, within 10 days following such notice; or (v) a breach by Mr. Wilson of any provision of any material policy of the Company or any of his obligations under the Amended 2014 Wilson Agreement (e.g., confidentiality, non-solicitation, non-competition, and non-disparagement obligations) where Mr. Wilson had been given written notice of the acts or omissions constituting such breach, where susceptible to cure within 10 days following such notice; provided, however, that no cure would have been allowed under clause (iv) or (v) if Mr. Wilson had previously been allowed to cure an event under either such clause. If Mr. Wilson was terminated for Cause, he would have only been entitled to receive payment of the Accrued Benefits.

Mr. Wilson was entitled to terminate his employment with the Company for Good Reason (as defined in the Amended 2014 Wilson Agreement). In the event of his termination of employment for Good Reason, Mr. Wilson was entitled to receive: (i) the Accrued Benefits; (ii) the Severance Benefit; (iii) the Medical Benefit; and (iv) the Vesting Benefit. “Good Reason” as defined in the Amended 2014 Wilson Agreement, means only, without Mr. Wilson’s written consent, (A) a material negative change in the scope of the authority, functions, duties, or responsibilities of Mr. Wilson’s employment from that which is contemplated by the Amended 2014 Wilson Agreement, provided that a change in scope solely as a result of the Company no longer being a public company or becoming a subsidiary of another entity would not constitute Good Reason; (B) the Company materially changing the geographic location in which Mr. Wilson must perform services from the Denver, Colorado metropolitan area or the Company engaging the services of a long-term replacement President and Chief Executive Officer; or (C) any material breach by the Company of any provision of the Amended 2014 Wilson Agreement without Mr. Wilson having committed any material breach of his obligations thereunder, in each case of (A), (B), or (C), which breach was not cured by the Company within 30 days following written notice thereof to the Company of such breach. If an event giving grounds for termination of employment for Good Reason occurred, and Mr. Wilson failed to give notice of termination within 60 days after the occurrence of such event, Mr. Wilson would have been deemed to have waived his right to terminate employment for Good Reason with respect to such event.
Mr. Wilson was also entitled to terminate his employment with the Company at any time without Good Reason. In the event of his termination of employment without Good Reason, the Company may have elected to have Mr. Wilson’s employment with the Company terminate immediately following the receipt of Mr. Wilson's notice of termination without Good Reason, by paying Mr. Wilson an amount equal to one month of Mr. Wilson’s then-current base salary. In addition, in the event of a termination by Mr. Wilson without Good Reason, Mr. Wilson would have been entitled to receive (i) the Accrued Benefits and (ii) the Vesting Benefit.
Executive Compensation Tables
The following table summarizes the total compensation paid or earned by persons who served as Magellan's principal executive officer or principal financial officer during the fiscal year ended June 30, 2016, or who are otherwise required to be disclosed herein (the "named executive officers"):
Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus(2)	Stock Awards(3)(4)	Option Awards(3)	Non-equity Incentive Plan Compen-sation	Change in Pension Value and Non- Qualified Deferred Compen-sation Earnings	All Other Compen-sation(5)	Total
Antoine J. Lafargue, President, CEO, CFO, Treasurer, and Corporate Secretary	2016	$321,008	$—	$—	$—	$—	$—	$31,714	$352,722
	2015	$319,902	$—	$54,000	$221,050	$—	$—	$37,633	$632,585
J. Thomas Wilson, former President and CEO(6)	2016	$325,384	$—	$—	$—	$—	$—	$40,856	$366,240
	2015	$301,189	$90,000	$54,000	$999,835	$—	$—	$52,268	$1,497,292

(1)
Salary for fiscal 2016 includes amounts of accrued additional salary for vacation days not taken of $18,474 and $23,077 for Messrs. Lafargue and Wilson, respectively. Salary for 2015 includes amounts of accrued additional salary for vacation days not taken of $29,512 and $11,075 for Messrs. Lafargue and Wilson, respectively.

(2)	Pursuant to Mr. Wilson's employment agreement, he was paid a performance bonus of $90,000 on January 16, 2015.

(3)
Amounts reported represent the aggregate grant date fair value of the equity awards calculated in accordance with ASC Topic 718. The grant date values have been determined based on assumptions and methodologies discussed in Notes 1 and 11 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Certain of the option awards are subject to performance conditions, and the grant date fair values reported reflect the determination that the probable outcome of such conditions will be the achievement of the highest level of such performance conditions.

(4)
On Oct 12, 2015, pursuant to the 2012 Omnibus Plan and the terms of the 2014 Lafargue Agreement, the Company granted 62,500 shares of restricted stock to Mr. Lafargue, which shares vest upon the occurrence of a Qualifying Transaction, as defined in the 2014 Lafargue Agreement. Since the occurrence of a Qualifying Transaction is outside of the Company's control, it cannot be deemed probable under ASC Topic 718, and therefore, the fair value of the restricted shares, at their grant date of October 12, 2015, was $0. If the highest level of the performance condition associated with this grant were achieved, the grant date fair value of the award would have been $46,250.

(5)    The amounts for fiscal year 2016 entitled "All Other Compensation" are detailed in the following table:

Name	Qualified Retirement Plan Employer Match	Premiums For Health Insurance Plans	Car Allowance	Premiums for Life and Disability Insurance Plans	Secured Parking Fees
Antoine J. Lafargue	$9,355	$18,455	$—	$1,444	$2,460
J. Thomas Wilson	$6,112	$22,855	$7,385	$1,444	$3,060

(6)	Mr. Wilson also served as a director of the Company until his resignation effective August 5, 2016.
The following table lists the outstanding equity awards as of June 30, 2016, for each of the NEOs:
Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Antoine J. Lafargue(1)	50,000	—	—	$14.72	8/2/2020	—	—	—	—
Antoine J. Lafargue(1)	75,000	—	—	$8.80	11/30/2021	—	—	—	—
Antoine J. Lafargue(1)	25,780	—	77,345	$8.24	10/15/2023	—	—	—	—
Antoine J. Lafargue(1)	—	—	31,250	$14.40	10/31/2024	—	—	—	—
Antoine J. Lafargue(1)	—	—	—	$—	—	6,250	$7,375(2)	62,500	$73,750(2)
J. Thomas Wilson(3)	24,218	—	—	$9.60	2/2/2019	—	—	—	—
J. Thomas Wilson(3)	18,750	—	—	$17.92	4/1/2020	—	—	—	—
J. Thomas Wilson(3)	15,625	—	—	$8.64	11/7/2021	—	—	—	—
J. Thomas Wilson(3)	31,250	—	93,750	$8.24	10/15/2023	—	—	—	—
J. Thomas Wilson(3)	—	—	125,000	$14.40	10/31/2024	—	—	—	—
J. Thomas Wilson(3)	—	—	—	$—	—	6,250	$7,375(2)	—	—

(1)
In connection with his initial appointment as the Company's Chief Financial Officer and Treasurer, on August 2, 2010, Mr. Lafargue was awarded 50,000 non-qualified, time-based stock options with an exercise price of $14.72 per share, all of which were vested as of June 30, 2016. On November 30, 2011, Mr. Lafargue was awarded a total of 75,000 non-qualified stock options with an exercise price of $8.80 per share, comprised of 50,000 time-based options and 25,000 performance-based options. All of these 75,000 options were fully vested as of June 30, 2016. On July 1, 2013, 18,750 restricted shares of common stock were awarded to Mr. Lafargue pursuant to the 2012 Omnibus Plan. 6,250 of those restricted shares vested on July 1, 2014, 6,250 of those restricted shares vested on July 1, 2015, and 6,250 of those restricted shares vested on July 1, 2016. On October 15, 2013, non-qualified options to purchase 103,125 shares of common stock at an exercise price of $8.24 per share were granted under the 2012 Omnibus Plan to Mr. Lafargue. On March 31, 2014, 25,780 of those options vested, and on August 1, 2016, the remaining 77,345 options vested. On October 31, 2014, 31,250 non-qualified options to purchase shares of common stock at an exercise price of $14.40 per share were granted under the 2012 Omnibus Plan to Mr. Lafargue. On August 1, 2016, all of those 31,250 options vested. Also, on October 31, 2014, 3,750 restricted shares of common stock were awarded to Mr. Lafargue pursuant to the 2012 Omnibus Plan. The 3,750 restricted shares vested on December 31, 2015.
On October 12, 2015, the Company entered into a series of new incentive compensation agreements with Antoine J. Lafargue consisting of (i) a grant under the 2012 Omnibus Plan of 62,500 restricted shares of common stock that are to vest immediately prior to the completion of a Qualifying Transaction, (ii) a cash award under the 2012 Omnibus Plan ranging from $0 to $1 million, contingent upon the completion of a Qualifying Transaction (as defined in the agreement), with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the Qualifying Transaction above a minimum market value threshold of $1.60 per share, as adjusted for any applicable dividends, (iii) a phantom stock award under the 2012 Omnibus Plan based on the value of 62,500 notional shares, payable in cash, with payment contingent upon completion of a Qualifying Transaction, and (iv) an override bonus agreement, which provides for a potential cash bonus outside of the Company’s 2012 Omnibus Plan that would double the amounts payable under the awards available under (i), (ii), and (iii), above, in certain circumstances. These awards are subject to performance conditions and other terms as discussed below under “Employment Agreements with 2016 Named Executive Officers - Mr. Lafargue.”

(2)
The market value of the shares of restricted stock that had not vested as of June 30, 2016, is based on the closing market price of the Company's common stock of $1.18 per share as reported by NASDAQ on June 30, 2016.

(3)
In connection with Mr. Wilson's appointment as the Company's President and Chief Executive Officer effective September 27, 2011, Mr. Wilson was awarded (a) 31,250 non-qualified time-based stock options with an exercise price of $8.64 per share; and (b) 12,500 shares of time-based restricted stock. These stock options and restricted stock were fully vested as of June 30, 2016. Prior to his appointment as the Company's President and Chief Executive Officer, Mr. Wilson was granted the following stock options: (a) 48,437 options granted on February 2, 2009 with an exercise price of $9.60 per share; and (b) 37,500 options granted on April 1, 2010 with an exercise price of $17.92 per share, all of which options were fully vested as of June 30, 2016. The above option share numbers reflect certain transfers made by Mr. Wilson on May 8, 2012 of one-half of each of the options previously granted to Mr. Wilson, pursuant to a domestic relations order in connection with a marital dissolution proceeding. On July 1, 2013, 18,750 restricted shares of common stock were awarded to Mr. Wilson pursuant to the 2012 Omnibus Plan. 6,250 of those restricted shares vested on July 1, 2014, 6,250 of those restricted shares vested on July 1, 2015, and 6,250 of those restricted shares vested on July 1, 2016. On October 15, 2013, options to purchase 125,000 shares of common stock at an exercise price of $8.24 per share were granted under the 2012 Omnibus Plan to Mr. Wilson. On March 31, 2014, 31,250 of those options vested, and on August 1, 2016, the remaining 93,750 options vested. On October 31, 2014, a total of 125,000 non-qualified options to purchase shares of common stock at an exercise price of $14.40 per share were granted under the 2012 Omnibus Plan to Mr. Wilson, comprised of 50,000 market-based options and 75,000 performance-based options. On August 1, 2016, all of those 125,000 options vested. Also, on October 31, 2014, 3,750 restricted shares of common stock were awarded to Mr. Wilson pursuant to the 2012 Omnibus Plan. The 3,750 restricted shares vested on December 31, 2015.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management
The following table sets forth the number of shares of the Company's common stock owned beneficially as of October 14, 2016, (unless another date is specified by footnote below) by each director of the Company and each NEO listed in the Summary Compensation Table included in Item 11 above, and by all current directors and current executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership*
Name of Individual or Group	Shares	Options	Percent of Class (1)
J. Robinson West, Director (2)	75,922	31,250	1.81%
Brendan S. MacMillan, Director (3)	377,559	—	6.42%
Ronald P. Pettirossi, Director (4)	65,259	3,125	1.16%
Antoine J. Lafargue, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary (5)	78,051	259,373	5.50%
J. Thomas Wilson, Former President, Chief Executive Officer, and Director (6)	74,144	308,591	6.18%
Directors and Executive Officers as a Group (a total of 4 persons)	596,791	293,748	14.43%

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

(1)	Based on a total of 5,879,610 shares of common stock outstanding as of October 14, 2016.

(2)	Mr. West holds 75,922 shares of common stock and holds vested options to acquire a total of 31,250 shares of common stock.

(3)	Includes 263 shares held by Mr. MacMillan’s spouse and a total of 9,469 shares held by Mr. MacMillan as UTMA custodian for his daughters.

(4)	Mr. Pettirossi holds 65,259 shares of common stock and holds vested options to acquire a total of 3,125 shares of common stock.

(5)	Mr. Lafargue holds 78,051 shares of common stock and holds vested options to acquire a total of 259,373 shares of common stock.

(6)
Mr. Wilson holds 74,144 shares of common stock and holds vested options to acquire a total of 308,591 shares of common stock. Upon his resignation effective August 5, 2016, Mr. Wilson ceased serving as an executive officer and a director of the Company.

Other Security Holders
The following table sets forth information (as of the date indicated) as to all persons or groups known to the Company to be beneficial owners of more than 5% of the Company’s issued and outstanding common stock as of October 14, 2016:

Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class
Hammer Wealth Group, Inc. 330 Forest Ave., Suite 201 Locust Valley, NY 11560	536,692	(1)	9.13%	(2)
Brendan S. MacMillan 150A Manchester Street San Francisco, California 94110	377,559	(3)	6.42%	(2)
J. Thomas Wilson 700 East Ninth Avenue, Suite 200 Denver, Colorado 80203	382,735	(4)	6.18%	(5)
Antoine J. Lafargue 1775 Sherman Street, Suite 1950 Denver, Colorado 80203	337,424	(6)	5.50%	(7)

(1)
On February 11, 2016, Hammer Wealth Group, Inc. filed a Schedule 13G/A with the SEC indicating that it was a registered investment advisor, and as of December 31, 2015, had beneficial ownership of 536,692 shares of the Company's common stock, representing beneficial ownership of 9.41% of the Company's issued and outstanding common stock, such percentage calculated based on 5,702,532 shares of the Company's issued and outstanding common stock as of November 6, 2015.

(2)	Based on a total of 5,879,610 shares of common stock outstanding as of October 14, 2016.

(3)	This information is based in part on a Schedule 13G filed by Mr. MacMillan with the SEC on February 12, 2014.

(4)
The number of shares shown includes the 308,591 option shares held by Mr. Wilson, through which Mr. Wilson has the right to acquire beneficial ownership of the related shares of common stock under SEC beneficial ownership rules.

(5)
The percentage shown was calculated on the basis of an assumed 6,188,201 shares of Magellan common stock outstanding as of October 14, 2016, including the 308,591 option shares which are deemed to be outstanding under SEC beneficial ownership rules.

(6)
The number of shares shown includes the 259,373 option shares held by Mr. Lafargue, through which Mr. Lafargue has the right to acquire beneficial ownership of the related shares of common stock under SEC beneficial ownership rules.

(7)
The percentage shown was calculated on the basis of an assumed 6,138,983 shares of Magellan common stock outstanding as of October 14, 2016, including the 259,373 option shares which are deemed to be outstanding under SEC beneficial ownership rules.

On February 9, 2016, Franklin Resources, Inc. filed a Schedule 13G/A to report that effective December 31, 2015, it ceased to be the beneficial owner of more than 5% of the Company's common stock.
On August 2, 2016, One Stone Holdings II LP and One Stone Energy Partners GP, L.L.C. filed a Schedule 13D/A to report their disposition of the Company's Preferred Stock, effective August 1, 2016, upon the closing of the transactions contemplated by the Exchange Agreement with One Stone, and that following such disposition they no longer directly or beneficially own any shares of the Company's common stock, and ceased to be beneficial owners of 5% of the shares of the Company's common stock.
Changes in Control
The closing of the transactions contemplated by the Agreement and Plan of Merger dated August 2, 2016 among Magellan, Tellurian and River Merger Sub, Inc. will result in a change in control of Magellan. Assuming the transactions contemplated by the Merger Agreement are completed, all of Magellan’s Board positions will be nominees of Tellurian, and Magellan’s executive officers will be comprised primarily of the present executive officers of Tellurian. The present holders of Magellan common stock, the former Tellurian stockholders, and Petrie Partners Securities, LLC (Magellan’s financial advisor) will own approximately 4.3%, 95.4%, and 0.3%, respectively, of Magellan common stock after the merger.
Equity Compensation Plan Information
The following table provides information as of June 30, 2016, with respect to compensation plans, including the 2012 Omnibus Plan, the 1998 Stock Incentive Plan, and individual compensation arrangements, under which shares of the Company's common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a) (#)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b) ($)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)
Equity compensation awards under the 2012 Omnibus Plan approved by security holders	412,912	(1)(2)	$10.55		306,481	(1)(2)(3)
Equity compensation awards under the 1998 Stock Incentive Plan approved by security holders	304,686	(1)(2)	$12.52		—	(1)(2)
Equity compensation awards not approved by security holders	9,375	(4)	$6.32	(3)	—

(1)
During fiscal 2016, outstanding options previously granted under the 1998 Stock Incentive Plan for the purchase of 229,947 shares of Magellan common stock expired without exercise. Also during fiscal 2016, outstanding options previously granted under the 2012 Omnibus Plan for the purchase of 18,123 shares of Magellan common stock expired without exercise, and outstanding options previously granted under the 2012 Omnibus Plan for the purchase of 13,958 shares of Magellan common stock were forfeited. As a result of these expirations and forfeitures, pursuant to the terms of the 2012 Omnibus Plan, 262,028 additional securities became available for issuance under the 2012 Omnibus Plan.

(2)
Effective with stockholder approval of the 2012 Omnibus Plan on January 16, 2013, the 1998 Stock Incentive Plan was replaced by the 2012 Omnibus Plan, remaining shares available for issuance under the 1998 Stock Incentive Plan were transferred to the 2012 Omnibus Plan, and no additional awards may be granted under the 1998 Stock Incentive Plan. Equity awards previously granted under the 1998 Stock Incentive Plan remain outstanding in accordance with their terms, and upon expiration, cancellation or forfeiture, are added to the number of securities available for issuance under the 2012 Omnibus Plan.

(3)
On August 2, 2016, pursuant to the Company's director compensation policy and the 2012 Omnibus Plan, a total of 119,505 shares of common stock were issued to the Company's non-employee directors, which represented the amount of stock compensation owed and outstanding to the remaining three directors of the Company, which was due to be issued on July 1, 2015, and 2016.

(4)
Consists of inducement equity awards outside of the Company’s 1998 Stock Incentive Plan and prior to stockholder approval of the 2012 Omnibus Plan, as follows: (i) options to purchase 9,375 shares of common stock for $8.08 per share granted to a new employee on January 10, 2012, which options expired without exercise on November 28, 2015; (ii) options to purchase 100,000 shares of common stock for $8.96 per share granted to a former NEO on September 5, 2012, of which options to purchase 66,667 shares were cancelled in connection with his resignation from the Company effective August 15, 2014, and options to purchase 33,333 shares of common stock expired without exercise on September 30, 2015; (iii) options to purchase 9,375 shares of common stock for $6.32 granted to a new employee on December 4, 2012; and (iv) options to purchase 937 shares of common stock for $6.32 granted to a new employee on December 4, 2012, of which options to purchase 312 shares were cancelled in connection with that employee’s resignation from the Company effective October 10, 2014, and options to purchase 625 shares of common stock expired without exercise on December 31, 2015. These awards were granted in accordance with NASDAQ Listing Rule 5635(c)(4) and were previously reported in Current Reports on Form 8-K filed by the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions
The Board is committed to upholding the highest legal and ethical standards of conduct in fulfilling its responsibilities, and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.
The Company has adopted a Code of Business Conduct and Ethics, a copy of which is located on the Company's website, http://www.magellanpetroleum.com, under the heading "About Us - Corporate Governance," which addresses conflicts of interest and related party transaction matters. The Company recognizes that transactions between the Company and any of its directors or executive officers can present potential or actual conflicts of interest. Therefore, as a general matter, and in accordance with the Code, it is the Company's preference to avoid such transactions. The Company recognizes, however, that the exercise of judgment is required in determining the applicability of the Code to any given situation. Accordingly, to the extent that a related party transaction with a member of the Board or an executive officer is presented for consideration, it is Company policy to have the Board, and/or a designated committee thereof, review and approve the transaction. It is the practice of the Board and/or its designated committee to only approve a transaction with a related party if the Board or committee determines that the transaction is in the best interests of the Company and its stockholders.
Set forth below is a description of all transactions between the Company and related persons since the beginning of the fiscal year ended June 30, 2015, that are required to be disclosed under Item 404 of Regulation S-K. Certain transactions described below between the Company and entities controlled by J. Thomas Wilson, the Company's former President and Chief Executive Officer and director, until his resignation for Good Reason effective August 5, 2016, were considered and approved by the Board. Certain transactions described below between the Company and former executive officer and director William H. Hastings were approved by the CNG Committee, as discussed below.
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
Relationships and Transactions with J. Thomas Wilson
Contingent Production Payments to Nautilus Technical Group LLC and Eastern Rider LLC
On September 30, 2016, Magellan entered into a purchase and sale agreement (the "Nautilus Tech PSA") with the former owners of the membership interests in Nautilus Technical Group LLC (“Nautilus Tech”) and Eastern Rider LLC (“Eastern Rider”), including an entity controlled by J. Thomas Wilson, former President and Chief Executive Officer and director of the Company until his resignation for Good Reason effective August 5, 2016 (the “Sellers”). Pursuant to the Nautilus Tech PSA, the Company has agreed to issue to the Sellers an aggregate of 90,350 shares of Magellan common stock in exchange for all rights of the Sellers to a contingent production payment of up to $5.0 million potentially payable by the Company to the Sellers relating to production from the Poplar field, which was owned by the Company until the closing of the transactions contemplated by the Exchange Agreement with One Stone effective August 1, 2016. The contingent production payment right resulted from a purchase and sale agreement entered into in September 2011 pursuant to which the Company initially acquired its interests in the Poplar field, as further described below. The shares issuable under the Nautilus Tech PSA will be issued, and the contingent production payment right terminated, promptly following, and subject to, the completion of the transactions contemplated by the Merger Agreement among Magellan, Tellurian and River Merger Sub, Inc.
Mr. Wilson’s interest in the Nautilus Tech PSA approximated 51% of the consideration paid and payable by the Company to the Sellers under the Nautilus Tech PSA.
Nautilus Restructuring Transaction
Poplar (as defined below) is composed of a 100% working interest in the oil and gas leases within the East Poplar Unit (“EPU”) in Roosevelt County, Montana, and the working interests in various oil and gas leases that are adjacent to or near EPU (“Northwest Poplar” or “NWP”) with the working interests varying between 63% and 100% in such leases (the Company’s formerly held combined working interests in EPU and NWP are herein referred to as “Poplar”). Prior to September 2, 2011, Poplar was owned entirely by NP (69%), the Company (28%), and Nautilus Tech (3%). NP was owned by the Company (83%), Nautilus Tech (10%), and Eastern Rider (7%). On September 2, 2011, effective September 1, 2011, the Company entered into a series of transactions resulting in the Company becoming the 100% owner of the membership interest in NP, and NP becoming the owner of 100% of Poplar (the “Nautilus Restructuring Transaction”). The Nautilus Restructuring Transaction enabled the Company to gain greater economic exposure to Poplar and to simplify processes and procedures relating to accounting, reporting, and capital funding. The Nautilus Restructuring Transaction consisted of (i) the Company acquiring all of the membership interests of Nautilus Tech and Eastern; (ii) the Company assigning its 28% share of Poplar to NP, and (iii) the Company creating a new, wholly owned Delaware LLC, Magellan Petroleum North America, LLC (“MPNA”), and assigning, effective October 1, 2011, its 100% membership interest in NP to MPNA. On March 30, 2012, MPNA was merged into the Company, and, as a result, 100% of the interests in NP became directly owned by the Company.
The terms of the Nautilus Restructuring Transaction are set forth in the September 2, 2011 Purchase and Sale Agreement (the “Nautilus PSA”) between the Company and the owners of the interests in Nautilus Tech and Eastern (the “Nautilus Sellers”). The Nautilus Sellers included J. Thomas Wilson (then a director of the Company and its President and Chief Executive Officer, and a director, from September, 2011 until his resignation for Good Reason effective August 5, 2016), as well as certain other persons. The Company negotiated the consideration and terms of the Nautilus Restructuring Transaction with the intention of transacting with the Nautilus Sellers on fair value terms.
The Company paid $4.0 million in cash to the Nautilus Sellers at closing and issued approximately $2.0 million worth of new shares of common stock to acquire the Nautilus Sellers’ membership interests in Nautilus Tech and Eastern (and their estimated combined 14.3% interest in Poplar). A total of 147,842 shares of common stock were issued to the Nautilus Sellers on the Issuance Date, as adjusted for the Company's one share-for-eight shares reverse stock split completed on July 10, 2015. All shares of common stock sold pursuant to the Nautilus Restructuring Transaction were issued in the name of the Nautilus Sellers, and the sale of the shares in the Nautilus Restructuring Transaction was not registered under the Securities Act of 1933.
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
As of October 14, 2016, the Company has an effective Registration Statement on Form S-3 for the public resale of a total of 147,842 shares of the Company’s common stock acquired in the Nautilus Restructuring Transaction by the Nautilus Sellers.
Relationships and Transactions with Certain Other Former Directors and Certain Beneficial Owners of Magellan Common Stock
Repurchase of Shares and Warrant from Sopak, and Potential Tax Liability
On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the “Collateral Purchase Agreement”) with Sopak AG, a Swiss corporation (“Sopak”), which then beneficially owned more than 10% of the Company's common stock. Under the Collateral Purchase Agreement, the Company agreed to purchase, for $10.0 million, certain collateral (the “Collateral”) from Sopak, including: (i) 1,158,080 shares of Magellan common stock, (ii) a warrant granting Sopak the right to purchase from the Company an additional 543,478 shares of the Company's common stock, and (iii) a Registration Rights Agreement, dated as of June 29, 2009, and amended as of October 14, 2009, and June 23, 2010. The transactions contemplated by the Collateral Purchase Agreement were completed, and the Collateral was purchased by the Company, on January 16, 2013.
The Company has estimated that there is the potential for a statutory liability for required U.S. federal tax withholdings, and related penalties and interest, related to the Collateral Purchase Agreement. As a result, the Company recorded a total liability of approximately $1.8 million and $1.7 million as of June 30, 2016 and 2015, respectively. The Company has a legally enforceable right to collect from Sopak any amounts owed to the Internal Revenue Service as a result of the Collateral Purchase Agreement. As a result, the Company recorded a corresponding receivable of $1.8 million and $1.7 million as of June 30, 2016 and 2015, respectively.
Milam Randolph Pharo and Davis Graham & Stubbs LLP
Milam Randolph Pharo, a director of the Company until December 11, 2014, is currently of counsel at Davis Graham & Stubbs LLP (“DGS”), a Denver-based law firm with over 140 attorneys, of which over 65 are partners. Mr. Pharo has held that position since April 2013. Mr. Pharo has a compensation arrangement with DGS such that Mr. Pharo has an interest in the amount of fees paid by the Company to DGS for certain legal services performed by DGS for the Company. During the fiscal years ended June 30, 2016, and 2015, the Company recorded approximately $222,000 and $335,000, respectively, of legal fees to DGS, with respect to which Mr. Pharo had a compensation interest of $0 and $0, respectively.
William H. Hastings and Repurchase of Options and Shares
On October 10, 2014, the Company entered into an Options and Stock Purchase Agreement with William H. Hastings, a former executive officer and director of the Company, and a beneficial owner of more than 5% of the Company’s common stock as of October 10, 2014. The Options and Stock Purchase Agreement provided for the purchase by the Company of options previously granted to Mr. Hastings under the Company’s 1998 Stock Incentive Plan, as amended, to purchase 189,062 shares of the Company’s common stock at an exercise price of $9.60 per share, and 31,250 shares of Magellan common stock held in an individual retirement account for the benefit of Mr. Hastings, for a total purchase price of $1,445,625. The Options and Stock Purchase Agreement was approved by the CNG Committee and the Board, and was completed on October 17, 2014.
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
The Board is currently comprised of three directors: J. Robinson West, Brendan S. MacMillan, and Ronald P. Pettirossi. On October 23, 2014, the Board adopted a resolution that, in accordance with the By-Laws, provides that the number of directors shall be six, effective at the 2014 annual meeting of stockholders. In connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone, on August 1, 2016, the Company reacquired all of its then-outstanding shares of Preferred Stock, the Preferred Stock was eliminated, Messrs. Israel and Gluzman ceased serving as directors of the Company, and the number of existing directors was reduced to four. Upon resignation of the Company's former President and Chief Executive Officer, who was also a director, for Good Reason effective August 5, 2016, the number of remaining existing directors was reduced to three. As a condition to closing the transactions contemplated by the Merger Agreement among Magellan, Tellurian and River Merger Sub, Inc., all directors and officers of Magellan and each Magellan subsidiary shall have resigned, except for any person(s) that might be designated by Tellurian.
The Board has made its annual determination regarding the independence of its members, concluding that each of Messrs. West, MacMillan, Pettirossi, Israel and Gluzman are “independent” for purposes of NASDAQ listing standards, and that each of the three members of the Audit Committee are also “independent” for purposes of Section 10A(m)(3) of the Exchange Act. The Board has determined that Mr. Wilson could not, in light of his position as the Company’s President and Chief Executive Officer, be considered an “independent director” under NASDAQ listing standards. In addition, the Board previously determined that Mr. Pharo could not, in light of his employment and compensation by the Company during the past three years, be considered an “independent director” under NASDAQ listing standards. The Board based these determinations primarily on a review of Company records and the responses of the directors and executive officers to questions regarding employment and compensation history, affiliations, family, and other relationships, together with an examination of those companies with whom the Company transacts business. With respect to Mr. West, the Board considered the following factors in establishing his status as an independent director under NASDAQ listing rules: (i) Mr. West’s service as a non-employee director of Lambert Energy Advisors, a financial advisory firm to the energy industry, which is based in London, U.K., and which was retained by MPAL, the Company’s subsidiary, in 2010 to conduct an advisory assignment with respect to certain of MPAL’s assets owned in the U.K; and (ii) Mr. West’s service until May 2014 as a non-employee director of Key Energy Services Inc. (“Key”), which performed contract drilling rig services for the Company in Poplar during the second quarter of the fiscal year ended June 30, 2014. No contract fees were paid by the Company to Key during the fiscal year ended June 30, 2015. The total contract fees paid by the Company to Key during the fiscal year ended June 30, 2014, was $2.2 million. As of June 30, 2016, and June 30, 2015, respectively, the Company had no unpaid contract fees related to Key.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountants' Fees and Services
EKS&H LLLP ("EKS&H") served as the Company's principal accountant for the audit of the Company's consolidated financial statements for the fiscal years ended June 30, 2016, and June 30, 2015, and review of the Company's condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q for those fiscal years. Information about their respective fees and services in those years is provided below.
Audit Fees
The aggregate fees paid or to be paid to EKS&H for the review of the condensed consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and the audit of the consolidated financial statements included in the Company's Annual Reports on Form 10-K for the fiscal years ended June 30, 2016, and June 30, 2015, were $223,531 and $268,566, respectively.
Audit-Related Fees
The aggregate fees paid or to be paid to EKS&H in connection with the Company's audit-related services during the fiscal years ended June 30, 2016, and June 30, 2015, were $0 and $41,500, respectively. The services performed during the 2015 fiscal year related to: (i) the Company's Shelf Registration Statement on Form S‑3; (ii) attendance at the Company's annual meeting of stockholders and Audit Committee meetings; (iii) comfort letter procedures associated with the filing of the Company's Shelf Registration Statement on Form S‑3 and the implementation of an at-the-market equity financing facility under the Shelf Registration Statement; and (iv) certain out of pocket expense items.
Tax Fees
There were no fees paid or to be paid to EKS&H for tax services rendered to the Company during the fiscal years ended June 30, 2016, and June 30, 2015.
All Other Fees
The aggregate other fees paid or to be paid to EKS&H for any other services rendered to the Company during the fiscal years ended June 30, 2016, and June 30, 2015, were $11,423, and $0, respectively. The services performed during the 2016 fiscal year related to review of the proxy and pro forma financial statements in connection with the Exchange Agreement.
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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION
(Registrant)

Date:	October 27, 2016	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary
(as Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Antoine J. Lafargue	Date:	October 27, 2016
Antoine J. Lafargue, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary (as Principal Executive, Financial and Accounting Officer)

/s/ J. Robinson West	Date:	October 27, 2016
J. Robinson West, Director

/s/ Brendan S. MacMillan	Date:	October 27, 2016
Brendan S. MacMillan, Director

/s/ Ronald P. Pettirossi	Date:	October 27, 2016
Ronald P. Pettirossi, Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.