Form 10-Q
period 2016-09-30
MAGELLAN PETROLEUM CORP /DE/
filed 2016-11-14
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer's single class of common stock as of November 9, 2016 was 5,879,610, which is net of 1,209,389 treasury shares held by the registrant.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30, 2016	June 30, 2016
		(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$892	$1,680
Securities available-for-sale	1,898	601
Accounts receivable	56	16
Prepaid and other assets	2,028	2,087
Current assets held for sale (Note 5)	—	26,042
Total current assets	4,874	30,426

PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Unproved oil and gas properties	31	32
Wells in progress	335	337
Land, buildings, and equipment (net of accumulated depreciation of $528 and $517 as of September 30, 2016, and June 30, 2016, respectively)	78	86
Net property and equipment	444	455

OTHER NON-CURRENT ASSETS:
Goodwill, net	500	500
Other long-term assets	19	169
Total other non-current assets	519	669
Total assets	$5,837	$31,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$519	$791
Accrued and other liabilities	2,583	2,826
Notes payable	104	783
Current liabilities held for sale (Note 5)	—	10,638
Total current liabilities	3,206	15,038

COMMITMENTS AND CONTINGENCIES (Note 17)

PREFERRED STOCK (Note 3 and Note 12):
Series A convertible preferred stock (par value $0.01 per share): Authorized 0 and 28,000,000 shares as of September 30, 2016 and June 30, 2016, respectively, issued 0 and 22,683,428 shares as of September 30, 2016, and June 30, 2016, respectively; liquidation preference of $0 and $29,093 as of September 30, 2016, and June 30, 2016, respectively	—	23,501
Total preferred stock	—	23,501

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued 7,088,999 and 6,972,023 shares as of September 30, 2016, and June 30, 2016, respectively	71	70
Treasury stock (at cost): 1,209,389 shares as of September 30, 2016, and June 30, 2016	(9,806)	(9,806)
Capital in excess of par value	104,547	94,069
Accumulated deficit	(97,599)	(96,234)
Accumulated other comprehensive income	5,418	4,912
Total stockholders' equity (deficit)	2,631	(6,989)
Total liabilities, preferred stock and stockholders' equity (deficit)	$5,837	$31,550
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED
	September 30,
	2016	2015
OPERATING EXPENSES:
Depreciation	$11	$19
Exploration	155	17
General and administrative	2,028	1,765
Total operating expenses	2,194	1,801

Loss from operations	(2,194)	(1,801)

OTHER (EXPENSE) INCOME:
Loss on investment in securities	—	(261)
Other (expense) income	(1)	22
Total other (expense) income	(1)	(239)

Loss from continuing operations, before tax	(2,195)	(2,040)

Income tax expense	—	—
Loss from continuing operations, net of tax	(2,195)	(2,040)

DISCONTINUED OPERATIONS (Notes 3, 4 and 5):
Loss from discontinued operations, net of tax	(239)	(1,011)
Gain on disposal of discontinued operations, net of tax	1,069	—
Net income (loss) from discontinued operations	830	(1,011)

Net loss	(1,365)	(3,051)

Preferred stock dividends	(162)	(452)
Adjustment of preferred stock to redemption value (Note 12)	162	—

Net loss attributable to common stockholders	$(1,365)	$(3,503)

Earnings (loss) per common share (Note 14):
Weighted average number of basic shares outstanding	5,836,744	5,702,780
Weighted average number of diluted shares outstanding	5,836,744	5,702,780

Basic and diluted earnings (loss) per common share:
Net loss from continuing operations, including preferred stock dividends and adjustment to redemption value of preferred stock	$(0.38)	$(0.44)
Net income (loss) from discontinued operations	$0.14	$(0.18)
Net loss attributable to common stockholders	$(0.23)	$(0.61)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	September 30,
	2016	2015
Net loss	$(1,365)	$(3,051)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	151	(372)
Unrealized holding gain (loss) on securities available-for-sale	355	(819)
Other comprehensive income (loss), net of tax	506	(1,191)

Comprehensive loss	$(859)	$(4,242)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
June 30, 2016	$70	$(9,806)	$94,069	$(96,234)	$4,912	$(6,989)
Net loss	—	—	—	(1,365)	—	$(1,365)
Other comprehensive income, net of tax	—	—	—	—	506	$506
Stock and stock-based compensation	1	—	589	—	—	$590
Net shares repurchased for employee tax costs upon vesting of restricted stock	—	—	(3)	—	—	$(3)
Preferred stock dividend	—	—	—	(162)	—	$(162)
Adjustment of preferred stock to redemption value (Note 12)	—	—	—	162	—	$162
Contribution to equity upon redemption of preferred stock (Notes 3, 5 and 12)	—	—	9,892	—	—	$9,892
September 30, 2016	$71	$(9,806)	$104,547	$(97,599)	$5,418	$2,631
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Loss from continuing operations, net of tax	$(2,195)	$(2,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign transaction loss	168	145
Depreciation	11	19
Loss on investment in securities	—	261
Stock compensation expense	590	108
Net changes in operating assets and liabilities:
Accounts receivable	(40)	53
Prepaid and other current assets	101	45
Accounts payable and accrued liabilities	(561)	852
Net cash used in operating activities of continuing operations	(1,926)	(557)

INVESTING ACTIVITIES:
Additions to property and equipment	(3)	—
Proceeds from sale of Weald Basin assets (Notes 4 and 5)	586	—
Proceeds from sale of investment securities	—	836
Proceeds from One Stone Exchange, including cash retained at closing (Notes 3 and 5)	950	—
Net cash provided by investing activities of continuing operations	1,533	836

FINANCING ACTIVITIES:
Purchase of common stock	(3)	(10)
Payment of cash in lieu of issuance of fractional shares in one share-for-eight shares reverse stock split	—	(6)
Deferred financing costs, net	—	(24)
Payments on notes payable	(70)	—
Net cash used in financing activities	(73)	(40)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities of discontinued operations	(83)	(131)
Net cash used in investing activities of discontinued operations	(224)	(123)
Net cash used in operating and investing activities of discontinued operations	(307)	(254)

Effect of exchange rate changes on cash and cash equivalents	(15)	(178)
Net decrease in cash and cash equivalents	(788)	(193)
Cash and cash equivalents at beginning of period	1,680	769
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$892	$576

Supplemental schedule of non-cash activities:
Unrealized holding gain (loss) and foreign currency translation gain (loss) on securities available-for-sale	$371	$(1,049)
Securities available-for-sale received as proceeds on sale of Weald Basin assets (Notes 4 and 5)	$(925)	$—
Increase in both accrued or other liabilities and prepaid or other assets related to Sopak	$27	$27
Purchase of insurance policies financed with notes payable	$16	$108
Forgiveness of notes payable upon closing of Exchange (Notes 3 and 5)	$625	$—
Adjustment of preferred stock to redemption value	$(162)	$—
Preferred stock dividends paid in kind	$162	$452
Contribution to equity upon redemption of preferred stock (Notes 3, 5 and 12)	$9,892	$—

Non-cash activities of discontinued operations:
Change in accounts payable and accrued liabilities related to property and equipment of discontinued operations	$293	$(192)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation
Description of Operations
Magellan Petroleum Corporation (the "Company" or "Magellan" or "MPC" or "we") is an independent oil and gas exploration and production company. Subject to the closing of the announced merger with Tellurian Investments Inc. (“Tellurian”), Magellan will become a company focused on the development of liquefied natural gas (“LNG”) projects along the United States Gulf Coast and complementary business lines in the energy industry. Historically active internationally, Magellan also owns interests in the Horse Hill-1 well and related licenses in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia.
The Company conducts its operations through two wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Magellan Petroleum (UK) Limited ("MPUK"), and Magellan Petroleum Australia Pty Ltd ("MPA"). Following the closing of the merger with Tellurian, which is expected in the fourth quarter of calendar year 2016 or the first quarter of calendar year 2017, the combined company will operate its LNG business in the US through its new wholly owned subsidiary, Tellurian.
We believe that Magellan’s sources of value are embedded in the Company’s platform and portfolio of assets. Magellan’s strategy is therefore focused on recovering shareholder value by realizing the value of its existing assets.
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
Going Concern
The Company has incurred losses from operations for the three months ended September 30, 2016 of $2.2 million, has experienced negative cash flows from operating activities of continuing operations of $1.9 million for the three months ended September 30, 2016, and as of September 30, 2016, its cash balance was $892 thousand. The Company continues to experience liquidity constraints and since July 2015, has been selling certain of its assets to fund its operations, which has resulted in a significant reduction in the Company’s monthly cash burn rate. However, these liquidity constraints continue, and proceeds from these asset sales may not provide sufficient liquidity to fund the Company's operations for the next twelve months. As a result of these conditions and events, there is substantial doubt about the Company's ability to continue as a going concern. Because Tellurian’s assets do not currently generate revenues, the combined company is also likely to experience liquidity constraints. However, we believe that upon the closing of the merger with Tellurian, the combined company will be better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the merger with Tellurian, the primary condition of which closing is the approval by the Company’s shareholders of the merger agreement that is expected to be sought in the fourth quarter of calendar year 2016, or the first quarter of calendar year 2017. However, following the closing of the merger with Tellurian, the combined company may not be able to raise sufficient capital in a timely manner to fund the operations of the combined company. Should the merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.
Special Committee of the Board of Directors
In light of the Company's constrained capital resources and the significant capital requirements to develop the Poplar field using CO2-Enhanced Oil Recovery ("EOR"), on June 5, 2015, the Company formed a special committee of independent members of the Board of Directors of the Company (the "Special Committee") to i) consider various strategic alternatives potentially available to the Company, which included, but were not limited to, sales of some or all of the assets of the Company, joint ventures, a recapitalization, and a sale or merger of the Company and ii) amend compensation arrangements of executives and employees for the purpose of retention and alignment of their interests with the interests of common stockholders during such strategic alternatives review process. The Special Committee engaged Petrie Partners, LLC ("Petrie") as financial advisor to assist in the consideration of such matters.
As discussed in Note 2 - Merger with Tellurian, on August 2, 2016, at the direction of the Special Committee, Magellan entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tellurian and River Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Magellan (“Merger Sub”). Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian (the “Merger”), with Tellurian continuing as the surviving corporation, a direct wholly owned subsidiary of Magellan, and the accounting acquirer.
As discussed in Note 3 - One Stone Exchange, and Note 5 - Discontinued Operations, on March 31, 2016, at the direction of the Special Committee, the Company and its sole preferred stockholder One Stone Holdings II LP ("One Stone"), an affiliate of One Stone Energy Partners, L.P., entered into an Exchange Agreement (the "Exchange Agreement") pursuant to which 100% of the outstanding shares of Magellan Series A convertible preferred stock (the "Series A Preferred Stock") were exchanged in consideration for 100% of the Company's interest in Nautilus Poplar LLC and 51% of the outstanding common units in Utah CO2 LLC (“Utah CO2,” and together with Nautilus Poplar LLC, the "CO2 Business", or "NP", or the "former NP segment"), as adjusted by the Cash Amount (as defined in the Exchange Agreement and discussed further below) (the “Exchange”). On August 1, 2016, all the conditions to the closing of the Exchange were met and the Exchange was consummated.
As discussed in Note 4 - Sale of Weald Basin Assets, and Note 5 - Discontinued Operations, on June 10, 2016, at the direction of the Special Committee, MPUK entered into three concurrent agreements (the "Weald Agreements") for divestiture of certain of its Petroleum Exploration and Development Licenses ("PEDLs"), its peripheral offshore license near the Isle of Wight, and settlement of legal claims related to the Central Weald licenses with its partner and operator, Celtique Energie Weald Limited ("Celtique"). On August 11, 2016, the transactions contemplated by the Weald Agreements closed.
Following the closing of the transactions contemplated by the Exchange Agreement with One Stone, and the subsequently announced Merger with Tellurian, the Company believes that the task of the Special Committee has substantially been completed, and on September 26, 2016, the Board disbanded the Special Committee.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, MPUK, and MPA, and for periods through closing of the transactions contemplated by the Exchange Agreement on August 1, 2016, NP (which has been discontinued and was transferred to One Stone upon closing), and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X published by the US Securities and Exchange Commission (the "SEC"). Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Form 10-K"). All amounts presented are in US dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "A$." Amounts expressed in the currency of the United Kingdom are indicated as "£."
Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.
Effective with the execution of the Exchange Agreement on March 31, 2016, the Company reclassified the operations of NP to discontinued operations, and they are reported in discontinued operations for the period from July 1, 2016 through closing of the transactions contemplated by the Exchange Agreement on August 1, 2016 in the accompanying condensed consolidated financial statements, and for all prior periods presented. The Company also reclassified assets and liabilities of NP to assets and liabilities held for sale for all periods prior to closing of the transactions contemplated by the Exchange Agreement in the accompanying condensed consolidated financial statements.
Effective with the execution of the Weald Agreements on June 10, 2016, the Company reclassified the operations related to the respective licenses to discontinued operations, and they are reported in discontinued operations for the period from July 1, 2016 through closing of the transactions contemplated by the Weald Agreements on August 11, 2016 in the accompanying condensed consolidated financial statements, and for all prior periods presented. The Company also reclassified assets and liabilities related to the respective licenses to assets and liabilities held for sale for all periods prior to closing of the transactions contemplated by the Weald Agreements in the accompanying condensed consolidated financial statements.
As of September 30, 2016, the Company owned a 1.9% interest in Central Petroleum Limited (ASX:CTP) ("Central"), a Brisbane-based exploration and production company traded on the Australian Securities Exchange. The Company accounts for this investment as securities available-for-sale in the accompanying condensed consolidated financial statements.
As of September 30, 2016, the Company owned a 2.0% interest in UK Oil and Gas Investments, PLC (LSE:UKOG) ("UKOG"), a British oil and gas investment company traded on the Alternative Investment Market of the London Stock Exchange. The Company accounts for this investment as securities available-for-sale in the accompanying condensed consolidated financial statements.
Accounting for Business Combinations
At the closing of the Merger, Tellurian, the accounting acquirer will account for the Merger with Magellan as a purchase. At the closing of the Merger, the adjustments to the consolidated financial statements and the allocation of the purchase price will depend on a number of factors including the fair value of Magellan's common stock transfered and the estimated fair value of Magellan's assets and liabilities at the closing date.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves and other assets and liabilities, together with disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses, including stock-based compensation expense, during the reporting periods. Actual results could differ from those estimates.
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
During the fiscal year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries because (i) the Company had begun an effort to repay its intercompany balances through the repatriation of cash from these subsidiaries and (ii) the Company was increasingly focusing on its US operations. As such, the Company recorded on its statement of operations for the fiscal year ended June 30, 2015, an expense reclassification from accumulated other comprehensive loss arising from foreign currency exchange losses on its intercompany account balances. For all subsequent periods, including the three months ended September 30, 2016, the Company has continued to record foreign currency exchange gains and losses arising from its intercompany account balances in its condensed consolidated statement of operations.
Securities Available-for-Sale
Securities available-for-sale are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are excluded from earnings and recorded as a component of accumulated other comprehensive loss in stockholders' equity (deficit), net of deferred income taxes. The Company recognizes gains or losses when securities are sold. On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered an other-than-temporary impairment. The Company performed this analysis as of September 30, 2016, and concluded that no such events had occurred.
Assets and Liabilities Held for Sale
As a result of the Exchange Agreement executed on March 31, 2016 (see Note 3 - One Stone Exchange), the Company determined that a strategic shift occurred in its business that will have a major effect on the Company's future operations and financial results. Therefore, the Company adjusted the assets and liabilities of NP to the lesser of their carrying value or fair value less costs to sell, which resulted in an impairment writedown of $11.3 million, and reclassified them as held for sale in the condensed consolidated balance sheets effective March 31, 2016, and for all prior periods presented. The Company also reclassified the results of NP's operations to discontinued operations in the condensed consolidated statements of operations for all periods presented. In addition, on June 10, 2016, the Company entered into the Weald Agreements (see Note 4 - Sale of Weald Basin Assets). The Company determined that no fair value adjustments of the assets and liabilities disposed of pursuant to the Weald Agreements was necessary because the net assets were recorded at less than their fair value less costs to sell. The major classes of assets and liabilities transferred in the Exchange and sold pursuant to the Weald Agreements as well as the results of these discontinued operations are presented in Note 5 - Discontinued Operations. The closing of the Exchange took place on August 1, 2016, following its approval at the Company's annual and special meeting of stockholders on July 13, 2016. The closing of the transactions contemplated by the Weald Agreements took place on August 11, 2016.
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
Depreciation, depletion, and amortization ("DD&A") of capitalized costs related to proved oil and gas properties is calculated on a property-by-property basis using the units-of-production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs as well as the estimated proceeds from salvaging equipment. Because all of the Company's proved oil and gas properties related to NP, DD&A has been reclassified to discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Effective with the classification of the assets and liabilities of NP to held for sale on March 31, 2016, including the proved oil and gas properties, the Company halted DD&A related to these assets, and no further DD&A has been recorded in the accompanying condensed consolidated financial statements for the period from April 1, 2016 through their disposition in connection with the closing of the transactions contemplated by the Exchange Agreement on August 1, 2016.
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
Impairment of Long-Lived Assets
The Company reviews the carrying amount of its oil and gas properties and unproved leaseholds for impairment annually or whenever events or changes in circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs, using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. There were no significant changes in circumstances during the quarter ended September 30, 2016, that would indicate that the carrying values of oil and gas properties were further impaired.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. The goodwill recorded as of September 30, 2016 relates to the Company's foreign subsidiaries. GAAP requires goodwill to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment. For the three months ended September 30, 2016, there were no significant changes in events or circumstances that suggested further potential impairment of the Company's goodwill balances at September 30, 2016.

Asset Retirement Obligations
The Company recognizes an estimated liability for future costs associated with the plugging and abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase in the carrying value of the related long-lived asset are recorded at the time a well is acquired or the liability to plug is legally incurred. Assumptions and judgments made by management when assessing an asset retirement obligation include (i) the existence of a legal obligation; (ii) estimated probabilities, amounts, and timing of settlements; (iii) the credit-adjusted risk-free rate to be used; and (iv) inflation rates. The Company depletes the amount added to proved oil and gas property costs, net of estimated salvage values, and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. The Company's asset retirement obligations were classified as held for sale as of June 30, 2016 in the accompanying consolidated balance sheet, as they relate to NP, and the effects of changes therein have been reported in discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.
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
Accumulated Other Comprehensive Income
Other comprehensive income (loss) is presented net of applicable income taxes in the accompanying condensed consolidated balance sheets and statements of stockholders' equity (deficit) and comprehensive loss. Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders' equity (deficit) instead of net loss.
Earnings (Loss) per Common Share
Income and losses per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The effects of potentially dilutive securities in the determination of diluted earnings per share are the dilutive effect of stock options and the shares of Series A Preferred Stock.
The potentially dilutive impact of stock options is determined using the treasury stock method. The potentially dilutive impact of the shares of Series A Preferred Stock is determined using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing dilutive shares if the effect would be anti-dilutive. Until its redemption upon closing of the transactions contemplated by the Exchange Agreement on August 1, 2016, the Series A Preferred Stock was convertible at a rate of one common share for one preferred share, multiplied by an applicable conversion ratio. We did not include any stock options nor common stock issuable upon the conversion of the Series A Preferred Stock in the calculation of diluted earnings (loss) per share for each of the three-month periods ended September 30, 2016, and September 30, 2015, as their effect would have been anti-dilutive due to net losses in those periods.
Segment Information
As of June 30, 2016, the Company determined, based on the criteria of Accounting Standards Codification Topic 280, that it operated in two segments, MPUK, and MPA, as well as a head office, Magellan ("Corporate"), which is treated as a cost center. As of September 30, 2016, these two operating segments met the minimum quantitative threshold to qualify for separate segment reporting.
The Company's chief operating decision maker is Antoine J. Lafargue (President, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary of the Company), who reviews the results and manages operations of the Company in the two reporting segments of MPUK, and MPA, as well as Corporate. The presentation of all segment information herein reflects the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our reporting segments, see Note 15 - Segment Information, and Part II, Item 8 of our 2016 Form 10-K.
Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-15, which is intended to reduce diversity in practice in reporting certain items in the statement of cash flows. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2019, and early adoption is permitted. The Company does not expect adoption of ASU 2016-15 to have a material effect on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2018, and early adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, which simplifies the accounting for adjustments made to provisional amounts recognized at the acquisition date in a business combination, by eliminating the requirement to retrospectively account for such adjustments for which the accounting is incomplete by the end of the reporting period in which the combination occurs. This standard is effective for the Company for its first interim period in its fiscal year ending June 30, 2017. The Company has adopted this standard, which has not had a material impact on the Company's condensed consolidated financial statements for the three months ended September 30, 2016. The Company expects to account for such adjustments, if any, on a prospective basis.
In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for the Company's fiscal year ending June 30, 2017, and annual and interim periods thereafter. The Company is evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-8, which changed the requirements for reporting discontinued operations and disclosures of disposals of components of an entity. ASU 2014-8 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has adopted this standard and applied its guidance to its reporting and disclosure of the One Stone Exchange, the Weald ATA and the IoW ATA, and discontinued operations of NP and MPUK. (Notes 3, 4 and 5).
There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of September 30, 2016.

Note 2 - Merger with Tellurian
On August 2, 2016, Magellan, Tellurian, and Merger Sub entered into the Merger Agreement. Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian, with Tellurian continuing as the surviving corporation, a direct wholly owned subsidiary of Magellan, and the accounting acquirer. The Merger is expected to close in the fourth quarter of calendar year 2016 or the first quarter of calendar year 2017.
The Merger Agreement and the Merger have been approved by the board of directors of each of Magellan and Tellurian. Stockholders of Magellan will be asked to vote on the approval of the transactions contemplated by the Merger Agreement at a special meeting that is expected to be held during the fourth quarter of calendar year 2016 or the first quarter of calendar year 2017. The closing of the Merger is subject to customary closing conditions, including i) the receipt of Magellan and Tellurian stockholder approval; ii) all directors and officers of Magellan shall have resigned, except for any person(s) that might be designated by Tellurian; iii) a registration statement on Form S-4 to register the Magellan shares to be issued in the Merger shall have been declared effective by the SEC; and iv) shares of Magellan common stock to be issued in the Merger shall have been approved for listing on the NASDAQ.
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
The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a "Superior Proposal," as such term is defined in the Merger Agreement. In connection with a termination of the Merger Agreement in the event of a Superior Proposal, a breach by Magellan of the non-solicitation provision noted above, or following a change by the Board of Directors of its recommendation to stockholders, Magellan will be required to pay to Tellurian a termination fee for any and all third-party transaction fees and expenses incurred by Tellurian with the drafting, negotiation, execution and delivery of the Merger Agreement and related documents (including fees and expenses for attorneys, accountants and other advisors), subject to a maximum of $1 million in the aggregate. A termination fee may also be payable in some circumstances in which an Alternative Proposal is made, the transaction fails to close and Magellan subsequently agrees to an Alternative Proposal. If the Merger Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Tellurian stockholders, or by Magellan because Tellurian does not use commercially reasonable efforts to secure the approval for listing the Magellan shares of common stock to be issued in the Merger, then Tellurian will be required to pay to Magellan a reverse termination fee of $1 million.
In connection with and following the consummation of the Merger, certain contingent items of Magellan will become due and payable by the combined company, including (i) transaction fees payable in shares of Magellan common stock to Petrie; (ii) compensation payable in a combination of cash and Magellan common stock to members of the Special Committee; (iii) transaction incentive compensation payable in cash and common stock to Magellan's Chief Executive Officer, including release of prior transaction incentive compensation; (iv) employee cash bonuses payable under the employee retention cash bonus plan; and (v) the release of Magellan's contingent production obligations related to the Poplar field, via issuance of shares of Magellan common stock to the beneficiaries of such contingent obligations. In addition, the accelerated vesting provisions of the Company's remaining unvested stock options and unvested restricted stock are expected to be triggered, and these options and restricted stock are expected to become fully vested. In addition, upon the closing of the Merger, which constitutes a change in control, there is a risk that most of the Company's tax attributes may not be available to the Company to reduce the Company's potential US federal and state income taxes. As of June 30, 2016, the Company had foreign tax credit carry forwards amounting to $9.1 million, which, based on the Company’s estimated tax rate as of June 30, 2016, have the potential to offset approximately $26.8 million of taxable income. For further information on these contingent items, refer to Note 17 - Commitments and Contingencies, Note 19 - Employee Retention and Severance Costs and Note 10 - Income Taxes.

Note 3 - One Stone Exchange
On March 31, 2016, Magellan and One Stone entered into the Exchange Agreement. The Exchange Agreement provides, upon the terms and subject to the conditions set forth in the Exchange Agreement, for the transfer by One Stone to the Company of 100% of the outstanding shares of Magellan Series A Preferred Stock, in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC, and 51% of the outstanding common units in Utah CO2 LLC, as adjusted by the Cash Amount (as defined in the Exchange Agreement and discussed further below).
On August 1, 2016, all the conditions to the closing of the Exchange were met and the Exchange was consummated. The primary conditions to closing included i) the receipt of the approval of the Exchange by the Company's stockholders, which was received on July 13, 2016, during the Company's annual and special meeting of stockholders, ii) the consent of West Texas State Bank ("WTSB") to release a guaranty provided by Magellan, and iii) the payment of the Cash Amount. If the customary closing conditions had not been satisfied, and the Exchange Agreement had been terminated by either party as a result of the failure to obtain the requisite approval by Magellan stockholders, the Company would have been required to reimburse One Stone for all documented out-of-pocket fees and expenses incurred by One Stone in connection with the Exchange Agreement, subject to a maximum of $200 thousand in the aggregate. On August 1, 2016, the transactions contemplated by the Exchange Agreement closed and the Company received the Cash Amount, which amounted to $900 thousand. The Company recorded the excess of the proceeds, such proceeds consisting of (i) the carrying amount of the preferred stock; plus (ii) the Cash Amount; plus (iii) the principal amount of the secured promissory note, over the fair value of the net assets of the CO2 Business as a contribution to equity from One Stone, resulting in an increase to capital in excess of par value of approximately $9.9 million (Note 5). Transaction costs associated with the Exchange Agreement were charged to expense and recorded in discontinued operations and amounted to approximately $968 thousand in the aggregate.
The Exchange Agreement was given economic effect as of September 30, 2015 (the “Effective Date”). As such, at closing, One Stone was expected to pay the Company an amount in cash equal to i) any transaction costs One Stone had agreed to pay pursuant to the Exchange Agreement that had not been paid on or prior to closing, ii) minus (if positive) or plus (if negative) the net revenues and expenses attributable to NP after the Effective Date, plus iii) certain specified liabilities of NP actually paid by the Company or NP prior to closing, minus, (iv) the Loan Amount (the “Cash Amount”). The purpose of the Cash Amount was primarily to reimburse the Company for the funding of the operations of NP during the period between September 30, 2015, and the closing of the Exchange, which operations resulted in a loss in the aggregate for the period. At the end of June 2016, the Company provided One Stone with a preliminary estimate of the Cash Amount, which amounted to $1.2 million. On August 1, 2016, the final amount agreed between the parties and paid by One Stone to the Company was $900 thousand. In addition, Messrs. Israel and Gluzman, One Stone's representatives on the Company's Board of Directors, i) agreed to forgo the amount of director compensation, in cash and stock, owed to them and outstanding as of the closing date, which was estimated at approximately $174 thousand in the aggregate and ii) ceased serving as members of the Board effective as of August 1, 2016.
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. The purpose of the Note was primarily to fund the payment of outstanding payables with certain vendors of the CO2 Business to maintain its ongoing operations between signing of the Exchange Agreement and closing of the Exchange. The Note did not bear interest up until closing of the Exchange, was expected to be forgiven upon closing of the Exchange, and if the Exchange had not closed, would have become due and payable on August 1, 2016, or, in the case of a breach of the Exchange Agreement by One Stone, on August 1, 2017, and would have borne interest from the date of termination of the Exchange Agreement at a rate of the prime rate of interest plus 1% (4.5% at August 1, 2016). Upon closing of the Exchange on August 1, 2016, the Loan Amount was deemed paid in full and no further amounts under the Note were owed by the Company. Also, One Stone assumed all assets and virtually all liabilities related to the CO2 Business, which included a term loan with WTSB and outstanding accounts payable related to the CO2 Business.
The Exchange Agreement may have been terminated under certain circumstances, including in specified circumstances in connection with receipt of a Superior Proposal, as such term is defined in the Exchange Agreement. In connection with a termination of the Exchange Agreement in the event of a Superior Proposal, a breach by the Company of the non-solicitation provision, or following a change by the Board of its recommendation to stockholders, in addition to amounts discussed above, the Company would have been required to pay to One Stone a termination fee of $750 thousand.
In addition, since the Exchange constituted a disposition of substantially all of the Company's US assets, the acceleration provisions of the grants of performance-based and market-based options made in October 2013 and October 2014 took effect, and these options became fully vested as of the closing of the Exchange. The remaining unamortized expense related to these grants as of the closing date was expensed, which expense amounted to approximately $369 thousand, including release of forfeitures. Following the closing of the Exchange, the Company canceled all issued and outstanding shares of Series A Preferred Stock, including PIK dividends owing for the period between June 30, 2016 and August 1, 2016, which amounted to 22,815,748 shares, and eliminated its preferred stock (Note 12).

Note 4 - Sale of Weald Basin Assets
On June 10, 2016, MPUK entered into three concurrent agreements, the Weald Agreements, which resulted in the disposal of its interests in four licenses in the UK and the settlement of all legal claims related to its dispute with Celtique.
On June 10, 2016, MPUK entered into i) an Asset Transfer Agreement relating to the sale to UK Oil & Gas Investments PLC ("UKOG") of MPUK's 50% interests in PEDLs 231, 234, and 243 (the "Weald ATA"), ii) an Asset Transfer Agreement relating to the sale to UKOG of MPUK's 22.5% interest in the Offshore Petroleum Licence P1916 (the "IoW ATA"), and iii) a Settlement Agreement (as defined below) with Celtique. The consideration payable by UKOG to MPUK for the Weald ATA amounted to £1.8 million in a combination of cash and shares in UKOG. The number and value of shares of UKOG was determined as of the time of execution of the Weald ATA and was based on the volume weighted average price of an ordinary share of UKOG for the ten business days prior to June 10, 2016. The consideration for the IoW ATA was the assumption of MPUK's outstanding payables of £16 thousand related to its interests in the Offshore Petroleum Licence P1916. Pursuant to the terms of the Settlement Agreement, MPUK was due to pay Celtique £500 thousand of the gross consideration, in a combination of cash and shares in UKOG pro rata to the consideration payable to MPUK for the Weald ATA.
The closing of the transactions contemplated by the Weald ATA was subject to customary conditions and the approval by the UK Oil and Gas Authority of, amongst other things, an extension of the term of PEDL 234. The closing of the transactions contemplated by the Weald ATA, IoW ATA, and Settlement Agreement were conditional upon each other and also subject to the completion of the acquisition by UKOG of the entire issued share capital in Celtique, the terms of which acquisition were based on consideration equivalent to that in the Weald ATA. Contemporaneously with these transactions, MPUK and Celtique initiated the process of relinquishing their interests in PEDLs 231 and 243.
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
On August 11, 2016, the conditions to closing the transactions contemplated by the Weald Agreements were met, and the transactions contemplated by all three agreements closed, with MPUK receiving net cash proceeds of £446 thousand and the net issuance to MPUK of approximately 50.9 million shares of UKOG, which shares were worth approximately £713 thousand and £930 thousand as of August 11, 2016, and September 30, 2016, respectively. Upon closing the transactions contemplated by the Weald Agreements during the three months ended September 30, 2016, the Company recognized a gain on disposal of discontinued operations, net of tax, of $1.1 million (Note 5).
In connection with the Weald ATA, IoW ATA, and Settlement Agreement, the Company accrued its liabilities to Celtique to the full amount of the consideration payable to Celtique of £500 thousand as of June 30, 2016, and classified its assets and liabilities related to PEDLs 231, 234, and 243, and P1916 to held for sale in the accompanying consolidated balance sheet as of June 30, 2016. The Company also classified the operations related to these licenses for the period from July 1, 2016 to closing on August 11, 2016, and for the three months ended September 30, 2015, to discontinued operations in the accompanying condensed consolidated statements of operations. For further information, refer to Note 5 - Discontinued Operations.

Note 5 - Discontinued Operations
As discussed in detail in Note 3, on August 1, 2016, pursuant to the Exchange Agreement, the Company completed the Exchange of 100% of its interest in the CO2 Business for the redemption of 100% of its outstanding Series A Preferred Stock, as adjusted by the Cash Amount. The assets and liabilities of the CO2 Business constituted and were previously reported under the Company's former NP segment, and, following the Company's determination that the closing of the Exchange was probable, were recorded at their fair values, less the cost to sell, and were classified as held for sale as of June 30, 2016 in the accompanying consolidated balance sheet. Similarly, the results of operations of the CO2 Business have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
In addition, as discussed in detail in Note 4, on August 11, 2016, pursuant to the Weald Agreements, the Company completed the disposal of its interests in four licenses in the UK and the settlement of all legal claims related to its dispute with Celtique. The assets and liabilities related to the Weald Agreements were previously reported under the Company's MPUK segment, and were recorded at their fair values, less the cost to sell, and were classified as held for sale as of June 30, 2016 in the accompanying consolidated balance sheet. Similarly, the results of operations related to these licenses have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

Following is a reconciliation of the major classes of line items constituting the pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations in the condensed consolidated statements of operations:

	THREE MONTHS ENDED
	September 30,
	2016			2015
	CO2 Business	Weald Basin	Total	CO2 Business	Weald Basin	Total
	(In thousands)
Revenue	$143	$—	$143	$649	$—	$649
Operating, exploration and general and administrative expenses	45	—	45	1,329	99	1,428
Depletion, depreciation, amortization and accretion	—	—	—	179	—	179
Interest expense and other disposal costs	301	—	301	65	—	65
Total expenses	346	—	346	1,573	99	1,672
Non-controlling interest	(36)	—	(36)	12	—	12
Loss from discontinued operations before tax	(239)	—	(239)	(912)	(99)	(1,011)
Gain on disposal of discontinued operations before tax	—	1,069	1,069	—	—	—
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss) from discontinued operations, net of tax	$(239)	$1,069	$830	$(912)	$(99)	$(1,011)

As of June 30, 2016, the Company recorded estimated transaction costs related to the Exchange of $690 thousand in loss from discontinued operations. Cumulative transaction costs related to the Exchange incurred through September 30, 2016 were $968 thousand. The additional transaction costs of $278 thousand are included in loss from discontinued operations for the three months ended September 30, 2016. Included in assets held for sale at June 30, 2016 were cash balances related to the CO2 Business of $141 thousand. At the closing of the transactions contemplated by the Exchange Agreement, as a result of the settlement of the Cash Amount, the Company retained the cash of the CO2 Business and transferred to the CO2 Business a cash collateral account of $150 thousand securing certain surety bonds of Poplar.

Following is a reconciliation of the major classes of assets and liabilities of the disposal groups sold during the three months ended September 30, 2016, their carrying values at June 30, 2016, which represented the lesser of historical cost or fair value less costs to sell, and the calculation of the contribution to equity and gain on their disposal recorded during the three months ended September 30, 2016:

	September 30, 2016			June 30, 2016
	CO2 Business	Weald Basin	Total	CO2 Business	Weald Basin	Total
	(In thousands)
Assets sold:
Cash	$—	$—	$—	$141	$—	$141
Accounts receivable	198	—	198	249	—	249
Inventories	242	295	537	232	301	533
Other classes of current assets that are not major	38	—	38	34	—	34
Property and equipment, net	24,294	795	25,089	23,941	812	24,753
Other classes of assets that are not major	204	—	204	332	—	332
Total assets of the disposal groups	$24,976	$1,090	$26,066	$24,929	$1,113	$26,042

Liabilities sold:
Accounts payable	$1,469	$648	$2,117	$1,594	$670	$2,264
Note payable	5,500	—	5,500	5,500	—	5,500
Asset retirement obligations	2,818	—	2,818	2,818	—	2,818
Other classes of liabilities that are not major	55	—	55	56	—	56
Total liabilities of the disposal groups	$9,842	$648	$10,490	$9,968	$670	$10,638

Consideration:
Series A Preferred Stock exchanged	$23,501	$—
Secured promissory note forgiven	625	—
Cash received	900	586
Stock of UKOG received	—	925
Total consideration	$25,026	$1,511

Contribution to equity from preferred stockholder	$9,892
Gain on disposal of discontinued operations, net of tax		$1,069
Contingent Production Payments
The Company has retained potential future contingent production payments related to its September 2011 acquisition of NP. The contingent production payments are payable, up to a total of $5.0 million, if certain increased average daily production rates are achieved at the Poplar field. Based upon the latest reserves estimates available to the Company, the contingent production payments are unlikely to be paid, and therefore, are not recorded in the accompanying condensed consolidated financial statements. In addition, on September 30, 2016, the Company entered into an agreement with the beneficiaries of these contingent production payments to dispose of its obligations related to them. See Note 17 - Commitments and Contingencies for further information.

Note 6 - Sale of Amadeus Basin Assets
On March 31, 2014 (the "Central Closing Date"), pursuant to the Share Sale and Purchase Deed dated February 17, 2014 (the "Sale Deed"), the Company sold its Amadeus Basin assets, the Palm Valley and Dingo gas fields ("Palm Valley" and "Dingo," respectively), to Central through the sale of the Company's wholly owned subsidiary, Magellan Petroleum (N.T.) Pty. Ltd ("MPNT"), to Central's wholly owned subsidiary, Central Petroleum PV Pty. Ltd ("Central PV"). In exchange for the assets, Central paid to Magellan (i) A$20 million, (ii) customary purchase price adjustments amounting to A$800 thousand; and (iii) 39.5 million newly issued shares of Central stock (ASX: CTP), equivalent to an ownership interest in Central of approximately 11%.

The Sale Deed also provides that the Company is entitled to receive 25% of the revenues generated at the Palm Valley gas field from gas sales when the volume-weighted gas price realized at Palm Valley exceeds A$5.00/Gigajoule and A$6.00/Gigajoule for the first 10 years following the Central Closing Date and for the following five years, respectively, with such prices to be escalated in accordance with the Australian consumer price index. Between the third and fifth anniversaries of the Central Closing Date, inclusive, the Company may seek from Central a one-time payment (the "Bonus Discharge Amount") corresponding to the present value, assuming an annual discount rate of 10%, of any expected remaining bonus payments in exchange for forgoing future bonus payments. If the Company receives the Bonus Discharge Amount, bonus payments and the Bonus Discharge Amount together may not exceed A$7 million.
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
On May 18, 2016, pursuant to a sale and purchase deed and deed of consent, with appropriate consent from Santos, the Company sold its rights in the Mereenie Bonus for A$3.5 million, which translated to $2.5 million on that date. Since no asset had previously been recorded related to the Mereenie Bonus, the Company recorded the entire sales price as a gain for the year ended June 30, 2016. The Company’s ability to repatriate the proceeds from the sale of the Mereenie Bonus to the US was constrained by the terms of the Pledge Agreement the Company entered into in conjunction with the Note with One Stone, until closing of the Exchange on August 1, 2016.

Note 7 - Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities:

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,810	$279	$(191)	$1,898

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$885	$—	$(284)	$601
On August 11, 2016, pursuant to the terms of the Weald Agreements and upon closing of the transactions contemplated thereby, the Company received approximately 50.9 million shares of UKOG common stock (AIM:UKOG) as partial consideration pursuant to the Weald ATA. The Company considers the shares of UKOG to be available-for-sale, and therefore records temporary fluctuations in the value of such shares in other comprehensive income (loss). Pursuant to the Weald ATA, the Company's shares in UKOG are subject to a six-month lock-up period on transfer, and the Company therefore may not sell its shares until February 10, 2017.
On April 15, 2016, pursuant to the Exchange Agreement, Magellan and One Stone entered into a Secured Promissory Note pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand and simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in Magellan's interests in MPA, which in turn holds the Company's shareholdings of Central common stock, as collateral for the Note. Upon the closing of the Exchange on August 1, 2016, the Loan Amount was deemed paid in full and the Pledge Agreement was terminated, which restored the ability of the Company to sell its shares of Central common stock.
As of June 30, 2015, the Company determined that unrealized losses related to its investment in Central were other-than-temporary, and recognized an impairment loss in the amount of $14.9 million for the year ended June 30, 2015, equal to the difference between the carrying value of its investment in Central and the market price of Central's common stock on the

Australian Securities Exchange at June 30, 2015, including applicable foreign currency translation. The Company continues to monitor its investments in available-for-sale securities for indicators of other than temporary impairment. As of September 30, 2016, the Company determined that no such impairment had occurred.

Note 8 - Notes Payable
Insurance Premium Notes
Between January 2016 and September 2016, the Company entered into three separate insurance premium financing agreements (the "Premium Notes") to finance the insurance premiums related to the annual renewal of the Company's insurance policies. The Premium Notes have an aggregate original principal amount of $262 thousand, bear interest ranging between 6.25% and 7.75%, and have amortization terms ranging from eight to ten months. The aggregate principal and interest payments due monthly under the Premium Notes range between $27 thousand and $2 thousand, and are payable between October 2016 and May 2017.
Secured Promissory Note
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. Magellan was required to use the borrowed amounts to satisfy transaction costs and pay certain outstanding accounts payable primarily related to the CO2 Business, to maintain its ongoing operations between signing of the Exchange Agreement and closing. The Note did not bear interest up until closing of the Exchange and was expected to be forgiven upon closing of the Exchange, and if the Exchange had not closed, would have become due and payable on August 1, 2016, or, in the case of a breach of the Exchange Agreement by One Stone, on August 1, 2017, and would have borne interest from the date of termination of the Exchange Agreement at a rate of the prime rate of interest plus 1% (amounting to approximately 4.5% at August 1, 2016). The Note is included in Notes Payable as of June 30, 2016 in the accompanying consolidated balance sheet. Upon the closing of the Exchange on August 1, 2016, the Loan Amount was deemed paid in full and no further amounts under the Note were owed by the Company.

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

•	Level 3: Significant inputs to the valuation model that are unobservable inputs.
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Company's policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed above for all periods presented. During the three months ended September 30, 2016, and 2015, there were no transfers in or out of Level 1, Level 2, or Level 3, except for the sale and acquisition of securities-available-for-sale, which securities are measured using Level 1 inputs consistently as discussed further below.
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
Items required to be measured at fair value on a recurring basis by the Company include securities available-for-sale and contingent consideration payable (as discussed further below). Within the valuation hierarchy, the Company measures the fair value of securities available-for-sale using Level 1 inputs, and the fair value of contingent consideration payable using Level 3 inputs. As of September 30, 2016, and June 30, 2016, the fair value of securities available-for-sale was $1.9 million and $601 thousand, respectively. As of both September 30, 2016, and June 30, 2016, the fair value of contingent consideration payable was $0. The following table presents items required to be measured at fair value on a recurring basis as of the periods presented:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$1,898	$—	$—	$1,898

Liabilities:
Contingent consideration payable (1)	$—	$—	$—	$—

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$601	$—	$—	$601

Liabilities:
Contingent consideration payable (1)	$—	$—	$—	$—
(1) See Note 17 - Commitments and Contingencies below for additional information about this item.
The contingent consideration payable as discussed in Note 17 - Commitments and Contingencies - Contingent production payments is a potential standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market, or market participants. The inputs for this instrument are unobservable and therefore classified as Level 3 inputs. The calculation of this liability is a significant management estimate and uses drilling and production projections based in part on the Company's reserve report for NP to estimate future production bonus payments and a discount rate that is reflective of the Company's credit adjusted borrowing rate. The Company has retained future contingent production payments related to its September 2011 acquisition of NP following the closing of the Exchange with One Stone and has entered into an agreement with the beneficiaries to dispose of them upon closing of the Merger.
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
Assets and liabilities measured on a nonrecurring basis
Effective March 31, 2016, in connection with the Exchange Agreement and related classification of the assets and liabilities of the CO2 Business to held for sale, the Company reviewed the recoverability of the carrying values of its assets and liabilities to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values at March 31, 2016. The inputs used to determine such fair values were based in part on a fairness opinion provided by a third party in connection with the Exchange and in part on internally developed cash flow models and are classified within Level 3 in the hierarchy. The impairment recorded consisted of an amount identifiable to proved oil and gas properties of $7.8 million, an amount identifiable to accounts receivable of $100 thousand, and the remainder to wells in progress of $3.4 million. As of August 1,

2016, prior to disposition of these assets and liabilities in connection with closing the transactions contemplated by the Exchange Agreement, their adjusted carrying values representing their carrying values less costs to sell continued to approximately equal their fair values less costs to sell as determined at March 31, 2016.
The Company, in connection with the reclassification of the Weald Basin exploration licenses as held for sale, also reviewed the recoverability of those assets at June 30, 2016, and determined that since the purchase price per the Weald ATA and IoW ATA was greater than the carrying values of the assets, the assets and liabilities were properly recorded at the lower of their fair values, less the cost to sell at June 30, 2016. As of August 11, 2016, prior to disposition of these assets in connection with closing of the transactions contemplated by the Weald Agreements, their adjusted carrying values representing their carrying values less costs to sell continued to approximately equal their fair values less costs to sell as determined at June 30, 2016.
The Company also utilizes fair value to perform an impairment test on its oil and gas properties and goodwill annually, or whenever events and circumstances indicate that a decline in the recoverability of their carrying values may have occurred. Fair value is estimated using expected discounted future cash flows from oil and gas properties. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are also classified within Level 3. For the three months ended September 30, 2016, the Company determined that no impairment to its remaining oil and gas properties and goodwill was necessary.

Note 10 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for each of the three-month periods ended September 30, 2016, and 2015, was 0%. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and foreign tax credit carry forwards.
We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at June 30, 2016, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of September 30, 2016. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is "more-likely-than-not" that those DTAs will be realized.
The Company has reported losses on discontinued operations for the three-month periods ended September 30, 2016, and 2015, and because there is a full valuation allowance applied against the DTAs, the Company has not recorded any income tax benefit on discontinued operations in the condensed consolidated financial statements.
As a result of the closing of the Exchange, during the three months ended September 30, 2016, the Company may have had an ownership change as defined by Internal Revenue Code Section 382. The Company has not yet concluded its analysis to determine whether a Section 382 ownership change has occurred; however, there should be no financial statement impact if there is a Section 382 ownership change, since the Company has a full valuation allowance against the DTAs and has not utilized any net operating losses as of September 30, 2016.
During the fiscal year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries. As of September 30, 2016, the Company has an overall deferred tax asset net of a deferred tax liability related to the basis difference in its foreign subsidiaries. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTAs management believes is "more-likely-than-not" to be realized in future periods.
The Company does not expect to pay any federal or state income taxes for the fiscal year ending June 30, 2017.

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
As of September 30, 2016, there were 67,471 shares available for issuance under the 2012 Stock Incentive Plan.
Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain vesting provisions such that options are TBOs, PBOs, or MBOs. During each of the three months ended September 30, 2016, and September 30, 2015, the Company granted no stock options.
Exercises
During each of the three months ended September 30, 2016, and September 30, 2015, no stock options were exercised.
Forfeitures / Cancellations
During the three months ended September 30, 2016, no stock options were forfeited or canceled. During the three months ended September 30, 2015, 6,250 stock options were forfeited or canceled.
Expirations
During the three months ended September 30, 2016, no stock options expired without exercise. During the prior year period, 33,333 stock options expired without exercise.
As of September 30, 2016, there were no MBOs and PBOs that had not vested. During the three months ended September 30, 2016, no options were issued outside of the 2012 Stock Incentive Plan. Stock options outstanding have expiration dates ranging from October 31, 2016, to January 12, 2025.
The following table summarizes the stock option activity for the three months ended September 30, 2016:

	Number of Shares	WAEPS (1)
Fiscal year opening balance	726,973	$11.32
Granted	—	$0.00
Exercised	—	$0.00
Forfeited/canceled	—	$0.00
Expired	—	$0.00
Balance at September 30, 2016	726,973	$11.32
Weighted average remaining contractual term	3.57	years
(1) Weighted average exercise price per share.

Stock Compensation Expense
The Company recorded $590 thousand and $108 thousand of related stock compensation expense for the three months ended September 30, 2016 and 2015, respectively. Stock compensation expense is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The $590 thousand of stock compensation expense for the three months ended September 30, 2016 consisted of expense amortization related to prior period awards of $380 thousand, including acceleration of expense related to the trigger of accelerated vesting provisions of certain awards and related release of forfeitures in connection with closing of the Exchange Agreement, and expense related to directors' stock awards as described below. As of September 30, 2016, and 2015, the unrecorded expected future compensation expense related to stock option awards was $33 thousand and $796 thousand, respectively.
Stock Awards
The Company's director compensation policy is designed to provide the Company's non-employee directors with a portion of their annual base Board service compensation in the form of equity with a value equal to $35 thousand, with the determination of the exact number of shares to be made on July 1, or on the date of the subsequent annual stockholders' meeting (the "Stock Award"). In either case, the number of shares to be awarded is determined using the fair value of the shares as of July 1. In addition, there is an annual cash award alternative to the annual Stock Award whereby a non-employee director may elect to receive $35 thousand in cash to exercise previously awarded options to acquire common stock, the exercise price of which is at least equal in value to the common stock eligible for receipt by the director pursuant to the Stock Award (with the difference in value of the options and $35 thousand to be paid in cash, referred to as the Make-Up Payment). On July 3, 2015, the Special Committee determined that the directors' annual stock award would be deferred and revisited after the strategic alternatives review process had advanced further and liquidity issues have been addressed. As of September 30, 2015, the Company had not made the Stock Award payment that is to be determined as of July 1, but had accrued a total of $175 thousand, representing the $35 thousand equity value of the Stock Award to each non-employee director.
On August 1, 2016, in connection with the closing of the transactions contemplated by the Exchange Agreement with One Stone, Messrs. Israel and Gluzman, One Stone’s representatives on the Company’s Board of Directors, i) agreed to forgo the amount of director compensation, in cash and stock, owed to them and outstanding as of the closing date, which was estimated at approximately $174 thousand in the aggregate and ii) ceased serving as members of the Board effective as of August 1, 2016.
On August 2, 2016, pursuant to the Company's director compensation policy and the 2012 Omnibus Incentive Compensation Plan, a total of 119,505 shares of common stock were issued to the Company's non-employee directors, which represented the amount of stock compensation owed and outstanding to the remaining three directors of the Company, which were due to be issued on July 1, 2015 and 2016, and the Company recorded stock-based compensation expense related to these awards in the amount of $210 thousand. On September 6, 2016, the Company paid cash compensation owed and outstanding to the remaining three directors of the Company in the amount of $201 thousand.
On August 2, 2016, the Company's board of directors approved additional compensation for Messrs. MacMillan, Pettirossi, and West in consideration of i) their service as members of the Special Committee since its formation on June 5, 2015, which service had not been remunerated, and ii) the non-payment by the Company of their compensation as directors of the Company since July 2015, and agreed that this compensation would remain wholly contingent upon closing the transactions contemplated by the Merger Agreement and would amount to the issuance of 100,000 shares of the Company's common stock and the payment of $150 thousand in cash, each in the aggregate.
On October 12, 2015, as further discussed in Note 19 - Employee Retention and Severance Costs, the Company granted 62,500 shares of restricted stock, a potential cash award based on the market value of the Company's common stock, and a phantom stock award based on the value of 62,500 notional shares, payable in cash, to Antoine J. Lafargue, all subject to doubling in certain circumstances under an override bonus agreement, payable in cash, and all vesting upon completion of a qualifying transaction. No stock-based compensation expense related to these grants has been recorded in the accompanying condensed consolidated statement of operations, as the Company does not consider the future events to meet the definition of "probable" due to the nature of the events being contingent upon third parties outside of the Company's control.

Note 12 - Preferred Stock
Cancellation of Preferred Stock
Following closing of the transactions contemplated by the Exchange Agreement with One Stone, on August 1, 2016, the Company, having reacquired all of its outstanding shares of Series A Preferred Stock, filed a Certificate of Elimination with the Delaware Secretary of State to remove the Certificate of Designations relating to the preferred stock from the Company’s Certificate of Incorporation, thereby eliminating the Company's preferred stock.
One Stone Exchange
On March 31, 2016, Magellan and One Stone entered into the Exchange Agreement, as described further in Note 3 - One Stone Exchange. As a result of the execution of and conditions to the Exchange Agreement, the Company analyzed the redemption features of its Series A Preferred Stock and determined that as part of the Exchange, redemption of the Series A Preferred Stock in the near term was probable.

The Company reviewed the recoverability of the carrying values of its assets and liabilities to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million in discontinued operations for the year ended June 30, 2016, in order to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values. The Company then determined that the resultant fair value of the net assets expected to be transferred to redeem the Series A Preferred Stock in the Exchange was less than the carrying value of the Series A Preferred Stock. The Company accordingly adjusted the carrying amount of the Series A Preferred Stock to its original issue value of $23.5 million, reflecting a reduction in value for the year ended June 30, 2016, up to the amount of previously recorded increases in value for accumulated dividends paid-in-kind, such dividends totaling $4.2 million in the aggregate at June 30, 2016. For the period from July 1, 2016 through closing of the transactions contemplated by the Exchange Agreement on August 1, 2016, the Company again recorded a reduction in value in the carrying amount of the Series A Preferred Stock for recorded increases during that same period for accumulated dividends paid in kind of $162 thousand.
On August 1, 2016, the transactions contemplated by the Exchange Agreement closed, resulting in the transfer of the CO2 Business to One Stone in exchange for the redemption of the Company's Series A Preferred Stock. The excess of the carrying value of the Series A Preferred Stock plus the cash received and loan forgiven in the Exchange over the fair value of the assets and liabilities of the CO2 Business transferred amounted to $9.9 million and was recorded as a contribution to capital in excess of par value from the preferred stockholder.
Series A Convertible Preferred Stock Financing
On May 10, 2013, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") with One Stone. Pursuant to the terms of the Series A Purchase Agreement, on May 17, 2013, the Company issued to One Stone 19,239,734 shares of Series A Preferred Stock, par value $0.01 per share, at a purchase price of approximately $1.22149381 per share (the "Purchase Price"), for aggregate proceeds of approximately $23.5 million. Subject to certain conditions, the shares of Series A Preferred Stock and any related unpaid accumulated dividends were convertible into shares of the Company's common stock, par value $0.01 per share, using a face amount per share of the Series A Preferred Stock based on the Purchase Price, and dividing by a conversion price of $9.77586545 per share, which conversion price has been adjusted to reflect the one share-for-eight shares reverse split of the Company's common stock effective July 10, 2015. Please refer to Note 12 - Preferred Stock of the Notes to the Consolidated Financial Statements in the Company's 2016 Form 10-K for further information regarding key terms and registration rights that were applicable to the Company's Series A Preferred Stock.
Preferred Stock Dividends
For the period from July 1, 2016 through closing of the transactions contemplated by the Exchange Agreement on August 1, 2016, the Company recorded preferred stock dividends of $162 thousand related to the Series A Preferred Stock, which dividends were payable in kind to One Stone. Accordingly, the value of these dividends of $162 thousand was recorded and added to the preferred stock balance on the Company's balance sheet at August 1, 2016, prior to the adjustment to redemption value as a result of the One Stone Exchange and the redemption discussed above. For the three months ended September 30, 2015, the Company recorded preferred stock dividends of $452 thousand related to the Series A Preferred Stock. The preferred stock dividends for the three months ended September 30, 2015, were also paid in kind.
The activity related to the Series A Preferred Stock for the three months ended September 30, 2016, and the fiscal year ended June 30, 2016, is as follows:

	THREE MONTHS ENDED		FISCAL YEAR ENDED
	September 30, 2016		June 30, 2016
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	22,683,428	$23,501	21,162,697	$25,850
PIK dividend shares issued	132,320	162	1,520,731	1,858
Adjustment to redemption value	—	(162)	—	(4,207)
Redemption	(22,815,748)	(23,501)	—	—
Balance at end of period	—	$—	22,683,428	$23,501

Note 13 - Stockholders' Equity
Reverse Stock Split
On July 10, 2015, pursuant to the Company's definitive proxy statement filed on June 8, 2015, the Company held a special meeting of stockholders to approve an amendment to its Restated Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio to be determined by the Board of Directors within a specific range set forth in the proxy statement, without reducing the number of authorized shares. The Company's shareholders approved the proposed amendment to the Restated Certificate of Incorporation, and the Board of Directors selected a reverse split ratio of one-for-eight (1:8). As a result of the reverse stock split, as of the close of business on July 10, 2015, each eight shares of common stock were converted into one share of common stock with any fractional shares being settled in cash. Immediately preceding the reverse stock split, there were 55,313,647 shares of common stock issued, including 9,675,114 treasury shares. The number of shares of Series A Preferred Stock did not change as a result of the split; however, following the reverse stock split, the conversion price was adjusted to reflect the split from $1.22149381 to $9.77586545.
After the reverse stock split, there were 6,911,921 shares of common stock issued, including 1,209,389 treasury shares. All share and per share amounts relating to the common stock, stock options to purchase common stock, including the respective exercise prices of each such option, and the conversion ratio of the Series A Preferred Stock included in the financial statements and footnotes have been adjusted to reflect the reduced number of shares resulting from the reverse stock split. Market conditions tied to stock price targets contained within MBOs were similarly adjusted. The par value and the number of authorized, but unissued, shares remain unchanged following the reverse stock split.
Treasury Stock
On July 1, 2016, upon the vesting of 12,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,529 shares to settle withholding taxes, The withheld shares were immediately canceled.
On December 31, 2015, upon the vesting of 7,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,398 shares to settle withholding taxes. The withheld shares were immediately canceled.
On July 10, 2015, to effect the one share-for-eight shares reverse split of the Company's common stock, the Company paid cash in lieu of issuance of fractional shares totaling 2,284 post-split shares. The shares underlying the payment of cash in lieu were immediately canceled.
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
All repurchased shares of common stock currently being held in treasury are being held at cost, including any direct costs of repurchase. The following table summarizes the Company's treasury stock activity as follows:

	THREE MONTHS ENDED		FISCAL YEAR ENDED
	September 30, 2016		June 30, 2016
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	1,209,389	$9,806	1,209,389	$9,806
Net shares repurchased for employee tax and option exercise price obligations related to the vesting of restricted stock and the exercise of employee stock options	2,529	3	5,220	11
Net shares repurchased to eliminate fractional shares in July 10, 2015 one share-for-eight shares reverse stock split	—	—	2,284	6
Cancellation of shares repurchased	(2,529)	(3)	(7,504)	(17)
Balance at end of period	1,209,389	$9,806	1,209,389	$9,806

Note 14 - Earnings (Loss) Per Common Share
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	THREE MONTHS ENDED
	September 30,
	2016	2015
	(In thousands, except share and per share amounts)
Loss from continuing operations, net of tax	$(2,195)	$(2,040)
Preferred stock dividend	(162)	(452)
Adjustment of preferred stock to redemption value (Note 12)	162	—
Net loss from continuing operations, including preferred stock dividends and gain on redemption of preferred stock	(2,195)	(2,492)
Net income (loss) from discontinued operations	830	(1,011)
Net loss attributable to common stockholders	$(1,365)	$(3,503)

Basic weighted average shares outstanding	5,836,744	5,702,780
Add: dilutive effects of convertible preferred stock	—	—
Diluted weighted average common shares outstanding	5,836,744	5,702,780

Basic and diluted earnings (loss) per common share:
Net loss from continuing operations, including preferred stock dividends and adjustment to redemption value of preferred stock	$(0.38)	$(0.44)
Net income (loss) from discontinued operations	$0.14	$(0.18)
Net loss attributable to common stockholders	$(0.23)	$(0.61)
There is no dilutive effect on earnings (loss) per share in periods with net losses from continuing operations. Stock options and shares of common stock issuable upon the conversion of the Series A Preferred Stock were not considered in the calculations of diluted weighted average common shares outstanding, as they would be anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted shares outstanding are as follows:

	THREE MONTHS ENDED
	September 30,
	2016	2015
In-the-money stock options	—	—
Common shares issuable upon conversion of Series A Preferred Stock	2,834,293	2,690,553
Total	2,834,293	2,690,553

Note 15 - Segment Information
The Company conducts its operations through two wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: MPUK, which includes the Company's continuing operations in the UK; and MPA, which includes the Company's operations in Australia. Oversight for these subsidiaries is provided by Corporate, which is treated as a cost center. The following table presents segment information for the Company's two reportable segments:

	THREE MONTHS ENDED
	September 30,
	2016	2015
	(In thousands)
Net (loss) income:
MPA	$(90)	$(335)
MPUK	$(185)	$1
Corporate	(1,920)	(1,710)
Inter-segment elimination	—	4
Consolidated net loss from continuing operations	$(2,195)	$(2,040)

	September 30, 2016	June 30, 2016
	(In thousands)
Total assets:
MPA	$1,069	$1,194
MPUK	$2,345	1,234
Corporate	59,762	61,315
Inter-segment elimination (1)	(57,339)	(58,235)
Total assets of continuing operations	$5,837	$5,508
(1) Asset inter-segment eliminations are primarily attributable to investments in subsidiaries.

Note 16 - Oil and Gas Activities
The following table presents the capitalized costs under the successful efforts method for oil and gas properties as of:

	September 30, 2016	June 30, 2016
	(In thousands)
Unproved oil and gas properties:
United Kingdom	$31	$32
Total unproved oil and gas properties	$31	$32

Wells in progress:
United Kingdom	$335	$337
Total wells in progress	$335	$337
In connection with the closing of the transactions contemplated by the Exchange Agreement (Note 3), on August 1, 2016, the Company's oil and gas activities in the United States were disposed, and the related capitalized costs were classified as assets held for sale as of June 30, 2016, and therefore have been excluded from the above amounts. Similarly, in connection with the closing of the transactions contemplated by the Weald Agreements (Note 4) on August 11, 2016, the Company's oil and gas activities in the UK related to the subject assets of the Weald Agreements were disposed of, and the related capitalized costs were classified as assets held for sale as of June 30, 2016, and therefore have been excluded from the above amounts.

Note 17 - Commitments and Contingencies
Refer to Note 16 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our 2016 Form 10-K for information on all commitments.
Contingent production payments
In September 2011, the Company entered into a Purchase and Sale Agreement (the "Nautilus PSA") among the Company and the non-controlling interest owners of NP for the Company's acquisition of the sellers' interests in NP. The Nautilus PSA provides for potential future contingent production payments, payable in cash by the Company to the sellers, of up to a total of $5.0 million if certain increased average daily production rates for the underlying properties are achieved. J. Thomas Wilson, a director and chief executive officer of the Company until August 5, 2016, has an approximately 52% interest in such contingent production payments.
Following the closing of the Exchange Agreement, these contingent production payments remained an obligation of Magellan. On September 30, 2016, the Company entered into a purchase and sale agreement (the “Nautilus Tech PSA”) with the beneficial owners of these contingent production payments. Pursuant to the Nautilus Tech PSA, the Company has agreed to issue to the beneficial owners an aggregate of 90,350 shares of the Company’s common stock in exchange for all rights of the beneficial owners to the contingent production payments. The shares issuable under the Nautilus Tech PSA are to be issued, and the contingent production payment right terminated, promptly following, and subject to, the completion of the Merger.
Sopak Collateral Agreement
On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase i) 1,158,080 shares of the Company's common stock and ii) a warrant granting Sopak the right to purchase from the Company an additional 543,478 shares of common stock. The Collateral Agreement was subsequently amended on January 15, 2013, and completed on January 16, 2013. The Company has estimated that there is the potential for a statutory liability of approximately $1.8 million and $1.8 million as of September 30, 2016, and June 30, 2016, respectively, related to US federal tax withholdings and related penalties and interest related to the Collateral Agreement. As a result, we have recorded a total liability of $1.8 million and $1.8 million as of September 30, 2016, and June 30, 2016, respectively, under accrued and other liabilities in the unaudited condensed consolidated balance sheets included in this report. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable of $1.8 million and $1.8 million as of September 30, 2016, and June 30, 2016, respectively, under prepaid and other assets in the unaudited condensed consolidated balance sheets.
Celtique Litigation
On June 10, 2016, MPUK reached a settlement with Celtique of its outstanding claims and counterclaims, whereby in connection with closing the transactions contemplated by the Weald ATA and the IoW ATA, Celtique would receive proceeds from the transfer of the Company's interests in the Central Weald assets of £500 thousand, payable at closing in a combination of cash of £179 thousand and shares of stock of UKOG valued at £321 thousand at the time of the agreed settlement (the "Settlement Agreement"). On August 11, 2016, upon closing the transactions contemplated by the Weald ATA and IoW ATA, the claims were settled in accordance with the Settlement Agreement, and the Company has no further obligations to Celtique.
NT/P82 Seismic Survey
In June 2016, the Australian Commonwealth-Northern Territory Offshore Petroleum Joint Authority and the National Offshore Petroleum Titles Administrator approved a variation in MPA's work program commitments under the NT/P82 permit in the Bonaparte Basin. The new work program commitment extended the term of the commitment to complete seismic to November 12, 2017, the cost of which commitment is estimated at AUD A$9 million.
Engagement of RFC Ambrian as financial advisor for farmout of NT/P82
In July 2015, the Company engaged RFC Ambrian as its financial advisor to run a formal bid process for the farm-out of its 100% operating interest in the NT/P82 permit in the Bonaparte basin, offshore Australia, to fund future exploration costs and potentially recover back-costs incurred. In accordance with the terms of the engagement, RFC Ambrian will be owed a success fee upon completion of a legally binding agreement ranging from A$250 thousand to 5% of the farm-out value of the agreement to the Company.
Petrie Engagement
In June 2015, the Special Committee engaged Petrie Partners, LLC ("Petrie") to act as its financial advisor (the "Petrie Engagement"). Under the terms of the Petrie Engagement, as amended on March 14, 2016, and in relation to the Merger

Agreement, the Company has agreed to pay Petrie a success fee. The remaining amount of the success fee is contingent upon the successful closing of the Merger and totals $500 thousand to be paid in stock of the Company, the number of which shares to be issued to Petrie being determined by the quotient of $500 thousand and the volume weighted average closing price of the Company’s common stock over the 10 trading days ending on the last trading day prior to the announcement of such corporate transaction. Upon closing of the Merger, Magellan expects to issue approximately 410 thousand shares of its common stock to Petrie as consideration for Petrie's remaining success fee. The Petrie Engagement may be terminated by either party with five days' written notice.
Poplar CO2-EOR Pilot Bonus
Mi3 Petroleum Engineering, LLC ("Mi3") is a Golden, Colorado-based petroleum engineering firm that has provided advice to the Company with respect to its CO2-EOR activities (See Note 18 - Related Party Transactions). Pursuant to the terms of a master services contract, as amended on November 4, 2015, Mi3 was entitled to a payment in the amount of $100 thousand, contingent upon the completion of a transaction resulting in the sale of the Poplar field to a third party, in addition to a fixed payment for certain services provided. Based upon the terms of the Exchange Agreement, which terms have been entered into between the Company and an affiliate of the Company rather than a third party, upon the closing of the Exchange, the contingent payment in the amount of $100 thousand was not due to Mi3.
NASDAQ Listing Requirements
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
On October 18, 2016, Magellan received a letter from the Listing Qualifications Department of the NASDAQ indicating that based on the Form 10-K filed by Magellan for its fiscal year ended June 30, 2016, which included a pro forma consolidated balance sheet evidencing stockholders' equity of $3.7 million, the Company had regained compliance with NASDAQ Stock Market Rule 5550(b)(1), and that if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to delisting.
One Stone Exchange Agreement
The Exchange Agreement was subject to termination under certain circumstances, including in specified circumstances in connection with receipt of a Superior Proposal, as such term is defined in the Exchange Agreement. In connection with a termination of the Exchange Agreement in the event of a Superior Proposal, a breach by the Company of its non-solicitation obligation, or following a change by the Board of its recommendation to stockholders, the Company would have been required to pay to One Stone a termination fee of $750 thousand. Also, if the Exchange Agreement was terminated by either party as a result of the failure to obtain the requisite approval by Magellan stockholders, the Company would have been required to reimburse One Stone for all documented out-of-pocket fees and expenses incurred by One Stone in connection with the Exchange Agreement, subject to a maximum of $200 thousand in the aggregate. On August 1, 2016, the transactions contemplated by the Exchange Agreement closed and the termination fee and out-of-pocket reimbursements potentially payable by the Company were not due.
Secured Promissory Note and Pledge Agreement
On April 15, 2016, the Company and One Stone entered into a Secured Promissory Note and a Pledge Agreement pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand. On August 1, 2016, upon the closing of the Exchange, the Loan Amount was deemed paid in full and the Pledge Agreement was terminated, and no further amounts under the Note remain owed by the Company.
Tellurian Merger Agreement
The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a "Superior Proposal," as such term is defined in the Merger Agreement. In connection with a termination of the Merger Agreement in the event of a Superior Proposal, a breach by Magellan of its non-solicitation obligation, or following a change by the Board of Directors of its recommendation to stockholders, Magellan will be required to pay to Tellurian a termination fee for any and all third-party transaction fees and expenses incurred by Tellurian with the drafting, negotiation, execution and delivery of the Merger Agreement and related documents (including fees and expenses for attorneys, accountants and other advisors), subject to a maximum of $1 million in the aggregate. A termination fee may also be payable in some circumstances in which an Alternative Proposal is made, the transaction fails to close and Magellan subsequently agrees to an Alternative Proposal. If the Merger Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Tellurian stockholders, or by Magellan because Tellurian does not use commercially reasonable efforts to secure the approval for listing the Magellan shares of common stock to be issued in the Merger, then Tellurian will be required to pay to Magellan a reverse termination fee of $1 million. In addition, the Company's ability to dispose of its remaining assets is subject to Tellurian's consent, in accordance with the terms of the Merger Agreement.
Directors' Compensation
On August 2, 2016, the Company's board of directors approved additional compensation for Messrs. West, MacMillan, and Pettirossi in consideration of i) their service as members of the Special Committee since its formation on June 5, 2015, which service had not been remunerated, and ii) the non-payment by the Company of their compensation as directors of the Company since July 2015, and agreed that this compensation would remain wholly contingent upon closing the transactions contemplated by the Merger Agreement and would amount to the issuance of 100,000 shares of the Company's common stock and the payment of $150 thousand in cash, each in the aggregate.

Note 18 - Related Party Transactions
Devizes International Consulting Limited CP Exploration. A director of Celtique, with which the Company co-owned equally several licenses in the UK until their disposition upon closing the transactions contemplated by the Weald Agreements on August 11, 2016, is also the sole owner of Devizes International Consulting Limited ("Devizes") and CP Exploration. Devizes and CP Exploration perform consulting services for MPUK. The Company recorded $21 thousand of consulting fees related to CP Exploration during the three months ended September 30, 2016, and $25 thousand of consulting fees related to Devizes during the three months ended September 30, 2015.
Mervyn Cowie. Mervyn Cowie, a former employee of the Company's MPA subsidiary, currently serves both as a director of MPA and its subsidiaries and as a consultant to MPA. Since December 1, 2014, the recurring monthly fee payable to Mr. Cowie for his consulting services amounts to A$5,400.
Mi3 Petroleum Engineering. In connection with its purchase of an option to acquire CO2 from Farnham Dome, on August 14, 2014, the Company formed a subsidiary, Utah CO2. On December 1, 2014, two other non-controlling interest owners became members of Utah CO2, one of which is Mi4 Oil and Gas, LLC ("Mi4"), a Colorado limited liability company majority owned by Mi3. Mi3 has performed consulting work for both Utah CO2 and other Magellan entities. During the three months ended September 30, 2016, and 2015, the Company recorded $0 and $292 thousand of consolidated expense related to fees payable to Mi3. During the three months ended September 30, 2016, and 2015, $0 and $292 thousand, respectively, of the related expense was included in discontinued operations in the accompanying condensed consolidated statements of operations.
One Stone Exchange. On March 31, 2016, the Company and its sole preferred stockholder entered into an Exchange Agreement providing for the exchange of 100% of the outstanding shares of Magellan Series A Preferred Stock for the assignment to the preferred stockholder of 100% of the Company's interest in the CO2 Business, subject to certain conditions including Magellan stockholder approval. The transactions contemplated by the Exchange Agreement closed on August 1, 2016. Refer to Note 3 - One Stone Exchange for further information.

Note 19 - Employee Retention and Severance Costs
The Company is required to record charges for one-time employee severance benefits and other associated costs as incurred.
Incentive Agreements Executive Officer
On October 12, 2015, the Company entered into a series of incentive compensation agreements with Antoine J. Lafargue, as amended on July 13, 2016 (the "CFO Incentive Agreements"). The CFO Incentive Agreements include i) amendments to the provisions for severance payments available to Mr. Lafargue under his existing employment agreement dated October 31, 2014, to include provisions for the payment of up to two years' salary as severance in the event that Mr. Lafargue's employment with the Company is terminated under certain circumstances within a period ending ten months after the date on which a Qualifying Transaction (as generally defined below) occurs, capped at $600 thousand; ii) a restricted stock award agreement whereby a restricted stock grant was made to Mr. Lafargue on October 12, 2015 totaling 62,500 shares of common stock that are to vest immediately prior to the completion of a Qualifying Transaction; iii) a potential cash award pursuant to a transaction incentive agreement, which cash award is contingent upon the completion of a Qualifying Transaction and would range from $0 to $1 million based on the market value of the Company's common stock reflected in the Qualifying Transaction, with the amount of cash award to be equal to $2,750 for each one cent of market value per share of the Company’s common stock reflected in the Qualifying Transaction above a minimum market value threshold of $1.60 per share, as adjusted for any applicable dividends; iv) a phantom stock award, also pursuant to the transaction incentive agreement, with payment contingent upon completion of a Qualifying Transaction and to be based on the value of 62,500 notional shares, payable in cash; and v) an override bonus agreement which provides for a potential cash bonus outside of the Company’s 2012 Omnibus Incentive Compensation Plan that would double the amounts payable under the awards available under ii, iii, and iv above, in certain circumstances.
For purposes of the CFO Incentive Agreements, a “Qualifying Transaction” shall mean either of the following occurring prior to December 31, 2017: i) any transaction or series of related transactions pursuant to which a person acquires at least 50% of the combined voting power of the then-outstanding voting securities of the Company, and ii) the stockholders of the Company approve a complete liquidation or dissolution of the Company, but only if such approval occurs coincident with or following the sale or other disposition of greater than 95%, as defined by gross market value on the October 12, 2015, of the gross assets of the Company.
No accrual has been made in the accompanying condensed consolidated financial statements for the CFO Incentive Agreements as amounts were contingent on the occurrence of future events and service. The Company does not consider the future events to meet the definition of "probable" due to the nature of the events being contingent upon third parties outside of the Company's control.
Additionally, as a condition precedent to the closing of the Merger with Tellurian, Mr. Lafargue shall have released any and all contractual or similar obligations payable to him from Magellan or its affiliates, or otherwise owed to him as a result of his services as an officer, director, agent or employee of Magellan or its affiliates, provided that such release (i) will be subject to receipt by Mr. Lafargue of an offer of employment by Magellan, effective as of the effective time of the Merger, providing for terms and conditions substantially similar to those set forth in the Tellurian disclosure schedule to the Merger Agreement and (ii) will not affect any right of Mr. Lafargue to indemnification and insurance as provided in the Merger Agreement. Such contractual or similar obligations include those provided by the CFO Incentive Agreements.
Employment Termination of Executive Officer
On and effective as of August 5, 2016, Mr. Wilson tendered his resignation as the Company’s President and CEO and as a member of the Company’s Board of Directors. In accordance with Mr. Wilson’s employment agreement dated as of October 14, 2014, as amended on February 11, 2015, Mr. Wilson will receive (i) monthly severance payments amounting to $300 thousand in the aggregate, for a period of 12 months, (ii) payment of his accrued vacation amounting to approximately $106 thousand (which was paid during the three months ended September 30, 2016, (iii) reimbursement of medical benefits for a period of up to 18 months, estimated to amount to approximately $35 thousand in the aggregate, and (iv) reimbursement of outstanding expenses. Mr. Wilson will also continue to be entitled to certain equity incentive awards, which were previously granted to Mr. Wilson, subject to the terms of these various awards. On August 9, 2016, Mr. Wilson executed a Termination, Voluntary Release, and Waiver of Rights Agreement with the Company.
Employee Retention Cash Bonus Plan
On June 5, 2015, the Compensation, Nominating and Governance Committee of the Board of Directors of the Company and the Board of Directors of the Company approved a cash bonus plan for the Company's non-executive officer employees for the purpose of retaining of certain key accounting, human resource, and administrative employees through certain key milestone events (the "Employee Retention Cash Bonus Plan"). The terms of the Employee Retention Cash Bonus Plan specify payment of retention bonuses for such employees upon the achievement of the milestones, which are i) the filing of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2015 (which milestone occurred in October 2015), and ii) the completion of a strategic transaction resulting in a change in control or the sale of substantially all the assets of the Company. The maximum original bonus payable to the employees under each of the milestones is as follows: i) $168 thousand, and ii) $286 thousand, respectively. On July 15, 2016, the Company paid the portion of the retention bonus granted to certain of the Company's employees related to the completion of the June 30, 2015 annual report on Form 10-K, which amounted to $108 thousand. As of September 30, 2016, the Company has recorded an accrual in the amount of $332 thousand in the accompanying condensed consolidated financial statements for the Employee Retention Cash Bonus Plan.

Note 20 - Subsequent Events
Stock-Based Compensation
On October 31, 2016, pursuant to the provisions of the underlying restricted stock award agreement, 2,083 shares of restricted stock held by the Chairman of the Board became fully vested.

During the period from September 30, 2016 through November 9, 2016, 37,499 previously granted stock options expired without exercise. Pursuant to the terms of the 2012 Stock Incentive Plan, the unissued shares underlying these unexercised options were added to the shares available for issuance under the 2012 Stock Incentive Plan.
Based on the activity related to our restricted stock and stock options after September 30, 2016, the Company had 104,970 shares available for future issuance under the 2012 Stock Incentive Plan as of November 9, 2016.
NASDAQ Listing Requirements
On October 18, 2016, Magellan received a letter from the Listing Qualifications Department of the NASDAQ indicating that based on the Form 10-K filed by Magellan for its fiscal year ended June 30, 2016, which included a pro forma consolidated balance sheet evidencing stockholders' equity of $3.7 million, the Company had regained compliance with NASDAQ Stock Market Rule 5550(b)(1), and that if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to delisting.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our 2016 Form 10-K, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2016 Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the 2016 Form 10-K. Unless otherwise indicated, all references in this discussion to Notes are to the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with the Risk Factors under Item 1A of Part II of this report and under Item 1A of the 2016 Form 10-K, along with the cautionary discussion about forward-looking statements at the end of this section, for information about the risks and uncertainties that could cause our actual results to be materially different from the results expressed or implied in our forward-looking statements.

OVERVIEW OF THE COMPANY
Magellan Petroleum Corporation (the "Company" or "Magellan" or "MPC" or "we") is an independent oil and gas exploration and production company. Subject to the closing of the announced merger with Tellurian Investments Inc. (“Tellurian”), Magellan will become a company focused on the development of liquefied natural gas (“LNG”) projects along the United States Gulf Coast and complementary business lines in the energy industry. Historically active internationally, Magellan also owns interests in the Horse Hill-1 well and related licenses in the Weald Basin, onshore UK, and an exploration block, NT/P82, in the Bonaparte Basin, offshore Northern Territory, Australia.
The Company conducts its operations through two wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Magellan Petroleum (UK) Limited ("MPUK") in the UK, and Magellan Petroleum Australia Pty Ltd ("MPA") in Australia. Following the closing of the merger with Tellurian, which is expected in the fourth quarter of calendar year 2016 or the first quarter of calendar year 2017, the combined company will operate its LNG business in the US through its new wholly owned subsidiary, Tellurian.
We believe that Magellan’s sources of value are embedded in the Company’s platform and portfolio of assets. Magellan’s strategy is therefore focused on recovering shareholder value by realizing the value of its existing assets.
We were founded in 1957 and incorporated in Delaware in 1967. The Company's common stock has been trading on the NASDAQ since 1972 under the ticker symbol "MPET".
Our principal offices are located at 1775 Sherman Street, Suite 1950, Denver, Colorado, 80203, and our telephone number is (720) 484-2400.

SUMMARY RESULTS OF OPERATIONS
The Company has incurred losses from operations for the three months ended September 30, 2016, of $2.2 million. In addition, the Company's cash balance has decreased to $892 thousand as of September 30, 2016.
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
As a result of the transactions related to the strategic alternatives review process, the assets and operations of NP, Utah CO2, and the Weald Basin were reclassified to held for sale and discontinued operations, respectively, until their ultimate disposition during the three months ended September 30, 2016. Therefore, the Company does not report revenues herein, and the results of continuing operations herein exclude the results of these discontinued operations.

Loss from continuing operations. For the three months ended September 30, 2016, loss from continuing operations, including preferred stock dividends and an adjustment to redemption value of the preferred stock, totaled $2.2 million ($0.38 loss/basic share), compared to a loss from continuing operations, including preferred stock dividends of $2.5 million ($0.44 loss/basic share) in the same period of the prior year. The decrease in loss from continuing operations of $547 thousand was due to i) a reduction in preferred stock dividends of $290 thousand, ii) an adjustment to the redemption value of the preferred stock in the current year period of $162 thousand and iii) a realized loss in the prior year period of $261 thousand on the sale of available-for-sale securities related to the Company's investment in Central Petroleum, which were partially offset by increases in exploration expenses of $138 thousand, general and administrative expenses of $263 thousand, and a decrease in other income of $23 thousand.
Cash. As of September 30, 2016, Magellan had $892 thousand in cash and cash equivalents, compared to $1.7 million at June 30, 2016. The decrease of $788 thousand was the result of net cash used in operating activities of $1.9 million, which included primarily payment of transaction costs associated with the Exchange and the Merger, net cash used in financing activities of $73 thousand, net cash used in operating and investing activities of discontinued operations of $307 thousand, and a net decrease in cash from the effect of exchange rate changes of $15 thousand, which were offset by net cash provided by investing activities of $1.5 million, primarily related to proceeds from the Exchange and the transactions contemplated by the Weald ATA.
Securities available-for-sale. As of September 30, 2016, Magellan had securities available for sale amounting to approximately $1.9 million, consisting of the Company's investment in shares of Central stock and UK Oil and Gas Investment Plc ("UKOG") stock amounting to approximately $692 thousand and $1.2 million, respectively.

CORPORATE EVENTS
Exchange Agreement
On March 31, 2016, Magellan and One Stone entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provides that, upon the terms and subject to the conditions set forth in the Exchange Agreement, One Stone would transfer to the Company 100% of the outstanding shares of Magellan Series A convertible preferred stock (the “Preferred Stock”), in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC, and 51% of the outstanding common units in Utah CO2 LLC (“Utah CO2”, and together with Nautilus Poplar LLC, the "CO2 Business"), as adjusted by the Cash Amount (as defined in the Exchange Agreement) (the “Exchange”). On August 1, 2016, all the conditions to the closing of the Exchange were met and the Exchange was consummated. The primary conditions to closing included i) the receipt of the approval of the Exchange by the Company’s stockholders, which was received on July 13, 2016, during the Company’s annual and special meeting of the stockholders, ii) the consent of West Texas State Bank ("WTSB") to release a guaranty provided by Magellan, and iii) the payment of the Cash Amount.
The Exchange Agreement was given economic effect as of September 30, 2015. The purpose of the Cash Amount was primarily to reimburse the Company for the funding of the operations of the Poplar field during the period between September 30, 2015, and the closing of the Exchange. On August 1, 2016, One Stone paid the Cash Amount to the Company, which was agreed to amount to $900 thousand. In addition, Messrs. Israel and Gluzman, One Stone’s representatives on the Company’s Board of Directors, i) agreed to forgo the amount of director compensation, in cash and stock, owed to them and outstanding as of the closing date, which was estimated at approximately $174 thousand in the aggregate, and ii) ceased serving as members of the Board effective as of August 1, 2016.
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. The purpose of the Note was primarily to fund the payment of outstanding payables with certain vendors of the CO2 Business to maintain its ongoing operations between signing of the Exchange Agreement and closing of the Exchange. At the closing of the Exchange, the Loan Amount was deemed to be paid in full and no further amounts under the Note were owed by the Company. Also, One Stone assumed all assets and virtually all liabilities related to the CO2 Business, which included a term loan (the "Term Loan") with WTSB and outstanding accounts payable related to the CO2 Business.
Merger with Tellurian
On August 2, 2016, Magellan, Tellurian, and River Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Magellan (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian (the

“Merger”), with Tellurian continuing as the surviving corporation, a direct wholly owned subsidiary of Magellan, and the accounting acquirer. The Merger Agreement and the Merger have been approved by the board of directors of each of Magellan and Tellurian. Stockholders of Magellan will be asked to vote on the approval of the transactions contemplated by the Merger Agreement at a special meeting that is expected to be held during the fourth quarter of calendar year 2016 or the first quarter of calendar year 2017.
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
The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with receipt of a "Superior Proposal," as such term is defined in the Merger Agreement. In connection with a termination of the Merger Agreement in the event of a Superior Proposal, a breach by Magellan of the non-solicitation provision noted above, or following a change by the Board of Directors of its recommendation to stockholders, Magellan will be required to pay to Tellurian a termination fee for any and all third-party transaction fees and expenses incurred by Tellurian with the drafting, negotiation, execution and delivery of the Merger Agreement and related documents (including fees and expenses for attorneys, accountants and other advisors), subject to a maximum of $1 million in the aggregate. A termination fee may also be payable in some circumstances in which an Alternative Proposal is made, the transaction fails to close and Magellan subsequently agrees to an Alternative Proposal. If the Merger Agreement is terminated by either party as a result of the failure to obtain the requisite approval by Tellurian stockholders, or by Magellan because Tellurian does not use commercially reasonable efforts to secure the approval for listing the Magellan shares of common stock to be issued in the Merger, then Tellurian will be required to pay to Magellan a reverse termination fee of $1 million.
Post-Merger Strategy
Upon the closing of the Merger with Tellurian, Magellan will become a Houston-based energy company focusing on the development of LNG projects along the United States Gulf Coast and complementary business lines in the energy industry.
Tellurian’s management team is led by Charif Souki, Martin Houston, and Meg Gentle, who have led and/or founded several industry-leading companies, specifically in the LNG sector. Mr. Souki is the former founder, Chairman, and CEO of Cheniere Energy, Inc. ("Cheniere"), which is expected to operate in excess of 30 million tonne per annum (“mtpa”) of LNG export facilities. Mr. Houston retired in November 2013, as chief operating officer of BG Group plc (“BG”), after 30 years of service, during which he pioneered the development and optimization of BG’s global LNG portfolio. Meg Gentle will serve as CEO of the combined Company, following a career during which she held various executive roles at Cheniere, including CFO and executive vice president of marketing. Tellurian was formed in February 2016.
The combined company plans to own, develop and operate, through Tellurian LNG LLC, a Delaware limited liability company and wholly owned subsidiary of Tellurian (“Tellurian LNG”), natural gas liquefaction facilities, storage facilities and loading terminals (collectively, the “LNG Facilities”) at one or more sites along the United States Gulf Coast and plans to sell LNG produced at its LNG Facilities to creditworthy customers, and to pursue complementary business lines in the energy industry. The combined company plans to be a low-cost provider of LNG Facilities and plans to minimize construction costs through utilization of proven technology and a modular design process that reduces installation and interconnection costs throughout the facility. Tellurian LNG, through its wholly owned subsidiaries, Driftwood LNG LLC and Driftwood LNG Pipeline LLC, is developing a 26-mtpa LNG Facility and related pipeline in Calcasieu Parish, Louisiana, with estimated construction costs of $450 to $550 per tonne, before owners’ cost, pipeline cost, financing cost, and contingencies, and expects to begin producing LNG in 2022 (the “Driftwood LNG Project”). The combined company also plans to pursue business that is complementary to its LNG business. The combined company plans to purchase gas supply for its LNG Facilities from the North American natural gas market and contract for pipeline and storage services upstream of the LNG Facilities in order to maximize its access to low-cost gas supply.
Immediately following the closing of the transactions contemplated by the Merger Agreement, Magellan expects to file a certificate of amendment to Magellan’s Restated Certificate of Incorporation and to amend Magellan’s bylaws for the purpose of effecting a name change of the company from “Magellan Petroleum Corporation” to “Tellurian Inc.” Pursuant to Section 242

(b)(1) of the General Corporation Law of Delaware and the bylaws of Magellan, the name change will not require stockholder approval but will need to be approved by the board of directors of the combined company. The name change will not affect the rights of Magellan’s existing stockholders. There will be no other changes to the Restated Certificate of Incorporation or bylaws of Magellan in connection with the name change.
Management Changes
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
Special Committee
On June 5, 2015, the Company’s Board of Directors formed the Special Committee to consider various strategic alternatives potentially available to the Company and engaged Petrie Partners, LLC ("Petrie") as financial advisor. Following the closing of the Exchange with One Stone, the subsequently announced Merger with Tellurian and the departures of Messrs. Israel, Gluzman, and Wilson from the Board, we believe that the task of the Special Committee has substantially been completed and on September 26, 2016, the Board disbanded the Special Committee.
Central Weald Sale
On June 10, 2016, MPUK entered into i) an Asset Transfer Agreement relating to the sale to UKOG of MPUK's 50% interests in PEDLs 231, 234, and 243 (the "Weald ATA"), ii) an Asset Transfer Agreement relating to the sale to UKOG of MPUK's 22.5% interest in the Offshore Petroleum Licence P1916 (the "IoW ATA"), and iii) a Settlement Agreement with Celtique (the"Settlement Agreement"). The consideration payable by UKOG to MPUK for the Weald ATA amounted to £1.8 million in a combination of cash and shares of UKOG, the number and value of which shares was determined as of the time of execution of the Weald ATA. The consideration for the IoW ATA was the assumption of MPUK's outstanding payables related to its interests in the Offshore Petroleum Licence P1916. Pursuant to the terms of the Settlement Agreement, MPUK was due to pay Celtique £500 thousand of the gross consideration, in a combination of cash and shares in UKOG pro rata to the consideration payable to MPUK for the Weald ATA. On August 11, 2016, the transactions contemplated by the Weald ATA and IoW ATA closed and the Settlement Agreement became effective, resulting in net cash proceeds to Magellan of £446 thousand and the net issuance to Magellan of approximately 50.9 million shares of UKOG, which shares were worth approximately £713 thousand at the time of closing. The number of shares of UKOG issued to Magellan was determined at the signing of the agreements based on a price per share of £0.01575, and as of November 9, 2016, the price per share of UKOG was £0.01400.
Poplar Contingent Payments Purchase
On September 30, 2016, the Company, with Tellurian's consent, entered into a purchase and sale agreement (the “Poplar Contingent Payment Agreement”) with the former owners of the membership interests in Nautilus Technical Group LLC (“Nautilus Technical”) and Eastern Rider LLC (“Eastern Rider”), an entity controlled by J. Thomas Wilson, former CEO and director of the Company (the “Sellers”). Pursuant to the Poplar Contingent Payment Agreement and subject to the closing of the Merger with Tellurian, the Company has agreed to issue to the Sellers an aggregate of 90,350 shares of the Company’s common stock in exchange for all rights of the Sellers to payments of up to $5.0 million potentially payable by the Company to the Sellers, which payments are contingent on certain production thresholds of the Poplar field formerly owned by the Company. The right to these contingent production payments resulted from a purchase and sale agreement entered into in September 2011, pursuant to which the Company initially acquired its interests in the Poplar field. The shares issuable under the Poplar Contingent Payment Agreement will be issued, and the contingent production payment right terminated, promptly following the completion of the Merger.
NASDAQ Listing Requirements
On May 17, 2016, Magellan received a letter from the Listing Qualifications Department of the NASDAQ indicating that the Company’s stockholders’ equity as reported in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 did not meet the minimum $2.5 million required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Stock Market Rule 5550(b)(1). On June 30, 2016, the Company submitted materials to NASDAQ describing a number of transactions that it believed would enable it to report stockholders’ equity of approximately $4.1 million on a pro forma basis, as of March 31, 2016, and that it was engaged in negotiations with a specific party to enter into a potential business combination transaction. On July 29, 2016, Magellan received a letter from the Listing Qualifications Department of NASDAQ indicating that it had determined to grant Magellan an extension until October 14, 2016 to regain compliance with Rule 5550(b). In the letter dated July 29, 2016, the Listing Qualifications Department indicated that any future business combination with a non-NASDAQ entity would likely be considered a “change of control” of Magellan, which would require the post-combination company to apply for initial listing on the NASDAQ Capital Market and meet all applicable initial listing criteria. On October 18, 2016, Magellan received a letter from the Listing Qualifications Department of the NASDAQ indicating that based on the Form 10-K filed by Magellan for its fiscal year ended June 30, 2016, which included a pro forma consolidated balance sheet evidencing stockholders' equity of $3.7 million, the Company had regained compliance with NASDAQ Stock Market Rule 5550(b)(1), and that if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to delisting.

HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended September 30, 2016, in parallel with the ongoing strategic alternatives review process, the Company continued to operate its projects to evaluate and determine the potential of its exploration and production properties.
Poplar (Montana, USA)
Following the closing of the Exchange on August 1, 2016, the Company does not own or operate the Poplar field.
CO2-EOR pilot project. During the period between July 1, 2016 and the closing of the Exchange, oil continued to be produced from one of the producing wells of the CO2-EOR pilot project.
Shallow Intervals. During the period between July 1, 2016 and the closing of the Exchange, Magellan sold 4 Mbbls (129 bopd) of oil attributable to its net revenue interests in Poplar. This production came primarily from production from the Charles formation.
Deep Intervals. During the period between July 1, 2016 and the closing of the Exchange, there was no production from the Deep Intervals at Poplar.
United Kingdom
Weald Basin Licenses. On August 11, 2016, the transactions contemplated by the Weald ATA closed, resulting in the Company’s disposal of its interests in PEDLs 231, 234, and 243. Pursuant to the terms of the Weald ATA and considering the expiration of the term of these licenses on June 30, 2016, Celtique Energie Weald Ltd and Magellan relinquished their respective interests in PEDLs 231 and 243. No substantial operational activity occurred in relation to these licenses prior to the closing of the transactions contemplated by the Weald ATA.
Horse Hill. Pursuant to a farmout agreement with Horse Hill Development, Ltd ("HHDL") dated as of December 20, 2013, the Company holds a 35% interest in PEDLs 137 and 246, where the Horse Hill-1 well ("HH-1") was drilled. In accordance with the farmout agreement, the Company’s costs in relation to these licenses are 100% carried by HHDL until production, including costs related to conducting flow tests. During the first quarter of calendar year 2016, HHDL conducted a successful flow test of several formations of HH-1, including the Portland sandstone and two Kimmeridge limestone formations. UKOG, one of the principal interest owners of HHDL, then reported that the flow tests measured a stable dry oil rate of 1,688 barrels of oil per day in aggregate from these formations. Although the duration of the flow tests of each formation was relatively short, we were very encouraged by these results.
On October 17, 2016, UKOG announced that HHDL informed UKOG that i) a planning application was submitted to Surrey County Council seeking permission to conduct further significant appraisal testing and drilling at PEDL 137, ii) subject to the required regulatory approvals, the first phase of the proposed development was planned to consist of the extended production testing of four zones, designed to confirm the commerciality of the discovery, and to examine a previously untested Kimmeridge limestone, and iii) the planning application also sought permission for a two-well drilling phase, contingent upon successful testing, to further appraise the extent of the oil accumulations and the field's production capabilities, which drilling phase would consist of a deviated sidetrack, HH-1z, to be drilled from the existing HH-1 borehole and a new well, Horse Hill-2. UKOG also reported that the normal local planning authority cycle for an application not requiring an Environmental Impact Assessment such as at Horse Hill takes approximately 13 weeks.
Other UK Licenses. On August 11, 2016, the transactions contemplated by the IoW ATA closed, resulting in the Company’s disposal of its interest in P1916, located offshore southern UK, near the Isle of Wight. No substantial activity occurred in relation to P1916 prior to the closing of the transactions contemplated by the IoW ATA.
Australia
NT/P82. On June 29, 2016, the National Offshore Petroleum Titles Administrator (“NOPTA”) informed the Company that the Commonwealth-Northern Territory Offshore Petroleum Joint Authority approved the following variations of the term of the NT/P82 Exploration Permit in the Bonaparte Basin, offshore Northern Territory, Australia: i) the increase of the Year 6 minimum work requirement from 600 km2 of 3D seismic survey to 1,000 km2 new seismic data acquisition and processing and geological and geophysical studies, ii) the suspension of Year 6 conditions of title for 18 months, and iii) the extension of the permit term by 18 months to allow the varied minimum work condition to be undertaken. As a result of these variations, the term of the license is now due to end on November 12, 2017.
During the three months ended September 30, 2016, the Company considered its strategic alternatives in relation to its 100% interest in NT/P82.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2016, the Company used $788 thousand in cash and, as of September 30, 2016, had $892 thousand in cash and cash equivalents on its balance sheet. During the three months ended September 30, 2016, the transactions contemplated by the Exchange and the Weald ATA were consummated, resulting in net cash proceeds of $900 thousand and £446 thousand, respectively, and the net issuance to Magellan of approximately 50.9 million shares of UKOG. Following these transactions, and in light of the Company's stringent management of its cash disbursements over the past year, the Company paid certain outstanding invoices, which resulted in the reduction of the Company’s outstanding payables from $791 thousand as of June 30, 2016 to $519 thousand as of September 30, 2016. In addition, following the closing of the Exchange, the Company’s cash position was not negatively impacted by the negative cash flows from operations generated by the Poplar field, and the Company’s remaining assets consisting of the HH-1 well and NT/P82 have not generated, and in the short term are not expected to generate, substantial disbursements. As a result of the transactions contemplated by the Merger Agreement and the Exchange Agreement, the Company expects it will not have sources of revenues, and its expenses will primarily relate to ongoing transaction expenses and public company costs. The Company estimates that its monthly cash burn rate should amount to approximately $200 thousand to $250 thousand, subject to potential increases related to transaction costs related to the closing of the Merger. The Company believes that it will be able to finance its activities until the closing of the Merger with Tellurian, which is expected during the fourth quarter of calendar year 2016 or the first quarter of calendar year 2017 using a combination of its cash on hand and the potential disposal of part or all of its shareholdings of Central. In addition, the Company's ability to dispose of its remaining assets is subject to Tellurian's consent, in accordance with the terms of the Merger Agreement.
However, the Company continues to experience significant liquidity constraints in the short term. We believe there is substantial doubt about the Company's ability to continue as a going concern. Because Tellurian's assets do not currently generate revenues, the combined company is also likely to experience liquidity constraints. However, we believe that upon the closing of the Merger with Tellurian, the combined company will be better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the Merger with Tellurian. However, following the closing of the Merger with Tellurian, the combined company may not be able to raise sufficient capital in a timely manner to fund the operations of the combined company. Should the Merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern.
Uses of Funds
Capital Expenditure Plans. Due to the closing of the Exchange, the Company will no longer incur any capital expenditures in relation to the Poplar field.
In the UK in PEDLs 137 and 246, where HH-1 was drilled, the cost of the completed flow test and potential future extended flow test are due to be fully paid by HHDL in accordance with the terms of the farmout agreement between HHDL and MPUK.
In the Bonaparte Basin, offshore Australia, the Company holds a 100% interest in NT/P82. The Company has received an extension of the term of its permit to November 2017 and is reviewing its strategic alternatives in relation to its interests. In the event that the Company concludes that it is required to relinquish its interest in the license, the Company does not expect to incur any material financial obligation.
Series A Preferred Dividend. Following the closing on August 1, 2016, of the transactions contemplated by the Exchange Agreement with One Stone, One Stone transferred to the Company, and the Company subsequently canceled, 100% of the outstanding shares of Series A Preferred Stock, including accumulated dividends paid in kind. The Company does not have any remaining amounts due or outstanding in connection with the Series A Preferred Stock.
Contractual Obligations. Please refer to the contractual obligations table in Part II, Item 7 of our 2016 Form 10-K for information on all material contractual obligations as of June 30, 2016, and see Note 17 - Commitments and Contingencies to the accompanying condensed consolidated financial statements included in this report for additional information.

Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $892 thousand of cash and cash equivalents as of September 30, 2016, compared to $1.7 million as of June 30, 2016, and $526 thousand as of November 9, 2016. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value because of changes in interest rates.
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
Central Shares. Due to the closing of the Exchange, the Company is no longer subject to any restrictions in its ability to sell its remaining shares of Central. As of September 30, 2016, and as of November 9, 2016, the Company owns 8.2 million shares of Central. Based on the closing price on November 9, 2016, the shares of Central stock represent $791 thousand of additional potential liquidity. In the future, Magellan may decide to dispose of all or part of its position in Central stock to fund some of the Company's activities. Although the Company does not intend to hold its position in Central's stock over the long term, the Company believes that there could be certain commercial or operational developments related to Central’s assets, which could positively impact the price per share of Central in the medium term. Therefore, the Company intends to monitor the stock price performance of Central to determine the appropriate time to dispose of its position.
UKOG Shares. On August 11, 2016, the Company received 50.9 million shares of UKOG, which are listed on the AIM market in the UK, as part of the consideration for the transactions contemplated by the Weald ATA. However, pursuant to the terms of the Weald ATA, which include a six-month lock-up period, the Company may not sell its shares of UKOG until February 10, 2017. Considering the current volume of trading activity of UKOG shares, the Company believes that it will be able to dispose of its shareholdings effectively once it decides to monetize these shares. The Company does not consider its shareholdings in UKOG to constitute a core asset of the Company and will monitor the performance of the price per share of UKOG and the operational results of HH-1 and UKOG’s other assets to determine the appropriate time to dispose of its shareholdings. Based on the price per share of UKOG as of November 9, 2016, the Company’s shareholdings in UKOG amounted to approximately $886 thousand.
Existing Credit Facilities. A summary of the Company's existing credit facilities is as follows:

	September 30, 2016	June 30, 2016
	(In thousands)
Outstanding borrowings:
Notes payable	$104	$783
Total	$104	$783
Insurance Premium Notes. Between January 2016 and September 2016, the Company entered into three separate insurance premium financing agreements (the "Premium Notes") to finance the insurance premiums related to the annual renewal of the Company's insurance policies. The Premium Notes have an aggregate original principal amount of $262 thousand, bear interest ranging between 6.25% and 7.75%, and have amortization terms from eight to ten months. The aggregate principal and interest payments due monthly under the Premium Notes range between $27 thousand and $2 thousand, and are payable between October 2016 and May 2017.
Secured Promissory Note. Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. The purpose of the Note was to finance certain ongoing operations at Poplar between signing of the Exchange Agreement and closing. The Note did not bear interest up until closing of the Exchange. The Note is included in Notes Payable at June 30, 2016 in the accompanying consolidated balance sheet. Upon the closing of the Exchange on August 1, 2016, the Loan Amount was deemed paid in full and the Pledge Agreement was terminated, and no further amounts under the Note were owed by the Company.

Term Loan. The Company, through its former wholly owned subsidiary NP, had maintained the Term Loan with WTSB, which, upon closing of the Exchange on August 1, 2016, was assumed by One Stone pursuant to the terms of the Exchange Agreement.
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
Other Sources of Financing. In addition to its existing liquid capital resources and the alternatives to address short-term liquidity issues discussed above, the Company could potentially receive funds through a bridge financing pending the closing of the Merger or the pledge of some of its remaining unencumbered assets or through equity issuances via a PIPE or follow-on offering.
Cash Flows
The following table presents the Company's cash flow information for the three months ended:

	September 30,
	2016	2015
	(In thousands)
Cash (used in) provided by:
Operating activities	$(1,926)	$(557)
Investing activities	1,533	836
Financing activities	(73)	(40)
Discontinued operations	(307)	(254)
Effect of exchange rate changes on cash and cash equivalents	(15)	(178)
Net decrease in cash and cash equivalents	$(788)	$(193)
Cash used in operating activities during the three months ended September 30, 2016, totaled $1.9 million, compared to cash used in operating activities of $0.6 million for the same period in 2015. The increase in cash used in operating activities was primarily due to the decrease in accounts payable and accrued liabilities in the current year period of $561 thousand and an increase in accounts payable and accrued liabilities in the prior year period of $852 thousand, which was offset by a decrease in general and administrative expenses, excluding non-cash stock-based compensation and foreign currency gains of $222 thousand.
Cash provided by investing activities during the three months ended September 30, 2016 amounted to $1.5 million, compared to cash provided by investing activities of $836 thousand for the same period in 2015. The increase in cash flows from investing activities was primarily due to cash proceeds received including cash retained of $950 thousand at the closing of the Exchange, and the cash proceeds received relating to the Weald Basin ATA of $586 thousand, which were offset by a reduction in proceeds from sales of Central stock of $836 thousand received during the same period in 2015.
Cash used in financing activities during the three months ended September 30, 2016, was $73 thousand, compared to cash used of $40 thousand in the prior year period. Cash used in financing activities in the current year period was primarily due to payments on the Company's insurance notes payable of $70 thousand. Cash used in the prior year period related to payments made for deferred financing costs of $24 thousand and cash payments for the repurchase of stock for settlement of taxes of $10 thousand.
Cash used in discontinued operations during the three months ended September 30, 2016, was $307 thousand, compared to $254 thousand in the prior year period. Cash used in discontinued operations in the current year primarily related to transaction costs paid as a result of the Exchange of $278 thousand. Cash used in the prior year period primarily related to capital expenditures at the Poplar field of $122 thousand.

During the three months ended September 30, 2016, the effect of changes in foreign currency exchange rates negatively impacted the translation of our foreign denominated cash and cash equivalent balances into US dollars and resulted in a decrease of $15 thousand in cash and cash equivalents, compared to a decrease of $178 thousand for the same period in 2015.

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Operating Expenses
The following table presents operating expenses for the three months ended:

	September 30,
	2016	2015	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Depreciation	$11	$19	$(8)	(42)%
Exploration	$155	$17	$138	812%
General and administrative	$2,028	$1,765	$263	15%
Depreciation Expense. Depreciation expense decreased by $8 thousand to $11 thousand during the three months ended September 30, 2016, compared to $19 thousand in the prior year period. The change was primarily due to certain assets becoming fully depreciated during the current year period.
Exploration Expenses. Exploration expenses increased by $138 thousand to $155 thousand during the three months ended September 30, 2016. The increase was primarily the result of an increase in expenditures related to the Company's activities in the UK in the current year period.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	September 30,
	2016	2015	Difference	Percent change
	(In thousands)
General and administrative (excluding stock-based compensation expense and foreign transaction gain)	$1,290	$1,512	$(222)	(15)%
Stock compensation expense	590	108	482	446%
Foreign transaction loss from investment in subsidiaries	148	145	3	2%
Total	$2,028	$1,765	$263	15%
General and administrative expenses increased by $263 thousand, or 15%, to $2.0 million during the three months ended September 30, 2016, compared to the prior year period. General and administrative expenses, excluding stock-based compensation and foreign transaction losses, decreased by $222 thousand, or 15%, to $1.3 million. This decrease was primarily the result of reductions in expenses related to corporate office salaries and benefits of $308 thousand, director expenses of $481 thousand, office rent of $42 thousand, which were partially offset by an increase in professional fees of $531 thousand related to the Merger, and a increase in general administrative expenses related to our foreign subsidiaries of $65 thousand. Stock compensation expense increased $482 thousand primarily due to the vesting of certain stock awards as a result of the Exchange. Foreign transaction losses increased by $3 thousand.
Net Loss From Discontinued Operations
Net income from discontinued operations for the three months ended September 30, 2016 of $830 thousand relates to the gain on disposal of the Company's Weald Basin assets in the UK of $1.1 million, which was partially offset by a loss on operations of the Company's former NP segment and transaction costs related to the Exchange of $239 thousand.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not use off-balance sheet arrangements, such as securitization of receivables, with any unconsolidated entities or other parties.

EFFECTS OF COMMODITY PRICES
Following the closing of the Exchange on August 1, 2016, the Company does not presently sell hydrocarbons from its properties and does not have estimated reserves associated with its remaining assets. However, the value of each of the Company’s remaining assets is intrinsically impacted by commodity prices, including the value of their potential monetization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Information regarding critical accounting policies and estimates is contained in Item 7 of our 2016 Form 10-K. There have been no changes to the Company's critical accounting policies during the three months ended September 30, 2016.

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
These forward-looking statements about the Company and its subsidiaries appear in a number of places in this report and may relate to statements about the Merger with Tellurian, including the terms of the Merger Agreement, the tax implications of the Merger, the closing of the transaction, the timing of such closing and the effects of closing; our businesses and prospects; our ability to continue as a going concern; planned or estimated capital expenditures; availability of liquidity and capital resources; the disposition of oil and gas properties and related assets or other securities investments; the ability to enter into acceptable farmout arrangements; revenues, expenses, operating cash flows and projected cash burn rates; progress in developing the Company's projects; future values of those projects or other interests or rights that the Company holds; the listing of our common stock on the NASDAQ; borrowings; commodity prices; government regulations; and other matters that involve a number of risks and uncertainties that may cause actual results to differ materially from results expressed or implied in the forward-looking statements. These risks and uncertainties include the following: risks associated with our ability to complete the Merger with Tellurian on the terms anticipated or at all; the uncertain nature of oil and gas prices in the UK and Australia, including uncertainties about the duration of the currently depressed oil commodity price environment and the related impact on our project developments and ability to obtain financing; uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects or otherwise continue as a going concern; uncertainties regarding the ability to realize the expected benefits from the sale of the Amadeus Basin assets to Central pursuant to the Sale Deed, including through the future value of Central stock; uncertainties regarding the value of Central stock; uncertainties regarding the ability to realize the expected benefits from the sale of the Weald assets to UKOG pursuant to the Weald Agreements, including through the future value of UKOG stock; uncertainties regarding the value of UKOG stock; our ability to attract and retain key personnel; our limited amount of control over activities on our non-operated properties; our reliance on the skill and expertise of third-party service providers; the ability of our vendors to meet their contractual obligations; the uncertain nature of the anticipated value and underlying prospects of our UK acreage position; government regulation and oversight of drilling and completion activity in the UK; the uncertainty of drilling and completion conditions and results; the availability of drilling, completion, and operating equipment and services; the results and interpretation of 2-D and 3-D seismic data related to our NT/P82 interest in offshore Australia and our ability to obtain an attractive farmout arrangement for NT/P82; uncertainties regarding our ability to maintain the NASDAQ listing of our common stock, and the related potential impact on our ability to obtain financing; risks and uncertainties inherent in management estimates of future operating results and cash flows; risks and uncertainties associated with litigation matters; and other matters referred to in the Risk Factors section of this report. For a more complete discussion of the risk factors that may apply to any forward-looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") of our 2016 Form 10-K. Any forward-looking statements in this report should be considered with these factors in mind. Any forward-looking statements in this report speak as of the filing date of this report. The Company assumes no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by securities laws.

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
At September 30, 2016, the fair value of our investments in securities available for sale was $1.9 million, with $693 thousand of that amount attributable to the 8.2 million shares held as of September 30, 2016 from the 39.5 million Central shares received initially as part of the consideration for the sale of the Amadeus Basin assets in March 2014. Central's stock is traded on the Australian Securities Exchange (the "ASX"), and we determined the fair value of our investment in Central using Central's closing stock price on the ASX on September 30, 2016, of A$0.110 per share, which translated to $0.084 per share in US dollars on that date. Due to the number of Central shares that we own and Central's general daily trading volumes, we may not be able to obtain the currently quoted market price in the event we elect to sell our Central shares. The remaining $1.2 million of the fair value of our investments in securities held for sale is attributable to 50.9 million shares of UKOG acquired as part of the consideration for the transactions contemplated by the Weald ATA, which closed on August 11, 2016. UKOG's stock is traded on the AIM market in the UK, and we determined the the fair value of our investment in UKOG using UKOG's closing stock price on September 30, 2016, of £0.01825 per share, which translated to $0.02335 per share in US dollars on that date. Pursuant to the terms of the Weald ATA, which include a six-month lock-up period, the Company may not sell its shares of UKOG until February 10, 2017. Considering the current volume of trading activity of UKOG shares, the Company believes that it will be able to dispose of its shareholdings effectively once it decides to monetize these shares. In addition, a 10% across-the-board change in the underlying equity market price per share for our investments would result in a $190 thousand change in the fair value of our investments.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive and Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive and Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference from the information set forth under "Celtique Litigation" in Note 17 - Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A RISK FACTORS

Item 1A ("Risk Factors") of our 2016 Form 10-K sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition, operating results, or cash flows. There have been no material changes in the Risk Factors described in such Form 10-K. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES
Pursuant to the terms and conditions of the Certificate of Designations of Series A Preferred Stock dated May 17, 2013, as amended, on August 1, 2016, the Company issued 132,320 shares of its Series A Preferred Stock as quarterly PIK dividends with respect to the 22,683,428 shares of Series A Preferred Stock outstanding as of the record date of July 15, 2016. One Stone Holdings II LP, as the sole holder of Series A Preferred Stock, received all of these PIK shares. The shares of Series A Preferred Stock were issued pursuant to the private placement exemption from registration under Section 4(a)(2) of the US Securities Act of 1933, as amended (the “Securities Act”). The facts relied upon to make such exemption available include that the private placement was with a single person that has represented that it is an "accredited investor" within the meaning of Rule 501 under the Securities Act, and the securities are restricted from transfer except pursuant to an effective registration statement under the Securities Act or an available exemption from such registration. Each share of Series A Preferred Stock was convertible at any time, at the holder's option, into shares of the Company's common stock at a conversion price of $9.77586545, subject to customary anti-dilution provisions. For additional information regarding the Series A Preferred Stock, see Note 12 - Preferred Stock of the notes to the condensed consolidated financial statements included under Part I, Item 1 of this report.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information about purchases of the Company's stock by the Company during the three months ended September 30, 2016.

Period	(a) Total number of shares (or units) purchased	(b)Average price paid per share (or unit)		(c) Total number of shares (or units)purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units)that may yet be purchased under the plans or programs
July 1 - 31, 2016 (1)	2,529	$1.18		—	—
August 1 - 31, 2016 (2)	22,815,748	1.03	(3)	22,815,748	—
September 1 - 30, 2016	—	—		—	—
Total	22,818,277	$1.03		22,815,748	—
(1) On July 1, 2016, upon the vesting of 12,500 shares of restricted stock previously granted to executives of the Company and pursuant to the tax withholding provisions of the Company's restricted stock award agreements, the Company withheld on a cashless basis 2,529 shares to settle withholding taxes, The withheld shares were immediately canceled.

(2) Pursuant to the Exchange Agreement dated as of March 31, 2016 between the Company and One Stone, on August 1, 2016, the Company acquired from One Stone all 22,815,748 outstanding shares of Series A Preferred Stock in consideration for the assignment to and assumption by One Stone of 100% of the outstanding membership interests in Nautilus Poplar LLC and 51% of the outstanding common units in Utah CO2, as adjusted by the Cash Amount. For further details regarding the Exchange Agreement and the Exchange, see Note 3 - One Stone Exchange, Note 5 - Discontinued Operations, Note 12 - Preferred Stock, and Note 18 - Related Party Transactions of the notes to the consolidated financial statements included in Part I, Item 1 of this report.

(3) Based on the $23.5 million book value of the Series A Preferred Stock as of the redemption date of August 1, 2016.

ITEM 6 EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference into this report:

31.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION
(Registrant)

Date:	November 14, 2016	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary
(as Principal Executive, Financial and Accounting Officer)