Form 10-Q
period 2016-12-31
MAGELLAN PETROLEUM CORP /DE/
filed 2017-02-09
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer's single class of common stock as of February 3, 2017 was 5,879,610, which is net of 1,209,389 treasury shares held by the registrant.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	December 31, 2016	June 30, 2016
		(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$507	$1,680
Securities available-for-sale	1,542	601
Accounts receivable	58	16
Prepaid and other assets	1,960	2,087
Current assets held for sale (Note 5)	—	26,042
Total current assets	4,067	30,426

PROPERTY AND EQUIPMENT, NET (SUCCESSFUL EFFORTS METHOD):
Unproved oil and gas properties	29	32
Wells in progress	332	337
Land, buildings, and equipment (net of accumulated depreciation of $536 and $517 as of December 31, 2016, and June 30, 2016, respectively)	69	86
Net property and equipment	430	455

OTHER NON-CURRENT ASSETS:
Goodwill, net	500	500
Other long-term assets	19	169
Total other non-current assets	519	669
Total assets	$5,016	$31,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$478	$791
Accrued and other liabilities	2,538	2,826
Notes payable	31	783
Current liabilities held for sale (Note 5)	—	10,638
Total current liabilities	3,047	15,038

COMMITMENTS AND CONTINGENCIES (Note 17)

PREFERRED STOCK (Note 3 and Note 12):
Series A convertible preferred stock (par value $0.01 per share): Authorized 0 and 28,000,000 shares as of December 31, 2016 and June 30, 2016, respectively, issued 0 and 22,683,428 shares as of December 31, 2016, and June 30, 2016, respectively; liquidation preference of $0 and $29,093 as of December 31, 2016, and June 30, 2016, respectively	—	23,501
Total preferred stock	—	23,501

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock (par value $0.01 per share): Authorized 300,000,000 shares, issued 7,088,999 and 6,972,023 shares as of December 31, 2016, and June 30, 2016, respectively	71	70
Treasury stock (at cost): 1,209,389 shares as of December 31, 2016, and June 30, 2016	(9,806)	(9,806)
Capital in excess of par value	104,557	94,069
Accumulated deficit	(98,126)	(96,234)
Accumulated other comprehensive income	5,273	4,912
Total stockholders' equity (deficit)	1,969	(6,989)
Total liabilities, preferred stock and stockholders' equity (deficit)	$5,016	$31,550
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2016	2015	2016	2015
OPERATING EXPENSES:
Depreciation	$9	$13	$20	$32
Exploration	8	22	163	39
General and administrative	649	1,131	2,677	2,896
Total operating expenses	666	1,166	2,860	2,967

Loss from operations	(666)	(1,166)	(2,860)	(2,967)

OTHER INCOME (EXPENSE):
Gain (loss) on investment in securities	138	117	138	(143)
Other income (expense)	(3)	42	(4)	64
Total other income (expense)	135	159	134	(79)

Loss from continuing operations, before tax	(531)	(1,007)	(2,726)	(3,046)

Income tax expense	—	—	—	—
Loss from continuing operations, net of tax	(531)	(1,007)	(2,726)	(3,046)

DISCONTINUED OPERATIONS (Notes 3, 4 and 5):
Income (loss) from discontinued operations, net of tax	4	(362)	(235)	(1,373)
Gain on disposal of discontinued operations, net of tax	—	—	1,069	—
Net income (loss) from discontinued operations	4	(362)	834	(1,373)

Net loss	(527)	(1,369)	(1,892)	(4,419)

Preferred stock dividends	—	(460)	(162)	(913)
Adjustment of preferred stock to redemption value (Note 12)	—	—	162	—

Net loss attributable to common stockholders	$(527)	$(1,829)	$(1,892)	$(5,332)

Earnings (loss) per common share (Note 14):
Weighted average number of basic shares outstanding	5,879,610	5,757,533	5,858,177	5,730,157
Weighted average number of diluted shares outstanding	5,879,610	5,757,533	5,858,177	5,730,157

Basic and diluted earnings (loss) per common share:
Net loss from continuing operations, including preferred stock dividends and adjustment to redemption value of preferred stock	$(0.09)	$(0.25)	$(0.47)	$(0.69)
Net income (loss) from discontinued operations	$0.00	$(0.06)	$0.14	$(0.24)
Net loss attributable to common stockholders	$(0.09)	$(0.32)	$(0.32)	$(0.93)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2016	2015	2016	2015
Net loss	$(527)	$(1,369)	$(1,892)	$(4,419)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(321)	34	(171)	(14)
Reclassification of unrealized gain (loss) on securities available-for-sale to earnings due to sale of securities	123	94	123	(231)
Unrealized holding gain on securities available-for-sale	54	910	409	92
Other comprehensive income (loss), net of tax	(144)	1,038	361	(153)

Comprehensive loss	$(671)	$(331)	$(1,531)	$(4,572)
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
June 30, 2016	$70	$(9,806)	$94,069	$(96,234)	$4,912	$(6,989)
Net loss	—	—	—	(1,892)	—	$(1,892)
Other comprehensive income, net of tax	—	—	—	—	361	$361
Stock and stock-based compensation	1	—	599	—	—	$600
Net shares repurchased for employee tax costs upon vesting of restricted stock	—	—	(3)	—	—	$(3)
Preferred stock dividend	—	—	—	(162)	—	$(162)
Adjustment of preferred stock to redemption value (Note 12)	—	—	—	162	—	$162
Contribution to equity upon redemption of preferred stock (Notes 3, 5 and 12)	—	—	9,892	—	—	$9,892
December 31, 2016	$71	$(9,806)	$104,557	$(98,126)	$5,273	$1,969
The notes to the condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

MAGELLAN PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	SIX MONTHS ENDED
	December 31,
	2016	2015
OPERATING ACTIVITIES:
Loss from continuing operations, net of tax	$(2,726)	$(3,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign transaction (gain) loss	(44)	53
Depreciation	20	32
(Gain) loss on investment in securities	(138)	143
Stock compensation expense	600	307
Net changes in operating assets and liabilities:
Accounts receivable	(45)	40
Prepaid and other current assets	196	129
Accounts payable and accrued liabilities	(668)	893
Net cash used in operating activities of continuing operations	(2,805)	(1,449)

INVESTING ACTIVITIES:
Additions to property and equipment	(2)	(1)
Proceeds from sale of Weald Basin assets (Notes 4 and 5)	586	—
Proceeds from sale of investment securities	604	1,443
Proceeds from One Stone Exchange, including cash transferred from held for sale at closing (Notes 3 and 5)	950	—
Net cash provided by investing activities of continuing operations	2,138	1,442

FINANCING ACTIVITIES:
Purchase of common stock	(3)	(11)
Payment of cash in lieu of issuance of fractional shares in one share-for-eight shares reverse stock split	—	(6)
Deferred financing costs, net	—	(24)
Proceeds from issuance of notes payable	—	108
Payments on notes payable	(143)	(35)
Net cash used in financing activities	(146)	32

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities of discontinued operations	(76)	(387)
Net cash used in investing activities of discontinued operations	(224)	(39)
Net cash used in operating and investing activities of discontinued operations	(300)	(426)

Effect of exchange rate changes on cash and cash equivalents	(60)	(25)
Net decrease in cash and cash equivalents	(1,173)	(426)
Cash and cash equivalents at beginning of period	1,680	769
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$507	$343

Supplemental schedule of non-cash activities:
Unrealized holding gain (loss) and foreign currency translation gain (loss) on securities available-for-sale	$338	$(32)
Securities available-for-sale received as proceeds on sale of Weald Basin assets (Notes 4 and 5)	$(925)	$—
Increase in both accrued or other liabilities and prepaid or other assets related to Sopak	$54	$54
Purchase of insurance policies financed with notes payable	$16	$108
Forgiveness of notes payable upon closing of Exchange (Notes 3 and 5)	$625	$—
Adjustment of preferred stock to redemption value	$(162)	$—
Preferred stock dividends paid in kind	$162	$913
Contribution to equity upon redemption of preferred stock (Notes 3, 5 and 12)	$9,892	$—

Non-cash activities of discontinued operations:
Change in accounts payable and accrued liabilities related to property and equipment of discontinued operations	$293	$(86)
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
The Company conducts its operations through two wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Magellan Petroleum (UK) Limited ("MPUK"), and Magellan Petroleum Australia Pty Ltd ("MPA"). Following the closing of the merger with Tellurian, which is expected in the first quarter of calendar year 2017, the combined company will operate its LNG business in the US through its new wholly owned subsidiary, Tellurian.
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
We were founded in 1957 and incorporated in Delaware in 1967.  The Company's common stock has been trading on NASDAQ since 1972 under the ticker symbol "MPET". Upon the closing of the merger with Tellurian, the Company’s name will be changed to Tellurian Inc. The Company’s common stock will continue to trade on the NASDAQ and its ticker symbol will become “TELL”.
Our principal executive offices are located at 1775 Sherman Street, Suite 1950, Denver, Colorado 80203, and our phone number is (720) 484-2400.
Going Concern
The Company has incurred losses from operations for the six months ended December 31, 2016 of $2.9 million, has experienced negative cash flows from operating activities of continuing operations of $2.8 million for the six months ended December 31, 2016, and as of December 31, 2016, its cash balance was $507 thousand. The Company continues to experience liquidity constraints and has been selling certain of its assets to fund its operations, which has resulted in the Company having no source of revenue. However, these liquidity constraints continue, and proceeds from these asset sales may not provide sufficient liquidity to fund the Company's operations for the next twelve months. As a result of these conditions and events, there is substantial doubt about the Company's ability to continue as a going concern. We believe that following the closing of the merger with Tellurian, the combined company will be able to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the merger with Tellurian, the primary condition of which closing is the approval by the Company’s shareholders of the merger agreement that is expected to be sought in the first quarter of calendar year 2017. Should the merger with Tellurian not close, the Company will need to seek other alternatives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.
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
Following the closing of the Exchange with One Stone, and the subsequently announced Merger with Tellurian, the Board determined that the task of the Special Committee had substantially been completed, and on September 26, 2016, the Board disbanded the Special Committee.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, MPUK, and MPA, and for periods through the closing of the Exchange on August 1, 2016, NP (which has been discontinued and was transferred to One Stone upon closing), and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X published by the US Securities and Exchange Commission (the "SEC"). Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual period financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. All intercompany transactions have been eliminated. Operating results for the six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Form 10-K"). All amounts presented are in US dollars, unless otherwise noted. Amounts expressed in Australian currency are indicated as "A$." Amounts expressed in the currency of the United Kingdom are indicated as "£."
Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.
Effective with the execution of the Exchange Agreement on March 31, 2016, the Company reclassified the operations of NP to discontinued operations, and they are reported in discontinued operations for the period from July 1, 2016 through the closing of the Exchange on August 1, 2016 in the accompanying condensed consolidated financial statements, and for all prior periods presented. The Company also reclassified assets and liabilities of NP to assets and liabilities held for sale for all periods prior to closing of the Exchange in the accompanying condensed consolidated financial statements.
Effective with the execution of the Weald Agreements on June 10, 2016, the Company reclassified the operations related to the respective licenses to discontinued operations, and they are reported in discontinued operations for the period from July 1, 2016 through the closing of the transactions contemplated by the Weald Agreements on August 11, 2016 in the accompanying condensed consolidated financial statements, and for all prior periods presented. The Company also reclassified assets and liabilities related to the respective licenses to assets and liabilities held for sale for all periods prior to closing of the transactions contemplated by the Weald Agreements in the accompanying condensed consolidated financial statements.
As of December 31, 2016, the Company owned a 0.9% interest in Central Petroleum Limited (ASX:CTP) ("Central"), a

Brisbane-based exploration and production company traded on the Australian Securities Exchange. The Company accounts for this investment as securities available-for-sale in the accompanying condensed consolidated financial statements.
As of December 31, 2016, the Company owned a 2.0% interest in UK Oil and Gas Investments, PLC (LSE:UKOG) ("UKOG"), a British oil and gas investment company traded on the Alternative Investment Market of the London Stock Exchange. The Company accounts for this investment as securities available-for-sale in the accompanying condensed consolidated financial statements.
Accounting for Business Combinations
At the closing of the Merger, Tellurian, the accounting acquirer will account for the Merger with Magellan as a business combination. At the closing of the Merger, the adjustments to the consolidated financial statements and the allocation of the purchase price will depend on a number of factors including the fair value of Magellan's common stock transfered and the estimated fair value of Magellan's assets and liabilities at the closing date.
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
During the fiscal year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries because (i) the Company had begun an effort to repay its intercompany balances through the repatriation of cash from these subsidiaries and (ii) the Company was increasingly focusing on its US operations. As such, the Company recorded on its statement of operations for the fiscal year ended June 30, 2015, an expense reclassification from accumulated other comprehensive loss arising from foreign currency exchange losses on its intercompany account balances. For all subsequent periods, including the six months ended December 31, 2016, the Company has continued to record foreign currency exchange gains and losses arising from its intercompany account balances in its condensed consolidated statement of operations.
Securities Available-for-Sale
Securities available-for-sale are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are excluded from earnings and recorded as a component of accumulated other comprehensive loss in stockholders' equity (deficit), net of deferred income taxes. The Company recognizes gains or losses when securities are sold. On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered an other-than-temporary impairment. The Company performed this analysis as of December 31, 2016, and concluded that no such events had occurred.
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
Depreciation, depletion, and amortization ("DD&A") of capitalized costs related to proved oil and gas properties is calculated on a property-by-property basis using the units-of-production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs as well as the estimated proceeds from salvaging equipment. Because all of the Company's proved oil and gas properties related to NP, DD&A has been reclassified to discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Effective with the classification of the assets and liabilities of NP to held for sale on March 31, 2016, including the proved oil and gas properties, the Company halted DD&A related to these assets, and no further DD&A has been recorded in the accompanying condensed consolidated financial statements for the period from April 1, 2016 through their disposition in connection with the closing of the Exchange on August 1, 2016.
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
Impairment of Long-Lived Assets
The Company reviews the carrying amount of its oil and gas properties and unproved leaseholds for impairment annually or whenever events or changes in circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs, using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. There were no significant changes in circumstances during the six months ended December 31, 2016, that would indicate that the carrying values of oil and gas properties were further impaired.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. The goodwill recorded as of December 31, 2016 relates to the Company's foreign subsidiaries. GAAP requires goodwill to be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment. For the six months ended December 31, 2016, based upon the Company's qualitative analysis, the Company determined that it was not more likely than not that the carrying value of its foreign operating units, including goodwill, were less than their carrying amounts at December 31, 2016.

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
The potentially dilutive impact of stock options is determined using the treasury stock method. The potentially dilutive impact of the shares of Series A Preferred Stock is determined using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing dilutive shares if the effect would be anti-dilutive. Until its redemption upon closing of the Exchange on August 1, 2016, the Series A Preferred Stock was convertible at a rate of one common share for one preferred share, multiplied by an applicable conversion ratio. We did not include any stock options nor common stock issuable upon the conversion of the Series A Preferred Stock in the calculation of diluted earnings (loss) per share for each of the three and six-month periods ended December 31, 2016, and December 31, 2015, as their effect would have been anti-dilutive due to net losses in those periods.
Segment Information
As of June 30, 2016, the Company determined, based on the criteria of Accounting Standards Codification Topic 280, that it operated in two segments, MPUK, and MPA, as well as a head office, Magellan ("Corporate"), which is treated as a cost center. As of December 31, 2016, these two operating segments met the minimum quantitative threshold to qualify for separate segment reporting.
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
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-04, which removes step 2 from the goodwill impairment test. The standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2021, and early adoption is permitted. The Company does not expect that the adoption of this standard will have a significant impact on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2019, and early application is permitted in certain circumstances. The Company does not expect that the adoption of this standard will have a significant impact on its condensed consolidated financial statements.
In December 2016, the FASB issued ASU No. 2016-19, which provides technical corrections and improvements to previously issued guidance. Most of the amendments in this standard are effective upon issuance of the update. The Company adopted this standard upon issuance and it did not have a significant impact on its condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, which is intended to reduce diversity in practice in reporting certain items in the statement of cash flows. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2019, and early adoption is permitted. The Company does not expect adoption of ASU 2016-15 to have a material effect on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, which is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures. This standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2018, and early adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, which simplifies the accounting for adjustments made to provisional amounts recognized at the acquisition date in a business combination, by eliminating the requirement to retrospectively account for such adjustments for which the accounting is incomplete by the end of the reporting period in which the combination occurs. This standard is effective for the Company for its first interim period in its fiscal year ending June 30, 2017. The Company has adopted this standard, which has not had a material impact on the Company's condensed consolidated financial statements for the six months ended December 31, 2016. The Company expects to account for such adjustments, if any, on a prospective basis.
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
In May 2014, the FASB issued ASU No. 2014-09, which clarifies the principles for revenue recognition and establishes a common standard for revenue recognition among GAAP and International Financial Reporting Standards ("IFRS"). Following the FASB's finalization of a one-year deferral of this standard, this standard will be effective for the Company for its first interim period in its fiscal year ending June 30, 2019, with early adoption permitted for its first interim period in its fiscal year ending June 30, 2018, and its principles shall be applied retrospectively. The Company does not produce revenue and therefore does not expect that the adoption of this standard will have a significant impact on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, which changed the requirements for reporting discontinued operations and disclosures of disposals of components of an entity. ASU 2014-8 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has adopted this standard and applied its guidance to its reporting and disclosure of the One Stone Exchange, the Weald ATA and the IoW ATA, and discontinued operations of NP and MPUK. (Notes 3, 4 and 5).
There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of December 31, 2016.

Note 2 - Merger with Tellurian
On August 2, 2016, Magellan, Tellurian, and Merger Sub entered into the Merger Agreement. Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian, with Tellurian continuing as the surviving corporation, a direct wholly owned subsidiary of Magellan, and the accounting acquirer. The Merger is expected to close in the first quarter of calendar year 2017.
The Merger Agreement and the Merger have been approved by the board of directors of each of Magellan and Tellurian. Stockholders of Magellan will be asked to vote on the approval of the transactions contemplated by the Merger Agreement at a special meeting that is expected to be held during the first quarter of calendar year 2017. The closing of the Merger is subject to customary closing conditions, including i) the receipt of Magellan and Tellurian stockholder approval; ii) all directors and officers of Magellan shall have resigned, except for any person(s) that might be designated by Tellurian; iii) a registration statement on Form S-4 to register the Magellan shares to be issued in the Merger shall have been declared effective by the SEC; and iv) shares of Magellan common stock to be issued in the Merger shall have been approved for listing on the NASDAQ.
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
On November 23, 2016, Tellurian, Magellan and Merger Sub entered into an amendment to the merger agreement in order to, among other things, permit Tellurian to issue 5,467,851 shares of Tellurian Preferred Stock to GE Oil and Gas Inc. ("GE") for an aggregate purchase price of $25 million. If the merger is completed, the Tellurian Preferred Stock will remain outstanding as preferred stock of the surviving corporation in the merger that will be a subsidiary of Magellan. However, in that case, each share of Tellurian Preferred Stock will become convertible or exchangeable at any time into either (i) one share of Magellan common stock or (ii) one share of Magellan Series B Preferred Stock. See Note 12 - Preferred Stock. Also on November 23, 2016, Magellan and GE entered into a Guaranty and Support Agreement pursuant to which Magellan will, contingent on the closing of the Merger, guarantee to GE the performance of all of the obligations of Tellurian in connection with the Preferred Stock Purchase Agreement (the “Preferred SPA”) between GE and Tellurian.
On December 19, 2016, Tellurian entered into a common stock purchase agreement (the “SPA”) with TOTAL Delaware, Inc. (“TOTAL”), a Delaware corporation and subsidiary of TOTAL S.A., pursuant to which TOTAL will purchase, and Tellurian will sell and issue to TOTAL, 35,384,615 shares of Tellurian common stock (the “Tellurian Shares”) for an aggregate purchase price of $207 million. The transactions contemplated by the SPA closed on January 3, 2017. In connection with the SPA, Tellurian, Magellan and Merger Sub entered into a second amendment to the Merger agreement (the “Second Merger Agreement Amendment”). Among other things, the Second Merger Agreement Amendment (i) permits Tellurian to enter into the SPA and issue the Tellurian Shares to TOTAL, (ii) increases the maximum number of shares of Tellurian common stock (or its equivalent) issuable to current and prospective employees of Tellurian under the Tellurian 2016 Omnibus Incentive Plan between August 2, 2016 and the closing of the Merger from 10 million to 13 million, (iii) requires Magellan to appoint one board designee of TOTAL to the board of directors of Magellan effective upon the closing of the Merger, and (iv) extends the “Outside Date” (as defined in the Merger Agreement) from January 31, 2017 to February 28, 2017. Also on January 3, 2017, Magellan and TOTAL entered into a Guaranty and Support Agreement, pursuant to which Magellan will, contingent on the closing of the Merger, guarantee to TOTAL the performance of all of the obligations of Tellurian in connection with the SPA.

In connection with and following the consummation of the Merger, certain contingent items of Magellan will become due and payable by the combined company, including (i) transaction fees to Petrie, payable in shares of Magellan common stock; (ii) compensation to members of the Special Committee, payable in a combination of cash and Magellan common stock; (iii) transaction incentive compensation to Magellan's Chief Executive Officer, payable in cash and common stock, in exchange for a release of prior transaction incentive compensation; (iv) employee cash bonuses payable under the employee retention cash bonus plan; and (v) the release of Magellan's contingent production obligations related to the Poplar field, in exchange for the issuance of shares of Magellan common stock to the beneficiaries of such contingent obligations. In addition, the accelerated vesting provisions of the Company's remaining unvested stock options and unvested restricted stock are expected to be triggered, and these options and restricted stock are expected to become fully vested. Furthermore, upon the closing of the Merger, which constitutes a change in control, there is a risk that most of the Company's tax attributes may not be available to the Company to reduce the Company's potential US federal and state income taxes. For further information on these contingent items, refer to Note 17 - Commitments and Contingencies, Note 19 - Employee Retention and Severance Costs and Note 10 - Income Taxes.

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
On August 1, 2016, the Exchange closed and the Company received the Cash Amount, which amounted to $900 thousand. The Company recorded the excess of the proceeds, such proceeds consisting of (i) the carrying amount of the preferred stock; plus (ii) the Cash Amount; plus (iii) the principal amount of the secured promissory note, over the fair value of the net assets of the CO2 Business as a contribution to equity from One Stone, resulting in an increase to capital in excess of par value of approximately $9.9 million (Note 5). Transaction costs associated with the Exchange Agreement were charged to expense and recorded in discontinued operations and amounted to approximately $968 thousand in the aggregate.
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
Pursuant to the Exchange Agreement, on April 15, 2016, Magellan and One Stone i) entered into a Secured Promissory Note (the “Note”) pursuant to which One Stone made a loan to Magellan in the aggregate amount of $625 thousand (the “Loan Amount”) and ii) simultaneously entered into a Pledge Agreement pursuant to which Magellan pledged, assigned and granted to One Stone a security interest in the Company’s interests in MPA, as collateral for the loan. The purpose of the Note was primarily to fund the payment of outstanding payables with certain vendors of the CO2 Business to maintain its ongoing operations between signing of the Exchange Agreement and closing of the Exchange. The Note did not bear interest up until closing of the Exchange, was expected to be forgiven upon closing of the Exchange, and if the Exchange had not closed, would have become due and payable on August 1, 2016, or, in the case of a breach of the Exchange Agreement by One Stone, on August 1, 2017, and would have borne interest from the date of termination of the Exchange Agreement at a rate of the prime rate of interest plus 1% (4.5% at August 1, 2016). Upon closing of the Exchange on August 1, 2016, the Loan Amount was deemed paid in full and no further amounts under the Note were owed by the Company. Also, One Stone assumed all assets and virtually all liabilities related to the CO2 Business, which included a term loan with West Texas State Bank and outstanding accounts payable related to the CO2 Business.
In addition, since the Exchange constituted a disposition of substantially all of the Company's US assets, the acceleration provisions of the grants of performance-based and market-based options made in October 2013 and October 2014 took effect, and these options became fully vested as of the closing of the Exchange. The remaining unamortized expense related to these grants as of the closing date was expensed, which expense amounted to approximately $369 thousand, including release of forfeitures. Following the closing of the Exchange, the Company canceled all issued and outstanding shares of Series A Preferred Stock, including PIK dividends owing for the period between June 30, 2016 and August 1, 2016, which amounted to 22,815,748 shares, and eliminated its Series A Preferred Stock (Note 12).

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
On August 11, 2016, the transactions contemplated by all three agreements closed, with MPUK receiving net cash proceeds of £446 thousand and the net issuance to MPUK of approximately 50.9 million shares of UKOG, which shares were worth approximately £713 thousand and £992 thousand as of August 11, 2016, and December 31, 2016, respectively. Upon closing the transactions contemplated by the Weald Agreements during the six months ended December 31, 2016, the Company recognized a gain on disposal of discontinued operations, net of tax, of $1.1 million (Note 5).
In connection with the Weald ATA, IoW ATA, and Settlement Agreement, the Company accrued its liabilities to Celtique to the full amount of the consideration payable to Celtique of £500 thousand as of June 30, 2016, and classified its assets and liabilities related to PEDLs 231, 234, and 243, and P1916 to held for sale in the accompanying consolidated balance sheet as of June 30, 2016. The Company also classified the operations related to these licenses for the period from July 1, 2016 to closing on August 11, 2016, and for the three and six month periods ended December 31, 2015, to discontinued operations in the accompanying condensed consolidated statements of operations. For further information, refer to Note 5 - Discontinued Operations.

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

Following is a reconciliation of the major classes of line items constituting the pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations in the condensed consolidated statements of operations:

	SIX MONTHS ENDED
	December 31,
	2016			2015
	CO2 Business	Weald Basin	Total	CO2 Business	Weald Basin	Total
	(In thousands)
Revenue	$143	$—	$143	$1,215	$—	$1,215
Operating, exploration and general and administrative expenses	41	—	41	1,999	113	2,112
Depletion, depreciation, amortization and accretion	—	—	—	404	—	404
Interest expense and other disposal costs	301	—	301	97	—	97
Total expenses	342	—	342	2,500	113	2,613
Non-controlling interest	(36)	—	(36)	25	—	25
Loss from discontinued operations before tax	(235)	—	(235)	(1,260)	(113)	(1,373)
Gain on disposal of discontinued operations before tax	—	1,069	1,069	—	—	—
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss) from discontinued operations, net of tax	$(235)	$1,069	$834	$(1,260)	$(113)	$(1,373)

As of June 30, 2016, the Company recorded estimated transaction costs related to the Exchange of $690 thousand in loss from discontinued operations. Cumulative transaction costs related to the Exchange incurred through December 31, 2016 were $968 thousand. The additional transaction costs of $278 thousand are included in loss from discontinued operations for the six months ended December 31, 2016. Included in assets held for sale at June 30, 2016 were cash balances related to the CO2 Business of $141 thousand. At the closing of the Exchange, as a result of the settlement of the Cash Amount, the Company retained the cash of the CO2 Business and transferred to the CO2 Business a cash collateral account of $150 thousand securing certain surety bonds of Poplar.

Following is a reconciliation of the major classes of assets and liabilities of the disposal groups sold during the six months ended December 31, 2016, their carrying values at June 30, 2016, which represented the lesser of historical cost or fair value less costs to sell, and the calculation of the contribution to equity and gain on their disposal recorded at the time of closing of each respective transaction.

	At Time of Closing			June 30, 2016
	CO2 Business	Weald Basin	Total	CO2 Business	Weald Basin	Total
	(In thousands)
Assets sold:
Cash	$—	$—	$—	$141	$—	$141
Accounts receivable	198	—	198	249	—	249
Inventories	242	295	537	232	301	533
Other classes of current assets that are not major	38	—	38	34	—	34
Property and equipment, net	24,294	795	25,089	23,941	812	24,753
Other classes of assets that are not major	204	—	204	332	—	332
Total assets of the disposal groups	$24,976	$1,090	$26,066	$24,929	$1,113	$26,042

Liabilities sold:
Accounts payable	$1,469	$648	$2,117	$1,594	$670	$2,264
Note payable	5,500	—	5,500	5,500	—	5,500
Asset retirement obligations	2,818	—	2,818	2,818	—	2,818
Other classes of liabilities that are not major	55	—	55	56	—	56
Total liabilities of the disposal groups	$9,842	$648	$10,490	$9,968	$670	$10,638

Consideration:
Series A Preferred Stock exchanged	$23,501	$—
Secured promissory note forgiven	625	—
Cash received	900	586
Stock of UKOG received	—	925
Total consideration	$25,026	$1,511

Contribution to equity from preferred stockholder	$9,892
Gain on disposal of discontinued operations, net of tax		$1,069
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

Note 7 - Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities:

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,335	$207	$—	$1,542

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$885	$—	$(284)	$601
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
The Company monitors its investments in available-for-sale securities for indicators of other than temporary impairment. As of December 31, 2016, the Company determined that no such impairment had occurred.

Note 8 - Notes Payable
Insurance Premium Notes
Between January 2016 and September 2016, the Company entered into three separate insurance premium financing agreements (the "Premium Notes") to finance the insurance premiums related to the annual renewal of the Company's insurance policies. The Premium Notes have an aggregate original principal amount of $262 thousand, bear interest ranging between 6.25% and 7.75%, and have amortization terms ranging from eight to ten months. The aggregate principal and interest payments due monthly under the Premium Notes range between $23 thousand and $2 thousand, and are payable between January 2017 and May 2017.
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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Company's policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed above for all periods presented. During the six months ended December 31, 2016, and 2015, there were no transfers in or out of Level 1, Level 2, or Level 3, except for the sale and acquisition of securities-available-for-sale, which securities are measured using Level 1 inputs consistently as discussed further below.
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
Items required to be measured at fair value on a recurring basis by the Company include securities available-for-sale and contingent consideration payable (as discussed further below). Within the valuation hierarchy, the Company measures the fair value of securities available-for-sale using Level 1 inputs, and the fair value of contingent consideration payable using Level 3 inputs. As of December 31, 2016, and June 30, 2016, the fair value of securities available-for-sale was $1.5 million and $601 thousand, respectively. As of both December 31, 2016, and June 30, 2016, the fair value of contingent consideration payable was $0. The following table presents items required to be measured at fair value on a recurring basis as of the periods presented:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$1,542	$—	$—	$1,542

Liabilities:
Contingent consideration payable (1)	$—	$—	$—	$—

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale	$601	$—	$—	$601

Liabilities:
Contingent consideration payable (1)	$—	$—	$—	$—
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
Adjustments to the fair value of the contingent consideration payable are recorded in the unaudited condensed consolidated statements of operations under other income (expense).
Assets and liabilities measured on a nonrecurring basis
Effective March 31, 2016, in connection with the Exchange Agreement and related classification of the assets and liabilities of the CO2 Business to held for sale, the Company reviewed the recoverability of the carrying values of its assets and liabilities to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values at March 31, 2016. The inputs used to determine such fair values were based in part on a fairness opinion provided by a third party in connection with the Exchange and in part on internally developed cash flow models and are classified within Level 3 in the hierarchy. The impairment recorded consisted of an amount identifiable to proved oil and gas properties of $7.8 million, an amount identifiable to accounts receivable of $100 thousand, and the remainder to wells in progress of $3.4 million. As of August 1, 2016, prior to disposition of these assets and liabilities in connection with closing the Exchange, their adjusted carrying values representing their carrying values less costs to sell continued to approximately equal their fair values less costs to sell as determined at March 31, 2016.

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
The Company also utilizes fair value to perform an impairment test on its oil and gas properties and goodwill annually, or whenever events and circumstances indicate that a decline in the recoverability of their carrying values may have occurred. Fair value is estimated using expected discounted future cash flows from oil and gas properties. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are also classified within Level 3. For the six months ended December 31, 2016, the Company determined that no impairment to its remaining oil and gas properties and goodwill was necessary.

Note 10 - Income Taxes
The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company's effective tax rate used to estimate income taxes on a current year-to-date basis for each of the six-month periods ended December 31, 2016, and 2015, was 0%. Deferred tax assets ("DTAs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and foreign tax credit carry forwards.
We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at June 30, 2016, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of December 31, 2016. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is "more-likely-than-not" that those DTAs will be realized.
The Company has reported losses on discontinued operations for the six-month periods ended December 31, 2016, and 2015, and because there is a full valuation allowance applied against the DTAs, the Company has not recorded any income tax benefit on discontinued operations in the condensed consolidated financial statements.
As a result of the closing of the Exchange, during the six months ended December 31, 2016, the Company may have had an ownership change as defined by Internal Revenue Code Section 382. The Company has not yet concluded its analysis to determine whether a Section 382 ownership change has occurred; however, there should be no financial statement impact if there is a Section 382 ownership change, since the Company has a full valuation allowance against the DTAs and has not utilized any net operating losses as of December 31, 2016.
During the fiscal year ended June 30, 2015, the Company made a determination that it was no longer permanently invested in its foreign subsidiaries. As of December 31, 2016, the Company has an overall deferred tax asset net of a deferred tax liability related to the basis difference in its foreign subsidiaries. A valuation allowance reduces DTAs to the estimated realizable value, which is the amount of DTAs management believes is "more-likely-than-not" to be realized in future periods.
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
During the six months ended December 31, 2016, 31,250 stock options previously granted under the 1998 Stock Plan expired without exercise. Pursuant to the terms of the 2012 Stock Incentive Plan, the unissued shares underlying these unexercised options were added to the shares available for issuance under the 2012 Stock Incentive Plan.
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
As of December 31, 2016, there were 99,138 shares available for issuance under the 2012 Stock Incentive Plan.
In connection with the Merger, the Company expects to experience a change in control as defined in the 2012 Stock Incentive Plan. The change in control will cause remaining unvested options and shares of restricted stock to immediately vest, such options and restricted shares amounting to 3,125 and 2,083, respectively, in the aggregate.
Stock Option Grants
Under the 2012 Stock Incentive Plan, stock option grants may contain vesting provisions such that options are TBOs, PBOs, or MBOs. During each of the six months ended December 31, 2016, and December 31, 2015, the Company granted no stock options.
Exercises
During each of the six months ended December 31, 2016, and December 31, 2015, no stock options were exercised.
Forfeitures / Cancellations
During the six months ended December 31, 2016, no stock options were forfeited or canceled. During the six months ended December 31, 2015, 13,958 stock options were forfeited or canceled.
Expirations
During the six months ended December 31, 2016, 31,667 stock options expired without exercise. During the prior year period, 246,612 stock options expired without exercise.
As of December 31, 2016, there were no MBOs and PBOs that had not vested. During the six months ended December 31, 2016, no options were issued outside of the 2012 Stock Incentive Plan. Stock options outstanding have expiration dates ranging from August 1, 2017 to January 12, 2025.
The following table summarizes the stock option activity for the six months ended December 31, 2016:

	Number of Shares	WAEPS (1)
Fiscal year opening balance	726,973	$11.32
Granted	—	$0.00
Exercised	—	$0.00
Forfeited/canceled	—	$0.00
Expired	(31,667)	$8.64
Balance at December 31, 2016	695,306	$11.44
Weighted average remaining contractual term	3.49	years
(1) Weighted average exercise price per share.

Stock Compensation Expense
The Company recorded $600 thousand and $307 thousand of related stock compensation expense for the six months ended December 31, 2016 and 2015, respectively. Stock compensation expense is included in general and administrative expense in the unaudited condensed consolidated statements of operations. The $600 thousand of stock compensation expense for the six months ended December 31, 2016 consisted of expense amortization related to prior period awards of $390 thousand, including acceleration of expense related to the trigger of accelerated vesting provisions of certain awards and related release of forfeitures in connection with closing of the Exchange Agreement, and expense related to directors' stock awards as described below. As of December 31, 2016, and 2015, the unrecorded expected future compensation expense related to stock option awards was $25 thousand and $607 thousand, respectively.
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
On August 1, 2016, in connection with the closing of the Exchange with One Stone, Messrs. Israel and Gluzman, One Stone’s representatives on the Company’s Board of Directors, i) agreed to forgo the amount of director compensation, in cash and stock, owed to them and outstanding as of the closing date, which was estimated at approximately $174 thousand in the aggregate and ii) ceased serving as members of the Board effective as of August 1, 2016.
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

Note 12 - Preferred Stock
Series B Convertible Preferred Stock
On November 22, 2016, the board of directors of Magellan, subject to the closing of the Merger, authorized the issuance of Series B Preferred Stock. On November 23, 2016, Tellurian issued to GE 5,467,851 shares of Tellurian Preferred Stock (the "Tellurian Preferred Stock") for an aggregate purchase price of $25 million. On the same day, Tellurian, Magellan, and Merger Sub entered into an amendment to the merger agreement in order to, among other things, permit Tellurian to issue the Tellurian Preferred Stock. If the Merger is completed, the Tellurian Preferred Stock will remain outstanding as preferred stock of the surviving corporation in the Merger that will be a subsidiary of Magellan. However, in that case, each share of Tellurian Preferred Stock will become convertible or exchangeable at any time into either (i) one share of Magellan common stock or (ii)

one share of Magellan Series B Preferred Stock, which will have terms substantially similar to those of the Tellurian Preferred Stock as summarized below (the Magellan Series B Preferred Stock and the Tellurian Preferred Stock being referred to below collectively as the “Preferred Stock”):

•
Voting rights. Holders of the Preferred Stock will generally be entitled to one vote for each share of Preferred Stock held by it, except that such holders will not be entitled to vote on the approval of the Merger or any other matter directly related to the Merger.

•
Conversion. Following the Merger, holders of the Tellurian Preferred Stock may convert all (but not less than all) of such shares for shares of Magellan common stock on a one-for-one basis. Alternatively, following the Merger, holders of the Tellurian Preferred Stock may convert all (but not less than all) of such shares for Magellan Preferred Stock on a one-for-one basis. If the holders of the Tellurian Preferred Stock (or, following a conversion, holders of the Magellan Preferred Stock) have not converted such shares for Magellan common stock on or before November 23, 2022, such shares will automatically be converted into Magellan common stock on a one-for-one basis. Each conversion ratio will be subject to customary anti-dilution adjustments.

•
Dividends. The Preferred Stock does not have dividend rights. If the Merger is consummated, Magellan will be prohibited from paying dividends on its common stock so long as any shares of Preferred Stock remain outstanding.

•
Liquidation. In the event of any liquidation, dissolution or winding up of the affairs of Tellurian or Magellan, as applicable, after payment or provision for payment of the debts and other liabilities of the relevant company, holders of the Preferred Stock will be entitled to receive an amount in cash equal to $4.57218 for each share of Preferred Stock held by it before any distribution is made to holders of shares of common stock.

In connection with the issuance of the Tellurian Preferred Stock, Tellurian and Magellan agreed (i) to provide holders of the Preferred Stock with certain registration rights relating to the Magellan common stock such holders may receive upon conversion of the Preferred Stock and (ii) that Tellurian or Magellan, as applicable, will consider purchasing certain equipment from GE for use in the development of Tellurian’s Driftwood LNG terminal.
Cancellation of Series A Preferred Stock
After closing of the Exchange with One Stone, the Company, having reacquired all of its outstanding shares of Series A Preferred Stock, filed a Certificate of Elimination with the Delaware Secretary of State to remove the Certificate of Designations relating to the Series A Preferred Stock from the Company’s Certificate of Incorporation, thereby eliminating the Company's Series A Preferred Stock.
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
The Company reviewed the recoverability of the carrying values of its assets and liabilities to be transferred to One Stone in the Exchange, and as a result of this review recorded an impairment of $11.3 million in discontinued operations for the year ended June 30, 2016, in order to adjust the carrying values of the exchanged assets and liabilities to their estimated fair values. The Company then determined that the resultant fair value of the net assets expected to be transferred to redeem the Series A Preferred Stock in the Exchange was less than the carrying value of the Series A Preferred Stock. The Company accordingly adjusted the carrying amount of the Series A Preferred Stock to its original issue value of $23.5 million, reflecting a reduction in value for the year ended June 30, 2016, up to the amount of previously recorded increases in value for accumulated dividends paid-in-kind, such dividends totaling $4.2 million in the aggregate at June 30, 2016. For the period from July 1, 2016 through the closing of the Exchange on August 1, 2016, the Company again recorded a reduction in value in the carrying amount of the Series A Preferred Stock for recorded increases during that same period for accumulated dividends paid in kind of $162 thousand.
On August 1, 2016, the Exchange closed, resulting in the transfer of the CO2 Business to One Stone in exchange for the redemption of the Company's Series A Preferred Stock. The excess of the carrying value of the Series A Preferred Stock plus the cash received and loan forgiven in the Exchange over the fair value of the assets and liabilities of the CO2 Business transferred amounted to $9.9 million and was recorded as a contribution to capital in excess of par value from the preferred stockholder.
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
Preferred Stock Dividends
For the period from July 1, 2016 through the closing of the Exchange on August 1, 2016, the Company recorded preferred stock dividends of $162 thousand related to the Series A Preferred Stock, which dividends were payable in kind to One Stone. Accordingly, the value of these dividends of $162 thousand was recorded and added to the preferred stock balance on the Company's balance sheet at August 1, 2016, prior to the adjustment to redemption value as a result of the One Stone Exchange and the redemption discussed above. For the six months ended December 31, 2015, the Company recorded preferred stock dividends of $913 thousand related to the Series A Preferred Stock. The preferred stock dividends for the six months ended December 31, 2015, were also paid in kind.
The activity related to the Series A Preferred Stock for the six months ended December 31, 2016, and the fiscal year ended June 30, 2016, is as follows:

	SIX MONTHS ENDED		FISCAL YEAR ENDED
	December 31, 2016		June 30, 2016
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	22,683,428	$23,501	21,162,697	$25,850
PIK dividend shares issued	132,320	162	1,520,731	1,858
Adjustment to redemption value	—	(162)	—	(4,207)
Redemption	(22,815,748)	(23,501)	—	—
Balance at end of period	—	$—	22,683,428	$23,501

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
All repurchased shares of common stock currently being held in treasury are being held at cost, including any direct costs of repurchase. The following table summarizes the Company's treasury stock activity as follows:

	SIX MONTHS ENDED		FISCAL YEAR ENDED
	December 31, 2016		June 30, 2016
	Number of shares	Amount	Number of shares	Amount
	(In thousands, except share amounts)
Fiscal year opening balance	1,209,389	$9,806	1,209,389	$9,806
Net shares repurchased for employee tax and option exercise price obligations related to the vesting of restricted stock and the exercise of employee stock options	2,529	3	5,220	11
Net shares repurchased to eliminate fractional shares in July 10, 2015 one share-for-eight shares reverse stock split	—	—	2,284	6
Cancellation of shares repurchased	(2,529)	(3)	(7,504)	(17)
Balance at end of period	1,209,389	$9,806	1,209,389	$9,806

Note 14 - Earnings (Loss) Per Common Share
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2016	2015	2016	2015
			(In thousands, except share and per share amounts)
Loss from continuing operations, net of tax	$(531)	$(1,007)	$(2,726)	$(3,046)
Preferred stock dividend	—	(460)	(162)	(913)
Adjustment of preferred stock to redemption value (Note 12)	—	—	162	—
Net loss from continuing operations, including preferred stock dividends and gain on redemption of preferred stock	(531)	(1,467)	(2,726)	(3,959)
Net income (loss) from discontinued operations	4	(362)	834	(1,373)
Net loss attributable to common stockholders	$(527)	$(1,829)	$(1,892)	$(5,332)

Basic weighted average shares outstanding	5,879,610	5,757,533	5,858,177	5,730,157
Add: dilutive effects of convertible preferred stock	—	—	—	—
Diluted weighted average common shares outstanding	5,879,610	5,757,533	5,858,177	5,730,157

Basic and diluted earnings (loss) per common share:
Net loss from continuing operations, including preferred stock dividends and adjustment to redemption value of preferred stock	$(0.09)	$(0.25)	$(0.47)	$(0.69)
Net income (loss) from discontinued operations	$0.00	$(0.06)	$0.14	$(0.24)
Net loss attributable to common stockholders	$(0.09)	$(0.32)	$(0.32)	$(0.93)

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2016	2015	2016	2015
In-the-money stock options	—	—	—	—
Common shares issuable upon conversion of Series A Preferred Stock	—	2,690,553	492,921	2,667,415
Total	—	2,690,553	492,921	2,667,415

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)
Net (loss) income:
MPA	$295	$59	$204	$(276)
MPUK	(22)	(119)	$(207)	$(117)
Corporate	(819)	(951)	(2,738)	(2,661)
Inter-segment elimination	15	4	15	8
Consolidated net loss from continuing operations	$(531)	$(1,007)	$(2,726)	$(3,046)

			December 31, 2016	June 30, 2016
			(In thousands)
Total assets:
MPA			$1,001	$1,194
MPUK			1,894	1,234
Corporate			59,453	61,315
Inter-segment elimination (1)			(57,332)	(58,235)
Total assets of continuing operations			$5,016	$5,508
(1) Asset inter-segment eliminations are primarily attributable to investments in subsidiaries.

Note 16 - Oil and Gas Activities
The following table presents the capitalized costs under the successful efforts method for oil and gas properties as of:

	December 31, 2016	June 30, 2016
	(In thousands)
Unproved oil and gas properties:
United Kingdom	$29	$32
Total unproved oil and gas properties	$29	$32

Wells in progress:
United Kingdom	$332	$337
Total wells in progress	$332	$337
In connection with the closing of the Exchange (Note 3), on August 1, 2016, the Company's oil and gas activities in the United States were disposed, and the related capitalized costs were classified as assets held for sale as of June 30, 2016, and therefore have been excluded from the above amounts. Similarly, in connection with the closing of the transactions contemplated by the Weald Agreements (Note 4) on August 11, 2016, the Company's oil and gas activities in the UK related to the subject assets of the Weald Agreements were disposed of, and the related capitalized costs were classified as assets held for sale as of June 30, 2016, and therefore have been excluded from the above amounts.

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
On November 23, 2016, Magellan and GE entered into a Guaranty and Support Agreement pursuant to which Magellan will, contingent on the closing of the Merger, guarantee to GE the performance of all of the obligations of Tellurian in connection with the Preferred SPA. On January 3, 2017 Magellan and TOTAL entered into a Guaranty and Support Agreement, pursuant to which Magellan will, contingent on the closing of the Merger, guarantee to TOTAL the performance of all of the obligations of Tellurian in connection with the SPA.
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

Sopak Collateral Agreement
On January 14, 2013, the Company entered into a Collateral Purchase Agreement (the "Collateral Agreement") with Sopak AG, a Swiss subsidiary of Glencore International plc ("Sopak"), pursuant to which the Company agreed to purchase i) 1,158,080 shares of the Company's common stock and ii) a warrant granting Sopak the right to purchase from the Company an additional 543,478 shares of common stock. The Collateral Agreement was subsequently amended on January 15, 2013, and completed on January 16, 2013. The Company has estimated that there is the potential for a statutory liability of approximately $1.8 million and $1.8 million as of December 31, 2016, and June 30, 2016, respectively, related to US federal tax withholdings and related penalties and interest related to the Collateral Agreement. As a result, we have recorded a total liability of $1.8 million and $1.8 million as of December 31, 2016, and June 30, 2016, respectively, under accrued and other liabilities in the unaudited condensed consolidated balance sheets included in this report. The Company has a legally enforceable right to collect from Sopak any amounts owed to the IRS as a result of the Collateral Agreement. As a result, we have recorded a corresponding receivable of $1.8 million and $1.8 million as of December 31, 2016, and June 30, 2016, respectively, under prepaid and other assets in the unaudited condensed consolidated balance sheets..
NT/P82 Seismic Survey
In June 2016, the Australian Commonwealth-Northern Territory Offshore Petroleum Joint Authority and the National Offshore Petroleum Titles Administrator approved a variation in MPA's work program commitments under the NT/P82 permit in the Bonaparte Basin. The new work program commitment extended the term of the commitment to complete seismic to November 12, 2017, the cost of which commitment is estimated at A$9 million.
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
On October 18, 2016, Magellan received a letter from the Listing Qualifications Department of the NASDAQ indicating that based on the Form 10-K filed by Magellan for its fiscal year ended June 30, 2016, which included a pro forma consolidated balance sheet evidencing stockholders' equity of $3.7 million, the Company had regained compliance with NASDAQ Stock Market Rule 5550(b)(1), and that if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to delisting. Based on the pro forma balance sheet as of September 30, 2016, included in the registration statement on Form S-4 filed by Magellan on January 13, 2017, at the closing of the Merger, pro forma stockholders’ equity is estimated to be approximately $312 million. Therefore, the Company believes that it will remain in compliance with Rule 5550 (b)(1) immediately following and subject to the closing of the Merger,.
One Stone Exchange Agreement
The Exchange Agreement was subject to termination under certain circumstances, including in specified circumstances in connection with receipt of a Superior Proposal, as such term is defined in the Exchange Agreement. In connection with a termination of the Exchange Agreement in the event of a Superior Proposal, a breach by the Company of its non-solicitation obligation, or following a change by the Board of its recommendation to stockholders, the Company would have been required to pay to One Stone a termination fee of $750 thousand. Also, if the Exchange Agreement was terminated by either party as a result of the failure to obtain the requisite approval by Magellan stockholders, the Company would have been required to reimburse One Stone for all documented out-of-pocket fees and expenses incurred by One Stone in connection with the Exchange Agreement, subject to a maximum of $200 thousand in the aggregate. On August 1, 2016, the Exchange closed and the termination fee and out-of-pocket reimbursements potentially payable by the Company were not due.

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

Note 18 - Related Party Transactions
Devizes International Consulting Limited CP Exploration. A director of Celtique, with which the Company co-owned equally several licenses in the UK until their disposition upon closing the transactions contemplated by the Weald Agreements on August 11, 2016, is also the sole owner of Devizes International Consulting Limited ("Devizes") and CP Exploration. Devizes and CP Exploration perform consulting services for MPUK. The Company recorded $50 thousand of consulting fees related to CP Exploration during the six months ended December 31, 2016, and $31 thousand of consulting fees related to Devizes during the six months ended December 31, 2015.
Mervyn Cowie. Mervyn Cowie, a former employee of the Company's MPA subsidiary, currently serves both as a director of MPA and its subsidiaries and as a consultant to MPA. Since December 1, 2014, the recurring monthly fee payable to Mr. Cowie for his consulting services amounts to A$5,400.
Mi3 Petroleum Engineering. In connection with its purchase of an option to acquire CO2 from Farnham Dome, on August 14, 2014, the Company formed a subsidiary, Utah CO2. On December 1, 2014, two other non-controlling interest owners became members of Utah CO2, one of which is Mi4 Oil and Gas, LLC ("Mi4"), a Colorado limited liability company majority owned by Mi3. Mi3 has performed consulting work for both Utah CO2 and other Magellan entities. During the six months ended December 31, 2016, and 2015, the Company recorded $0 and $292 thousand of consolidated expense related to fees payable to Mi3. During the six months ended December 31, 2016, and 2015, $0 and $292 thousand, respectively, of the related expense was included in discontinued operations in the accompanying condensed consolidated statements of operations.
One Stone Exchange. On March 31, 2016, the Company and its sole preferred stockholder entered into an Exchange Agreement providing for the exchange of 100% of the outstanding shares of Magellan Series A Preferred Stock for the assignment to the preferred stockholder of 100% of the Company's interest in the CO2 Business, subject to certain conditions including Magellan stockholder approval. The Exchange closed on August 1, 2016. Refer to Note 3 - One Stone Exchange for further information.

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
Employment Termination of Executive Officer
On and effective as of August 5, 2016, Mr. Wilson tendered his resignation as the Company’s President and CEO and as a member of the Company’s Board of Directors. In accordance with Mr. Wilson’s employment agreement dated as of October 14, 2014, as amended on February 11, 2015, Mr. Wilson will receive (i) monthly severance payments amounting to $300 thousand in the aggregate, for a period of 12 months, (ii) payment of his accrued vacation amounting to approximately $106 thousand (which was paid during the six months ended December 31, 2016), (iii) reimbursement of medical benefits for a period of up to 18 months, estimated to amount to approximately $35 thousand in the aggregate, and (iv) reimbursement of outstanding expenses. Mr. Wilson will also continue to be entitled to certain equity incentive awards, which were previously granted to Mr. Wilson, subject to the terms of these various awards. On August 9, 2016, Mr. Wilson executed a Termination, Voluntary Release, and Waiver of Rights Agreement with the Company.
Employee Retention Cash Bonus Plan
On June 5, 2015, the Compensation, Nominating and Governance Committee of the Board of Directors of the Company and the Board of Directors of the Company approved a cash bonus plan for the Company's non-executive officer employees for the purpose of retaining of certain key accounting, human resource, and administrative employees through certain key milestone events (the "Employee Retention Cash Bonus Plan"). The terms of the Employee Retention Cash Bonus Plan specify payment of retention bonuses for such employees upon the achievement of the milestones, which are i) the filing of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2015 (which milestone occurred in October 2015), and ii) the completion of a strategic transaction resulting in a change in control or the sale of substantially all the assets of the Company. The maximum original bonus payable to the employees under each of the milestones is as follows: i) $168 thousand, and ii) $286 thousand, respectively. On July 15, 2016, the Company paid the portion of the retention bonus granted to certain of the Company's employees related to the completion of the June 30, 2015 annual report on Form 10-K, which amounted to $108 thousand. As of December 31, 2016, the Company has recorded an accrual in the amount of $346 thousand in the accompanying condensed consolidated financial statements for the Employee Retention Cash Bonus Plan.

Note 20 - Subsequent Events
Partial Sale of Central Investment

From January 1, 2017, through February 3, 2017, the Company sold approximately 1.4 million shares of Central in the open market and generated approximately A$277 thousand (USD $206 thousand) of proceeds. As of February 3, 2017, the Company continues to own approximately 2.4 million shares of Central, which at the closing per share market price as of February 3, 2017 of A$0.185 and foreign exchange rate of 0.766, represented approximately USD $343 thousand of potential liquidity.

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
The Company conducts its operations through two wholly owned subsidiaries corresponding to the geographical areas in which the Company operates: Magellan Petroleum (UK) Limited ("MPUK") in the UK, and Magellan Petroleum Australia Pty Ltd ("MPA") in Australia. Following the closing of the merger with Tellurian, which is expected in the first quarter of calendar year 2017, the combined company will operate its LNG business in the US through its new wholly owned subsidiary, Tellurian.
We believe that Magellan’s sources of value are embedded in the Company’s platform and portfolio of assets. Magellan’s strategy is therefore focused on recovering shareholder value by realizing the value of its existing assets.
We were founded in 1957 and incorporated in Delaware in 1967. The Company's common stock has been trading on the NASDAQ since 1972 under the ticker symbol "MPET". Upon the closing of the merger with Tellurian, the Company’s name will be changed to Tellurian Inc. The Company’s common stock will continue to trade on the NASDAQ and its ticker symbol will become “TELL”.
Our principal offices are located at 1775 Sherman Street, Suite 1950, Denver, Colorado, 80203, and our telephone number is (720) 484-2400.

SUMMARY RESULTS OF OPERATIONS
The Company has incurred losses from operations for the three months ended December 31, 2016, of $0.7 million. In addition, the Company's cash balance has decreased to $507 thousand as of December 31, 2016.
The Company continues to experience liquidity constraints. We believe there is substantial doubt about the Company's ability to continue as a going concern. Upon the closing of the merger with Tellurian, the combined company anticipates being better positioned to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the merger with Tellurian. Should the merger with Tellurian not close, the Company will need to seek other alternatives in order to continue as a going concern.
Loss from continuing operations. For the three months ended December 31, 2016, loss from continuing operations totaled $531 thousand ($0.09 loss/basic share), compared to a loss from continuing operations, including preferred stock dividends of $1.5 million ($0.25 loss/basic share) in the same period of the prior year. The decrease in loss from continuing operations of $936 thousand was due to i) a reduction in general and administrative expenses of $482 thousand, ii) the elimination of preferred stock dividends in the current quarter due to the redemption of the preferred stock as a result of the closing of the Exchange on August 1, 2016 (preferred stock dividends in the prior year period were $460 thousand) and iii) an increase in realized gains of $21 thousand on the sale of available-for-sale securities related to the Company's investment in Central Petroleum, which were partially offset by a reduction in other income of $45 thousand.
Cash. As of December 31, 2016, Magellan had $507 thousand in cash and cash equivalents, compared to $1.7 million at June 30, 2016. The decrease of $1.2 million was the result of i) net cash used in operating activities of $2.8 million, which consisted primarily of payment of transaction costs associated with the Exchange and the Merger, ii) net cash used in financing activities of $146 thousand, iii) net cash used in operating and investing activities of discontinued operations of $300 thousand, and iv) a net decrease in cash from the effect of exchange rate changes of $60 thousand, which were offset by net cash provided by investing activities of $2.1 million, primarily related to proceeds from the Exchange, the transactions contemplated by the Weald ATA, and sales of Central stock.
Securities available-for-sale. As of December 31, 2016, Magellan had securities available for sale amounting to approximately $1.5 million, consisting of the Company's investment in shares of Central stock and UK Oil and Gas Investment Plc ("UKOG") stock amounting to approximately $550 thousand and $992 thousand, respectively.

CORPORATE EVENTS
Merger with Tellurian
On August 2, 2016, Magellan, Tellurian, and River Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Magellan (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Tellurian will be exchanged for 1.300 shares of common stock, par value $0.01 per share, of Magellan, and Merger Sub will merge with and into Tellurian (the “Merger”), with Tellurian continuing as the surviving corporation, a direct wholly owned subsidiary of Magellan, and the accounting acquirer. The Merger Agreement was amended on November 23, 2016, in order to permit the issuance by Tellurian of 5,467,851 shares of Series A convertible preferred stock of Tellurian to GE Oil & Gas, Inc. ("GE"), and to revise certain related representations of Tellurian in the merger agreement. The Merger Agreement was further amended on December 19, 2016, in order (i) to permit the issuance of 35,384,615 shares of Tellurian common stock to TOTAL Delaware, Inc. (“TOTAL”), a Delaware corporation and subsidiary of TOTAL S.A. (the "TOTAL Investment"), and revise related representations; (ii) to increase the maximum number of shares of Tellurian common stock (or its equivalent) issuable to current and prospective employees of Tellurian under the Tellurian Investments 2016 Omnibus Incentive Plan between August 2, 2016 and the closing of the Merger from 10,000,000 to 13,000,000, (iii) to require Magellan to appoint one board designee of TOTAL to the board of directors of Magellan effective upon the closing of the merger, and (iv) to extend the “Outside Date” (as defined in the merger agreement) from January 31, 2017 to February 28, 2017, among other things. The TOTAL Investment was completed on January 3, 2017. Based on the number of shares of Magellan and Tellurian common stock as of December 31, 2016, the Company estimates that the combined company’s common stock outstanding following the Merger will amount to approximately 190.1 million shares. Please refer to the Note 1 of the Unaudited Pro Forma Condensed Consolidated Combined Financial Statements of the definitive proxy statement on Schedule 14A filed with the US Securities and Exchange Commission (the “SEC”) on January 13, 2017 for further information.
The Merger Agreement and the Merger have been approved by the board of directors of each of Magellan and Tellurian. Stockholders of Magellan have been asked to vote on the approval of the transactions contemplated by the Merger Agreement at a special meeting that is scheduled to be held on February 9, 2017. The consummation of the Merger is expected to occur promptly after the date of the special meeting.
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
On November 23, 2016, Magellan and GE entered into a Guaranty and Support Agreement pursuant to which Magellan will, contingent on the closing of the Merger, guarantee to GE the performance of all of the obligations of Tellurian in connection with the Stock Purchase Agreement between Tellurian and GE. On January 3, 2017, Magellan and TOTAL entered into a Guaranty and Support Agreement, pursuant to which Magellan will, contingent on the closing of the Merger, guarantee to TOTAL the performance of all of the obligations of Tellurian in connection with the Stock Purchase Agreement between Tellurian and TOTAL.
Post-Merger Strategy
Following the closing of the Merger with Tellurian, Magellan will become a Houston-based energy company focusing on the development of LNG projects along the United States Gulf Coast and complementary business lines in the energy industry.
Tellurian was founded by Charif Souki and Martin Houston, and is led by Meg Gentle, each of whom has led and/or founded several industry-leading companies, specifically in the LNG sector. Mr. Souki is the former founder, Chairman, and CEO of Cheniere Energy, Inc. ("Cheniere"), which is expected to operate in excess of 30 million tonne per annum (“mtpa”) of LNG export facilities. Mr. Houston retired in November 2013, as chief operating officer of BG Group plc (“BG”), after 30 years of service, during which he pioneered the development and optimization of BG’s global LNG portfolio. Meg Gentle will serve as CEO of the combined Company, following a career during which she held various executive roles at Cheniere, including CFO and executive vice president of marketing. Tellurian was formed in February 2016.
The combined company plans to own, develop and operate, through Tellurian LNG LLC, a Delaware limited liability company and wholly owned subsidiary of Tellurian (“Tellurian LNG”), natural gas liquefaction facilities, storage facilities and loading terminals (collectively, the “LNG Facilities”) at one or more sites along the United States Gulf Coast and plans to sell LNG produced at its LNG Facilities to creditworthy customers, and to pursue complementary business lines in the energy industry. The combined company plans to be a low-cost provider of LNG Facilities and plans to minimize construction costs through utilization of proven technology and a modular design process that reduces installation and interconnection costs throughout the facility. Tellurian LNG, through its wholly owned subsidiaries, Driftwood LNG LLC and Driftwood Pipeline LLC, is developing a 26 million tonnes per annum ("mtpa") LNG Facility and related pipeline in Calcasieu Parish, Louisiana, with estimated construction costs of $500 to $600 per tonne, before owners’ cost, pipeline cost, financing cost, and contingencies, and expects to begin producing LNG in 2022 (the “Driftwood LNG Project”). The combined company also plans to pursue business that is complementary to its LNG business. The combined company plans to purchase gas supply for its LNG Facilities from the North American natural gas market and contract for pipeline and storage services upstream of the LNG Facilities in order to maximize its access to low-cost gas supply.
Immediately following the closing of the transactions contemplated by the Merger Agreement, Magellan expects to file a certificate of amendment to Magellan’s Restated Certificate of Incorporation and to amend Magellan’s bylaws for the purpose of effecting a name change of the company from “Magellan Petroleum Corporation” to “Tellurian Inc.” Pursuant to Section 242(b)(1) of the General Corporation Law of Delaware and the bylaws of Magellan, the name change will not require stockholder approval but will need to be approved by the board of directors of the combined company. The name change will not affect the rights of Magellan’s existing stockholders.

HIGHLIGHTS OF OPERATIONAL ACTIVITIES
During the three months ended December 31, 2016, in parallel with the ongoing strategic alternatives review process and pending the closing of the merger, the Company continued to operate its projects to evaluate and determine the potential of its exploration and production properties.

United Kingdom
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
During the six months ended December 31, 2016, the Company has focused its efforts on developing strategies to enable the Company to fund and conduct the seismic survey required under the terms of the permit during the summer of calendar year 2017, which strategies range from identifying farmin partners to gaining access to the required funds through the closing of the Merger. The Company believes that one of these strategies is likely to materialize in a timely manner and will enable the Company to meet its requirements under the terms of the permit. However, if the Company is not able to meet its requirements under the terms of the permit, the Company will likely be required to relinquish its interest in NT/P82.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2016, the Company used $1.2 million in cash and, as of December 31, 2016, had $507 thousand in cash and cash equivalents on its balance sheet. Following the completion of the transactions contemplated by the Exchange Agreement and the Weald ATA, the Company does not have sources of revenue and continues to experience significant liquidity constraints in the short term. The Company’s expenses primarily relate to ongoing transaction expenses and public company costs. The Company’s remaining assets, consisting of the HH-1 well and NT/P82, have not generated, and in the short term are not expected to generate, substantial disbursements. The Company believes that following the closing of the Merger it will be able to access the capital markets to finance its ongoing activities and the development of the combined company's projects. Until the expected closing of the Merger, the Company is funding its operations through a combination of its cash on hand and the potential disposal of part or all of its shareholdings of Central. During the quarter ended December 31, 2016, the Company paid invoices of certain vendors, which were long outstanding as a result of the Company’s stringent cash disbursement management over the past several months. During the quarter ended December 31, 2016, the Company’s outstanding payables were reduced from $519 thousand to $478 thousand as the Company continued to incur expenses related to the closing of the transactions contemplated by the Merger. The Company believes its cash balances and potential proceeds from its remaining shareholdings of Central are sufficient to fund the Company’s activities until the expected completion of the merger, which completion is expected to occur shortly following the special meeting of the Company’s shareholders, scheduled on February 9, 2017. In addition, the Company's ability to dispose of its remaining assets is subject to Tellurian's consent, in accordance with the terms of the Merger Agreement.
However, the Company continues to experience significant liquidity constraints in the short term. We believe there is substantial doubt about the Company's ability to continue as a going concern. We believe that upon the closing of the Merger with Tellurian, the combined company will be able to raise capital to fund the combined company's operations due to the attributes of Tellurian's business plan and management. Therefore, we believe that Magellan's ability to continue as a going concern in the short-term is subject to the closing of the Merger with Tellurian. Should the Merger with Tellurian not close, the Company will need to pursue other alternatives in order to continue as a going concern.
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

Sources of Funds
Cash and Cash Equivalents. On a consolidated basis, the Company had approximately $507 thousand of cash and cash equivalents as of December 31, 2016, compared to $1.7 million as of June 30, 2016, and $352 thousand as of February 3, 2017. The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value because of changes in interest rates.
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
Central Shares. As of June 30, 2016, December 31, 2016, and February 3, 2017, the Company owned 8.2 million, 3.8 million and 2.4 million shares of Central, respectively. Based on the closing price on February 3, 2017, the shares of Central stock represent $343 thousand of additional potential liquidity. The Company is not subject to any restrictions in its ability to sell its remaining shares of Central.
On November 10, 2016, Central received an unsolicited, indicative, and non-binding proposal by Macquarie SCT Pty Ltd, a subsidiary of Macquarie Bank (“Macquarie”) to acquire 100% of the issued capital of Central at 17.5 cents per share. Central rejected the proposal and Macquarie is currently conducting due diligence with a view to considering another proposal. Since the end of the prior quarter ended September 30, 2016, the Company sold 5.8 million additional shares of Central stock to i) fund its ongoing activities until the closing of the Merger and ii) realize the increased value of its shareholding of Central following the announced proposal of Macquarie.
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
UKOG Shares. On August 11, 2016, the Company received 50.9 million shares of UKOG, which are listed on the AIM market in the UK, as part of the consideration for the transactions contemplated by the Weald ATA. However, pursuant to the terms of the Weald ATA, which include a six-month lock-up period, the Company is precluded from selling its shares of UKOG until February 10, 2017. Considering the current volume of trading activity of UKOG shares, the Company believes that it will be able to dispose of its shareholdings effectively once it decides to monetize these shares. The Company does not consider its shareholdings in UKOG to constitute a core asset of the Company and will monitor the performance of the price per share of UKOG and the operational results of HH-1 and UKOG’s other assets to determine the appropriate time to dispose of its shareholdings. Based on the price per share of UKOG as of February 3, 2017, the Company’s shareholdings in UKOG amounted to approximately $924 thousand.
Existing Credit Facilities. A summary of the Company's existing credit facilities is as follows:

	December 31, 2016	June 30, 2016
	(In thousands)
Outstanding borrowings:
Notes payable	$31	$783
Total	$31	$783
Insurance Premium Notes. Between January 2016 and September 2016, the Company entered into three separate insurance premium financing agreements (the "Premium Notes") to finance the insurance premiums related to the annual renewal of the Company's insurance policies. The Premium Notes have an aggregate original principal amount of $262 thousand, bear interest ranging between 6.25% and 7.75%, and have amortization terms from eight to ten months. The aggregate principal and interest payments due monthly under the Premium Notes range between $23 thousand and $2 thousand, and are payable between January 2017 and May 2017.
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

Cash Flows
The following table presents the Company's cash flow information for the six months ended:

	December 31,
	2016	2015
	(In thousands)
Cash (used in) provided by:
Operating activities	$(2,805)	$(1,449)
Investing activities	2,138	1,442
Financing activities	(146)	32
Discontinued operations	(300)	(426)
Effect of exchange rate changes on cash and cash equivalents	(60)	(25)
Net decrease in cash and cash equivalents	$(1,173)	$(426)
Cash used in operating activities during the six months ended December 31, 2016, totaled $2.8 million, compared to cash used in operating activities of $1.4 million for the same period in 2015. The increase in cash used in operating activities was primarily due to the decrease in accounts payable and accrued liabilities in the current year period of $668 thousand and an increase in accounts payable and accrued liabilities in the prior year period of $893 thousand, which was offset by a decrease in general and administrative expenses, excluding non-cash stock-based compensation and foreign currency gains of $385 thousand.
Cash provided by investing activities during the six months ended December 31, 2016 amounted to $2.1 million, compared to cash provided by investing activities of $1.4 million for the same period in 2015. The increase in cash flows from investing activities was primarily due to cash proceeds from the closing of the Exchange of $950 thousand, and cash proceeds relating to the Weald Basin ATA of $586 thousand, which were offset by a reduction in proceeds from sales of Central stock of $840 thousand.
Cash used in financing activities during the six months ended December 31, 2016, amounted to $146 thousand, compared to cash used of $32 thousand in the prior year period. Cash used in financing activities in the current year period was primarily due to payments on the Company's insurance notes payable of $143 thousand. Cash used in the prior year period related to payments made for deferred financing costs of $24 thousand and cash payments for the repurchase of stock for settlement of taxes of $11 thousand.
Cash used in discontinued operations during the six months ended December 31, 2016, was $300 thousand, compared to $426 thousand in the prior year period. Cash used in discontinued operations in the current year period primarily related to transaction costs paid as a result of the Exchange of $278 thousand. Cash used in the prior year period primarily related to cash used in operations at the Poplar field of $269 thousand and at the Weald Basin of $112 thousand. Capital expenditures at the Poplar field in the prior year period amounted to $39 thousand, net of proceeds received on the sale of unproved property of $175 thousand.
During the six months ended December 31, 2016, the effect of changes in foreign currency exchange rates negatively impacted the translation of our foreign denominated cash and cash equivalent balances into US dollars and resulted in a decrease of $60 thousand in cash and cash equivalents, compared to a decrease of $25 thousand for the same period in 2015.

COMPARISON OF RESULTS BETWEEN THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015
Operating Expenses
The following table presents operating expenses for the three months ended:

	December 31,
	2016	2015	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Depreciation	$9	$13	$(4)	(31)%
Exploration	$8	$22	$(14)	(64)%
General and administrative	$649	$1,131	$(482)	(43)%
Depreciation Expense. Depreciation expense decreased by $4 thousand to $9 thousand during the three months ended December 31, 2016, compared to $13 thousand in the prior year period, primarily due to certain assets becoming fully depreciated during the current year period.
Exploration Expenses. Exploration expenses decreased by $14 thousand to $8 thousand during the three months ended December 31, 2016. The decrease was primarily the result of a reduction in expenditures related to the Company's activities in the UK in the current year period.
General and Administrative Expenses. The following table presents general and administrative expenses for the three months ended:

	December 31,
	2016	2015	Difference	Percent change
	(In thousands)
General and administrative (excluding stock-based compensation expense and foreign transaction gain)	$861	$1,024	$(163)	(16)%
Stock compensation expense	10	199	(189)	(95)%
Foreign transaction gains from investment in subsidiaries	(222)	(92)	(130)	141%
Total	$649	$1,131	$(482)	(43)%
General and administrative expenses decreased by $482 thousand, or 43%, to $649 thousand during the three months ended December 31, 2016, compared to the prior year period. General and administrative expenses, excluding stock-based compensation and foreign transaction gain, decreased by $163 thousand, or 16%, to $861 thousand. This decrease was primarily the result of a decrease in salaries and benefits of $45 thousand as a result of lower headcount, a reduction in director fees of $26 thousand, due a reduction in the number of directors, and reductions in general and administrative costs of our foreign subsidiaries of $190 thousand, which were partially offset by increases in professional fees of $91 thousand, related to the Merger and the strategic alternatives review process. Stock compensation expense decreased by $189 thousand as a result of the vesting of stock awards related to the Exchange in the prior quarter of the current year. Foreign transaction gains from investment in subsidiaries increased by $130 thousand, or 141%.

COMPARISON OF RESULTS BETWEEN THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

Operating Expenses
The following table presents operating expenses for the six months ended:

	December 31,
	2016	2015	Difference	Percent change
	(In thousands)
Selected operating expenses (USD):
Depreciation	$20	$32	$(12)	(38)%
Exploration	$163	$39	$124	318%
General and administrative	$2,677	$2,896	$(219)	(8)%
Depreciation Expense. Depreciation expense decreased by $12 thousand to $20 thousand during the six months ended December 31, 2016, compared to $32 thousand in the prior year period. The change was primarily due to certain assets becoming fully depreciated during the current year period.
Exploration Expenses. Exploration expenses increased by $124 thousand to $163 thousand during the six months ended December 31, 2016. The increase was primarily the result of an increase in expenditures related to the Company's activities in the UK in the current year period.
General and Administrative Expenses. The following table presents general and administrative expenses for the six months ended:

	December 31,
	2016	2015	Difference	Percent change
	(In thousands)
General and administrative (excluding stock-based compensation expense and foreign transaction gain)	$2,151	$2,536	$(385)	(15)%
Stock compensation expense	600	307	293	95%
Foreign transaction (gain) loss from investment in subsidiaries	(74)	53	(127)	(240)%
Total	$2,677	$2,896	$(219)	(8)%
General and administrative expenses decreased by $219 thousand, or 8%, to $2.7 million during the six months ended December 31, 2016, compared to the prior year period. General and administrative expenses, excluding stock-based compensation and foreign transaction losses, decreased by $385 thousand, or 15%, to $2.2 million. This decrease was primarily the result of reductions in expenses related to corporate office salaries and benefits of $352 thousand, reductions in director expenses of $507 thousand, office rent of $69 thousand, and reductions in general and administrative expenses related to our foreign subsidiaries of $125 thousand, which were partially offset by an increase in professional fees of $622 thousand and investor relations fees of $21 thousand related to the Merger, and increase in insurance of $10 thousand. Stock compensation expense increased $293 thousand primarily due to the vesting of certain stock awards as a result of the Exchange. Foreign transaction gains increased by $127 thousand.
Net Loss From Discontinued Operations
Net income from discontinued operations for the six months ended December 31, 2016 of $834 thousand relates to the gain on disposal of the Company's Weald Basin assets in the UK of $1.1 million, which was partially offset by a loss on operations of the Company's former NP segment and transaction costs related to the Exchange of $235 thousand.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Information regarding critical accounting policies and estimates is contained in Item 7 of our 2016 Form 10-K. There have been no changes to the Company's critical accounting policies during the six months ended December 31, 2016.

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
These forward-looking statements about the Company and its subsidiaries appear in a number of places in this report and may relate to statements about the Merger with Tellurian, including the terms of the Merger Agreement, the tax implications of the Merger, the closing of the transaction, the timing of such closing and the effects of closing; our businesses and prospects; our ability to continue as a going concern; planned or estimated capital expenditures; availability of liquidity and capital resources; the disposition of oil and gas properties and related assets or other securities investments; the ability to enter into acceptable farmout arrangements; revenues, expenses and projected cash burn rates; progress in developing the Company's projects and the timing of that progress; future values of those projects or other interests or rights that the Company holds; the listing of our common stock on the NASDAQ; borrowings; commodity prices; government regulations, including our ability to obtain necessary governmental permits; and other matters that involve a number of risks and uncertainties that may cause actual results to differ materially from results expressed or implied in the forward-looking statements. These risks and uncertainties include the following: risks associated with our ability to complete the Merger with Tellurian on the terms anticipated or at all; the uncertain nature of oil and gas prices in the UK and Australia, including uncertainties about the duration of the currently depressed oil commodity price environment and the related impact on our project developments and ability to obtain financing; uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects or otherwise continue as a going concern; uncertainties regarding the ability to realize the expected benefits from the sale of the Amadeus Basin assets to Central pursuant to the Sale Deed, including through the future value of Central stock; uncertainties regarding the value of Central stock; uncertainties regarding the ability to realize the expected benefits from the sale of the Weald assets to UKOG pursuant to the Weald Agreements, including through the future value of UKOG stock; uncertainties regarding the value of UKOG stock; our ability to attract and retain key personnel; our limited amount of control over activities on our non-operated properties; our reliance on the skill and expertise of third-party service providers; the ability of our vendors to meet their contractual obligations; the uncertain nature of the anticipated value and underlying prospects of our UK acreage position; government regulation and oversight of drilling and completion activity in the UK; the uncertainty of drilling and completion conditions and results; the availability of drilling, completion, and operating equipment and services; the results and interpretation of 2-D and 3-D seismic data related to our NT/P82 interest in offshore Australia and our ability to obtain an attractive farmout arrangement for NT/P82; uncertainties regarding our ability to maintain the NASDAQ listing of our common stock, and the related potential impact on our ability to obtain financing; risks and uncertainties inherent in management estimates of future operating results and cash flows; risks and uncertainties associated with litigation matters; and other matters referred to in the Risk Factors section of this report. For a more complete discussion of the risk factors that may apply to any forward-looking statements, you are directed to the discussion presented in Item 1A ("Risk Factors") of our 2016 Form 10-K. Any forward-looking statements in this report should be considered with these factors in mind. Any forward-looking statements in this report speak as of the filing date of this report. The Company assumes no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by securities laws.

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
At December 31, 2016, the fair value of our investments in securities available for sale was $1.5 million, with $550 thousand of that amount attributable to the 3.8 million shares held as of December 31, 2016 from the 39.5 million Central shares received initially as part of the consideration for the sale of the Amadeus Basin assets in March 2014. Central's stock is traded on the Australian Securities Exchange (the "ASX"), and we determined the fair value of our investment in Central using Central's closing stock price on the ASX on December 31, 2016, of A$0.200 per share, which translated to $0.144 per share in US dollars on that date. Due to the number of Central shares that we own and Central's general daily trading volumes, we may not be able to obtain the currently quoted market price in the event we elect to sell our Central shares. The remaining $992 thousand of the fair value of our investments in securities held for sale is attributable to 50.9 million shares of UKOG acquired as part of the consideration for the transactions contemplated by the Weald ATA, which closed on August 11, 2016. UKOG's stock is traded on the AIM market in the UK, and we determined the the fair value of our investment in UKOG using UKOG's closing stock price on December 31, 2016, of £0.016 per share, which translated to $0.020 per share in US dollars on that date. Pursuant to the terms of the Weald ATA, which include a six-month lock-up period, the Company may not sell its shares of UKOG until February 10, 2017. Considering the current volume of trading activity of UKOG shares, the Company believes that it will be able to dispose of its shareholdings effectively once it decides to monetize these shares. In addition, a 10% across-the-board change in the underlying equity market price per share for our investments would result in a $154 thousand change in the fair value of our investments.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
None.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 6 EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference into this report:

2.1+
First Amendment to Agreement and Plan of Merger, dated as of November 23, 2016, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., and River Merger Sub, Inc. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K on November 29, 2016 and incorporated herein by reference)

2.2+
Second Amendment to Agreement and Plan of Merger, dated as of December 19, 2016, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., and River Merger Sub, Inc. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K on December 21, 2016 and incorporated herein by reference)

3.1
Form of Certificate of Designations of Series B Convertible Preferred Stock of Magellan Petroleum Corporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on November 29, 2016 and incorporated herein by reference)

10.1
Guaranty and Support Agreement, dated as of November 23, 2016, by and between Magellan Petroleum Corporation and GE Oil & Gas, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on November 29, 2016 and incorporated herein by reference)

10.2
Guaranty and Support Agreement, dated as of January 3, 2017, by and between Magellan Petroleum Corporation and TOTAL Delaware, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on January 5, 2017 and incorporated herein by reference)

10.3
Voting Agreement, dated as of January 3, 2017, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., TOTAL Delaware, Inc., Charif Souki, the Souki Family 2016 Trust and Martin Houston (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on January 5, 2017 and incorporated herein by reference)

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

+
Pursuant to Item 6.01(b)(2) of Regulation S-K, the Company has omitted certain schedules to the exhibit. The Company agrees to supplementally furnish a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN PETROLEUM CORPORATION
(Registrant)

Date:	February 8, 2017	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary
(as Principal Executive, Financial and Accounting Officer)