Form 10-Q
period 2017-03-31
TELLURIAN INC. /DE/
filed 2017-05-10
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-5507

Tellurian Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-0842255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Louisiana Street, Suite 3100, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(832) 962-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of May 8, 2017, the issuer had 202,648,511 shares of common stock outstanding.

TELLURIAN INC. AND SUBSIDIARIES

Form 10-Q for the Three Months Ended March 31, 2017

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

Bcf	Billion cubic feet

Bcf/d	Billion cubic feet per day

DOE/FE	U.S. Department of Energy, Office of Fossil Energy

FEED	Front-End Engineering and Design

FERC	U.S. Federal Energy Regulatory Commission

FTA countries	Countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas

LNG	Liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure

MMBtu	Million British thermal units, an energy unit

mtpa	Million tonnes per annum

NASDAQ	The NASDAQ Capital Market

NGA	Natural Gas Act of 1938, as amended

Non-FTA countries	Countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted

PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration

PSD	Prevention of Significant Deterioration

SEC	U.S. Securities and Exchange Commission

Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

USACE	U.S. Army Corps of Engineers

USDOT	U.S. Department of Transportation

U.S.	United States

U.S. GAAP	Generally accepted accounting principles in the U.S.

ORGANIZATIONAL STRUCTURE

Below is a simplified presentation of Tellurian Inc.’s organizational structure as of March 31, 2017 with references to the names of certain entities discussed in this quarterly report:

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$186,823	$21,398
Securities available-for-sale	845	—
Accounts receivable	49	48
Accounts receivable due from related parties	2,602	1,333
Prepaid expenses and other current assets	4,219	1,964

Total current assets	194,538	24,743

Property, plant and equipment, net	25,518	10,993
Goodwill	1,190	1,190
Note receivable due from related party	251	251
Other non-current assets	2,421	1,901

Total assets	$223,918	$39,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,634	$24,403
Accounts payable due to related parties	323	323

Total current liabilities	19,957	24,726

Embedded derivative	—	8,753

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock: par value $0.01 and $0.001 per share, respectively; 300,000 shares and 200,000 shares authorized, respectively: 203,915 shares and 109,609 shares issued, respectively	1,874	101
Treasury stock: 1,231 and zero shares, respectively, at cost	(323)	—
Series A convertible preferred stock: par value $0.001 per share; zero and 5,468 shares authorized and outstanding, respectively	—	5
Series B convertible preferred stock: par value $0.01 per share; 5,468 and zero shares authorized and outstanding, respectively	55	—
Additional paid-in capital	440,419	102,148
Accumulated other comprehensive loss	(60)	—
Accumulated deficit	(238,004)	(96,655)

Total stockholders’ equity	203,961	5,599

Total liabilities and stockholders’ equity	$223,918	$39,078

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2016
Revenue	$—	$—	$—
Revenue, related party	—	—	31

Total revenue	—	—	31

Costs and expenses:
Development expenses	21,589	2,753	52
General and administrative	44,540	4,440	460
Goodwill impairment	77,592	—	—

Total costs and expenses	143,721	7,193	512

Loss from operations	(143,721)	(7,193)	(481)

Gain on preferred stock exchange feature	2,209	—	—
Other income, net	163	—	—

Loss before income taxes	(141,349)	(7,193)	(481)
Provision for income taxes	—	—	—

Net loss attributable to common stockholders	$(141,349)	$(7,193)	$(481)

Net loss per common share:
Basic and diluted	$(0.92)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	154,213	44,393

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Convertible Preferred Stock		Additional Paid-in Capital	Accum. Other Comp. Loss	Accum. Deficit	Total Stockholders’ Equity
	Shares	Par Value Amount	Shares	Cost	Shares	Par Value Amount
Balance, January 1, 2016 (Successor)	—	$—			—	$—	$—	$—	$—	$—
Issuance of common stock	80,779	81	—	—	—	—	30,227	—	—	30,308
Share-based compensation	1,750	2	—	—	—	—	3,498	—	—	3,500
Net loss	—	—	—	—	—	—	—	—	(7,193)	(7,193)

Balance, March 31, 2016 (Successor)	82,529	$83	—	—	—	$—	$33,725	$—	$(7,193)	$26,615

Balance, January 1, 2017 (Successor)	109,609	$101	—	$—	5,468	$5	$102,148	$—	$(96,655)	$5,599
Merger adjustments	51,540	1,390	(1,209)	—	—	—	86,533	—	—	87,923
Share-based compensation	909	9	—	—	—	—	15,552	—	—	15,561
Issuance of common stock	35,385	354	—	—	—	—	206,512	—	—	206,866
Restricted stock awards	4,772	3	—	—	—	—	2,032	—	—	2,035
Share-based payments	1,700	17	—	—	—	—	21,148	—	—	21,165
Reclass of embedded derivative	—	—	—	—	—	—	6,544	—	—	6,544
Treasury stock	—	—	(22)	(323)	—	—	—	—	—	(323)
Exchange from Series A preferred stock	—	—	—	—	(5,468)	(5)	—	—		(5)
Exchange to Series B preferred stock	—	—	—	—	5,468	55	(50)	—	—	5
Other comprehensive income	—	—	—	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	—	—	—	(141,349)	(141,349)

Balance, March 31, 2017 (Successor)	203,915	$1,874	(1,231)	$(323)	5,468	$55	$440,419	$(60)	$(238,004)	$203,961

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2016
Cash flows from operating activities:
Net loss	$(141,349)	$(7,193)	$(481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	60	—	11
Loss on goodwill impairment	77,592	—	—
Gain on Series A convertible preferred stock exchange feature	(2,209)	—	—
Share-based compensation	17,596	3,500	—
Share-based payments	17,770	—	—
Changes in operating assets and liabilities:
Accounts receivable	18	—	1
Accounts receivable due from related parties	(1,593)	(354)	(824)
Prepaid expenses and other current assets	(553)	—	5
Accounts payable and accrued liabilities	(8,517)	3,355	124
Accounts payable due to related parties	—	—	1,063
Other, net	(504)	—	(1)

Net cash used in operating activities	(41,689)	(692)	(102)

Cash flows from investing activities:
Cash received in acquisition	56	—	—
Purchase of property—land	—	(9,039)	—
Purchase of property and equipment	(573)	—	(175)
Proceeds from sale of investment securities	266	—	—

Net cash used in investing activities	(251)	(9,039)	(175)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	207,365	30,308	—

Net cash provided by financing activities	207,365	30,308	—

Net increase (decrease) in cash and cash equivalents	165,425	20,577	(277)
Cash and cash equivalents, beginning of period	21,398	—	589

Cash and cash equivalents, end of period	$186,823	$20,577	$312

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

Tellurian plans to own, develop and operate natural gas liquefaction facilities, storage facilities and loading terminals and is developing an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in Southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”).

The accompanying unaudited Condensed Consolidated Financial Statements of Tellurian as of and for the period ended March 31, 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

The information included herein should be read in conjunction with the consolidated financial statements and the accompanying notes of Tellurian Investments as of and for the fiscal year ended December 31, 2016. Such information was included in Tellurian’s Current Report on Form 8-K/A filed with the SEC on March 15, 2017 following the completion of a merger (the “Merger”) of Tellurian Investments with a subsidiary of Magellan Petroleum Corporation (“Magellan”) on February 10, 2017 (the “Merger Date”). Magellan changed its corporate name to Tellurian Inc. shortly after completing the Merger.

The Merger was accounted for as a “reverse acquisition,” with Tellurian Investments being treated as the accounting acquirer. As such, the historical condensed consolidated comparative information as of and for all periods in 2016 in this report relates to Tellurian Investments and its subsidiaries. Subsequent to the Merger Date, the information relates to the consolidated entities of Tellurian Inc., with Magellan reflected as the accounting acquiree.

In connection with the Merger, each issued and outstanding share of Tellurian Investments common stock was exchanged for 1.3 shares of Magellan common stock. All share and per share amounts in the Condensed Consolidated Financial Statements and related notes have been retroactively adjusted for all periods presented to give effect to this exchange, including reclassifying an amount equal to the change in par value of common stock from additional paid-in capital.

On April 9, 2016, Tellurian Investments acquired Tellurian Services, formerly known as Parallax Services LLC (“Parallax Services”). Parallax Services was primarily engaged in general and administrative support services to a group of related companies including Parallax Enterprises LLC (“Parallax Enterprises”) and Parallax Energy LLC (“Parallax Energy”). Under the financial reporting rules of the SEC, Parallax Services (“Predecessor”) has been deemed to be the predecessor to Tellurian (“Successor”) for financial reporting purposes.

Except where the context indicates otherwise, (i) references to “we,” “us,” “our,” “Tellurian” or the “Company” refer, for periods prior to the completion of the Merger, to Tellurian Investments and its subsidiaries, and for periods following the completion of the Merger, to Tellurian Inc. and its subsidiaries and (ii) references to “Magellan” refer to Tellurian Inc. and its subsidiaries prior to the completion of the Merger.

Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2017.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

NOTE 2 — MERGER AND ACQUISITION

The Merger

As discussed in Note 1, Background and Basis of Presentation, Tellurian Investments merged with a subsidiary of Magellan on February 10, 2017. The Merger has been accounted for as a “reverse acquisition,” with Tellurian Investments being treated as the accounting acquirer using the acquisition method. The Company continues to operate as a single operating segment for financial reporting purposes.

The total consideration exchanged was as follows (in thousands, except share and per-share amounts):

Number of shares of Magellan common stock outstanding(1)	5,985,042
Price per share of Magellan common stock(2)	$14.21

Aggregate value of Tellurian common stock issued		$85,048
Fair value of stock options(3)		2,821

Net purchase consideration to be allocated		$87,869

(1)	The number of shares of Magellan common stock issued and outstanding as of February 9, 2017.
(2)	The closing price of Magellan common stock on the NASDAQ on February 9, 2017.
(3)	The estimated fair value of Magellan stock options for pre-Merger services rendered.

We utilized estimated fair values at the Merger Date for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction was as follows (in thousands):

Fair Value of Assets Acquired:
Cash	$56
Securities available for sale	1,111
Other current assets	93
Unproved properties	13,000
Wells in progress	332
Leasehold improvements	67
Other long-term assets	19

Total assets acquired	14,678
Fair Value of Liabilities Assumed:
Accounts payable and other liabilities	4,393
Notes payable	8

Total liabilities assumed	4,401

Total net assets acquired	10,277

Goodwill as a result of the Merger	$77,592

We valued our interests acquired in unproved oil and gas properties using a market approach based on commercial negotiations and bids received for the interests (see Note 5, Property, Plant and Equipment, for more information about the properties). The fair value of other property, plant and equipment and wells in progress was determined to be the carrying value of Magellan. Securities available-for-sale were valued based on quoted market prices. The carrying values of cash, other current assets, accounts payable and accrued liabilities and other non-current assets and liabilities approximated fair value at the Merger Date. The Company has determined that such fair value measures for the overall allocation are classified as Level 3 in the fair value hierarchy.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Goodwill initially recognized as a result of the Merger totaled $77.6 million, none of which is deductible for income tax purposes. Subsequent to the Merger, the Company determined that there is no evidence that we will recover the value of this goodwill. For purposes of determining the goodwill impairment, we utilized qualitative factors as well as the fair values determined when allocating consideration as of the Merger Date.

Parallax Services Acquisition

On April 9, 2016, Tellurian Investments acquired Parallax Services, which was renamed Tellurian Services, with equity consideration valued at $1 million. The transaction was accounted for using the acquisition method. As of March 31, 2017, goodwill of $1.2 million on our Condensed Consolidated Balance Sheet was entirely related to the acquisition of Parallax Services.

Pro Forma Results

The following table provides unaudited pro forma results for the three months ended March 31, 2017 and March 31, 2016, as if the Merger occurred and Parallax Services had been acquired as of January 1, 2016 (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2017				2016
	As Reported	Pro Forma Adjustments		Pro Forma	As Reported	Pro Forma Adjustments		Pro Forma
Revenues	$—	$—		$—	$—	$—		$—
Net loss attributable to common stockholders	(141,349)	(3,742	)(a)	(145,091)	(7,193)	(11,364	) (a)	(19,038)
						(481	) (b)
Net loss per basic share	$(0.92)			$(0.92)	$(0.16)			$(0.37)
Basic and diluted weighted average common shares outstanding	154,213			157,618	44,393			50,878

(a)

Adjustment for the historical net loss of Magellan and an increase in compensation expense associated with the addition of three new directors. The addition of the new directors was directly attributable to the Merger.

(b)	Adjustment for the historical net loss of Parallax Services prior to the acquisition.

The pro forma information is provided for informational purposes only and is not necessarily indicative of what Tellurian’s results of operation would have been if the Merger and acquisition had occurred on January 1, 2016. Following the Merger Date, $0.3 million of net loss related to the acquired activities have been included in our Condensed Consolidated Financial Statements.

NOTE 3 — PREPAID AND OTHER CURRENT AND NON-CURRENT ASSETS

The components of prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid professional services	$1,628	$—
Deposits related to marketing activities	1,076	968
Insurance	623	67
Prepaid rent	—	315
Other	892	614

Total prepaid expenses and current assets	$4,219	$1,964

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

The components of other non-current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Lease and purchase options	$1,635	$1,345
Deposits related to marketing activities	654	551
Other	132	5

Total other non-current assets	$2,421	$1,901

Prepaid Professional Services

Prepaid professional services relate to a short-term management consulting arrangement discussed in Note 9, Share-Based Payments.

Deposits Related to Marketing Activities

Tellurian has made advances to trade conferences and similar events for the purpose of networking, marketing and public relations in the ordinary course of its development activities. These deferred costs relate primarily to conference fees, travel accommodations and similar event-specific arrangements, which are required to be paid in advance. General marketing and advertising costs not associated with specific events currently are expensed, and costs that are event-specific are deferred and expensed when the event occurs.

Land Lease and Purchase Options

The Company, through its wholly owned subsidiary Driftwood LNG, holds lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage that provide for four or five-year terms. As of March 31, 2017, we have executed Options for certain tracts of land. In addition to the Options, the Company holds a ground lease for a port facility adjacent to a tract of land that was acquired in March 2016. The lease provides for a four-year term, subject to a 20-year extension and six five-year renewals and is accounted for as an operating lease, with rental payments accounted for using the straight-line method.

Upon exercise of the Options, the leases are subject to maximum terms of 60 years (inclusive of various renewals) at the option of the Company. Lease and purchase option payments have been capitalized in other non-current assets. Costs of the lease and purchase options will be amortized over the life of the lease once obtained, or capitalized into the land if purchased. If no lease or land is obtained, the Options cost will be expensed.

Office Leases

The Company holds a ten-year lease for its corporate headquarters located in Houston, Texas as well leases for offices located in Denver, London and Singapore. The leases are accounted for as operating leases, with rental payments accounted for using the straight-line method. Where payments exceed or are less than the amount of rent expense recognized, prepaid rent or deferred rent payable, respectively, is recognized on the Condensed Consolidated Balance Sheets.

NOTE 4 — RELATED PARTIES

Accounts Receivable and Payable with Related Parties

Tellurian’s accounts receivable due from related parties primarily consist of indemnities from employees who received share-based compensation. The Company will withhold amounts from wages if the tax liability with respect to such share-based compensation is not paid directly by the employees. The accounts payable due to related parties is primarily related to agreements with Parallax Enterprises and Parallax Energy, which are partially owned by Mr. Martin Houston, a major shareholder and Vice Chairman of the Company.

Non-current Note Receivable Due from Related Party

Non-current note receivable relates to an interest-free $251 thousand note receivable due from Mr. Houston. The note was used to provide the collateral required to secure a $500 thousand letter of credit as part of a covenant related to the office lease.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Other

During the three months ended March 31, 2017, the Company incurred $534 thousand in legal fees to a law firm for advice associated with the Bonini-Kettlety lawsuit discussed in Note 15, Subsequent Events. A member of our board of directors is a partner at such law firm.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of fixed assets and oil and gas properties, as shown below (in thousands):

	March 31, 2017	December 31, 2016
Fixed Assets
Land	$9,491	$9,491
Buildings	549	549
Leasehold improvements	1,838	602
Computer, office equipment and fixtures	437	420
Accumulated depreciation	(129)	(69)

Total fixed assets, net	12,186	10,993

Oil and Gas Properties
Unproved	13,000	—
Wells in progress	332	—

Total oil and gas properties	13,332	—

Total property, plant and equipment, net	$25,518	$10,993

Fixed assets are depreciated using the straight-line depreciation method. Depreciation expense of $60 thousand and zero for the three months ended March 31, 2017 and 2016, respectively, is recorded within development expenses on the Condensed Consolidated Statements of Operations.

In connection with the Merger, in February 2017, the Company acquired interests in certain oil and gas properties. Unproved properties consist of oil and gas interests in the Weald Basin, United Kingdom and the Timor Sea, Australia. In the United Kingdom, Tellurian holds a non-operating interest in certain licenses where a well was recently drilled and is currently under an extended flow test. In Australia, Tellurian holds a non-operating interest in an exploration permit. Under the terms of the permit, Tellurian or a commercial business partner is required to perform a seismic survey to certain specifications by November 12, 2017 or the permit will expire. See also Note 6, Commitments and Contingencies. There is no production and there are no reserves currently associated with any of our licenses. Accordingly, there is no depletion associated with them for the three months ended March 31, 2017.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Bonini-Kettlety Lawsuit

The litigation matter referred to as the Bonini-Kettlety lawsuit previously disclosed in the consolidated financial statements and the accompanying notes of Tellurian Investments as of and for the fiscal year ended December 31, 2016, was settled on April 18, 2017. See Note 15, Subsequent Events, for further information.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Seismic Survey

On March 31, 2017, the Company executed an Operations Services Agreement (the “Seismic Agreement”) with Santos Offshore Pty Ltd (“Santos”) to provide support services and engage a contractor to conduct a 3-D seismic survey over a prospect in our offshore block in the Bonaparte Basin, Australia. The total commitment of the Seismic Agreement is estimated at $5.8 million through November 2017, of which $233 thousand has been recognized as an accrued liability within our Condensed Consolidated Financial Statements. Under the Seismic Agreement, Santos is required to notify and obtain the Company’s consent to the engagement of the seismic contractor, certain instructions to the seismic contractor and technical aspects of the seismic plan. Within five days following Santos providing the Company with any such notification, the Company is required to provide its consent, which cannot be unreasonably withheld.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Engineering, procurement and construction	$851	$12,549
Payroll and compensation	8,512	6,311
Professional services (e.g. legal, audit)	4,363	2,323
Other	5,908	3,220

Total accounts payable and accrued liabilities	$19,634	$24,403

Engineering, Procurement and Construction

In February 2016, Tellurian Investments engaged Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) to complete FEED work for the Driftwood terminal, and in June 2016, Tellurian Investments engaged Bechtel to complete FEED work for the Driftwood pipeline. Accounts payable and accrued liabilities for engineering, procurement and construction costs relate primarily to our contracts for FEED services with Bechtel as well as subcontractors working on the project.

NOTE 8 — SHARE-BASED COMPENSATION

Tellurian has granted fully vested and restricted stock to employees, outside directors, and a consultant under the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (the “Legacy Plan”) and the Tellurian Inc. 2016 Omnibus Compensation Incentive Plan, as amended (the “Omnibus Plan”). At a special meeting of stockholders on February 9, 2017, Magellan stockholders approved the Omnibus Plan, which replaced the Legacy Plan. No further awards can be made under the Legacy Plan.

The maximum number of shares of Tellurian common stock authorized for issuance under the Omnibus Plan is 40 million shares of common stock. During any calendar year, no employee may be granted more than 10 million shares of Tellurian common stock, or with respect to a grant of cash, an amount equal to the value of 10 million shares of Tellurian common stock at the time of settlement. As of March 31, 2017, 3.9 million shares have been granted under the Omnibus Plan, and 14.9 million shares were granted under the Legacy Plan.

For the three months ended March 31, 2017, Tellurian recognized $17.8 million as share-based compensation expense for vested shares of employees and directors, $2 million of which was issued in settlement of bonuses accrued at December 31, 2016.

For the three months ended March 31, 2017, the remaining award activity relates to awards that vest based on a final investment decision by the Company’s board of directors with respect to the Driftwood Project (“FID Awards”). During the period, the weighted average grant date fair value per share was $12.62 per share, and the total grant date fair value was $65.3 million. As of March 31, 2017, 5.2 million FID Awards were outstanding.

For purposes of the FID Awards, FID means a decision by Tellurian’s board of directors to move forward with the Driftwood Project after (i) determining that such site has met the appropriate suitability criteria, (ii) securing a long-term option on such site, (iii) securing sufficient financing and (iv) completing the FEED process. As of March 31, 2017, Tellurian does not believe FID is considered probable of occurring and, therefore, has not recorded share-based compensation expense related to FID Awards.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

NOTE 9 — SHARE-BASED PAYMENTS

In February 2017, the Company issued 409,800 shares of Tellurian common stock, valued at $5.8 million, to a financial adviser in connection with the successful completion of the Merger. This cost has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations. Additionally, on the Merger Date, the Company issued 90,350 shares of Tellurian common stock to settle a liability assumed in the Merger valued at $1.3 million.

In March 2017, the Company’s board of directors approved the issuance of 1 million shares that were purchased at a discount by a commercial development consultant under the Omnibus Plan. The terms of the share purchase agreement did not contain performance obligations or similar vesting provisions; accordingly, the full amount of $11.4 million, representing the aggregate difference between the purchase price of $0.50 per share and the closing share price on the date of issuance of $11.88 per share, was recognized on the date of the share purchase and has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Also in March 2017, the Company issued 200,000 shares under a management consulting arrangement for specified services from March 2017 through May 2017. The services were valued at $11.34 per share based on the closing share price on the date of issuance. The total cost of $2.3 million is being amortized on a straight-line basis over the three-month service period to general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 10 — INCOME TAXES

As of March 31, 2017, Tellurian Investments had net operating loss (“NOL”) carry forwards for both financial reporting purposes and for federal, state and international income tax reporting purposes. The Company has established a full valuation allowance against its NOLs and has not recorded a net liability for federal, state and international income taxes in any of the periods included in the accompanying financial statements. Our Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2017, and 2016 include no income tax benefits.

Prior to the Merger, Magellan had fully-valued deferred tax assets of $45.9 million related to NOL carry forwards available to reduce U.S. federal taxable income in future tax years. The Merger may have resulted in an ownership change under Section 382 of the Internal Revenue Code (the “Code”), potentially limiting our ability to use Magellan’s NOL carry forwards in future taxable years for U.S. federal income tax purposes.

These limitations may affect the timing of when these NOL carryforwards can be used which, in turn, may impact the timing of when cash is used to pay the taxes of Tellurian. In addition, Tellurian’s ability to use Magellan’s NOL carry forwards will be dependent on Tellurian’s ability to generate taxable income. Some portion of the NOL carryforwards could expire before Tellurian generates sufficient taxable income. Tellurian has not yet determined the resulting limitation that may impact utilization of Magellan’s NOL carry forwards against future periods.

Magellan was historically subject to tax in the U.S. and various state and foreign jurisdictions. Following the Merger, the Company remains subject to periodic audits and reviews by taxing authorities; however, we do not expect that these audits will have a material effect on the Company’s tax provision. Magellan’s federal tax returns for the years after June 30, 2013 remain open for examination. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year.

NOTE 11 — STOCKHOLDERS’ EQUITY

TOTAL Investment

In January 2017, pursuant to a common stock purchase agreement dated as of December 19, 2016, between Tellurian Investments and TOTAL Delaware, Inc. (“TOTAL”), TOTAL purchased, and Tellurian Investments sold and issued to TOTAL, approximately 35.4 million shares of Tellurian Investments common stock for an aggregate purchase price of $207 million, net of offering costs. In connection with the Merger, the shares purchased by TOTAL were exchanged for 46 million shares of Tellurian common stock.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Tellurian Preferred Stock

On March 31, 2017, GE Oil & Gas, Inc. (“GE”), the holder of all 5.5 million shares of Tellurian Investments Series A convertible preferred stock (the “Tellurian Investments Preferred Shares”), exchanged those shares into an equal number of shares of Tellurian Inc. Series B convertible preferred stock (the “Series B Preferred Stock”) pursuant to the terms of the Tellurian Investments Certificate of Incorporation (the “Preferred Share Exchange”). The terms of the Series B Preferred Stock are substantially similar to those of the Tellurian Investments Preferred Shares. The Series B Preferred Stock is exchangeable at any time into shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments in certain circumstances.

Pursuant to the terms of the Series B Preferred Stock, so long as any shares of Series B Preferred Stock are outstanding, the Company may not (i) pay or declare any dividends on its equity securities or (ii) make any redemptions or repurchases of such secruities other than ordinary course repurchases or deemed repurchases occurring in connection with the vesting or exercise of compensatory equity awards and related tax withholding. If the holders of the Series B Preferred Stock have not converted such shares into Tellurian common stock on or before November 23, 2022, the shares will automatically be converted into Tellurian common stock on a one-for-one basis. Each conversion ratio is subject to customary anti-dilution adjustments.

Embedded Derivative

The ability of GE to exchange the Tellurian Investments Preferred Shares into shares of Series B Preferred Stock or into shares of Tellurian common stock following the Merger required the fair value of such features to be bifurcated from the contract and recognized as an embedded derivative until the Merger Date.

The fair value of the embedded derivative was determined through the use of a model which utilizes certain observable inputs such as the price of Magellan common stock at various points in time and the volatility of Magellan common stock over an assumed half-year and one-year holding period from February 10, 2017 and December 31, 2016, respectively. At each valuation date, the model also included (i) unobservable inputs related to the weighted probabilities of certain Merger-related scenarios and (ii) a discount for the lack of marketability determined through the use of commonly accepted methods. We have therefore classified the fair value measurements of this embedded derivative as Level 3 inputs. On the Merger Date, the embedded derivative was reclassified to additional paid-in capital in accordance with U.S. GAAP.

The following table summarizes the changes in fair value for the embedded derivative (in thousands):

	February 10, 2017	December 31, 2016
Fair value at the beginning of period and initial fair value, respectively	$8,753	$5,445
(Gain) loss on exchange feature	(2,209)	3,308

Fair value at the end of period and year, respectively	$6,544	$8,753

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

NOTE 12 — NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted loss per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(141,349)	$(7,193)

Basic weighted average common shares outstanding	154,213	44,393

Loss per share:
Basic and diluted	$(0.92)	$(0.16)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the Series B Preferred Stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted shares outstanding for each of the periods are shown below (in thousands):

	Three Months Ended March 31,
	2017	2016
Unvested restricted shares	16,434	—
Common shares issuable upon conversion of Series B Preferred Stock	5,468	—

Total	21,902	—

NOTE 13 — OTHER COMPREHENSIVE LOSS

The following table is a reconciliation of our net loss to our comprehensive loss for the periods shown (in thousands):

	Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2016
Net loss	$(141,349)	$(7,193)	$(481)
Other comprehensive income items:
Unrealized holding loss on securities available-for-sale	(60)	—	—

Comprehensive loss	$(141,409)	$(7,193)	$(481)

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

NOTE 14 — RECENT ACCOUNTING STANDARDS

The following table provides a description of recent accounting standards that had not been adopted by the Company as of March 31, 2017:

Standard	Description	Expected Date of Adoption	Effect on our Condensed Consolidated Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto

This standard amends existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard may be early adopted beginning January 1, 2017, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.

		January 1, 2018	The implementation of this new standard will not affect the amounts shown in our Condensed Consolidated Financial Statements and related disclosures as the Company currently has no revenues.

ASU 2016-02, Leases (Topic 842)

This standard requires a lessee to recognize leases on its balance sheet by recording a liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This standard may be early adopted and must be adopted using a modified retrospective approach with certain available practical expedients.

		January 1, 2019	We are currently evaluating the impact of the provisions of this guidance on our Condensed Consolidated Financial Statements and related disclosures.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Additionally, the following table provides a description of recent accounting standards that were adopted by the Company during the reporting period:

Standard	Description	Date of Adoption	Effect on our Condensed Consolidated Financial Statements or Other Significant Matters
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

This standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when an integrated set of assets or activities is not a business. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted for transactions that have not been previously reported.

		January 1, 2017	The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements or disclosures.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

This standard eliminated Step 2 from the goodwill impairment test. Step 2 required entities to compute the implied fair value of goodwill if it was determined that the carrying amount of a reporting unit exceed its fair value. The goodwill impairment test now consists of comparing the fair value of a reporting unit with its carrying amount, and a company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

		January 1, 2017	The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements or disclosures.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

NOTE 15 — SUBSEQUENT EVENTS

Bonini-Kettlety Lawsuit Settlement

On May 23, 2016, Simon Bonini and Paul Kettlety (collectively, the “Plaintiffs”) filed a lawsuit against Tellurian Investments and Tellurian Services, along with each of Messrs. Martin Houston and Bowe Daniels and certain entities in which each of Messrs. Houston and Daniels own membership interests, as applicable (collectively, the “Defendants”), in the District Court of Harris County, Texas, alleging among other things, breach of contract, promissory estoppel, quantum meruit, fraud/fraudulent concealment, negligent misrepresentation, breach of fiduciary duty, usurpation/diversion of corporate opportunity, conversion, civil conspiracy and implied partnership. The Plaintiffs sought damages in excess of $168 million.

On April 18, 2017, the Defendants entered into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Plaintiffs and the Plaintiffs’ counsel, Schiffer Odom Hicks & Johnson, PLLC, a Texas professional limited liability company (“Schiffer Odom”), in connection with the lawsuit. Pursuant to the Settlement Agreement, among other things, (i) Mr. Houston agreed to transfer a total of 2,000,000 shares of Tellurian common stock owned by Mr. Houston (the “Transferred Shares”) to the Plaintiffs and Schiffer Odom, comprised of 825,000 shares to each of the Plaintiffs and 350,000 shares to Schiffer Odom, (ii) the Company agreed to file a prospectus supplement with respect to the resales of the Transferred Shares by the Plaintiffs and Schiffer Odom and (iii) the Plaintiffs released all claims against the Defendants. On April 20, 2017, Mr. Houston transferred the Transferred Shares to the Plaintiffs and Schiffer Odom, and the Company filed a prospectus supplement with respect to the resales of the Transferred Shares by the Plaintiffs and Schiffer Odom.

Pre-emptive Rights Agreement

On May 10, 2017, Tellurian and TOTAL entered into a pre-emptive rights agreement pursuant to which TOTAL was granted a right to purchase its pro rata portion of any new equity securities that Tellurian may issue to a third party on the same terms and conditions as such equity securities are offered and sold to such party, subject to certain excepted offerings (the “Pre-emptive Rights Agreement”). Pursuant to the common stock purchase agreement dated as of December 19, 2016, between Tellurian Investments and TOTAL, the terms and conditions of the Pre-emptive Rights Agreement are similar to those contained in the pre-emptive rights agreement dated as of January 3, 2017, between Tellurian Investments and TOTAL, but the Pre-emptive Rights Agreement is subject to additional excepted offerings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Information About Forward-Looking Statements

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

•	our businesses and prospects;

•	our ability to continue as a going concern;

•	planned or estimated capital expenditures;

•	availability of liquidity and capital resources;

•	our ability to obtain additional financing as needed;

•	expenses and projected cash burn rates;

•	progress in developing Tellurian’s principal project and the timing of that progress;

•	future values of that project or other interests or rights that Tellurian holds; and

•	government regulations, including our ability to obtain necessary governmental permits and approvals.

Our forward-looking statements are based on assumptions and analysis made by us in light of our experience, and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	uncertainties regarding our ability to maintain sufficient liquidity and capital resources to execute our projects or otherwise continue as a going concern;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	development risks, operational hazards and regulatory approvals; and

•	risks and uncertainties associated with litigation matters.

The forward-looking statements in this report speak as of the date hereof. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by securities laws.

Explanatory Note

On February 10, 2017 (the “Merger Date”), Tellurian Inc., which was formerly known as Magellan Petroleum Corporation (“Magellan”), completed the merger (the “Merger”) contemplated by the previously announced Agreement and Plan of Merger, dated as of August 2, 2016, by and among Magellan, Tellurian Investments Inc. (“Tellurian Investments”) and River Merger Sub, Inc. (“Merger Sub”), as amended (the “Merger Agreement”). At the effective time of the Merger, Merger Sub merged with and into Tellurian Investments, with Tellurian Investments continuing as the surviving corporation and a subsidiary of Magellan. Immediately following the completion of the Merger, Magellan amended its certificate of incorporation and bylaws to change its name to “Tellurian Inc.” In connection with the Merger, each outstanding share of common stock of Tellurian Investments was exchanged for 1.300 shares of Magellan common stock. The Merger is accounted for as a “reverse acquisition” under U.S. GAAP. Therefore, Tellurian Investments is treated as the accounting acquirer in the Merger.

Except where the context indicates otherwise, (i) references to “we,” “us,” “our,” “Tellurian” or the “Company” refer, for periods prior to the completion of the Merger, to Tellurian Investments and its subsidiaries, and for periods following the completion of the Merger, to Tellurian Inc. and its subsidiaries and (ii) references to “Magellan” refer to Tellurian Inc. and its subsidiaries prior to the completion of the Merger.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:

•	Our Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Our Business

Tellurian intends to create value for shareholders by developing low-cost natural gas-related infrastructure, profitably delivering natural gas to customers worldwide and pursuing value-enhancing, complementary business lines in the energy industry. Tellurian owns all of the common stock of Tellurian Investments, which indirectly owns a 100% ownership interest in each of Driftwood LNG LLC, a Delaware limited liability company (“Driftwood LNG”), and Driftwood Pipeline LLC, a Delaware limited liability company (“Driftwood Pipeline”), and directly owns a 100% membership interest in Tellurian Services LLC (f/k/a Parallax Services LLC), a Delaware limited liability company (“Tellurian Services”).

Tellurian plans to own, develop and operate natural gas liquefaction facilities, storage facilities and loading terminals (collectively, the “LNG Facilities”) and is developing an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in Southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”). The proposed Driftwood terminal will have a liquefaction capacity of approximately 26 million tonnes per annum, situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed terminal facility will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths. In February 2016, Tellurian engaged Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) to complete a FEED study for the Driftwood terminal. Based on the progress of such FEED study to date, Tellurian estimates construction costs for the Driftwood terminal of approximately $500 to $600 per tonne ($13 to $16 billion) before owners’ costs, financing costs and contingencies.

Tellurian is developing the proposed Driftwood pipeline, a new 96-mile large diameter pipeline which will interconnect with 14 existing interstate pipelines throughout Southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch and 36-inch diameter pipeline segments, and three compressor stations totaling approximately 270,000 horsepower, all as necessary to provide approximately 4.0 Bcf/d of average daily gas transportation service. In June 2016, Tellurian engaged Bechtel to complete a FEED study for the Driftwood pipeline. Based on the progress of such FEED study to date, Tellurian estimates construction costs for the Driftwood pipeline of approximately $1.6 to $2.0 billion before owners’ costs, financing costs and contingencies.

Overview of Significant Events

Significant corporate, developmental and capital events since January 1, 2017 and through the filing date of this Form 10-Q include the following:

TOTAL Investment. In January 2017, pursuant to a common stock purchase agreement (the “TOTAL SPA”) dated as of December 19, 2016, between Tellurian Investments and TOTAL Delaware, Inc. (“TOTAL”), TOTAL purchased, and Tellurian Investments sold and issued to TOTAL, approximately 35.4 million shares of Tellurian Investments common stock (the “TOTAL Shares”) for an aggregate purchase price of $207 million. In connection with the transaction:

•

Magellan and TOTAL entered into a guaranty and support agreement pursuant to which Magellan guaranteed to TOTAL the performance of all of the obligations of Tellurian Investments in connection with the TOTAL SPA following the completion of the Merger.

•

Magellan, TOTAL, Charif Souki, the Souki Family 2016 Trust, and Martin Houston entered into a voting agreement pursuant to which Mr. Souki, the Souki Family 2016 Trust, and Mr. Houston agreed to vote all shares of Tellurian stock they own in favor of the appointment of one board designee of TOTAL to the board of directors of Magellan effective upon the closing of the Merger.

•

Tellurian Investments and TOTAL entered into a pre-emptive rights agreement pursuant to which TOTAL was granted a right to purchase its pro rata portion of any new equity securities that Tellurian Investments may issue to a third party on the same terms and conditions as such equity securities are offered and sold to such party, subject to certain excepted offerings. Magellan also agreed that, following the completion of the Merger, Magellan would enter into a similar pre-emptive rights agreement with TOTAL, but subject to additional excepted offerings. On May 10, 2017, Tellurian entered into such a pre-emptive rights agreement with TOTAL.

Merger-Related Events. Upon or shortly following the completion of the Merger:

•	The TOTAL Shares were exchanged for 46 million shares of Tellurian common stock.

•

Each of the approximately 5.5 million shares of Tellurian Investments Series A convertible preferred stock (the “Tellurian Investments Preferred Shares”) held by GE Oil & Gas, Inc. (“GE”) became convertible or exchangeable into either (i) one share of Tellurian common stock or (ii) one share of Tellurian Series B convertible preferred stock (the “Series B Preferred Stock”). The terms of the Series B Preferred Stock are generally similar to those of the Tellurian Investments Preferred Shares. On March 31, 2017, GE converted the Tellurian Investments Preferred Shares into an equal number of shares of Series B Preferred Stock. The Series B Preferred Stock is currently convertible into shares of Tellurian common stock on a one-for-one basis.

Development and Regulatory Events.

•

In February 2017, the DOE/FE issued an order authorizing Driftwood LNG to export up to 26 million tonnes per year of LNG to FTA countries, on its own behalf and as agent for others, for a term of 30 years. Driftwood LNG’s application for authority to export LNG to non-FTA countries is currently pending before the DOE/FE and is expected to be decided in the first quarter of 2018.

•

In March 2017, Driftwood LNG filed an application with FERC for authorization pursuant to Section 3 of the NGA to site, construct and operate the LNG Facilities, and Driftwood Pipeline simultaneously sought authorization pursuant to Section 7 of the NGA for authorization to construct and operate interstate natural gas pipeline facilities. Each requested that FERC issue an order approving the facilities by the first quarter of 2018.

•

Also in March 2017, the Driftwood Project submitted permit applications to the USACE under regulatory Section 404 of the Clean Water Act, and Sections 10 and 14 of the Rivers and Harbors Act for activities within the waters of the U.S. including dredging and wetland mitigation. Also submitted in March was the Title V and PSD air permit to the Louisiana Department of Environmental Quality under the Clean Air Act for air emissions relating to the Driftwood Project. The regulatory review and approval process for the USACE permit as well as the Title V and PSD permits is expected to be completed in March 2018, concluding the major environmental permitting for the Driftwood Project.

At-the-Market Program. In March 2017, Tellurian entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) pursuant to which Tellurian may sell shares of its common stock from time to time on the NASDAQ or any other market for the common stock in the U.S., through Credit Suisse acting as sales agent, for aggregate sales proceeds of up to $200 million.

Liquidity and Capital Resources

Capital Resources

The Company is currently funding the development of the Driftwood Project and general working capital needs through its cash on hand. Our current capital resources consist of approximately $186.8 million of cash and cash equivalents as of March 31, 2017 on a consolidated basis which primarily results from issuances of common and preferred stock, including the issuance of preferred stock to GE in November 2016 and the issuance of common stock to TOTAL in January 2017. Tellurian considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash or so near to their maturity that they present insignificant risk of changes in value.

Tellurian has access to the capital markets under the at-the-market program discussed above. The net proceeds from any sales of equity under the at-the-market program will be used for general corporate purposes and working capital. Pending the application of the net proceeds from any particular offering, we intend to invest such proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Successor (1)			Predecessor (1)
	Three months ended March 31,		Year ended December 31, 2016	Three months ended March 31, 2016
	2017	2016
Operating cash flows:
Cash used in Driftwood Project activities	$(29,108)	$—	$(30,675)	$—
Cash used for employee costs	(2,937)	(216)	(6,208)	(59)
Other net cash used in development activities	(9,644)	(476)	(13,547)	(43)

Cash used in operating activities	(41,689)	(692)	(50,430)	(102)

Investing cash flows:
Cash used in the acquisition of land, property and equipment	(573)	(9,039)	(10,716)	(175)
Other net cash provided by investing activities	322	—	210	—

Cash used in investing activities	(251)	(9,039)	(10,506)	(175)

Financing cash flows:
Private placements	—	30,308	59,015	—
Issuance of Tellurian Investments Preferred Shares(2)	—	—	25,000	—
Issuance of common shares to TOTAL	207,000	—	—	—
Issued under the Omnibus Plan	500	—	—	—
Offering costs	(135)	—	(1,681)	—

Cash provided by financing activities	207,365	30,308	82,334	—

Net increase (decrease) in cash	165,425	20,577	21,398	(277)
Cash and cash equivalents, beginning of the period	21,398	—	—	589

Cash and cash equivalents, end of the period	$186,823	$20,577	$21,398	$312

Net working capital (deficit)	$174,581	$16,576	$17	$(535)

(1)

On April 9, 2016, Tellurian Investments acquired Tellurian Services, formerly known as Parallax Services LLC (“Parallax Services”). Parallax Services was primarily engaged in general and administrative support services. Parallax Services (“Predecessor”) has been deemed to be the predecessor to Tellurian (“Successor”) for financial reporting purposes.

(2)	The Tellurian Investments Preferred Shares were exchanged in March 2017 for Series B Preferred Stock in a cashless exchange.

During the three months ended March 31, 2017, total cash used in operating activities amounted to $41.7 million, which included one-time payments of $12 million related to engineering, procurement and construction activities, $5 million of Merger-related expenses and $25 million of disbursements in the normal course of business.

Capital Development Activities

We are primarily engaged in developing the Driftwood Project, which will require significant amounts of capital and is subject to risks and delays in completion. Even if successfully completed, the project will not begin to operate and generate significant cash flows until at least several years from now, which management currently anticipates being 2022. Construction of the LNG terminal and pipeline facilities would begin after FERC issues an order granting the necessary authorizations under the NGA and once all required federal, state and local permits have been obtained. The Company expects to receive all regulatory approvals and commence construction in 2018, produce the first LNG in 2022 and achieve full operations in 2025. As a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct these LNG terminals, to bring them into operation on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.

Tellurian estimates construction costs of approximately $500 to $600 per tonne ($13 to $16 billion) for the Driftwood terminal and approximately $1.6 to $2.0 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies. We anticipate funding our more immediate liquidity requirements relative to the FEED studies and other developmental and general and administrative costs for the Driftwood Project through the use of cash from the completed equity issuances discussed above and future issuances of securities by us under our at-the-market program or pursuant to other equity offerings.

We currently expect that the long-term capital requirements for the Driftwood Project will be financed in part through project financing and proceeds from future debt and equity offerings. If these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on acceptable terms, if at all.

Results of Operations

The following table summarizes costs and expenses for the periods presented (in thousands):

	Successor			Predecessor
	Three months ended March 31,		Year ended December 31, 2016	Three months ended March 31, 2016
	2017	2016
Total revenue	$—	$—	$—	$31
Development expenses	21,589	2,753	47,215	52
General and administrative expenses	44,540	4,440	46,515	460
Goodwill impairment	77,592	—	—	—

Loss from operations	(143,721)	(7,193)	(93,730)	(481)

Gain (loss) on preferred stock exchange feature	2,209	—	(3,308)	—
Other income, net	163	—	217	—
Provision for income taxes	—	—	166	—

Net loss attributable to common shareholders	$(141,349)	$(7,193)	$(96,655)	$(481)

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Successor

The Company is primarily focused on LNG terminal and corporate development activities. Our consolidated net loss attributable to common stockholders was $141.3 million, or $0.92 per share (basic and diluted), in the three months ended March 31, 2017, compared to a net loss attributable to common stockholders of $7.2 million, or $0.16 per share (basic and diluted), in the three months ended March 31, 2016. This $134.2 million increase in net loss was primarily a result of (i) increased development expenses and general and administrative expenses discussed separately below and (ii) an impairment charge of $77.6 million related to goodwill that was initially recognized as a result of the Merger in February 2017. The increase in net loss attributable to common stockholders was partially offset by a gain of $2.2 million recognized in the first quarter of 2017 related to an exchange feature of the Tellurian Investments Preferred Shares that was recognized at fair value until the Merger Date.

Development expenses for the three months ended March 31, 2017 increased $18.8 million compared to the same period in 2016 due primarily to an increase in costs associated with the development of the Driftwood Project and regulatory filings of $14.2 million, with the remaining increase due primarily to additional related to a substantial increase in the number of employees between the comparative quarters.

General and administrative expenses during the three months ended March 31, 2017 increased $40.1 million compared to the same period in 2016 due primarily to (i) non-cash share-based payment charges of $17.8 million related to commercial development and management consulting contractors in the first quarter of 2017 which were not incurred in the first quarter of 2016 and (ii) an increase of non-cash share-based compensation for employees and directors of $14.3 million. The remaining increase was driven by an increase in salaries and benefits due to a substantial increase in the number of employees and an increase in corporate marketing and investor development activities.

Successor vs. Predecessor

General and administrative expenses during the three months ended March 31, 2017 for Tellurian (as “Successor”) were $44.1 million greater than the general and administrative expenses for Tellurian Services (formerly known as Parallax Services LLC, as “Predecessor”) during the three months ended March 31, 2016 due primarily to the share-based payment and stock compensation charges and the additional salary and benefits discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex judgments and assessments and is fundamental to our results of operations. We identified our most critical accounting estimates to be:

•	the likelihood of our projects entering the construction phase;

•	purchase price allocation for acquired businesses;

•	valuations of long-lived assets, including intangible assets and goodwill;

•	share-based compensation issued prior to the Merger; and

•	forecasting our effective income tax rate, including the realizability of deferred tax assets;

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our condensed consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in this report.

Accounting for LNG Development Activities

Because we have been in the preliminary stage of developing our LNG receiving terminals, substantially all of the costs to date related to such activities have been expensed. These costs primarily include professional fees associated with FEED work and obtaining an order from FERC authorizing construction of our terminals and other required permitting for the Driftwood Project and related natural gas pipelines.

The decision to capitalize costs involves estimating the probability of our LNG terminal projects entering the construction phase. Generally, we will begin capitalizing the costs of our LNG receiving terminals and related pipelines once the individual project meets the following criteria: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with FEED work, costs of securing necessary regulatory approvals, and other preliminary development activities related to our LNG receiving terminals and related pipelines.

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include land and lease option costs that are capitalized as property, plant and equipment and certain permits that are capitalized as intangible LNG assets. The costs of lease options are amortized over the life of the lease once obtained. If no lease is obtained, the costs are expensed.

Fair Value

When necessary or required by U.S. GAAP, we estimate the fair value of (i) long-lived assets for impairment testing, (ii) reporting units for goodwill impairment testing, (iii) assets acquired and liabilities assumed in business combinations and (iv) prior to the Merger, share-based compensation. When we are required to measure fair value and there is not a market-observable price for the asset or liability or a similar asset or liability, we use the cost, income, or market valuation approach depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of projected cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. The market approach is based on management’s best assumptions regarding prices and other relevant information from market transactions involving comparable assets. Such evaluations involve significant judgment and the results are based on expected future events or conditions, such as sales prices, estimates of future LNG production, development, construction and operating costs and the timing thereof, future net cash flows, economic and regulatory climates and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. We test goodwill for impairment annually during the fourth quarter, or more frequently as circumstances dictate. The first step in assessing whether an impairment of goodwill is necessary is an optional qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is greater than its carrying amount. If we conclude that it is more likely than not that the fair value of the reporting unit exceeds the related carrying amount, further testing is not necessary. If the qualitative assessment is not performed or indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is then recognized.

A lower fair value estimate in the future for our LNG terminal reporting unit could result in impairment of goodwill. Factors that could trigger a lower fair value estimate include significant negative industry or economic trends, cost increases, disruptions to our business and regulatory or political environment changes or other unanticipated events.

Share-Based Compensation

The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Through May 2016, Tellurian Investments determined the fair value of share-based compensation using the price paid for private placements of stock. Beginning in June 2016 and through the date of the Merger, the fair value of share-based compensation was determined through the use of a model which utilizes certain observable inputs such as the price of Magellan common stock at various points in time as well as unobservable inputs related to the weighted probabilities of certain Merger-related scenarios at each valuation date. Prior to the Merger, the Company’s method also considered a discount for the lack of marketability of Tellurian Investments common stock, which was determined through the use of commonly accepted methods. As the Company has only restricted shares outstanding related to unvested share-based compensation, awards issued after the Merger are based on the quoted market prices for Tellurian shares.

See Note 8, Share-Based Compensation, of our Notes to Condensed Consolidated Financial Statements for additional information regarding our share-based compensation.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the Condensed Consolidated Financial Statements. Deferred tax assets and liabilities are included in the Condensed Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes. A full valuation allowance equal to our net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our net deferred tax assets.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 14, Recent Accounting Standards, of our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the form of foreign currency exchange rate risk and equity price risk related to investments in marketable securities.

Foreign Currency Exchange Rate Risk

Cash is managed based on internal investment guidelines that emphasize liquidity and preservation of capital. We have limited activities in the United Kingdom, Singapore and Australia, and any funds held in such foreign currencies are for the purpose of managing payments in local currencies. The total cash held in foreign currencies, stated in U.S. dollars, was $0.6 million at March 31, 2017. The exchange rates between the U.S. dollar and rates for foreign currencies held in British pounds, Singapore dollars and Australian dollars have changed in recent periods and may fluctuate substantially in the future. A 10% change in the underlying exchange rates would result in a $0.06 million change in the fair value of our total cash held in foreign currencies.

Equity Price Risk

At March 31, 2017, the fair value of our investments in securities available for sale was $0.8 million. The securities were acquired in the Merger and consist of shares of UK Oil and Gas Investments, PLC (“UKOG”) which trade on the Alternative Investment Market of the London Stock Exchange (LSE: UKOG). We determined the fair value of our investment in UKOG based on UKOG’s closing stock price on March 31, 2017, of £0.013 per share (or $0.017). A 10% change in the underlying market price per share for this investment would result in a $0.08  million change in the fair value of our investment in UKOG.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Following the completion of the Merger, we have undertaken a variety of efforts to adapt our internal control over financial reporting to the nature and scope of our company following the Merger, including through the hiring of additional personnel with control responsibilities and expertise and the implementation and testing of new controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

See Note 15, Subsequent Events, of our Notes to the Condensed Consolidated Financial Statements for a discussion of the settlement of the litigation matter referred to as the Bonini-Kettlety lawsuit.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the supplemental disclosures relating to Tellurian included in Exhibit 99.1 to Tellurian’s Current Report on Form 8-K/A filed with the SEC on March 15, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2017, Tellurian entered into a Management Consulting Agreement with Market Development Consulting Group, Inc. (d/b/a MDC Group), a Wisconsin corporation (“MDC Group”), David E. Castaneda and Tellurian Services for the purpose of retaining MDC Group to provide consulting services to Tellurian Services (the “Castaneda Agreement”). In connection therewith, on March 8, 2017, Tellurian issued 200,000 shares of Tellurian common stock to Mr. Castaneda as the sole owner of MDC Group in consideration for services rendered under the Castaneda Agreement. Such shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, because, among other things, the issuance did not involve a public offering and the shares were acquired for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

On March 31, 2017, GE, the holder of all 5,467,851 Tellurian Investments Preferred Shares, exchanged those shares into an equal number of shares of Series B Preferred Stock pursuant to the terms of the Tellurian Investments Certificate of Incorporation. The terms of the Series B Preferred Stock are substantially similar to those of the Series A Preferred Stock except that the former was issued by the Company rather than by Tellurian Investments Inc. The Series B Preferred Stock is exchangeable at any time into shares of Tellurian common stock on a one-for-one basis, subject to anti-dilution adjustments in certain circumstances. The Series B Preferred Stock was issued pursuant to the exemptions from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act. The facts relied upon to make such exemption available include the following: (i) shares of the Series B Preferred Stock are restricted from transfer except pursuant to an effective registration statement under the Securities Act or an available exemption from such registration and (ii) the exchange was made by an existing security holder and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

ITEM 5. OTHER INFORMATION

Pre-emptive Rights Agreement

On May 10, 2017, Tellurian and TOTAL entered into a pre-emptive rights agreement pursuant to which TOTAL was granted a right to purchase its pro rata portion of any new equity securities that Tellurian may issue to a third party on the same terms and conditions as such equity securities are offered and sold to such party, subject to certain excepted offerings (the “Pre-emptive Rights Agreement”). Pursuant to the TOTAL SPA, the terms and conditions of the Pre-emptive Rights Agreement are similar to those contained in the pre-emptive rights agreement dated as of January 3, 2017, between Tellurian Investments and TOTAL, but the Pre-emptive Rights Agreement is subject to additional excepted offerings.

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended March 31, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

TOTAL and TOTAL S.A. have beneficial ownership of over 20% of Tellurian common stock. TOTAL has the right to designate for election one member of Tellurian’s board of directors, and Jean Jaylet is the current TOTAL designee. TOTAL will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 17, 2017, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2016 (the “TOTAL 2016 Annual Report”) regarding activities during 2016 that require disclosure under the ITRSHRA. The relevant disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the TOTAL 2016 Annual Report.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation of the Tellurian Inc.

3.2*	Certificate of Correction of Restated Certificate of Incorporation of Tellurian Inc.

3.3*	Certificate of Designations of Series B Convertible Preferred Stock of Tellurian Inc.

3.4*	Certificate of Correction to the Certificate of Designations of Series B Convertible Preferred Stock of Tellurian Inc.

3.5*	Amended and Restated Bylaws of Tellurian Inc.

10.1

Guaranty and Support Agreement, dated as of January 3, 2017, by and between Magellan Petroleum Corporation and TOTAL Delaware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017)

10.2

Voting Agreement, dated as of January 3, 2017, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., TOTAL Delaware, Inc., Charif Souki, the Souki Family 2016 Trust and Martin Houston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2017)

10.3

Pre-emptive Rights Agreement, dated as of January 3, 2017, by and between Tellurian Investments Inc. and TOTAL Delaware, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017)

10.4†	Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 10, 2017)

10.5†

Employment Agreement, dated as of February 9, 2017, by and between Tellurian Services LLC and Antoine Lafargue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.6†

Restricted Stock Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, dated as of February 13, 2017, by and between Tellurian Inc. and Antoine Lafargue (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.7†

Form of Restricted Stock Amendment Letter regarding the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.8†

Form of Notice of Grant and Restricted Stock Award Agreement pursuant to the 2016 Tellurian Investments Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.9†	Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.10†

Form of Stock Award Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2017)

10.11†	Form of Indemnification Agreement for directors of Tellurian Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2017)

Exhibit No.	Description

10.12*†	Form of Option Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.K. Employees)

10.13*†	Form of Restricted Stock Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees)

10.14*†	Form of Restricted Stock Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Singapore Employees)

10.15*	Pre-emptive Rights Agreement, dated as of May 10, 2017, by and between Tellurian Inc. and TOTAL Delaware, Inc.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date: May 10, 2017	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date: May 10, 2017	By:	/s/ Khaled Sharafeldin
Khaled Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.