Form 10-Q
period 2017-06-30
TELLURIAN INC. /DE/
filed 2017-08-09
CIK 61398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2017, the issuer had 210,909,739 shares of common stock outstanding.

TELLURIAN INC. AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended June 30, 2017

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

Bcf/d	Billion cubic feet per day
DOE/FE	U.S. Department of Energy, Office of Fossil Energy
FEED	Front-End Engineering and Design
FERC	U.S. Federal Energy Regulatory Commission
FTA countries	Countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
LNG	Liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
LSTK	Lump Sum Turnkey
Mtpa	Million tonnes per annum
NASDAQ	NASDAQ Capital Market
NGA	Natural Gas Act of 1938, as amended
Non-FTA countries	Countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
PSD	Prevention of Significant Deterioration
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
USACE	U.S. Army Corps of Engineers
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the U.S.

ORGANIZATIONAL STRUCTURE

Below is a simplified presentation of Tellurian Inc.’s organizational structure as of June 30, 2017 with references to the names of certain entities discussed in this quarterly report:

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$ 160,726	$ 21,398
Restricted cash	100	—
Securities available-for-sale	1,839	—
Accounts receivable	75	48
Accounts receivable due from related parties	2,753	1,333
Prepaid expenses and other current assets	2,124	1,964

Total current assets	167,617	24,743

Non-current restricted cash	375	—
Property, plant and equipment, net	25,374	10,993
Goodwill	1,190	1,190
Note receivable due from related party	251	251
Other non-current assets	2,206	1,901

Total assets	$ 197,013	$ 39,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 18,870	$ 24,403
Accounts payable due to related parties	323	323

Total current liabilities	19,193	24,726

Embedded derivative	—	8,753

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series A convertible preferred stock: par value $0.001 per share; zero and 5.5 million shares authorized and issued, respectively	—	5
Common stock: par value $0.01 and $0.001 per share, respectively; 300 million shares and 200 million shares authorized, respectively; 211.5 million shares and 109.6 million shares issued, respectively	1,933	101
Treasury stock: 1.2 million and zero shares, respectively, at cost	(399)	—
Additional paid-in capital	445,880	102,148
Accumulated other comprehensive income	933	—
Accumulated deficit	(270,527)	(96,655)

Total stockholders’ equity	177,820	5,599

Total liabilities and stockholders’ equity	$ 197,013	$ 39,078

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		Nine Days Ended April 9, 2016	For the period from January 1, 2016 through April 9, 2016
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—	$—	$—
Revenue, related party	—	—	—	—	—	31

Total revenue	—	—	—	—	—	31

Costs and expenses:
Development expenses	14,616	11,752	36,205	14,505	—	52
General and administrative	18,283	4,764	62,823	9,204	157	617
Goodwill impairment	—	—	77,592	—	—	—

Total costs and expenses	32,899	16,516	176,620	23,709	157	669

Loss from operations	(32,899)	(16,516)	(176,620)	(23,709)	(157)	(638)

Gain on preferred stock exchange feature	—	—	2,209	—	—	—
Other income, net	376	69	539	69	—	—

Loss before income taxes	(32,523)	(16,447)	(173,872)	(23,640)	(157)	(638)
Provision for income taxes	—	170	—	170	—	—

Net loss attributable to common stockholders	$(32,523)	$(16,277)	$(173,872)	$(23,470)	$(157)	$(638)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.15)	$(1.18)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	186,102	109,967	146,756	65,714

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Convertible Preferred Stock

	Shares	Par Value Amount	Shares	Cost	Shares	Par Value Amount	Additional Paid-in Capital	Accum. Other Comp. Income	Accum. Deficit	Total Stockholders’ Equity
Balance, January 1, 2016 (Successor)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Common stock issued for acquisition	500	1	—	—	—	—	999	—	—	1,000
Issuance of common stock	84,856	84	—	—	—	—	36,290	—	—	36,374
Restricted stock awards	1,500	—	—	—	—	—	—	—	—	—
Share-based compensation	1,775	2	—	—	—	—	5,123	—	—	5,125
Net loss	—	—	—	—	—	—	—	—	(23,470)	(23,470)

Balance, June 30, 2016 (Successor)	88,631	$87	—	$—	—	$—	$42,412	$—	$(23,470)	$19,029

Balance, January 1, 2017 (Successor)	109,609	$101	—	$—	5,468	$5	$102,148	$—	$(96,655)	$5,599
Merger adjustments	51,540	1,390	(1,209)	—	—	—	86,533	—	—	87,923
Share-based compensation	909	9	—	—	—	—	15,552	—	—	15,561
Issuance of common stock	35,838	358	—	—	—	—	211,619	—	—	211,977
Restricted stock awards	6,397	3	—	—	—	—	2,386	—	—	2,389
Share-based payments	1,700	17	—	—	—	—	21,148	—	—	21,165
Reclass of embedded derivative	—	—	—	—	—	—	6,544	—	—	6,544
Treasury stock	—	—	(28)	(399)	—	—	—	—	—	(399)
Exchange from Series A preferred stock	—	—	—	—	(5,468)	(5)	—	—	—	(5)
Exchange to Series B preferred stock	—	—	—	—	5,468	55	(50)	—	—	5
Exchange from Series B to common stock	5,468	55	—	—	(5,468)	(55)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	933	—	933
Net loss	—	—	—	—	—	—	—	—	(173,872)	(173,872)

Balance, June 30, 2017 (Successor)	211,461	$1,933	(1,237)	$(399)	—	$—	$445,880	$933	$(270,527)	$177,820

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Six Months Ended June 30,		For the period from January 1, 2016 through April 9, 2016
	2017	2016
Cash flows from operating activities:
Net loss	$(173,872)	$(23,470)	$(638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	139	24	8
Goodwill impairment	77,592	—	—
Loss on disposal of assets	—	37	3
Provision for income tax benefit	—	(170)	—
Gain on Series A convertible preferred stock exchange feature	(2,209)	—	—
Share-based compensation	17,951	5,125	—
Share-based payments	19,397	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8)	(113)	1
Accounts receivable due from related parties	(1,819)	(230)	(32)
Prepaid expenses and other current assets	(86)	(1,036)	13
Accounts payable and accrued liabilities	(8,884)	4,886	281
Accounts payable due to related parties	—	(14)	253
Other, net	(292)	(601)	—

Net cash used in operating activities	(72,091)	(15,562)	(111)

Cash flows from investing activities:
Cash received in acquisition	56	210	—
Purchase of property - land	—	(8,491)	—
Purchase of property and equipment	(905)	(623)	(268)
Proceeds from sale of available-for-sale securities	266	—	—

Net cash used in investing activities	(583)	(8,904)	(268)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	212,477	36,857	—

Net cash provided by financing activities	212,477	36,857	—

Net increase (decrease) in cash, cash equivalents and restricted cash	139,803	12,391	(379)
Cash, cash equivalents and restricted cash, beginning of period	21,398	—	589

Cash, cash equivalents and restricted cash, end of period	$161,201	$12,391	$210

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

Tellurian plans to own, develop and operate natural gas related infrastructure and complementary business lines in the energy industry and to deliver natural gas products and services to customers worldwide. Tellurian is developing an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in Southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”).

The accompanying unaudited Condensed Consolidated Financial Statements of Tellurian as of and for the period ended June 30, 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

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

Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2017.

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

The total consideration exchanged was as follows (in thousands, except share and per-share amounts):

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Number of shares of Magellan common stock outstanding (1)	5,985,042
Price per share of Magellan common stock (2)	$14.21

Aggregate value of Tellurian common stock issued		$85,048
Fair value of stock options (3)		2,821

Net purchase consideration to be allocated		$87,869

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

We utilized estimated fair values at the Merger Date for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction was as follows (in thousands):

Fair Value of Assets Acquired:
Cash	$56
Securities available-for-sale	1,111
Other current assets	93
Unproved properties	13,000
Wells in progress	332
Land, buildings and equipment, net	67
Other long-term assets	19

Total assets acquired	14,678
Fair Value of Liabilities Assumed:
Accounts payable and other liabilities	4,393
Notes payable	8

Total liabilities assumed	4,401

Total net assets acquired	10,277

Goodwill as a result of the Merger	$77,592

We valued our interests acquired in unproved oil and gas properties using a market approach based on commercial negotiations and bids received for the interests (see Note 7, Property, Plant and Equipment, for more information about the properties). The fair value of other property, plant and equipment and wells in progress was determined to be the carrying value of Magellan. Securities available-for-sale were valued based on quoted market prices. The carrying values of cash, other current assets, accounts payable and accrued liabilities and other non-current assets and liabilities approximated fair value at the Merger Date. The Company has determined that such fair value measures for the overall allocation are classified as Level 3 in the fair value hierarchy.

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

Parallax Services Acquisition

On April 9, 2016, Tellurian Investments acquired Parallax Services, which was renamed Tellurian Services, with equity consideration valued at $1 million. The transaction was accounted for using the acquisition method. As of June 30, 2017, goodwill of $1.2 million on our Condensed Consolidated Balance Sheet was entirely related to the acquisition of Parallax Services.

Pro Forma Results

The following table provides unaudited pro forma results for the three and six months ended June 30, 2017 and 2016, as if the Merger occurred and Parallax Services had been acquired as of January 1, 2016 (in thousands, except per-share amounts):

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Pro forma net loss	$(32,523)	$(15,174)	$(177,614)	$(34,212)

Pro forma net loss per basic share	$(0.17)	$(0.13)	$(1.20)	$(0.47)

Pro forma basic and diluted weighted average common shares outstanding	186,127	116,477	148,236	72,224

The unaudited pro forma results include adjustments for the historical net loss of Magellan and Parallax Services as well as an increase in compensation expense associated with the addition of three new directors. The pro forma information is provided for informational purposes only and is not necessarily indicative of what Tellurian’s results of operation would have been if the Merger and acquisition of Parallax Services had occurred on January 1, 2016. Following the Merger Date, $0.6 million of net loss related to the acquired activities have been included in our Condensed Consolidated Financial Statements.

NOTE 3 — NON-CURRENT RESTRICTED CASH

Restricted cash represents a long-term certificate of deposit securing a letter of credit issued in the amount of $375 thousand required as part of our Houston, Texas office lease. The letter of credit renews annually unless the issuing bank provides 30 days’ written notice to the beneficiary.

NOTE 4 — PREPAID AND OTHER CURRENT AND NON-CURRENT ASSETS

The components of prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Deposits related to marketing activities	$146	$968
Insurance	661	67
Prepaid rent	631	315
Other	686	614

Total prepaid expenses and current assets	$2,124	$1,964

The components of other non-current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Lease and purchase options	$2,114	$1,345
Deposits related to marketing activities	—	551
Other	92	5

Total other non-current assets	$2,206	$1,901

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Deposits Related to Marketing Activities

Tellurian has made advances to trade conferences and similar events for networking, marketing and public relations in the ordinary course of its development activities. These deferred costs relate primarily to conference fees, travel accommodations and similar event-specific arrangements, which are required to be paid in advance. General marketing and advertising costs not associated with specific events currently are expensed, and costs that are event-specific are deferred and expensed when the event occurs.

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

Office Leases

The Company holds a ten-year lease for its corporate headquarters located in Houston, Texas as well as leases for other offices in the U.S., London and Singapore. The leases are accounted for as operating leases, with rental payments accounted for using the straight-line method. Where payments exceed or are less than the amount of rent expense recognized, prepaid rent or deferred rent payable, respectively, is recognized on the Condensed Consolidated Balance Sheets.

NOTE 5 — CAPITAL DEVELOPMENT ACTIVITIES

Pursuant to the technical services agreement entered into in February 2016, Tellurian engaged Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under a request for services (“RFS”) to begin certain detailed engineering services in July 2017, with the anticipated completion of such detailed engineering services upon Bechtel’s receipt of a notice to proceed from the Company on an LSTK contract. The LSTK contract is currently under negotiation; however, amounts incurred under the RFS will be fully credited against the LSTK contract. The RFS may be canceled by either party with 30 days’ written notice.

NOTE 6 — RELATED PARTIES

Accounts Receivable and Payable with Related Parties

Tellurian’s accounts receivable due from related parties primarily consist of indemnities and amounts due from employees who received share-based compensation. The Company will withhold amounts from wages if the tax liability with respect to such share-based compensation is not paid directly by the employees. The accounts payable due to related parties pertains to agreements with entities which are partially owned by Mr. Martin Houston, a major shareholder and Vice Chairman of the Company.

Non-current Note Receivable Due from Related Party

Prior to the acquisition of Tellurian Services, Tellurian Services issued an interest-free $251 thousand note receivable to Mr. Houston. The note was used to provide the collateral required to secure a personal $500 thousand line of credit as part of a covenant related to the lease of our corporate headquarters located in Houston, Texas.

Other

During the three and six months ended June 30, 2017, the Company incurred $116 thousand and $650 thousand, respectively, in legal fees to a law firm for advice associated with the Bonini-Kettlety lawsuit, described in Note 8, Commitments and Contingencies. The suit was settled in April 2017. A member of our board of directors is a partner at such law firm.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of fixed assets and oil and gas properties, as shown below (in thousands):

	June 30, 2017	December 31, 2016
Fixed Assets
Land	$ 9,491	$ 9,491
Buildings	549	549
Leasehold improvements	1,774	602
Computer, office equipment and fixtures	436	420
Accumulated depreciation	(208)	(69)

Total fixed assets, net	12,042	10,993

Oil and Gas Properties
Unproved	13,000	—
Wells in progress	332	—

Total oil and gas properties	13,332	—

Total property, plant and equipment, net	$ 25,374	$ 10,993

Property, plant and equipment is depreciated using the straight-line depreciation method. Depreciation expense of $79 thousand and $139 thousand for the three and six months ended June 30, 2017, respectively, and $24 thousand for the three and six months ended June 30, 2016, respectively, is recorded within development expenses on the Condensed Consolidated Statement of Operations.

In February 2017, in connection with the Merger, the Company acquired interests in certain oil and gas properties. Unproved properties consist of oil and gas interests in the Weald Basin, United Kingdom and the Timor Sea, Australia. In the United Kingdom, Tellurian holds non-operating interests in two licenses which expire in June and September 2021. In Australia, Tellurian holds an operating interest in an exploration permit due to expire on November 12, 2017. At this time, the Company is considering applying for an extension of the exploration permit to the appropriate Australian regulatory authorities. There is no production and there are no reserves currently associated with any of our licenses. Accordingly, there is no depletion associated with them for the three and six months ended June 30, 2017.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

In May 2016, Simon Bonini and Paul Kettlety (collectively, the “Plaintiffs”) filed a lawsuit against Tellurian Investments and Tellurian Services, along with each of Messrs. Martin Houston and Christopher Daniels and certain entities in which each of Messrs. Houston and Daniels own membership interests, as applicable (collectively, the “Defendants”), in the District Court of Harris County, Texas, alleging among other things, breach of contract, promissory estoppel, quantum meruit, fraud/fraudulent concealment, negligent misrepresentation, breach of fiduciary duty, usurpation/diversion of corporate opportunity, conversion, civil conspiracy and implied partnership. The Plaintiffs sought damages in excess of $168 million.

In April 2017, the Defendants entered into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Plaintiffs and the Plaintiffs’ counsel, Schiffer Odom Hicks & Johnson, PLLC, a Texas professional limited liability company (“Schiffer Odom”), in connection with the lawsuit. Pursuant to the Settlement Agreement, among other things, (i) Mr. Houston agreed to transfer a total of 2,000,000 shares of Tellurian common stock owned by Mr. Houston (the “Transferred Shares”) to the Plaintiffs and Schiffer Odom, comprised of 825,000 shares to each of the Plaintiffs and 350,000 shares to Schiffer Odom, (ii) the Company agreed to file a prospectus supplement with respect to the resales of the Transferred Shares by the Plaintiffs and Schiffer Odom and (iii) the Plaintiffs released all claims against the Defendants. Also in April 2017, Mr. Houston transferred the Transferred Shares to the Plaintiffs and Schiffer Odom, and the Company filed a prospectus supplement with respect to the resales of the Transferred Shares by the Plaintiffs and Schiffer Odom.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

NOTE 9 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Front-end engineering and design	$776	$12,549
Payroll and compensation	10,507	6,311
Professional services (e.g., legal, audit)	2,736	2,323
Other	4,851	3,220

Total accounts payable and accrued liabilities	$18,870	$24,403

In February 2016, Tellurian engaged Bechtel to perform a FEED study for the Driftwood terminal, and in June 2016, Tellurian engaged Bechtel to perform a FEED study for the Driftwood pipeline. Accounts payable and accrued liabilities for FEED costs relate primarily to our contracts for FEED services with Bechtel as well as subcontractors working on the project. The FEED studies for the Driftwood pipeline and the Driftwood terminal were completed in March 2017 and June 2017, respectively.

NOTE 10 — SHARE-BASED COMPENSATION

Tellurian has granted fully vested and restricted stock to employees, outside directors, and a consultant under the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (the “Legacy Plan”) and the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, as amended (the “Omnibus Plan”). At a special meeting of stockholders on February 9, 2017, Magellan stockholders approved the Omnibus Plan, which replaced the Legacy Plan. No further awards can be made under the Legacy Plan.

The maximum number of shares of Tellurian common stock authorized for issuance under the Omnibus Plan is 40 million shares of common stock. During any calendar year, no employee may be granted more than 10 million shares of Tellurian common stock, or with respect to a grant of cash, an amount equal to the value of 10 million shares of Tellurian common stock at the time of settlement. As of June 30, 2017, 5.5 million shares have been granted under the Omnibus Plan, and 14.9 million shares were granted under the Legacy Plan.

During the three and six months ended June 30, 2017, the Company granted certain awards without vesting conditions, while most awards granted are subject to performance and service-based vesting conditions. Most of the performance-based awards vest based on a final investment decision by the Company’s board of directors, as defined in the award agreements. A portion of the performance awards vest based on the achievement of certain project development activities.

During the three months ended June 30, 2017, the weighted average grant date fair value per share was $11.85 per share, and the total grant date fair value was $19.3 million. For the three and six months ended June 30, 2017, Tellurian recognized $0.4 million and $18 million, respectively, as stock-based compensation expense for employees and directors, $2 million of which was issued in settlement of bonuses accrued at December 31, 2016. For the three and six months ended June 30, 2016, Tellurian recognized $1.6 million and $5.1 million, respectively, as stock-based compensation expense for employees and directors.

NOTE 11 — SHARE-BASED PAYMENTS

For the three and six months ended June 30, 2017, Tellurian recognized $1.6 million and $19.4 million, respectively, as share-based expense for vendors.

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

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

In March 2017, the Company’s board of directors approved the issuance of 1 million shares that were purchased at a discount by a commercial development consultant under the Omnibus Plan. The terms of the share purchase agreement did not contain performance obligations or similar vesting provisions; accordingly, the full amount of $11.4 million, representing the aggregate difference between the purchase price of $0.50 per share and the fair value on the date of issuance of $11.88 per share, was recognized on the date of the share purchase and has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Also in March 2017, the Company issued 200,000 shares under a management consulting arrangement for specified services from March 2017 through May 2017. The services were valued at $11.34 per share on the date of issuance. The total cost of $2.3 million was amortized to general and administrative expenses on a straight-line basis over the three-month service period in the Condensed Consolidated Statements of Operations.

NOTE 12 — INCOME TAXES

As of June 30, 2017, the Company has net operating loss (“NOL”) carryforwards for federal, state and international income tax reporting purposes. The Company has established a full valuation allowance against its NOLs and has not recorded a net liability for federal, state and international income taxes in any of the periods included in the accompanying financial statements. Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and December 31, 2016 include no income tax benefits.

Section 382 of the Internal Revenue Code (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its NOL carryforwards, tax credits, and certain built-in-losses or deductions existing as of the date of an ownership change. Prior to the Merger, Magellan had NOL carryforwards available to reduce U.S. federal and state taxable income in future tax years. The Company performed a section 382 ownership change analysis for Magellan to determine if there were any Section 382 limitations on the utilization of Magellan’s pre-merger NOLs. Based on this analysis, the Company has determined that the Magellan pre-merger NOL carryforwards are subject to annual Section 382 limitations. Because of these limitations, it is expected that the vast majority of Magellan’s NOL carryforwards generated prior to the Merger will expire unused.

We will continue to monitor activity in the Company’s shares which could cause an ownership change. If the Company experiences a Section 382 ownership change, it could further affect our ability to utilize our existing NOL carryforwards.

The Company remains subject to periodic audits and reviews by taxing authorities; however, we do not expect that these audits will have a material effect on the Company’s tax provision. Magellan’s federal tax returns for the years after June 30, 2013 remain open for examination. Tax authorities may review and adjust NOL carryforwards that were generated prior to these periods if utilized in an open tax year.

NOTE 13 — STOCKHOLDERS’ EQUITY

At-the-Market Program

The Company maintains an at-the-market equity offering program pursuant to which Tellurian may sell shares of its common stock from time to time on the NASDAQ or any other market for the common stock in the U.S., through Credit Suisse Securities (USA) LLC acting as sales agent, for aggregate sales proceeds of up to $200 million. For the three months ended June 30, 2017, the Company issued 0.5 million shares of common stock under this program, for proceeds of $5.1 million, net of $0.1 million in fees and commissions. There were no issuances under this program in the first quarter of 2017.

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

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

In May 2017, Tellurian and TOTAL entered into a pre-emptive rights agreement pursuant to which TOTAL was granted a right to purchase its pro rata portion of any new equity securities that Tellurian may issue to a third party on the same terms and conditions as such equity securities are offered and sold to such party, subject to certain excepted offerings (the “Pre-emptive Rights Agreement”). Pursuant to the common stock purchase agreement dated as of December 19, 2016, between Tellurian Investments and TOTAL, the terms and conditions of the Pre-emptive Rights Agreement are similar to those contained in the pre-emptive rights agreement dated as of January 3, 2017, between Tellurian Investments and TOTAL, but the Pre-emptive Rights Agreement is subject to additional excepted offerings.

Tellurian Preferred Stock

In March 2017, GE Oil & Gas, Inc. (now known as GE Oil & Gas, LLC) (“GE”), as the holder of all 5.5 million outstanding shares of Tellurian Investments Series A convertible preferred stock (the “Tellurian Investments Preferred Shares”), exchanged those shares into an equal number of shares of Tellurian Inc. Series B convertible preferred stock (the “Series B Preferred Stock”) pursuant to the terms of the Tellurian Investments Certificate of Incorporation (the “Preferred Share Exchange”). The terms of the Series B Preferred Stock were substantially similar to those of the Tellurian Investments Preferred Shares. The Series B Preferred Stock were exchangeable at any time into shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments in certain circumstances. In June 2017, GE, as the holder of all 5.5 million outstanding shares of Series B Preferred Stock exercised its right to convert all such shares of Series B Preferred Stock into 5.5 million shares of Tellurian common stock pursuant to and in accordance with the terms of the Series B Preferred Stock.

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

The following table summarizes the changes in fair value for the embedded derivative (in thousands):

	February 10, 2017	December 31, 2016
Fair value at the beginning of period and initial fair value, respectively	$8,753	$5,445
(Gain) loss on exchange feature	(2,209)	3,308

Fair value at the end of the period and year, respectively	$6,544	$8,753

NOTE 14 — NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted loss per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(32,523)	$(16,277)	$(173,872)	$(23,470)

Basic weighted average common shares outstanding	186,102	109,967	146,756	65,714

Loss per share:
Basic and diluted	$(0.17)	$(0.15)	$(1.18)	$(0.36)

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. As of June 30, 2017 and 2016, the effect of 18.3 million and 2.0 million, respectively, of unvested restricted stock awards that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

NOTE 15 — OTHER COMPREHENSIVE LOSS

The following table is a reconciliation of our net loss to our comprehensive loss for the periods shown (in thousands):

	Successor				Predecessor

	Three Months Ended June 30,		Six Months Ended June 30,		Nine Days Ended April 9,	Period Ended April 9,

	2017	2016	2017	2016	2016	2016

Net loss	$(32,523)	$(16,277)	$(173,872)	$(23,470)	$(157)	$(638)
Other comprehensive income items:
Unrealized holding gain on securities available-for-sale	993	—	933	—	—	—

Comprehensive loss	$(31,530)	$(16,277)	$(172,939)	$(23,470)	$(157)	$(638)

NOTE 16 — ADDITIONAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	As of the Six Months Ended June 30,
	2017	2016
Property, plant and equipment non-cash accruals	$217	$128
Land acquisition non-cash accruals	—	1,000
Equity offering cost accrual	—	483

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	As of the Six Months Ended June 30,
	2017	2016
Cash and cash equivalents	$160,726	$12,391
Restricted cash, current	100	—
Non-current restricted cash	375	—

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$161,201	$12,391

NOTE 17 — RECENT ACCOUNTING STANDARDS

The following table provides a description of recent accounting standards that had not been adopted by the Company as of June 30, 2017:

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

		January 1, 2018	The implementation of this new standard will not affect the amounts shown in our Condensed Consolidated Financial Statements and related disclosures as the Company has no revenues.
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
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

This update clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when an integrated set of assets or activities is not a business.

		January 1, 2017	The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements or disclosures.
ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

This update eliminated Step 2 from the goodwill impairment test. Step 2 required entities to compute the implied fair value of goodwill if it was determined that the carrying amount of a reporting unit exceed its fair value. The goodwill impairment test now consists of comparing the fair value of a reporting unit with its carrying amount, and a company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

		January 1, 2017	The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements or disclosures.

TELLURIAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(unaudited)

Standard	Description	Date of Adoption	Effect on our Condensed Consolidated Financial Statements or Other Significant Matters
ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting

This update clarifies what changes to the terms and conditions of share-based awards require an entity to apply modification accounting. Modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.

		April 1, 2017	The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements or disclosures.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash	This update requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.	April 1, 2017	The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements or disclosures.

NOTE 18 — SUBSEQUENT EVENTS

At-the-Market Program

Subsequent to June 30, 2017, the Company issued 0.5 million shares of common stock under its at-the-market equity offering program for proceeds of $5.2 million, net of $0.2 million in fees and commissions.

Seismic Survey

On March 31, 2017, the Company executed an Operations Services Agreement (the “OSA”) with Santos Offshore Pty Ltd (“Santos”). The OSA provides for Santos to perform certain services on behalf of the Company associated with the Company’s exploration permit for our offshore block in Australia. On June 28, 2017, the Company executed a Cost Sharing Agreement (the “CSA”), with Santos and Origin Energy Resources Limited (“Origin”). The CSA provides the basis upon which costs and expenses will be shared among the Company, Santos and Origin for a 3-D seismic survey to be shot over our offshore block.

Pursuant to the OSA and CSA, with the Company’s consent, Santos applied for regulatory approval, designed the seismic survey and engaged a contractor to perform the work. In July 2017, Santos informed the Company that Santos was unable to obtain regulatory approval and canceled the seismic survey. While the Company remains a party to the OSA and CSA, we are not currently committed to make any further expenditures under any agreement, but remain liable for amounts due under the OSA and CSA pertaining to the canceled portion of the survey. We are currently assessing the amounts due, if any, for our portion of the canceled seismic survey. Our estimate is dependent upon information to be gathered between Santos, as the operator, and the seismic contractor.

Litigation

In July 2017, Tellurian Investments, Driftwood LNG, Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas between Cheniere Energy, Inc. and one of its affiliates, on the one hand (collectively, “Cheniere”), and Parallax Enterprises and certain of its affiliates (not including Parallax Services, n/k/a Tellurian Services) on the other hand (collectively, “Parallax”). Cheniere alleges that it entered into a note and a pledge agreement with Parallax. Cheniere claims that Tellurian Investments and Driftwood LNG tortiously interfered with the note and pledge agreement. We believe that Cheniere’s claims against Tellurian Investments and Driftwood LNG are without merit and do not expect the resolution of the suit to have a material effect on our results of operation or financial condition. As of the date of this filing, neither Tellurian Investments nor Driftwood LNG has been served in this action.

Securities Available-for-sale

Subsequent to June 30, 2017, the Company sold all of the securities available-for-sale, which were acquired in the Merger, for net proceeds of $4.3 million.

Non-current Note Receivable Due from Related Party

On July 28, 2017, the $251 thousand non-current note receivable due from a related party was repaid in full and the demand note evidencing the receivable was canceled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Information About Forward-Looking Statements

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

•	our businesses and prospects;

•	planned or estimated capital expenditures;

•	availability of liquidity and capital resources;

•	our ability to obtain additional financing as needed;

•	revenues, expenses and projected cash burn rates;

•	progress in developing Tellurian’s principal project and the timing of that progress;

•	future values of that project or other interests or rights that Tellurian holds; and

•	government regulations, including our ability to obtain necessary governmental permits and approvals.

Our forward-looking statements are based on assumptions and analysis made by us in light of our experience, and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas;

•	risks related to shortages of LNG vessels worldwide;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident involving an LNG carrier;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects or otherwise continue as a going concern;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	development risks, operational hazards and regulatory approvals; and

•	risks and uncertainties associated with litigation matters.

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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:

•	Our Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Capital Development Activities

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Our Business

Tellurian intends to create value for shareholders by developing low-cost natural gas related infrastructure, profitably delivering natural gas to customers worldwide and pursuing value-enhancing, complementary business lines in the energy industry. Tellurian owns all of the common stock of Tellurian Investments, which indirectly owns a 100% ownership interest in each of Driftwood LNG LLC, a Delaware limited liability company (“Driftwood LNG”), and Driftwood Pipeline LLC, a Delaware limited liability company (“Driftwood Pipeline”), and directly owns a 100% membership interest in Tellurian Services LLC, a Delaware limited liability company (“Tellurian Services”).

Tellurian plans to own, develop and operate natural gas liquefaction facilities, storage facilities and loading terminals and is developing an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in Southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”). The proposed Driftwood Project will have a liquefaction capacity of approximately 26 mtpa, situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed terminal facility will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths. In February 2016, Tellurian engaged Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) to perform a FEED study for the Driftwood terminal, which was completed in June 2017. Based on such FEED study, Tellurian estimates construction costs for the Driftwood terminal of approximately $500 to $600 per mtpa ($13 to $16 billion) before owners’ costs, financing costs and contingencies.

Tellurian is developing the proposed Driftwood pipeline, a new 96-mile large diameter pipeline which will interconnect with 13 existing interstate pipelines throughout Southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch, 36-inch and 30-inch diameter pipeline segments and three compressor stations totaling approximately 270,000 horsepower, all as necessary to provide approximately 4.0 Bcf/d of average daily gas transportation service. In June 2016, Tellurian engaged Bechtel to perform a FEED study for the Driftwood pipeline, which was completed in March 2017. Based on such FEED study, Tellurian estimates construction costs for the Driftwood pipeline of approximately $1.6 to $2.0 billion before owners’ costs, financing costs and contingencies.

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

•

Each of the approximately 5.5 million shares of Tellurian Investments Series A convertible preferred stock (the “Tellurian Investments Preferred Shares”) held by GE Oil & Gas, Inc. (now known as GE Oil & Gas, LLC) (“GE”) became convertible or exchangeable into either (i) one share of Tellurian common stock or (ii) one share of Tellurian Series B convertible preferred stock (the “Series B Preferred Stock”). The terms of the Series B Preferred Stock are generally similar to those of the Tellurian Investments Preferred Shares.

Development and Regulatory Events.

•

In February 2017, the DOE/FE issued an order authorizing Driftwood LNG to export up to 26 mtpa of LNG to FTA countries, on its own behalf and as agent for others, for a term of 30 years. Driftwood LNG’s application for authority to export LNG to non-FTA countries is currently pending before the DOE/FE and is expected to be decided in the first quarter of 2018.

•

In March 2017, Driftwood LNG filed an application with FERC for authorization pursuant to Section 3 of the NGA to site, construct and operate the Driftwood terminal, and Driftwood Pipeline simultaneously sought authorization pursuant to Section 7 of the NGA for authorization to construct and operate interstate natural gas pipeline facilities. Each requested that FERC issue an order approving the facilities by the first quarter of 2018.

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

•	The FEED studies for the Driftwood pipeline and the Driftwood terminal were completed in March 2017 and June 2017, respectively.

•

Pursuant to the technical services agreement entered into in February 2016, Tellurian engaged Bechtel under a request for services (“RFS”) to begin certain detailed engineering services in July 2017, with the anticipated completion upon Bechtel’s receipt of a notice to proceed from the Company on an LSTK contract. The LSTK contract is currently under negotiation; however, amounts incurred under the RFS will be fully credited against the LSTK contract. The RFS may be canceled by either party with 30 days’ written notice.

At-the-Market Program. In March 2017, Tellurian entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) pursuant to which Tellurian may sell shares of its common stock from time to time on the NASDAQ or any other market for the common stock in the U.S., through Credit Suisse acting as sales agent, for aggregate sales proceeds of up to $200 million. Through the filing date of this report, the Company has issued 1.0 million shares of common stock under this program for proceeds of $10.3 million, net of $0.3 million in fees and commissions.

Conversion of Preferred Stock. In March 2017, GE exchanged the Tellurian Investments Preferred Shares into an equal number of shares of Series B Preferred Stock. The Series B Preferred Stock was convertible into shares of Tellurian common stock on a one-for-one basis. In June 2017, GE exercised its right to exchange such shares into 5.5 million shares of Tellurian common stock. Tellurian and GE also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company granted to GE certain registration rights with respect to the shares of Tellurian common stock. Pursuant to the terms of the Registration Rights Agreement, and subject to the limitations contained therein, the Company has agreed to use its reasonable best efforts to prepare and file with the Securities and Exchange Commission a Registration Statement registering the offering and sale of all but not less than all of the Registrable Securities (as defined in the Registration Rights Agreement) upon demand, and has agreed to provide GE certain additional piggyback registration rights. In the Registration Rights Agreement, the Company has agreed to indemnify GE and its affiliates for certain liabilities, including liabilities arising under the Securities Act.

Liquidity and Capital Resources

Capital Resources

The Company is currently funding the development of the Driftwood Project and general working capital needs through its cash on hand. Our current capital resources consist of approximately $160.7 million of cash and cash equivalents as of June 30, 2017 on a consolidated basis, which primarily results from issuances of common and preferred stock, including the issuance of preferred stock to GE in November 2016 and the issuance of common stock to TOTAL in January 2017. Tellurian considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash or so near to their maturity that they present insignificant risk of changes in value.

Tellurian has access to the capital markets under the at-the-market program discussed above. The net proceeds from any sales of equity under the at-the-market program will be used for general corporate purposes and working capital. Pending the application of the net proceeds from any particular offering, we intend to invest such proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through the filing date of this report, the Company has issued 1.0 million shares of common stock under this program for proceeds of $10.3 million, net of $0.3 million in fees and commissions.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Successor [1]			Predecessor [1]
	Six Months Ended June 30,		Year Ended December 31, 2016	For the Period from January 1, 2016 through April 9, 2016
	2017	2016
Operating cash flows:
Cash used in Driftwood Project activities	$(41,403)	$(9,922)	$(30,675)	$—
Cash used for employee costs	(10,809)	(1,019)	(6,208)	(64)
Other net cash used in development activities	(19,879)	(4,621)	(13,547)	(47)

Cash used in operating activities	(72,091)	(15,562)	(50,430)	(111)

Investing cash flows:
Cash used in the acquisition of property, plant and equipment	(905)	(9,114)	(10,716)	(268)
Other net cash provided by investing activities	322	210	210	—

Cash used in investing activities	(583)	(8,904)	(10,506)	(268)

Financing cash flows:
Private placements	—	37,887	59,015	—
Issuance of Tellurian Investments Preferred Shares(2)	—	—	25,000	—
Issuance of common shares to TOTAL	207,000	—	—	—
Issued under Omnibus Plan(3)	500	—	—	—
Issued under at-the-market program	5,296	—	—	—
Offering costs	(319)	(1,030)	(1,681)	—

Cash provided by financing activities	212,477	36,857	82,334	—

Net increase (decrease) in cash, cash equivalents and restricted cash	139,803	12,391	21,398	(379)
Cash, cash equivalents and restricted cash, beginning of the period	21,398	—	—	589

Cash, cash equivalents and restricted cash, end of the period	$161,201	$12,391	$21,398	$210

Net working capital (deficit)	$148,424	$6,323	$17	$(784)

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

(2)

The Tellurian Investments Preferred Shares were exchanged in March 2017 for Series B Preferred Stock and the shares of Series B Preferred Stock were exchanged into common stock in June 2017, each in a cashless transaction.

(3)	Tellurian Inc. 2016 Omnibus Incentive Compensation Plan.

Cash used in operating activities during the six months ended June 30, 2017 and 2016 were $72.1 million and $15.6 million, respectively. The increase in cash used in operating activities in 2017 compared to 2016 primarily relate to one-time payments of $12 million related to engineering, procurement and construction activities, $5 million of Merger-related expenses and $55 million of disbursements in the normal course of business. Disbursements in the normal course of business increased primarily due to the increased development activities in the Driftwood Project and a substantial increase in the number of Tellurian employees.

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

Tellurian estimates construction costs of approximately $500 to $600 per mtpa ($13 to $16 billion) for the Driftwood terminal and approximately $1.6 to $2.0 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies. We anticipate funding our more immediate liquidity requirements relative to the RFS and other developmental and general and administrative costs for the Driftwood Project through the use of cash from the completed equity issuances discussed above and future issuances of securities by us under our at-the-market program or pursuant to other equity offerings.

We currently expect that our long-term capital requirements will be financed in part through project financing and proceeds from future debt and equity offerings. If these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on acceptable terms, if at all.

Results of Operations

Successor

The following table summarizes costs and expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Total revenue	$—	$—	$—	$—	$—	$—
Development expenses	14,616	11,752	2,864	36,205	14,505	21,700
General and administrative expenses	18,283	4,764	13,519	62,823	9,204	53,619
Goodwill impairment	—	—	—	77,592	—	77,592

Loss from operations	(32,899)	(16,516)	(16,383)	(176,620)	(23,709)	(152,911)

Gain on preferred stock exchange feature	—	—	—	2,209	—	2,209
Other income, net	376	69	307	539	69	470
Provision for income taxes	—	170	(170)	—	170	(170)

Net loss	$(32,523)	$(16,277)	$(16,246)	$(173,872)	$(23,470)	$(150,402)

Our consolidated net loss was $32.5 million, or $0.17 per share (basic and diluted), for the three months ended June 30, 2017, compared to a net loss of $16.3 million, or $0.15 per share (basic and diluted), for the three months ended June 30, 2016. This $16.2 million increase in net loss was primarily a result of increased development and general and administrative expenses discussed separately below.

Our consolidated net loss was $173.9 million, or $1.18 per share (basic and diluted), for the six months ended June 30, 2017, compared to a net loss of $23.5 million, or $0.36 per share (basic and diluted), for the six months ended June 30, 2016. This $150.4 million increase in net loss was primarily a result of (i) increased development and general and administrative expenses discussed separately below and (ii) an impairment charge of $77.6 million related to goodwill that was initially recognized as a result of the Merger in February 2017. The increase in net loss was partially offset by a gain of $2.2 million recognized in the first quarter of 2017 related to an exchange feature of the Tellurian Investments Preferred Shares that was recognized at fair value until the Merger Date.

Development expenses for the three and six months ended June 30, 2017, increased $2.9 and $21.7 million, respectively, compared to the same periods in 2016 due to an increase in activity associated with the development of the Driftwood Project and regulatory filings.

General and administrative expenses during the three and six months ended June 30, 2017, increased $13.5 million and $53.6 million, respectively, compared to the same periods in 2016 due primarily to (i) non-cash share-based payment charges related to commercial development and management consulting contractors of $1.6 million and $19.4 million in the three and six months ended June 30, 2017, respectively, which were not incurred in 2016 and (ii) a decrease in non-cash share-based compensation for employees and directors of $3.1 million and an increase in such compensation in the amount of $12.8 million in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The remaining increase was driven by an increase in salaries and benefits due to a substantial increase in the number of employees and an increase in corporate marketing and investor development activities.

Successor vs. Predecessor

The following table summarizes costs and expenses of Parallax Services for the periods presented (in thousands):

	Nine Days Ended April 9,	For the Period from January 1, 2016 through April 9, 2016
Total revenue	$—	$31
Development expenses	—	52
General and administrative expenses	157	617

Net loss	$(157)	$(638)

Total expenses and the net loss for Tellurian (as “Successor”) were significantly greater than such items for Tellurian Services (formerly known as Parallax Services LLC, as “Predecessor”) during the periods shown above due primarily to the matters discussed above. Tellurian’s activities related to the development of the Driftwood Project are significantly larger in scope than the administrative and development activities of Tellurian Services prior to our acquisition of Tellurian Services.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex judgments and assessments and is fundamental to our results of operations. We identified our most critical accounting estimates to be:

•	the likelihood of our projects entering the construction phase;

•	purchase price allocation for acquired businesses;

•	valuations of long-lived assets, including intangible assets and goodwill;

•	share-based compensation issued prior to the Merger; and

•	forecasting our effective income tax rate, including the realizability of deferred tax assets.

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

Accounting for LNG Development Activities

Because we have been in the preliminary stage of developing our LNG receiving terminals, substantially all of the costs to date related to such activities have been expensed. These costs primarily include professional fees associated with FEED studies and obtaining an order from FERC authorizing construction of our terminals and other required permitting for the Driftwood Project.

The decision to capitalize costs involves estimating the probability of our LNG terminal projects entering the construction phase. Generally, we will begin capitalizing the costs of our LNG receiving terminals and related pipelines once the individual project meets the following criteria: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with FEED studies, costs of securing necessary regulatory approvals, and other preliminary investigation and development activities related to our LNG receiving terminals and related pipelines.

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

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of businesses acquired. We test goodwill for impairment annually during the fourth quarter, or more frequently as circumstances dictate. The first step in assessing whether an impairment of goodwill is necessary is an optional qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is greater than its carrying amount. If we conclude that it is more likely than not that the fair value of the reporting unit exceeds the related carrying amount, further testing is not necessary. If the qualitative assessment is not performed or indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is then recognized.

A lower fair value estimate in the future for our Driftwood reporting unit could result in impairment of goodwill. Factors that could trigger a lower fair value estimate include significant negative industry or economic trends, cost increases, disruptions to our business and regulatory or political environment changes or other unanticipated events.

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

See Note 10, Share-Based Compensation, of our Notes to Condensed Consolidated Financial Statements for additional information regarding our share-based compensation.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 17, Recent Accounting Standards, of our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the form of equity price risk related to investments in marketable securities.

Equity Price Risk

At June 30, 2017, the fair value of our investments in securities available-for-sale was $1.8 million. The securities were acquired in the Merger. We determined the fair value of our investment based on the closing market price where these securities were listed on June 30, 2017. Subsequent to June 30, 2017, we sold all of our securities available-for-sale, which were acquired in the Merger; see Note 18, Subsequent Events, of our Notes to Condensed Consolidated Financial Statements.

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

Following the completion of the Merger, we have undertaken a variety of efforts to adapt our internal control over financial reporting to the nature and scope of our company following the Merger, including through the hiring of additional personnel with control responsibilities and expertise and the implementation and testing of new controls. Other than these activities, there have been no material changes in internal controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2017, Tellurian Investments, Driftwood LNG, Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas between Cheniere Energy, Inc. and one of its affiliates, on the one hand (collectively, “Cheniere”), and Parallax Enterprises and certain of its affiliates (not including Parallax Services, n/k/a Tellurian Services) on the other hand (collectively, “Parallax”). Cheniere alleges that it entered into a note and a pledge agreement with Parallax. Cheniere claims that Tellurian Investments and Driftwood LNG tortiously interfered with the note and pledge agreement. We believe that Cheniere’s claims against Tellurian Investments and Driftwood LNG are without merit and do not expect the resolution of the suit to have a material effect on our results of operation or financial condition. As of the date of this filing, neither Tellurian Investments nor Driftwood LNG has been served in this action.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the supplemental disclosures relating to Tellurian included in Exhibit 99.1 to Tellurian’s Current Report on Form 8-K/A filed with the SEC on March 15, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 2017	—	$—
May 2017	6,838	11.10
June 2017	—	—

Total	6,838	$11.10

(1) Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of restricted stock issued to an employee pursuant to the Omnibus Plan.

ITEM 5. OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended June 30, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

TOTAL and TOTAL S.A. have beneficial ownership of over 20% of the outstanding Tellurian common stock. TOTAL has the right to designate for election one member of Tellurian’s board of directors, and Jean Jaylet is the current TOTAL designee. TOTAL will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 17, 2017, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2016 (the “TOTAL 2016 Annual Report”) regarding activities during 2016 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the TOTAL 2016 Annual Report.

2017 Annual Meeting of Stockholders

We plan to hold our 2017 annual meeting of stockholders on September 20, 2017. Any proposals contemplated by Rule 14a-5(e) under the Exchange Act were considered timely if they were received by July 17, 2017.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Correction to the Restated Certificate of Incorporation of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 6, 2017)
3.2

Certificate of Correction to the Certificate of Designations of Series B Convertible Preferred Stock of Tellurian Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 6, 2017)

10.1

Registration Rights Agreement, dated as of June 28, 2017, by and between Tellurian Inc. and GE Oil & Gas, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2017)

10.2*†	Form of Amendment to Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (Employees)
10.3*†	Form of Stock Award Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors)
10.4*†	Form of Restricted Stock Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors)
10.5*†	Form of Restricted Stock Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Impact LLC Employees)
10.6*†	Employment Letter Agreement, by and between Tellurian Services LLC and Khaled Sharafeldin, dated as of January 9, 2017
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date: August 9, 2017	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date: August 9, 2017	By:	/s/ Khaled Sharafeldin
Khaled Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.