Form 10-Q
period 2017-09-30
TELLURIAN INC. /DE/
filed 2017-11-09
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2017, the issuer had 212,691,264 shares of common stock outstanding.

TELLURIAN INC. AND SUBSIDIARIES
Form 10-Q for the Three and Nine Months Ended September 30, 2017

i

DEFINITIONS

To the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

Bcf/d	Billion cubic feet per day
DOE/FE	U.S. Department of Energy, Office of Fossil Energy
EPC	Engineering, procurement, and construction
FEED	Front-End Engineering and Design
FERC	U.S. Federal Energy Regulatory Commission
FTA countries	Countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
LNG	Liquefied natural gas, a form of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
LSTK	Lump Sum Turnkey
Mtpa	Million tonnes per annum
NASDAQ	NASDAQ Capital Market
NGA	Natural Gas Act of 1938, as amended
Non-FTA countries	Countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
PSD	Prevention of Significant Deterioration
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
USACE	U.S. Army Corps of Engineers
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the U.S.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)
	September 30,		December 31,
	2017		2016
ASSETS
Current assets:
Cash and cash equivalents	$138,023		$21,398
Accounts receivable	75		48
Accounts receivable due from related parties	2,668		1,333
Prepaid expenses and other current assets	2,837		1,964
Total current assets	143,603		24,743

Property, plant and equipment, net	25,216		10,993
Deferred engineering costs	9,000		—
Goodwill	1,190		1,190
Note receivable due from related party	—		251
Other non-current assets	11,213		1,901
Total assets	$190,222		$39,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,189		$24,403
Accounts payable due to related parties	323		323
Total current liabilities	27,512		24,726

Embedded derivative	—		8,753

Commitments and contingencies (Note 7)		1

Stockholders’ equity:
Series A convertible preferred stock: par value $0.001 per share; zero and 5.5 million shares authorized and issued, respectively	—		5
Common stock: par value $0.01 and $0.001 per share, respectively; 400 million shares and 200 million shares authorized, respectively; 214.0 million shares and 109.6 million shares issued, respectively	1,943		101
Treasury stock: 1.3 million and zero shares, respectively, at cost	(828)		—
Additional paid-in capital	454,986		102,148
Accumulated deficit	(293,391)		(96,655)
Total stockholders’ equity	162,710		5,599
Total liabilities and stockholders’ equity	$190,222		$39,078

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Days Ended April 9, 2016	For the period from January 1, 2016 through April 9, 2016
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—	$—	$—
Revenue, related party	—	—	—	—	—	31
Total revenue	—	—	—	—	—	31

Costs and expenses:
Development expenses	8,793	15,917	44,998	30,422	—	52
General and administrative	17,302	28,533	80,125	37,737	157	617
Goodwill impairment	—	—	77,592	—	—	—
Total costs and expenses	26,095	44,450	202,715	68,159	157	669

Loss from operations	(26,095)	(44,450)	(202,715)	(68,159)	(157)	(638)

Gain on preferred stock exchange feature	—	—	2,209	—	—	—
Other income, net	3,800	49	4,339	118	—	—

Loss before income taxes	(22,295)	(44,401)	(196,167)	(68,041)	(157)	(638)
Provision for income taxes	(569)	(4)	(569)	166	—	—
Net loss attributable to common stockholders	$(22,864)	$(44,405)	$(196,736)	$(67,875)	$(157)	$(638)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.37)	$(1.06)	$(0.81)

Weighted average shares outstanding
Basic and diluted	192,405	120,128	186,143	83,979

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Convertible Preferred Stock
	Shares	Par Value Amount	Shares	Cost	Shares	Par Value Amount	Additional Paid-in Capital	Accum. Other Comp. Income	Accum. Deficit	Total Stockholders’ Equity
Balance, January 1, 2016 (Successor)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Common stock issued for acquisition	500	1	—	—	—	—	999	—	—	1,000
Issuance of common stock	98,356	98	—	—	—	—	57,276	—	—	57,374
Restricted stock awards	5,075	—	—	—	—	—	—	—	—	—
Share-based compensation	1,905	2	—	—	—	—	24,228	—	—	24,230
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(67,875)	(67,875)
Balance, September 30, 2016 (Successor)	105,836	$101	—	$—	—	$—	$82,503	$8	$(67,875)	$14,737

Balance, January 1, 2017 (Successor)	109,609	$101	—	$—	5,468	$5	$102,148	$—	$(96,655)	$5,599
Merger adjustments	51,540	1,390	(1,209)	—	—	—	86,533	—	—	87,923
Share-based compensation	1,231	12	—	—	—	—	18,986	—	—	18,998
Issuance of common stock	36,373	364	—	—	—	—	216,724	—	—	217,088
Restricted stock awards	8,060	4	—	—	—	—	2,953	—	—	2,957
Share-based payments	1,700	17	—	—	—	—	21,148	—	—	21,165
Reclass of embedded derivative	—	—	—	—	—	—	6,544	—	—	6,544
Treasury stock	—	—	(82)	(828)	—	—	—	—	—	(828)
Exchange from Series A preferred stock	—	—	—	—	(5,468)	(5)	—	—	—	(5)
Exchange to Series B preferred stock	—	—	—	—	5,468	55	(50)	—	—	5
Exchange from Series B to common stock	5,468	55	—	—	(5,468)	(55)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(196,736)	(196,736)
Balance, September 30, 2017 (Successor)	213,981	$1,943	(1,291)	$(828)	—	$—	$454,986	$—	$(293,391)	$162,710

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Successor		Predecessor
	Nine Months Ended September 30,		For the period from January 1, 2016 through April 9, 2016
	2017	2016
Cash flows from operating activities:
Net loss	$(196,736)	$(67,875)	$(638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	231	55	8
Goodwill impairment	77,592	—	—
Loss on disposal of assets	—	37	3
Provision for income tax benefit	—	(170)	—
Gain on Series A convertible preferred stock exchange feature	(2,209)	—	—
Gain on sale of securities	(3,481)	—	—
Share-based compensation	21,963	24,230	—
Share-based payments	19,397	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9)	(67)	1
Accounts receivable due from related parties	(1,334)	(243)	(32)
Prepaid expenses and other current assets	(797)	(2,074)	13
Accounts payable and accrued liabilities	(324)	17,519	281
Accounts payable due to related parties	—	63	253
Note receivable due from related party	251	—	—
Other, net	(711)	(787)	—
Net cash used in operating activities	(86,167)	(29,312)	(111)

Cash flows from investing activities:
Cash received in acquisition	56	210	—
Deposit for acquisition	(8,515)	—	—
Deferred engineering costs	(9,000)	—	—
Purchase of property - land	—	(8,491)	—
Purchase of property and equipment	(1,101)	(708)	(268)
Proceeds from sale of available-for-sale securities	4,592	—	—
Net cash used in investing activities	(13,968)	(8,989)	(268)

Cash flows from financing activities:
Proceeds from the issuance of common stock	218,195	58,886	—
Tax payments for net share settlement of equity awards	(828)	—	—
Equity offering costs	(607)	(1,512)	—
Net cash provided by financing activities	216,760	57,374	—

Effect of exchange rate changes on cash	—	8	—
Net increase (decrease) in cash and cash equivalents	116,625	19,081	(379)
Cash and cash equivalents, beginning of period	21,398	—	589
Cash and cash equivalents, end of period	$138,023	$19,081	$210

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
Tellurian plans to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian is establishing a portfolio of natural gas production, LNG trading, and infrastructure including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in Southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”).
The accompanying unaudited Condensed Consolidated Financial Statements of Tellurian as of and for the period ended September 30, 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.
The information included herein should be read in conjunction with the consolidated financial statements and the accompanying notes of Tellurian Investments Inc. (“Tellurian Investments”) as of and for the fiscal year ended December 31, 2016. Such information was included in Tellurian’s Current Report on Form 8-K/A filed with the SEC on March 15, 2017 following the completion of a merger (the “Merger”) of Tellurian Investments with a subsidiary of Magellan Petroleum Corporation (“Magellan”) on February 10, 2017 (the “Merger Date”). Magellan changed its corporate name to Tellurian Inc. shortly after completing the Merger.
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
On April 9, 2016, Tellurian Investments acquired Tellurian Services LLC (“Tellurian Services”), formerly known as Parallax Services LLC (“Parallax Services”). Under the financial reporting rules of the SEC, Parallax Services (“Predecessor”) has been deemed to be the predecessor to Tellurian (“Successor”) for financial reporting purposes.
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
Results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2017.
NOTE 2 — MERGER AND ACQUISITION
The Merger
As discussed in Note 1, Background and Basis of Presentation, Tellurian Investments merged with a subsidiary of Magellan on February 10, 2017. The Merger has been accounted for as a “reverse acquisition," with Tellurian Investments being treated as the accounting acquirer using the acquisition method.
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
We valued our interests acquired in unproved oil and gas properties using a market approach based on commercial negotiations and bids received for the interests (see Note 6, Property, Plant and Equipment, for more information about the properties). The fair value of other property, plant and equipment and wells in progress was determined to be the carrying value of Magellan. Securities available-for-sale were valued based on quoted market prices. The carrying values of cash, other current assets, accounts payable and accrued liabilities and other non-current assets and liabilities approximated fair value at the Merger Date. The Company has determined that such fair value measures for the overall allocation are classified as Level 3 in the fair value hierarchy.
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
Parallax Services Acquisition
On April 9, 2016, Tellurian Investments acquired Parallax Services, which was renamed Tellurian Services, with equity consideration valued at $1 million. The transaction was accounted for using the acquisition method. As of September 30, 2017, goodwill of $1.2 million on our Condensed Consolidated Balance Sheet was entirely related to the acquisition of Parallax Services.
Pro Forma Results
The following table provides unaudited pro forma results for the three and nine months ended September 30, 2017 and 2016, as if the Merger occurred and Parallax Services had been acquired as of January 1, 2016 (in thousands, except per-share amounts):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma net loss	$(22,864)	$(45,874)	$(200,478)	$(80,086)

Pro forma net loss per basic share	$(0.12)	$(0.36)	$(1.07)	$(0.89)
Pro forma basic and diluted weighted average common shares outstanding	192,411	126,641	187,127	90,492
The unaudited pro forma results include adjustments for the historical net loss of Magellan and Parallax Services as well as an increase in compensation expense associated with the addition of three new directors. The pro forma information is provided for informational purposes only and is not necessarily indicative of what Tellurian’s results of operation would have been if the Merger and acquisition of Parallax Services had occurred on January 1, 2016. Following the Merger Date, $0.6 million of net loss related to the acquired activities has been included in our Condensed Consolidated Financial Statements.
NOTE 3 — PREPAID AND OTHER CURRENT AND NON-CURRENT ASSETS
The components of prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Subscriptions and deposits	$1,018	$968
Insurance	401	67
Prepaid rent	148	315
LNG vessel charges	651	—
Other	619	614
Total prepaid expenses and other current assets	$2,837	$1,964
The components of other non-current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Deposit for acquisition	$8,515	$—
Lease and purchase options	2,264	1,345
Other	434	556
Total other non-current assets	$11,213	$1,901
Deposit for Acquisition
The deposit for acquisition is in connection with a purchase and sale agreement (the “PSA”) with Rockcliff Energy Operating LLC (“Rockcliff”). See Note 6, Property, Plant and Equipment, for further information.
Land Lease and Purchase Options
Tellurian holds lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage that provide for four or five-year terms. In addition to the Options, the Company holds a ground lease for a port facility adjacent to a tract of land that was acquired in March 2016. The lease provides for a four-year term, subject to a 20-year extension and six five-year renewals. The ground lease is accounted for as an operating lease, with rental payments accounted for using the straight-line method.
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
Office Leases

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(unaudited)

The Company holds a ten-year lease for its corporate headquarters located in Houston, Texas as well as leases for other offices in the U.S., England and Singapore. The leases are accounted for as operating leases, with rental payments accounted for using the straight-line method. Where payments exceed or are less than the amount of rent expense recognized, prepaid rent or accrued rent, respectively, is recognized by Tellurian on the Condensed Consolidated Balance Sheets.

NOTE 4 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of $9.0 million represent detailed engineering services related to the Driftwood Project. Such costs will be deferred until construction commences on the Driftwood Project, at which time they will be transferred to construction in progress.
NOTE 5 — RELATED PARTIES
Accounts Receivable and Payable with Related Parties
Tellurian's accounts receivable due from related parties primarily consists of tax indemnities and amounts due from employees who received share-based compensation. The Company withholds amounts from wages if the tax liability with respect to such share-based compensation is not paid directly by the employees. The accounts payable due to related parties pertains to agreements with entities which are partially owned by Martin Houston, a major shareholder and Vice Chairman of the Company.
Non-current Note Receivable Due from Related Party
In July 2017, the $251 thousand non-current note receivable due from Mr. Houston was repaid in full, and the demand note evidencing the receivable was canceled.
Other
During the three and nine months ended September 30, 2017, the Company incurred zero and $651 thousand, respectively, in legal fees to a law firm for advice associated with a lawsuit that was settled in April 2017. A member of our board of directors is a partner at such law firm.
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and oil and gas properties, as shown below (in thousands):

	September 30, 2017	December 31, 2016
Fixed Assets
Land	$9,491	$9,491
Buildings	549	549
Leasehold improvements	1,707	602
Computer, office equipment and fixtures	437	420
Accumulated depreciation	(300)	(69)
Total fixed assets, net	11,884	10,993

Oil and Gas Properties
Unproved	13,000	—
Wells in progress	332	—
Total oil and gas properties	13,332	—

Total property, plant and equipment, net	$25,216	$10,993
Property, plant and equipment, excluding land, is depreciated using the straight-line method. Depreciation expense of $92 thousand and $231 thousand for the three and nine months ended September 30, 2017, respectively, and $31 thousand and $55 thousand for the three and nine months ended September 30, 2016, respectively, is recorded within development or general and administrative expenses, based on the nature of the asset, on the Condensed Consolidated Statement of Operations.
In February 2017, in connection with the Merger, the Company acquired interests in certain oil and gas properties. Unproved properties consist of oil and gas interests in the Weald Basin, United Kingdom and the Bonaparte Basin, Australia. In the United Kingdom, Tellurian holds non-operating interests in two licenses which expire in June and September 2021, respectively.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(unaudited)

In Australia, Tellurian holds an operating interest in an exploration permit due to expire on November 12, 2017. The Company has applied for an extension of the exploration permit to the appropriate Australian regulatory authorities. There is no production and there are no reserves currently associated with any of our licenses. Accordingly, there is no depletion associated with them for the three and nine months ended September 30, 2017.
Purchase and Sale Agreement
Pursuant to and subject to the terms and conditions of the PSA, Tellurian has agreed to acquire from Rockcliff for $85.1 million in cash, subject to specified adjustments, certain assets in northern Louisiana, including, but not limited to, oil and gas leases, mineral interests, wells, facilities and equipment (the “Asset Purchase”). Subject to the closing of the PSA, the assets to be purchased would include developed and undeveloped acreage and 19 operated producing wells.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Vessel Charter
Tellurian entered into a charter agreement for an LNG vessel which will be used in connection with the Company's LNG marketing activities. The total commitment under this agreement is expected to be approximately $5.0 million throughout the upcoming year.
Litigation
In July 2017, Tellurian Investments, Driftwood LNG LLC (“Driftwood LNG”), Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas between Cheniere Energy, Inc. and one of its affiliates, on the one hand (collectively, “Cheniere”), and Parallax Enterprises and certain of its affiliates (not including Parallax Services, n/k/a Tellurian Services) on the other hand (collectively, “Parallax”). In October 2017, Driftwood Pipeline LLC (“Driftwood Pipeline”) and Tellurian Services were also named by Cheniere as third-party defendants. Cheniere alleges that it entered into a note and a pledge agreement with Parallax. Cheniere claims that the third-party defendants tortiously interfered with the note and pledge agreement and aided in the fraudulent transfer of Parallax assets. We believe that Cheniere’s claims against Tellurian Investments, Driftwood LNG, Driftwood Pipeline and Tellurian Services are without merit and do not expect the resolution of the suit to have a material effect on our results of operation or financial condition.
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The components of accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Project development activities	$1,970	$—
Front-end engineering and design	—	12,549
Payroll and compensation	16,043	6,311
Seismic survey cancellation	1,343	—
Accrued taxes	2,394	—
Professional services (e.g., legal, audit)	2,869	2,323
Other	2,570	3,220
Total accounts payable and accrued liabilities	$27,189	$24,403
Front-end Engineering and Design
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
Seismic Survey
On March 31, 2017, the Company executed an Operations Services Agreement (the “OSA”) with Santos Offshore Pty Ltd. (“Santos”). The OSA provides for Santos to perform certain services on behalf of the Company associated with the Company’s exploration permit for our offshore block in Australia. On June 28, 2017, the Company executed a Cost Sharing Agreement (the “CSA”) with Santos and Origin Energy Resources Limited (“Origin”). The CSA provides the basis upon which costs and expenses will be shared among the Company, Santos, and Origin for a 3-D seismic survey to be shot over our offshore block.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(unaudited)

Pursuant to the OSA and CSA, with the Company’s consent, Santos applied for regulatory approval, designed the seismic survey and engaged a contractor to perform the work. In July 2017, Santos informed the Company that Santos was unable to obtain regulatory approval and canceled the seismic survey. While the Company remains a party to the OSA and CSA, we are not currently committed to make any further expenditures under either agreement. A provision of $1.3 million has been included in our Condensed Consolidated Financial Statements in connection with the cancellation.
NOTE 9 — SHARE-BASED COMPENSATION
Tellurian has granted fully vested and restricted stock to employees, outside directors, and consultants under the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (the “Legacy Plan”) and the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, as amended (the “Omnibus Plan”). As of September 30, 2017, 14.9 million shares were granted under the Legacy Plan and 7.5 million shares were granted under the Omnibus Plan. At a special meeting of stockholders on February 9, 2017, Magellan stockholders approved the Omnibus Plan, which replaced the Legacy Plan. No further awards can be made under the Legacy Plan.
The maximum number of shares of Tellurian common stock authorized for issuance under the Omnibus Plan is 40 million shares of common stock. During any calendar year, no employee may be granted more than 10 million shares of Tellurian common stock, or with respect to a grant of cash, an amount equal to the value of 10 million shares of Tellurian common stock at the time of settlement. The Omnibus Plan provides that shares subject to awards of options or stock appreciation rights will be counted as 0.4 shares for every share granted. As a result of this provision, the Company could ultimately issue more than 40 million shares of Tellurian common stock pursuant to awards granted under the Omnibus Plan, depending on the mix of common stock, options, stock appreciation rights, and other awards ultimately issued to participants.
During the three and nine months ended September 30, 2017, the Company granted unrestricted, service-based, and performance-based awards. Most of the performance-based awards vest based on a final investment decision by the Company’s board of directors, as defined in the award agreements. A portion of the performance awards vest based on the achievement of certain project development activities.
During the three months ended September 30, 2017, the weighted average grant date fair value per share was $10.68 per share, and the total grant date fair value was $17.4 million for restricted awards. For the three and nine months ended September 30, 2017, Tellurian recognized $4.0 million and $22.0 million, respectively, as stock-based compensation expense for employees and directors, $2 million of which was issued in settlement of bonuses accrued at December 31, 2016. For the three and nine months ended September 30, 2016, Tellurian recognized $19.1 million and $24.2 million, respectively, as stock-based compensation expense for employees and directors.
NOTE 10 — SHARE-BASED PAYMENTS
For the three and nine months ended September 30, 2017, Tellurian recognized zero and $19.4 million, respectively, as share-based expense for vendors.
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
NOTE 11 — INCOME TAXES
As of September 30, 2017, the Company has net operating loss (“NOL”) carryforwards for federal, state and international income tax reporting purposes. The Company has established a full valuation allowance against its NOLs and has not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(unaudited)

The provision for income taxes recorded in the accompanying Condensed Consolidated Financial Statements is for foreign income taxes resulting from disposition proceeds on the Company’s sale of available-for-sale securities. The taxable gain on the disposition will be included in Company’s total profits chargeable to UK corporation income tax with no offsetting deduction for pre-trading expenditures as Tellurian has not yet become active or started trading for UK corporation income tax purposes.
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
In addition, we experienced an ownership change (as that term is defined within Section 382 of the Code) on April 20, 2017. An analysis of the annual limitation on the utilization of our NOLs was performed in accordance with the Code. It was determined that Section 382 will not materially limit the use of our NOLs over the carryover period. We will continue to monitor activity in the Company’s shares which could cause an ownership change. If the Company experiences a Section 382 ownership change, it could further affect our ability to utilize our existing NOL carryforwards.
The Company remains subject to periodic audits and reviews by taxing authorities; however, we do not expect that these audits will have a material effect on the Company’s tax provision. Magellan’s federal tax returns for the years after June 30, 2014, remain open for examination.
NOTE 12 — STOCKHOLDERS’ EQUITY
At-the-Market Program
The Company maintains an at-the-market equity offering program pursuant to which Tellurian may sell shares of its common stock from time to time on the NASDAQ or any other market for the common stock in the U.S., through Credit Suisse Securities (USA) LLC acting as sales agent, for aggregate sales proceeds of up to $200 million. For the nine months ended September 30, 2017, the Company issued 1.0 million shares of common stock under this program, for proceeds of $10.3 million, net of $0.5 million in fees and commissions.
TOTAL Investment
In January 2017, pursuant to a common stock purchase agreement dated as of December 19, 2016, between Tellurian Investments and TOTAL Delaware, Inc. (“TOTAL”), TOTAL purchased, and Tellurian Investments sold and issued to TOTAL, approximately 35.4 million shares of Tellurian Investments common stock for an aggregate purchase price of $207 million, net of offering costs. In connection with the Merger, the shares purchased by TOTAL were exchanged for approximately 46 million shares of Tellurian common stock.
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
The following table summarizes the changes in fair value for the embedded derivative (in thousands):

	February 10, 2017	December 31, 2016
Fair value at the beginning of period and initial fair value, respectively	$8,753	$5,445
(Gain) loss on exchange feature	(2,209)	3,308
Fair value at the end of the period and year, respectively	$6,544	$8,753
NOTE 13 — NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted loss per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(22,864)	$(44,405)	$(196,736)	$(67,875)
Basic weighted average common shares outstanding	192,405	120,128	186,143	83,979
Loss per share:
Basic and diluted	$(0.12)	$(0.37)	$(1.06)	$(0.81)
Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. As of September 30, 2017 and 2016, the effect of 19.9 million and 6.6 million, respectively, of unvested restricted stock awards that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.
NOTE 14 — SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental disclosure of cash flow information (in thousands):

	As of the Nine Months Ended
	2017	2016
Property, plant and equipment non-cash accruals	$—	$141
Land acquisition non-cash accruals	—	1,000
Net cash paid for income taxes	—	4
NOTE 15 — RECENT ACCOUNTING STANDARDS
The following table provides a description of recent accounting standards that had not been adopted by the Company as of September 30, 2017:

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
		January 1, 2018	The adoption of this new standard will not affect the amounts shown in our Condensed Consolidated Financial Statements and related disclosures as the Company currently has no revenues.
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
ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This update eliminated Step 2 from the goodwill impairment test. Step 2 required entities to compute the implied fair value of goodwill if it was determined that the carrying amount of a reporting unit exceed its fair value. The goodwill impairment test now consists of comparing the fair value of a reporting unit with its carrying amount, and a company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Information About Forward-Looking Statements
The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

•	our businesses and prospects;

•	planned or estimated capital expenditures;

•	availability of liquidity and capital resources;

•	our ability to obtain additional financing as needed;

•	revenues, expenses and projected cash burn rates;

•	progress in developing Tellurian’s principal project and the timing of that progress;

•	our pending natural gas property acquisition;

•	future values of the Company's principal project or other interests, operations or rights that Tellurian holds; and

•	government regulations, including our ability to obtain necessary governmental permits and approvals.
Our forward-looking statements are based on assumptions and analysis made by us in light of our experience, and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas;

•	risks related to shortages of LNG vessels worldwide;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident involving an LNG carrier;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects or otherwise continue as a going concern;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	development risks, operational hazards and regulatory approvals;

•	our ability to consummate our pending natural gas property acquisition; and

•	risks and uncertainties associated with litigation matters.

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
Our Business
Tellurian intends to create value for shareholders by building a low-cost, global natural gas business, profitability delivering natural gas to customers worldwide. Tellurian is developing a portfolio of natural gas production, LNG trading, and infrastructure that includes an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in Southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”).
The proposed Driftwood Project will have a liquefaction capacity of approximately 27.6 mtpa, situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed terminal facility will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths. In February 2016, Tellurian engaged Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) to perform a FEED study for the Driftwood terminal, which was completed in June 2017. Based on such FEED study, Tellurian estimates construction costs for the Driftwood terminal of approximately $500 to $600 per tonne ($13 to $16 billion) before owners’ costs, financing costs and contingencies.
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
In addition, as described under “Overview of Significant Events — Haynesville Purchase and Sale Agreement,” Tellurian has recently entered into an agreement to acquire approximately 9,200 net acres of natural gas properties in Louisiana.

Overview of Significant Events
Significant corporate, developmental and capital events since January 1, 2017 and through the filing date of this Form 10-Q include the following:
TOTAL Investment. In January 2017, pursuant to a common stock purchase agreement (the “TOTAL SPA”) dated as of December 19, 2016, between Tellurian Investments and TOTAL Delaware, Inc. (“TOTAL”), TOTAL purchased, and Tellurian Investments sold and issued to TOTAL, approximately 35.4 million shares of Tellurian Investments common stock (the “TOTAL Shares”) for an aggregate purchase price of $207 million. In connection with the Merger, the TOTAL Shares were exchanged for approximately 46 million shares of Tellurian common stock. Tellurian and TOTAL entered into a pre-emptive rights agreement pursuant to which TOTAL was granted a right to purchase its pro rata portion of any new equity securities that Tellurian Investments may issue to a third party on the same terms and conditions as such equity securities are offered and sold to such party, subject to certain excepted offerings.
Development and Regulatory Events.

•
In February 2017, the DOE/FE issued an order authorizing Tellurian to export up to 27.6 mtpa of LNG to FTA countries, on its own behalf and as agent for others, for a term of 30 years. Our application for authority to export LNG to non-FTA countries is currently pending before the DOE/FE and is expected to be ruled upon in the first quarter of 2018.

•
In March 2017, Tellurian filed an application with FERC for authorization pursuant to Section 3 of the NGA to site, construct and operate the Driftwood terminal, and simultaneously sought authorization pursuant to Section 7 of the NGA for authorization to construct and operate interstate natural gas pipeline facilities. Each requested that FERC issue an order approving the facilities by the first quarter of 2018.

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

•
Deferred engineering costs of $9 million represent detailed engineering services related to the Driftwood Project. Such costs will be deferred until construction commences on the Driftwood Project, at which time they will be transferred to construction in progress.

Haynesville Purchase and Sale Agreement. On September 6, 2017, Tellurian entered into a purchase and sale agreement (the “PSA”) with Rockcliff Energy Operating LLC (“Rockcliff”). Pursuant to and subject to the terms and conditions of the PSA, Tellurian has agreed to acquire from Rockcliff for $85.1 million in cash (the “Base Purchase Price”), subject to specified adjustments, certain assets in northern Louisiana, including, but not limited to, oil and gas leases, mineral interests, wells, facilities and equipment (the “Rockcliff transaction” or the “Asset Purchase”). The assets to be purchased include approximately 9,200 net developed and undeveloped acres and 19 producing operated wells with net current production of approximately four million cubic feet per day of natural gas. The Asset Purchase will be given economic effect as of August 1, 2017 (the “Effective Date”). As a result, at closing, the Base Purchase Price will be subject to upward or downward adjustments based on certain revenues and costs attributable to the purchased assets prior to the closing date and after the Effective Date. Certain of the assets to be acquired are subject to preferential rights to purchase held by third parties and the purchase price and properties to be acquired could be adjusted as a result of such rights. Pursuant to the PSA, on the business day following the execution of the PSA, Tellurian made a cash deposit in the amount of $8.5 million (the “Deposit”), creditable against the amount required to be paid by it at the closing of the Asset Purchase. Rockcliff will retain the deposit if Tellurian fails to consummate, under certain conditions, the Asset Purchase.
Liquidity and Capital Resources
Capital Resources
The Company is currently funding the development of the Driftwood Project and general working capital needs through its cash on hand. Our current capital resources consist of approximately $138.0 million of cash and cash equivalents as of September 30, 2017 on a consolidated basis, which are primarily the result of issuances of common and preferred stock, including the issuance of preferred stock to GE in November 2016, the issuance of common stock to TOTAL in January 2017 and the issuance of common stock pursuant to our at-the-market program. Tellurian considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash or so near to their maturity that they present insignificant risk of changes in value.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Successor (1)				Predecessor (1)
	Nine Months Ended September 30,			Year Ended December 31, 2016	For the period from January 1, 2016 through April 9, 2016

	2017		2016
Operating cash flows:
Cash used in Driftwood Project activities	$(48,977)	—	$(17,847)	$(30,675)	$—
Cash used for employee costs	(14,345)		(2,433)	(6,208)	(64)
Other net cash used in development activities	(22,845)		(9,032)	(13,547)	(47)
Cash used in operating activities	(86,167)		(29,312)	(50,430)	(111)

Investing cash flows:
Cash used in the acquisition of property, plant and equipment	(1,101)		(9,199)	(10,716)	(268)
Deposit for acquisition	(8,515)		—	—	—
Deferred engineering costs	(9,000)		—	—	—
Other net cash provided by investing activities	4,648		210	210	—
Cash used in investing activities	(13,968)		(8,989)	(10,506)	(268)

Financing cash flows:
Private placements	—		58,886	59,015	—
Issuance of Tellurian Investments Preferred Shares(2)	—		—	25,000	—
Issuance of common shares to TOTAL	207,000		—	—	—
Issued under equity compensation plan	500		—	—	—
Issued under at-the-market program	10,695		—	—	—
Tax payments for net share settlement of equity awards	(828)		—	—	—
Offering costs	(607)		(1,512)	(1,681)	—
Cash provided by financing activities	216,760		57,374	82,334	—

Effect of exchange rate changes on cash	—		8	—	—
Net increase (decrease) in cash and cash equivalents	116,625		19,081	21,398	(379)
Cash and cash equivalents, beginning of the period	21,398		—	—	589
Cash and cash equivalents, end of the period	$138,023		$19,081	$21,398	$210

Net working capital (deficit)	$116,091		$1,777	$17	$(784)

(1) On April 9, 2016, Tellurian Investments acquired Tellurian Services LLC (“Tellurian Services”), formerly known as Parallax Services LLC (“Parallax Services”). Parallax Services was primarily engaged in general and administrative support services. Under the financial reporting rules of the SEC, Parallax Services ("Predecessor") has been deemed to be the predecessor to Tellurian ("Successor") for financial reporting purposes.

(2) The Tellurian Investments Preferred Shares were exchanged in March 2017 for Series B Preferred Stock and the shares of Series B Preferred Stock were exchanged into common stock in June 2017, each in a cashless transaction.

Cash used in operating activities during the nine months ended September 30, 2017 and 2016 was $86.2 million and $29.3 million, respectively. The increase in cash used in operating activities in 2017 compared to 2016 primarily relates to one-time payments of $12 million related to EPC activities, $5 million of Merger-related expenses and $69 million of disbursements in the normal course of business. Disbursements in the normal course of business increased primarily due to the increased development activities relating to the Driftwood Project and a substantial increase in the number of Tellurian employees.

Capital Development Activities
We are primarily engaged in developing the Driftwood Project, which will require significant amounts of capital and is subject to risks and delays in completion. Even if successfully completed, the project will not begin to operate and generate significant cash flows until at least several years from now, which management currently anticipates being 2022. Construction of the Driftwood terminal and Driftwood pipeline facilities would begin after FERC issues an order granting the necessary authorizations under the NGA and once all required federal, state and local permits have been obtained. The Company expects to receive all regulatory approvals and commence construction in 2018, produce the first LNG in 2022 and achieve full operations in 2025. As a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct these LNG terminals, to bring them into operation on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.
Tellurian estimates construction costs of approximately $500 to $600 per tonne ($13 to $16 billion) for the Driftwood terminal and approximately $1.6 to $2.0 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies. In addition, the natural gas production activities Tellurian is pursuing will require considerable capital resources. We anticipate funding our more immediate liquidity requirements relative to the RFS and other developmental and general and administrative costs for the Driftwood Project through the use of cash from the completed equity issuances discussed above and future issuances of equity securities by us.
We currently expect that our long-term capital requirements will be financed by proceeds from future debt and equity offerings. In addition, part of our financing strategy is expected to involve seeking equity investments by LNG customers at a subsidiary level. If the types of financing we expect to pursue are not available, we will be required to seek alternative sources of financing, which may not be available on acceptable terms, if at all.
Results of Operations
Successor
The following table summarizes costs and expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Total revenue	$—	$—	$—	$—	$—	$—
Development expenses	8,793	15,917	(7,124)	44,998	30,422	14,576
General and administrative expenses	17,302	28,533	(11,231)	80,125	37,737	42,388
Goodwill impairment	—	—	—	77,592	—	77,592
Loss from operations	(26,095)	(44,450)	18,355	(202,715)	(68,159)	(134,556)
Gain on preferred stock exchange feature	—	—	—	2,209	—	2,209
Other income, net	3,800	49	3,751	4,339	118	4,221
Provision for income taxes	(569)	(4)	(565)	(569)	166	(735)
Net loss	$(22,864)	$(44,405)	$21,541	$(196,736)	$(67,875)	$(128,861)
Our consolidated net loss was $22.9 million, or $0.12 per share (basic and diluted), for the three months ended September 30, 2017, compared to a net loss of $44.4 million, or $0.37 per share (basic and diluted), for the three months ended September 30, 2016. This $21.5 million decrease in net loss was primarily a result of decreased development and general and administrative expenses discussed separately below.
Our consolidated net loss was $196.7 million, or $1.06 per share (basic and diluted), for the nine months ended September 30, 2017, compared to a net loss of $67.9 million, or $0.81 per share (basic and diluted), for the nine months ended September 30, 2016. This $128.9 million increase in net loss was primarily a result of (i) increased development and general and administrative expenses discussed separately below and (ii) an impairment charge of $77.6 million related to goodwill that was initially recognized as a result of the Merger in February 2017. The increase in net loss was partially offset by a gain of $2.2 million recognized in the first quarter of 2017 related to an exchange feature of the Tellurian Investments Preferred Shares and a $3.5 million gain on the sale of securities.
Development expenses for the three and nine months ended September 30, 2017 decreased $7.1 million and increased $14.6 million, respectively, compared to the same periods in 2016. The decrease of $7.1 million is primarily attributable to deferring engineering costs related to the Driftwood Project during three months ended September 30, 2017 when compared to the same period in 2016. The increase of $14.6 million is primarily attributable to an overall increase in activity associated with the Driftwood Project during the nine months ended September 30, 2017 when compared to the same period in 2016.

General and administrative expenses during the three and nine months ended September 30, 2017, decreased $11.2 million and increased $42.4 million, respectively, compared to the same periods in 2016. The decrease of $11.2 million is primarily attributable to a decrease in share-based compensation, partially offset by an increase in salary expense, during the three months ended September 30, 2017 when compared to the same period in 2016. The increase of $42.4 million is primarily attributable to non-cash share-based payment charges related to commercial development and management consulting contractors of $19.4 million which were not incurred in 2016. The remaining increase was driven by an increase in salaries and benefits due to a substantial increase in the number of employees and an increase in corporate marketing and investor development activities.
Successor vs. Predecessor
The following table summarizes costs and expenses of Parallax Services for the periods presented (in thousands):

	Nine Days Ended April 9, 2016	For the period from January 1, 2016 through April 9, 2016

Total revenue	$—	$31
Development expenses	—	52
General and administrative expenses	157	617
Net loss	$(157)	$(638)
Total expenses and the net loss for Tellurian (as “Successor”) were significantly greater than such items for Tellurian Services (formerly known as Parallax Services LLC, as “Predecessor”) during the periods shown above due primarily to the matters discussed above. Tellurian's activities related to the development of the Driftwood Project are significantly larger in scope than the administrative and development activities of Tellurian Services prior to our acquisition of Tellurian Services.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
Accounting for LNG Development Activities
As we have been in the preliminary stage of developing our LNG receiving terminals, substantially all of the costs to date related to such activities have been expensed. These costs primarily include professional fees associated with FEED studies and obtaining an order from FERC authorizing construction of our terminals and other required permitting for the Driftwood Project.
Costs incurred in connection with a project to develop a facility or a capital asset shall generally be treated as development expenses until the project has reached the Notice-to-Proceed State (“NTP State”) and the following criteria (the “NTP Criteria”) have been achieved: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction, and management instructs the EPC contractor to begin construction. In addition to the above, certain costs incurred prior to achieving the NTP State shall be capitalized even though the NTP Criteria have not been met. Costs to be capitalized prior to achieving the NTP State include land purchase costs, land improvement costs, preparation for facility use costs and any fixed structure construction costs (e.g., fence, storage areas, drainage, etc.). Furthermore, activities directly associated with detailed engineering and/or facility designs shall be capitalized.
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
Goodwill
Goodwill represents the excess of cost over fair value of the net assets of businesses acquired. We test goodwill for impairment annually during the fourth quarter, or more frequently as circumstances dictate. The first step in assessing whether an impairment of goodwill is necessary is an optional qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is greater than its carrying amount. If we conclude that it is more likely than not that the fair value of the reporting unit exceeds the related carrying amount, further testing is not necessary. If the qualitative assessment is not performed or indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill. An impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value is then recognized.
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
Through May 2016, Tellurian Investments determined the fair value of share-based compensation using the price paid for private placements of stock. Beginning in June 2016 and through the date of the Merger, the fair value of share-based compensation was determined through the use of a model which utilizes certain observable inputs such as the price of Magellan common stock at various points in time as well as unobservable inputs related to the weighted probabilities of certain Merger-related scenarios at each valuation date. Prior to the Merger, the Company's method also considered a discount for the lack of marketability of Tellurian Investments common stock, which was determined through the use of commonly accepted methods. As the Company has only restricted shares outstanding related to unvested share-based compensation, awards issued after the Merger are based on the quoted market prices for Tellurian shares.
See Note 9, Share-Based Compensation, of our Notes to Condensed Consolidated Financial Statements for additional information regarding our share-based compensation.
Income Taxes
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the Condensed Consolidated Financial Statements. Deferred tax assets and liabilities are included in the Condensed Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes. A full valuation allowance equal to our net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our net deferred tax assets.
Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 15, Recent Accounting Standards, of our Notes to Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
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
Following the completion of the Merger, we have undertaken a variety of efforts to adapt our internal control over financial reporting to the nature and scope of our company following the Merger, including through the hiring of additional personnel with control responsibilities and expertise and the implementation and testing of new controls. Other than these activities, there have been no material changes in internal controls during the quarter ended September 30, 2017.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In July 2017, Tellurian Investments, Driftwood LNG, Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas between Cheniere Energy, Inc. and one of its affiliates, on the one hand (collectively, “Cheniere”), and Parallax Enterprises and certain of its affiliates (not including Parallax Services, n/k/a Tellurian Services) on the other hand (collectively, “Parallax”). In October 2017, Driftwood Pipeline and Tellurian Services were also named by Cheniere as third-party defendants. Cheniere alleges that it entered into a note and a pledge agreement with Parallax. Cheniere claims that the third-party defendants tortiously interfered with the note and pledge agreement and aided in the fraudulent transfer of Parallax assets. We believe that Cheniere’s claims against Tellurian Investments, Driftwood LNG, Driftwood Pipeline and Tellurian Services are without merit and do not expect the resolution of the suit to have a material effect on our results of operation or financial condition.
ITEM 1A. RISK FACTORS
The following risk factors should be carefully considered when evaluating an investment in us. These risk factors and other uncertainties may cause our actual future results or performance to differ materially from any future results or performance expressed or implied in the forward-looking statements contained in this report.
The risk factors in this report supersede the risk factors disclosed in Exhibit 99.1 to our Current Report on Form 8-K/A filed on March 15, 2017 and are grouped into the following categories:

•	Risks Relating to Financial Matters;

•	Risks Relating to Our Common Stock;

•	Risks Relating to Our LNG Business;

•	Risks Relating to Our Potential Natural Gas Production Activities; and

•	Risks Relating to Our Business in General.
Risks Relating to Financial Matters
Tellurian does not expect to generate sufficient cash to pay dividends until the completion of construction of the Driftwood Project.
Tellurian’s directly and indirectly held assets currently consist primarily of cash held for certain start-up and operating expenses, applications for permits from regulatory agencies relating to the Driftwood Project and certain real property interests related to that project. Tellurian’s cash flow, and consequently its ability to distribute earnings, is solely dependent upon the cash flow its subsidiaries receive from the Driftwood Project and its other operations. Tellurian’s ability to complete the Driftwood Project, as discussed further below, is dependent upon its subsidiaries’ ability to obtain necessary regulatory approvals and raise the capital necessary to fund the development of the project. We expect that cash flows from our operations will be reinvested in the business rather than used to fund dividends. Further, we expect that pursuing our strategy will require substantial amounts of capital, and that the required capital will exceed cash flows from operations for a significant period of time.

Tellurian’s ability to pay dividends in the future is uncertain and will depend on a variety of factors, including limitations on the ability of it or its subsidiaries to pay dividends under applicable law and/or the terms of debt or other agreements, and the judgment of the board of directors or other governing body of the relevant entity.
Tellurian will be required to seek additional debt and equity financing in the future to complete the Driftwood Project and to grow its other operations, and may not be able to secure such financing on acceptable terms, or at all.
Tellurian will be unable to generate any revenue from the Driftwood Project for multiple years, and expects cash flow from any other lines of business to be modest for an extended period of time as it focuses on the development and growth of these operations. Tellurian will therefore need substantial amounts of additional financing to execute its business plan.
There can be no assurance that Tellurian will be able to raise sufficient capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, Tellurian may be required to delay, scale back or eliminate the development of business opportunities, and its operations and financial condition may be adversely affected to a significant extent. Tellurian intends to pursue a variety of potential financing transactions, including sales of equity to purchasers of its LNG. We do not know whether, and to what extent, LNG purchasers and other potential sources of financing will find the terms we propose acceptable.
Debt financing, if obtained, may involve agreements that include liens on Tellurian’s assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets and increasing expenses. Debt financing would also be required to be repaid regardless of Tellurian’s operating results.
In addition, the ability to obtain financing for the proposed Driftwood Project may depend in part on Tellurian’s ability to enter into sufficient commercial agreements prior to the commencement of construction. To date, Tellurian has not entered into any definitive third-party agreements for the proposed Driftwood Project, and it may not be successful in negotiating and entering into such agreements.
We have no operating history and expect to incur losses for a significant period of time.
We have no current operations. Although Tellurian’s current directors, managers and officers have prior professional and industry experience, our businesses are in the early stages of their development, or in some cases are still in the planning stage. Accordingly, there is a limited prior history, track record and historical financial information upon which you may evaluate prospects.
Tellurian has not yet commenced the construction of the Driftwood Project. Accordingly, Tellurian expects to incur significant additional costs and expenses through completion of development and construction of the Driftwood Project. It also expects to devote substantial amounts of capital to the growth and development of its natural gas production activities and other complementary lines of business. Tellurian expects that operating losses will increase substantially in the remainder of 2017 and thereafter, and expects to continue to incur operating losses and to experience negative operating cash flow through at least 2022.
Tellurian’s exposure to the performance and credit risks of counterparties under agreements may adversely affect its operating results, liquidity and access to financing.
Our operations will involve our entering into various purchase and sale, hedging, supply and other transactions with numerous third parties. In such arrangements, we will be exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fails to perform its obligation to make deliveries of commodities, to make payments or to satisfy other obligations. Some of these risks may increase during periods of commodity price volatility. In some cases, we will be dependent on a single counterparty or a small group of counterparties, all of whom may be similarly affected by changes in economic and other conditions. Defaults by suppliers and other counterparties may adversely affect our operating results, liquidity and access to financing.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.
We are subject to income taxes as well as non-income based taxes in the various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition.
Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, the Trump Administration has called for substantial change to fiscal and tax policies, inclusive of proposed changes to the U.S. federal tax treatment of foreign operations, the current tax depreciation system and the deductibility of interest expense, in connection with comprehensive U.S. federal tax reform. Similarly, proposals are made from time to time in various jurisdictions to change tax rules applicable to natural gas production activities. If enacted, any change in law may affect our tax position, including the amount of taxes we are required to pay, and could have a significant impact on our future results of operations, profitability and financial condition, including the size of our expected net operating losses. However, until we know what changes are enacted, we will not know whether in total we will benefit from, or be negatively affected by, the proposed changes.
Risks Relating to Our Common Stock
The price of our common stock has been and may continue to be highly volatile, which may make it difficult for shareholders to sell our common stock when desired or at attractive prices.
The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. Adverse events could trigger a significant decline in the trading price of our common stock, including, among others, failure to obtain necessary permits, unfavorable changes in commodity prices or commodity price expectations, adverse regulatory developments, loss of a relationship with a partner, litigation and departures of key personnel. Furthermore, general market conditions, including the level of, and fluctuations in, the trading prices of equity securities generally could affect the price of our stock. The stock markets frequently experience price and volume volatility that affects many companies’ stock prices, often in ways unrelated to the operating performance of those companies. These fluctuations may affect the market price of our common stock.
The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock by us or our major shareholders.
Sales of a substantial number of shares of our common stock in the market by us or any of our major shareholders, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional equity securities. Our insider trading policy permits our officers and directors, some of whom own substantial percentages of our outstanding common stock, to pledge shares of stock that they own as collateral for loans subject to certain requirements. Some of our officers and directors have pledged shares of stock in accordance with this policy. In some circumstances, such pledges could result in large amounts of shares of our stock being sold in the market in a short period of time, which would be expected to have a significant adverse effect on the trading price of the common stock. In addition, in the future, we may issue shares of our common stock in connection with acquisitions of assets or businesses. If we use our shares for this purpose, the issuances could have a dilutive effect on the market value of shares of our common stock, depending on market conditions at the time of an acquisition, the price we pay, the value of the business or assets acquired, our success in exploiting the properties or integrating the businesses we acquire and other factors.
Risks Relating to Our LNG Business
Various economic and political factors could negatively affect the development, construction and operation of LNG facilities, including the Driftwood Project, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Commercial development of an LNG facility takes a number of years, requires substantial capital investment and may be delayed by factors such as:

•	increased construction costs;

•	economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;

•	decreases in the price of LNG, which might decrease the expected returns relating to investments in LNG projects;

•	the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities; and

•	political unrest or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns.
Our failure to execute our business plan in a timely manner could materially adversely effect our business, financial condition, operating results, liquidity and prospects.
Tellurian’s estimated costs for the Driftwood Project may not be accurate and are subject to change due to various factors.
Tellurian currently estimates that construction costs will be between approximately (i) $13 and $16 billion for the Driftwood terminal and (ii) $2 and $3 billion for the Driftwood pipeline. However, cost estimates are only an approximation of the actual costs of construction and are before owners’ costs, financing costs and contingencies. Moreover, cost estimates may change due to various factors, such as the final terms of any definitive request for services with its EPC service provider, as well as cost overruns, change orders, delays in construction, legal and regulatory requirements, site issues, increased component and material costs, escalation of labor costs, labor disputes, changes in commodity prices, increased spending to maintain Tellurian’s construction schedule and other factors.
Our failure to achieve our cost estimates could materially adversely affect our business, financial condition, operating results, liquidity and prospects.
If third-party pipelines and other facilities interconnected to our LNG facilities become unavailable to transport natural gas, this could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We will depend upon third-party pipelines and other facilities that will provide gas delivery options to our LNG facilities. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet our LNG sale and purchase agreement obligations and continue shipping natural gas from producing regions or to end markets could be restricted, thereby reducing our revenues. This could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Tellurian’s ability to generate cash is substantially dependent upon it entering into contracts with third party customers and the performance of those customers under those contracts.
Tellurian has not yet entered into, and may never be able to enter into, satisfactory commercial arrangements with third-party customers for products and services at the Driftwood Project.
Tellurian’s business strategy may change regarding how and when the proposed Driftwood Project’s export capacity is marketed. Also, Tellurian’s business strategy may change due to an inability to enter into agreements with customers or based on a variety of factors including the future price outlook, supply and demand of LNG, natural gas liquefaction capacity, and worldwide regasification capacity. If our efforts to market the proposed Driftwood Project and the LNG it will produce are not successful, Tellurian’s business, results of operations, financial condition and prospects may be materially and adversely affected.
We may not be able to purchase, receive or produce sufficient natural gas to satisfy our delivery obligations under our LNG sale and purchase agreements, which could have an adverse effect on us.
Under LNG sale and purchase agreements with our customers, we will be required to make available to them a specified amount of LNG at specified times. However, we may not be able to purchase, receive or produce sufficient quantities of natural gas or LNG to satisfy those obligations, which may provide affected customers with the right to terminate their LNG sale and purchase agreements. Our failure to purchase, receive or produce sufficient quantities of natural gas or LNG in a timely manner could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
The construction and operation of the Driftwood Project remains subject to further approvals, and some approvals may be subject to further conditions, review and/or revocation.
The design, construction and operation of LNG export terminals is a highly regulated activity. The approval of FERC under Section 3 of the Natural Gas Act, as well as several other material governmental and regulatory approvals and permits, is required in order to construct and operate an LNG terminal. Even if the necessary authorizations initially required to operate our proposed LNG facilities are obtained, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed.
Tellurian will be required to obtain governmental approvals and authorizations to implement its proposed business strategy, which includes the construction and operation of the Driftwood Project. In particular, authorization from FERC and DOE/FE is required to construct and operate our proposed LNG facilities. In addition to seeking approval for export to FTA countries, Tellurian will seek to obtain approval for export to non-FTA countries. There is no assurance that Tellurian will obtain and maintain these governmental permits, approvals and authorizations, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on its business, results of operations, financial condition and prospects.
Tellurian will be dependent on third-party contractors for the successful completion of the Driftwood Project, and these contractors may be unable to complete the Driftwood Project.
There is limited recent industry experience in the United States regarding the construction or operation of large-scale LNG facilities. The construction of the Driftwood Project is expected to take several years, will be confined to a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could adversely affect financial performance or impair Tellurian’s ability to execute its scheduled business plan.
Timely and cost-effective completion of the Driftwood Project in compliance with agreed-upon specifications will be highly dependent upon the performance of third-party contractors pursuant to their agreements. However, Tellurian has not yet entered into definitive agreements with certain of the contractors, advisors and consultants necessary for the development and construction of the Driftwood Project. Tellurian may not be able to successfully enter into such construction contracts on terms or at prices that are acceptable to it.

Further, faulty construction that does not conform to Tellurian’s design and quality standards may have an adverse effect on Tellurian’s business, results of operations, financial condition and prospects. For example, improper equipment installation may lead to a shortened life of Tellurian’s equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of Tellurian’s third-party contractors to perform successfully under any agreements to be entered into is dependent on a number of factors, including force majeure events and such contractors’ ability to:

•
design, engineer and receive critical components and equipment necessary for the Driftwood Project to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;

•	attract, develop and retain skilled personnel and engage and retain third-party subcontractors, and address any labor issues that may arise;

•	post required construction bonds and comply with the terms thereof, and maintain their own financial condition, including adequate working capital;

•	adhere to any warranties the contractors provide in their EPC contracts; and

•
respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control, and manage the construction process generally, including engaging and retaining third-party contractors, coordinating with other contractors and regulatory agencies and dealing with inclement weather conditions.

Furthermore, Tellurian may have disagreements with its third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. Tellurian may also face difficulties in commissioning a newly constructed facility. Any significant project delays in the development of the Driftwood Project could materially and adversely affect Tellurian’s business, results of operations, financial condition and prospects.
Tellurian’s construction and operations activities are subject to a number of development risks, operational hazards, regulatory approvals and other risks, which could cause cost overruns and delays and could have a material adverse effect on its business, results of operations, financial condition, liquidity and prospects.
Siting, development and construction of the Driftwood Project will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:

•	difficulties or delays in obtaining, or failure to obtain, sufficient debt or equity financing on reasonable terms;

•	failure to obtain all necessary government and third-party permits, approvals and licenses for the construction and operation of any of our proposed LNG facilities;

•	difficulties in engaging qualified contractors necessary to the construction of the contemplated Driftwood Project or other LNG facilities;

•	shortages of equipment, material or skilled labor;

•	natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;

•	unscheduled delays in the delivery of ordered materials;

•	work stoppages and labor disputes;

•	competition with other domestic and international LNG export terminals;

•
unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend in part on supplies of and prices for alternative energy sources and the discovery of new sources of natural resources;

•	unexpected or unanticipated need for additional improvements; and

•	adverse general economic conditions.
Delays beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that are currently estimated, which could require Tellurian to obtain additional sources of financing to fund the activities until the proposed Driftwood Project is constructed and operational (which could cause further delays). Any delay in completion of the Driftwood Project may also cause a delay in the receipt of revenues projected from the Driftwood Project or cause a loss of one or more customers. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.

Technological innovation may render Tellurian’s anticipated competitive advantage or its processes obsolete.
Tellurian’s success will depend on its ability to create and maintain a competitive position in the natural gas liquefaction industry. In particular, although Tellurian plans to construct the Driftwood Project using proven technologies that it believes provide it with certain advantages, Tellurian does not have any exclusive rights to any of the technologies that it will be utilizing. In addition, the technology Tellurian anticipates using in the Driftwood Project may be rendered obsolete or uneconomical by legal or regulatory requirements, technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of its competitors or others, which could materially and adversely affect Tellurian’s business, results of operations, financial condition, liquidity and prospects.
Cyclical or other changes in the demand for and price of LNG and natural gas may adversely affect Tellurian’s LNG business and the performance of our customers and could lead to reduced development of LNG projects worldwide.
Tellurian’s plans and expectations regarding its business and the development of domestic LNG facilities and projects are generally based on assumptions about the future price of natural gas and LNG and the conditions of the global natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to remain in the future, volatile and subject to wide fluctuations that are difficult to predict. Such fluctuations may be caused by factors including, but not limited to, one or more of the following:

•	competitive liquefaction capacity in North America;

•	insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;

•	insufficient or oversupply of LNG tanker capacity;

•	weather conditions;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	decreased oil and natural gas exploration activities, which may decrease the production of natural gas;

•	cost improvements that allow competitors to offer LNG regasification services or provide natural gas liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•
changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;

•	political conditions in natural gas producing regions; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.
Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.
Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Operations of the Driftwood Project will be dependent upon the ability of our LNG sale and purchase agreement customers to deliver LNG supplies from the United States, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the United States, which could increase the available supply of natural gas outside the United States and could result in natural gas in those markets being available at a lower cost than that of LNG exported to those markets.
Additionally, our liquefaction projects will be subject to the risk of LNG price competition at times when we need to replace any existing LNG sale and purchase contract, whether due to natural expiration, default or otherwise, or enter into new LNG sale and purchase contracts. Factors relating to competition may prevent us from entering into a new or replacement LNG sale and purchase contract on economically comparable terms as prior LNG sale and purchase contracts, or at all. Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;

•	increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;

•	increases in the cost to supply natural gas feedstock to our liquefaction projects;

•	decreases in the cost of competing sources of natural gas or alternate sources of energy such as coal, heavy fuel oil, diesel, nuclear, hydroelectric, wind and solar energy;

•	decreases in the price of non-U.S. LNG, including decreases in price as a result of contracts indexed to lower oil prices;

•	increases in capacity and utilization of nuclear power and related facilities;

•	increases in the cost of LNG shipping; and

•	displacement of LNG by pipeline natural gas or alternate fuels in locations where access to these energy sources is not currently available.
Political instability in foreign countries that import natural gas, or strained relations between such countries and the United States, may also impede the willingness or ability of LNG suppliers, purchasers and merchants in such countries to import LNG from the United States. Furthermore, some foreign purchasers of LNG may have economic or other reasons to obtain their LNG from non-U.S. markets or from our competitors’ liquefaction facilities in the United States.
As a result of these and other factors, LNG may not be a competitive source of energy in the United States or internationally. The failure of LNG to be a competitive supply alternative to local natural gas, oil and other alternative energy sources in markets accessible to our customers could adversely affect the ability of our customers to deliver LNG from the United States on a commercial basis. Any significant impediment to the ability to deliver LNG from the United States generally, or from the Driftwood Project specifically, could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
There may be shortages of LNG vessels worldwide, which could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
The construction and delivery of LNG vessels requires significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of Tellurian’s business and customers due to a variety of factors, including, but not limited to, the following:

•	an inadequate number of shipyards constructing LNG vessels and a backlog of orders at these shipyards;

•	political or economic disturbances in the countries where the vessels are being constructed;

•	changes in governmental regulations or maritime self-regulatory organizations;

•	work stoppages or other labor disturbances at the shipyards;

•	bankruptcies or other financial crises of shipbuilders;

•	quality or engineering problems;

•	weather interference or catastrophic events, such as a major earthquake, tsunami, or fire; or

•	shortages of or delays in the receipt of necessary construction materials.
Any of these factors could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
We will rely on third-party engineers to estimate the future capacity ratings and performance capabilities of the Driftwood Project, and these estimates may prove to be inaccurate.
We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Driftwood Project. Any of our LNG facilities, when actually constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our LNG facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates under our future LNG sale and purchase agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The Driftwood Project will be subject to a number of environmental laws and regulations that impose significant compliance costs, and existing and future environmental and similar laws and regulations could result in increased compliance costs, liabilities or additional operating restrictions.
We will be subject to extensive federal, state and local environmental regulations and laws, including regulations and restrictions related to discharges and releases to the air, land and water and the handling, storage, generation and disposal of hazardous materials and solid and hazardous wastes in connection with the development, construction and operation of our LNG facilities. These regulations and laws, which include the Clean Air Act (“CAA”), the Oil Pollution Act, the Clean Water Act (“CWA”) and the Resource Conservation and Recovery Act (“RCRA”), and analogous state and local laws and regulations, will restrict, prohibit or otherwise regulate the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities. These laws and regulations, including the National Environmental Protection Act (“NEPA”), will require Tellurian to obtain and maintain permits with respect to our LNG facilities, prepare environmental impact assessments, provide governmental authorities with access to its facilities for inspection and provide reports related to compliance. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Driftwood Project, Tellurian could be liable for the costs of investigating and cleaning up hazardous substances released into the environment and for damage to natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties, the denial or revocation of permits necessary for our operations, governmental orders to shut down our facilities or capital expenditures related to pollution control equipment or remediation measures that could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
Changes in legislation and regulations relating to the LNG industry could have a material adverse impact on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
Future legislation and regulations, such as those relating to the transportation and security of LNG exported from our proposed LNG facilities through the Calcasieu Ship Channel, could cause additional expenditures, restrictions and delays in connection with the proposed LNG facilities and their construction, the extent of which cannot be predicted and which may require Tellurian to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
Our LNG operations will be subject to significant risks and hazards, one or more of which may create significant liabilities and losses that could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
We will face numerous risks in developing and conducting our LNG business. For example, the plan of operations for the proposed Driftwood Project is subject to the inherent risks associated with LNG operations, including explosions, pollution, release of toxic substances, fires, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the proposed Driftwood Project or damage to persons and property. In addition, operations at the proposed Driftwood Project and vessels of third parties on which Tellurian’s operations are dependent face possible risks associated with acts of aggression or terrorism.
In 2005, 2008 and 2017 hurricanes damaged coastal and inland areas located in the Gulf Coast area, resulting in disruption and damage to certain LNG terminals located in the area. Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Driftwood Project or related infrastructure, as well as delays or cost increases in the construction and the development of the Driftwood Project or other facilities. Storms, disasters and accidents could also damage or interrupt the activities of vessels that we or third parties operate in connection with our LNG business. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels; if any such effects were to occur, they could have an adverse effect on our coastal operations.
Our LNG business will face other types of risks and liabilities as well. For instance, our LNG trading activities will expose us to possible financial losses and various regulatory risks.
Tellurian does not, nor does it intend to, maintain insurance against all of these risks and losses and many risks are not insurable. Tellurian may not be able to maintain desired or required insurance in the future at rates that it considers reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on Tellurian’s business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Risks Relating to Our Potential Natural Gas Production Activities
If the Rockcliff transaction is completed, our business would be subject to risks which may materially impact our results and create losses which may materially impact our results of operations and ability to finance the Driftwood Project. We plan to pursue acquisitions of additional assets as part of our strategy to grow our natural gas production. Most or all of the risks described below will apply to future acquisitions as well.
If completed, the Rockcliff transaction may not achieve its intended results and may result in us assuming unanticipated liabilities. To date, we have conducted only limited diligence regarding the assets and liabilities we would assume in the transaction.
We expect that the Rockcliff transaction, if completed, will provide us with various benefits, growth opportunities and synergies. Achieving the anticipated benefits of the transaction is subject to a number of risks and uncertainties. Under the PSA, we have the opportunity to conduct customary environmental and title due diligence, but our diligence efforts have not been comprehensive. As a result, we may discover title defects or adverse environmental or other conditions of which we are currently unaware. Environmental, title and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse to Rockcliff with respect to those problems. We would assume substantially all of the liabilities associated with the acquired properties and would be entitled to indemnification in connection with those liabilities in only limited circumstances and in limited amounts. We cannot assure that such potential remedies will be adequate for any liabilities we incur, and such liabilities could be significant. In addition, certain of the properties to be acquired are subject to consents to assign and preference rights. If all applicable waivers cannot be obtained, we may not be able to acquire certain properties as originally contemplated and our expected benefits of the acquisition may be adversely affected.
The success of the Rockcliff transaction will depend on, among other things, the accuracy of our assessment of the potential reserves and drilling locations associated with the acquired properties, future natural gas prices and operating costs and various other factors. These assessments are necessarily inexact. The drilling locations we acquire may be less productive than we expect or may cost more than we expect to drill or operate. As a result, we may not recover the purchase price of the acquisition from the sale of production from the property or recognize an acceptable return from such sales. The fact that substantially all of the properties to be acquired are currently undeveloped increases the risk that our operations on those properties will not be successful.
In addition, the integration of operations following the completion of the Rockcliff transaction will require the attention of our management and other personnel, which may distract their attention from our day-to-day business and operations and prevent us from realizing benefits from the transaction or from other opportunities. These issues may be particularly challenging for us because we have no current natural gas production. Further, our senior management will not be able to focus on the integration and development of our natural gas assets to the exclusion of our other operations. Completing the integration process may be more expensive than anticipated, and we cannot assure that we will be able to effect the integration of these operations smoothly or efficiently or that the anticipated benefits of the transaction will be achieved.
Natural gas prices fluctuate widely, and lower prices for an extended period of time may have a material adverse effect on the profitability of our natural gas production activities.
The revenues, operating results and profitability of natural gas production activites will depend significantly on the prices we receive for the natural gas we sell. We will require substantial expenditures to replace reserves, sustain production and fund our business plans. Low natural gas prices can negatively affect the amount of cash available for acquisitions and capital expenditures and our ability to raise additional capital and, as a result, could have a material adverse effect on our revenues, cash flow and reserves. In addition, low prices may result in ceiling test write-downs of our natural gas properties.
Historically, the markets for natural gas have been volatile, and they are likely to continue to be volatile. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply of or demand for natural gas, market uncertainty and other factors that are beyond our control. The volatility of the energy markets makes it extremely difficult to predict future natural gas price movements and we will be unable to fully hedge our exposure to natural gas prices.
Significant capital expenditures will be required to grow our natural gas production activities in accordance with our plans.
Our planned development and acquisition activities will require substantial capital expenditures. We intend to fund our capital expenditures for our natural gas production activities through cash on hand and financing transactions that may include public or private debt or equity offerings or borrowings under a revolving credit facility. We currently have no cash flows from operations and expect to generate only modest cash flows for a significant period of time from the properties we may acquire in the Rockcliff transaction. Our ability to generate operating cash flow in the future will be subject to a number of risks and variables, such as the level of production from existing wells, the price of natural gas, our success in developing and producing new reserves and the other risk factors discussed herein. If we are unable to fund our capital expenditures for natural gas production activities as planned, we could experience a curtailment of our development activity and a decline in our natural gas production, that could affect our ability to pursue our overall strategy.
Drilling and producing operations can be hazardous and may expose us to liabilities.
Natural gas and oil operations are subject to many risks, including well blowouts, cratering and explosions, pipe failures, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, leakages or releases of high-sulphur (or “sour”) gas, severe weather, natural disasters, groundwater contamination and other environmental hazards and risks. Some of these risks or hazards could materially and adversely affect our revenues and expenses by reducing production from wells, causing wells to be shut in or otherwise negatively impacting the projected economic performance of our prospects. For our non-operated properties, we will be dependent on the operator for operational and regulatory compliance. If any of these risks occurs, we could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources or equipment;

•	pollution or other environmental damage;

•
facility or equipment malfunctions and equipment failures or accidents, including acceleration of deterioration of our facilities and equipment due to the highly corrosive nature of sour gas we produce;

•	clean-up responsibilities;

•	regulatory investigations and administrative, civil and criminal penalties; and

•	injunctions resulting in limitation or suspension of operations.
A material event such as those described above could expose us to liabilities, monetary penalties or interruptions in our business operations. We may not maintain insurance against such risks, and some risks are not insurable. Even when we are insured, our insurance may not be adequate to cover casualty losses or liabilities. Also, in the future we may not be able to obtain insurance at premium levels that justify its purchase. The occurrence of a significant event against which we are not fully insured may expose us to liabilities.
Our natural gas production activities will be subject to complex laws and regulations relating to environmental protection that can adversely affect the cost, manner and feasibility of doing business, and further regulation in the future could increase costs, impose additional operating restrictions and cause delays.
Our natural gas production activities and properties will be subject to numerous federal, regional, state and local laws and regulations governing the release of pollutants or otherwise relating to environmental protection. These laws and regulations govern the following, among other things:

•	conduct of drilling, completion, production and midstream activities;

•	amounts and types of emissions and discharges;

•	generation, management, and disposition of hazardous substances and waste materials;

•	reclamation and abandonment of wells and facility sites; and

•	remediation of contaminated sites.
In addition, these laws and regulations may impose substantial liabilities for our failure to comply or for any contamination resulting from our operations, including the assessment of administrative, civil and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the development of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Future environmental laws and regulations imposing further restrictions on the emission of pollutants into the air, discharges into state or U.S. waters, wastewater disposal and hydraulic fracturing, or the designation of previously unprotected species as threatened or endangered in areas where we operate, may negatively impact our natural gas production. We cannot predict the actions that future regulation will require or prohibit, but our business and operations could be subject to increased operating and compliance costs if certain regulatory proposals are adopted. In addition, such regulations may have an adverse impact on our ability to develop and produce our reserves.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Several states are considering adopting regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. There are also certain governmental reviews either underway or being proposed that focus on deep shale and other formation completion and production practices, including hydraulic fracturing. These studies assess, among other things, the risks of groundwater contamination and earthquakes caused by hydraulic fracturing and other exploration and production activities. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate or even ban such activities, as some state and local governments have already done. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and process prohibitions. Among other things, this could adversely affect the cost to produce natural gas, either by us or by third-party suppliers, and therefore LNG.
If the Rockcliff transaction is completed, we expect to drill the locations we acquire over a multi-year period, making them susceptible to uncertainties that could materially alter the occurrence or timing of drilling.
Our management team has identified certain well locations on the properties we may acquire in the Rockcliff transaction. Our ability to drill and develop these locations depends on a number of uncertainties, including natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these factors, we do not know if the well locations we have identified will ever be drilled or if we will be able to produce natural gas from these or any other potential locations.
The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and services could adversely affect our ability to execute our development plans within budgeted amounts and on a timely basis.
The demand for qualified and experienced field and technical personnel to conduct our operations can fluctuate significantly, often in correlation with hydrocarbon prices. The price of services and equipment may increase in the future and availability may decrease. In addition, it is possible that oil prices could increase without a corresponding increase in natural gas prices, which could lead to increased demand and prices for equipment, facilities and personnel without an increase in the price at which we sell our natural gas to third parties. In this scenario, necessary equipment, facilities and services may not be available to us at economical prices. Any shortages in availability or increased costs could delay us or cause us to incur significant additional expenditures, which could have a material adverse effect on the competitiveness of the natural gas we sell and therefore on our business, financial condition or results of operations.
Our natural gas production may be adversely affected by pipeline and gathering system capacity constraints.
Our natural gas production activities will rely on third parties to meet our needs for midstream infrastructure and services. Capital constraints could limit the construction of new infrastructure by third parties. We may experience delays in producing and selling natural gas from time to time when adequate midstream infrastructure and services are not available. Such an event could reduce our production or result in other adverse effects on our business.
Risks Relating to Our Business in General
We are pursuing a strategy of participating in multiple aspects of the natural gas business, which exposes us to risks.
We plan to to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. We may not be successful in executing our strategy in the near future, or at all. Our management will be required to understand and manage a diverse set of business opportunities, which may distract their focus and make it difficult to be successful in increasing value for shareholders.
Tellurian will be subject to risks related to doing business in, and having counterparties based in, foreign countries.
Tellurian may engage in operations or make substantial commitments and investments, or enter into agreements with counterparties, located outside the United States, which would expose Tellurian to political, governmental, and economic instability and foreign currency exchange rate fluctuations.
Any disruption caused by these factors could harm Tellurian’s business, results of operations, financial condition, liquidity and prospects. Risks associated with operations, commitments and investments outside of the United States include but are not limited to risks of:

•	currency fluctuations;

•	war or terrorist attack;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	changing political conditions;

•	changing laws and policies affecting trade, taxation, and investment;

•	multiple taxation due to different tax structures;

•	general hazards associated with the assertion of sovereignty over areas in which operations are conducted; and

•	the unexpected credit rating downgrade of countries in which Tellurian’s LNG customers are based.
Because Tellurian’s reporting currency is the United States dollar, any of the operations conducted outside the United States or denominated in foreign currencies would face additional risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. In addition, Tellurian would be subject to the impact of foreign currency fluctuations and exchange rate changes on its financial reports when translating its assets, liabilities, revenues and expenses from operations outside of the United States into U.S. dollars at then-applicable exchange rates. These translations could result in changes to the results of operations from period to period.
Tellurian Investments, Driftwood LNG, Driftwood Pipeline and Tellurian Services (collectively , the “Tellurian Defendants”) are defendants in a lawsuit that could result in equitable relief and/or monetary damages that could have a material adverse effect on Tellurian’s operating results and financial condition.
The Tellurian Defendants, along with Tellurian director Martin Houston and three other individuals as well as certain entities in which each of them owned membership interests, as applicable, have been named as defendants in a lawsuit. Although the Tellurian Defendants believe the plaintiffs’ claims are without merit, the Tellurian Defendants may not ultimately be successful and any potential liability they may incur is not reasonably estimable. Moreover, even if the Tellurian Defendants are successful in the defense of this litigation, they could incur costs and suffer both an economic loss and an adverse impact on their reputations, which could have a material adverse effect on their business. In addition, any adverse judgment or settlement of the litigation could have an adverse effect on our operating results and financial condition.
Potential legislative and regulatory actions addressing climate change could significantly impact us.
Various state governments and regional organizations have considered enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as oil and natural gas production equipment and facilities. At the federal level, the EPA has already made findings and issued regulations that will require us to establish and report an inventory of greenhouse gas emissions. Additional legislative and/or regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly.
In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement will require countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. The Paris Agreement could further drive regulation in the United States. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various states or at the federal level could adversely affect us. We note that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods, and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.
A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Tellurian will be subject to extensive federal, state and local health and safety regulations and laws. Health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in personal harm or injury, penalties for non-compliance with relevant laws and regulations or litigation, and a failure that results in a significant health and safety incident is likely to be costly in terms of potential liabilities. Such a failure could generate public concern and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies and local communities, which in turn could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
A terrorist attack, including cyberterrorism, or military incident could result in delays in, or cancellation of, construction or closure of our proposed LNG facilities or other disruption to our business.
A terrorist, including a cyberterrorist, incident or military incident could disrupt our business. For example, an incident involving an LNG carrier or LNG facility may result in delays in, or cancellation of, construction of new LNG facilities, including our proposed LNG facilities, which would increase Tellurian’s costs and decrease its cash flows. A terrorist incident may also result in temporary or permanent closure of Tellurian facilities or operations, which could increase costs and decrease cash flows, depending on the duration of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect Tellurian’s business and customers, including the ability of Tellurian’s suppliers or customers to satisfy their respective obligations under Tellurian’s commercial agreements.
Failure to retain and attract key executive officers, key advisors such as Tellurian’s Chairman, Vice Chairman or other skilled professional and technical employees could have an adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
The success of Tellurian’s business relies heavily on its executive officers and key advisors such as its Chairman and Vice Chairman. Should Tellurian’s executive officers be unable to perform their duties on behalf of Tellurian, or should Tellurian be unable to retain or attract other members of management, Tellurian’s business, results of operations, financial condition, liquidity and prospects could be materially impacted.
Additionally, we are dependent upon an available labor pool of skilled employees. We will compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and to provide our customers with the highest quality service. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.
Competition is intense in the energy industry and some of Tellurian’s competitors have greater financial, technological and other resources.
Tellurian plans to operate in various aspects of the natural gas business and will face intense competition in each area. Depending on the area of operations, competition may come from independent, technology-driven companies, large, established companies and others.
For example, many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities to serve the North American natural gas market, including other proposed liquefaction facilities in North America. Tellurian may face competition from major energy companies and others in pursuing its proposed business strategy to provide liquefaction and export products and services at its proposed Driftwood Project. In addition, competitors have developed and are developing additional LNG terminals in other markets, which will also compete with our proposed LNG facilities.
As another example, our business will face competition in, among other things, buying and selling reserves and leases and obtaining goods and services needed to operate and market natural gas. Competitors include multinational oil companies, independent production companies and individual producers and operators.
Many of our competitors have longer operating histories, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources than Tellurian currently possesses. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against Tellurian, which could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 2017	—	$—
August 2017	50,304	7.76
September 2017	3,516	10.88
Total	53,820

(1) Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of restricted stock issued to employees pursuant to the Omnibus Plan.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended September 30, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.
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
Amendment to Director Nomination Procedures
Effective September 20, 2017, the Company amended the advance notice provisions of its bylaws; as amended, the bylaws generally require a stockholder seeking to propose a candidate for election as a director or other business at an annual meeting of stockholders to provide notice to the Company not earlier than 120 days nor later than 90 days prior to the first anniversary of the preceding year’s annual meeting.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1*	Purchase and Sale Agreement, dated as of September 6, 2017, by and between Rockcliff Energy Operating LLC and Tellurian Production LLC
3.1*	Amended and Restated Certificate of Incorporation of Tellurian Inc.
3.2*	Amended and Restated Bylaws of Tellurian Inc.
10.1†	Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
10.2*†	2017 - 2021 Long Term Incentive Compensation Program (LTIP) under the Amended and Restated 2016 Tellurian Inc. 2016 Omnibus Incentive Compensation Plan
10.3*†	Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management)
10.4*†	Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees)
10.5*†	Form of Stock Option Grant Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management)
10.6*†	Form of Stock Option Grant Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees)
10.7*†	Form of Indemnification Agreement (Officers)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	November 9, 2017	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	November 9, 2017	By:	/s/ Khaled Sharafeldin
Khaled Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.