Form 10-Q
period 2018-03-31
TELLURIAN INC. /DE/
filed 2018-05-09
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of May 4, 2018 there were 228,421,102 shares of common stock, $0.01 par value, issued and outstanding.

Tellurian Inc.

Cautionary Information About Forward-Looking Statements
The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “may,” “plan,” “potential,” “project,” “proposed,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

•	our businesses and prospects;

•	planned or estimated capital expenditures;

•	availability of liquidity and capital resources;

•	our ability to obtain additional financing as needed and the terms of financing transactions, including at Driftwood Holdings LLC;

•	revenues and expenses;

•	progress in developing our projects and the timing of that progress;

•	future values of the Company’s projects or other interests, operations or rights; and

•	government regulations, including our ability to obtain, and the timing of, necessary governmental permits and approvals.
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas and LNG;

•	risks related to shortages of LNG vessels worldwide;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident involving an LNG carrier;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	development risks, operational hazards and regulatory approvals;

•	our ability to enter and consummate planned financing and other transactions; and

•	risks and uncertainties associated with litigation matters.
The forward-looking statements in this report speak as of the date hereof. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by securities laws.

DEFINITIONS
To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

ASU	Accounting Standards Update
Bcf	Billion cubic feet of natural gas
Bcf/d	Bcf per day
DD&A	Depreciation, depletion and amortization
EPC	Engineering, procurement and construction
FEED	Front-End Engineering and Design
FERC	U.S. Federal Energy Regulatory Commission
GAAP	Generally accepted accounting principles in the U.S.
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
Mcf	Thousand cubic feet of natural gas
MMBtu	Million British thermal unit
MMcf	Million cubic feet of natural gas
MMcf/d	MMcf per day
MMcfe	Million cubic feet of gas equivalent volumes using a ratio of 6 Mcf to 1 barrel of liquid
Mtpa	Million tonnes per annum
Nasdaq	Nasdaq Capital Market
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$112,487	$128,273
Accounts receivable	2,347	583
Accounts receivable due from related parties	1,316	1,377
Prepaid expenses and other current assets	4,670	3,458
Total	120,820	133,691
Property, plant and equipment, net	116,041	115,856
Deferred engineering costs	31,650	18,000
Other non-current assets	11,503	9,276
Total assets	$280,014	$276,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,255	$11,462
Accrued liabilities	23,888	39,101
Other current liabilities	—	1,735
Total	27,143	52,298
Asset retirement obligation	649	638
Total liabilities	27,792	52,936

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and zero shares outstanding	28	—
Common stock, $0.01 par value, 400,000,000 authorized: 228,421,102 and 222,749,220 shares outstanding	2,072	2,043
Additional paid-in capital	603,420	549,958
Accumulated deficit	(353,298)	(328,114)
Total stockholders’ equity	252,222	223,887
Total liabilities and stockholders’ equity	$280,014	$276,823

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Natural gas sales	$939	$—
LNG sales	2,689	—
Other LNG revenue	3,173	—
Total revenue	6,801	—

Operating costs and expenses
Cost of sales	4,443	—
Development expenses	8,972	21,589
DD&A	377	60
General and administrative expenses	18,401	44,480
Goodwill impairment	—	77,592
Total operating costs and expenses	32,193	143,721
Loss from operations	(25,392)	(143,721)
Gain on Series A preferred stock exchange feature	—	2,209
Other income, net	390	163
Loss before income taxes	(25,002)	(141,349)
Income tax benefit (provision)	(182)	—
Net loss	$(25,184)	$(141,349)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.92)
Weighted average shares outstanding
Basic and diluted	204,772	154,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accum. Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2018	$—	$2,043	$549,958	$(328,114)	$223,887
Issuance of common stock	—	15	14,459	—	14,474
Issuance of Series C preferred stock	28	—	22,582	—	22,610
Share-based compensation(1)	—	14	16,421	—	16,435
Net loss	—	—	—	(25,184)	(25,184)
BALANCE AT MARCH 31, 2018	$28	$2,072	$603,420	$(353,298)	$252,222

(1) Includes settlement of 2017 bonus that was accrued for in December 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(25,184)	$(141,349)
Adjustments to reconcile net loss to net cash used in operating activities:
DD&A	377	60
Goodwill impairment	—	77,592
Gain on Series A preferred stock exchange feature	—	(2,209)
Share-based compensation	1,294	17,596
Share-based payments	—	17,770
Net changes in working capital (Note 9)	(435)	(11,149)
Net cash used in operating activities	(23,948)	(41,689)

Cash flows from investing activities:
Cash received in acquisition	—	56
Purchase of natural gas properties	(257)	—
Purchase of property, plant and equipment	(472)	(573)
Proceeds from sale of available-for-sale securities	—	266
Net cash used in investing activities	(729)	(251)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,000	207,500
Tax payments for net share settlement of equity awards (Note 9)	(5,583)	—
Equity offering costs	(526)	(135)
Net cash provided by financing activities	8,891	207,365

Net increase (decrease) in cash and cash equivalents	(15,786)	165,425
Cash and cash equivalents, beginning of period	128,273	21,398
Cash and cash equivalents, end of period	$112,487	$186,823

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — General
The terms “we,” “our,” “us” and “Tellurian” as used in this report refer collectively to Tellurian Inc. and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within Tellurian Inc.
Nature of Operations
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. We have begun to establish a portfolio of natural gas production, LNG marketing, and infrastructure including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”).
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The accompanying interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our Condensed Consolidated Financial Statements. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2017.
The results for the three months ended March 31, 2018 are not necessarily indicative of future financial results. Further, while we recently commenced operations, we are still subject to significant risks and uncertainties, including failing to secure additional funding to construct the Driftwood Project.
Use of Estimates
To conform with GAAP, we make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. Although these estimates and assumptions are based on our best available knowledge at the time, actual results may differ.
New Accounting Standards Issued and Adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), amended the previous revenue recognition guidance and required us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on January 1, 2018, utilizing the modified retrospective approach. We developed an accounting policy, implemented changes to the relevant business processes and the control activities within them, and evaluated the disclosure requirements as a result of the provisions of this ASU. Adoption of the ASU did not require an adjustment to the opening equity and did not change our amount and timing of revenues. We have elected to exclude all taxes from the measurement of transaction price.
For the sale of commodities, we consider the delivery of each unit (MMBtu) to be a separate performance obligation that is satisfied upon delivery. These contracts are either fixed price contracts or contracts with a fixed differential to an index price both of which are considered fixed consideration. The fixed consideration is allocated to each performance obligation and represents the relative standalone selling price basis.
Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “LNG sales” on the Condensed Consolidated Statements of Operations, for which we require payment within 10 days from delivery. Other LNG revenue represents revenue earned from sub-charter agreements and is accounted for outside of this ASU and in line with Accounting Standards Codification 840, Leases.
Based on our judgment, the performance obligations for the sale of natural gas and LNG are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas or LNG is delivered to the designated sales point.
Because our performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, we have recognized amounts due from contracts with customers of $2.0 million as accounts receivable within the Condensed Consolidated Balance Sheet.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

New Accounting Standards Issued But Not Yet Adopted
ASU 2016-02, Leases (Topic 842), requires a lessee to recognize leases on its balance sheet by recording a liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This standard may be early adopted and must be adopted using a modified retrospective approach with certain available practical expedients. While we are still evaluating the provisions of the ASU to determine how we will be affected, based on our preliminary assessment we will record assets and liabilities for current operating leases related to our office spaces.
NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and natural gas properties, as shown below (in thousands):

	March 31, 2018	December 31, 2017
Land	$9,963	$9,491
Proved natural gas properties	90,952	90,869
Unproved natural gas properties	13,000	13,000
Corporate and other	3,035	3,038
Total property, plant and equipment at cost	116,950	116,398
Accumulated DD&A	(909)	(542)
Total property, plant and equipment, net	$116,041	$115,856
Proved Properties
We own producing and non-producing acreage in Northern Louisiana.
Unproved Properties
We own interests in unproved properties in the Weald Basin, United Kingdom and the Bonaparte Basin, Australia. In the United Kingdom, we hold non-operating interests in two licenses which expire in June and September 2021, respectively. In Australia, we hold an operating interest in an exploration permit which expires in May 2019. In March 2018, we received approval from Australian regulators to have a seismic survey conducted on our interest in the Bonaparte Basin. See Note 10, Subsequent Events, for further information regarding our interest in the Australian exploration permit.
NOTE 3 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of approximately $31.7 million as of March 31, 2018 represent detailed engineering services related to the Driftwood terminal. Such costs will be deferred until construction commences on the Driftwood terminal, at which time they will be transferred to construction in progress.
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Land lease and purchase options	$3,166	$2,948
Permitting costs	6,719	4,708
Goodwill	1,190	1,190
Other	428	430
Total other non-current assets	$11,503	$9,276
Land Lease and Purchase Options
We hold lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage that provide for four or five-year terms. In addition to the Options, the Company holds a ground lease for a port facility adjacent to a tract of land that was acquired in March 2016. The lease provides for a four-year term, subject to a 20-year extension and six five-year renewals. The ground lease is accounted for as an operating lease, with rental payments accounted for using the straight-line method.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Upon exercise of the Options, the leases are subject to maximum terms of 60 years (inclusive of various renewals) at the option of the Company. Lease and purchase option payments have been capitalized in other non-current assets. Costs of the lease and purchase options will be amortized over the life of the lease once obtained, or capitalized into the land if purchased.
Permitting Costs
Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2017. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which require us to mitigate the impact to the Louisiana wetlands caused by the construction of the Driftwood Project. If the USACE permit is secured, the permitting costs will be capitalized and depreciated with the total cost to construct the Driftwood Project.
NOTE 5 — STOCKHOLDERS' EQUITY
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq through Credit Suisse Securities (USA) LLC acting as sales agent. We have the availability under the at-the-market program to raise aggregate sales proceeds of up to $189.7 million.
Preferred Stock
In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel Oil, Gas and Chemicals, Inc., a Delaware corporation (“Bechtel”), pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of Series C convertible preferred stock (the “Preferred Stock”).
In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of amounts outstanding, and to apply approximately $27.3 million to future services, in connection with detailed engineering services for the Driftwood terminal. The approximately $22.7 million is recognized on our Condensed Consolidated Balance Sheets within deferred engineering costs. The remaining approximately $27.3 million from the Preferred Stock issuance is subject to forfeiture and return if future services are not provided. We will account for the issuance of the remaining share of Preferred Stock as those services are received. In addition, the services to be received will be recognized within deferred engineering costs on our Condensed Consolidated Balance Sheets. See Note 3, Deferred Engineering Costs, for further information regarding the costs associated with the detailed engineering services.
The holders of the Preferred Stock do not have dividend rights but do have a liquidation preference over holders of our common stock. The holders of the Preferred Stock may convert all or any portion of their shares into shares of our common stock on a one-for-one basis. At any time after “Substantial Completion” of “Project 1,” each as defined in and pursuant to the LSTK EPC agreement for the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, or at any time after March 21, 2028, we have the right to cause all of the Preferred Stock to be converted into shares of our common stock on a one-for-one basis. The Preferred Stock has been excluded from the computation of diluted earnings per share because including it would have been antidilutive for the periods presented.
Exercise of Overallotment
In January 2018, in connection with the Company's December 2017 equity offering, the underwriters exercised their option to purchase an additional 1.5 million shares of our common stock for proceeds of approximately $14.5 million, net of approximately $0.5 million in fees and commissions.
NOTE 6 — SHARE-BASED COMPENSATION
We have granted restricted stock, restricted stock units and phantom units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, directors and outside consultants under the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, as amended (the “2016 Plan”), and the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (the “Legacy Plan”). The maximum number of shares of Tellurian common stock authorized for issuance under the 2016 Plan is 40 million shares of common stock and no further awards can be granted under the Legacy Plan.
Upon the vesting of restricted stock, shares of common stock will be released to the employee. Upon the vesting of restricted stock units, the units will be converted into shares of common stock and released to the employee. Beginning in March 2018, we began issuing phantom units that may be settled in either cash, stock, or a combination thereof.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2018, we have granted approximately 23.9 million shares of performance-based Restricted Stock, of which approximately 19.8 million shares will vest entirely based upon an affirmative final investment decision (“FID”) by the Company’s board of directors, as defined in the award agreements, and approximately 3.4 million shares will vest in one-third increments at FID and the first and second anniversary of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.7 million shares, will vest based on other criteria. As of March 31, 2018, no expense has been recognized in connection with performance-based Restricted Stock.
For the three months ended March 31, 2018, the recognized share-based compensation expense related to all share-based awards totaled approximately $1.3 million. As of March 31, 2018, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $197.3 million. Further, the approximately 23.9 million shares of performance-based Restricted Stock and approximately 2.0 million stock options outstanding have been excluded from the computation of diluted earnings per share because including them would have been antidilutive for the periods presented.
NOTE 7 — ACCRUED LIABILITIES
The components of accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Project development activities	$4,385	$5,142
Payroll and compensation	10,768	25,833
Accrued taxes	2,969	2,764
Professional services (e.g., legal, audit)	2,671	2,806
Other	3,095	2,556
Total accrued liabilities	$23,888	$39,101
NOTE 8 — INCOME TAXES
Due to our cumulative loss position and historical net operating losses (“NOLs”), we have recorded a full valuation allowance against our U.S. deferred tax assets as of March 31, 2018 and December 31, 2017. Accordingly, we have not recorded a provision for federal or state income taxes during the three months ended March 31, 2018. The provision recorded in the accompanying Condensed Consolidated Financial Statements is for foreign income taxes.
                We experienced ownership changes as defined by Internal Revenue Code (“IRC”) Section 382 in 2017 and an analysis of the annual limitation on the utilization of our NOLs was performed at that time. It was determined that IRC Section 382 will not limit the use of our NOLs over the carryover period. We will continue to monitor trading activity in our shares that may cause an additional ownership change, which may ultimately affect our ability to fully utilize our existing NOL carryforwards.
NOTE 9 — ADDITIONAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

	Three Months Ended March 31,
	2018	2017
Accounts receivable	$(1,718)	$18
Accounts receivable due from related parties	62	(1,593)
Prepaid expenses and other current assets	(1,213)	(553)
Accounts payable and accrued liabilities	3,807	(8,517)
Other, net	(1,373)	(504)
Net changes in working capital	$(435)	$(11,149)
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2018	2017
Other non-current assets non-cash accruals	$2,584	$—
Non-cash settlement of withholding taxes associated with the 2017 bonus accrual	5,583	—
Non-cash settlement of the 2017 bonus accrual	15,140	—

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 — SUBSEQUENT EVENTS
In April 2018, we received an offer and agreed to transfer our Australian exploration permit to a third party for consideration of approximately $0.2 million in cash and the release of approximately $1.3 million in liabilities incurred in connection with a canceled 2017 seismic survey. We will recognize a loss on the transfer of the permit of approximately $1.0 million during the second quarter of 2018. The transfer of our Australian exploration permit will allow us to further focus our upstream activities domestically.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:

•	Our Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Capital Development Activities

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Recent Accounting Standards
Our Business
We intend to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”). Our Business may be developed in phases.
The proposed Driftwood terminal will have a liquefaction capacity of approximately 27.6 Mtpa and will be situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths. We have entered into four LSTK EPC agreements totaling $15.2 billion with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for construction of the Driftwood terminal.
The proposed Driftwood pipeline is a new 96-mile large diameter pipeline that will interconnect with 14 existing interstate pipelines throughout southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch, 36-inch and 30-inch diameter pipeline segments and three compressor stations totaling approximately 274,000 horsepower, all as necessary to provide approximately 4 Bcf/d of average daily natural gas transportation service. We estimate construction costs for the Driftwood pipeline of approximately $2.3 billion before owners’ costs, financing costs and contingencies.
We intend to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines which are currently in the early stages of development. One, the Haynesville Global Access Pipeline, is expected to run 200 miles from northern to southwest Louisiana. The other, the Permian Global Access Pipeline, is expected to run 625 miles from west Texas to southwest Louisiana. Each is expected to have a diameter of 42 inches and be capable of delivering approximately 2 Bcf/d of natural gas. We currently estimate that construction costs will be approximately $1.4 billion for the Haynesville Global Access Pipeline and approximately $3.7 billion for the Permian Global Access Pipeline, in each case before owners’ costs, financing costs and contingencies.
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 11,620 net acres and 20 operated producing wells located in the Haynesville Shale trend of north Louisiana. These wells have net current production of approximately 3.6 MMcf/d. As of December 31, 2017, our estimate of net reserves in these properties was 327,180 MMcfe. We are seeking opportunities to acquire additional upstream assets in the Haynesville. We also continue to develop our LNG marketing activities as described below in “— Overview of Significant Events.”
In connection with the implementation of our Business, we are offering partnership interests in a subsidiary, Driftwood Holdings LLC (“Driftwood Holdings”), which will own the Driftwood terminal, one or more of our pipelines, and our natural gas production assets. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production for the life of the Driftwood terminal.  We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Significant Events
Significant Transactions
Public Equity Offering. In connection with our equity offering in December 2017, the underwriters were granted an option to purchase up to an additional 1.5 million shares of common stock within 30 days. The option was exercised in full in January 2018, resulting in total proceeds of approximately $14.5 million, net of approximately $0.5 million in fees and commissions.
Preferred Stock Issuance. In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel, pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of Series C convertible preferred stock (the “Preferred Stock”). In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of amounts outstanding, and to apply approximately $27.3 million to future services, in connection with detailed engineering services for the Driftwood terminal.
LNG Marketing. We continued to execute our LNG marketing strategy by utilizing the vessel charter entered into during 2017. The vessel charter enabled us to execute a number of LNG purchase and sale opportunities, as well as sub-charter opportunities, resulting in revenue for the three months ended March 31, 2018 of approximately $5.9 million.
Liquidity and Capital Resources
Capital Resources
We are currently funding our operations and development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $112.5 million of cash and cash equivalents as of March 31, 2018 on a consolidated basis, which are primarily the result of issuances of common stock throughout 2017. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
We also have the ability to raise funds through common or preferred stock issuances, debt financings and an at-the-market equity offering program through Credit Suisse Securities (USA) LLC under which we may raise aggregate sales proceeds of up to $189.7 million.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,

	2018	2017
Cash used in operating activities	$(23,948)	$(41,689)
Cash used in investing activities	(729)	(251)
Cash provided by financing activities	8,891	207,365

Net (decrease) increase in cash and cash equivalents	(15,786)	165,425
Cash and cash equivalents, beginning of the period	128,273	21,398
Cash and cash equivalents, end of the period	$112,487	$186,823

Net working capital	$93,677	$174,581
Cash used in operating activities for the three months ended March 31, 2018 decreased approximately $17.7 million compared to the same period in 2017. During the three months ended March 31, 2018, our largest vendor, Bechtel, was paid non-cash consideration pursuant to the Preferred Stock transaction whereas $12.5 million in cash payments were made during the same period in 2017. For more information regarding the Preferred Stock transaction, see Note 5, Stockholders' Equity. In addition, as part of the closing of our reverse merger in 2017, we incurred approximately $4.9 million of cash payments during three months ended March 31, 2017.
Cash provided by financing activities for the three months ended March 31, 2018 decreased approximately $198.5 million compared to the same period in 2017. The decrease in cash provided by financing activities primarily relates to the issuance of common stock during the three months ended March 31, 2017, which resulted in net proceeds of approximately $207.4 million, compared to the common stock issuance during the three months ended March 31, 2018, which resulted in net proceeds of approximately $14.5 million.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

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
We estimate construction costs of approximately $15.2 billion, or $550 per tonne, for the Driftwood terminal and approximately $2.3 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies.  We are also developing the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, which combined are estimated to cost approximately $5.1 billion before owners’ costs, financing costs and contingencies. We may acquire additional net developed and undeveloped acres of natural gas properties at one or more of our subsidiaries and these acquisitions may be funded through the use of cash-on-hand and/or proceeds from equity or debt financings. We anticipate funding our more immediate liquidity requirements utilizing cash-on-hand.
We are offering partnership interests in a subsidiary, Driftwood Holdings, which will own the Driftwood terminal, one or more of our pipelines, and our natural gas production assets. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production for the life of the Driftwood terminal.  We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings.
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenue	$6,801	$—
Cost of sales	4,443	—
Development expenses	8,972	21,589
DD&A	377	60
General and administrative expenses	18,401	44,480
Goodwill impairment	—	77,592
Loss from operations	(25,392)	(143,721)
Gain on Series A preferred stock exchange feature	—	2,209
Other income, net	390	163
Income tax benefit (provision)	(182)	—
Net loss	$(25,184)	$(141,349)
Our consolidated net loss was approximately $25.2 million for the three months ended March 31, 2018, compared to a net loss of approximately $141.3 million during the same period in 2017. This $116.2 million decrease in net loss is primarily a result of a lack of goodwill impairment charge during the current quarter compared to a $77.6 million charge in 2017. The decrease in our net loss is also a result of the following:

•
The $12.6 million decrease in development expenses is primarily due to the nature of invoices related to our largest development vendor, Bechtel. The services Bechtel provided during the three months ended March 31, 2018, primarily detailed engineering services for the Driftwood terminal, are being capitalized whereas the FEED studies on the Driftwood Project were expensed during the same period in 2017. For more information regarding the detailed engineering services provided by Bechtel, see Note 3, Deferred Engineering Costs.

•
The $26.1 million decrease in general and administrative expenses is attributable to a decrease in share-based compensation and share-based payments to vendors, partially offset by an overall increase in headcount when compared to the same period in 2017.

The decrease in expenses for the three months ended March 31, 2018 was partially offset by the following:

•	Cost of sales during the period increased approximately $4.4 million compared to the same period in 2017 primarily due to LNG marketing transactions of approximately $4.0 million.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

•
Revenue during the period increased approximately $6.8 million compared to the same period in 2017. This increase is primarily due to LNG sales revenue of approximately $2.7 million and LNG sub-charter revenue of approximately $3.2 million.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 1, General, of our Notes to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we do not hold, and are not party to, any instruments that are subject to any market risks that are material to our business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 2018	—	$—
February 2018	6,088	10.12
March 2018	—	—
Total	6,088

(1) Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of restricted stock issued to employees pursuant to the 2016 Plan.
ITEM 5. OTHER INFORMATION
2018 Annual Meeting of Stockholders
We expect to hold our 2018 Annual Meeting of Stockholders on June 6, 2018.
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2018, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended March 31, 2018, we did not engage in any transactions with Iran or with persons or entities related to Iran.
TOTAL and TOTAL S.A. have beneficial ownership of approximately 20% of the outstanding Tellurian common stock. TOTAL has the right to designate for election one member of Tellurian’s board of directors, and Jean Jaylet is the current TOTAL designee. TOTAL will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 16, 2018, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2017 (the “TOTAL 2017 Annual Report”) regarding activities during 2017 that require disclosure under the ITRSHRA. The relevant disclosures are reproduced in Exhibit 99.1 to this report and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the TOTAL 2017 Annual Report.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designations of Series C Convertible Preferred Stock of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2018)
10.1†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.2†	Form of Construction Incentive Award Agreement (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit No.	Description
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Section 13(r) Disclosure
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	May 9, 2018	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	May 9, 2018	By:	/s/ Khaled Sharafeldin
Khaled Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.