Form 10-Q
period 2018-06-30
TELLURIAN INC. /DE/
filed 2018-08-08
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐ No ☒
As of August 1, 2018 there were 240,522,514 shares of common stock, $0.01 par value, issued and outstanding.

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
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas and LNG;

•	risks related to shortages of LNG vessels worldwide;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident involving an LNG carrier;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	governmental interventions in the LNG industry;

•	uncertainties regarding our ability to maintain sufficient liquidity and capital resources to implement our projects;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	development risks, operational hazards and regulatory approvals;

•	our ability to enter and consummate planned financing and other transactions; and

•	risks and uncertainties associated with litigation matters.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$196,846	$128,273
Accounts receivable, net of allowance for doubtful accounts of $15 and $0, respectively	553	583
Accounts receivable due from related parties	1,316	1,377
Prepaid expenses and other current assets	3,160	3,458
Total	201,875	133,691
Property, plant and equipment, net	116,437	115,856
Deferred engineering costs	44,100	18,000
Other non-current assets	11,126	9,276
Total assets	$373,538	$276,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,118	$11,462
Accrued liabilities	25,707	39,101
Other current liabilities	—	1,735
Total	27,825	52,298
Asset retirement obligation	659	638
Total liabilities	28,484	52,936

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and zero shares outstanding, respectively	43	—
Common stock, $0.01 par value, 400,000,000 authorized: 240,522,514 and 222,749,220 shares outstanding, respectively	2,193	2,043
Additional paid-in capital	731,970	549,958
Accumulated deficit	(389,152)	(328,114)
Total stockholders’ equity	345,054	223,887
Total liabilities and stockholders’ equity	$373,538	$276,823

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Natural gas sales	$813	$—	$1,752	$—
LNG sales	—	—	2,689	—
Other LNG revenue	—	—	3,173	—
Total revenue	813	—	7,614	—

Operating costs and expenses
Cost of sales	217	—	4,660	—
Development expenses	12,895	14,608	21,867	36,190
DD&A	342	79	719	139
General and administrative expenses	22,208	18,212	40,609	62,699
Impairment charge and loss on transfer of assets	1,809	—	1,809	—
Goodwill impairment	—	—	—	77,592
Total operating costs and expenses	37,471	32,899	69,664	176,620
Loss from operations	(36,658)	(32,899)	(62,050)	(176,620)
Gain on Series A preferred stock exchange feature	—	—	—	2,209
Other income, net	622	376	1,012	539
Loss before income taxes	(36,036)	(32,523)	(61,038)	(173,872)
Income tax benefit	182	—	—	—
Net loss	$(35,854)	$(32,523)	$(61,038)	$(173,872)
Net loss per common share(1)
Basic and diluted	$(0.17)	$(0.17)	$(0.30)	$(1.18)
Weighted-average shares outstanding
Basic and diluted	206,531	186,102	205,656	146,756

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accum. Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2018	$—	$2,043	$549,958	$(328,114)	$223,887
Issuance of common stock	—	135	129,575	—	129,710
Issuance of Series C preferred stock	43	—	35,023	—	35,066
Share-based compensation(1)	—	15	17,414	—	17,429
Net loss	—	—	—	(61,038)	(61,038)
BALANCE AT JUNE 30, 2018	$43	$2,193	$731,970	$(389,152)	$345,054

(1) Includes settlement of 2017 bonus that was accrued for in December 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(61,038)	$(173,872)
Adjustments to reconcile net loss to net cash used in operating activities:
DD&A	719	139
Goodwill impairment	—	77,592
Gain on Series A preferred stock exchange feature	—	(2,209)
Share-based compensation	2,368	17,951
Share-based payments	—	19,397
Impairment charge and loss on transfer of assets	1,809	—
Net changes in working capital (Note 10)	4,103	(11,089)
Net cash used in operating activities	(52,039)	(72,091)

Cash flows from investing activities:
Cash received in acquisition	—	56
Purchase of natural gas properties	(268)	—
Proceeds from sale of asset	167	—
Purchase of property, plant and equipment	(3,333)	(905)
Proceeds from sale of available-for-sale securities	—	266
Net cash used in investing activities	(3,434)	(583)

Cash flows from financing activities:
Proceeds from issuance of common stock	133,800	212,712
Tax payments for net share settlement of equity awards (Note 10)	(5,664)	—
Equity offering costs	(4,090)	(235)
Net cash provided by financing activities	124,046	212,477

Net increase in cash and cash equivalents	68,573	139,803
Cash and cash equivalents, beginning of period	128,273	21,398
Cash and cash equivalents, end of period	$196,846	$161,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 — General
The terms “we,” “our,” “us,” “Tellurian” and the “Company” as used in this report refer collectively to Tellurian Inc. and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within Tellurian Inc.
Nature of Operations
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. We have begun to establish a portfolio of natural gas production, LNG marketing, and infrastructure including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”). We intend to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines, Haynesville Global Access Pipeline and Permian Global Access Pipeline, both of which are currently in the early stages of development.
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
The results for the three and six months ended June 30, 2018 are not necessarily indicative of future financial results. Further, while we recently commenced operations, we are still subject to significant risks and uncertainties, including failing to secure additional funding to construct the Driftwood Project.
Use of Estimates
To conform with GAAP, we make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. Although these estimates and assumptions are based on our best available knowledge at the time, actual results may differ.
New Accounting Standards Issued and Adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), amended the previous revenue recognition guidance and required us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on January 1, 2018, utilizing the modified retrospective approach. We developed an accounting policy, implemented changes to the relevant business processes and the control activities within them, and evaluated the disclosure requirements as a result of the provisions of this ASU. Adoption of the ASU did not require an adjustment to the opening stockholders’ equity and did not change our amount and timing of revenues. We have elected to exclude all taxes from the measurement of transaction price.
For the sale of commodities, we consider the delivery of each unit (MMBtu) to be a separate performance obligation that is satisfied upon delivery. These contracts are either fixed price contracts or contracts with a fixed differential to an index price, both of which are considered fixed consideration. The fixed consideration is allocated to each performance obligation and represents the relative standalone selling price basis.
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
Because our performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, we have recognized amounts due from contracts with customers of $0.4 million as accounts receivable within the Condensed Consolidated Balance Sheet.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

New Accounting Standards Issued But Not Yet Adopted
ASU 2016-02, Leases (Topic 842), requires a lessee to recognize leases on its balance sheet by recording a liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This standard may be early adopted and must be adopted using a modified retrospective approach with certain available practical expedients. While we are still evaluating the provisions of the ASU to determine how we will be affected, based on our preliminary assessment, we will record assets and liabilities for current operating leases related to our office spaces.
NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and natural gas properties, as shown below (in thousands):

	June 30, 2018	December 31, 2017
Land	$13,111	$9,491
Proved natural gas properties	90,953	90,869
Unproved natural gas properties	10,000	13,000
Wells in progress	1,206	345
Corporate and other	2,265	2,693
Total property, plant and equipment at cost	117,535	116,398
Accumulated DD&A	(1,098)	(542)
Total property, plant and equipment, net	$116,437	$115,856
Proved Properties
We own producing and non-producing acreage in Northern Louisiana.
Unproved Properties
We own interests in unproved properties in the Weald Basin, United Kingdom through our holding of non-operating interests in two licenses which expire in June and September 2021. We previously held an operating interest in an exploration permit in the Bonaparte Basin, Australia; however, in May 2018, we transferred the permit to a third party for consideration of approximately $0.2 million in cash and the release of approximately $1.3 million in liabilities incurred in connection with a canceled 2017 seismic survey. As a result, we have recognized, within our Condensed Consolidated Statement of Operations, a loss on the transfer of the permit of approximately $1.0 million during the second quarter of 2018.
NOTE 3 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of approximately $44.1 million as of June 30, 2018 represent detailed engineering services related to the Driftwood terminal. Such costs will be deferred until construction commences on the Driftwood terminal, at which time they will be transferred to construction in progress.
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Land lease and purchase options	$2,917	$2,948
Permitting costs	6,720	4,708
Goodwill	1,190	1,190
Other	299	430
Total other non-current assets	$11,126	$9,276

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Upon exercise of the Options, the leases are subject to maximum terms of 60 years (inclusive of various renewals) at the option of the Company. Lease and purchase option payments have been capitalized in other non-current assets. Costs of the Options will be amortized over the life of the lease once obtained, or capitalized into the land if purchased.
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
In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of the liability outstanding, and to apply approximately $27.3 million to future services, in connection with detailed engineering services for the Driftwood terminal. The approximately $22.7 million has been recognized on our Condensed Consolidated Balance Sheets within deferred engineering costs. The remaining approximately $27.3 million from the Preferred Stock issuance is subject to forfeiture and return if future services are not provided. During the three months ended June 30, 2018, we have been billed and thus recognized approximately $12.5 million of those services as received within the deferred engineering costs. We will account for the issuance of the remaining Preferred Stock of approximately $14.8 million as the associated services are received and in the same manner, within our deferred engineering costs on our Condensed Consolidated Balance Sheets. See Note 3, Deferred Engineering Costs, for further information regarding the costs associated with the detailed engineering services.
The holders of the Preferred Stock do not have dividend rights but do have a liquidation preference over holders of our common stock. The holders of the Preferred Stock may convert all or any portion of their shares into shares of our common stock on a one-for-one basis. At any time after “Substantial Completion” of “Project 1,” each as defined in and pursuant to the LSTK EPC agreement for the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, or at any time after March 21, 2028, we have the right to cause all of the Preferred Stock to be converted into shares of our common stock on a one-for-one basis. The Preferred Stock has been excluded from the computation of diluted loss per share because including it in the computation would have been antidilutive for the periods presented.
Public Equity Offering and Exercise of Overallotment
In June 2018, we sold 12.0 million shares of common stock for proceeds of approximately $115.2 million, net of approximately $3.6 million in fees and commissions. The underwriters were granted an option to purchase up to an additional 1.8 million shares of common stock within 30 days, which was not exercised.
In January 2018, in connection with the Company's December 2017 equity offering, the underwriters exercised their option to purchase an additional 1.5 million shares of our common stock for proceeds of approximately $14.5 million, net of approximately $0.5 million in fees and commissions.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 6 — SHARE-BASED COMPENSATION
We have granted restricted stock, restricted stock units and phantom units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, directors and outside consultants (collectively, the “grantees”) under the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, as amended (the “2016 Plan”), and the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (the “Legacy Plan”). The maximum number of shares of Tellurian common stock authorized for issuance under the 2016 Plan is 40 million shares of common stock, and no further awards can be granted under the Legacy Plan.
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of certain restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock or a combination thereof.
As of June 30, 2018, we had granted approximately 24.2 million shares of performance-based Restricted Stock, of which approximately 19.8 million shares will vest entirely based upon an affirmative final investment decision (“FID”) by the Company’s board of directors, as defined in the award agreements, and approximately 3.5 million shares will vest in one-third increments at FID and the first and second anniversary of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.9 million shares, will vest based on other criteria. As of June 30, 2018, no expense had been recognized in connection with performance-based Restricted Stock.
For the three and six months ended June 30, 2018, the recognized share-based compensation expense related to all share-based awards totaled approximately $1.1 million and $2.4 million, respectively. As of June 30, 2018, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $199.7 million. Further, the approximately 24.2 million shares of performance-based Restricted Stock and approximately 2.0 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
In June 2018, we committed to our share of costs associated with four non-operated wells in the Haynesville Shale trend, which are expected to be drilled during the current year. As of June 30, 2018, we have accrued approximately $0.8 million for our share of costs incurred, with the remaining commitment this year expected to be approximately $11.2 million.
NOTE 8 — ACCRUED LIABILITIES
The components of accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Project development activities	$1,588	$5,142
Payroll and compensation	15,385	25,833
Accrued taxes	2,848	2,764
Professional services (e.g., legal, audit)	4,449	2,806
Other	1,437	2,556
Total accrued liabilities	$25,707	$39,101
NOTE 9 — INCOME TAXES
Due to our cumulative loss position and historical net operating losses (“NOLs”), we have recorded a full valuation allowance against our U.S. deferred tax assets as of June 30, 2018 and December 31, 2017. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and six months ended June 30, 2018. The benefit recorded in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2018 is for foreign income taxes.
                In 2017, we experienced ownership changes as defined by Internal Revenue Code (“IRC”) Section 382, and an analysis of the annual limitation on the utilization of our NOLs was performed at that time. It was determined that IRC Section 382 will not limit the use of our NOLs over the carryover period. We will continue to monitor trading activity in our shares that may cause an additional ownership change, which may ultimately affect our ability to fully utilize our existing NOL carryforwards.
NOTE 10 — ADDITIONAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30,
	2018	2017
Accounts receivable, net	$4	$(8)
Accounts receivable due from related parties	62	(1,819)
Prepaid expenses and other current assets	297	(86)
Accounts payable and accrued liabilities	7,611	(8,884)
Other, net	(3,871)	(292)
Net changes in working capital	$4,103	$(11,089)
The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2018	2017
Property, plant and equipment non-cash accruals	$901	$217
Other non-current assets non-cash accruals	2,584	—
Non-cash settlement of withholding taxes associated with the 2017 bonus accrual	5,583	—
Non-cash settlement of the 2017 bonus accrual	15,140	—

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
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 11,620 net acres and 20 operated producing wells located in the Haynesville Shale trend of north Louisiana. These wells have current net production of approximately 3.4 MMcf/d. As of December 31, 2017, our estimate of net reserves in these properties was 327,180 MMcfe. We are seeking opportunities to acquire additional upstream assets in the Haynesville. We also continue to develop our LNG marketing activities as described below in “— Overview of Significant Events.”
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

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Significant Events
Significant Transactions
Public Equity Offerings. In connection with our equity offering in December 2017, the underwriters were granted an option to purchase up to an additional 1.5 million shares of common stock within 30 days. The option was exercised in full in January 2018, resulting in proceeds of approximately $14.5 million, net of approximately $0.5 million in fees and commissions.
In June 2018, we completed another offering in which we sold 12.0 million shares of common stock for proceeds of approximately $115.2 million, net of approximately $3.6 million in fees and commissions. The underwriters were granted an option to purchase up to an additional 1.8 million shares of common stock within 30 days, which was not exercised.
Preferred Stock Issuance. In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel, pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of Series C convertible preferred stock (the “Preferred Stock”). In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of the liability outstanding, and to apply approximately $27.3 million to future services, in connection with detailed engineering services for the Driftwood terminal. During the three months ended June 30, 2018, we recognized approximately $12.5 million of those services as received.
LNG Marketing. We entered into a vessel charter during 2017 that enabled us to execute a number of LNG purchase and sale opportunities, as well as sub-charter opportunities, that resulted in revenue for the six months ended June 30, 2018 of approximately $5.9 million.  We continue to implement our marketing strategy by looking for other LNG purchase, sale and vessel charter opportunities.
Driftwood Project. In May 2018, we received the Driftwood Project’s Coastal Use Permit from the Louisiana Department of Natural Resources, which approves the placement of dredged material from the marine berth for beneficial use inside the Louisiana coastal zone. In addition, in July 2018, we received our Air Permits from the Louisiana Department of Environmental Quality, which authorize the construction and operation of equipment associated with the Driftwood terminal.
Liquidity and Capital Resources
Capital Resources
We are currently funding our operations and development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $196.8 million of cash and cash equivalents as of June 30, 2018 on a consolidated basis, which are primarily the result of issuances of common stock in 2017 and in the first half of 2018. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
We also have the ability to raise funds through common or preferred stock issuances, debt financings and an at-the-market equity offering program through Credit Suisse Securities (USA) LLC under which we may raise aggregate sales proceeds of up to $189.7 million.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Six Months Ended June 30,

	2018	2017
Cash used in operating activities	$(52,039)	$(72,091)
Cash used in investing activities	(3,434)	(583)
Cash provided by financing activities	124,046	212,477

Net increase in cash and cash equivalents	68,573	139,803
Cash and cash equivalents, beginning of the period	128,273	21,398
Cash and cash equivalents, end of the period	$196,846	$161,201

Net working capital	$174,050	$148,424

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash used in operating activities for the six months ended June 30, 2018 decreased by approximately $20.1 million compared to the same period in 2017. This decrease, during the six months ended June 30, 2018, is primarily attributable to settling a liability owed to our largest vendor, Bechtel, using Preferred Stock in a non-cash transaction as opposed to the payment of $12.5 million in cash to Bechtel during the same period in 2017. For more information regarding the Preferred Stock transaction, see Note 5, Stockholders' Equity. In addition, as part of the closing of our reverse merger in 2017, we incurred approximately $4.9 million of cash payments during the six months ended June 30, 2017.
Cash used in investing activities for the six months ended June 30, 2018 increased by approximately $2.9 million compared to the same period in 2017. This increase is primarily driven by additional land purchases of approximately $3.3 million.
Cash provided by financing activities for the six months ended June 30, 2018 decreased by approximately $88.4 million compared to the same period in 2017. This decrease primarily relates to the issuance of common stock during the six months ended June 30, 2017, which resulted in net proceeds of approximately $212.5 million, compared to the common stock issuance during the six months ended June 30, 2018, which resulted in net proceeds of approximately $129.7 million.
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. Even if successfully completed, we will not begin to operate the Driftwood Project and generate significant cash flows until at least several years from now, which management currently anticipates being 2023. We expect to receive all regulatory approvals and commence construction of the Driftwood terminal and Driftwood pipeline in 2019, produce the first LNG in 2023 and achieve full operations in 2026. As a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.
We estimate construction costs of approximately $15.2 billion, or $550 per tonne, for the Driftwood terminal and approximately $2.3 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies.  We are also developing the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, which combined are estimated to cost approximately $5.1 billion before owners’ costs, financing costs and contingencies. We may acquire additional net developed and undeveloped acres of natural gas properties at one or more of our subsidiaries, and these acquisitions may be funded through the use of cash-on-hand and/or proceeds from equity or debt financings. We anticipate funding our more immediate liquidity requirements utilizing cash-on-hand.
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
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$813	$—	$7,614	$—
Cost of sales	217	—	4,660	—
Development expenses	12,895	14,608	21,867	36,190
DD&A	342	79	719	139
General and administrative expenses	22,208	18,212	40,609	62,699
Impairment charge and loss on transfer of assets	1,809	—	1,809	—
Goodwill impairment	—	—	—	77,592
Loss from operations	(36,658)	(32,899)	(62,050)	(176,620)
Gain on Series A preferred stock exchange feature	—	—	—	2,209
Other income, net	622	376	1,012	539
Income tax benefit	182	—	—	—
Net loss	$(35,854)	$(32,523)	$(61,038)	$(173,872)

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated net loss was approximately $35.9 million for the three months ended June 30, 2018, compared to a net loss of approximately $32.5 million during the same period in 2017. This $3.4 million increase in net loss is primarily a result of the impairment charge and loss on transfer of assets of $1.8 million during the three months ended June 30, 2018, which was not present in the comparative prior period. The impairment charge and loss on transfer of assets resulted primarily from the transfer of the Australian exploration permit as outlined in Note 2, Property, Plant and Equipment. The increase in our net loss is also a result of the following:

•	Cost of sales during the period increased by approximately $0.2 million compared to the same period in 2017 in connection with our natural gas sales transactions.

•
Depreciation, depletion and amortization during the period increased by approximately $0.3 million, primarily as a result of the acquisition of assets in the Haynesville Shale trend as outlined in “Our Business” above.

•	The $4.0 million increase in general and administrative expenses is mostly attributable to an overall increase in headcount when compared to the same period in 2017.
The increase in expenses for the three months ended June 30, 2018 was partially offset by the following:

•
Revenue during the period increased by approximately $0.8 million compared to the same period in 2017. This increase is primarily due to natural gas sales revenue generated from the production of assets in the Haynesville Shale.

•
The $1.7 million decrease in development expenses is primarily due to the nature of invoices related to our largest development vendor, Bechtel. The services Bechtel provided during the three months ended June 30, 2018, primarily detailed engineering services for the Driftwood terminal, are being capitalized whereas the FEED studies on the Driftwood Project were expensed during the same period in 2017. For more information regarding the detailed engineering services provided by Bechtel, see Note 3, Deferred Engineering Costs.

Our consolidated net loss was approximately $61.0 million for the six months ended June 30, 2018, compared to a net loss of approximately $173.9 million during the same period in 2017. This $112.9 million decrease in net loss is primarily due to the absence of a goodwill impairment charge during the current period compared to a $77.6 million charge in 2017. The decrease in our net loss is also a result of the following:

•
Revenue during the period increased by approximately $7.6 million compared to the same period in 2017. This increase is primarily due to LNG sales and other LNG revenue of approximately $5.9 million and natural gas revenue of approximately $1.7 million.

•
The $14.3 million decrease in development expenses is primarily due to the nature of invoices related to our largest development vendor, Bechtel. The services Bechtel provided during the six months ended June 30, 2018, primarily detailed engineering services for the Driftwood terminal, are being capitalized, whereas the FEED studies on the Driftwood Project were expensed during the same period in 2017. For more information regarding the detailed engineering services provided by Bechtel, see Note 3, Deferred Engineering Costs.

•
The $22.1 million decrease in general and administrative expenses is attributable to a decrease in share-based compensation and share-based payments to vendors, partially offset by an increase in compensation expense due to an overall increase in headcount when compared to the same period in 2017.

The decrease in loss for the six months ended June 30, 2018 was partially offset by the following:

•
Cost of sales during the period increased by approximately $4.7 million compared to the same period in 2017, primarily due to LNG marketing and natural gas transactions of approximately $4.0 million and $0.7 million, respectively.

•
The $1.8 million charge resulting from the impairment and loss on transfer of assets, which primarily consists of those associated with the transfer of the Australian exploration permit as outlined in Note 2, Property, Plant and Equipment, during the three months ended June 30, 2018. There were no such charges present in the comparative prior period.

Off-Balance Sheet Arrangements
As of June 30, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 1, General, of our Notes to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we do not hold, and are not party to, any instruments that are subject to any market risks that are material to our business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 2018	—	$—
May 2018	7,278	11.11
June 2018	—	—
Total	7,278

(1) Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of restricted stock issued to employees pursuant to the 2016 Plan.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2018, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended June 30, 2018, we did not engage in any transactions with Iran or with persons or entities related to Iran.
TOTAL Delaware, Inc. (“TOTAL”) and TOTAL S.A. have beneficial ownership of approximately 19% of the outstanding Tellurian common stock. TOTAL has the right to designate for election one member of Tellurian’s board of directors, and Jean Jaylet is the current TOTAL designee. TOTAL will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 16, 2018, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2017 (the “TOTAL 2017 Annual Report”) regarding activities during 2017 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018 and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the TOTAL 2017 Annual Report.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Change Order CO-001, dated June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.2*
Change Order CO-001, dated June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.3*
Change Order CO-001, dated June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

Exhibit No.	Description
10.4*
Change Order CO-001, dated June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	August 8, 2018	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	August 8, 2018	By:	/s/ Khaled Sharafeldin
Khaled Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.