Form 10-Q
period 2018-09-30
TELLURIAN INC. /DE/
filed 2018-11-07
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☒
As of November 1, 2018, there were 240,511,126 shares of common stock, $0.01 par value, issued and outstanding.

Tellurian Inc.

Cautionary Information About Forward-Looking Statements
The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “may,” “plan,” “potential,” “project,” “proposed,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

•	our businesses and prospects and our overall strategy;

•	planned or estimated capital expenditures;

•	availability of liquidity and capital resources;

•	our ability to obtain additional financing as needed and the terms of financing transactions, including at Driftwood Holdings LLC;

•	revenues and expenses;

•	progress in developing our projects and the timing of that progress;

•	future values of the Company’s projects or other interests, operations or rights; and

•	government regulations, including our ability to obtain, and the timing of, necessary governmental permits and approvals.
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas and LNG;

•	risks related to shortages of LNG vessels worldwide;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident involving an LNG carrier;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	governmental interventions in the LNG industry, including increases in barriers to international trade;

•	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	our ability to maintain compliance with our senior secured term loan and other agreements;

•	changes in competitive factors, including the development or expansion of LNG, pipeline and other projects that are competitive with ours;

•	development risks, operational hazards and regulatory approvals;

•	our ability to enter and consummate planned financing and other transactions; and

•	risks and uncertainties associated with litigation matters.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$172,317	$128,273
Accounts receivable, net of allowance for doubtful accounts of $11 and $0, respectively	440	583
Accounts receivable due from related parties	1,316	1,377
Prepaid expenses and other current assets	2,438	3,458
Total current assets	176,511	133,691
Property, plant and equipment, net	118,999	115,856
Deferred engineering costs	56,550	18,000
Non-current restricted cash	57,440	—
Other non-current assets	11,409	9,276
Total assets	$420,909	$276,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,458	$11,462
Accrued liabilities	33,848	39,101
Other current liabilities	—	1,735
Total current liabilities	38,306	52,298
Long-term liabilities:
Senior secured term loan	56,780	—
Asset retirement obligation	670	638
Total long-term liabilities	57,450	638

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and zero shares outstanding, respectively	58	—
Common stock, $0.01 par value, 400,000,000 authorized: 240,511,126 and 222,749,220 shares outstanding, respectively	2,193	2,043
Additional paid-in capital	745,245	549,958
Accumulated deficit	(422,343)	(328,114)
Total stockholders’ equity	325,153	223,887
Total liabilities and stockholders’ equity	$420,909	$276,823

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Natural gas sales	$799	$—	$2,551	$—
LNG sales	—	—	2,689	—
Other LNG revenue	—	—	3,174	—
Total revenue	799	—	8,414	—

Operating costs and expenses
Cost of sales	723	—	5,383	—
Development expenses	11,004	8,785	32,871	44,975
DD&A	315	92	1,034	231
General and administrative expenses	20,437	17,218	61,046	79,917
Impairment charge and loss on transfer of assets	2,704	—	4,513	—
Goodwill impairment	—	—	—	77,592
Total operating costs and expenses	35,183	26,095	104,847	202,715
Loss from operations	(34,384)	(26,095)	(96,433)	(202,715)
Gain on Series A preferred stock exchange feature	—	—	—	2,209
Interest income, net	924	438	1,863	724
Other income, net	79	3,362	151	3,615
Loss before income taxes	(33,381)	(22,295)	(94,419)	(196,167)
Income tax benefit (expense)	190	(569)	190	(569)
Net loss	$(33,191)	$(22,864)	$(94,229)	$(196,736)
Net loss per common share(1)
Basic and diluted	$(0.15)	$(0.12)	$(0.45)	$(1.06)
Weighted-average shares outstanding
Basic and diluted	217,380	192,405	209,607	186,143

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2018	$—	$2,043	$549,958	$(328,114)	$223,887
Issuance of common stock	—	135	129,575	—	129,710
Issuance of Series C preferred stock	58	—	47,458	—	47,516
Share-based compensation(1)	—	15	18,254	—	18,269
Net loss	—	—	—	(94,229)	(94,229)
BALANCE AT SEPTEMBER 30, 2018	$58	$2,193	$745,245	$(422,343)	$325,153

(1) Includes settlement of 2017 bonus that was accrued for in December 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(94,229)	$(196,736)
Adjustments to reconcile net loss to net cash used in operating activities:
DD&A	1,034	231
Goodwill impairment	—	77,592
Gain on Series A preferred stock exchange feature	—	(2,209)
Gain on sale of securities	—	(3,481)
Share-based compensation	3,279	21,963
Share-based payments	—	19,397
Impairment charge and loss on transfer of assets	4,513	—
Net changes in working capital (Note 11)	10,591	(2,924)
Net cash used in operating activities	(74,812)	(86,167)

Cash flows from investing activities:
Cash received in acquisition	—	56
Deposit for acquisition	—	(8,515)
Purchase of natural gas properties	(255)	—
Deferred engineering costs	—	(9,000)
Proceeds from sale of asset	167	—
Purchase of property, plant and equipment	(4,814)	(1,101)
Proceeds from sale of available-for-sale securities	—	4,592
Net cash used in investing activities	(4,902)	(13,968)

Cash flows from financing activities:
Proceeds from borrowing under term loan	59,400	—
Payments of term loan financing costs	(2,179)	—
Proceeds from issuance of common stock	133,800	218,195
Tax payments for net share settlement of equity awards (Note 11)	(5,733)	(828)
Equity offering costs	(4,090)	(607)
Net cash provided by financing activities	181,198	216,760

Net increase in cash, cash equivalents and restricted cash	101,484	116,625
Cash, cash equivalents and restricted cash, beginning of period	128,273	21,398
Cash, cash equivalents and restricted cash, end of period	$229,757	$138,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 — General
The terms “we,” “our,” “us,” “Tellurian” and the “Company” as used in this report refer collectively to Tellurian Inc. and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity associated with Tellurian Inc.
Nature of Operations
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. We have begun to establish a portfolio of natural gas production, LNG marketing, and infrastructure including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana (the Driftwood terminal and the Driftwood pipeline collectively, the “Driftwood Project”). We intend to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, both of which are currently in the early stages of development.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The accompanying interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our Condensed Consolidated Financial Statements. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
The results for the three and nine months ended September 30, 2018 are not necessarily indicative of future financial results. Further, although we have commenced operations, we are still subject to significant risks and uncertainties, including failing to secure additional funding to construct the Driftwood Project.
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
Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “LNG sales” on the Condensed Consolidated Statements of Operations. For such LNG sales, we require payment within 10 days from delivery. Other LNG revenue represents revenue earned from sub-charter agreements and is accounted for outside of this ASU and in line with Accounting Standards Codification 840, Leases.
In our judgment, the performance obligations for the sale of natural gas and LNG are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas or LNG is delivered to the designated sales point.
Because our performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, we have recognized amounts due from contracts with customers of $0.3 million as accounts receivable within the Condensed Consolidated Balance Sheet as of September 30, 2018.

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
NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets, proved properties and unproved properties, as shown below (in thousands):

	September 30, 2018	December 31, 2017
Land	$13,276	$9,491
Proved properties	88,349	90,869
Unproved properties	10,000	13,000
Wells in progress	6,511	345
Corporate and other	2,265	2,693
Total property, plant and equipment at cost	120,401	116,398
Accumulated DD&A	(1,402)	(542)
Total property, plant and equipment, net	$118,999	$115,856
Land
We own land in Louisiana for the purposes of constructing the Driftwood Project.
Proved Properties
We own producing and non-producing acreage in northern Louisiana. In September 2018, we identified indicators of impairment related to certain non-producing acreage and, as a result of an impairment test performed, we have written off approximately $2.7 million of carrying value associated with those assets.
Unproved Properties
We own interests in unproved properties in the Weald Basin, United Kingdom through our holding of non-operating interests in two licenses which expire in June and September 2021. We previously held an operating interest in an exploration permit in the Bonaparte Basin, Australia; however, in May 2018, we transferred the permit to a third party for consideration of approximately $0.2 million in cash and the release of approximately $1.3 million in liabilities incurred in connection with a canceled 2017 seismic survey. As a result, we have recognized, within our Condensed Consolidated Statement of Operations, a loss on the transfer of the permit of approximately $1.0 million during the nine months ended September 30, 2018.
NOTE 3 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of approximately $56.6 million as of September 30, 2018 represent detailed engineering services related to the Driftwood terminal. Such costs will be deferred until construction commences on the Driftwood terminal, at which time they will be transferred to construction in progress.
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Land lease and purchase options	$3,453	$2,948
Permitting costs	6,720	4,708
Goodwill	1,190	1,190
Other	46	430
Total other non-current assets	$11,409	$9,276

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Land Lease and Purchase Options
We hold lease and purchase option agreements (collectively, the “Options”) for certain tracts of land and associated river frontage that provide for four or five-year terms. In addition to the Options, the Company holds a ground lease for a port facility adjacent to a tract of land that was acquired in March 2016. The lease provides for a four-year term, subject to a 20-year extension and six five-year renewals. The ground lease is accounted for as an operating lease, with rental payments accounted for using the straight-line method.
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
NOTE 5 — STOCKHOLDERS' EQUITY
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq through Credit Suisse Securities (USA) LLC acting as sales agent. We have availability under the at-the-market program to raise aggregate sales proceeds of up to $189.7 million.
Preferred Stock
In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel Oil, Gas and Chemicals, Inc., a Delaware corporation (“Bechtel”), pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”).
In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of the liability outstanding, and to apply approximately $27.3 million to future services, in connection with detailed engineering services for the Driftwood terminal. The approximately $22.7 million has been recognized on our Condensed Consolidated Balance Sheets within deferred engineering costs. The remaining approximately $27.3 million from the Preferred Stock issuance is subject to forfeiture and return if future services are not provided. During the three and nine months ended September 30, 2018, we have been billed and thus recognized approximately $12.5 million and $25.0 million, respectively, of those services as received within the deferred engineering costs. We will account for the issuance of the remaining Preferred Stock of approximately $2.3 million as the associated services are received and in the same manner, within our deferred engineering costs on our Condensed Consolidated Balance Sheets. See Note 3, Deferred Engineering Costs, for further information regarding the costs associated with the detailed engineering services.
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
As of September 30, 2018, we had granted approximately 24.3 million shares of performance-based Restricted Stock, of which approximately 19.8 million shares will vest entirely based upon an affirmative final investment decision (“FID”) by the Company’s board of directors, as defined in the award agreements, and approximately 3.7 million shares will vest in one-third increments at FID and the first and second anniversary of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.8 million shares, will vest based on other criteria. As of September 30, 2018, no expense had been recognized in connection with performance-based Restricted Stock.
For the three and nine months ended September 30, 2018, the recognized share-based compensation expense related to all share-based awards totaled approximately $0.9 million and $3.3 million, respectively. As of September 30, 2018, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $201.0 million. Further, the approximately 24.3 million shares of performance-based Restricted Stock and approximately 2.0 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of September 30, 2018, we committed to our share of costs associated with non-operated wells in the Haynesville Shale trend which are expected to be drilled during the current year. For the nine months ended September 30, 2018, we have incurred approximately $5.9 million for our share of the costs, of which approximately $3.3 million has been accrued for as of September 30, 2018. The remaining commitment for this year is expected to be approximately $8.5 million.
NOTE 8 — ACCRUED LIABILITIES
The components of accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Project development activities	$4,325	$5,142
Payroll and compensation	19,940	25,833
Accrued taxes	2,757	2,764
Professional services (e.g., legal, audit)	3,156	2,806
Accrued rent and other	3,670	2,556
Total accrued liabilities	$33,848	$39,101
NOTE 9 — LONG-TERM BORROWINGS
On September 28, 2018 (the “Closing Date”), Tellurian Production Holdings LLC (“Production Holdings”), our wholly owned subsidiary, entered into a three-year senior secured term loan credit agreement (“Term Loan”) in an aggregate principal amount of $60.0 million at a price of 99% of par, resulting in an original issue discount of $0.6 million. Fees of $2.6 million were capitalized as deferred financing costs. The discount and fees are being amortized over the term of the Term Loan on a straight-line basis. Our use of proceeds from the Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and is presented within non-current restricted cash on our Condensed Consolidated Balance Sheet.
We have the right, but not the obligation, to make voluntary principal payments starting six months following the Closing Date in a minimum amount of $5 million or any integral multiples of $1 million in excess thereof. If no voluntary principal payments are made, the principal amount, together with any accrued interest, is payable at the maturity date of September 28, 2021.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The Term Loan can be terminated early with an early termination payment equal to the outstanding principal plus accrued interest. If the Term Loan is terminated within 12 months of the Closing Date, an early termination fee equal to 1% of the outstanding principal is required. Amounts borrowed under the Term Loan bear interest at a variable rate (three-month LIBOR) plus an applicable margin. The applicable margin is 5% through the end of the first year following the Closing Date, 7% through the end of the second year following the Closing Date and 8% thereafter.
Amounts borrowed under the Term Loan are guaranteed by Tellurian Inc. and each of Production Holdings’ subsidiaries. The Term Loan is collateralized by a first priority lien on domestic properties described in Note 2, Property, Plant and Equipment. The Term Loan contains certain negative covenants that, among other things, place restrictions and limitations on the ability of Production Holdings and its subsidiaries to create liens, make acquisitions or engage in mergers or other consolidations, make any distributions or declare and pay any dividends, incur additional indebtedness, make equity or debt investments, dispose of assets, engage in certain transactions with affiliates or enter into any hedging transactions other than those as required, within a specified timeframe, by the Term Loan. As of September 30, 2018, we remained in compliance with the covenants under the Term Loan. No hedging transactions for the purposes of the Term Loan have been entered into as at and for the period ended September 30, 2018. As of September 30, 2018, the carrying value of the Term Loan approximated fair value.
NOTE 10 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we continue to maintain a full valuation allowance against our U.S. net deferred tax assets as of September 30, 2018 and December 31, 2017. Accordingly, we have not recorded a provision for federal or state income taxes during the three and nine months ended September 30, 2018. The benefit recorded in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 is for foreign income taxes.
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
NOTE 11 — ADDITIONAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

	Nine Months Ended September 30,
	2018	2017
Accounts receivable, net	$99	$(9)
Accounts receivable due from related parties	62	(1,334)
Prepaid expenses and other current assets	1,036	(797)
Accounts payable and accrued liabilities	13,548	(324)
Note receivable due from related party	—	251
Other, net	(4,154)	(711)
Net changes in working capital	$10,591	$(2,924)
The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2018	2017
Property, plant and equipment non-cash accruals	$3,529	$—
Accrued term loan issuance costs	441	—
Non-cash settlement of withholding taxes associated with the 2017 bonus accrual and vesting of certain awards	5,733	828
Non-cash settlement of the 2017 bonus accrual	15,202	—

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$172,317	$138,023
Non-current restricted cash	57,440	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$229,757	$138,023

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
We intend to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines which are currently in the early stages of development. One, the Haynesville Global Access Pipeline, is expected to run approximately 200 miles from northern to southwest Louisiana. The other, the Permian Global Access Pipeline, is expected to run approximately 625 miles from west Texas to southwest Louisiana. Each is expected to have a diameter of 42 inches and be capable of delivering approximately 2 Bcf/d of natural gas. We currently estimate that construction costs will be approximately $1.4 billion for the Haynesville Global Access Pipeline and approximately $3.7 billion for the Permian Global Access Pipeline, in each case before owners’ costs, financing costs and contingencies.
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,797 net acres and 20 operated producing wells located in the Haynesville Shale trend of north Louisiana. Year to date, these wells have average net production of approximately 3.3 MMcf/d. As of December 31, 2017, our estimate of net reserves was 327,180 MMcfe. We are also seeking opportunities to acquire additional upstream assets in the Haynesville. We intend to commence drilling certain operated locations on our properties in the fourth quarter of 2018 using proceeds from the Term Loan (as described in “Overview of Significant Events-Significant Transactions-Term Loan” below).
In connection with the implementation of our Business, we are offering partnership interests in a subsidiary, Driftwood Holdings LLC (“Driftwood Holdings”), which will own the Driftwood terminal, our pipelines, and our natural gas production assets. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production for the life of the Driftwood terminal.  We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings. We also continue to develop our LNG marketing activities as described below in “- Overview of Significant Events.”

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
Preferred Stock Issuance. In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel, pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”). In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of the liability outstanding, and to apply approximately $27.3 million to future services, in connection with detailed engineering services for the Driftwood terminal. During the three and nine months ended September 30, 2018, we recognized approximately $12.5 million and $25.0 million, respectively, of those services as received.
Term Loan. On September 28, 2018 (the “Closing Date”), we entered into a three-year senior secured term loan (“Term Loan”) in the principal amount of $60.0 million at a price of 99% of par, resulting in an original discount of $0.6 million. Fees of $2.6 million were capitalized as deferred financing costs. Use of proceeds from the Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and is presented within non-current restricted cash on our Condensed Consolidated Balance Sheet. If the Term Loan is terminated within 12 months of the Closing Date, an early termination fee equal to 1% of the outstanding principal is required. Amounts borrowed under the Term Loan bear interest at a variable rate (three-month LIBOR) plus an applicable margin. The applicable margin is 5% through the end of the first year following the Closing Date, 7% through the end of the second year following the Closing Date and 8% thereafter.
LNG Marketing. We entered into a vessel charter during 2017 that enabled us to execute a number of LNG purchase and sale opportunities, as well as sub-charter opportunities, that resulted in revenue for the nine months ended September 30, 2018 of approximately $5.9 million.  We continue to implement our marketing strategy by looking for other LNG purchase, sale and vessel charter opportunities.
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
FERC Application. In September 2018, we received our draft environmental impact statement (“EIS”) from FERC for the Driftwood Project. The draft EIS was prepared in compliance with the requirements of the National Environmental Policy Act (“NEPA”), the Council on Environmental Quality regulations for implementing NEPA, and FERC regulations. We expect to receive our final EIS from FERC by January 18, 2019.
Liquidity and Capital Resources
Capital Resources
We are currently funding our operations, development activities and general working capital needs through our cash on hand. We are funding our specific development and drilling activities with the proceeds from the Term Loan. Our current capital resources consist of approximately $172.3 million of cash and cash equivalents as of September 30, 2018 on a consolidated basis, which are primarily the result of the issuances of common stock in 2017 and in the first half of 2018, and approximately $57.2 million of non-current restricted cash from the Term Loan proceeds discussed above. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
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
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,

	2018	2017
Cash used in operating activities	$(74,812)	$(86,167)
Cash used in investing activities	(4,902)	(13,968)
Cash provided by financing activities	181,198	216,760

Net increase in cash, cash equivalents and restricted cash	101,484	116,625
Cash, cash equivalents and restricted cash, beginning of the period	128,273	21,398
Cash, cash equivalents and restricted cash, end of the period	$229,757	$138,023

Net working capital	$138,205	$116,091
Cash used in operating activities for the nine months ended September 30, 2018 decreased by approximately $11.4 million compared to the same period in 2017. This decrease is primarily attributable to settling a liability owed to our largest vendor, Bechtel, using Preferred Stock in a non-cash transaction as opposed to the payment of $12.5 million in cash to Bechtel in 2017. For more information regarding the Preferred Stock transaction, see Note 5, Stockholders' Equity, of our Notes to Condensed Consolidated Financial Statements.
Cash used in investing activities for the nine months ended September 30, 2018 decreased by approximately $9.1 million compared to the same period in 2017. The decrease is predominantly driven by prior period cash outflows related to deferred engineering costs incurred in connection with the Driftwood Project and a deposit made for the Rockcliff acquisition of approximately $9.0 million and $8.5 million, respectively, which were offset by approximately $4.6 million of proceeds from the sale of securities during the same period. This prior period cumulative net decrease of approximately $12.9 million was partially offset by additional capital expenditures and land purchases of approximately $3.7 million during the current period.
Cash provided by financing activities for the nine months ended September 30, 2018 decreased by approximately $35.6 million compared to the same period in 2017. This decrease primarily relates to the issuance of common stock in a public equity offering and through our at-the-market equity program during the nine months ended September 30, 2017, which resulted in aggregate net proceeds of approximately $217.6 million, compared to the common stock issuances during the same period in 2018, which resulted in net proceeds of approximately $129.7 million. The comparative decrease of approximately $87.9 million was partially offset by approximately $57.2 million of net proceeds from the Term Loan.
Long-Term Borrowings
As of September 30, 2018, we had total indebtedness of $56.8 million, all of which was secured indebtedness. At September 30, 2018, we were in compliance with the covenants under our Term Loan agreement. For additional details regarding our borrowing activity, refer to Note 9, Long-Term Borrowings, of our Notes to Condensed Consolidated Financial Statements.
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

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

We are offering partnership interests in a subsidiary, Driftwood Holdings, which will own the Driftwood terminal, our pipelines, and our natural gas production assets. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production for the life of the Driftwood terminal.  We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings.
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$799	$—	$8,414	$—
Cost of sales	723	—	5,383	—
Development expenses	11,004	8,785	32,871	44,975
DD&A	315	92	1,034	231
General and administrative expenses	20,437	17,218	61,046	79,917
Impairment charge and loss on transfer of assets	2,704	—	4,513	—
Goodwill impairment	—	—	—	77,592
Loss from operations	(34,384)	(26,095)	(96,433)	(202,715)
Gain on Series A preferred stock exchange feature	—	—	—	2,209
Interest income, net	924	438	1,863	724
Other income, net	79	3,362	151	3,615
Income tax benefit (expense)	190	(569)	190	(569)
Net loss	$(33,191)	$(22,864)	$(94,229)	$(196,736)
Our consolidated net loss was approximately $33.2 million for the three months ended September 30, 2018, compared to a net loss of approximately $22.9 million during the same period in 2017. This $10.3 million increase in net loss is primarily a result of the following:

•	Cost of sales during the period increased by approximately $0.7 million compared to the same period in 2017 in connection with our natural gas sales transactions.

•
Development expenses during the period increased by approximately $2.2 million compared to the same period in 2017 as a result of an overall increase in development activities associated with the Driftwood Project.

•	The $3.2 million increase in general and administrative expenses is primarily attributable to an overall increase in employee headcount when compared to the same period in 2017.

•
The $2.7 million impairment charge during the period for certain non-producing proved properties as outlined in Note 2, Property, Plant and Equipment, of our Notes to Condensed Consolidated Financial Statements.

•
The increase in expenses for the three months ended September 30, 2018 was partially offset by the revenue during the period which increased by approximately $0.8 million compared to the same period in 2017. This increase is primarily due to natural gas sales revenue generated from the production of assets in the Haynesville Shale.

Our consolidated net loss was approximately $94.2 million for the nine months ended September 30, 2018, compared to a net loss of approximately $196.7 million during the same period in 2017. This $102.5 million decrease in net loss is primarily due to the absence of a goodwill impairment charge during the current period compared to a $77.6 million charge in 2017. The decrease in our net loss is also a result of the following:

•
Revenue during the period increased by approximately $8.4 million compared to the same period in 2017. This increase is primarily due to LNG sales and other LNG revenue of approximately $5.9 million and natural gas revenue of approximately $2.5 million.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

•
The $12.1 million decrease in development expenses is primarily due to the nature of invoices related to our largest development vendor, Bechtel. The services Bechtel provided during the nine months ended September 30, 2018, which primarily consisted of detailed engineering services for the Driftwood terminal, are being capitalized, whereas the FEED studies on the Driftwood Project were expensed during the same period in 2017. For more information regarding the detailed engineering services provided by Bechtel, see Note 3, Deferred Engineering Costs, of our Notes to Condensed Consolidated Financial Statements.

•
The $18.9 million decrease in general and administrative expenses is attributable to a decrease in share-based compensation and share-based payments to vendors, partially offset by an increase in compensation expense due to an overall increase in headcount when compared to the same period in 2017.

The decrease in loss for the nine months ended September 30, 2018 was partially offset by the following:

•
Cost of sales during the period increased by approximately $5.4 million compared to the same period in 2017, primarily due to LNG marketing and natural gas transactions of approximately $4.0 million and $1.4 million, respectively.

•
Approximately $2.7 million and $1.8 million resulting from the impairment of certain non-producing proved properties and loss on the transfer of the Australian exploration permit, respectively, both of which are outlined in Note 2, Property, Plant and Equipment, of our Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements
As of September 30, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 1, General, of our Notes to Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except that the trial has been set for June 2019.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the risk factors discussed below.
Tellurian Production Holdings LLC and Tellurian Inc. may be unable to fulfill their obligations under the credit agreement and related guarantee.
As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview of Significant Events,” in September 2018, Tellurian Production Holdings LLC (“Production Holdings”) entered into a credit agreement relating to the Term Loan, and Tellurian Inc. entered into a parent guarantee pursuant to which it guaranteed the obligations of Production Holdings relating to the Term Loan. Production Holdings’ ability to maintain cash flows from operations sufficient to pay interest and principal on its indebtedness will depend on its future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing commodity prices and economic conditions and financial, business and other factors, many of which are beyond its control. If Production Holdings is unable to satisfy its obligations under the Term Loan, Tellurian Inc. may be obligated to pay interest and/or principal on the indebtedness pursuant to the parent guarantee, and it may not have the financial resources to do so. Tellurian Inc. does not currently have any material sources of operating cash flows other than dividends from Production Holdings. Accordingly, an inability on the part of Production Holdings to generate adequate cash flows from operations could adversely affect our ability to execute our overall business plan, and we could be required to sell assets, reduce our capital expenditures or seek refinancing indebtedness to satisfy the requirements of the Term Loan and the parent guarantee. These alternative measures may be unavailable or inadequate and may themselves adversely affect our overall business strategy.
Restrictions in the credit agreement could limit the growth and operations of Production Holdings.
The credit agreement governing the Term Loan contains restrictions on Production Holdings’ activities, certain of which are described in Note 9, Long-Term Borrowings, of our Notes to Condensed Consolidated Financial Statements included in this report. These covenants may prevent Production Holdings from taking actions that it believes would be in the best interest of its business and may make it difficult for it to successfully execute its business strategy or effectively compete with companies that are not similarly restricted.
In addition, the credit agreement requires Production Holdings to maintain a commodity hedge position that covers at least a specified minimum, but does not cover more than a specified maximum, of its anticipated future production, and these requirements may limit Production Holdings’ ability to pursue its preferred hedging strategy. In addition, the entire amount of the Term Loan is currently deemed to be outstanding, but Production Holdings is generally prohibited from using the borrowed funds except pursuant to a specified plan of development approved by the lenders. Accordingly, there could be circumstances in which Production Holdings is required to incur interest on funds borrowed but is unable to use those funds in the way it believes is most appropriate for its business.
If Production Holdings is unable to comply with the restrictions and covenants in the credit agreement governing the Term Loan, there could be a default under the agreement, which could result in an acceleration of payment of funds borrowed under the agreement.
The credit agreement contains financial covenants. If Production Holdings is unable to satisfy these covenants, it would be in default under the agreement, and the lenders could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings with respect to its assets. The lenders could also seek to enforce the parent guarantee against Tellurian Inc., which may not have sufficient funds, or the ability to obtain sufficient funds, to repay the amounts then due. In those circumstances, Production Holdings and/or Tellurian Inc. could be forced into bankruptcy or liquidation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 2018	—	$—
August 2018	9,838	7.10
September 2018	—	—
Total	9,838

(1) Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of restricted stock issued to employees pursuant to the 2016 Plan.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2018, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended September 30, 2018, we did not engage in any transactions with Iran or with persons or entities related to Iran.
TOTAL Delaware, Inc. (“TOTAL”) and TOTAL S.A. have beneficial ownership of approximately 19% of the outstanding Tellurian common stock. TOTAL has the right to designate for election one member of Tellurian’s board of directors, and Jean Jaylet is the current TOTAL designee. TOTAL will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 16, 2018, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2017 (the “TOTAL 2017 Annual Report”) regarding activities during 2017 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018 and are incorporated by reference herein. On May 16, 2018, TOTAL S.A. announced its intent to discontinue the South Pars 11 project in Iran and to unwind related operations, disclosure of which was included in Exhibit 99.9 to the TOTAL S.A. report on Form 6-K filed with the SEC on June 1, 2018 and under the heading “US withdrawal from the JCPOA: TOTAL’s position related to the South Pars 11 project in Iran” in Exhibit 99.2 to the TOTAL S.A. report on Form 6-K filed with the SEC on July 27, 2018. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the TOTAL 2017 Annual Report or the TOTAL S.A. reports on Form 6-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Credit Agreement, dated September 28, 2018, by and among Tellurian Production Holdings LLC, as borrower, the lender parties thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent

10.2*	Parent Guaranty, dated September 28, 2018, by and between Tellurian Inc., as guarantor, and J. Aron & Company LLC, as collateral agent
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	November 7, 2018	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	November 7, 2018	By:	/s/ Khaled Sharafeldin
Khaled Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.