Form 10-K
period 2018-12-31
TELLURIAN INC. /DE/
filed 2019-02-27
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $766,390 thousand, based on the per share closing sale price of $8.32 on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, as well as certain stockholders, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
240,460,607 shares of common stock were issued and outstanding as of February 15, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after December 31, 2018, are incorporated by reference in Part III of this annual report on Form 10-K.

Tellurian Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018

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

DEFINITIONS
All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document, the terms listed below have the following meanings:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet of natural gas
Bcf/d	Billion cubic feet per day
Bcfe	Billion cubic feet of natural gas equivalent
Condensate	Hydrocarbons that exist in a gaseous phase at original reservoir temperature and pressure, but when produced, are in the liquid phase at surface pressure and temperature
DD&A	Depreciation, depletion, and amortization
DOE/FE	U.S. Department of Energy, Office of Fossil Energy
EPC	Engineering, procurement, and construction
FASB	Financial Accounting Standards Board
FEED	Front-End Engineering and Design
FERC	U.S. Federal Energy Regulatory Commission
FTA countries	Countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	Generally accepted accounting principles in the U.S.
LNG	Liquefied natural gas
LSTK	Lump Sum Turnkey
Mcf	Thousand cubic feet of natural gas
MMBtu	Million British thermal unit
MMcf	Million cubic feet of natural gas
MMcf/d	MMcf per day
MMcfe	Million of cubic feet gas equivalent volumes using a ratio of 6 Mcf to 1 barrel of liquid.
Mtpa	Million tonnes per annum
Nasdaq	Nasdaq Capital Market
NGA	Natural Gas Act of 1938, as amended
Non-FTA countries	Countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
Oil	Crude oil and condensate
PSD	Prevention of Significant Deterioration
PUD	Proved undeveloped reserves
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.K.	United Kingdom
U.S.	United States
USACE	U.S. Army Corps of Engineers
With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

PART I
ITEM 1 AND 2. OUR BUSINESS AND PROPERTIES
Overview
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), and three related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and our existing and planned natural gas production assets collectively as the “Driftwood Project”. We currently estimate the total cost of the Driftwood Project to be approximately $28 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. Our Business may be developed in phases.
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
The proposed Pipeline Network will consist of three pipelines, the Driftwood pipeline, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline. The Driftwood pipeline will be a 96-mile large diameter pipeline that will interconnect with 14 existing interstate pipelines throughout southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch, 36-inch and 30-inch diameter pipeline segments and three compressor stations totaling approximately 274,000 horsepower, all as necessary to provide approximately 4 Bcf/d of average daily natural gas transportation service. We estimate construction costs for the Driftwood pipeline of approximately $2.3 billion before owners’ costs, financing costs and contingencies.
The Haynesville Global Access Pipeline is expected to run approximately 200 miles from northern to southwest Louisiana. The Permian Global Access Pipeline is expected to run approximately 625 miles from west Texas to southwest Louisiana. Each of these pipelines is expected to have a diameter of 42 inches and be capable of delivering approximately 2 Bcf/d of natural gas. We currently estimate that construction costs will be approximately $1.4 billion for the Haynesville Global Access Pipeline and approximately $3.7 billion for the Permian Global Access Pipeline, in each case before owners’ costs, financing costs and contingencies.
Our current upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,233 net acres and 52 producing wells (18 operated) located in the Haynesville Shale trend of north Louisiana. For the year ended December 31, 2018, these wells had average net production of approximately 3.9 MMcf/d. As of December 31, 2018, our estimate of net proved reserves was approximately 265 Bcfe. We began drilling certain locations on our properties in the fourth quarter of 2018 using proceeds from the Term Loan (as described in “2018 Developments — Significant Transactions — Term Loan” below).
In connection with the implementation of our Business, we are offering partnership interests in a subsidiary, Driftwood Holdings LLC (“Driftwood Holdings”), which will own the Driftwood Project. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal.  We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings. We also continue to develop our LNG marketing activities as described below in “2018 Developments — Significant Transactions — LNG Marketing.”
2018 Developments
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
Preferred Stock Issuance. In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel, pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”). In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of the outstanding liabilities associated with the detailed engineering services for the Driftwood Project, and to apply approximately $27.3 million to additional future detailed engineering services. During the year ended December 31, 2018, all of the approximately $27.3 million of future services were received and, as such, all $50.0 million has been recognized on our Consolidated Balance Sheets within deferred engineering costs.
Term Loan. On September 28, 2018 (the “Closing Date”), we entered into a three-year senior secured term loan credit agreement (the “Term Loan”) in the principal amount of $60.0 million at a price of 99% of par, resulting in an original issue discount of $0.6 million. Fees of $2.6 million were capitalized as deferred financing costs. Use of proceeds from the Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and are presented within non-current restricted cash on our Consolidated Balance Sheet. Amounts borrowed under the Term Loan bear interest at a variable rate (three-month LIBOR) plus an applicable margin. The applicable margin is 5% through the end of the first year following the Closing Date, 7% through the end of the second year following the Closing Date and 8% thereafter. If the Term Loan is terminated within 12 months of the Closing Date, an early termination fee equal to 1% of the outstanding principal is required.
LNG Marketing. In September 2017, we entered into a vessel charter that enabled us to execute a number of LNG purchase and sale opportunities, as well as sub-charter opportunities, that resulted in revenue of approximately $5.9 million for the year ended December 31, 2018.  We continue to implement our marketing strategy by looking for other LNG purchase, sale and vessel charter opportunities.
Regulatory Developments
Export Approval. In February 2017, the DOE/FE issued an order authorizing Tellurian to export 27.6 mtpa of LNG to FTA countries, on its own behalf and as agent for others, for a term of 30 years. Our application for authority to export LNG to non-FTA countries is currently pending before the DOE/FE and is expected to be ruled upon in the first half of 2019.
FERC Application. In March 2017, Tellurian filed an application with FERC for authorization pursuant to Section 3 of the NGA to site, construct and operate the Driftwood terminal, and simultaneously sought authorization pursuant to Section 7 of the NGA for authorization to construct and operate interstate natural gas pipeline facilities. In December 2017, FERC issued the notice of schedule for the environmental review of both the Driftwood terminal and the Driftwood pipeline. In September 2018, we received our draft environmental impact statement (“EIS”) from FERC for the Driftwood terminal and pipeline. We received our final EIS from FERC on January 18, 2019. Refer to Note 19, Subsequent Events to the Consolidated Financial Statements included in this report, for further details.
Environmental Permits. In March 2017, we submitted permit applications to the USACE under the Clean Water Act and the Rivers and Harbors Act for certain dredging and wetland mitigation activities relating to the Driftwood terminal and pipeline. Also in March 2017, we submitted Title V and PSD air permit applications to the Louisiana Department of Environmental Quality under the Clean Air Act for air emissions relating to the Driftwood terminal and pipeline, and the associated permits were granted in July 2018. In addition, in May 2018, we received a Coastal Use Permit from the Louisiana Department of Natural Resources for the Driftwood terminal, which approves the placement of dredged material from the marine berth for beneficial use inside the Louisiana coastal zone. The regulatory review and approval process for the USACE permit is expected to be completed in the first half of 2019.
Natural Gas Properties
Reserves
As discussed in “Our Business and Properties — Overview,” our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,233 net acres and 52 producing wells (18 operated) located in the Haynesville Shale trend of north Louisiana. For the year ended December 31, 2018, these wells had average net production of approximately 3.9 MMcf/d. All of our proved reserves as of December 31, 2018 were associated with those properties. Proved reserves are the estimated quantities of natural gas and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., costs as of the date the estimate is made). Proved reserves are categorized as either developed or undeveloped.
Our reserves as of December 31, 2018 were estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, and are set forth in the following table. Per SEC rules, NSAI based its estimates on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month from January through December 2018. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The prices used were $3.10 per MMbtu of natural gas and $65.56 per barrel of condensate, adjusted for energy content, transportation fees and market differentials.

The following table shows our proved reserves as of December 31, 2018:

	Gas (MMcf)	Condensate (Mbbl)	Gas Equivalent (MMcfe)
Proved reserves (as of December 31, 2018):
Developed producing	17,007	7	17,052
Developed non-producing	515	—	515
Undeveloped	247,332	—	247,332
Total	264,854	7	264,899
The standardized measure of discounted future net cash flow from our proved reserves (the “standardized measure”) as of December 31, 2018 was $145.8 million.
As of December 31, 2018, we had no proved undeveloped reserves that had remained undeveloped for more than five years.
Capital expenditures totaled approximately $17.1 million during 2018. We invested approximately $12.8 million during 2018 developing proved reserves and approximately $4.3 million on wells still in progress at year end.  During the year ended December 31, 2018, we converted approximately 9 Bcfe of proved undeveloped reserves to proved developed reserves.
Refer to Supplemental Disclosures About Natural Gas Producing Activities, starting on page 60, for additional details.
Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used
Our December 31, 2018 reserve report was prepared by NSAI in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S‑X of the SEC. NSAI prepared the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provide to them. This information is reviewed by knowledgeable members of our Company for accuracy and completeness prior to submission to NSAI.
A letter which identifies the professional qualifications of the individual at NSAI who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2018, has been filed as an addendum to Exhibit 99.2 to this report and is incorporated by reference herein.
Internally, a Senior Vice President is responsible for overseeing our reserves process. Our Senior Vice President has over 17 years of experience in the oil and natural gas industry, with the majority of that time in reservoir engineering and asset management. She is a graduate of Virginia Polytechnic Institute and State University with dual degrees in Chemical Engineering and French, and a graduate of the University of Houston with a Masters of Business Administration degree. During her career, she has had multiple responsibilities in technical and leadership roles, including reservoir engineering and reserves management, production engineering, planning, and asset management for multiple U.S. onshore and international projects. She is also a licensed Professional Engineer in the State of Texas.
Production
For the years ended December 31, 2018 and 2017, we produced 1,399 MMcf and 190 MMcf of natural gas at an average sales price of $2.97 and $2.42 per MMcf, respectively. For the years ended December 31, 2018 and 2017, we produced 988 barrels and 150 barrels of condensate at an average sales price of $60.46 per barrel and $57.01 per barrel, respectively. Natural gas and condensate production and operating costs for the periods ended December 31, 2018 and 2017, were $1.71 and $1.25 per MMcfe, respectively.
Drilling Activity
As of December 31, 2018, we were in the process of drilling or completing operations on one operated well and 12 non-operated wells. Of these 12 non-operated wells, as of December 31, 2018, six had been turned in line. We had no exploratory wells drilled in 2018 or 2017. In addition, we had no dry development wells in 2018 or 2017.
Wells and Acreage
As of December 31, 2018, we owned interests in 37 gross (18 net) productive natural gas wells and held by production 10,503 gross (9,074 net) developed leasehold acreage. Additionally, we hold 1,180 gross (1,159 net) undeveloped leasehold acreage. The majority of the undeveloped leasehold acreage is set to expire in 2020 based on two year contractual extensions granted in 2018, with 111 gross and net acres set to expire in 2019. As of December 31, 2018, there were 10 gross (4 net) in process wells.

Volume Commitments
We are not currently subject to any material volume commitments.
Gathering, Processing and Transportation
As part of our acquisitions of natural gas properties, we also acquired certain gathering systems that deliver the natural gas we produce into third-party gathering systems. We believe that these systems and other available midstream facilities and services in the Haynesville Shale trend are adequate for our current operations and near-term growth.
Government Regulations
Our operations are and will be subject to extensive federal, state and local statutes, rules, regulations, and laws that include, but are not limited to, the NGA, the Energy Policy Act of 2005 (the “EPAct”), the Oil Pollution Act, the National Environmental Protection Act (“NEPA”), the Clean Air Act (the “CAA”), the Clean Water Act (the “CWA”), the Resource Conservation and Recovery Act (“RCRA”), the Pipeline Safety Improvement Act of 2002 (the “PSIA”), and the Coastal Zone Management Act (the “CZMA”). These statutes cover areas related to the authorization, construction and operation of LNG facilities and natural gas producing properties, including discharges and releases to the air, land and water, and the handling, generation, storage and disposal of hazardous materials and solid and hazardous wastes due to the development, construction and operation of the facilities. These laws are administered and enforced by governmental agencies including FERC, the U.S. Environmental Protection Agency (the “EPA”), the DOE/FE, the U.S. Department of Transportation (“DOT”), the Louisiana Department of Natural Resources, and the Texas Railroad Commission. Additionally, numerous other governmental and regulatory permits and approvals will be required to build and operate our Business, including, with respect to the construction and operation of the Driftwood Project, consultations and approvals by the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, and U.S. Department of Homeland Security. For example, throughout the life of our liquefaction project, we will be subject to regular reporting requirements to FERC, the DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and other federal and state regulatory agencies regarding the operation and maintenance of our facilities.
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
In 2002, FERC concluded that it would apply light-handed regulation over the rates, terms and conditions agreed to by parties for LNG terminalling services, such that LNG terminal owners would not be required to provide open-access service at non-discriminatory rates or maintain a tariff or rate schedule on file with FERC, as distinguished from the requirements applied to FERC-regulated natural gas pipelines. Although the EPAct codified FERC’s policy, those provisions expired on January 1, 2015. Nonetheless, we see no indication that FERC intends to modify its longstanding policy of light-handed regulation of LNG terminals.
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
U.S. Department of Energy, Office of Fossil Energy Export License
Under the NGA, exports of natural gas to FTA countries are “deemed to be consistent with the public interest,” and authorization to export LNG to FTA countries shall be granted by the DOE/FE “without modification or delay.” FTA countries currently capable of importing LNG include Canada, Chile, Colombia, Jordan, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to non-FTA countries are authorized unless the DOE/FE finds that the proposed exportation “will not be consistent with the public interest.”
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
In April 2016, PHMSA issued a notice of proposed rulemaking addressing changes to the regulations governing the safety of gas transmission pipelines. Specifically, PHMSA is considering certain integrity management requirements for “moderate consequence areas,” requiring an integrity verification process for specific categories of pipelines, and mandating more explicit requirements for the integration of data from integrity assessments to an operator’s compliance procedures. PHMSA is also considering whether to revise requirements for corrosion control and expanding the definition of regulated gathering lines. These notices of proposed rulemaking are still pending at PHMSA and have not been finalized.
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

Other Governmental Permits, Approvals and Authorizations
The construction and operation of the Driftwood Project will be subject to additional federal permits, orders, approvals and consultations required by other federal and state agencies, including DOT, the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, the EPA and U.S. Department of Homeland Security.
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
Clean Air Act. The CAA and comparable state laws and regulations regulate and restrict the emission of air pollutants from many sources and impose various monitoring and reporting requirements, among other requirements. The Driftwood Project is subject to the federal CAA and comparable state and local laws. We may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining permits and approvals pursuant to the CAA and comparable state laws and regulations.
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
The EPA issued the Clean Power Plan in 2015, which would have required existing power plants to reduce their carbon dioxide emissions. The Supreme Court stayed implementation of the Clean Power Plan in February 2016. In October 2017, the EPA proposed to repeal the Clean Power Plan. The comment period on the proposed rule closed on April 26, 2018. On August 21, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule, which would establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE would replace the Clean Power Plan.
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
Coastal Zone Management Act. The siting and construction of the Driftwood terminal within the coastal zone may be subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.
Clean Water Act. The Driftwood Project is subject to the CWA and analogous state and local laws. The CWA and analogous state and local laws regulate discharges of pollutants to waters of the U.S. or waters of the state, including discharges of wastewater and storm water runoff and discharges of dredged or fill material into waters of the U.S., as well as spill prevention, control and countermeasure requirements. Permits must be obtained prior to discharging pollutants into state and federal waters or dredging or filling wetland and coastal areas. The CWA is administered by the EPA, the USACE and by the states. Additionally, the siting and construction of the Driftwood Project may potentially impact jurisdictional wetlands, which would require appropriate federal, state and/or local permits and approval prior to impacting such wetlands. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for regulated impacts to wetlands. The approval timeframe may also be longer than expected and could potentially affect project schedules.

In June 2015, the EPA issued a final rule that attempts to clarify the CWA’s jurisdictional reach over waters of the U.S. In February 2018, the EPA issued a rule that delays the applicability of the new definition of the waters of the U.S. until February 2020. On August 16, 2018, the U.S. District Court for South Carolina found that the EPA and the USACE failed to comply with the Administrative Procedure Act and struck the 2018 rule that attempted to delay the applicability date of the 2015 Clean Water Rule. Other district courts, however, have issued rulings temporarily enjoining the applicability of the 2015 Clean Water Rule itself. Taken together, the 2015 Clean Water Rule is currently in effect in 23 states, and temporarily stayed in the remaining states. In those remaining states, the 1986 rule and guidance remain in effect. On December 11, 2018, the EPA and the USACE issued a proposed new rule that would differently revise the definition of “waters of the United States” and essentially replace both the 1986 rule and the 2015 Clean Water Rule. According to the agencies, the proposed new rule is “intended to increase CWA program predictability and consistency by increasing clarity as to the scope of ‘waters of the United States’ federally regulated under the Act.” If finalized, this new definition of “waters of the United States” will likely be challenged and sought to be enjoined in federal court. If and when a final rule (as issued or revised) goes into effect, it could expand the scope of the CWA’s jurisdiction, which could result in increased costs and delays with respect to obtaining permits for discharges or pollutants or dredge and fill activities in waters of the U.S., including wetland areas.
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
Hydraulic Fracturing. Hydraulic fracturing is commonly used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations. We plan to use hydraulic fracturing extensively in our natural gas production operations. The process involves the injection of water, sand, and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations which are held open by the grains of sand, enabling the natural gas to more easily flow to the wellbore. The process is generally subject to regulation by state oil and natural gas commissions but is also subject to new and changing regulatory programs at the federal, state and local levels.

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
In February 2014, the EPA issued permitting guidance under the Safe Drinking Water Act (the “SDWA”) for the underground injection of liquids from hydraulically fractured wells and other wells where diesel is used. Depending upon how it is implemented, this guidance may create duplicative requirements in certain areas, further slow the permitting process in certain areas, increase the costs of operations, and result in expanded regulation of hydraulic fracturing activities by the EPA.
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
In June 2016, the EPA finalized additional new source performance standards under the CAA to reduce methane emissions from new and modified sources in the oil and natural gas sector. These new regulations impose, among other things, new requirements for leak detection and repair, control requirements at oil well completions, and additional control requirements for gathering, boosting, and compressor stations. On September 11, 2018, the EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations.
In November 2016, the BLM finalized rules to further regulate venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. On September 28, 2018, the BLM published a final rule that revises the 2016 rules. The new rule, among other things, rescinds the 2016 rule requirements related to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels, and leak detection and repair. The new rule also revised provisions related to venting and flaring. Environmental groups and the States of California and New Mexico have filed challenges to the 2018 rule in the United States District Court for the Northern District of California.
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
Regulation of Natural Gas Production
Our natural gas production operations are subject to a number of additional laws, rules and regulations that require, among other things, permits for the drilling of wells, drilling bonds and reports concerning operations. States, parishes and municipalities in which we operate may regulate, among other things:

•	the location of new wells;

•	the method of drilling, completing and operating wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells;

•	notice to surface owners and other third parties; and

•	produced water and waste disposal.
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states, including Louisiana, allow forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells and generally prohibit the venting or flaring of natural gas and require that oil and natural gas be produced in a prorated, equitable system. These laws and regulations may limit the amount of oil and natural gas that we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, most states generally impose a production, ad valorem or severance tax with respect to the production and sale of oil and natural gas within their jurisdictions. Many local authorities also impose an ad valorem tax on the minerals in place. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.
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
We have instituted policies, procedures and ongoing training of employees with regard to business ethics, designed to ensure that we and our employees comply with the FCPA, other anti-corruption laws, Trade Control laws and the Criminal Finances Act 2017. However, there is no assurance that our efforts have been and will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements. If we are not in compliance with the FCPA, other anti-corruption laws, Trade Control laws or the Criminal Finances Act 2017, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or the Criminal Finances Act 2017 by the U.S. or foreign authorities could have a material adverse impact on our reputation, business, financial condition and results of operations.
Competition
We are subject to a high degree of competition in all aspects of our business. See “Item 1A — Risk Factors — Risks Relating to Our Business in General — Competition is intense in the energy industry and some of Tellurian’s competitors have greater financial, technological and other resources.”
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

LNG Marketing. Tellurian competes with a variety of companies in the global LNG market, including (i) integrated energy companies that market LNG from their own liquefaction facilities, (ii) trading houses and aggregators with LNG supply portfolios, and (iii) liquefaction plant operators that market equity volumes. Many of the companies with which we compete have greater name recognition, larger staffs, greater access to the LNG market and substantially greater financial, technical, and marketing resources than we do.
Title to Properties
With respect to our natural gas producing properties, we believe that we hold good and defensible leasehold title to substantially all of our properties in accordance with standards generally accepted in the industry. A preliminary title examination is conducted at the time the properties are acquired. Our natural gas properties are subject to royalty, overriding royalty, and other outstanding interests.
We believe that we hold good title to our other properties, subject to customary burdens, liens, or encumbrances that we do not expect to materially interfere with our use of the properties.
Major Customers
We do not have any major customers.
Facilities
Certain subsidiaries of Tellurian have entered into operating leases for office space in Houston, Texas, Washington, D.C., London, England and Singapore. The tenors of the leases are three, five, eight and 10 years for Singapore, London, Houston and Washington, D.C., respectively.
Employees
As of December 31, 2018, Tellurian had 172 full-time employees worldwide, none of whom are subject to collective bargaining arrangements.
Jurisdiction and Year of Formation
The Company is a Delaware corporation originally formed in 1967 and formerly known as Magellan Petroleum Corporation.
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
Risks Relating to Financial Matters
Tellurian will be required to seek additional equity and/or debt financing in the future to complete the Driftwood Project and to grow its other operations, and may not be able to secure such financing on acceptable terms, or at all.
Tellurian will be unable to generate any significant revenue from the Driftwood Project for multiple years, and expects cash flow from its other lines of business to be modest for an extended period as it focuses on the development and growth of these operations. Tellurian will therefore need substantial amounts of additional financing to execute its business plan. There can be no assurance that Tellurian will be able to raise sufficient capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, Tellurian may be required to delay, scale back or cancel the development of business opportunities, and this could adversely affect its operations and financial condition to a significant extent. Tellurian intends to pursue a variety of potential financing transactions, including sales of equity of Driftwood Holdings to purchasers of its LNG. We do not know whether, and to what extent, LNG purchasers and other potential sources of financing will find the terms we propose acceptable.
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
Tellurian has not yet commenced the construction of the Driftwood Project and expects to incur significant additional costs and expenses through completion of development and construction of that project. The Company also expects to devote substantial amounts of capital to the growth and development of its other operations. Tellurian expects that operating losses will increase substantially in 2019 and thereafter, and expects to continue to incur operating losses and to experience negative operating cash flows for the next several years.
Tellurian’s exposure to the performance and credit risks of its counterparties may adversely affect its operating results, liquidity and access to financing.
Our operations involve our entering into various construction, purchase and sale, hedging, supply and other transactions with numerous third parties. In such arrangements, we will be exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fail to perform their obligations under the applicable agreement. Some of these risks may increase during periods of commodity price volatility. In some cases, we will be dependent on a single counterparty or a small group of counterparties, all of whom may be similarly affected by changes in economic and other conditions. These risks include, but are not limited to, risks related to the construction of the Driftwood Project discussed below in “ — Risks Relating to Our LNG Business — Tellurian will be dependent on third-party contractors for the successful completion of the Driftwood Project, and these contractors may be unable to complete the Driftwood Project.” Defaults by suppliers and other counterparties may adversely affect our operating results, liquidity and access to financing.
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
Factors that could materially affect our future effective tax rates include but are not limited to:
•changes in the regulatory environment;
•changes in accounting and tax standards or practices;
•changes in the composition of operating income by tax jurisdiction; and
•our operating results before taxes.
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
In December 2017, the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended. At this time, the U.S. Department of Treasury has not yet issued final regulations on all provisions of the Tax Act. There may be future Congressional technical corrections to the Tax Act and other regulatory guidance and/or administrative interpretations to the Tax Act that are yet to be issued. We will continue to examine the impact that new guidance and interpretation of the Tax Act may have on our business. We urge our stockholders to consult with their legal and tax advisors with respect to the legislation and potential tax consequences of investing in our stock.
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
We are also subject to examination by the Internal Revenue Service (the “IRS”) and other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.
Tellurian does not expect to generate sufficient cash to pay dividends until the completion of construction of the Driftwood Project.
Tellurian’s directly and indirectly held assets currently consist primarily of cash held for certain start-up and operating expenses, applications for permits from regulatory agencies relating to the Driftwood Project and certain real property and mineral interests related to that project. Tellurian’s cash flow, and consequently its ability to distribute earnings, is solely dependent upon the cash flow its subsidiaries receive from the Driftwood Project and its other operations. Tellurian’s ability to complete the Driftwood Project, as discussed further below, is dependent upon its subsidiaries’ ability to obtain necessary regulatory approvals and raise the capital necessary to fund the development of the project. We expect that cash flows from our operations will be reinvested in the business rather than used to fund dividends, that pursuing our strategy will require substantial amounts of capital, and that the required capital will exceed cash flows from operations for a significant period.
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
As described in “Our Business and Properties — 2018 Developments — Significant Transactions,” in September 2018, Tellurian Production Holdings LLC (“Production Holdings”) entered into a credit agreement providing for the Term Loan, and Tellurian Inc. entered into a parent guarantee pursuant to which it guaranteed the obligations of Production Holdings relating to the Term Loan. Production Holdings’ ability to generate cash flows from operations sufficient to pay interest and principal on its indebtedness will depend on its future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing commodity prices and economic conditions and financial, business and other factors, many of which are beyond its control. If Production Holdings is unable to satisfy its obligations under the Term Loan, Tellurian Inc. may be obligated to pay interest and/or principal on the indebtedness pursuant to the parent guarantee, and it may not have the financial resources to do so. Tellurian Inc. does not currently have any material sources of operating cash flows. An inability on the part of Production Holdings to generate adequate cash flows from operations could adversely affect our ability to execute our overall business plan, and we could be required to sell assets, reduce our capital expenditures or seek refinancing indebtedness to satisfy the requirements of the Term Loan and the parent guarantee. These alternative measures may be unavailable or inadequate and may themselves adversely affect our overall business strategy.
Restrictions in the credit agreement could limit the growth and operations of Production Holdings.
The credit agreement governing the Term Loan contains restrictions on Production Holdings’ activities, certain of which are described in Note 13, Long-Term Borrowings, to the Consolidated Financial Statements included in this report.

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
Risks Relating to Our LNG Business
Various economic and political factors could negatively affect the development, construction and operation of LNG facilities, including the Driftwood terminal, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
We currently estimate the total cost of the Driftwood Project to be approximately $28 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. However, cost estimates for these and other projects we may pursue are only approximations of the actual costs of construction. Moreover, cost estimates may be inaccurate and may change due to various factors, such as cost overruns, change orders, delays in construction, legal and regulatory requirements, site issues, increased component and material costs, escalation of labor costs, labor disputes, changes in commodity prices, changes in foreign currency exchange rates, increased spending to maintain Tellurian’s construction schedule and other factors. For example, new or increased tariffs on materials needed in the construction process have been proposed or may be proposed in the future and such new or increased tariffs could materially increase construction costs. In particular, tariffs on imported steel may significantly increase our construction costs. Similarly, cost overruns could occur as a result of dredging-related expenditures incurred to comply with water depth regulations in the Calcasieu Ship Channel. Our estimate of the cost of construction of the Driftwood terminal is based on the prices set forth in our LSTK EPC contracts with Bechtel which are subject to adjustment by change orders, including for consideration of cost escalation associated with the issuance of a “notice to proceed” with respect to the Driftwood terminal after December 31, 2017. Our cost estimates for the Haynesville Global Access Pipeline and the Permian Global Access Pipeline are more preliminary than the estimate for the Driftwood pipeline.
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
Tellurian’s ability to generate cash may depend upon it entering into contracts with third-party customers and the performance of those customers under those contracts.
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
We may not be able to purchase, receive or produce sufficient natural gas to satisfy our delivery obligations under any LNG sale and purchase agreements, which could have an adverse effect on us.
Under LNG sale and purchase agreements with our customers, we may be required to make available to them a specified amount of LNG at specified times. However, we may not be able to acquire or produce sufficient quantities of natural gas or LNG to satisfy those obligations, which may provide affected customers with the right to terminate their LNG sale and purchase agreements. Our failure to purchase, receive or produce sufficient quantities of natural gas or LNG in a timely manner could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The construction and operation of the Driftwood Project and the Pipeline Network remains subject to further approvals, and some approvals may be subject to further conditions, review and/or revocation.
The design, construction and operation of LNG export terminals is a highly regulated activity. The approval of FERC under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, is required to construct and operate an LNG terminal. Even if the necessary authorizations initially required to operate our proposed LNG facilities are obtained, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Further, Tellurian must obtain and maintain approvals to export LNG to FTA and non-FTA countries in order to execute its business strategy. Tellurian and its affiliates will be required to obtain governmental approvals and authorizations to implement its proposed business strategy, which includes the construction and operation of the Driftwood Project. In particular, authorization from FERC and the DOE/FE is required to construct and operate our proposed LNG facilities. In addition to seeking to obtain approval for export to FTA countries, Tellurian has filed an application to obtain approval for export to non-FTA countries. Numerous permits and approvals will also be required in connection with other aspects of the Driftwood Project, including the construction and operation of the Pipeline Network and our upstream operations.
There is no assurance that Tellurian will obtain and maintain these governmental permits, approvals and authorizations, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on its business, results of operations, financial condition and prospects.
Tellurian will be dependent on third-party contractors for the successful completion of the Driftwood terminal, and these contractors may be unable to complete the Driftwood terminal.
There is limited recent industry experience in the U.S. regarding the construction or operation of large-scale LNG facilities. The construction of the Driftwood terminal is expected to take several years, will be confined to a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could adversely affect financial performance or impair Tellurian’s ability to execute its proposed business plan.
Timely and cost-effective completion of the Driftwood terminal in compliance with agreed-upon specifications will be highly dependent upon the performance of Bechtel and other third-party contractors pursuant to their agreements. However, Tellurian has not yet entered into definitive agreements with all of the contractors, advisors and consultants necessary for the development and construction of the Driftwood terminal. Tellurian may not be able to successfully enter into such construction contracts on terms or at prices that are acceptable to it.
Further, faulty construction that does not conform to Tellurian’s design and quality standards may have an adverse effect on Tellurian’s business, results of operations, financial condition and prospects. For example, improper equipment installation may lead to a shortened life of Tellurian’s equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of Tellurian’s third-party contractors to perform successfully under any agreements to be entered into is dependent on a number of factors, including force majeure events and such contractors’ ability to:

•
design, engineer and receive critical components and equipment necessary for the Driftwood terminal to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;

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

Furthermore, Tellurian may have disagreements with its third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. Tellurian may also face difficulties in commissioning a newly constructed facility. Any significant delays in the development of the Driftwood terminal could materially and adversely affect Tellurian’s business, results of operations, financial condition and prospects. In addition, the construction of the pipelines in the Pipeline Network and other infrastructure we build in connection with the Driftwood Project or otherwise will be subject to substantially all of the foregoing risks, and the occurrence of any construction-related problem could have a variety of adverse effects on our operations. In particular, completion of the Driftwood pipeline will be required for the long-term operations of the Driftwood terminal.

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
Siting, development and construction of the Driftwood Project will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:

•	difficulties or delays in obtaining, or failure to obtain, sufficient equity or debt financing on reasonable terms;

•	failure to obtain all necessary government and third-party permits, approvals and licenses for the construction and operation of the Driftwood Project or any other proposed LNG facilities;

•	difficulties in engaging qualified contractors necessary to the construction of the contemplated Driftwood Project or other LNG facilities;

•	shortages of equipment, material or skilled labor;

•	natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;

•	unscheduled delays in the delivery of ordered materials;

•	work stoppages and labor disputes;

•	competition with other domestic and international LNG export terminals;

•
unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend in part on supplies of and prices for alternative energy sources and the discovery of new sources of natural resources;

•	unexpected or unanticipated need for additional improvements; and

•	adverse general economic conditions.
Delays beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that are currently estimated, which could require Tellurian to obtain additional sources of financing to fund the activities until the proposed Driftwood terminal is constructed and operational (which could cause further delays). Any delay in completion of the Driftwood Project may also cause a delay in the receipt of revenues projected from the Driftwood Project or cause a loss of one or more customers. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects. Similar risks may affect the construction of other facilities and projects we elect to pursue.
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
Tellurian’s success will depend on its ability to create and maintain a competitive position in the natural gas liquefaction industry. In particular, although Tellurian plans to construct the Driftwood terminal using proven technologies that it believes provide it with certain advantages, Tellurian does not have any exclusive rights to any of the technologies that it will be utilizing. In addition, the technology Tellurian anticipates using in the Driftwood Project may be rendered obsolete or uneconomical by legal or regulatory requirements, technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of its competitors or others, which could materially and adversely affect Tellurian’s business, results of operations, financial condition, liquidity and prospects.
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
Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;

•	increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;

•	increases in the cost to supply natural gas feedstock to our liquefaction project;

•	decreases in the cost of competing sources of natural gas or alternate sources of energy such as coal, heavy fuel oil, diesel, nuclear, hydroelectric, wind and solar;

•	decreases in the price of non-U.S. LNG, including decreases in price as a result of contracts indexed to lower oil prices;

•	increases in capacity and utilization of nuclear power and related facilities;

•	increases in the cost of LNG shipping; and

•	displacement of LNG by pipeline natural gas or alternative fuels in locations where access to these energy sources is not currently available.
Political instability in foreign countries that import natural gas, or strained relations between such countries and the U.S., may also impede the willingness or ability of LNG suppliers, purchasers and merchants in such countries to import LNG from the U.S. Furthermore, some foreign purchasers of LNG may have economic or other reasons to obtain their LNG from non-U.S. markets or our competitors’ liquefaction facilities in the U.S.
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
We will rely on third-party engineers to estimate the future capacity ratings and performance capabilities of the Driftwood terminal, and these estimates may prove to be inaccurate.
We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Driftwood terminal. Any of our LNG facilities, when constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates under our future LNG sale and purchase agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
We will face numerous risks in developing and conducting our operations. For example, the plan of operations for the proposed Driftwood Project is subject to the inherent risks associated with LNG, pipeline and upstream operations, including explosions, pollution, leakage or release of toxic substances, fires, hurricanes and other adverse weather conditions, leakage of hydrocarbons, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the proposed Driftwood Project or damage to persons and property. In addition, operations at the proposed Driftwood Project and vessels or facilities of third parties on which Tellurian’s operations are dependent could face possible risks associated with acts of aggression or terrorism.
In 2005, 2008 and 2017, hurricanes damaged coastal and inland areas located in the Gulf Coast area, resulting in disruption and damage to certain LNG terminals located in the area. Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Driftwood terminal or related infrastructure, as well as delays or cost increases in the construction and the development of the Driftwood terminal or other facilities. Storms, disasters and accidents could also damage or interrupt the activities of vessels that we or third parties operate in connection with our LNG business. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels. If any such effects were to occur, they could have an adverse effect on our coastal operations.
Our LNG business will face other types of risks and liabilities as well. For instance, our LNG marketing activities will expose us to possible financial losses, including the risk of losses resulting from adverse changes in the index prices upon which contracts for the purchase and sale of LNG cargoes are based. Our LNG marketing activities will also be subject to various domestic and international regulatory and foreign currency risks.
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
Risks Relating to Our Natural Gas and Oil Production Activities
Acquisitions of natural gas and oil properties are subject to the uncertainties of evaluating reserves and potential liabilities, including environmental uncertainties.
We expect to pursue acquisitions of natural gas and oil properties from time to time. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include reserves, development potential, future commodity prices, operating costs, title issues, and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence that we believe is generally consistent with industry practices. However, our due diligence activities are not likely to permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well prior to an acquisition, and our ability to evaluate undeveloped acreage is inherently imprecise. Even when we inspect a well, we may not always discover structural, subsurface, and environmental problems that may exist or arise. In some cases, our review prior to signing a definitive purchase agreement may be even more limited. In addition, we may acquire acreage without any warranty of title except as to claims made by, through or under the transferor.
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
The revenues, operating results and profitability of our natural gas or oil production activities will depend significantly on the prices we receive for the natural gas or oil we sell. We will require substantial expenditures to replace reserves, sustain production and fund our business plans. Low natural gas or oil prices can negatively affect the amount of cash available for acquisitions and capital expenditures and our ability to raise additional capital and, as a result, could have a material adverse effect on our revenues, cash flow and reserves. In addition, low natural gas or oil prices may result in write-downs of our natural gas or oil properties. Conversely, any substantial or extended increase in the price of natural gas would adversely affect the competitiveness of LNG as a source of energy. See risks discussed above in “ — Risks Relating to Our LNG Business — Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.” Part of our strategy involves adjusting the level of our natural gas development activities based on our judgment as to whether it will be most cost-effective to source natural gas for the Driftwood terminal from our own production or, instead, from natural gas produced by third parties. In some circumstances, making these adjustments may involve costs. For example, a decrease in our activities may result in the expiration of leases or an increase in costs on a per-unit basis.
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
Our planned development and acquisition activities will require substantial capital expenditures. We intend to fund our capital expenditures for our natural gas and oil production activities through cash on hand and financing transactions that may include public or private equity or debt offerings or borrowings under additional debt agreements. We expect to generate only modest cash flows for a significant period of time from our producing properties. Our ability to generate operating cash flow in the future will be subject to a number of risks and variables, such as the level of production from existing wells, the price of natural gas or oil, our success in developing and producing new reserves and the other risk factors discussed in this section. If we are unable to fund our capital expenditures for natural gas or oil production activities as planned, we could experience a curtailment of our development activity and a decline in our natural gas or oil production, and that could affect our ability to pursue our overall strategy.
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
Natural gas and oil reserve engineering requires estimates of underground accumulations of hydrocarbons and assumptions concerning future prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect. Our estimates of proved reserves are determined at costs at the date of the estimate. Any significant variance from these costs could greatly affect our estimates of reserves. At December 31, 2018, approximately 93% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.
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
The demand for qualified and experienced field and technical personnel to conduct our operations can fluctuate significantly, often in correlation with hydrocarbon prices. The price of services and equipment may increase in the future and availability may decrease. In addition, it is possible that oil prices could increase without a corresponding increase in natural gas prices, which could lead to increased demand and prices for equipment, facilities and personnel without an increase in the price at which we sell our natural gas to third parties. This could have an adverse effect on the competitiveness of the LNG produced from the Driftwood Project. In this scenario, necessary equipment, facilities and services may not be available to us at economical prices. Any shortages in availability or increased costs could delay us or cause us to incur significant additional expenditures, which could have a material adverse effect on the competitiveness of the natural gas we sell and therefore on our business, financial condition and results of operations.
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
The Tellurian Defendants, along with Tellurian director Martin Houston and three other individuals as well as certain entities in which each of them owned membership interests, as applicable, have been named as defendants in a lawsuit as described in “Item 3 — Legal Proceedings.” Although the Tellurian Defendants believe the plaintiffs’ claims are without merit, the Tellurian Defendants may not ultimately be successful and any potential liability they may incur is not reasonably estimable. Moreover, even if the Tellurian Defendants are successful in defense of this litigation, they could incur costs and suffer both an economic loss and an adverse impact on their reputations, which could have a material adverse effect on our business. In addition, any adverse judgment or settlement of the litigation could have an adverse effect on our operating results and financial condition.
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
Additionally, we are dependent upon an available labor pool of skilled employees. We will compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and to provide our customers with the highest quality service. A shortage of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, or increases in the amounts we are obligated to pay our contractors, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
In July 2017, Tellurian Investments, Driftwood LNG LLC (“Driftwood LNG”), Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas between Cheniere Energy, Inc. and one of its affiliates, on the one hand (collectively, “Cheniere”), and Parallax Enterprises LLC and certain of its affiliates (not including Parallax Services LLC, now known as Tellurian Services LLC) on the other hand (collectively, “Parallax”). In October 2017, Driftwood Pipeline LLC (“Driftwood Pipeline”) and Tellurian Services LLC were also named by Cheniere as third-party defendants. Cheniere alleges that it entered into a note and a pledge agreement with Parallax. Cheniere claims that the third-party defendants tortiously interfered with the note and pledge agreement and aided in the fraudulent transfer of Parallax assets. Cheniere is seeking unspecified amounts of monetary damages and certain equitable relief. We believe that Cheniere’s claims against Tellurian Investments, Driftwood LNG, Driftwood Pipeline and Tellurian Services LLC are without merit and do not expect the resolution of the suit to have a material effect on our results of operation or financial condition. Trial has been set for June 2019.
ITEM 4. MINE SAFETY DISCLOSURE
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on the NASDAQ Capital Market (“NASDAQ”) under the symbol “TELL.” As of February 15, 2019, there were approximately 571 record holders of Tellurian’s common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.
Recent Sales of Unregistered Securities
On December 5, 2018, the Company issued 143,500 shares of its common stock, subject to certain vesting requirements, as consideration under a management consulting agreement for certain services.  The shares were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended December 31, 2018.
Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2013, through and including the market close on December 31, 2018, with the cumulative total return for the same time period of the same amount invested in the Russell 2000 index and a peer group index. Our peer group index consists of the following companies: (1) Cheniere Energy Partners LP (CQP), (2) ONEOK, Inc. (OKE), (3) Golar LNG Limited (GLNG), (4) Enable Midstream Partners LP (ENBL), (5) Cheniere Energy, Inc. (LNG), (6) Teekay Lng Partners, L.P. (TGP), (7) Teekay Corporation (TK), (8) GasLog Ltd (GLOG), (9) Targa Resources Corporation (TRGP) and (10) Anadarko Petroleum Corporation (APC). This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) comparable industries, (ii) similar market capitalization and (iii) similar operational characteristics, capital intensity, business and operating risks.
Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Tellurian Inc.	100	88	7	137	118	84
Russell 2000	100	104	98	117	132	116
Peer Group	100	113	56	83	88	79
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below (in thousands, except per share amounts) are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes.We have derived the selected financial data presented below as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 (the “Successor”) and for the period from January 1, 2016 to April 9, 2016 (the “Predecessor”) from our Consolidated Financial Statements and related notes included in this report. See Explanatory Note in Item 7. We have derived the selected financial data presented below as of April 9, 2016, December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 from financial statements that are not included in this report.

	Successor			Predecessor
	Year Ended December 31,			For the period from January 1, 2016 through April 9, 2016	Year Ended December 31,
	2018	2017	2016		2015	2014
Total revenue	$10,286	$5,441	$—	$31	$1,686	$1,460
Income (loss) from operations	(127,720)	(238,567)	(93,730)	(638)	105	631
Net income (loss)	(125,745)	(231,459)	(96,655)	(638)	105	631
Net loss per common share - basic and diluted	(0.59)	(1.23)	(1.01)	na*	na*	na*

	Successor			Predecessor
	December 31,			April 9,	December 31,
	2018	2017	2016	2016	2015	2014
Cash and cash equivalents	$133,714	$128,273	$21,398	$210	$589	$258
Property, plant and equipment, net	130,580	115,856	10,993	480	148	111
Deferred engineering costs	69,000	18,000	—	—	—	—
Non-current restricted cash	49,875	—	—	—	—	—
Total assets	408,548	276,823	39,078	1,108	1,137	1,515
Long-term borrowings	57,048	—	—	—	—	—

* Not applicable.
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
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:

•	Our Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Capital Development Activities

•	Results of Operations

•	Off-balance Sheet Arrangements

•	Commitments and Contingencies

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), and three related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and our existing and planned natural gas production assets collectively as the “Driftwood Project”. We currently estimate the total cost of the Driftwood Project to be approximately $28 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. Our Business may be developed in phases.
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
The proposed Pipeline Network will consist of three pipelines, the Driftwood pipeline, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline. The Driftwood pipeline will be a 96-mile large diameter pipeline that will interconnect with 14 existing interstate pipelines throughout southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch, 36-inch and 30-inch diameter pipeline segments and three compressor stations totaling approximately 274,000 horsepower, all as necessary to provide approximately 4 Bcf/d of average daily natural gas transportation service. We estimate construction costs for the Driftwood pipeline of approximately $2.3 billion before owners’ costs, financing costs and contingencies.
The Haynesville Global Access Pipeline is expected to run approximately 200 miles from northern to southwest Louisiana. The Permian Global Access Pipeline is expected to run approximately 625 miles from west Texas to southwest Louisiana. Each of these pipelines is expected to have a diameter of 42 inches and be capable of delivering approximately 2 Bcf/d of natural gas. We currently estimate that construction costs will be approximately $1.4 billion for the Haynesville Global Access Pipeline and approximately $3.7 billion for the Permian Global Access Pipeline, in each case before owners’ costs, financing costs and contingencies.
Our current upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,233 net acres and 52 producing wells (18 operated) located in the Haynesville Shale trend of north Louisiana. For the year ended December 31, 2018, these wells had average net production of approximately 3.9 MMcf/d. As of December 31, 2018, our estimate of net proved reserves was approximately 265 Bcfe. We began drilling certain locations on our properties in the fourth quarter of 2018 using proceeds from the Term Loan (as described in “2018 Developments — Significant Transactions — Term Loan” below).
In connection with the implementation of our Business, we are offering partnership interests in a subsidiary, Driftwood Holdings LLC (“Driftwood Holdings”), which will own the Driftwood Project. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal.  We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings. We also continue to develop our LNG marketing activities as described below in “2018 Developments — Significant Transactions — LNG Marketing.”
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
Preferred Stock Issuance. In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel, pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”). In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of the outstanding liabilities associated with the detailed engineering services for the Driftwood Project, and to apply approximately $27.3 million to additional future detailed engineering services. During the year ended December 31, 2018, all of the approximately $27.3 million of future services were received and, as such, all $50.0 million has been recognized on our Consolidated Balance Sheets within deferred engineering costs.
Term Loan. On September 28, 2018 (the “Closing Date”), we entered into a three-year senior secured term loan credit agreement (the “Term Loan”) in the principal amount of $60.0 million at a price of 99% of par, resulting in an original issue discount of $0.6 million. Fees of $2.6 million were capitalized as deferred financing costs. Use of proceeds from the Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and are presented within non-current restricted cash on our Consolidated Balance Sheet. Amounts borrowed under the Term Loan bear interest at a variable rate (three-month LIBOR) plus an applicable margin. The applicable margin is 5% through the end of the first year following the Closing Date, 7% through the end of the second year following the Closing Date and 8% thereafter. If the Term Loan is terminated within 12 months of the Closing Date, an early termination fee equal to 1% of the outstanding principal is required.
LNG Marketing. In September 2017, we entered into a vessel charter that enabled us to execute a number of LNG purchase and sale opportunities, as well as sub-charter opportunities, that resulted in revenue of approximately $5.9 million for the year ended December 31, 2018.  We continue to implement our marketing strategy by looking for other LNG purchase, sale and vessel charter opportunities.
Regulatory Developments
Export Approval. In February 2017, the DOE/FE issued an order authorizing Tellurian to export 27.6 mtpa of LNG to FTA countries, on its own behalf and as agent for others, for a term of 30 years. Our application for authority to export LNG to non-FTA countries is currently pending before the DOE/FE and is expected to be ruled upon in the first half of 2019.
FERC Application. In March 2017, Tellurian filed an application with FERC for authorization pursuant to Section 3 of the NGA to site, construct and operate the Driftwood terminal, and simultaneously sought authorization pursuant to Section 7 of the NGA for authorization to construct and operate interstate natural gas pipeline facilities. In December 2017, FERC issued the notice of schedule for the environmental review of both the Driftwood terminal and the Driftwood pipeline. In September 2018, we received our draft environmental impact statement (“EIS”) from FERC for the Driftwood terminal and pipeline. We received our final EIS from FERC on January 18, 2019. Refer to Note 19, Subsequent Events to the Consolidated Financial Statements included in this report, for further details.
Environmental Permits. In March 2017, we submitted permit applications to the USACE under the Clean Water Act and the Rivers and Harbors Act for certain dredging and wetland mitigation activities relating to the Driftwood terminal and pipeline. Also in March 2017, we submitted Title V and PSD air permit applications to the Louisiana Department of Environmental Quality under the Clean Air Act for air emissions relating to the Driftwood terminal and pipeline, and the associated permits were granted in July 2018. In addition, in May 2018, we received a Coastal Use Permit from the Louisiana Department of Natural Resources for the Driftwood terminal, which approves the placement of dredged material from the marine berth for beneficial use inside the Louisiana coastal zone. The regulatory review and approval process for the USACE permit is expected to be completed in the first half of 2019.
Liquidity and Capital Resources
Capital Resources
We are currently funding our operations, development activities and general working capital needs through our cash on hand. We are funding our specific development and drilling activities with the proceeds from the Term Loan. Our current capital resources consist of approximately $133.7 million of cash and cash equivalents as of December 31, 2018 on a consolidated basis, which are primarily the result of issuances of common stock in 2017 and in the first half of 2018, and approximately $49.6 million of non-current restricted cash from the Term Loan proceeds. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
We also have the ability to raise funds through common or preferred stock issuances, debt financings, an at-the-market equity offering program or sale of assets.
We maintain an at-the-market equity offering program through Credit Suisse Securities (USA) LLC under which we may raise aggregate sales proceeds of up to $189.7 million.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Year Ended December 31,			For the period from January 1, 2016 through April 9, 2016

	2018	2017	2016
Cash used in operating activities	$(103,752)	$(109,229)	$(50,430)	$(111)
Cash used in investing activities	(21,687)	(95,565)	(10,506)	(268)
Cash provided by financing activities	180,755	311,669	82,334	—

Net increase (decrease) in cash, cash equivalents and restricted cash	55,316	106,875	21,398	(379)
Cash, cash equivalents and restricted cash, beginning of the period	128,273	21,398	—	589
Cash, cash equivalents and restricted cash, end of the period	$183,589	$128,273	$21,398	$210

Net working capital	$87,664	$81,393	$17	$(784)
Cash used in operating activities for the year ended December 31, 2018 decreased approximately $5.5 million compared to the same period in 2017. The decrease in cash used in operating activities primarily relates to the absence of one-off Merger-related expenses of approximately $4.9 million.
Cash used in investing activities for the year ended December 31, 2018 decreased approximately $73.9 million compared to the same period in 2017, primarily due to reduced acquisition and development activities related to natural gas properties. During 2018, we invested approximately $13.5 million in such activities compared to approximately $90.1 million paid for acquisitions in 2017.
Cash provided by financing activities for the year ended December 31, 2018 decreased approximately $130.9 million compared to the same period in 2017, primarily due to the issuance of common stock through equity offerings and through our at-the-market equity program during 2017, which resulted in aggregate net proceeds of approximately $312.5 million, compared to the common stock issuances during the same period in 2018, which resulted in net proceeds of approximately $129.7 million. The comparative decrease of approximately $182.8 million was partially offset by approximately $56.8 million of net proceeds from the Term Loan.
Cash used in operating activities for the year ended December 31, 2017 increased approximately $58.8 million compared to the same period in 2016, primarily due to one-time payments of approximately $12.5 million related to our development activities, approximately $4.9 million of Merger-related expenses and approximately $41.4 million of disbursements in the normal course of business. Disbursements increased primarily due to the increased development activities and a substantial increase in the number of Tellurian employees, which resulted in an increase of approximately $21.6 million and $12.3 million, respectively.
Cash used in investing activities for the year ended December 31, 2017 increased approximately $85.1 million compared to the same period in 2016, primarily due to approximately $90.1 million paid for the acquisition of natural gas properties in northern Louisiana, net of an accrual of $0.1 million offset by approximately $4.6 million of proceeds received from the sale of investment securities.
Cash provided by financing activities for the year ended December 31, 2017 increased approximately $229.3 million compared to the same period in 2016 primarily as a result of net proceeds from the issuance of common shares.
Long-Term Borrowings
As of December 31, 2018, we had total indebtedness of $57.0 million, all of which was secured indebtedness. At December 31, 2018, we were in compliance with the covenants under the credit agreement governing the Term Loan. For additional details regarding our borrowing activity, refer to Note 13, Long-Term Borrowings, to the Consolidated Financial Statements included in this report.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2018 (in thousands):

	Payments Due By Period
	Total	2019	2020-2021	2022-2023	Thereafer
Senior secured term loan (1)	$60,000	$—	$60,000	$—	$—
Operating lease obligations (2)	$25,848	3,126	6,950	7,711	8,061
Other obligations (3)	$3,727	2,087	1,158	46	436
Total	$89,575	$5,213	$68,108	$7,757	$8,497
(1) Includes future principal on the Term Loan through scheduled maturity date. Interest payments are excluded as the Term Loan bears interest at a variable rate. In addition, amortization of debt issuance and other costs related to indebtedness are also excluded. Refer to Note 13, Long-Term Borrowings, to the Consolidated Financial Statements included in this report for further details.
(2) Represents the minimum lease payments for non-cancelable operating leases for various office locations.
(3) Represents primarily options to lease certain properties for the Driftwood Project.
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
Results of Operations
The following table summarizes costs and expenses for the periods presented (in thousands):

	Successor			Predecessor
				For the period from January 1, 2016 through April 9, 2016

	Year Ended December 31,
	2018	2017	2016
Total revenue	$10,286	$5,441	$—	$31
Cost of sales	6,115	7,565	—	—
Development expenses	44,034	59,498	47,146	44
Depreciation, depletion and amortization	1,567	479	69	8
General and administrative expenses	81,777	98,874	46,515	617
Impairment charge and loss on transfer of assets	4,513	—	—	—
Goodwill impairment	—	77,592	—	—
Loss from operations	(127,720)	(238,567)	(93,730)	(638)
Gain (loss) on preferred stock exchange feature	—	2,209	(3,308)	—
Interest income, net	1,574	1,022	—	—
Other income, net	211	4,062	217	—
Income tax benefit (provision)	190	(185)	166	—
Net loss	$(125,745)	$(231,459)	$(96,655)	$(638)
Our consolidated net loss was approximately $125.8 million for the year ended December 31, 2018, compared to a net loss of approximately $231.5 million for the year ended December 31, 2017. This $105.7 million decrease in net loss is primarily due to the absence of a goodwill impairment charge during the current period compared to a $77.6 million charge in 2017. The decrease in our net loss is also a result of the following:

•
Revenue during the year ended December 31, 2018 increased approximately $4.8 million compared to the same period in 2017, primarily due to the increase in natural gas revenue as a result of a full year of operations and participation in certain wells that became operational in the current period.

•
The $15.5 million decrease in development expenses is primarily due to the nature of services related to our largest development vendor, Bechtel. The services Bechtel provided during the year ended December 31, 2018, which primarily consisted of detailed engineering services for the Driftwood terminal, are being capitalized, whereas the FEED studies on the Driftwood Project were expensed during the same period in 2017. For more information regarding the detailed engineering services provided by Bechtel, see Note 3, Deferred Engineering Costs, of our Notes to Consolidated Financial Statements included in this report.

•
The $17.1 million decrease in general and administrative expenses is attributable to a decrease in share-based compensation and share-based payments to vendors, partially offset by an increase in compensation expense due to an overall increase in headcount when compared to the same period in 2017.

The decrease in net loss for the year ended December 31, 2018 was partially offset by the following:

•
Approximately $2.7 million and $1.8 million resulting from the impairment of certain non-producing proved properties and loss on the transfer of the Australian exploration permit, respectively, both of which are outlined in Note 5, Property, Plant and Equipment, of our Notes to the Consolidated Financial Statements included in this report.

•
Other income, net for the year ended December 31, 2018 decreased approximately $3.9 million compared to the same period in 2017. The decrease is primarily attributable to an absence of a gain on sale of securities of approximately $3.5 million in 2017.

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

•	Approximately $5.5 million was recognized due to an exchange feature of the Tellurian Investments Series A convertible preferred stock issued during 2016.

•
Other income, net for the year ended December 31, 2017 increased approximately $3.8 million compared to the same period in 2016. The increase is primarily attributable to a gain on sale of securities of approximately $3.5 million.

Off-Balance Sheet Arrangements
As of December 31, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Commitments and Contingencies
The information set forth in Note 8, Commitments and Contingencies, to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Summary of Critical Accounting Estimates
Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in this report. As disclosed in Note 1, the preparation of financial statements requires the use of judgments and estimates. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. We identified our most critical accounting estimates to be:

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
Fair Value
When necessary or required by GAAP, we estimate the fair value of (i) long-lived assets for impairment testing, (ii) reporting units for goodwill impairment testing and (iii) assets acquired and liabilities assumed in business combinations. When there is not a market-observable price for the asset or liability or a similar asset or liability, we use the cost, income, or market valuation approach, depending on the quality of information available to support management’s assumptions.
The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of projected cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. The market approach is based on management’s best assumptions regarding prices and other relevant information from market transactions involving comparable assets. Such evaluations involve significant judgment, and the results are based on expected future events or conditions. Assumptions used in fair value measurement would reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Deferred tax assets are reduced by a valuation allowance if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2018 and 2017. We intend to maintain a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of these allowances.
Reserves Estimates
Proved reserves are the estimated quantities of natural gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, because we use the units-of-production method to deplete our natural gas properties, the quantity of reserves could significantly impact our DD&A expense. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Finally, these reserves are the basis for our supplemental natural gas disclosures. See Item 1 and 2 — Our Business and Properties, for additional information on our estimate of proved reserves.
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
See Note 2, Merger and Acquisition, to the Consolidated Financial Statements included in this report for additional information regarding impairment of goodwill.
Share-Based Compensation
Share-based compensation transactions are measured based on grant-date estimated fair value. For awards containing only service conditions or performance conditions deemed probable of occurring, the fair value is recognized as expense over the requisite service period using the straight-line method. We recognize compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance condition will be achieved. For awards where the performance or market condition is not considered probable, compensation cost is not recognized until the performance or market condition becomes probable. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjust compensation cost based on our probability assessment. We recognize forfeitures as they occur.
Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 18, Recent Accounting Standards, to the Consolidated Financial Statements included in this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
TELLURIAN INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Tellurian Inc.’s internal control over financial reporting was effective as of December 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of Tellurian Inc.’s internal control over financial reporting as of December 31, 2018, as stated in their report on page 38.

/s/ Meg A. Gentle	/s/ Antoine J. Lafargue	/s/ Khaled A. Sharafeldin
Meg A. Gentle	Antoine J. Lafargue	Khaled A. Sharafeldin
President and Chief Executive Officer (as Principal Executive Officer)	Senior Vice President and Chief Financial Officer (as Principal Financial Officer)	Chief Accounting Officer (as Principal Accounting Officer)

Houston, Texas
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tellurian, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2018 (Successor statements of operations, stockholders’ equity and cash flows), as well as the consolidated statements of operations and cash flows for the period from January 1, 2016 through April 9, 2016 (Predecessor statements of operations and cash flows), and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, as well as the period from January 1, 2016 to April 9, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2019

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian, Inc.
Opinions on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tellurian, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2019

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$133,714	$128,273
Accounts receivable	1,498	583
Accounts receivable due from related parties	1,316	1,377
Prepaids and other	3,906	3,458
Total current assets	140,434	133,691

Property, plant and equipment, net	130,580	115,856
Deferred engineering costs	69,000	18,000
Non-current restricted cash	49,875	—
Other non-current assets	18,659	9,276
Total assets	$408,548	$276,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,597	$11,462
Accrued liabilities	41,173	39,101
Other current liabilities	—	1,735
Total current liabilities	52,770	52,298

Long-term liabilities:
Senior secured term loan	57,048	—
Asset retirement obligation	796	638
Total long-term liabilities	57,844	638

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and zero shares outstanding, respectively	61	—
Common stock, $0.01 par value, 400,000,000 authorized: 240,655,607 and 222,749,220 shares outstanding, respectively	2,195	2,043
Additional paid-in capital	749,537	549,958
Accumulated deficit	(453,859)	(328,114)
Total stockholders’ equity	297,934	223,887
Total liabilities and stockholders’ equity	$408,548	$276,823

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor			Predecessor
				For the period from January 1, 2016 through April 9, 2016

	Year Ended December 31,
	2018	2017	2016
Revenues:
Natural gas sales	$4,423	$503	$—	$—
LNG sales	2,689	3,273	—	—
Other LNG revenue	3,174	1,665	—	—
Related party	—	—	—	31
Total revenue	10,286	5,441	—	31

Operating costs and expenses:
Cost of sales	6,115	7,565	—	—
Development expenses	44,034	59,498	47,146	44
Depreciation, depletion and amortization	1,567	479	69	8
General and administrative expenses	81,777	98,874	46,515	617
Impairment charge and loss on transfer of assets	4,513	—	—	—
Goodwill impairment	—	77,592	—	—
Total operating costs and expenses	138,006	244,008	93,730	669

Loss from operations	(127,720)	(238,567)	(93,730)	(638)

Gain (loss) on preferred stock exchange feature	—	2,209	(3,308)	—
Interest income, net	1,574	1,022	—	—
Other income, net	211	4,062	217	—

Loss before income taxes	(125,935)	(231,274)	(96,821)	(638)
Income tax benefit (provision)	190	(185)	166	—
Net loss	$(125,745)	$(231,459)	$(96,655)	$(638)

Net loss per common share:
Basic and diluted	$(0.59)	$(1.23)	$(1.01)

Weighted average shares outstanding:
Basic and diluted	211,574	188,536	95,795

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
	Common Stock		Treasury Stock		Convertible Preferred Stock		Preferred Stock
	Shares	Par Value Amount	Shares	Cost	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2016 (Successor)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Common stock issued for acquisition	500	1	—	—	—	—	—	—	999	—	1,000
Issuance of common stock	98,356	98	—	—	—	—	—	—	57,276	—	57,374
Issuance of Series A preferred stock	—	—	—	—	5,468	5	—	—	19,380	—	19,385
Share-based compensation	10,753	2	—	—	—	—	—	—	24,493	—	24,495
Net loss	—	—	—	—	—	—	—	—	—	(96,655)	(96,655)
BALANCE AT DECEMBER 31, 2016 (Successor)	109,609	$101	—	$—	5,468	$5	—	—	$102,148	$(96,655)	$5,599
Merger adjustments	51,540	1,390	(1,209)	—	—	—	—	—	86,533	—	87,923
Share-based compensation	9,350	16	—	—	—	—	—	—	23,003	—	23,019
Issuance of common stock	46,373	465	—	—	—	—	—	—	311,459	—	311,924
Share-based payments	1,700	17	—	—	—	—	—	—	21,148	—	21,165
Reclass of embedded derivative	—	—	—	—	—	—	—	—	6,544	—	6,544
Treasury stock	—	—	(82)	(828)	—	—	—	—	—	—	(828)
Retirement of treasury stock	(1,291)	(1)	1,291	828	—	—	—	—	(827)	—	—
Exchange from Series A preferred stock	—	—	—	—	(5,468)	(5)	—	—	—	—	(5)
Exchange to Series B preferred stock	—	—	—	—	5,468	55	—	—	(50)	—	5
Exchange from Series B to common stock	5,468	55	—	—	(5,468)	(55)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(231,459)	(231,459)
BALANCE AT DECEMBER 31, 2017 (Successor)	222,749	$2,043	—	$—	—	$—	—	$—	$549,958	$(328,114)	$223,887
Issuance of common stock	13,500	135	—	—	—	—	—	—	129,575	—	129,710
Issuance of Series C preferred stock	—	—	—	—	—	—	6,124	61	49,905	—	49,966
Share-based compensation(1)	4,407	17	—	—	—	—	—	—	20,099	—	20,116
Net loss	—	—	—	—	—	—	—	—	—	(125,745)	(125,745)
BALANCE AT DECEMBER 31, 2018 (Successor)	240,656	$2,195	—	$—	—	$—	6,124	$61	$749,537	$(453,859)	$297,934

(1) Includes settlement of 2017 bonus that was accrued for in December 2017.

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
				For the period from January 1, 2016 through April 9, 2016
	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(125,745)	$(231,459)	$(96,655)	$(638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,567	479	69	8
Goodwill impairment	—	77,592	—	—
Loss on disposal of assets	—	—	185	3
Provision for income tax benefit	—	—	(170)	—
Amortization of debt issuance costs	267	—	—	—
(Gain) loss on Series A convertible preferred stock exchange feature	—	(2,209)	3,308	—
Gain on sale of securities	—	(3,481)	—	—
Share-based compensation	5,126	23,019	24,495	—
Impairment charge and loss on transfer of assets	4,513	—	—	—
Share-based payments	—	19,397	—	—
Net changes in working capital (Note 16)	10,520	7,433	18,338	516
Net cash used in operating activities	(103,752)	(109,229)	(50,430)	(111)

Cash flows from investing activities:
Cash received in acquisition	—	56	210	—
Acquisition and development of natural gas properties	(8,356)	(90,099)	—	—
Deferred engineering costs	(10,000)	(9,000)	—	—
Proceeds from transfer of asset	167	—	—	—
Purchase of property - land	(3,498)	—	(9,491)	—
Purchase of property and equipment	—	(1,114)	(1,225)	(268)
Proceeds from sale of available-for-sale securities	—	4,592	—	—
Net cash used in investing activities	(21,687)	(95,565)	(10,506)	(268)

Cash flows from financing activities:
Proceeds from borrowing under term loan	59,400	—	—	—
Payments of term loan financing costs	(2,621)	—	—	—
Proceeds from the issuance of common stock	133,800	318,204	59,015	—
Tax payments for net share settlement of equity awards (Note 16)	(5,734)	(828)	—	—
Proceeds from the issuance of preferred stock	—	—	25,000	—
Equity offering costs	(4,090)	(5,707)	(1,681)	—
Net cash provided by financing activities	180,755	311,669	82,334	—

Net increase (decrease) in cash, cash equivalents and restricted cash	55,316	106,875	21,398	(379)
Cash, cash equivalents and restricted cash, beginning of period	128,273	21,398	—	589
Cash, cash equivalents and restricted cash, end of period	$183,589	$128,273	$21,398	$210
Supplementary disclosure of cash flow information:
Interest paid	$(1,174)	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Tellurian Inc., a Delaware corporation based in Houston, Texas (“Tellurian”), plans to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian has begun to establish a portfolio of natural gas production, LNG marketing, and infrastructure assets including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana. Tellurian intends to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, both of which are currently in the early stages of development. The Driftwood terminal, the Pipeline Network and Tellurian’s existing and planned natural gas production assets are referred to collectively as the “Driftwood Project”.
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
Segments
Management allocates resources and assesses financial performance on a consolidated basis. As such, for the purposes of financial reporting under GAAP during the years ended December 31, 2018, 2017 and 2016, the Company operated as a single operating segment.
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), amended the previous revenue recognition guidance and required us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on January 1, 2018, utilizing the modified retrospective approach. We have applied the standard to all contracts as of the date of the application of the standard. We developed an accounting policy, implemented changes to the relevant business processes and the control activities within them, and evaluated the disclosure requirements as a result of the provisions of this ASU. Adoption of the ASU did not require an adjustment to the opening stockholders’ equity and did not change our amount and timing of revenues. We have elected to exclude all taxes from the measurement of transaction price.
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
Because our performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, we have recognized amounts due from contracts with customers of $0.5 million as accounts receivable within the Consolidated Balance Sheets as of December 31, 2018.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Non-current restricted cash on our Consolidated Balance Sheets.
Concentration of Cash
We maintain cash balances and restricted cash at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.
Derivative Instruments
We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as assets or liabilities, depending on the derivative position and the expected timing of settlement, unless they satisfy the criteria for and we elect the normal purchases and sales exception.
Changes in the fair value of our derivative instruments are recorded in earnings, and, at present, we have elected not to apply hedge accounting. See Note 12, Financial Instruments for additional details about our derivative instruments.
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
Fixed assets are recorded at cost. We depreciate our property, plant and equipment, excluding land, using the straight-line depreciation method over the estimated useful life of the asset. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed, and the resulting gains or losses are recorded in our Consolidated Statements of Operations. Management tests property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant and equipment might not be recoverable.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share-Based Compensation
Share-based compensation transactions are measured based on grant-date estimated fair value. For awards containing only service conditions or performance conditions deemed probable of occurring, the fair value is recognized as expense over the requisite service period using the straight-line method. We recognize compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance condition will be achieved. For awards where the performance or market condition is not considered probable, compensation cost is not recognized until the performance or market condition becomes probable. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjust compensation cost based on our probability assessment. We recognize forfeitures as they occur.
Debt
Discounts and expenses incurred with the issuance of debt are amortized over the term of the debt. These amounts are presented as a reduction of Senior secured term loan on the accompanying Consolidated Balance Sheets. See Note 13, Long-Term Borrowings, for additional details about our Senior secured term loan.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
Net Loss Per Share (EPS)
Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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
NOTE 3 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of $69.0 million at December 31, 2018 and $18.0 million at December 31, 2017 represent detailed engineering services related to the Driftwood terminal. Such costs will be deferred until construction commences on the Driftwood terminal, at which time they will be transferred to construction in progress.
NOTE 4 — TRANSACTIONS WITH RELATED PARTIES
Accounts Receivable due from Related Parties
Tellurian’s accounts receivable due from related parties primarily consists of tax indemnities from employees who received share-based compensation in 2016.
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
Other
During the year ended December 31, 2018, the Company incurred approximately $0.1 million in legal fees to a law firm for various legal advice. During the year ended December 31, 2017, the Company incurred $0.7 million in legal fees to the same law firm for advice associated with a lawsuit that was settled in April 2017. A member of our board of directors is a partner at such law firm.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and oil and natural gas properties, as shown below (in thousands):

	December 31,
	2018	2017
Land	$13,276	$9,491
Proved properties	101,459	90,869
Unproved properties	10,204	13,000
Wells in progress	4,660	345
Corporate and other	2,905	2,693
Total fixed assets, at cost	132,504	116,398
Accumulated depreciation and depletion	(1,924)	(542)
Total property, plant and equipment, net	$130,580	$115,856
Depreciation and depletion expense for the years ended December 31, 2018, 2017 and 2016 was approximately $1.5 million, $0.5 million and $0.1 million, respectively.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Land
We own land in Louisiana for the purpose of constructing the Driftwood Project.
Proved Properties
We own producing and non-producing acreage in northern Louisiana. In September 2018, we identified indicators of impairment related to certain non-producing acreage that led to an impairment charge of approximately $2.7 million.
Unproved Properties
We own interests in unproved properties in the Weald Basin, United Kingdom through our holding of non-operating interests in two licenses which expire in June and September 2021. We previously held an operating interest in an exploration permit in the Bonaparte Basin, Australia; however, in May 2018, we transferred the permit to a third party for consideration of approximately $0.2 million in cash and the release of approximately $1.3 million in liabilities incurred in connection with a canceled 2017 seismic survey. As a result, we have recognized, within our Consolidated Statement of Operations, a loss on the transfer of the permit of approximately $1.0 million during the current year.
NOTE 6 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Land lease and purchase options	$4,115	$2,948
Permitting costs	12,585	4,708
Other	1,959	1,620
Total other non-current assets	$18,659	$9,276
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
Permitting Costs
Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2018 and 2017. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which require us to mitigate the impact to the Louisiana wetlands caused by the construction of the Driftwood Project. If the USACE permit is secured, the permitting costs will be capitalized and depreciated with the total cost to construct the Driftwood Project.
NOTE 7 — ACCRUED LIABILITIES
The components of accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Project development activities	$8,879	$5,142
Payroll and compensation	23,286	25,833
Accrued taxes	2,507	2,764
Professional services (e.g., legal, audit)	2,423	2,806
Accrued rent and other	4,078	2,556
Total accrued liabilities	$41,173	$39,101

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In July 2017, Tellurian Investments, Driftwood LNG LLC (“Driftwood LNG”), Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas between Cheniere Energy, Inc. and one of its affiliates, on the one hand (collectively, “Cheniere”), and Parallax Enterprises LLC and certain of its affiliates (not including Parallax Services, now known as Tellurian Services) on the other hand (collectively, “Parallax”). In October 2017, Driftwood Pipeline LLC (“Driftwood Pipeline”) and Tellurian Services were also named by Cheniere as third-party defendants. Cheniere alleges that it entered into a note and a pledge agreement with Parallax. Cheniere claims that the third-party defendants tortiously interfered with the note and pledge agreement and aided in the fraudulent transfer of Parallax assets. Cheniere is seeking unspecified amounts of monetary damages and certain equitable relief. We believe that Cheniere’s claims against Tellurian Investments, Driftwood LNG, Driftwood Pipeline and Tellurian Services are without merit and do not expect the resolution of the suit to have a material effect on our results of operation or financial condition. Trial has been set for June 2019.
Contractual Obligations
The Company is obligated under various non-cancelable operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2018, 2017 and 2016, rent expense under these lease arrangements was $3.2 million, $2.3 million and $0.5 million, respectively.
At December 31, 2018, contractual obligations for long-term operating leases and purchase obligations are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Office leases	$3,126	$3,510	$3,440	$3,718	$3,993	$8,061	$25,848
Land lease and purchase options	1,588	634	23	23	23	436	2,727
Other	499	499	2	—	—	—	1,000
	$5,213	$4,643	$3,465	$3,741	$4,016	$8,497	$29,575
NOTE 9 — SHARE-BASED COMPENSATION
We have granted restricted stock, restricted stock units and phantom units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, directors and outside consultants (collectively, the “grantees”) under the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, as amended (the “2016 Plan”), and the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (the “Legacy Plan”). The maximum number of shares of Tellurian common stock authorized for issuance under the 2016 Plan is 40 million shares of common stock, and no further awards can be made under the Legacy Plan.
For the year ended December 31, 2018, share-based compensation expense related to all share-based awards totaled approximately $5.1 million. For the year ended December 31, 2017, share-based compensation expense related to all share-based awards totaled approximately $23.0 million, approximately $2 million of which was issued in settlement of bonuses accrued at December 31, 2016. For the year ended December 31, 2016, share-based compensation expense related to all share-based awards totaled approximately $24.5 million. As of December 31, 2018, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $197.0 million.
Restricted Stock
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of certain restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock or a combination thereof. As of December 31, 2018, there was no Restricted Stock that would be required to be settled in cash.
As of December 31, 2018, we had granted approximately 24.4 million shares of performance-based Restricted Stock, of which approximately 19.8 million shares will vest entirely based upon an affirmative final investment decision (“FID”) by the Company’s board of directors, as defined in the award agreements, and approximately 4.0 million shares will vest in one-third increments at FID and the first and second anniversary of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.6 million shares, will vest based on other criteria. As of December 31, 2018, no expense had been recognized in connection with performance-based Restricted Stock.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The fair value of the Restricted Stock was established by the market price on the date of grant and, for service-based awards, is being recognized as compensation expense ratably over the vesting term.
The following table provides a summary of our Restricted Stock transactions for the year ended December 31, 2018 (shares and units in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	20,488	$6.95
Granted (1)	4,311	11.02
Vested	(213)	11.60
Forfeited	(202)	11.73
Unvested at December 31, 2018	24,384	$7.59
(1) The weighted-average grant date fair value of Restricted Stock granted during the years ended December 31, 2018, 2017 and 2016 was $11.02, $9.59 and $3.52, respectively.
The total grant date fair value of restricted stock vested during the years ended December 31, 2018, 2017 and 2016 was approximately $2.5 million, $3.7 million and $0.4 million, respectively.
Stock Options
The 2016 Plan participants have been granted non-qualified options to purchase shares of common stock. Stock options are granted at a price not less than the market price of the common stock on the date of grant. Stock options vest equally over a three-year period from the date of grant. Options shall be exercisable at such time and under such conditions set forth in the underlying award agreement, but in no event shall any option be exercisable later than the tenth anniversary of the date of its grant. The fair value of each stock option award is estimated using the Black-Scholes option pricing model.
The following table provides a summary of our stock option transactions for the year ended December 31, 2018 (stock options in thousands):

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	2,011	$10.32
Granted	—	—
Exercised	—	—
Forfeited or Expired	(23)	10.32
Outstanding at December 31, 2018	1,988	$10.32
Exercisable at December 31, 2018	665	$10.32
Valuation assumptions used to value stock options for the year ended December 31, 2017 (there were no stock options granted in 2018 or 2016), were as follows:

December 31, 2017
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

There were no stock options granted or exercised during the year ended December 31, 2018. There were 2.0 million stock options granted during the year ended December 31, 2017, with the weighted average grant date fair value of $2.72. No stock options were exercised during the year ended December 31, 2017. There were no stock options granted or exercised during the year ended December 31, 2016.
NOTE 10 — SHARE-BASED PAYMENTS
For the year ended December 31, 2018 and 2017, Tellurian recognized approximately $0.0 million and $19.4 million as share-based expense for various third-party provided services.
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
In March 2017, the Company’s board of directors approved the issuance of 1.0 million shares that were purchased at a discount by a commercial development consultant under the Omnibus Plan. The terms of the share purchase agreement did not contain performance obligations or similar vesting provisions; accordingly, the full amount of approximately $11.4 million, representing the aggregate difference between the purchase price of $0.50 per share and the fair value on the date of issuance of $11.88 per share, was recognized on the date of the share purchase and has been included in general and administrative expenses in the Consolidated Statements of Operations.
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
NOTE 11 — INCOME TAXES
Income tax benefit (provision) included in our reported net loss consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	—	—	(4)
Foreign	190	(185)	—
Total Current	190	(185)	(4)
Deferred:
Federal	—	—	170
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	170
Total income tax benefit (provision)	$190	$(185)	$166
The sources of loss from operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(115,137)	$(223,991)	$(95,739)
Foreign	(10,798)	(7,283)	(1,082)
Total loss before income taxes	$(125,935)	$(231,274)	$(96,821)
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Year Ended December 31,
	2018	2017	2016
Income tax benefit (provision) at U.S. statutory rate	$26,446	$80,946	$33,887
Share-based compensation	—	—	(5,911)
Impairment	—	(27,969)	—
Change in U.S. tax rate	—	(30,562)	—
Change in valuation allowance due to change in U.S. tax rate	—	30,562	—
U.S. state tax	7,955	—	—
Change in valuation allowance	(32,086)	(51,030)	(26,398)
Other	(2,125)	(2,132)	(1,412)
Total income tax benefit (provision)	$190	$(185)	$166
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Capitalized engineering costs	$6,353	$2,812
Capitalized start-up costs	19,290	17,881
Compensation and benefits	3,862	5,465
Net operating loss carryforwards and credits:
Federal	37,822	19,423
State	4,979	522
Foreign	2,392	1,694
Other, net	8,328	3,541
Deferred tax assets	83,026	51,338
Less valuation allowance	(83,026)	(50,942)
Deferred tax assets, net of valuation allowance	—	396

Deferred tax liabilities	—	(396)
Net deferred tax assets	$—	$—
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017, and has several key provisions impacting the accounting for, and reporting of, income taxes. On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows companies to report the income tax effects of the Act as a provisional amount based on a reasonable estimate, which would be subject to adjustment during a reasonable measurement period, not to exceed twelve months, until the accounting and analysis under ASC 740 is complete. We incorporated the impact of the Tax Act in our results of operations and calculated provisional amounts for the tax effects of the Tax Act that could be reasonably estimated. At December 31, 2017, we recorded a $30.6 million unfavorable impact on the Company’s gross U.S. deferred tax assets and a corresponding $30.6 million favorable impact to the valuation allowance. We have not recorded an adjustment to these amounts. As of December 31, 2018, our accounting for the impact of the Tax Act was complete.
As of December 31, 2018, we had federal, state and international net operating loss (“NOL”) carryforwards of $180.1 million, $113.7 million and $13.6 million, respectively. Approximately $88.4 million of these NOLs have an indefinite carryforward period. All other NOLs will expire between 2036 and 2037.
Due to our historical losses and other available evidence related to our ability to generate taxable income, we have established a valuation allowance to fully offset our federal, state and international deferred tax assets as of December 31, 2018, and 2017. We will continue to evaluate the realizability of our deferred tax assets in the future. The increase in the valuation allowance was $32.1 million for the year ended December 31, 2018.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In addition, we experienced a Section 382 ownership change in April 2017. An analysis of the annual limitation on the utilization of our NOLs was performed in accordance with IRC Section 382. It was determined that IRC Section 382 will not materially limit the use of our NOLs over the carryover period. We will continue to monitor trading activity in our shares which could cause an additional ownership change. If the Company experiences a Section 382 ownership change, it could further affect our ability to utilize our existing NOL carryforwards.
As of December 31, 2018, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months.
We are subject to tax in the U.S. and various state and foreign jurisdictions. We are not currently under audit by any taxing authority. Federal and state tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.
Pursuant to ASC 740-30-25-17, the Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of December 31, 2018, the Company has not recorded any deferred taxes on unremitted earnings as the Company has no undistributed earnings and profits. If circumstances change in the foreseeable future and it becomes apparent that some or all of the undistributed earnings and profits will not be reinvested indefinitely, or will be remitted in the foreseeable future, a deferred tax liability will be recorded for some or all of the outside basis difference.
NOTE 12 — FINANCIAL INSTRUMENTS
As discussed in Note 13, Long-Term Borrowings, as part of entering into the senior secured term loan credit agreement, we are required to enter into and maintain certain hedging transactions to remain compliant with a specific negative covenant. As a result, we use derivative financial instruments, namely over the counter (“OTC”) commodity swap instruments (collectively “commodity swaps”), to maintain compliance with this covenant. We do not hold or issue derivative financial instruments for trading purposes.
Commodity swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity, and also include basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices, as also required by the negative covenant of the senior secured term loan credit agreement.
The fair value of our commodity swaps is classified as Level 2 in the fair value hierarchy and is based on standard industry income approach models that use significant observable inputs, including but not limited to New York Mercantile Exchange (NYMEX) natural gas forward curves and basis forward curves, all of which are validated to external sources, at least monthly.
The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. These derivative instruments are reported as either current or non-current assets or current or non-current liabilities, based on their maturity dates. The Company can net settle its derivative instruments at any time. As of December 31, 2018, we had a current liability of $0.2 million, net, with respect to the fair value of the current portion of our commodity swaps. In addition, as of December 31, 2018, we had a non-current asset of $0.3 million, net, with respect to the fair value of the non-current portion of our commodity swaps. The current liability and the non-current asset are classified within Accrued liabilities and Other non-current assets, respectively, on the Consolidated Balance Sheets. Gross current asset and current liability amounts are $0.4 million and $0.6 million, respectively. Gross non-current asset and non-current liability amounts are $0.6 million and $0.3 million, respectively.
We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Consolidated Statements of Operations. For the year ended December 31, 2018, we recognized a realized loss of $0.1 million and an unrealized gain of $0.1 million related to the changes in fair value of the commodity swaps in our Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying Consolidated Statements of Cash Flows.
With respect to the commodity swaps, the Company hedged portions of expected sales of equity production and portions of its basis exposure cover approximately 19.3 Bcf and 19.3 Bcf of natural gas, respectively, as of December 31, 2018. The open positions at December 31, 2018 had maturities extending through September 2021.
For additional details, refer to Note 13, Long-Term Borrowings.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 13 — LONG-TERM BORROWINGS
On September 28, 2018 (the “Closing Date”), Tellurian Production Holdings LLC (“Production Holdings”), our wholly owned subsidiary, entered into a three-year senior secured term loan credit agreement (the “Term Loan”) in an aggregate principal amount of $60.0 million at a price of 99% of par, resulting in an original issue discount of $0.6 million. Fees of $2.6 million were capitalized as deferred financing costs. The discount and fees are being amortized over the term of the Term Loan on a straight-line basis. At December 31, 2018, the outstanding principal amount of the Term Loan was $60.0 million. In addition, the unamortized discount and deferred financing costs, as of December 31, 2018 were $3.0 million.
Our use of proceeds from the Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and is presented within non-current restricted cash on our Consolidated Balance Sheet. At December 31, 2018, unused proceeds from the Term Loan classified as non-current restricted cash were $49.6 million.
We have the right, but not the obligation, to make voluntary principal payments starting six months following the Closing Date in a minimum amount of $5.0 million or any integral multiples of $1.0 million in excess thereof. If no voluntary principal payments are made, the principal amount, together with any accrued interest, is payable at the maturity date of September 28, 2021.
The Term Loan can be terminated early with an early termination payment equal to the outstanding principal plus accrued interest. If the Term Loan is terminated within 12 months of the Closing Date, an early termination fee equal to 1% of the outstanding principal is required. Amounts borrowed under the Term Loan bear interest at a variable rate (three-month LIBOR) plus an applicable margin. The applicable margin is 5% through the end of the first year following the Closing Date, 7% through the end of the second year following the Closing Date and 8% thereafter. For the year ended December 31, 2018, our total interest expense associated with the Term Loan was $1.2 million.
Guarantors and Covenants
Amounts borrowed under the Term Loan are guaranteed by Tellurian Inc. and each of Production Holdings’ subsidiaries. The Term Loan is collateralized by a first priority lien on all assets of Production Holdings and its subsidiaries, including domestic properties described in Note 5, Property, Plant and Equipment.
The Term Loan contains specific financial covenants and as of December 31, 2018, we remained in compliance with such covenants under the Term Loan.
For details of hedging transactions, as at and for the year ended December 31, 2018, entered into for the purposes of the Term Loan, refer to Note 12, Financial Instruments.
Long-Term Borrowings Maturities
A summary of long-term borrowings maturities is as follows (in thousands):

Years Ending December 31,	Principal Payments
2019	$—
2020	—
2021	60,000
Total	$60,000
Fair Value
As of December 31, 2018, the carrying value of the Term Loan approximated fair value. The Term Loan is a Level 3 instrument in the fair value hierarchy. The Level 3 estimated fair value approximates the carrying value because the interest rates are variable and reflective of market rates, and the debt may be repaid, in full or in part, at any time with minimum penalty (as noted above, if the Term Loan is terminated within 12 months of the Closing Date, an early termination fee equal to 1% of the outstanding principal is required).
NOTE 14 — STOCKHOLDERS' EQUITY
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq through Credit Suisse Securities (USA) LLC acting as sales agent. We have availability under the at-the-market program to raise aggregate sales proceeds of up to $189.7 million.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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
In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of the outstanding liabilities associated with the detailed engineering services for the Driftwood Project, and to apply approximately $27.3 million to additional future detailed engineering services. During the year ended December 31, 2018, all of the approximately $27.3 million of future services were received and, as such, all $50.0 million have been recognized on our Consolidated Balance Sheets within deferred engineering costs. See Note 3, Deferred Engineering Costs, for further information regarding the costs associated with the detailed engineering services.
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
In March 2017, GE Oil & Gas, Inc. (now known as GE Oil & Gas, LLC) (“GE”), as the holder of all 5.5 million outstanding shares of Tellurian Investments Series A convertible preferred stock (the “Tellurian Investments Preferred Shares”), exchanged those shares into an equal number of shares of Tellurian Inc. Series B convertible preferred stock (the “Series B Preferred Stock”) pursuant to the terms of the Tellurian Investments Certificate of Incorporation (the “Preferred Share Exchange”). The terms of the Series B Preferred Stock were substantially similar to those of the Tellurian Investments Preferred Shares. The Series B Preferred Stock was exchangeable at any time into shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments in certain circumstances.
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
Public Equity Offerings and Exercise of Overallotment
In June 2018, we sold 12.0 million shares of common stock for proceeds of approximately $115.2 million, net of approximately $3.6 million in fees and commissions. The underwriters were granted an option to purchase up to an additional 1.8 million shares of common stock within 30 days, which was not exercised.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In December 2017, we issued 10.0 million shares of common stock for proceeds of approximately $94.8 million, net of approximately $5.2 million in fees and commissions. The underwriters were granted an option to purchase up to an additional 1.5 million shares of common stock within 30 days. In January 2018, the underwriters exercised their option to purchase an additional 1.5 million shares of our common stock for proceeds of approximately $14.5 million, net of approximately $0.5 million in fees and commissions.
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
NOTE 15 — LOSS PER SHARE
The following table summarizes the computation of basic and diluted loss per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(125,745)	$(231,459)	$(96,655)
Basic weighted average common shares outstanding	211,574	188,536	95,795
Loss per share:
Basic and diluted	$(0.59)	$(1.23)	$(1.01)
As of December 31, 2018, 2017 and 2016, the effect of 24.4 million, 19.9 million and 11.5 million, respectively, of unvested restricted stock awards that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. In addition, as of December 31, 2018 and 2017, the effect of 2.0 million and 2.0 million options, respectively, and, as of December 31, 2018, the effect of 6.1 million shares of the Preferred Stock, all of which could potentially dilute basic EPS in the future, were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. As such, basic and diluted EPS are the same for all periods presented.
NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Successor			Predecessor
				For the period from January 1, 2016 through April 9, 2016
	Year Ended December 31,
	2018	2017	2016
Accounts receivable	$(958)	$(442)	$(39)	$1
Accounts receivable due from related parties	62	(60)	(124)	(32)
Prepaids and other current assets	(431)	(1,419)	(1,936)	13
Note receivable due from related party	—	251	—	—
Accounts payable and accrued expenses	23,251	11,338	22,393	281
Accounts payable due to related parties	—	—	(53)	253
Other, net	(11,404)	(2,235)	(1,903)	—
Net changes in working capital	$10,520	$7,433	$18,338	$516
The following table provides supplemental disclosure of cash flow information (in thousands):

	Successor			Predecessor
				For the period from January 1, 2016 through April 9, 2016
	Year Ended December 31,
	2018	2017	2016
Net cash paid for income taxes	$—	$—	$4	$—
Property, plant and equipment non-cash accruals	8,630	83	46	75
Non-cash settlement of withholding taxes associated with the 2017 bonus accrual and vesting of certain awards	5,733	828	—	—
Non-cash settlement of the 2017 bonus accrual	15,202	—	—	—
Asset retirement obligation additions and revisions	115	—	—	—
Equity offering cost accrual	—	65	128	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Successor			Predecessor
				For the period from January 1, 2016 through April 9, 2016
	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$133,714	$128,273	$21,398	$210
Non-current restricted cash	49,875	—	—	—
Total cash, cash equivalents and restricted cash in the statement of cash flows	$183,589	$128,273	$21,398	$210
NOTE 17 — INTERIM FINANCIAL INFORMATION (UNAUDITED)
Amounts presented are in thousands, except, per share amounts (certain amounts may not recalculate exactly due to rounding):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Total revenue	$6,801	$813	$799	$1,872
Loss from operations	(25,392)	(36,658)	(34,384)	(31,287)
Net loss	(25,184)	(35,854)	(33,191)	(31,516)
Net loss per common share - basic and diluted	(0.12)	(0.17)	(0.15)	(0.14)
Weighted average shares outstanding - basic and diluted	204,772	206,531	217,380	217,408

Year Ended December 31, 2017
Total revenue	$—	$—	$—	$5,441
Loss from operations	(143,721)	(32,899)	(26,095)	(35,852)
Net loss	(141,349)	(32,523)	(22,864)	(34,723)
Net loss per common share - basic and diluted	(0.92)	(0.17)	(0.12)	(0.18)
Weighted average shares outstanding - basic and diluted	154,213	186,102	192,405	194,978

NOTE 18 — RECENT ACCOUNTING STANDARDS
The following table provides a description of recent accounting standards that had not been adopted by the Company as of December 31, 2018:

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)
This standard requires a lessee to recognize leases on its balance sheet by recording a liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This standard may be early adopted and must be adopted using a modified retrospective approach with certain available practical expedients, one of which is an option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented or (2) retrospectively at the beginning of the period of adoption.
January 1, 2019
The Company has adopted the standard on January 1, 2019, and will apply it at the beginning of the period of adoption. Therefore, upon adoption, financial information and disclosures will not be updated for comparative reporting periods under the new standard. Additionally, the Company has elected the transition package of practical expedients upon adoption which, among other things, allows an entity to not reassess the historical lease classification. The Company utilized a combination of a bottom-up and top-down approach to identify and analyze its lease portfolio. The analysis included reviewing all forms of leases, performing a completeness assessment over the lease population, assessing the policy elections offered by the standard and evaluating its business processes and internal controls to meet the ASU's accounting, reporting and disclosure requirements. The Company’s adoption of the standard has an impact on the Consolidated Balance Sheet. The Company’s adoption of the standard does not impact the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. The most significant effect of the new standard on the Consolidated Balance Sheet relates to the recognition of right-of-use assets and lease liabilities for the Company’s real estate portfolio, which the Company expects to be between $15 million and $25 million. The Company will also be providing new disclosures for its leasing activities under the new standard in the first quarter of 2019.

There were no recent accounting standards that were adopted by the Company during the reporting period that had a significant effect on our Consolidated Financial Statements.
NOTE 19 — SUBSEQUENT EVENTS
On January 18, 2019, we received our final environmental impact statement (“EIS”) from FERC for the Driftwood terminal and pipeline. The final EIS was prepared in compliance with the requirements of the National Environmental Policy Act (“NEPA”), the Council on Environmental Quality regulations for implementing NEPA, and FERC regulations.

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SUPPLEMENTAL DISCLOSURES ABOUT NATURAL GAS PRODUCING ACTIVITIES
In accordance with FASB and SEC disclosure requirements for natural gas producing activities, this section provides supplemental information on Tellurian’s natural gas producing activities in six separate tables. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on the Company’s estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves and changes in estimated discounted future net cash flows. The Company had no activities related to natural gas producing activities during the year ended December 31, 2016.
Table I — Capitalized Costs Related to Natural Gas Producing Activities
Capitalized costs related to Tellurian’s natural gas and condensate producing activities are summarized as follows (in thousands):

	December 31, 2018	December 31, 2017
Proved properties	$101,459	$90,869
Unproved properties	10,204	13,000
Gross capitalized costs	111,663	103,869
Accumulated DD&A	(1,335)	(149)
Net capitalized costs	$110,328	$103,720
Table II — Costs Incurred in Exploration, Property Acquisitions and Development
Costs incurred in natural gas property acquisition, exploration and development activities are summarized as follows (in thousands):

	December 31, 2018	December 31, 2017
Property acquisitions:
Proved	$13,261	$90,869
Unproved	204	13,000
Exploration costs	—	—
Development	2,104	949
Costs incurred	$15,569	$104,818
Table III — Results of Operations for Natural Gas & Condensate Producing Activities
The following table includes revenues and expenses directly associated with our natural gas and condensate producing activities. It does not include any interest costs or indirect general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of our natural gas operations. Tellurian's results of operations from natural gas and condensate producing activities for the periods presented are as follows (in thousands):

	December 31, 2018	December 31, 2017
Natural gas sales	$4,423	$503

Operating costs	11,251	1,668
Depreciation, depletion and amortization	1,228	115
Impairment charge	2,699	—
Total operating costs and expenses	15,178	1,783
Results of operations	$(10,755)	$(1,280)
Table IV — Natural Gas & Condensate Reserve Quantity Information
Our estimated proved reserves are located in Louisiana. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the natural gas and condensate reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates. The estimates of our

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proved reserves as of December 31, 2018 and 2017 have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum consultants.
The condensate volumes shown include crude oil and condensate.

	Gas (MMcf)	Condensate (Mbbl)	Gas Equivalent (MMcfe)
Proved reserves:
December 31, 2016	—	—	—
Extensions, discoveries and other additions	—	—	—
Revisions of previous estimates	—	—	—
Production	(190)	—	(191)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	327,308	10	327,371
December 31, 2017	327,118	10	327,180
Extensions, discoveries and other additions	22,481	—	22,481
Revisions of previous estimates	(84,061)	(2)	(84,072)
Production	(1,399)	(1)	(1,405)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	715	—	715
December 31, 2018	264,854	7	264,899
Proved developed reserves:
December 31, 2016	—	—	—
December 31, 2017	5,720	10	5,782
December 31, 2018	17,522	7	17,567
Proved undeveloped reserves:
December 31, 2016	—	—	—
December 31, 2017	321,398	—	321,398
December 31, 2018	247,332	—	247,332
2016 to 2017 Changes

•	Acquired 327 Bcfe of reserves in a series of transactions.
2017 to 2018 Changes

•
Added approximately 22 Bcfe of proved reserves, comprised primarily of 19 Bcfe from additional proved undeveloped locations as a result of a more detailed analysis from an updated development plan and 3 Bcfe from drilling activities.

•
Had negative revisions of approximately 85 Bcfe, comprised primarily of 59 Bcfe as a result of newly acquired 3D seismic data indicating additional geological faulting risks, which led to a reduction in proved undeveloped locations and some lateral lengths, 14 Bcfe, net, from changes in estimating lateral lengths of proved undeveloped locations as a result of more detailed analysis from an updated development plan, and 12 Bcfe due to loss of leases.

•	Recorded positive revisions of approximately 1 Bcfe due to an increase in commodity prices.

•	Acquired approximately 1 Bcfe of proved reserves through minor interest acquisitions.
Table V — Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas & Condensate Reserves
ASC 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Tellurian has followed these guidelines, which are briefly discussed below.

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future cash inflows and future production and development costs as of December 31, 2018 and 2017 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of natural gas and condensate to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates, including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following summary sets forth our future net cash flows relating to proved natural gas and condensate reserves based on the standardized measure (in thousands):

	December 31, 2018	December 31, 2017
Future cash inflows	$676,454	$777,711
Future production costs	(105,341)	(144,991)
Future development costs	(264,239)	(331,297)
Future income tax provisions	(54,564)	(52,212)
Future net cash flows	252,310	249,211
Less effect of a 10% discount factor	(106,499)	(161,009)
Standardized measure of discounted future net cash flows	$145,811	$88,202
Table VI — Changes in Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas & Condensate Reserves
The following table sets forth the changes in the standardized measure of discounted future net cash flows (in thousands):

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016	$—
Sales and transfers of gas and condensate produced, net of production costs	(265)
Net changes in prices and production costs	—
Extensions, discoveries, additions and improved recovery, net of related costs	—
Development costs incurred	—
Revisions of estimated development costs	—
Revisions of previous quantity estimates	—
Accretion of discount	—
Net change in income taxes	(22,921)
Purchases of reserves in place	111,388
Sales of reserves in place	—
Changes in timing and other	—
December 31, 2017	$88,202
Sales and transfers of gas and condensate produced, net of production costs	(1,773)
Net changes in prices and production costs	27,530
Extensions, discoveries, additions and improved recovery, net of related costs	13,334
Development costs incurred	545
Revisions of estimated development costs	9,663
Revisions of previous quantity estimates	12,991
Accretion of discount	11,112
Net change in income taxes	(9,472)
Purchases of reserves in place	844
Sales of reserves in place	—
Changes in timing and other	(7,165)
December 31, 2018	$145,811

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY BALANCE SHEETS
(in thousands, except share and per share)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$—	$—
Prepaids and other	72	25
Investments in subsidiaries	289,802	212,846
Property, plant and equipment, net	10,000	13,000
Total assets	$299,874	$225,871

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$114	$148
Accrued liabilities	1,826	1,836
Total liabilities	1,940	1,984

Equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and zero shares outstanding, respectively	61	—
Common stock, $0.01 par value, 400,000,000 authorized: 240,655,607 and 222,749,220 shares outstanding, respectively	2,195	2,043
Additional paid-in capital	749,537	549,958
Accumulated deficit	(453,859)	(328,114)
Total stockholders’ equity	297,934	223,887
Total liabilities and stockholders’ equity	$299,874	$225,871

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Total revenues	$—	$—	$—

Operating costs and expenses:
Cost of sales	93	15	—
Development expenses	2,487	320	21
General and administrative expenses	4,618	594	25,084
Goodwill impairment	—	77,592	—
Total operating costs and expenses	7,198	78,521	25,105

Loss on preferred stock exchange feature	—	—	3,308
Interest expense	2	—	—

Loss from operations before income taxes and equity in losses of subsidiaries	(7,200)	(78,521)	(28,413)
Income tax benefit (provision)	—	(4)	170
Net loss from operations before equity in losses of subsidiaries	$(7,200)	$(78,525)	$(28,243)
Equity in losses of subsidiaries, net of tax	$(118,545)	$(152,934)	$(68,412)
Net loss	$(125,745)	$(231,459)	$(96,655)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net cash used in operating activities	(123,976)	(312,553)	(60,532)

Cash flows from investing activities:
Cash received in acquisition	—	56	210
Cash used for acquisition	—	—	(1,190)
Net cash received (used) in investing activities	—	56	(980)

Cash flows from financing activities:
Proceeds from the issuance of common stock	133,800	318,204	59,015
Tax payments for net share settlement of equity awards	(5,734)	—	—
Proceeds from the issuance of preferred stock	—	—	25,000
Equity offering costs	(4,090)	(5,707)	(1,681)
Net cash provided by financing activities	123,976	312,497	82,334

Net increase (decrease) in cash and cash equivalents	—	—	20,822
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$20,822

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I — CONTINUED
TELLURIAN INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
Tellurian Inc. is a Delaware corporation based in Houston, Texas (“Tellurian”), which wholly owns Tellurain Investments Inc. (“Tellurian Investments”), which in turn wholly owns Tellurian Production Holdings LLC (“Production Holdings”), Tellurian Investment’s primary operating company.
On February 10, 2017 (the “Merger Date”), Tellurian Investments Inc. (“Tellurian Investments”) completed a merger (the “Merger”) with a subsidiary of Magellan Petroleum Corporation (“Magellan”). Magellan changed its corporate name to Tellurian Inc. shortly after completing the Merger. The Merger was accounted for as a “reverse acquisition,” with Tellurian Investments being treated as the accounting acquirer. As such, the historical consolidated comparative information as of and for all periods in 2016 in this Schedule I relates to Tellurian Investments. Subsequent to the Merger Date, the information relates to the consolidated entities of Tellurian Inc., with Magellan reflected as the accounting acquiree. In connection with the Merger, each issued and outstanding share of Tellurian Investments common stock was exchanged for 1.3 shares of Magellan common stock. All share amounts in the Condensed Financial Information and related notes have been retroactively adjusted for all periods presented to give effect to this exchange, including reclassifying an amount equal to the change in par value of common stock from additional paid-in capital.
On April 9, 2016, Tellurian Investments acquired Tellurian Services LLC (“Tellurian Services”), formerly known as Parallax Services LLC (“Parallax Services”). Under the financial reporting rules of the SEC, Parallax Services (“Predecessor”) has been deemed to be the predecessor to Tellurian (“Successor”) for financial reporting purposes. Predecessor financial statements have been included in Tellurian’s Consolidated Financial Statements in this report.
These condensed parent company financial statements reflect the activity of Tellurian as the parent company to Production Holdings and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Production Holdings exceed 25% of the consolidated net assets of Tellurian. This information should be read in conjunction with the consolidated financial statements of Tellurian included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”
NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
The amounts included in Tellurian’s parent-only financial statements related to property, plant and equipment represent unproved properties in the United Kingdom and Australia, as disclosed in Note 5, Property, Plant and Equipment, to Tellurian’s Consolidated Financial Statements included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”
NOTE 3 — GOODWILL IMPAIRMENT
For details regarding the goodwill impairment included in Tellurian’s parent-only financial statements, refer to Note 2, Merger and Acquisition — The Merger, to Tellurian’s Consolidated Financial Statements included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”
NOTE 4 — CONTINGENCIES
For details regarding the contingencies related to Tellurian Investments litigation, refer to Note 8, Commitments and Contingencies, to Tellurian’s Consolidated Financial Statements included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”

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
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Meg A. Gentle, the Company’s Chief Executive Officer and President, in her capacity as principal executive officer, and Antoine J. Lafargue, the Company’s Senior Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We made no changes in our internal control over financial reporting during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the U.S. We make modifications to improve the design and effectiveness of our disclosure controls and may take other corrective action if our reviews identify deficiencies or weaknesses in our controls.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Pursuant to Section 13(r) of the Exchange Act, if during the year ended December 31, 2018, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our annual report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the U.S. by non-U.S. entities in compliance with applicable law. During the year ended December 31, 2018, we did not engage in any transactions with Iran or with persons or entities related to Iran.
TOTAL Delaware, Inc. (“TOTAL”) and TOTAL S.A. have beneficial ownership of approximately 19% of the outstanding Tellurian common stock. TOTAL has the right to designate for election one member of Tellurian’s board of directors, and Eric Festa is the current TOTAL designee. TOTAL will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 16, 2018, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2017 (the “TOTAL 2017 Annual Report”) regarding activities during 2017 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018 and are incorporated by reference herein. On May 16, 2018, TOTAL S.A. announced its intent to discontinue the South Pars 11 project in Iran and to unwind related operations, disclosure of which was included in Exhibit 99.9 to the TOTAL S.A. report on Form 6-K filed with the SEC on June 1, 2018 and under the heading “US withdrawal from the JCPOA: TOTAL’s position related to the South Pars 11 project in Iran” in Exhibit 99.2 to the TOTAL S.A. report on Form 6-K filed with the SEC on July 27, 2018. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the TOTAL 2017 Annual Report or the TOTAL S.A. reports on Form 6-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from Tellurian's Definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than April 30, 2019.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from Tellurian's Definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than April 30, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from Tellurian's Definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than April 30, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from Tellurian's Definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than April 30, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from Tellurian's Definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than April 30, 2019.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

1.	Financial Statements. Tellurian’s consolidated financial statements are included in Item 8 of Part II of this report. Reference is made to the accompanying Index to Financial Statements.

2.
Financial Statement Schedules. Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this report as follows: (1) Tellurian Inc. — Schedule I — Condensed Financial Information of Registrant. All valuation and qualifying accounts schedule were omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits. The exhibits listed below are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

Exhibit No.	Description
1.1
Distribution Agency Agreement, dated as of March 15, 2017, by and between Tellurian Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 15, 2017)

2.1††
Agreement and Plan of Merger, dated as of August 2, 2016, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., and River Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2016), as amended by First Amendment to Agreement and Plan of Merger, dated as of November 23, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 29, 2016) and Second Amendment to Agreement and Plan of Merger, dated as of December 19, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2016)

2.2††
Purchase and Sale Agreement, dated as of September 6, 2017, by and between Rockcliff Energy Operating LLC and Tellurian Production LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

3.1	Amended and Restated Certificate of Incorporation of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
3.1.1	Certificate of Designations of Series C Convertible Preferred Stock of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2018)
3.2	Amended and Restated Bylaws of Tellurian Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
10.1
Voting Agreement, dated as of January 3, 2017, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., TOTAL Delaware, Inc., Charif Souki, the Souki Family 2016 Trust and Martin Houston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2017)

10.2
Pre-emptive Rights Agreement, dated as of May 10, 2017, by and between Tellurian Inc. and TOTAL Delaware, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.3
Registration Rights Agreement, dated as of June 28, 2017, by and between Tellurian Inc. and GE Oil & Gas, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2017)

10.4
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.4.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.5
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

Exhibit No.	Description
10.5.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.6
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.6.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.7
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.7.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.8
Credit Agreement, dated as of September 28, 2018, by and among Tellurian Production Holdings LLC, as borrower, the lender parties thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.8.1*
Omnibus Amendment and Consent, dated as of November 29, 2018, by and among Tellurian Production Holdings LLC, as borrower, the lender parties thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent and initial swap counterparty

10.9
Parent Guaranty, dated as of September 28, 2018, by and between Tellurian Inc., as guarantor, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.10†
Employment Letter Agreement by and between Tellurian Investments Inc. and Meg A. Gentle, dated as of August 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.11†
Employment Letter Agreement by and between Tellurian Investments Inc. and R. Keith Teague, dated as of September 23, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.12†
Employment Letter Agreement by and between Tellurian Services LLC and Daniel A. Belhumeur, dated as of September 23, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.13†
Employment Agreement, dated as of February 9, 2017, by and between Tellurian Services LLC and Antoine Lafargue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.14†
Employment Letter Agreement, by and between Tellurian Services LLC and Khaled Sharafeldin, dated as of January 9, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.15†	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)
10.16†	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2017)
10.17†	Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
10.17.1†
Form of Stock Award Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2017)

10.17.2†
Form of Stock Award Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

Exhibit No.	Description
10.17.3†
Restricted Stock Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, dated as of February 13, 2017, by and between Tellurian Inc. and Antoine Lafargue (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.17.4†
Form of Restricted Stock Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.17.5†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Time-Based Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.17.6†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.17.7†*	Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors)
10.17.8†
Form of Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.18†	Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 13, 2017)
10.18.1†
Form of Restricted Stock Amendment Letter regarding the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.18.2†
Form of Notice of Grant and Restricted Stock Award Agreement pursuant to the 2016 Tellurian Investments Omnibus Incentive Plan (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.18.3†
Form of Amendment to Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.19†	Form of Construction Incentive Award Agreement (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018)
10.20†*	Form of Construction Incentive Award Agreement (U.S. Employees)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018)
21.1*	Subsidiaries of Tellurian Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
99.2*	Summary Reserves Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

TELLURIAN INC.

Date:	February 27, 2019	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	February 27, 2019	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Meg A. Gentle	Date:	February 27, 2019
Meg A. Gentle, Director, President and Chief Executive Officer, Tellurian Inc. (as Principal Executive Officer)

/s/ Antoine J. Lafargue	Date:	February 27, 2019
Antoine J. Lafargue, Senior Vice President and Chief Financial Officer, Tellurian Inc. (as Principal Financial Officer)

/s/ Khaled A. Sharafeldin	Date:	February 27, 2019
Khaled A. Sharafeldin, Chief Accounting Officer, Tellurian Inc. (as Principal Accounting Officer)

/s/ Charif Souki	Date:	February 27, 2019
Charif Souki, Director and Chairman, Tellurian Inc.

/s/ Martin J. Houston	Date:	February 27, 2019
Martin J. Houston, Director and Vice Chairman, Tellurian Inc.

/s/ Diana Derycz-Kessler	Date:	February 27, 2019
Diana Derycz-Kessler, Director, Tellurian Inc.

/s/ Dillon J. Ferguson	Date:	February 27, 2019
Dillon J. Ferguson, Director, Tellurian Inc.

/s/ Eric P. Festa	Date:	February 27, 2019
Eric P. Festa, Director, Tellurian Inc.

/s/ Brooke A. Peterson	Date:	February 27, 2019
Brooke A. Peterson, Director, Tellurian Inc.

/s/ Don A. Turkleson	Date:	February 27, 2019
Don A. Turkleson, Director, Tellurian Inc.