Form 10-Q
period 2019-03-31
TELLURIAN INC. /DE/
filed 2019-05-08
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Securities Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.01 par value	TELL	Nasdaq Capital Market
As of April 26, 2019, there were 242,063,899 shares of common stock, $0.01 par value, issued and outstanding.

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

DEFINITIONS
To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

ASU	Accounting Standards Update
Bcf	Billion cubic feet of natural gas
Bcf/d	Bcf per day
Bcfe	Billion cubic feet of natural gas equivalent
DD&A	Depreciation, depletion and amortization
DES	Delivered ex-ship
DOE/FE	U.S. Department of Energy, Office of Fossil Energy
EPC	Engineering, procurement and construction
FEED	Front-End Engineering and Design
FERC	U.S. Federal Energy Regulatory Commission
FID	Final investment decision as it pertains to the Driftwood Project
FTA countries	Countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	Generally accepted accounting principles in the U.S.
JKM	Platts Japan Korea Marker index price for LNG
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
Mcf	Thousand cubic feet of natural gas
MMBtu	Million British thermal units
MMcf	Million cubic feet of natural gas
MMcf/d	MMcf per day
MMcfe	Million cubic feet of natural gas equivalent volumes using a ratio of 6 Mcf to 1 barrel of liquid
Mtpa	Million tonnes per annum
Nasdaq	Nasdaq Capital Market
Non-FTA countries	Countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$88,251	$133,714
Accounts receivable	3,664	1,498
Accounts receivable due from related parties	1,316	1,316
Prepaid expenses and other current assets	4,625	3,906
Total current assets	97,856	140,434
Property, plant and equipment, net	147,193	130,580
Deferred engineering costs	75,000	69,000
Non-current restricted cash	28,040	49,875
Other non-current assets	35,923	18,659
Total assets	$384,012	$408,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,727	$11,597
Accrued and other liabilities	26,414	41,173
Total current liabilities	30,141	52,770
Long-term liabilities:
Senior secured term loan	57,316	57,048
Other non-current liabilities	18,944	796
Total long-term liabilities	76,260	57,844

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 400,000,000 authorized: 241,863,897 and 240,655,607 shares outstanding, respectively	2,209	2,195
Additional paid-in capital	763,326	749,537
Accumulated deficit	(487,985)	(453,859)
Total stockholders’ equity	277,611	297,934
Total liabilities and stockholders’ equity	$384,012	$408,548

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Natural gas revenue	$4,959	$939
LNG sales	—	2,689
Other LNG revenue	—	3,173
Total revenue	4,959	6,801

Operating costs and expenses
Cost of sales	1,112	4,443
Development expenses	11,875	8,972
Depreciation, depletion and amortization	2,531	377
General and administrative expenses	22,053	18,401
Total operating costs and expenses	37,571	32,193
Loss from operations	(32,612)	(25,392)
Interest income (expense), net	(587)	388
Other income (expense), net	(927)	2
Loss before income taxes	(34,126)	(25,002)
Income tax provision	—	(182)
Net loss	$(34,126)	$(25,184)
Net loss per common share:(1)
Basic and diluted	$(0.16)	$(0.12)
Weighted-average shares outstanding:
Basic and diluted	217,838	204,772

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2019	$61	$2,195	$749,537	$(453,859)	$297,934
Share-based compensation (1)	—	14	13,789	—	13,803
Net loss	—	—	—	(34,126)	(34,126)
BALANCE AT MARCH 31, 2019	$61	$2,209	$763,326	$(487,985)	$277,611

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2018	$—	$2,043	$549,958	$(328,114)	$223,887
Issuance of common stock	—	15	14,459	—	14,474
Issuance of Series C preferred stock	28	—	22,582	—	22,610
Share-based compensation(2)	—	14	16,421	—	16,435
Net loss	—	—	—	(25,184)	(25,184)
BALANCE AT MARCH 31, 2018	$28	$2,072	$603,420	$(353,298)	$252,222

(1) Includes settlement of 2018 bonus that was accrued for in 2018.
(2) Includes settlement of 2017 bonus that was accrued for in 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,126)	$(25,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,985	377
Amortization of debt issuance costs	268	—
Share-based compensation	2,093	1,294
Other	(585)	—
Net changes in working capital (Note 13)	(3,670)	(435)
Net cash used in operating activities	(33,035)	(23,948)

Cash flows from investing activities:
Development of natural gas properties	(21,502)	(257)
Deferred engineering costs	(6,000)	—
Purchase of property - land	(180)	—
Purchase of property, plant and equipment	(1,186)	(472)
Net cash used in investing activities	(28,868)	(729)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	15,000
Tax payments for net share settlement of equity awards (Note 13)	(5,395)	(5,583)
Equity offering costs	—	(526)
Net cash (used in) provided by financing activities	(5,395)	8,891

Net decrease in cash, cash equivalents and restricted cash	(67,298)	(15,786)
Cash, cash equivalents and restricted cash, beginning of period	183,589	128,273
Cash, cash equivalents and restricted cash, end of period	$116,291	$112,487
Supplementary disclosure of cash flow information:
Interest paid	$1,171	$—

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
Nature of Operations
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian has begun to establish a portfolio of natural gas production, LNG marketing, and infrastructure assets, including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana. Tellurian intends to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, both of which are currently in the early stages of development. The Driftwood terminal, the Pipeline Network and Tellurian’s existing and planned natural gas production assets are referred to collectively as the “Driftwood Project”.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The accompanying interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our Condensed Consolidated Financial Statements. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Use of Estimates
To conform with GAAP, we make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. Although these estimates and assumptions are based on our best available knowledge at the time, actual results may differ.
New Accounting Standards Issued and Adopted
We adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, utilizing the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustment to prior periods. In addition, we elected the transition package of practical expedients upon adoption which, among other things, allowed us not to reassess the historical lease classification. For additional details, refer to Note 12, Leases.
NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and oil and natural gas properties, as shown below (in thousands):

	March 31, 2019	December 31, 2018
Land	$13,878	13,276
Proved properties	114,337	101,459
Unproved properties	10,204	10,204
Wells in progress	7,905	4,660
Corporate and other	5,042	2,905
Total property, plant and equipment at cost	151,366	132,504
Accumulated DD&A	(4,173)	(1,924)
Total property, plant and equipment, net	$147,193	$130,580
Land
We own land in Louisiana for the purpose of constructing the Driftwood Project.
Proved Properties
We own producing and non-producing acreage in northern Louisiana.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Unproved Properties
We own interests in unproved properties in the Weald Basin, United Kingdom through our holding of non-operating interests in two licenses which expire in June and September 2021.
NOTE 3 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of approximately $75.0 million as of March 31, 2019 represent detailed engineering services related to the Driftwood terminal. Such costs will be deferred until construction commences on the Driftwood terminal, at which time they will be transferred to construction in progress.
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Land lease and purchase options	$4,409	$4,115
Permitting costs	12,838	12,585
Right of use asset - leases (Note 12)	17,447	—
Other	1,229	1,959
Total other non-current assets	$35,923	$18,659
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
Permitting Costs
Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2018 and 2017. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which require us to mitigate the impact to Louisiana wetlands caused by the construction of the Driftwood Project. If the USACE permit is secured, the permitting costs will be capitalized and depreciated with the total cost to construct the Driftwood Project.
NOTE 5 — STOCKHOLDERS' EQUITY
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq through Credit Suisse Securities (USA) LLC acting as sales agent. We have remaining availability under the at-the-market program to raise aggregate sales proceeds of up to $189.7 million.
Preferred Stock
In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel Oil, Gas and Chemicals, Inc., a Delaware corporation (“Bechtel”), pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”). In exchange for the Preferred Stock, Bechtel agreed to discharge approximately $22.7 million of the outstanding liabilities associated with the detailed engineering services for the Driftwood Project, and to apply approximately $27.3 million to additional future detailed engineering services. During the year ended December 31, 2018, all of the approximately $27.3 million of services were received and, as such, all $50.0 million have been recognized on our Condensed Consolidated Balance Sheets within Deferred engineering costs. See Note 3, Deferred Engineering Costs, for further information regarding the costs associated with the detailed engineering services.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Exercise of Overallotment
In January 2018, in connection with the Company’s December 2017 equity offering, the underwriters exercised their option to purchase an additional 1.5 million shares of our common stock for proceeds of approximately $14.5 million, net of approximately $0.5 million in fees and commissions.
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock, or a combination thereof. As of March 31, 2019, there was no Restricted Stock that would be required to be settled in cash.
As of March 31, 2019, we had granted approximately 24.3 million shares of performance-based Restricted Stock, of which approximately 19.7 million shares will vest entirely based upon FID, as defined in the award agreements, and approximately 4.0 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.6 million shares, will vest based on other criteria. As of March 31, 2019, no expense had been recognized in connection with performance-based Restricted Stock.
For the three months ended March 31, 2019, the recognized share-based compensation expense related to all share-based awards totaled approximately $2.1 million. As of March 31, 2019, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $194.6 million. Further, the approximately 24.3 million shares of performance-based Restricted Stock and approximately 2.0 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 7 — ACCRUED AND OTHER LIABILITIES
The components of accrued and other liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Project development activities	$4,874	$8,879
Payroll and compensation	11,136	23,286
Accrued taxes	772	2,507
Professional services (e.g., legal, audit)	3,967	2,423
Lease liability - current (Note 12)	2,133	—
Other	3,532	4,078
Total accrued and other liabilities	$26,414	$41,173
NOTE 8 — FINANCIAL INSTRUMENTS
As discussed in Note 9, Long-Term Borrowings, as part of entering into the senior secured term loan credit agreement, we are required to enter into and maintain certain hedging transactions. As a result, we use derivative financial instruments, namely over the counter (“OTC”) commodity swap instruments (collectively “commodity swaps”), to maintain compliance with this covenant. We do not hold or issue derivative financial instruments for trading purposes.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. These derivative instruments are reported as either current or non-current assets or current or non-current liabilities, based on their maturity dates. The Company can net settle its derivative instruments at any time. As of March 31, 2019, we had a current liability of $0.6 million, net, with respect to the fair value of the current portion of our commodity swaps. In addition, as of March 31, 2019, we also had a non-current liability of $0.6 million, net, with respect to the fair value of the non-current portion of our commodity swaps. The current and the non-current liability are classified within Accrued and other liabilities and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets. Gross current asset and current liability amounts are $0.1 million and $0.7 million, respectively. Gross non-current asset and non-current liability amounts are $0.0 million and $0.6 million, respectively.
We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other expense, net, in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2019, we recognized a realized gain of $0.2 million and an unrealized loss of $1.2 million related to the changes in fair value of the commodity swaps in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying Condensed Consolidated Statements of Cash Flows.
With respect to the commodity swaps, the Company hedged portions of expected sales of equity production and portions of its basis exposure to cover approximately 18.3 Bcf and 18.3 Bcf of natural gas, respectively, as of March 31, 2019. The open positions at March 31, 2019 had maturities extending through September 2021. For additional details, refer to Note 9, Long-Term Borrowings.
NOTE 9 — LONG-TERM BORROWINGS
On September 28, 2018 (the “Closing Date”), Tellurian Production Holdings LLC (“Production Holdings”), our wholly owned subsidiary, entered into a three-year senior secured term loan credit agreement (the “Term Loan”) in an aggregate principal amount of $60.0 million at a price of 99% of par, resulting in an original issue discount of $0.6 million. Fees of $2.6 million were capitalized as deferred financing costs. The discount and fees are being amortized over the term of the Term Loan on a straight-line basis. At March 31, 2019, the outstanding principal amount of the Term Loan was $60.0 million and the unamortized discount and deferred financing costs were $2.7 million.
Our use of proceeds from the Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and is presented within non-current restricted cash on our Condensed Consolidated Balance Sheets. At March 31, 2019, unused proceeds from the Term Loan classified as non-current restricted cash were $27.8 million.
We have the right, but not the obligation, to make voluntary principal payments starting six months following the Closing Date in a minimum amount of $5 million or any integral multiples of $1 million in excess thereof. If no voluntary principal payments are made, the principal amount, together with any accrued interest, is payable at the maturity date of September 28, 2021.
The Term Loan can be terminated early with an early termination payment equal to the outstanding principal plus accrued interest. If the Term Loan is terminated within 12 months of the Closing Date, an early termination fee equal to 1% of the outstanding principal is required. Amounts borrowed under the Term Loan bear interest at a variable rate (three-month LIBOR) plus an applicable margin. The applicable margin is 5% through the end of the first year following the Closing Date, 7% through the end of the second year following the Closing Date and 8% thereafter. For the three months ended March 31, 2019, our total interest expense associated with the Term Loan was $1.2 million.
Guarantors and Covenants
Amounts borrowed under the Term Loan are guaranteed by Tellurian Inc. and each of Production Holdings’ subsidiaries. The Term Loan is collateralized by a first priority lien on all assets of Production Holdings and its subsidiaries, including domestic properties described in Note 2, Property, Plant and Equipment. The Term Loan contains specific financial covenants and as of March 31, 2019, we remained in compliance with such covenants under the Term Loan. For details of hedging transactions, as at and for the period ended March 31, 2019, entered into as required by the Term Loan, refer to Note 8, Financial Instruments.
Fair Value
As of March 31, 2019, the carrying value of the Term Loan approximated fair value. The Term Loan is a Level 3 instrument in the fair value hierarchy. The Level 3 estimated fair value approximates the carrying value because the interest rates are variable and reflective of market rates, and the debt may be repaid, in full or in part, at any time with minimum penalty.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 10 — REVENUE
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
Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in LNG sales on the Condensed Consolidated Statements of Operations. For such LNG sales, we require payment within 10 days from delivery. Other LNG revenue represents revenue earned from sub-charter agreements and is accounted for outside of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
In our judgment, the performance obligations for the sale of natural gas and LNG are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas or LNG is delivered to the designated sales point. We exclude all taxes from the measurement of transaction price.
Because our performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, we have recognized amounts due from contracts with customers of $1.3 million and $0.5 million as Accounts receivable within the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, respectively.
NOTE 11 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2019 and December 31, 2018. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three months ended March 31, 2019.
We experienced ownership changes as defined by Internal Revenue Code (“IRC”) Section 382 in 2017, and an analysis of the annual limitation on the utilization of our NOLs was performed at that time. It was determined that IRC Section 382 will not limit the use of our NOLs over the carryover period. We will continue to monitor trading activity in our shares that may cause an additional ownership change, which may ultimately affect our ability to fully utilize our existing NOL carryforwards.
NOTE 12 — LEASES
As outlined in Note 1, General, on January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), utilizing the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustment to prior periods. In addition, we elected the transition package of practical expedients to:
i.carry-forward prior conclusions related to lease identification and classification for existing leases;
ii.combine lease and non-lease components of an arrangement for all classes of our leased assets; and
iii.omit short-term leases with a term of 12 months or less from recognition on the balance sheet.
Adoption of the new lease standard resulted in the recording of an additional right of use asset and a lease liability of approximately $17.9 million and $19.8 million, respectively, as of January 1, 2019. The difference between the right of use asset and lease liability, net of the deferred tax impact, represents the relief of the previously recorded rent accrual. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.
We are a lessee of office space. Certain of our leases include one or more options to renew, with renewal terms that can extend the lease term from five to 10 years. The exercise of lease renewal options is at our sole discretion, and, as we are not reasonably certain that those options will be exercised, none are recognized as part of our right to use asset and lease liability. All of our leases are classified as operating. Our weighted-average remaining lease term is approximately seven years.
As at March 31, 2019, our right of use asset and lease liability is as follows (in thousands):

Lease	Presentation	March 31, 2019
Right of use asset	Other non-current assets	17,447
Total lease asset		$17,447
Lease liability - current	Accrued and other liabilities	2,133
Lease liability - non-current	Other non-current liabilities	17,540
Total lease liability		$19,673

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2019 and 2018, our operating lease costs related to our office space were $0.9 million and $0.5 million, respectively. As none of our leases provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our weighted-average discount rate at March 31, 2019 was approximately 8%.
For the three months ended March 31, 2019, we paid approximately $0.6 million of cash for amounts included in the measurement of lease liabilities, all of which are presented within operating cash flows. In addition, lease liability arising from obtaining the right of use asset is treated as a non-cash item in our Condensed Consolidated Statements of Cash Flows. The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as at March 31, 2019 (in thousands):

Maturity of lease liability
2019	$2,719
2020	3,657
2021	3,522
2022	3,841
2023	4,121
After 2023	8,063
Total lease payments	$25,923
Less: discount	6,250
Present value of lease liability	$19,673
NOTE 13 — ADDITIONAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

	Three Months Ended March 31,
	2019	2018
Accounts receivable	$(2,166)	$(1,718)
Accounts receivable due from related parties	—	62
Prepaid expenses and other current assets	(1,166)	(1,213)
Accounts payable and accrued liabilities	205	3,807
Other, net	(543)	(1,373)
Net changes in working capital	$(3,670)	$(435)
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2019	2018
Other non-current assets non-cash accruals	$5,478	$2,584
Non-cash settlement of withholding taxes associated with the 2018 and 2017 bonus accrual and vesting of certain awards, respectively	5,395	5,733
Non-cash settlement of the 2018 and 2017 bonus accrual, respectively	18,396	15,202
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$88,251	$112,487
Non-current restricted cash	28,040	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$116,291	$112,487

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 14 — SUBSEQUENT EVENTS
Common Stock Purchase Agreement
On April 3, 2019, we entered into a Common Stock Purchase Agreement (the “CSPA”) with Total Delaware, Inc., a Delaware corporation and subsidiary of TOTAL S.A. (“Total”), pursuant to which Total agreed to purchase, and the Company agreed to issue and sell in a private placement to Total, approximately 19.9 million shares of our common stock in exchange for a cash purchase price of approximately $10.06 per share, resulting in aggregate gross proceeds of approximately $200.0 million (the “Private Placement”).
The closing of the Private Placement is subject to the satisfaction of certain closing conditions, including (i) obtaining the approval of the Company’s stockholders for the issuance and sale of our common stock pursuant to the CSPA; (ii) the Company reaching the affirmative final investment decision (“FID”) with respect to the Driftwood LNG Project — Phase I (as such term is defined in the CSPA) (the “Phase I Driftwood LNG Project”); (iii) the Company acquiring a 7.2% interest in Driftwood Holdings LP, the entity that will hold the Phase I Driftwood LNG Project, for $1.0 billion (the “Company Subsidiary Investment”); and (iv) certain other customary closing conditions. Furthermore, the CSPA contains customary representations, warranties and covenants of the Company and Total.
In addition, under the terms of the CSPA, the Company granted certain anti-dilution rights to Total that will entitle Total to purchase additional shares of the Company’s common stock under certain circumstances if all or a portion of the Company Subsidiary Investment is financed with securities convertible into the Company’s common stock (“Phase I Convertible Securities”).  This anti-dilution right will entitle Total to buy additional shares of the Company’s common stock following any conversion of Phase I Convertible Securities to the extent necessary for Total to maintain an ownership percentage of 20% with respect to the outstanding shares of the Company’s common stock, as calculated in the manner provided in the CSPA.  The purchase price for such shares will be equal to the lower of (i) $10.06 and (ii) the price per share of the Company’s common stock at which the applicable Phase I Convertible Securities were converted.
LNG Marketing
On April 23, 2019, in furtherance of our strategy of developing our LNG marketing activities, we entered into a master LNG sale and purchase agreement and related confirmation notices (the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we have committed to purchase one cargo of LNG per quarter beginning in June 2020 through October 2022. The quantity of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms. The price for each cargo will be based on the JKM price in effect at the time of each purchase.

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
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and three related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and our existing and planned natural gas production assets collectively as the “Driftwood Project”. We currently estimate the total cost of the Driftwood Project to be approximately $28 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. Our Business may be developed in phases.
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
The proposed Pipeline Network is currently expected to consist of three pipelines, the Driftwood pipeline, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline. The Driftwood pipeline will be a 96-mile large diameter pipeline that will interconnect with 14 existing interstate pipelines throughout southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch, 36-inch and 30-inch diameter pipeline segments and three compressor stations totaling approximately 274,000 horsepower, all as necessary to provide approximately 4 Bcf/d of average daily natural gas transportation service. We estimate construction costs for the Driftwood pipeline of approximately $2.3 billion before owners’ costs, financing costs and contingencies.
The Haynesville Global Access Pipeline is expected to run approximately 200 miles from northern to southwest Louisiana. The Permian Global Access Pipeline is expected to run approximately 625 miles from west Texas to southwest Louisiana. Each of these pipelines is expected to have a diameter of 42 inches and be capable of delivering approximately 2 Bcf/d of natural gas. We currently estimate that construction costs will be approximately $1.4 billion for the Haynesville Global Access Pipeline and approximately $3.7 billion for the Permian Global Access Pipeline, in each case before owners’ costs, financing costs and contingencies. We are also considering the potential development of a fourth pipeline, the Delhi Connector Pipeline, which would run approximately 180 miles from Perryville/Delhi in northeast Louisiana to Lake Charles, Louisiana.
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,233 net acres and 56 producing wells (19 operated) located in the Haynesville Shale trend of north Louisiana. These wells have net current production of approximately 21.2 MMcf/d. As of December 31, 2018, our estimate of net reserves in these properties was approximately 265 Bcfe. We began drilling certain locations on our properties in the fourth quarter of 2018, which we plan on completing during the first half of 2019 using the proceeds from the senior secured term loan (as described in Note 9, Long-Term Borrowings, of our Notes to Consolidated Condensed Financial Statements).

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

In connection with the implementation of our Business, we are offering partnership interests in a subsidiary, Driftwood Holdings LLC (“Driftwood Holdings”), which will own the Driftwood Project. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal.  We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings. We also continue to develop our LNG marketing activities as described below in “Overview of Significant Events.”
Overview of Significant Events
Significant Transactions
Common Stock Purchase Agreement. On April 3, 2019, we entered into a Common Stock Purchase Agreement (the “CSPA”) with Total Delaware, Inc., a Delaware corporation and subsidiary of TOTAL S.A. (“Total”), pursuant to which Total agreed to purchase, and the Company agreed to issue and sell in a private placement to Total, approximately 19.9 million shares of our common stock in exchange for a cash purchase price of approximately $10.06 per share, resulting in aggregate gross proceeds of approximately $200.0 million (the “Private Placement”). The closing of the Private Placement is subject to the satisfaction of certain closing conditions as discussed in Note 14, Subsequent Events, of our Notes to Consolidated Condensed Financial Statements.
Driftwood Project. On April 3, 2019, we and Total entered into a Heads of Agreement (the “HOA”) pursuant to which the parties agreed to use good faith and commercially reasonable efforts to enter into definitive documents by June 15, 2019 relating to (i) a $500 million investment by Total in the Phase I Driftwood LNG Project (the “Contribution Agreement”), (ii) a related sales and purchase agreement pursuant to which Total will have the right to purchase 1.0 Mtpa of LNG from the Driftwood terminal (the “Driftwood SPA”) and (iii) a 15-year sales and purchase agreement pursuant to which Total will have the right to acquire a further 1.5 Mtpa of LNG from the Company or one of its affiliates free on board at prices based on JKM (the “JKM SPA”). The HOA contemplates that the transactions provided for by the Contribution Agreement, the Driftwood SPA and the JKM SPA will be subject to certain conditions precedent, including FID. The HOA will expire pursuant to its terms on December 31, 2019.
Regulatory Developments. On April 18, 2019, FERC issued the order granting authorization for the Company to construct and operate the Driftwood terminal and the Driftwood pipeline. On May 2, 2019, the DOE/FE issued an order authorizing the Company to export to Non-FTA countries. On May 3, 2019, USACE issued the Section 10/Section 404 permit authorizing activities within “Waters of the U.S.” These three permits, along with the DOE/FE authorization for FTA countries issued in February 2017, Air Permits issued by the Louisiana Department of Environmental Quality in March 2017 and May 2018, and the Coastal Use Permit issued by the Louisiana Department of Natural Resources in July 2018, comprise all the major permits required for construction and operation of the Driftwood terminal and Driftwood pipeline.
LNG Marketing.    On April 23, 2019, in furtherance of our strategy of developing our LNG marketing activities, we entered into a master LNG sale and purchase agreement and related confirmation notices (the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we have committed to purchase one cargo of LNG per quarter beginning in June 2020 through October 2022. The quantity of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms. The price for each cargo will be based on the JKM price in effect at the time of each purchase.
Liquidity and Capital Resources
Capital Resources
We are currently funding our operations, development activities and general working capital needs through our cash on hand. We are funding our specific upstream development and drilling activities with the proceeds from a senior secured term loan. Our current capital resources consist of approximately $88.3 million of cash and cash equivalents as of March 31, 2019 on a consolidated basis, which are primarily the result of issuances of common stock in 2017 and in the first half of 2018, and approximately $28.0 million of non-current restricted cash primarily from the senior secured term loan proceeds. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Furthermore, and as discussed above in “Overview of Significant Events”, the Company agreed to issue and sell in a private placement to Total, approximately 19.9 million shares of our common stock for approximately $10.06 per share, resulting in the aggregate gross proceeds of approximately $200.0 million, which is subject to the satisfaction of certain closing conditions as discussed in Note 14, Subsequent Events, of our Notes to Consolidated Condensed Financial Statements.
We also have the ability to raise funds through common or preferred stock issuances, debt financings, an at-the-market equity offering program or sale of assets.
We maintain an at-the-market equity offering program through Credit Suisse Securities (USA) LLC under which we have remaining availability to raise aggregate sales proceeds of up to $189.7 million.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,

	2019	2018
Cash used in operating activities	$(33,035)	$(23,948)
Cash used in investing activities	(28,868)	(729)
Cash (used in) provided by financing activities	(5,395)	8,891

Net decrease in cash, cash equivalents and restricted cash	(67,298)	(15,786)
Cash, cash equivalents and restricted cash, beginning of the period	183,589	128,273
Cash, cash equivalents and restricted cash, end of the period	$116,291	$112,487

Net working capital	$67,715	$93,677
Cash used in operating activities for the three months ended March 31, 2019 increased by approximately $9.1 million compared to the same period in 2018. This is primarily attributable to an approximately $4.3 million increase in payments for wetland credits in connection with our permit application to the USACE, as discussed in Note 4, Other Non-Current Assets, of our Notes to Consolidated Condensed Financial Statements as well as an overall increase in disbursements in the normal course of business.
Cash used in investing activities for the three months ended March 31, 2019 increased by approximately $28.1 million compared to the same period in 2018. This increase is predominantly driven by increased development activities related to natural gas properties of $21.3 million and payments of $6.0 million related to deferred engineering costs that were settled as a non-cash transaction through issuance of preferred stock in the prior period.
Cash provided by financing activities for the three months ended March 31, 2019 decreased by approximately $14.3 million compared to the same period in 2018. This decrease primarily relates to the absence in the current period of the exercise of an overallotment of common stock of approximately $14.5 million, as discussed in Note 5, Stockholders’ Equity, of our Notes to Consolidated Condensed Financial Statements.
Long-Term Borrowings
As of March 31, 2019, we had total indebtedness of approximately $57.3 million, all of which was secured indebtedness. At March 31, 2019, we were in compliance with the covenants under our senior secured term loan agreement. For additional details regarding our borrowing activity, refer to Note 9, Long-Term Borrowings, of our Notes to Condensed Consolidated Financial Statements.
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

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

We currently expect that our long-term capital requirements will be financed by proceeds from future debt and equity transactions. In addition, part of our financing strategy is expected to involve seeking equity investments by LNG customers at a subsidiary level. If the types of financing we expect to pursue are not available, we will be required to seek alternative sources of financing, which may not be available on acceptable terms, if at all.
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenue	$4,959	$6,801
Cost of sales	1,112	4,443
Development expenses	11,875	8,972
Depreciation, depletion and amortization	2,531	377
General and administrative expenses	22,053	18,401
Loss from operations	(32,612)	(25,392)
Interest income (expense), net	(587)	388
Other income (expense), net	(927)	2
Income tax provision	—	(182)
Net loss	$(34,126)	$(25,184)
Our consolidated net loss was approximately $34.1 million for the three months ended March 31, 2019, compared to a net loss of approximately $25.2 million during the same period in 2018. This $8.9 million increase in net loss is primarily a result of the following:

•
Total revenues during the period decreased by approximately $1.8 million compared to the same period in 2018 due to the absence of LNG and other revenues of approximately $5.9 million. This was partially offset by an approximately $4.0 million increase in natural gas sales as a result of a production increase.

•
Development expenses during the period increased by approximately $2.9 million compared to the same period in 2018 as a result of an overall increase in development activities associated with the Driftwood Project.

•	DD&A during the period increased by approximately $2.2 million compared to the same period in 2018 in connection with our natural gas sales revenue increase as discussed above.

•	The $3.7 million increase in general and administrative expenses is primarily attributable to an increase in employee headcount when compared to the same period in 2018.

•	The $1.0 million increase in our interest expense, net is primarily attributable to the absence of interest payments on the senior secured term loan in the prior period.

•
The above factors that resulted in an increase to the net loss for the three months ended March 31, 2019 were partially offset by the reduction of approximately $3.3 million in our cost of sales predominantly as a result of the absence of costs associated with LNG and other revenue transactions of approximately $4.0 million as discussed above.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except that the trial date, previously set for June 2019, has been changed to October 2019.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended March 31, 2019.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2019, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended March 31, 2019, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Total Delaware, Inc. and TOTAL S.A. have beneficial ownership of approximately 19% of the outstanding Tellurian common stock. Total Delaware, Inc. has the right to designate for election one member of Tellurian’s board of directors, and Eric Festa is the current Total Delaware, Inc. designee. Total Delaware, Inc. will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 20, 2019, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2018 (the “Total 2018 Annual Report”) regarding activities during 2018 that require disclosure under the ITRSHRA. The relevant disclosures are reproduced in Exhibit 99.1 to this report and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the Total 2018 Annual Report.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Common Stock Purchase Agreement, dated as of April 3, 2019, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.2
Voting Agreement, dated as of April 3, 2019, by and between Tellurian Inc., Total Delaware, Inc., Charif Souki, the Souki 2016 Family Trust, and Martin Houston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.3
Voting Agreement, dated as of April 3, 2019, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

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

TELLURIAN INC.

Date:	May 8, 2019	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	May 8, 2019	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.