Form 10-Q
period 2019-06-30
TELLURIAN INC. /DE/
filed 2019-08-07
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-5507
Tellurian Inc.
(Exact name of registrant as specified in its charter)

Delaware				06-0842255
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1201 Louisiana Street,	Suite 3100,	Houston,	TX	77002
(Address of principal executive offices)				(Zip Code)
(832) 962-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	TELL	NASDAQ	Capital Market
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
Yes ☐ No ☒
As of July 26, 2019, there were 242,214,647 shares of common stock, $0.01 par value, issued and outstanding.

Tellurian Inc.

Cautionary Information About Forward-Looking Statements
The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “may,” “plan,” “potential,” “project,” “proposed,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

•	our businesses and prospects and our overall strategy;

•	planned or estimated capital expenditures;

•	availability of liquidity and capital resources;

•	our ability to obtain additional financing as needed and the terms of financing transactions, including at Driftwood Holdings LP;

•	revenues and expenses;

•	progress in developing our projects and the timing of that progress;

•	future values of the Company’s projects or other interests, operations or rights; and

•	government regulations, including our ability to obtain, and the timing of, necessary governmental permits and approvals.
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas and LNG;

•	risks related to shortages of LNG vessels worldwide;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident involving an LNG carrier;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	governmental interventions in the LNG industry, including increases in barriers to international trade;

•	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	our ability to maintain compliance with our senior secured term loans and other agreements;

•	changes in competitive factors, including the development or expansion of LNG, pipeline and other projects that are competitive with ours;

•	development risks, operational hazards and regulatory approvals;

•	our ability to enter and consummate planned financing and other transactions; and

•	risks and uncertainties associated with litigation matters.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$104,005	$133,714
Accounts receivable	3,345	1,498
Accounts receivable due from related parties	1,316	1,316
Prepaid expenses and other current assets	7,244	3,906
Total current assets	115,910	140,434
Property, plant and equipment, net	161,279	130,580
Deferred engineering costs	86,591	69,000
Non-current restricted cash	17,968	49,875
Other non-current assets	35,607	18,659
Total assets	$417,355	$408,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,258	$11,597
Accrued and other liabilities	36,378	41,173
Senior secured term loan	56,651	—
Total current liabilities	100,287	52,770
Long-term liabilities:
Senior secured term loan	57,584	57,048
Other non-current liabilities	17,828	796
Total long-term liabilities	75,412	57,844

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 400,000,000 authorized: 242,214,647 and 240,655,607 shares outstanding, respectively	2,210	2,195
Additional paid-in capital	767,863	749,537
Accumulated deficit	(528,478)	(453,859)
Total stockholders’ equity	241,656	297,934
Total liabilities and stockholders’ equity	$417,355	$408,548

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Natural gas revenue	$5,333	$813	$10,293	$1,752
LNG sales	—	—	—	2,689
Other LNG revenue	—	—	—	3,173
Total revenue	5,333	813	10,293	7,614

Operating costs and expenses
Cost of sales	1,240	217	2,353	4,660
Development expenses	18,678	12,895	30,553	21,867
Depreciation, depletion and amortization	4,048	342	6,579	719
General and administrative expenses	23,403	22,208	45,456	40,609
Impairment charge and loss on transfer of assets	—	1,809	—	1,809
Total operating costs and expenses	47,369	37,471	84,941	69,664
Loss from operations	(42,036)	(36,658)	(74,648)	(62,050)
Interest income (expense), net	(3,399)	552	(3,986)	940
Other income, net	4,942	70	4,015	72
Loss before income taxes	(40,493)	(36,036)	(74,619)	(61,038)
Income tax benefit	—	182	—	—
Net loss	$(40,493)	$(35,854)	$(74,619)	$(61,038)
Net loss per common share:(1)
Basic and diluted	$(0.19)	$(0.17)	$(0.34)	$(0.30)
Weighted-average shares outstanding:
Basic and diluted	218,742	206,531	218,293	205,656

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2019	$61	$2,195	$749,537	$(453,859)	$297,934
Share-based compensation (1)	—	15	14,481	—	14,496
Share-based payments	—	—	545	—	545
Issuance of common stock purchase warrant	—	—	3,300	—	3,300
Net loss	—	—	—	(74,619)	(74,619)
BALANCE AT JUNE 30, 2019	$61	$2,210	$767,863	$(528,478)	$241,656

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT APRIL 1, 2019	$61	$2,209	$763,326	$(487,985)	$277,611
Share-based compensation	—	1	741	—	742
Share-based payments	—	—	496	—	496
Issuance of common stock purchase warrant	—	—	3,300	—	3,300
Net loss	—	—	—	(40,493)	(40,493)
BALANCE AT JUNE 30, 2019	$61	$2,210	$767,863	$(528,478)	$241,656

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2018	$—	$2,043	$549,958	$(328,114)	$223,887
Issuance of common stock	—	135	129,575	—	129,710
Issuance of Series C preferred stock	43	—	35,023	—	35,066
Share-based compensation (2)	—	15	17,414	—	17,429
Net loss	—	—	—	(61,038)	(61,038)
BALANCE AT JUNE 30, 2018	$43	$2,193	$731,970	$(389,152)	$345,054

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT APRIL 1, 2018	$28	$2,072	$603,420	$(353,298)	$252,222
Issuance of common stock	—	120	115,116	—	115,236
Issuance of Series C preferred stock	15	—	12,441	—	12,456
Share-based compensation	—	1	993	—	994
Net loss	—	—	—	(35,854)	(35,854)
BALANCE AT JUNE 30, 2018	$43	$2,193	$731,970	$(389,152)	$345,054

(1) Includes settlement of 2018 bonus that was accrued for in 2018.
(2) Includes settlement of 2017 bonus that was accrued for in 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(74,619)	$(61,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	6,981	719
Amortization of debt issuance costs, discounts and fees	2,687	—
Share-based compensation	2,785	2,368
Share-based payments	545	—
Impairment charge and loss on transfer of assets	—	1,809
Gain on financial instruments not designated as hedges	(3,491)	—
Other	(1,826)	—
Net changes in working capital (Note 14)	5,864	4,103
Net cash used in operating activities	(61,074)	(52,039)

Cash flows from investing activities:
Acquisition and development of natural gas properties	(31,332)	(268)
Proceeds from sale of asset	—	167
Deferred engineering costs	(17,591)	—
Purchase of property - land (Note 14)	(180)	—
Purchase of property, plant and equipment	(2,553)	(3,333)
Net cash used in investing activities	(51,656)	(3,434)

Cash flows from financing activities:
Proceeds from borrowing under term loan	60,000	—
Payments of term loan financing costs	(2,200)	—
Proceeds from issuance of common stock	—	133,800
Tax payments for net share settlement of equity awards (Note 14)	(6,686)	(5,664)
Equity offering costs	—	(4,090)
Net cash provided by financing activities	51,114	124,046

Net (decrease) increase in cash, cash equivalents and restricted cash	(61,616)	68,573
Cash, cash equivalents and restricted cash, beginning of period	183,589	128,273
Cash, cash equivalents and restricted cash, end of period	$121,973	$196,846
Supplementary disclosure of cash flow information:
Interest paid	$2,816	$—

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
Nature of Operations
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian has begun to establish a portfolio of natural gas production, LNG marketing, and infrastructure assets, including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana. Tellurian intends to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, both of which are currently in the early stages of development. The Driftwood terminal, the Pipeline Network and certain natural gas production assets are referred to collectively as the “Driftwood Project”.
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
New Accounting Standards Issued and Adopted
We adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, utilizing the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustment to prior periods. In addition, we elected the transition package of practical expedients upon adoption which, among other things, allowed us not to reassess the historical lease classification. For additional details, refer to Note 13, Leases.

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and oil and natural gas properties, as shown below (in thousands):

	June 30, 2019	December 31, 2018
Land	$13,808	$13,276
Proved properties	114,722	101,459
Unproved properties	10,204	10,204
Wells in progress	25,605	4,660
Corporate and other	5,147	2,905
Total property, plant and equipment at cost	169,486	132,504
Accumulated DD&A	(8,207)	(1,924)
Total property, plant and equipment, net	$161,279	$130,580

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
NOTE 3 — DEFERRED ENGINEERING COSTS
As of June 30, 2019, the deferred engineering costs of approximately $86.6 million represent detailed engineering services related to the planned construction of the Driftwood terminal. Such costs will be transferred to construction in progress upon reaching FID.
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Land lease and purchase options	$4,624	$4,115
Permitting costs	12,838	12,585
Right of use asset - leases (Note 13)	16,919	—
Other	1,226	1,959
Total other non-current assets	$35,607	$18,659

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
Permitting Costs
Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2018 and 2017. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which require us to mitigate the impact to Louisiana wetlands caused by the construction of the Driftwood Project. In May 2019, we received the USACE permit and the permitting costs will be transferred to construction in progress upon reaching FID.
NOTE 5 — FINANCIAL INSTRUMENTS
As discussed in Note 7, Borrowings, as part of entering into the senior secured term loan credit agreement in 2018, we are required to enter into and maintain certain hedging transactions. As a result, we use derivative financial instruments, namely over the counter (“OTC”) commodity swap instruments (collectively “commodity swaps”), to maintain compliance with this covenant. We do not hold or issue derivative financial instruments for trading purposes.
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. These derivative instruments are reported as either current or non-current assets or current or non-current liabilities, based on their maturity dates. The Company can net settle its derivative instruments at any time. As of June 30, 2019, we had a current asset of $3.6 million, net, with respect to the fair value of the current portion of our commodity swaps. In addition, as of June 30, 2019, we also had a non-current liability of $0.1 million, net, with respect to the fair value of the non-current portion of our commodity swaps. The current asset and the non-current liability are classified within Prepaid expenses and other current assets and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets. Gross current asset and current liability amounts are $3.7 million and $0.1 million, respectively. Gross non-current asset and non-current liability amounts are $0.2 million and $0.3 million, respectively.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2019, we recognized a realized gain of $0.3 million and $0.5 million, respectively, and an unrealized gain of $4.7 million and $3.5 million, respectively, related to the changes in fair value of the commodity swaps in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of commodity derivative instruments are reported as a component of cash flows from operations in the accompanying Condensed Consolidated Statements of Cash Flows.
With respect to the commodity swaps, the Company hedged portions of expected sales of equity production and portions of its basis exposure to cover approximately 15.6 Bcf and 15.6 Bcf of natural gas, respectively, as of June 30, 2019. The open positions at June 30, 2019 had maturities extending through September 2021. For additional details, refer to Note 7, Borrowings.
NOTE 6 — ACCRUED AND OTHER LIABILITIES
The components of accrued and other liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Project development activities	$11,623	$8,879
Payroll and compensation	14,607	23,286
Accrued taxes	928	2,507
Professional services (e.g., legal, audit)	3,909	2,423
Lease liability - current (Note 13)	2,178	—
Other	3,133	4,078
Total accrued and other liabilities	$36,378	$41,173

NOTE 7 — BORROWINGS

		June 30, 2019		December 31, 2018
	Maturity	Interest Rate	Amount	Interest Rate	Amount
2019 Term Loan	May 2020 (1)	12% (2)	$70,020	—	$—
2018 Term Loan	September 2021	5%-8% + LIBOR (3)	60,000	5%-8% + LIBOR (3)	60,000
Unamortized deferred financing costs, discounts and fees			(15,785)		(2,952)
Total borrowings			$114,235		$57,048
(1) Subject to two, six-month extensions, if specific criteria are met.
(2) Of this amount, we may defer up to 4% each quarter as paid-in-kind interest.
(3) The applicable margin is 5% through the end of the first year from September 28, 2018 (the “Closing Date”), 7% through the end of the second year following the Closing Date and 8% thereafter.
As of June 30, 2019, the Company is in compliance with all covenants under its two credit agreements. Refer to Note 5, Financial Instruments, for details of hedging transactions, as of and for the period ended June 30, 2019, entered into as required by the 2018 Term Loan.
Short-term Borrowings — 2019 Term Loan
On May 23, 2019, Driftwood Holdings LP , a wholly owned subsidiary (“Driftwood Holdings”), entered into a senior secured term loan agreement (the “2019 Term Loan) to borrow an aggregate principal amount of $60.0 million. Fees associated with entering into the 2019 Term Loan of approximately $2.2 million have been capitalized as deferred financing costs.
Borrowings under the 2019 Term Loan bear a fixed annual interest rate of 12%, of which 4% Driftwood Holdings may add to the outstanding principal as paid-in-kind interest at the end of each reporting period. This election was made for the current reporting period, which resulted in adding approximately $0.2 million to the outstanding principal of the 2019 Term Loan. The 2019 Term Loan can be terminated prior to maturity, only in full, without an early termination penalty.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Upon maturity or early repayment of the 2019 Term Loan, Driftwood Holdings will also pay a final fee that is equal to 20% of the principal amount borrowed less financing costs and cash interest paid (the “Final Payment Fee”) to the lender. As of June 30, 2019, approximately $9.8 million related to the Final Payment Fee have been recognized as a discount to the 2019 Term Loan within our Condensed Consolidated Balance Sheets.
Borrowings under the 2019 Term Loan are guaranteed by Tellurian Inc. and certain of its subsidiaries and are secured by substantially all of the assets of Tellurian Inc. and certain of its subsidiaries, other than Tellurian Production Holdings LLC and its subsidiaries, under one or more security agreements and pledge agreements.
In conjunction with the 2019 Term Loan, the Company issued a Common Stock Purchase Warrant (the “Warrant”) to the lender. The fair value of the Warrant of approximately $3.3 million has been recognized as an original issue discount to the 2019 Term Loan. Refer to Note 9, Stockholders’ Equity, for further details.
The 2019 Term Loan agreement provides Driftwood Holdings the right to borrow an additional $15.0 million by August 31, 2019, subject to certain criteria, which were not met as of June 30, 2019. Subsequent to June 30, 2019, Driftwood Holdings met the criteria, and borrowed the additional funds. Refer to Note 15, Subsequent Events, for further details.
Long-term Borrowings — 2018 Term Loan
On September 28, 2018 (the “Closing Date”), Tellurian Production Holdings LLC (“Production Holdings”), our wholly owned subsidiary, entered into a three-year senior secured term loan credit agreement (the “2018 Term Loan”) in an aggregate principal amount of $60.0 million.
Our use of proceeds from the 2018 Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and is presented within non-current restricted cash on our Condensed Consolidated Balance Sheets. At June 30, 2019, unused proceeds from the 2018 Term Loan classified as non-current restricted cash were $18.0 million.
We have the right, but not the obligation, to make voluntary principal payments starting six months following the Closing Date in a minimum amount of $5 million or any integral multiples of $1 million in excess thereof. If no voluntary principal payments are made, the principal amount, together with any accrued interest, is payable at the maturity date of September 28, 2021.
The 2018 Term Loan can be terminated early with an early termination payment equal to the outstanding principal plus accrued interest. If the 2018 Term Loan is terminated within 12 months of the Closing Date, an early termination fee equal to 1% of the outstanding principal is required.
Amounts borrowed under the 2018 Term Loan are guaranteed by Tellurian Inc. and each of Production Holdings’ subsidiaries. The 2018 Term Loan is collateralized by a first priority lien on all assets of Production Holdings and its subsidiaries, including domestic properties described in Note 2, Property, Plant and Equipment.
Fair Value
As of June 30, 2019, the outstanding principal of the 2018 Term Loan approximated fair value as the interest rate for the 2018 Term Loan has been reflective of market rates. As of June 30, 2019, the fair value of the 2019 Term Loan, on a discounted cash flow basis, was approximately $65.1 million as the 2019 Term Loan effective interest rate is higher than current market levels after giving effect to the Final Payment Fee. Both the 2018 Term Loan and the 2019 Term Loan represent a Level 3 instrument in the fair value hierarchy.
NOTE 8 — COMMITTMENTS AND CONTINGENCIES
On April 23, 2019, we entered into a master LNG sale and purchase agreement and related confirmation notices (the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we committed to purchase one cargo of LNG per quarter beginning in June 2020 through October 2022. The volume of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms. The price of each cargo will be based on the JKM price in effect at the time of each purchase.
NOTE 9 — STOCKHOLDERS' EQUITY
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq through Credit Suisse Securities (USA) LLC acting as sales agent. We have remaining availability under the at-the-market program to raise aggregate sales proceeds of up to $189.7 million.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Common Stock Purchase Warrant
As discussed in Note 7, Borrowings, on May 23, 2019 (the “Issuance Date”), in conjunction with the 2019 Term Loan, the Company issued a common stock purchase warrant that provides the lender with the right to purchase up to 1.5 million shares of our common stock at $10.00 per share. The Warrant is immediately exercisable and will expire five years after the Issuance Date. The Warrant was valued using a Black-Scholes option pricing model that resulted in a relative fair value of approximately $3.3 million on the Issuance Date and is not subject to subsequent remeasurement. The Warrant has been classified as equity and is recognized within additional paid-in capital within our Condensed Consolidated Balance Sheet.
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
NOTE 10 — REVENUE
For the sale of commodities, we view the delivery of each unit (MMBtu) to be a separate performance obligation that is satisfied upon delivery. These contracts are either fixed price contracts or contracts with a fixed differential to an index price, both of which are deemed fixed consideration that is allocated to each performance obligation and represents the relative standalone selling price basis.
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
Because our performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, we have recognized amounts due from contracts with customers of $1.4 million and $0.5 million as Accounts receivable within the Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, respectively.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 11 — SHARE-BASED COMPENSATION
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock, or a combination thereof. As of June 30, 2019, there was no Restricted Stock that would be required to be settled in cash.
As of June 30, 2019, we had granted approximately 24.6 million shares of performance-based Restricted Stock, of which approximately 19.7 million shares will vest entirely based upon FID, as defined in the award agreements, and approximately 4.2 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.7 million shares, will vest based on other criteria. As of June 30, 2019, no expense had been recognized in connection with performance-based Restricted Stock.
For the three and six months ended June 30, 2019, the recognized share-based compensation expense related to all share-based awards totaled approximately $0.7 million and $2.8 million, respectively. As of June 30, 2019, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $196.1 million. Further, the approximately 24.6 million shares of performance-based Restricted Stock and approximately 2.0 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 12 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2019 and December 31, 2018. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and six months ended June 30, 2019.
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
NOTE 13 — LEASES
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
As at June 30, 2019, our right of use asset and lease liability is as follows (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Lease	Presentation	June 30, 2019
Right of use asset	Other non-current assets	16,919
Total lease asset		$16,919
Lease liability - current	Accrued and other liabilities	2,178
Lease liability - non-current	Other non-current liabilities	16,914
Total lease liability		$19,092

For the three and six months ended June 30, 2019 and 2018, our operating lease costs related to our office space were $0.9 million and $0.8 million, respectively, and $1.8 million and $1.3 million, respectively. As none of our leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at June 30, 2019 was approximately 8%.
For the three and six months ended June 30, 2019, we paid approximately $0.8 million and $1.4 million, respectively, in cash for amounts included in the measurement of lease liabilities, all of which are presented within operating cash flows. In addition, lease liability arising from obtaining the right of use asset is treated as a non-cash item in our Condensed Consolidated Statements of Cash Flows. The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as at June 30, 2019 (in thousands):

Maturity of lease liability
2019	$1,846
2020	3,645
2021	3,508
2022	3,819
2023	4,093
After 2023	8,061
Total lease payments	$24,972
Less: discount	5,880
Present value of lease liability	$19,092

At December 31, 2018, future undiscounted minimum rental payments due under noncancelable operating lease agreements pursuant to ASC Topic 840 were:

2019	$3,126
2020	3,510
2021	3,440
2022	3,718
2023	3,993
Thereafter	8,061
Total	$25,848

NOTE 14 — ADDITIONAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

	Six Months Ended June 30,
	2019	2018
Accounts receivable	$(1,847)	$4
Accounts receivable due from related parties	—	62
Prepaid expenses and other current assets	(137)	297
Accounts payable and accrued liabilities	8,618	7,611
Other, net	(770)	(3,871)
Net changes in working capital	$5,864	$4,103

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2019	2018
Property, plant and equipment and other non-current assets non-cash accruals	$415	$3,485
2019 Term Loan paid-in-kind election	240	—
Non-cash settlement of withholding taxes associated with the 2018 and 2017 bonus paid and vesting of certain awards, respectively	6,686	5,583
Non-cash settlement of the 2018 and 2017 bonus paid, respectively	18,396	15,140

The statement of cash flows for the six months ended June 30, 2019 reflects a $0.4 million non-cash movement for funds deposited in escrow in December 2018 that have cleared in March 2019 for purchase of property - land.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$104,005	$196,846
Non-current restricted cash	17,968	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$121,973	$196,846

NOTE 15 — SUBSEQUENT EVENTS
Driftwood Project Equity Investment
On July 10, 2019, Driftwood Holdings entered into an equity capital contribution agreement (the “Contribution Agreement”) with Total Delaware Inc., an affiliate of TOTAL S.A. (“Total Delaware”), whereby Total Delaware agreed to make a $500.0 million capital commitment to Driftwood Holdings in exchange for Class A limited partnership interests in Driftwood Holdings. The closing of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase 1” of the Driftwood Project.
LNG Sale and Purchase Agreement
Also on July 10, 2019, Tellurian Trading UK Ltd, a wholly owned subsidiary of the Company (“Tellurian Trading”), and Total Gas & Power North America Inc., an affiliate of TOTAL S.A. (“Total Gas & Power”) entered into a sale and purchase agreement pursuant to which Total Gas & Power has the right to purchase from Tellurian Trading approximately 1.5 Mtpa of LNG on a free on board basis at prices based on the JKM index price, subject to the terms and conditions of the agreement.
2019 Term Loan Additional Borrowing
On July 11, 2019, and as outlined in Note 7, Borrowings, Driftwood Holdings satisfied the criteria, pursuant to the terms of the 2019 Term Loan, and provided the notice of the delayed draw borrowings to the lender. On July 16, 2019, we received the remaining available borrowings under the 2019 Term Loan in the amount of $15.0 million. The additional borrowings will increase the amount of the Final Payment Fee.

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
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and three related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and certain natural gas production assets collectively as the “Driftwood Project”. We currently estimate the total cost of the Driftwood Project to be approximately $28.7 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. Our Business may be developed in phases.
The proposed Driftwood terminal will have a liquefaction capacity of approximately 27.6 Mtpa and will be situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths. We have entered into four LSTK EPC agreements totaling $15.5 billion with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for construction of the Driftwood terminal.
The proposed Pipeline Network is currently expected to consist of three pipelines, the Driftwood pipeline, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline. The Driftwood pipeline will be a 96-mile large diameter pipeline that will interconnect with 14 existing interstate pipelines throughout southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch, 36-inch and 30-inch diameter pipeline segments and three compressor stations totaling approximately 274,000 horsepower, all as necessary to provide approximately 4 Bcf/d of average daily natural gas transportation service. We estimate construction costs for the Driftwood pipeline of approximately $2.2 billion before owners’ costs, financing costs and contingencies.
The Haynesville Global Access Pipeline is expected to run approximately 200 miles from northern to southwest Louisiana. The Permian Global Access Pipeline is expected to run approximately 625 miles from west Texas to southwest Louisiana. Each of these pipelines is expected to have a diameter of 42 inches and be capable of delivering approximately 2 Bcf/d of natural gas. We currently estimate that construction costs will be approximately $1.4 billion for the Haynesville Global Access Pipeline and approximately $4.2 billion for the Permian Global Access Pipeline, in each case before owners’ costs, financing costs and contingencies. We are also considering the potential development of a fourth pipeline, the Delhi Connector Pipeline, which would run approximately 180 miles from Perryville/Delhi in northeast Louisiana to Lake Charles, Louisiana.
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,233 net acres and 61 producing wells (19 operated) located in the Haynesville Shale trend of north Louisiana. These wells have net current production of approximately 25.7 MMcf/d. As of December 31, 2018, our estimate of net reserves in these properties was approximately 265 Bcfe. We began drilling certain locations on our properties in the fourth quarter of 2018, which were completed during the first half of 2019 using the proceeds from the senior secured term loan obtained in 2018 (the “2018 Term Loan” as described in Note 7, Borrowings, of our Notes to Condensed Consolidated Financial Statements).

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

In connection with the implementation of our Business, we are offering limited partnership interests in a subsidiary, Driftwood Holdings LP (“Driftwood Holdings”), which will own the Driftwood Project. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal. In July 2019, as described below in “Overview of Significant Events”, Total Delaware, Inc. and Total Gas & Power North America, Inc., subsidiaries of TOTAL S.A. (“Total”), entered into a series of definitive agreements with the Company pursuant to which, among other things, Total agreed to become the first partner in Driftwood Holdings. We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings. We also continue to develop our LNG marketing activities as described below in “Overview of Significant Events.”
Overview of Significant Events
Significant Transactions
Common Stock Purchase Agreement. On April 3, 2019, we entered into a Common Stock Purchase Agreement (the “CSPA”) with Total Delaware, Inc., a Delaware corporation and subsidiary of Total, pursuant to which Total agreed to purchase, and the Company agreed to issue and sell in a private placement to Total, approximately 19.9 million shares of our common stock in exchange for a cash purchase price of approximately $10.06 per share, resulting in aggregate gross proceeds of approximately $200.0 million (the “Private Placement”). The closing of the Private Placement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase I” of the Driftwood Project.
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
LNG Marketing.    On April 23, 2019, in furtherance of our strategy of developing our LNG marketing activities, we entered into a master LNG sale and purchase agreement and related confirmation notices (the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we have committed to purchase one cargo of LNG per quarter beginning in June 2020 through October 2022. The quantity of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms. The price for each cargo will be based on the JKM price in effect at the time of each purchase. Refer to “—Driftwood Project” below for additional SPAs executed in conjunction with the development of our business.
Term Loan. On May 23, 2019, Driftwood Holdings entered into a one-year senior secured term loan credit agreement (the “2019 Term Loan”) in the principal amount of $60.0 million. Fees of approximately $2.2 million were capitalized as deferred financing costs. Amounts borrowed under the 2019 Term Loan bear a fixed annual interest rate of 12%, of which 4% Driftwood Holdings may add to the principal as paid-in-kind interest. Furthermore, upon the maturity of the 2019 Term Loan, Driftwood Holdings will incur a final payment fee in the amount of 20% of the principal amount funded less certain deferred financing costs and cash interest paid. In addition, and as discussed in Note 9, Stockholders’ Equity, of our Notes to Condensed Consolidated Financial Statements, the approximately $3.3 million of Warrants have been recognized as an original issue discount related to the 2019 Term Loan. The 2019 Term Loan agreement provides Driftwood Holdings the right to borrow an additional $15.0 million by August 31, 2019, subject to certain criteria being met. Subsequent to June 30, 2019, Driftwood Holdings met the criteria for these additional borrowings, and has drawn the remaining $15.0 million. Refer to Note 15, Subsequent Events, of our Notes to Condensed Consolidated Financial Statements for further details.
Driftwood Project. On July 10, 2019, Driftwood Holdings entered into an equity capital contribution agreement (the “Contribution Agreement”) with Total, whereby Total agreed to make a $500.0 million capital commitment to Driftwood Holdings in exchange for Class A limited partnership interests in Driftwood Holdings. The closing of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase 1” of the Driftwood Project. Subject to the terms and conditions of the Contribution Agreement, upon the occurrence of FID with respect to Phase 1 of the Driftwood Project, Total Gas & Power North America, Inc., an affiliate of Total (“Total Gas & Power”), and Driftwood LNG LLC, a subsidiary of the Company (“Driftwood LNG”), will enter into a sale and purchase agreement (the “LNG SPA”) pursuant to which Total Gas & Power will have the right to purchase from Driftwood LNG approximately 1.0 Mtpa of LNG from the Driftwood terminal.
Also on July 10, 2019, Tellurian Trading UK Ltd, a wholly owned subsidiary of the Company (“Tellurian Trading”), and Total Gas & Power entered into a sale and purchase agreement pursuant to which Total Gas & Power has the right to purchase from Tellurian Trading approximately 1.5 Mtpa of LNG on a free on board basis at prices based on the JKM index price, subject to the terms and conditions of the agreement.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Capital Resources
We are currently funding our operations, development activities and general working capital needs through our cash on hand. We are funding our specific upstream development and drilling activities with the proceeds from the 2018 Term Loan. Our current capital resources consist of approximately $104.0 million of cash and cash equivalents as of June 30, 2019 on a consolidated basis, which are primarily the result of issuances of common stock in 2017 and in the first half of 2018, as well as a result of proceeds received under the 2019 Term Loan, and approximately $18.0 million of non-current restricted cash from the 2018 Term Loan. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Pursuant to the terms of the 2019 Term Loan, we are required to maintain an aggregate $30.0 million balance in accounts constituting collateral. In addition, we also have the right, under the terms of the 2019 Term Loan, to borrow an additional $15.0 million by August 31, 2019, subject to certain criteria being met. Subsequent to June 30, 2019, the criteria for these additional borrowings have been met, and we have drawn the remaining $15.0 million. Refer to Note 15, Subsequent Events, of our Notes to Condensed Consolidated Financial Statements for further details.
Furthermore, and as discussed above in “Overview of Significant Events”, the Company agreed to issue and sell in a private placement to Total, approximately 19.9 million shares of our common stock for approximately $10.06 per share, resulting in aggregate gross proceeds of approximately $200.0 million, which is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase I” of the Driftwood Project.
We also have the ability to raise funds through common or preferred stock issuances, debt financings, an at-the-market equity offering program or sale of assets.
We maintain an at-the-market equity offering program through Credit Suisse Securities (USA) LLC under which we have remaining availability to raise aggregate sales proceeds of up to $189.7 million.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Six Months Ended June 30,

	2019	2018
Cash used in operating activities	$(61,074)	$(52,039)
Cash used in investing activities	(51,656)	(3,434)
Cash provided by financing activities	51,114	124,046

Net (decrease) increase in cash, cash equivalents and restricted cash	(61,616)	68,573
Cash, cash equivalents and restricted cash, beginning of the period	183,589	128,273
Cash, cash equivalents and restricted cash, end of the period	$121,973	$196,846

Net working capital	$15,623	$174,050
Cash used in operating activities for the six months ended June 30, 2019 increased by approximately $9.0 million compared to the same period in 2018 due to an overall increase in disbursements in the normal course of business.
Cash used in investing activities for the six months ended June 30, 2019 increased by approximately $48.2 million compared to the same period in 2018. This increase is predominantly driven by increased natural gas development activities of $31.1 million and payments of $17.6 million related to deferred engineering costs that were settled as a non-cash transaction through the issuance of preferred stock in the prior period. The deferred engineering costs included a partial payment of approximately $5.6 million for the preservation of the manufacturing and supply schedule under the EPC.
Cash provided by financing activities for the six months ended June 30, 2019 decreased by approximately $72.9 million compared to the same period in 2018. This decrease primarily relates to the absence of a public equity offering as well as the exercise of an overallotment of common stock totaling approximately $129.7 million, as discussed in Note 9, Stockholders’ Equity, of our Notes to Condensed Consolidated Financial Statements. This decrease was partially offset by approximately $57.8 million of net proceeds from the 2019 Term Loan.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Borrowings
As of June 30, 2019, we had total indebtedness of approximately $114.2 million, all of which was secured indebtedness. At June 30, 2019, we were in compliance with the covenants under both our 2018 and 2019 senior secured term loan credit agreements. For additional details regarding our borrowing activity, refer to Note 7, Borrowings, and Note 15, Subsequent Events, of our Notes to Condensed Consolidated Financial Statements.
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. We have received all regulatory approvals and plan to commence construction of the Driftwood terminal and Driftwood pipeline in 2019, produce the first LNG in 2023 and achieve full operations in 2026. As a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.
We estimate construction costs of approximately $15.5 billion, or $561 per tonne, for the Driftwood terminal and approximately $2.2 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies. We also are in the preliminary routing stage of developing the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, which combined are estimated to cost approximately $5.6 billion before owners’ costs, financing costs and contingencies. In addition, the natural gas production activities we are pursuing will require considerable capital resources. We anticipate funding our more immediate liquidity requirements relative to the detailed engineering work and other developmental and general and administrative costs through the use of cash from the completed equity issuances discussed above and future issuances of equity or debt securities by us.
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
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$5,333	$813	$10,293	$7,614
Cost of sales	1,240	217	2,353	4,660
Development expenses	18,678	12,895	30,553	21,867
Depreciation, depletion and amortization	4,048	342	6,579	719
General and administrative expenses	23,403	22,208	45,456	40,609
Impairment charge and loss on transfer of assets	—	1,809	—	1,809
Loss from operations	(42,036)	(36,658)	(74,648)	(62,050)
Interest income (expense), net	(3,399)	552	(3,986)	940
Other income, net	4,942	70	4,015	72
Income tax benefit	—	182	—	—
Net loss	$(40,493)	$(35,854)	$(74,619)	$(61,038)
Our consolidated net loss was approximately $40.5 million for the three months ended June 30, 2019, compared to a net loss of approximately $35.9 million during the same period in 2018. This $4.6 million increase in net loss is primarily a result of the following:

•	Cost of sales during the period increased by approximately $1.0 million compared to the same period in 2018 due to an increase in natural gas sales as a result of an increase in production volumes.

•
Development expenses during the period increased by approximately $5.8 million compared to the same period in 2018 as a result of an overall increase in development activities associated with the Driftwood Project.

•	DD&A during the period increased by approximately $3.7 million compared to the same period in 2018 due to the increase in natural gas production as discussed earlier.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

•
The $4.0 million increase in interest expense, net, is primarily attributable to the recognition of interest expenses on the 2018 Term Loan and 2019 Term Loan, which were not in place in the prior period.

The above factors were partially offset by (i) an increase in revenues of approximately $4.5 million due to higher natural gas production volumes that have led to the increase in natural gas sales; and (ii) an increase in other income of approximately $4.9 million predominantly due to the recognition of gains on financial instruments not designated as hedges as outlined in Note 5, Financial Instruments, of our Notes to the Condensed Consolidated Financial Statements.
Our consolidated net loss was approximately $74.6 million for the six months ended June 30, 2019, compared to a net loss of approximately $61.0 million during the same period in 2018. This $13.6 million increase in net loss is primarily a result of the following:

•
Development expenses during the period increased by approximately $8.7 million compared to the same period in 2018 as a result of an overall increase in development activities associated with the Driftwood Project.

•	DD&A during the period increased by approximately $5.9 million compared to the same period in 2018 due to the increase in natural gas production as discussed earlier.

•	General and administrative expenses increased by approximately $4.8 million during the period, due primarily to an increase in employee headcount when compared to the same period in 2018.

•
Interest expense, net, increased by approximately $4.9 million during the period, primarily due to the recognition of interest expenses on the 2018 Term Loan and 2019 Term Loan, which were not in place in the prior period.

The above factors were partially offset by (i) an approximately $2.7 million increase in revenues due to higher natural gas sales and an approximately $2.3 million decrease in cost of sales due to the absence of costs related to LNG marketing transactions; and (ii) an approximately $3.9 million increase in other income due to the recognition of gains on financial instruments not designated as hedges as outlined in Note 5, Financial Instruments, of our Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 1, General, of our Notes to Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except that the trial date, previously set for June 2019, has been changed to February 2020.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On May 23, 2019, in conjunction with the 2019 Term Loan, the Company issued a Common Stock Purchase Warrant to the lender, providing for right to purchase up to 1.5 million shares of our common stock at a purchase price equal to $10.00 per share. The Warrant is immediately exercisable and will expire five years after the issuance date. The Warrant also provides for customary piggyback registration rights. In the Warrant, the lender represents that it is an “accredited investor,” as such term is defined in Regulation D promulgated under the Securities Act. The Company has relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) thereof for purposes of the transaction.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended June 30, 2019.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2019, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended June 30, 2019, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Total Delaware, Inc. and TOTAL S.A. have beneficial ownership of approximately 19% of the outstanding Tellurian common stock. Total Delaware, Inc. has the right to designate for election one member of Tellurian’s board of directors, and Eric Festa is the current Total Delaware, Inc. designee. Total Delaware, Inc. will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 20, 2019, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2018 (the “Total 2018 Annual Report”) regarding activities during 2018 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 8, 2019 and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the Total 2018 Annual Report.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1*	Common Stock Purchase Warrant, dated as of May 23, 2019, issued to Nineteen77 Capital Solutions A LP
10.1
Common Stock Purchase Agreement, dated as of April 3, 2019, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.2
Voting Agreement, dated as of April 3, 2019, by and between Tellurian Inc., Total Delaware, Inc., Charif Souki, the Souki 2016 Family Trust, and Martin Houston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.3
Voting Agreement, dated as of April 3, 2019, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.4*
Amendment No. 2 to Credit Agreement, dated as of May 6, 2019, by and among Tellurian Production Holdings LLC, as borrower, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent

10.5*
Credit and Guaranty Agreement, dated as of May 23, 2019, by and among Driftwood Holdings LLC, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent

10.6*
Amendment No. 3 to Credit Agreement, dated as of June 28, 2019, by and among Tellurian Production Holdings LLC, as borrower, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent

10.7††*	Equity Capital Contribution Agreement, dated as of July 10, 2019, by and between Driftwood Holdings LP and TOTAL Delaware, Inc.
10.8††*	LNG Sale and Purchase Agreement, dated as of July 10, 2019, by and between Tellurian Trading UK Ltd and Total Gas & Power North America, Inc.
10.9†*	Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††
Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	August 7, 2019	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	August 7, 2019	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.