Form 10-Q
period 2019-09-30
TELLURIAN INC. /DE/
filed 2019-11-06
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes ☐ No ☒
As of October 25, 2019, there were 242,207,522 shares of common stock, $0.01 par value, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$91,057	$133,714
Accounts receivable	4,872	1,498
Accounts receivable due from related parties	1,316	1,316
Prepaid expenses and other current assets	13,698	3,906
Total current assets	110,943	140,434
Property, plant and equipment, net	145,714	130,580
Deferred engineering costs	96,497	69,000
Non-current restricted cash	4,300	49,875
Other non-current assets	36,653	18,659
Total assets	$394,107	$408,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,334	$11,597
Accrued and other liabilities	33,334	41,173
Senior secured term loan	75,322	—
Total current liabilities	115,990	52,770
Long-term liabilities:
Senior secured term loan	57,853	57,048
Other non-current liabilities	17,312	796
Total long-term liabilities	75,165	57,844

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 400,000,000 authorized: 242,214,647 and 240,655,607 shares outstanding, respectively	2,210	2,195
Additional paid-in capital	768,766	749,537
Accumulated deficit	(568,085)	(453,859)
Total stockholders’ equity	202,952	297,934
Total liabilities and stockholders’ equity	$394,107	$408,548

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Natural gas revenue	$9,344	$799	$19,637	$2,551
LNG sales	—	—	—	2,689
Other LNG revenue	—	—	—	3,174
Total revenue	9,344	799	19,637	8,414

Operating costs and expenses
Cost of sales	2,241	723	4,594	5,383
Development expenses	15,685	11,004	46,238	32,871
Depreciation, depletion and amortization	7,409	315	13,988	1,034
General and administrative expenses	22,369	20,437	67,825	61,046
Impairment charge and loss on transfer of assets	—	2,704	—	4,513
Total operating costs and expenses	47,704	35,183	132,645	104,847
Loss from operations	(38,360)	(34,384)	(113,008)	(96,433)
Interest income (expense), net	(6,079)	924	(10,065)	1,863
Other income, net	4,832	79	8,847	151
Loss before income taxes	(39,607)	(33,381)	(114,226)	(94,419)
Income tax benefit	—	190	—	190
Net loss	$(39,607)	$(33,191)	$(114,226)	$(94,229)
Net loss per common share:(1)
Basic and diluted	$(0.18)	$(0.15)	$(0.52)	$(0.45)
Weighted-average shares outstanding:
Basic and diluted	218,780	217,380	218,457	209,607

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2019	$61	$2,195	$749,537	$(453,859)	$297,934
Share-based compensation (1)	—	15	15,222	—	15,237
Share-based payments	—	—	707	—	707
Issuance of common stock purchase warrant	—	—	3,300	—	3,300
Net loss	—	—	—	(114,226)	(114,226)
BALANCE AT SEPTEMBER 30, 2019	$61	$2,210	$768,766	$(568,085)	$202,952

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JULY 1, 2019	$61	$2,210	$767,863	$(528,478)	$241,656
Share-based compensation	—	—	741	—	741
Share-based payments	—	—	162	—	162
Net loss	—	—	—	(39,607)	(39,607)
BALANCE AT SEPTEMBER 30, 2019	$61	$2,210	$768,766	$(568,085)	$202,952

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2018	$—	$2,043	$549,958	$(328,114)	$223,887
Issuance of common stock	—	135	129,575	—	129,710
Issuance of Series C preferred stock	58	—	47,458	—	47,516
Share-based compensation (2)	—	15	18,254	—	18,269
Net loss	—	—	—	(94,229)	(94,229)
BALANCE AT SEPTEMBER 30, 2018	$58	$2,193	$745,245	$(422,343)	$325,153

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JULY 1, 2018	$43	$2,193	$731,970	$(389,152)	$345,054
Issuance of Series C preferred stock	15	—	12,435	—	12,450
Share-based compensation	—	—	840	—	840
Net loss	—	—	—	(33,191)	(33,191)
BALANCE AT SEPTEMBER 30, 2018	$58	$2,193	$745,245	$(422,343)	$325,153

(1) Includes settlement of 2018 bonus that was accrued for in 2018.
(2) Includes settlement of 2017 bonus that was accrued for in 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(114,226)	$(94,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	13,988	1,034
Amortization of debt issuance costs, discounts and fees	6,674	—
Share-based compensation	3,526	3,279
Share-based payments	707	—
Impairment charge and loss on transfer of assets	—	4,513
Gain on sale of assets	(2,831)	—
Gain on financial instruments not designated as hedges	(3,497)	—
Other	(1,538)	—
Net changes in working capital (Note 15)	10,516	10,591
Net cash used in operating activities	(86,681)	(74,812)

Cash flows from investing activities:
Acquisition and development of natural gas properties	(45,046)	(255)
Proceeds from sale of assets	6,156	167
Deferred engineering costs	(25,997)	—
Purchase of property - land (Note 15)	(180)	—
Purchase of property, plant and equipment	(2,552)	(4,814)
Net cash used in investing activities	(67,619)	(4,902)

Cash flows from financing activities:
Proceeds from borrowing under term loan	75,000	59,400
Payments of term loan financing costs	(2,246)	(2,179)
Proceeds from issuance of common stock	—	133,800
Tax payments for net share settlement of equity awards (Note 15)	(6,686)	(5,733)
Equity offering costs	—	(4,090)
Net cash provided by financing activities	66,068	181,198

Net (decrease) increase in cash, cash equivalents and restricted cash	(88,232)	101,484
Cash, cash equivalents and restricted cash, beginning of period	183,589	128,273
Cash, cash equivalents and restricted cash, end of period	$95,357	$229,757
Supplementary disclosure of cash flow information:
Interest paid	$5,479	$—

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
Nature of Operations
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian is developing a portfolio of natural gas production, LNG marketing, and infrastructure assets, including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana. Tellurian intends to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, both of which are currently in the early stages of development. The Driftwood terminal, the Pipeline Network and certain natural gas production assets are collectively referred to as the “Driftwood Project”.
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
New Accounting Standards Issued and Adopted
We adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, utilizing the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustment to prior periods. In addition, we elected the transition package of practical expedients upon adoption which, among other things, allowed us not to reassess the historical lease classification. For additional details, refer to Note 14, Leases.
New Accounting Standards Issued But Not Yet Adopted
ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), establishes the current expected credit loss model, a new impairment model for certain financial instruments based on expected rather than incurred losses. This ASU will be effective for annual reporting periods beginning after December 15, 2019, as well as interim periods included therein. We continue to evaluate the provisions of this ASU. However, based on our preliminary analysis, we do not believe it will have a material impact on our financial statements.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$1,093	$2,279
Deposits	498	1,336
Future proceeds from sale of Magellan Petroleum UK (Note 3)	4,969	—
Tradable equity securities (Note 3)	3,731	—
Derivative asset, current (Note 6)	3,209	—
Other current assets	198	291
Total prepaid expenses and other current assets	$13,698	$3,906

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and oil and natural gas properties, as shown below (in thousands):

	September 30, 2019	December 31, 2018
Land	$13,808	$13,276
Proved properties	141,898	101,459
Unproved properties	—	10,204
Wells in progress	324	4,660
Corporate and other	5,285	2,905
Total property, plant and equipment at cost	161,315	132,504
Accumulated DD&A	(15,601)	(1,924)
Total property, plant and equipment, net	$145,714	$130,580

Land
We own land in Louisiana for the purpose of constructing the Driftwood Project.
Proved Properties
We own producing and non-producing acreage in northern Louisiana.
Unproved Properties
On September 10, 2019 (the “Sale Closing Date”), we sold our wholly owned subsidiary, Magellan Petroleum (UK) Investments Holdings Limited (“Magellan Petroleum UK”), to a third party for approximately $14.8 million. The assets and liabilities of Magellan Petroleum UK consisted predominantly of our non-operated interests in the Weald Basin, United Kingdom. On the Sale Closing Date, we received $6.2 million in cash and the equivalent of $3.7 million in the purchaser’s publicly traded equity securities (“Tradable Equity Securities”), which have been measured at fair value and represent a Level 1 instrument in the fair value hierarchy. The remaining consideration of approximately $4.9 million (the “Future Proceeds”) will be received as follows:

	Amount	Due Date
December future proceeds	$3,705	On or before December 31, 2019
March future proceeds	1,235	On or before March 31, 2020
Total remaining consideration	$4,940

The sale of Magellan Petroleum UK generated an overall gain of approximately $4.2 million, of which approximately $2.8 million has been recognized in the current period as Other income, net in our Condensed Consolidated Statements of Operations.
NOTE 4 — DEFERRED ENGINEERING COSTS
As of September 30, 2019, the deferred engineering balance of approximately $96.5 million represents detailed engineering services related to the planned construction of the Driftwood terminal. This balance will be transferred to construction in progress upon reaching FID.
NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Land lease and purchase options	$4,822	$4,115
Permitting costs	12,838	12,585
Right of use asset - leases (Note 14)	16,381	—
Other	2,612	1,959
Total other non-current assets	$36,653	$18,659

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Land Lease and Purchase Options
We hold lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage that provide for four or five-year terms. Upon exercise of the Options, the leases are subject to maximum terms of 60 years, inclusive of various renewals which are at our sole discretion. Costs of the Options will be amortized over the life of the lease once obtained, or capitalized into the land if purchased.
Permitting Costs
Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2017 and 2018. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which require us to mitigate the impact to Louisiana wetlands caused by the construction of the Driftwood Project. In May 2019, we received the USACE permit. The permitting costs will be transferred to construction in progress upon reaching FID.
NOTE 6 — FINANCIAL INSTRUMENTS
As discussed in Note 8, Borrowings, as part of entering into the senior secured term loan credit agreement in 2018, we are required to enter into and maintain certain hedging transactions. As a result, we use derivative financial instruments, namely over the counter (“OTC”) commodity swap instruments (“commodity swaps”), to maintain compliance with this covenant. We do not hold or issue derivative financial instruments for trading purposes.
Commodity swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity, and include basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices, as required by the negative covenant of the senior secured term loan credit agreement. The fair value of our commodity swaps is classified as Level 2 in the fair value hierarchy and is based on standard industry income approach models that use significant observable inputs, including but not limited to New York Mercantile Exchange (NYMEX) natural gas forward curves and basis forward curves, all of which are validated against external sources at least monthly.
The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. These derivative instruments are reported as either current or non-current assets or current or non-current liabilities, based on their maturity dates. The Company can net settle its derivative instruments at any time. As of September 30, 2019, we had a current asset of $3.2 million, net, with respect to the fair value of the current portion of our commodity swaps. In addition, as of September 30, 2019, we had a non-current asset of $0.4 million, net, with respect to the fair value of the non-current portion of our commodity swaps. The current and the non-current asset are classified within Prepaid expenses and other current assets and Other non-current assets, respectively, on the Condensed Consolidated Balance Sheets. Gross current asset and current liability amounts are $3.2 million and $0.0 million, respectively. Gross non-current asset and non-current liability amounts are $0.7 million and $0.3 million, respectively.
We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, we recognized a realized gain of $2.0 million and $2.5 million, respectively, and an unrealized gain of $0.0 million and $3.5 million, respectively, related to the changes in fair value of the commodity swaps in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of commodity derivative instruments are reported as a component of cash flows from operations in the Condensed Consolidated Statements of Cash Flows.
With respect to the commodity swaps, the Company hedged portions of expected sales of equity production and portions of its basis exposure to cover approximately 12.2 Bcf and 12.2 Bcf of natural gas, respectively, as of September 30, 2019. The open positions at September 30, 2019 had maturities extending through September 2021. For additional details, refer to Note 8, Borrowings.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 7 — ACCRUED AND OTHER LIABILITIES
The components of accrued and other liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Project development activities	$3,745	$8,879
Payroll and compensation	19,492	23,286
Accrued taxes	1,026	2,507
Professional services (e.g., legal, audit)	3,300	2,423
Lease liability - current (Note 14)	2,217	—
Other	3,554	4,078
Total accrued and other liabilities	$33,334	$41,173

NOTE 8 — BORROWINGS

		September 30, 2019		December 31, 2018
	Maturity	Interest Rate	Amount	Interest Rate	Amount
2019 Term Loan	May 2020 (1)	12% (2)	$86,508	—	$—
2018 Term Loan	September 2021	5%-8% + LIBOR (3)	60,000	5%-8% + LIBOR (3)	60,000
Unamortized deferred financing costs, discounts and fees			(13,333)		(2,952)
Total borrowings			$133,175		$57,048
(1) Subject to two six-month extensions if specific criteria are met.
(2) Of this amount, we may defer up to 4% each quarter as paid-in-kind interest.
(3) The applicable margin is 5% through the end of the first year from September 28, 2018 (the “Closing Date”), 7% through the end of the second year following the Closing Date and 8% thereafter.
As of September 30, 2019, the Company is in compliance with all covenants under its two credit agreements. Refer to Note 6, Financial Instruments, for details of hedging transactions, as of and for the period ended September 30, 2019, entered into as required by the 2018 Term Loan described below.
Short-term Borrowings — 2019 Term Loan
On May 23, 2019, Driftwood Holdings LP , a wholly owned subsidiary of the Company (“Driftwood Holdings”), entered into a senior secured term loan agreement (the “2019 Term Loan) to borrow an aggregate principal amount of $60.0 million. Fees associated with entering into the 2019 Term Loan of approximately $2.2 million have been capitalized as deferred financing costs.
The 2019 Term Loan agreement provided Driftwood Holdings the right to borrow an additional $15.0 million by August 31, 2019, subject to certain criteria. On July 11, 2019, all of the criteria were met and on July 16, 2019, Driftwood Holdings received these funds.
Borrowings under the 2019 Term Loan bear a fixed annual interest rate of 12%, of which 4% Driftwood Holdings may add to the outstanding principal as paid-in-kind interest at the end of each reporting period. This election was made in both June and September of 2019, which resulted in adding approximately $1.0 million to the outstanding principal of the 2019 Term Loan. The 2019 Term Loan can be terminated prior to maturity, only in full, without an early termination penalty.
Upon maturity or early repayment of the 2019 Term Loan, Driftwood Holdings will also pay a final fee that is equal to 20% of the principal amount borrowed less financing costs and cash interest paid (the “Final Payment Fee”) to the lender. As of September 30, 2019, approximately $7.9 million related to the Final Payment Fee have been recognized as a discount to the 2019 Term Loan within our Condensed Consolidated Balance Sheets.
Borrowings under the 2019 Term Loan are guaranteed by Tellurian Inc. and certain of its subsidiaries and are secured by substantially all of the assets of Tellurian Inc. and certain of its subsidiaries, other than Tellurian Production Holdings LLC and its subsidiaries, under one or more security agreements and pledge agreements.
In conjunction with the 2019 Term Loan, the Company issued a Common Stock Purchase Warrant (the “Warrant”) to the lender. The fair value of the Warrant of approximately $3.3 million has been recognized as an original issue discount to the 2019 Term Loan. Refer to Note 10, Stockholders’ Equity, for further details.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Long-term Borrowings — 2018 Term Loan
On September 28, 2018 (the “Closing Date”), Tellurian Production Holdings LLC (“Production Holdings”), our wholly owned subsidiary, entered into a three-year senior secured term loan credit agreement (the “2018 Term Loan”) in an aggregate principal amount of $60.0 million.
Our use of proceeds from the 2018 Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and is presented within Non-current restricted cash on our Condensed Consolidated Balance Sheets. At September 30, 2019, unused proceeds from the 2018 Term Loan totaled $4.3 million and were classified as Non-current restricted cash.
We have the right, but not the obligation, to make voluntary principal payments starting six months following the Closing Date in a minimum amount of $5 million or any integral multiples of $1 million in excess thereof. If no voluntary principal payments are made, the principal amount, together with any accrued interest, is payable at the maturity date of September 28, 2021.
The 2018 Term Loan can be terminated without penalty, with an early termination payment equal to the outstanding principal plus accrued interest.
Amounts borrowed under the 2018 Term Loan are guaranteed by Tellurian Inc. and each of Production Holdings’ subsidiaries. The 2018 Term Loan is collateralized by a first priority lien on all assets of Production Holdings and its subsidiaries, including domestic properties described in Note 3, Property, Plant and Equipment.
Fair Value
As of September 30, 2019, the outstanding principal of the 2018 Term Loan approximated fair value as the interest rate for the 2018 Term Loan was reflective of market rates. As of September 30, 2019, the fair value of the 2019 Term Loan, on a discounted cash flow basis, was approximately $81.5 million as the 2019 Term Loan effective interest rate was higher than current market levels after giving effect to the Final Payment Fee. Both the 2018 Term Loan and the 2019 Term Loan represent Level 3 instruments in the fair value hierarchy.
NOTE 9 — COMMITTMENTS AND CONTINGENCIES
On April 23, 2019, we entered into a master LNG sale and purchase agreement and related confirmation notices (collectively, the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we committed to purchase one cargo of LNG per quarter beginning in June 2020 through October 2022. The volume of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms. The price of each cargo will be based on the JKM price in effect at the time of each purchase.
NOTE 10 — STOCKHOLDERS' EQUITY
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq through Credit Suisse Securities (USA) LLC acting as sales agent. We have remaining availability under the at-the-market program to raise aggregate sales proceeds of up to $189.7 million.
Common Stock Purchase Warrant
As discussed in Note 8, Borrowings, on May 23, 2019 (the “Issuance Date”), in conjunction with the 2019 Term Loan, the Company issued the Warrant providing the lender with the right to purchase up to 1.5 million shares of our common stock at $10.00 per share. The Warrant is immediately exercisable and will expire five years after the Issuance Date. The Warrant was valued using a Black-Scholes option pricing model that resulted in a relative fair value of approximately $3.3 million on the Issuance Date and is not subject to subsequent remeasurement. The Warrant has been classified as equity and is recognized within Additional paid-in capital within our Condensed Consolidated Balance Sheets.
Preferred Stock
In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel Oil, Gas and Chemicals, Inc., a Delaware corporation (“Bechtel”), pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”). In exchange for the Preferred Stock, Bechtel provided $50.0 million in detailed engineering services for the Driftwood Project. See Note 4, Deferred Engineering Costs, for further information regarding the costs associated with the detailed engineering services.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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
NOTE 11 — REVENUE
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
Purchases and sales of LNG inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in LNG sales on the Condensed Consolidated Statements of Operations. For such LNG sales, we require payment within 10 days from delivery. Other LNG revenue represents revenue earned from sub-charter agreements and is accounted for outside of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
In our judgment, the performance obligations for the sale of natural gas and LNG are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas or LNG is delivered to the designated sales point. We exclude all taxes from the measurement of transaction price.
Because our performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, we have recognized amounts due from contracts with customers of $4.2 million and $0.5 million as Accounts receivable within the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018, respectively.
NOTE 12 — SHARE-BASED COMPENSATION
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock, or a combination thereof. As of September 30, 2019, there was no Restricted Stock that would be required to be settled in cash.
As of September 30, 2019, we had granted approximately 24.7 million shares of performance-based Restricted Stock, of which approximately 19.7 million shares will vest entirely based upon FID, as defined in the award agreements, and approximately 4.3 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.7 million shares, will vest based on other criteria. As of September 30, 2019, no expense had been recognized in connection with performance-based Restricted Stock.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended September 30, 2019, the recognized share-based compensation expense related to all share-based awards totaled approximately $0.7 million and $3.5 million, respectively. As of September 30, 2019, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $196.8 million. Further, the approximately 24.7 million shares of performance-based Restricted Stock and approximately 2.0 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2019 and December 31, 2018. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and nine months ended September 30, 2019.
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
NOTE 14 — LEASES
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
We are a lessee of office space. Certain of our leases include one or more options to renew, with renewal terms that can extend the lease term from five to 10 years. The exercise of lease renewal options is at our sole discretion, and, as we are not reasonably certain that those options will be exercised, none are recognized as part of our right to use asset and lease liability. All of our leases are classified as operating. As of September 30, 2019, our weighted-average remaining lease term is approximately six years.
As at September 30, 2019, our right of use asset and lease liability is as follows (in thousands):

Lease	Presentation	September 30, 2019
Right of use asset	Other non-current assets	16,381
Total lease asset		$16,381
Lease liability - current	Accrued and other liabilities	2,217
Lease liability - non-current	Other non-current liabilities	16,266
Total lease liability		$18,483

For the three and nine months ended September 30, 2019 and 2018, our operating lease costs related to our office space were $0.9 million and $0.8 million, respectively, and $2.7 million and $2.1 million, respectively. As none of our leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at September 30, 2019, was approximately 8%.
For the three and nine months ended September 30, 2019, we paid approximately $0.9 million and $2.3 million, respectively, in cash for amounts included in the measurement of lease liabilities, all of which are presented within operating cash flows. In addition, a lease liability arising from obtaining a right of use asset is treated as a non-cash item in our Condensed Consolidated Statements of Cash Flows. The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as at September 30, 2019 (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Maturity of lease liability
2019	$900
2020	3,626
2021	3,491
2022	3,793
2023	4,059
After 2023	8,061
Total lease payments	$23,930
Less: discount	5,447
Present value of lease liability	$18,483

At December 31, 2018, future undiscounted minimum rental payments due under noncancelable operating lease agreements pursuant to ASC Topic 840 were:

2019	$3,126
2020	3,510
2021	3,440
2022	3,718
2023	3,993
Thereafter	8,061
Total	$25,848

NOTE 15 — ADDITIONAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

	Nine Months Ended September 30,
	2019	2018
Accounts receivable	$(3,374)	$99
Accounts receivable due from related parties	—	62
Prepaid expenses and other current assets	1,653	1,036
Accounts payable and accrued liabilities	14,187	13,548
Other, net	(1,950)	(4,154)
Net changes in working capital	$10,516	$10,591

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Non-cash accruals of property, plant and equipment and other non-current assets	$7,875	$3,529
Accrued term loan issuance costs	—	441
2019 Term Loan paid-in-kind election	996	—
Future proceeds from sale of Magellan Petroleum UK	4,940	—
Tradable equity securities	3,705	—
Non-cash settlement of withholding taxes associated with the 2018 and 2017 bonus paid and vesting of certain awards, respectively	6,686	5,733
Non-cash settlement of the 2018 and 2017 bonus paid, respectively	18,396	15,202

The statement of cash flows for the nine months ended September 30, 2019 reflects a $0.4 million non-cash movement for funds deposited in escrow in December 2018 that were cleared in March 2019 for the purchase of land.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$91,057	$172,317
Non-current restricted cash	4,300	57,440
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$95,357	$229,757

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
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,260 net acres and 66 producing wells (21 operated) located in the Haynesville Shale trend of northern Louisiana. These wells have net current production of approximately 34.2 MMcf/d. As of December 31, 2018, our estimate of net reserves in these properties was approximately 265 Bcfe. We began drilling certain locations on our properties in the fourth quarter of 2018, which were completed during the first half of 2019 using the proceeds from the senior secured term loan obtained in 2018 (the “2018 Term Loan” as described in Note 8, Borrowings, of our Notes to Condensed Consolidated Financial Statements).

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

In connection with the implementation of our Business, we are offering limited partnership interests in a subsidiary, Driftwood Holdings LP (“Driftwood Holdings”), which will own the Driftwood Project. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal. In July 2019, as described below in “Overview of Significant Events”, Total Delaware, Inc. (“Total”) and Total Gas & Power North America, Inc. (“Total Gas & Power”), subsidiaries of TOTAL S.A., entered into a series of definitive agreements with the Company pursuant to which, among other things, Total agreed to become the first partner in Driftwood Holdings. We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings. We also continue to develop our LNG marketing activities as described below in “Overview of Significant Events.”
Overview of Significant Events
Significant Transactions
Common Stock Purchase Agreement. On April 3, 2019, we entered into a Common Stock Purchase Agreement (the “CSPA”) with Total, pursuant to which Total agreed to purchase, and the Company agreed to issue and sell in a private placement to Total, approximately 19.9 million shares of our common stock in exchange for a cash purchase price of approximately $10.06 per share, which will generate aggregate gross proceeds of approximately $200.0 million (the “Private Placement”). The closing of the Private Placement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase I” of the Driftwood Project.
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
LNG Marketing.    On April 23, 2019, in furtherance of our strategy of developing our LNG marketing activities, we entered into a master LNG sale and purchase agreement and related confirmation notices (collectively, the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we have committed to purchase one cargo of LNG per quarter beginning in June 2020 through October 2022. The quantity of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms. The price for each cargo will be based on the JKM price in effect at the time of each purchase. Refer to “—Driftwood Project” below for additional SPAs executed in conjunction with the development of our business.
Term Loan. On May 23, 2019, Driftwood Holdings entered into a one-year senior secured term loan credit agreement (the “2019 Term Loan”) in the principal amount of $60.0 million. Fees of approximately $2.2 million were capitalized as deferred financing costs. The 2019 Term Loan agreement provided Driftwood Holdings the right to borrow an additional $15.0 million by August 31, 2019, subject to certain criteria being met. On July 11, 2019, all of the criteria were met and on July 16, 2019, Driftwood Holdings received these funds. Amounts borrowed under the 2019 Term Loan bear a fixed annual interest rate of 12%, of which 4% Driftwood Holdings may add to the principal as paid-in-kind interest. Furthermore, upon the maturity of the 2019 Term Loan, Driftwood Holdings will incur a final payment fee equal to 20% of the principal amount funded less certain deferred financing costs and cash interest paid. In conjunction with the 2019 Term Loan, the Company issued a Common Stock Purchase Warrant (the “Warrant”) to the lender. As discussed in Note 10, Stockholders’ Equity, of our Notes to Condensed Consolidated Financial Statements, the estimated fair value of the Warrant of approximately $3.3 million has been recognized as an original issue discount related to the 2019 Term Loan.
Driftwood Project. On July 10, 2019, Driftwood Holdings entered into an equity capital contribution agreement (the “Contribution Agreement”) with Total, whereby Total agreed to make a $500.0 million capital commitment to Driftwood Holdings in exchange for Class A limited partnership interests in Driftwood Holdings. The closing of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase 1” of the Driftwood Project. Subject to the terms and conditions of the Contribution Agreement, upon the occurrence of FID with respect to Phase 1 of the Driftwood Project, Total Gas & Power and Driftwood LNG LLC, a subsidiary of the Company (“Driftwood LNG”), will enter into a sale and purchase agreement (the “LNG SPA”) pursuant to which Total Gas & Power will have the right to purchase from Driftwood LNG approximately 1.0 Mtpa of LNG from the Driftwood terminal.
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

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Capital Resources
We are currently funding our operations, development activities and general working capital needs through our cash on hand. Pursuant to the 2018 Term Loan, we are funding our specific upstream development and drilling activities with the proceeds from the 2018 Term Loan and approximately $15.4 million of cash and cash equivalents as of September 30, 2019, maintained at a wholly-owned subsidiary of Tellurian Production Holdings LLC. Our current capital resources consist of approximately $91.1 million of cash and cash equivalents as of September 30, 2019 on a consolidated basis, which are primarily the result of issuances of common stock in 2017 and in the first half of 2018, proceeds received under the 2019 Term Loan and from the sale of Magellan Petroleum UK, approximately $3.7 million in Tradable equity securities also received from the sale of Magellan Petroleum UK and approximately $4.3 million of non-current restricted cash from the 2018 Term Loan. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Pursuant to the terms of the 2019 Term Loan, we are required to maintain an aggregate $30.0 million balance in accounts constituting collateral. Furthermore, and as discussed above in “Overview of Significant Events”, the Company agreed to issue and sell in a private placement to Total approximately 19.9 million shares of our common stock for approximately $10.06 per share, resulting in aggregate gross proceeds of approximately $200.0 million, which is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase I” of the Driftwood Project.
We also have the ability to raise funds through common or preferred stock issuances, debt financings, an at-the-market equity offering program or the sale of assets. We maintain an at-the-market equity offering program through Credit Suisse Securities (USA) LLC under which we have remaining availability to raise aggregate sales proceeds of up to $189.7 million.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Nine Months Ended September 30,

	2019	2018
Cash used in operating activities	$(86,681)	$(74,812)
Cash used in investing activities	(67,619)	(4,902)
Cash provided by financing activities	66,068	181,198

Net (decrease) increase in cash, cash equivalents and restricted cash	(88,232)	101,484
Cash, cash equivalents and restricted cash, beginning of the period	183,589	128,273
Cash, cash equivalents and restricted cash, end of the period	$95,357	$229,757

Net working capital	$(5,047)	$138,205
Cash used in operating activities for the nine months ended September 30, 2019 increased by approximately $11.9 million compared to the same period in 2018 due to an overall increase in disbursements in the normal course of business.
Cash used in investing activities for the nine months ended September 30, 2019 increased by approximately $62.7 million compared to the same period in 2018. This increase is predominantly driven by increased natural gas development activities of $44.8 million and payments of $26.0 million related to deferred engineering costs that were settled as a non-cash transaction through the issuance of preferred stock in the prior period. The deferred engineering costs included a partial payment of approximately $10.0 million for the preservation of the manufacturing and supply schedule under the EPC. This increase was partially offset by approximately $6.2 million of cash consideration received in connection with the sale of Magellan Petroleum UK, as discussed in Note 3, Property, Plant and Equipment, of our Notes to Condensed Consolidated Financial Statements.
Cash provided by financing activities for the nine months ended September 30, 2019 decreased by approximately $115.1 million compared to the same period in 2018. This decrease primarily relates to the absence of a public equity offering, including the exercise of an overallotment option, totaling approximately $129.7 million, as discussed in Note 10, Stockholders’ Equity, of our Notes to Condensed Consolidated Financial Statements. This decrease was partially offset by approximately $15.5 million of net proceeds from the 2019 Term Loan relative to the net proceeds from the 2018 Term Loan in the same period in 2018.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Borrowings
As of September 30, 2019, we had total indebtedness of approximately $133.2 million, all of which was secured indebtedness. At September 30, 2019, we were in compliance with the covenants under both our 2018 and 2019 senior secured term loan credit agreements. For additional details regarding our borrowing activity, refer to Note 8, Borrowings, of our Notes to Condensed Consolidated Financial Statements.
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. We have received all regulatory approvals and plan to commence construction of the Driftwood terminal and Driftwood pipeline in 2020, produce the first LNG in 2023 and achieve full operations in 2026. As a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.
We estimate construction costs of approximately $15.5 billion, or $561 per tonne, for the Driftwood terminal and approximately $2.2 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies. We also are in the preliminary routing stage of developing the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, which combined are estimated to cost approximately $5.6 billion before owners’ costs, financing costs and contingencies. In addition, the natural gas production activities we are pursuing will require considerable capital resources. We anticipate funding our more immediate liquidity requirements relative to the detailed engineering work and other developmental and general and administrative costs through the use of cash from the completed equity issuances and the 2019 Term Loan discussed above and future issuances of equity or debt securities by us.
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
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$9,344	$799	$19,637	$8,414
Cost of sales	2,241	723	4,594	5,383
Development expenses	15,685	11,004	46,238	32,871
Depreciation, depletion and amortization	7,409	315	13,988	1,034
General and administrative expenses	22,369	20,437	67,825	61,046
Impairment charge and loss on transfer of assets	—	2,704	—	4,513
Loss from operations	(38,360)	(34,384)	(113,008)	(96,433)
Interest income (expense), net	(6,079)	924	(10,065)	1,863
Other income, net	4,832	79	8,847	151
Income tax benefit	—	190	—	190
Net loss	$(39,607)	$(33,191)	$(114,226)	$(94,229)
Our consolidated net loss was approximately $39.6 million for the three months ended September 30, 2019, compared to a net loss of approximately $33.2 million during the same period in 2018. This $6.4 million increase in net loss is primarily a result of the following:

•	Cost of sales during the period increased by approximately $1.5 million compared to the same period in 2018 due to an increase in natural gas sales as a result of an increase in production volumes.

•
Development expenses during the period increased by approximately $4.7 million compared to the same period in 2018 as a result of an overall increase in development activities associated with the Driftwood Project.

•	DD&A during the period increased by approximately $7.1 million compared to the same period in 2018 due to the increase in natural gas production as discussed earlier.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

•	General and administrative expenses increased by approximately $1.9 million during the period due primarily to an increase in employee headcount when compared to the same period in 2018.

•
The $7.0 million increase in interest expense, net, is primarily attributable to (i) the recognition of interest expenses on the 2018 Term Loan, which was only partially present in the prior period, and (ii) the 2019 Term Loan, which was not in place in the prior period.

The above factors were partially offset by (i) an increase in revenues of approximately $8.5 million due to higher natural gas production volumes that have led to the increase in natural gas sales; (ii) the absence of an impairment charge and loss on transfer of assets of approximately $2.7 million in the prior period; and (iii) an increase in other income of approximately $4.8 million predominantly due to (a) the recognition of approximately $2.8 million of gain on the sale of Magellan Petroleum UK, and (b) the approximately $2.0 million of gains on financial instruments not designated as hedges, each as outlined in Note 3, Property, Plant and Equipment, and Note 6, Financial Instruments, respectively, of our Notes to the Condensed Consolidated Financial Statements.
Our consolidated net loss was approximately $114.2 million for the nine months ended September 30, 2019, compared to a net loss of approximately $94.2 million during the same period in 2018. This $20.0 million increase in net loss is primarily a result of the following:

•
Development expenses during the period increased by approximately $13.4 million compared to the same period in 2018 as a result of an overall increase in development activities associated with the Driftwood Project.

•	DD&A during the period increased by approximately $13.0 million compared to the same period in 2018 due to the increase in natural gas production as discussed earlier.

•	General and administrative expenses increased by approximately $6.8 million during the period, due primarily to an increase in employee headcount when compared to the same period in 2018.

•
Interest expense, net, increased by approximately $11.9 million during the period primarily due to (i) the recognition of interest expenses on the 2018 Term Loan, which was only partially present in the prior period, and (ii) the 2019 Term Loan, which was not in place in the prior period.

The above factors were partially offset by (i) an approximately $11.2 million increase in revenues due to higher natural gas sales and an approximately $0.8 million decrease in cost of sales due to the absence of costs related to LNG marketing transactions; (ii) the absence of an impairment charge and loss on transfer of assets of approximately $4.5 million in the prior period; and (iii) an increase in other income of approximately $8.7 million predominantly due to (a) the recognition of approximately $2.8 million of gain on the sale of Magellan Petroleum UK and (b) the approximately $6.0 million of gains on financial instruments not designated as hedges, each as outlined in Note 3, Property, Plant and Equipment, and Note 6, Financial Instruments, respectively, of our Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 1, General, of our Notes to Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended September 30, 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended September 30, 2019.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2019, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended September 30, 2019, we did not engage in any transactions with Iran or with persons or entities related to Iran.
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
10.1††
Equity Capital Contribution Agreement, dated as of July 10, 2019, by and between Driftwood Holdings LP and TOTAL Delaware, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.2††
LNG Sale and Purchase Agreement, dated as of July 10, 2019, by and between Tellurian Trading UK Ltd and Total Gas & Power North America, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.3††*
Change Order CO-002, dated as of July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.4††*
Change Order CO-003, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.5††*
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.6*
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.7*
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.8†*	Form of Indemnification Agreement (Officers)
10.9†*	Form of Indemnification Agreement (Directors)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

TELLURIAN INC.

Date:	November 6, 2019	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	November 6, 2019	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.