Form 10-K
period 2019-12-31
TELLURIAN INC. /DE/
filed 2020-02-24
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $736,016 thousand, based on the per share closing sale price of $7.85 on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, as well as certain stockholders, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
244,301,126 shares of common stock were issued and outstanding as of February 14, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after December 31, 2019, are incorporated by reference in Part III of this annual report on Form 10-K.

Tellurian Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019

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
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas and LNG;

•	risks related to shortages of LNG vessels worldwide;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident involving an LNG carrier;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	governmental interventions in the LNG industry, including increases in barriers to international trade;

•	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	our ability to maintain compliance with our senior secured term loans and other agreements;

•	the potential discontinuation of LIBOR;

•	changes in competitive factors, including the development or expansion of LNG, pipeline and other projects that are competitive with ours;

•	development risks, operational hazards and regulatory approvals;

•	our ability to enter and consummate planned financing and other transactions; and

•	risks and uncertainties associated with litigation matters.
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

DEFINITIONS
All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document, the terms listed below have the following meanings:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet of natural gas
Bcf/d	Billion cubic feet per day
Bcfe	Billion cubic feet of natural gas equivalent
Condensate	Hydrocarbons that exist in a gaseous phase at original reservoir temperature and pressure, but when produced, are in the liquid phase at surface pressure and temperature
DD&A	Depreciation, depletion, and amortization
DES	Delivered ex-ship
DOE/FE	U.S. Department of Energy, Office of Fossil Energy
EPC	Engineering, procurement, and construction
FASB	Financial Accounting Standards Board
FEED	Front-End Engineering and Design
FERC	U.S. Federal Energy Regulatory Commission
FID	Final investment decision
FOB	Free on board
FTA countries	Countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	Generally accepted accounting principles in the U.S.
JKM	Platts Japan Korea Marker index price for LNG
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied natural gas
LSTK	Lump Sum Turnkey
Mcf	Thousand cubic feet of natural gas
MMBtu	Million British thermal unit
MMcf	Million cubic feet of natural gas
MMcf/d	MMcf per day
MMcfe	Million cubic feet of natural gas equivalent volumes using a ratio of 6 Mcf to 1 barrel of liquid.
Mtpa	Million tonnes per annum
Nasdaq	Nasdaq Capital Market
NGA	Natural Gas Act of 1938, as amended
Non-FTA countries	Countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
Oil	Crude oil and condensate
PSD	Prevention of Significant Deterioration
PUD	Proved undeveloped reserves
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.K.	United Kingdom
U.S.	United States
USACE	U.S. Army Corps of Engineers

With respect to the information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.
PART I
ITEM 1 AND 2. OUR BUSINESS AND PROPERTIES
Overview
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and three related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and certain natural gas production assets collectively as the “Driftwood Project”. We currently estimate the total cost of the Driftwood Project to be approximately $28.9 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. Our Business may be developed in phases.
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
The proposed Pipeline Network is currently expected to consist of three pipelines, the Driftwood pipeline, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline. The Driftwood pipeline will be a 96-mile large diameter pipeline that will interconnect with 14 existing interstate pipelines throughout southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch and 36-inch diameter pipeline segments and three compressor stations totaling approximately 274,000 horsepower, all as necessary to provide approximately 4 Bcf/d of average daily natural gas transportation service. We estimate construction costs for the Driftwood pipeline of up to approximately $2.3 billion before owners’ costs, financing costs and contingencies.
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
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,260 net acres and 67 producing wells (21 operated) located in the Haynesville Shale trend of northern Louisiana.
In connection with the implementation of our Business, we are offering limited partnership interests in a subsidiary, Driftwood Holdings LP (“Driftwood Holdings”), which will own the Driftwood Project. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal. We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings. We also continue to develop our LNG marketing activities as described below in “Overview of Significant Events — Significant Transactions — LNG Marketing.”
Overview of Significant Events
Driftwood Project. On July 10, 2019, Driftwood Holdings entered into an equity capital contribution agreement (the “Contribution Agreement”) with Total Delaware, Inc., a subsidiary of Total S.A. (“Total”), whereby Total agreed to make a $500.0 million capital commitment to Driftwood Holdings in exchange for Class A limited partnership interests in Driftwood Holdings. The closing of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase 1” of the Driftwood Project. Subject to the terms and conditions of the Contribution Agreement, upon the occurrence of FID with respect to Phase 1 of the Driftwood Project, Total Gas & Power North America, Inc., a subsidiary of Total S.A. (“Total Gas & Power”) and Driftwood LNG LLC, a subsidiary of the Company (“Driftwood LNG”), will enter into a sale and purchase agreement pursuant to which Total Gas & Power will be obligated to purchase from Driftwood LNG approximately 1.0 Mtpa of LNG from the Driftwood terminal.
Also on July 10, 2019, Tellurian Trading UK Ltd, a wholly-owned subsidiary of the Company (“Tellurian Trading”), and Total Gas & Power entered into a sale and purchase agreement pursuant to which Total Gas & Power has the obligation to purchase from Tellurian Trading approximately 1.5 Mtpa of LNG on a FOB basis at prices based on the JKM index price, subject to the terms and conditions of the agreement.
2019 Term Loan. On May 23, 2019, Driftwood Holdings entered into a one-year senior secured term loan credit agreement (the “2019 Term Loan”) in the principal amount of $60.0 million. Fees of approximately $2.2 million were capitalized as deferred financing costs. The 2019 Term Loan agreement provided Driftwood Holdings the right to borrow an additional $15.0 million by August 31, 2019, subject to certain criteria being met. On July 11, 2019, all of the criteria were met and on July 16, 2019, Driftwood Holdings borrowed the additional funds. Amounts borrowed under the 2019 Term Loan bear a fixed annual interest rate of 12%, of which 4% may be added by Driftwood Holdings to the principal as paid-in-kind interest. Furthermore, upon the maturity of the 2019 Term Loan, Driftwood Holdings will incur a final payment fee equal to 20% of the principal amount funded less certain deferred financing costs and cash interest paid. In conjunction with the 2019 Term Loan, the Company issued a Common Stock Purchase Warrant (the “Warrant”) to the lender. As discussed in Note 12, Stockholders’ Equity, of our Notes to Consolidated Financial Statements, the estimated fair value of the Warrant of approximately $3.3 million has been recognized as an original issue discount related to the 2019 Term Loan.
LNG Marketing.    On April 23, 2019, in furtherance of our strategy of developing our LNG marketing activities, we entered into a master LNG sale and purchase agreement and related confirmation notices (collectively, the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we have committed to purchase one cargo of LNG per quarter beginning in June 2020 through October 2022 under DES terms. The price for each cargo will be based on the JKM price in effect at the time of each purchase. Refer to “—Driftwood Project” above for additional sale and purchase agreements executed in conjunction with the development of our Business.
Regulatory Developments. On April 18, 2019, FERC issued the order granting authorization for the Company to construct and operate the Driftwood terminal and the Driftwood pipeline. On May 2, 2019, the DOE/FE issued an order authorizing the Company to export to Non-FTA countries. On May 3, 2019, the USACE issued the Section 10/Section 404 permit authorizing activities within “Waters of the U.S.” These three permits, along with the DOE/FE authorization for export to FTA countries, air permits issued by the Louisiana Department of Environmental Quality, and the Coastal Use Permit issued by the Louisiana Department of Natural Resources are the most significant permits required for construction and operation of the Driftwood terminal and Driftwood pipeline. On August 8, 2019, the Company submitted a request to initiate the FERC pre-filing review process for the Permian Global Access Pipeline, which FERC accepted and granted entry into on September 13, 2019.
Stock Purchase Agreement. On April 3, 2019, we entered into a Common Stock Purchase Agreement with Total, pursuant to which Total agreed to purchase, and the Company agreed to issue and sell in a private placement to Total, approximately 19.9 million shares of our common stock in exchange for a cash purchase price of approximately $10.06 per share, which will generate aggregate gross proceeds of approximately $200.0 million (the “Private Placement”). The closing of the Private Placement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase I” of the Driftwood Project.
Natural Gas Properties
Reserves
As discussed in “Our Business and Properties — Overview,” our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,260 net acres and 67 producing wells (21 operated) located in the Haynesville Shale trend of north Louisiana. For the year ended December 31, 2019, these wells had average net production of approximately 38.1 MMcf/d. All of our proved reserves as of December 31, 2019 were associated with those properties. Proved reserves are the estimated quantities of natural gas and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., costs as of the date the estimate is made). Proved reserves are categorized as either developed or undeveloped.
Our reserves as of December 31, 2019 were estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, and are set forth in the following table. Per SEC rules, NSAI based its estimates on the 12-month unweighted arithmetic average of the first-day-of-the-month price of natural gas for each month from January through December 2019. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The price used was $2.58 per MMBtu of natural gas, adjusted for energy content, transportation fees and market differentials.

The following table shows our proved reserves as of December 31, 2019:

Gas (MMcf)
Proved reserves (as of December 31, 2019):
Developed producing	30,699
Undeveloped	237,839
Total	268,538
The standardized measure of discounted future net cash flow from our proved reserves (the “standardized measure”) as of December 31, 2019 was $53.2 million.
Our capital expenditures totaled approximately $36.6 million during 2019, of which, approximately $36.5 million was spent developing our proved reserves. During the year ended December 31, 2019, we converted approximately 29 Bcfe of proved undeveloped reserves to proved developed reserves. As of December 31, 2019, we do not expect to have any proved undeveloped reserves that will remain undeveloped for more than five years.
Refer to Supplemental Disclosures About Natural Gas Producing Activities, starting on page 69, for additional details.
Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used
Our December 31, 2019 reserve report was prepared by NSAI in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S‑X of the SEC. NSAI prepared the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provided to them. This information was reviewed by knowledgeable members of our Company for accuracy and completeness prior to submission to NSAI. A letter which identifies the professional qualifications of the individual at NSAI who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2019, has been filed as an addendum to Exhibit 99.2 to this report and is incorporated by reference herein.
Internally, a Senior Vice President is responsible for overseeing our reserves process. Our Senior Vice President has over 18 years of experience in the oil and natural gas industry, with the majority of that time in reservoir engineering and asset management. She is a graduate of Virginia Polytechnic Institute and State University with dual degrees in Chemical Engineering and French, and a graduate of the University of Houston with a Masters of Business Administration degree. During her career, she has had multiple responsibilities in technical and leadership roles, including reservoir engineering and reserves management, production engineering, planning, and asset management for multiple U.S. onshore and international projects. She is also a licensed Professional Engineer in the State of Texas.
Production
For the years ended December 31, 2019, 2018 and 2017, we produced 13,901 MMcf, 1,399 MMcf and 190 MMcf of natural gas at an average sales price of $2.07, $2.97 and $2.42 per MMcf, respectively. Natural gas and condensate production and operating costs for the periods ended December 31, 2019, 2018 and 2017, were $0.25, $1.71 and $1.25 per MMcfe, respectively.
Drilling Activity
The table below represents the number of net productive and dry development wells drilled during the past three years:

	For the Year Ended December 31,
	2019	2018	2017
Development wells:
Productive	3.1	1.4	—
Dry	—	—	—
We had no exploratory wells drilled during any of the periods presented.
Wells and Acreage
As of December 31, 2019, we owned interests in 48 gross (21 net) productive natural gas wells and held by production 3,672 gross (3,004 net) developed leasehold acreage. Additionally, we hold 8,037 gross (7,256 net) undeveloped leasehold acreage. As of December 31, 2019, there were 4 gross in process wells.

Of the total gross and net undeveloped acreage, 1,072 gross and 1,051 net acres are not held by production, of which 1,018 gross and 997 net acres are set to expire in 2020. We plan to extend the terms of these leases either through operational or administrative actions.
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
Government Regulations
Our operations are and will be subject to extensive federal, state and local statutes, rules, regulations, and laws that include, but are not limited to, the NGA, the Energy Policy Act of 2005 (“EPAct 2005”), the Oil Pollution Act, the National Environmental Protection Act (“NEPA”), the Clean Air Act (the “CAA”), the Clean Water Act (the “CWA”), the Resource Conservation and Recovery Act (“RCRA”), the Pipeline Safety Improvement Act of 2002 (the “PSIA”), and the Coastal Zone Management Act (the “CZMA”). These statutes cover areas related to the authorization, construction and operation of LNG facilities, natural gas pipelines and natural gas producing properties, including discharges and releases to the air, land and water, and the handling, generation, storage and disposal of hazardous materials and solid and hazardous wastes due to the development, construction and operation of the facilities. These laws are administered and enforced by governmental agencies including but not limited to FERC, the U.S. Environmental Protection Agency (the “EPA”), the DOE/FE, the U.S. Department of Transportation (“DOT”), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the Louisiana Department of Environmental Quality, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, and the Texas Railroad Commission. Additionally, numerous other governmental and regulatory permits and approvals will be required to build and operate our Business, including, with respect to the construction and operation of the Driftwood Project, consultations and approvals by the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, and U.S. Department of Homeland Security. For example, throughout the life of our liquefaction project, we will be subject to regular reporting requirements to FERC, PHMSA and other federal and state regulatory agencies regarding the operation and maintenance of our facilities.
Failure to comply with applicable federal, state, and local laws, rules, and regulations could result in substantial administrative, civil and/or criminal penalties and/or failure to secure and retain necessary authorizations.
We have received regulatory permits and approvals in connection with the Driftwood terminal and Driftwood pipeline, including the following:

Agency	Permit / Consultation	Approval Date
FERC	Section 3 and Section 7 Application - NGA	April 18, 2019
DOE	Section 3 Application - NGA	FTA countries: February 28, 2017; amended December 6, 2018 (3698-A) Non-FTA countries: May 2, 2019
USACE	Section 404	May 3, 2019
	Section 10 (Rivers and Harbors Act)	May 3, 2019
United States Coast Guard	Letter of Intent and Preliminary Water Suitability Assessment	June 21, 2016
	Follow-On Water Suitability Assessment and Letter of Recommendation	April 25, 2017
United States Fish and Wildlife Service	Section 7 of Endangered Species Act Consultation	September 19, 2017; February 7, 2019
National Oceanic and Atmospheric Administration / National Marine Fisheries Service	Section 7 of the Endangered Species Act Consultation	February 14, 2018
	Magnuson-Stevens Fishery Management and Conservation Act Essential Fish Habitat Consultation	October 3, 2017
	Marine Mammal Protection Act Consultation	October 3, 2017
State
Louisiana Department of Natural Resources- Coastal Management Division	Coastal Use Permit and Coastal Zone Consistency Permit, Joint Permit with USACE	May 29, 2018
Louisiana Department of Environmental Quality - Air Quality Division	Air Permit for LNG Terminal	July 10, 2018; January 6, 2020 (extension)
Louisiana State Historic Preservation Office	Section 106 Consultation	Concurrence received on June 29, 2016
Concurrence received on November 22, 2016
Concurrence received on April 13, 2017
Concurrence received on March 1, 2019
Federal Energy Regulatory Commission
The design, construction and operation of liquefaction facilities and pipelines, the export of LNG and the transportation of natural gas are highly regulated activities. In order to site, construct and operate our LNG facilities, we obtained authorizations from FERC under Section 3 and Section 7 of the NGA as well as several other material governmental and regulatory approvals and permits as detailed in the table above. EPAct 2005 amended Section 3 of the NGA to establish or clarify FERC’s exclusive authority to approve or deny an application for the siting, construction, expansion or operation of LNG terminals, although except as specifically provided in EPAct 2005, nothing in the statute is intended to affect otherwise applicable law related to any other federal agency’s authorities or responsibilities related to LNG terminals.
In 2002, FERC concluded that it would apply light-handed regulation to the rates, terms and conditions agreed to by parties for LNG terminalling services, such that LNG terminal owners would not be required to provide open-access service at non-discriminatory rates or maintain a tariff or rate schedule on file with FERC, as distinguished from the requirements applied to FERC-regulated interstate natural gas pipelines. Although EPAct 2005 codified FERC’s policy, those provisions expired on January 1, 2015. Nonetheless, we see no indication that FERC intends to modify its longstanding policy of light-handed regulation of LNG terminal operations.
A certificate of public convenience and necessity from FERC is required for the construction and operation of facilities used in interstate natural gas transportation, including pipeline facilities, in addition to other required governmental and regulatory approvals. In this regard, in April 2019, we obtained a certificate of public convenience and necessity to construct and operate the Driftwood pipeline. Similarly, in anticipation of filing an application to construct and operate the Permian Global Access Pipeline, we have initiated the FERC pre-filing review process, which is ongoing.
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
In addition, FERC has authority to approve, and if necessary set, “just and reasonable rates” for the transportation or sale of natural gas in interstate commerce. Relatedly, under the NGA, our proposed pipelines will not be permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including our own affiliates.
EPAct 2005 amended the NGA to make it unlawful for “any entity,” including otherwise non-jurisdictional producers, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gathering or production, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. EPAct 2005 also gives FERC authority to impose civil penalties for violations of the NGA or Natural Gas Policy Act of up to $1 million per violation.
Transportation of the natural gas we produce, and the prices we pay for such transportation, will be significantly affected by the foregoing laws and regulations.
U.S. Department of Energy, Office of Fossil Energy Export License
Under the NGA, exports of natural gas to FTA countries are “deemed to be consistent with the public interest,” and authorization to export LNG to FTA countries shall be granted by the DOE/FE “without modification or delay.” FTA countries currently capable of importing LNG include but are not limited to Canada, Chile, Colombia, Jordan, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to Non-FTA countries are authorized unless the DOE/FE finds that the proposed exportation “will not be consistent with the public interest.” We have authorization from the DOE/FE to export LNG in a volume up to the equivalent of 1,415.3 Bcf per year of natural gas to FTA countries for a term of 30 years and to Non-FTA countries for a term of 20 years.
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
Tellurian’s proposed pipelines will also be subject to regulation by PHMSA, including those under the PSIA. The PHMSA Office of Pipeline Safety administers the PSIA, which requires pipeline companies to perform extensive integrity tests on natural gas transportation pipelines that exist in high population density areas designated as “high consequence areas.” Pipeline companies are required to perform the integrity tests on a seven-year cycle. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal electronic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained. Pipeline operators also must develop integrity management programs for natural gas transportation pipelines, which requires pipeline operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high consequence area; improve data collection, integration and analysis; repair and remediate the pipeline, as necessary; and implement preventive and mitigative actions.
On October 1, 2019, PHMSA issued a final rule revising the Federal Pipeline Safety Regulations to improve the safety of onshore gas transmission pipelines. This final rule addresses congressional mandates and National Transportation Safety Board recommendations, and responds to public input. The amendments in this final rule address integrity management requirements and other requirements, and they focus on the actions an operator must take to reconfirm the maximum allowable operating pressure of previously untested natural gas transmission pipelines and pipelines lacking certain material or operational records, the periodic assessment of pipelines in populated areas not designated as “high consequence areas,” the reporting of exceedances of maximum allowable operating pressure, the consideration of seismicity as a risk factor in integrity management, safety features on in-line inspection launchers and receivers, a six-month grace period for seven-calendar-year integrity management reassessment intervals, and related recordkeeping provisions. The effective date of this final rule is July 1, 2020. PHMSA is also considering whether to revise requirements for corrosion control and expanding the definition of regulated gathering lines. These notices of proposed rulemaking are still pending at PHMSA and have not been finalized.
The Pipeline Network will be subject to regulation under PHMSA, which will involve capital and operating costs for compliance-related equipment and operations. We have no reason to believe that these compliance costs will be material to our financial performance, but the significance of such costs will depend on future events and our ability to achieve and maintain compliance throughout the life of the Driftwood Project.
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
Other Governmental Permits, Approvals and Authorizations
The construction and operation of the Driftwood Project is subject to federal permits, orders, approvals and consultations required by other federal and state agencies, including DOT, the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, the EPA and U.S. Department of Homeland Security. The necessary permits have been obtained for the Driftwood terminal and Driftwood pipeline. Similarly, additional permits, orders, approvals and consultations will be required for the other elements of the Driftwood Project.
Three significant permits that apply to the Driftwood Project are the USACE Section 404 of the Clean Water Act/Section 10 of the Rivers and Harbors Act Permit, the CAA Title V Operating Permit and the Prevention of Significant Deterioration Permit, of which the latter two permits are issued by the Louisiana Department of Environmental Quality. Each of the Driftwood terminal and Driftwood pipeline has received its permit from USACE, including a review and approval by USACE of the findings and conditions set forth in an Environmental Impact Statement and Record of Decision issued for the Driftwood terminal pursuant to the requirements of NEPA. The Louisiana Department of Environmental Quality has issued the Prevention of Significant Deterioration permit, which is required to commence construction of the Driftwood terminal as well as the Title V Operating Permit. These material approvals will be required for the other elements of the Driftwood Project.
Environmental Regulation
Our operations are and will be subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources, the handling, generation, storage and disposal of hazardous materials and solid and hazardous wastes and other matters. These environmental laws and regulations, which can restrict or prohibit impacts to the environment or the types, quantities and concentration of substances that can be released into the environment, will require significant expenditures for compliance, can affect the cost and output of operations, may impose substantial administrative, civil and/or criminal penalties for non-compliance and can result in substantial liabilities. The statutes, regulations and permit requirements imposed under environmental laws are modified frequently, sometimes retroactively. Such changes are difficult to predict or prepare for, and may impose material costs for new permits, capital investment or operational limitations or changes.
NEPA. NEPA and comparable state laws and regulations require that government agencies review the environmental impacts of proposed projects. On January 10, 2020, the Council on Environmental Quality published a notice of proposed rulemaking that seeks comment on potential amendments that would “modernize and clarify” the current NEPA regulations and streamline environmental reviews. Potential amendments to the NEPA regulations could include setting time limits for completion of environmental reviews and no longer requiring federal agencies to consider the cumulative impacts of a project. The public comment period on the notice for proposed rulemaking ends on March 10, 2020. While these changes are not likely to require amendments to the USACE permits that have already been issued and NEPA-related findings, the proposed changes in the NEPA regulations may impact other elements of the Driftwood Project that are under development. The proposed revisions to the NEPA regulations have not yet been finalized and will likely be subject to legal challenges. Therefore, the impact of the proposed NEPA regulations on the Driftwood Project will not be determinable for the foreseeable future.
CAA. The CAA and comparable state laws and regulations regulate and restrict the emission of air pollutants from many sources and impose various monitoring and reporting requirements, among other requirements. The Driftwood Project includes facilities and operations that are subject to the federal CAA and comparable state and local laws, including requirements to obtain pre-construction permits and operating permits. We may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining permits and approvals pursuant to the CAA and comparable state laws and regulations.
In June 2016, the EPA revised the new source performance standards under the CAA to require reductions in emissions, including methane emissions, from new and modified sources in the oil and natural gas sector. These regulations impose, among other things, new requirements for leak detection and repair, control requirements at well completions, and additional control requirements for gathering, boosting, and compressor stations. In September 2018, the EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations. In September 2019, the EPA proposed additional amendments to the 2016 rules that would remove all sources in the transmission and storage segment of the oil and natural gas industry from regulation. The proposed amendments would also rescind the requirement to control methane emissions in the 2016 rules that apply to sources in the production and processing segments of the industry. The EPA is also proposing, in the alternative, to rescind the methane requirements that apply to all sources in the oil and natural gas industry, without removing any sources from the current source category. Our operations have not been modified to comply with the 2016 rules, so a final determination regarding the rescission of rules related to the oil and natural gas industry could significantly affect our costs of operations and of acquiring natural gas. The revisions to the oil and gas new source performance standards have not yet been finalized and will likely be subject to legal challenges. Therefore, the timing of the final regulations and impact of the revised oil and gas new source performance standards on the Driftwood Project are not determinable at this time.
Greenhouse Gases. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of GHGs are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In June 2010, the EPA began regulating GHG emissions from stationary sources, including LNG terminals. In June 2019, the EPA issued the final Affordable Clean Energy rule, which, among other things, establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. In the future, the EPA may promulgate additional regulations for sources of GHG emissions that could affect the oil and gas sector, and Congress or states may enact new GHG legislation, either of which could impose emission limits on the Driftwood Project or require the Driftwood Project to implement additional pollution control technologies, pay fees related to GHG emissions or implement mitigation measures. The scope and effects of any new laws or regulations are difficult to predict, and the impact of such laws or regulations on the Driftwood Project cannot be predicted at this time.
Coastal Zone Management Act. Certain aspects of the Driftwood terminal are subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas. Certain facilities that are part of the Driftwood Project obtained permits for construction and operation in coastal areas pursuant to the requirements of the CZMA.
Clean Water Act. The Driftwood Project is subject to the CWA and analogous state and local laws. The CWA and analogous state and local laws regulate discharges of pollutants to waters of the U.S. or waters of the state, including discharges of wastewater and storm water runoff and discharges of dredged or fill material into waters of the U.S., as well as spill prevention, control and countermeasure requirements. Permits must be obtained prior to discharging pollutants into state and federal waters or dredging or filling wetland and coastal areas. The CWA is administered by the EPA, the USACE and by the states. Additionally, the siting and construction of the Driftwood Project will impact jurisdictional wetlands, which would require appropriate federal, state and/or local permits and approval prior to impacting such wetlands. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for regulated impacts to wetlands. Although the CWA permits required for construction and operation of the Driftwood terminal and Driftwood pipeline have been obtained, other CWA permits may be required in connection with our projects that are under development and our future projects. The approval timeframe may also be longer than expected and could potentially affect project schedules.
In June 2015, the EPA and the USACE issued a final rule defining the CWA’s jurisdictional reach over “waters of the United States” (the “2015 Clean Water Rule”) and replacing the previous definition of “waters of the United States” in a 1986 rule and related guidance. In February 2018, the EPA and the USACE issued a rule to delay the applicability of the 2015 Clean Water Rule until February 2020, but this delay rule was struck down following a court challenge. Other federal district courts, however, issued rulings temporarily enjoining the applicability of the 2015 Clean Water Rule in several states. Taken together, the 2015 Clean Water Rule was in effect in 22 states and temporarily stayed in 27 states. In states where the 2015 Clean Water Rule was stayed, the 1986 rule and guidance remained in effect. In October 2019, the EPA and the USACE issued a final rule to repeal the 2015 Clean Water Rule (the “2019 Repeal Rule”). With the 2019 Repeal Rule, the agencies report that they will implement the 1986 rule and guidance nationwide. The 2019 Repeal Rule became effective in December 2019; accordingly, the 2015 Clean Water Rule is no longer in effect in any state. However, legal challenges to the 2019 Repeal Rule have already been filed in federal court and the 2019 Repeal Rule could be stayed, remanded or repealed.
In January 2020, the EPA and the USACE finalized a rule that would revise the definition of “waters of the United States” and replace both the 1986 rule and the 2015 Clean Water Rule (the “2020 Rule”). According to the agencies, the 2020 Rule “increases the predictability and consistency” of the CWA “by clarifying the scope of ‘waters of the United States’ federally regulated” under the CWA. As of February 14, 2020, the 2020 Rule has not been published in the Federal Register. It will become effective 60 days after publication. Once the 2020 Rule is published, it will likely be challenged and sought to be enjoined in federal court. The 2020 Rule is intended to narrow the definition of “waters of the United States” from the 2015 Clean Water Rule. Therefore, the 2020 Rule could reduce costs and delays with respect to obtaining permits for discharges of pollutants or dredge and fill activities in waters of the U.S., including in wetland areas for facilities of the Driftwood Project that have not yet obtained CWA permits. The change in the definition of “waters of the United States” is not likely to affect the permits already obtained for the Driftwood terminal and Driftwood pipeline, but the new definition, once effective, could affect other elements of the Driftwood Project in ways that cannot yet be identified or quantified with any precision.
Federal laws including the CWA require certain owners or operators of facilities that store or otherwise handle oil and produced water to prepare and implement spill prevention, control, countermeasure and response plans addressing the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) subjects owners and operators of facilities to strict and joint and several liability for all containment and cleanup costs and certain other damages arising from oil spills, including the government’s response costs. Spills subject to the OPA may result in varying civil and criminal penalties and liabilities. The Driftwood Project incorporates appropriate equipment and operational measures to reduce the potential for spills of oil and establish protocols for responding to spills, but oil spills remain an operational risk that could adversely affect our operations and result in additional costs or fines or penalties.
Resource Conservation and Recovery Act. The federal RCRA and comparable state requirements govern the generation, handling and disposal of solid and hazardous wastes and require corrective action for releases into the environment. In the event such wastes are generated or used in connection with our facilities, we will be subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes and could be required to perform corrective action measures to clean up releases of such wastes. The EPA and certain environmental groups entered into an agreement pursuant to which the EPA was required to propose, no later than March 2019, a rulemaking for revision of certain regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. In April 2019, the EPA determined that revision of the regulations is not necessary. Information comprising the EPA’s review and decision is contained in a document entitled “Management of Exploration, Development and Production Wastes: Factors Informing a Decision on the Need for Regulatory Action.” The EPA indicated that it will continue to work with states and other organizations to identify areas for continued improvement and to address emerging issues to ensure that exploration, development and production wastes continue to be managed in a manner that is protective of human health and the environment. Environmental groups, however, expressed dissatisfaction with the EPA’s decision and will likely continue to press the issue at the federal and state levels. A loss of the exclusion from RCRA coverage for drilling fluids, produced waters and related wastes in the future could result in a significant increase in our costs to manage and dispose of waste associated with our production operations.
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA, often referred to as Superfund, and comparable state statutes, impose liability that is generally joint and several and that is retroactive for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, for the release of a “hazardous substance” (or under state law, other specified substances) into the environment. So-called potentially responsible parties (“PRPs”) include the current and certain past owners and operators of a facility where there has been a release or threat of release of a hazardous substance and persons who disposed of or arranged for the disposal of hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the cost of such action. Liability can arise from conditions on properties where operations are conducted, even under circumstances where such operations were performed by third parties and/or from conditions at disposal facilities where materials were sent. Our operations involve the use or handling of materials that include or may be classified as hazardous substances under CERCLA or regulated under similar state statutes. We may also be the owner or operator of sites on which hazardous substances have been released and may be responsible for investigation, management and disposal of soils or dredge spoils containing hazardous substances in connection with our operations.
Oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators. Materials from these operations remain on some of the properties and in certain instances may require remediation. In some instances, we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with the properties. Accordingly, the Driftwood Project could incur material costs for remediation required under CERCLA or similar state statutes in the future.
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
In February 2014, the EPA issued permitting guidance under the Safe Drinking Water Act (the “SDWA”) for the underground injection of liquids from hydraulically fractured wells and other wells where diesel is used. Depending upon how it is implemented, this guidance may create duplicative requirements in certain areas, further slow the permitting process in certain areas, increase the costs of operations, and result in expanded regulation of hydraulic fracturing activities related to the Driftwood Project.
In May 2014, the EPA issued an advance notice of proposed rulemaking under the Toxic Substances Control Act (“TSCA”) pursuant to which it will collect extensive information on the chemicals used in hydraulic fracturing fluid, as well as other health-related data, from chemical manufacturers and processors. If the EPA regulates hydraulic fracturing fluid under TSCA in the future, such regulation may increase the cost of our gas production operations and the feedstock for the Driftwood terminal.
In June 2016, the EPA finalized pretreatment standards for indirect discharges of wastewater from the oil and natural gas extraction industry. The regulation prohibits sending wastewater pollutants from onshore unconventional oil and natural gas extraction facilities to publicly-owned treatment works. Certain activities of our Business are subject to the pretreatment standards, which means that we are required to use disposal methods that may require additional permits or cost more to implement than disposal at publicly-owned treatment works.
In December 2016, the EPA released a report titled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources.” The report concluded that activities involved in hydraulic fracturing can have impacts on drinking water under certain circumstances. In addition, the U.S. Department of Energy has investigated practices that the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These and similar studies, depending on their degree of development and nature of results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. If the EPA proposes additional regulations of hydraulic fracturing in the future, they could impose additional emission limits and pollution control technology requirements on the Driftwood Project, which could limit our operations and revenues and potentially increase our costs of gas production or acquisition.
Endangered Species Act (“ESA”). Our operations may be restricted by requirements under the ESA. The ESA prohibits the harassment, harming or killing of certain protected species and destruction of protected habitats. Under the NEPA review process conducted by FERC, we have been and will be required to consult with federal agencies to determine limitations on and mitigation measures applicable to activities that have the potential to result in harm to threatened or endangered species of plants, animals, fish and their designated habitats. Although we have conducted studies and engaged in consultations with agencies in order to avoid harming protected species, inadvertent or incidental harm may occur in connection with the construction or operation of the Driftwood Project, which could result in fines or penalties. In addition, if threatened or endangered species are found on any part of the Driftwood Project sites, including pipeline rights of way, then we may be required to implement avoidance or mitigation measures that could limit our operations or impose additional costs.
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
We have instituted policies, procedures and ongoing training of employees with regard to business ethics, designed to ensure that we and our employees comply with the FCPA, other anti-corruption laws, Trade Control laws and the Criminal Finances Act 2017. However, there is no assurance that our efforts have been and will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements. If we are not in compliance with the FCPA, other anti-corruption laws, the Trade Control laws or the Criminal Finances Act 2017, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws the Trade Control laws or the Criminal Finances Act 2017 by the U.S. or foreign authorities could have a material adverse impact on our reputation, business, financial condition and results of operations.
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
Major Customers
We do not have any major customers.
Facilities
Certain subsidiaries of Tellurian have entered into operating leases for office space in Houston, Texas, Washington, D.C., London, England and Singapore. The tenors of the leases are two, four, seven and nine years for Singapore, London, Houston and Washington, D.C., respectively.
Employees
As of December 31, 2019, Tellurian had 176 full-time employees worldwide. None of them are subject to collective bargaining arrangements.
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
Tellurian will be unable to generate any significant revenue from the Driftwood Project for multiple years, and expects cash flow from its other lines of business to be modest for an extended period as it focuses on the development and growth of these businesses. Tellurian will, therefore, need substantial amounts of additional financing to execute its business plan. There can be no assurance that Tellurian will be able to raise sufficient capital on acceptable terms, or at all. If such financing is not available on satisfactory terms or is not available at all, Tellurian may be required to delay, scale back or cancel the development of business opportunities, and this could adversely affect its operations and financial condition to a significant extent. Tellurian intends to pursue a variety of potential financing transactions, including sales of equity of Driftwood Holdings to purchasers of its LNG. We do not know whether, and to what extent, LNG purchasers and other potential sources of financing will find the terms we propose acceptable.

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
In addition, the ability to obtain financing for the proposed Driftwood Project may depend in part on Tellurian’s ability to enter into sufficient commercial agreements prior to the commencement of construction. Except for the equity capital contribution agreement and LNG sale and purchase agreement with affiliates of TOTAL S.A., which agreements remain subject to certain conditions precedent, Tellurian has not entered into any definitive third-party agreements for the proposed Driftwood Project, and it may not be successful in negotiating and entering into such agreements.
We have a limited operating history and expect to incur losses for a significant period of time.
We have a limited operating history. Although Tellurian’s current directors, managers and officers have prior professional and industry experience, our business is in an early stage of development. Accordingly, the prior history, track record and historical financial information you may use to evaluate our prospects are limited.
Tellurian has not yet commenced the construction of the Driftwood Project and expects to incur significant additional costs and expenses through the completion of development and construction of that project. The Company also expects to devote substantial amounts of capital to the growth and development of its other operations. Tellurian expects that operating losses will increase substantially in 2020 and thereafter, and expects to continue to incur operating losses and to experience negative operating cash flows for the next several years.
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
As we continue to develop our LNG and natural gas marketing and natural gas production activities, we may enter into commodity hedging arrangements in an effort to reduce our exposure to fluctuations in price and timing risk. Any hedging arrangements entered into would expose us to the risk of financial loss when (i) the counterparty to the hedging contract defaults on its contractual obligations or (ii) there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.
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
In December 2017, the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended. At this time, the U.S. Department of Treasury has not yet issued final regulations on all provisions of the Tax Act. There may be future Congressional technical corrections to the Tax Act and other regulatory guidance and/or administrative interpretations of the Tax Act that are yet to be issued. We will continue to examine the impact that new guidance and interpretation of the Tax Act may have on our business. We urge our stockholders to consult with their legal and tax advisors with respect to the legislation and potential tax consequences of investing in our stock.
In addition to the impact of the Tax Act on our federal taxes, it may impact taxation in other jurisdictions such as state income taxes. The various state legislatures have not had sufficient time to respond to the Tax Act. Accordingly, it is uncertain how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes in their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially affect our financial position.
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
Tellurian’s directly and indirectly held assets currently consist primarily of cash held for certain start-up and operating expenses, applications for permits from regulatory agencies relating to the Driftwood Project and certain real property and mineral interests related to that project. Tellurian’s cash flow, and consequently its ability to distribute earnings, is solely dependent upon the cash flow its subsidiaries receive from the Driftwood Project and its other operations. Tellurian’s ability to complete the Driftwood Project, as discussed further below, is dependent upon its subsidiaries’ ability to obtain and maintain necessary regulatory approvals and raise the capital necessary to fund the development of the project. We expect that cash flows from our operations will be reinvested in the business rather than used to fund dividends, that pursuing our strategy will require substantial amounts of capital, and that the required capital will exceed cash flows from operations for a significant period.
Tellurian’s ability to pay dividends in the future is uncertain and will depend on a variety of factors, including limitations on the ability of it or its subsidiaries to pay dividends under applicable law and/or the terms of debt or other agreements, and the judgment of the board of directors or other governing body of the relevant entity.
Tellurian Production Holdings LLC, Driftwood Holdings, Tellurian and related entities may be unable to fulfill their obligations under the credit agreements and related guarantees.
In September 2018, Tellurian Production Holdings LLC, a subsidiary of Tellurian (“Production Holdings”), entered into a credit agreement providing for a term loan (the “2018 Term Loan”), and Tellurian entered into a parent guarantee pursuant to which it guaranteed the obligations of Production Holdings relating to the 2018 Term Loan.
In May 2019, Driftwood Holdings entered into a credit agreement providing for a term loan (the “2019 Term Loan” and together with the 2018 Term Loan, the “Term Loans”), and Tellurian and certain of its subsidiaries provided certain guarantees pursuant to which they guaranteed the obligations of Driftwood Holdings relating to the 2019 Term Loan.
The ability of each of Production Holdings and Driftwood Holdings to generate cash flows from operations or obtain refinancing capital sufficient to pay interest and principal on its indebtedness will depend on its future operating performance and financial condition and the availability of refinancing debt or equity capital, which will be affected by prevailing commodity prices and economic conditions and financial, business and other factors, many of which are beyond its control. If Production Holdings or Driftwood Holdings is unable to satisfy its obligations under its Term Loan, Tellurian and/or certain of its subsidiaries may be obligated to pay interest and/or principal on the indebtedness pursuant to the applicable guarantee(s), and they may not have the financial resources to do so. Tellurian does not currently have any material sources of operating cash flows. An inability on the part of Production Holdings or Driftwood Holdings to generate adequate cash flows from operations could adversely affect our ability to execute our overall business plan, and we could be required to sell assets, reduce our capital expenditures or seek refinancing debt or equity capital to satisfy the requirements of the Term Loans and the related guarantees. These alternative measures may be unavailable or inadequate and may themselves adversely affect our overall business strategy.

Restrictions in the credit agreements could limit the growth and operations of Production Holdings and/or Driftwood Holdings.
    The credit agreement governing each Term Loan contains restrictions on Production Holdings’ or Driftwood Holdings’ activities, certain of which are described in Note 10, Borrowings, to the Consolidated Financial Statements included in this report.
These covenants may prevent Production Holdings or Driftwood Holdings from taking actions that it believes would be in the best interest of its business and may make it difficult for it to successfully execute its business strategy or effectively compete with companies that are not similarly restricted. In addition, the credit agreement with Production Holdings requires it to maintain a commodity hedge position that covers at least a specified minimum, but does not cover more than a specified maximum, of its anticipated future production, and these requirements may limit Production Holdings’ ability to pursue its preferred hedging strategy. In addition, the entire amount of the 2018 Term Loan is currently deemed to be outstanding, but Production Holdings is generally prohibited from using the borrowed funds except pursuant to a specified plan of development approved by the lenders. Accordingly, there could be circumstances in which Production Holdings is required to incur interest on funds borrowed but is unable to use those funds in the way it believes is most appropriate for its business.
If Production Holdings or Driftwood Holdings is unable to comply with the restrictions and covenants in the credit agreement governing the applicable Term Loan, there could be a default under the agreement, which could result in an acceleration of payment of funds borrowed under the agreement.
The credit agreements governing each Term Loan contain financial covenants. If Production Holdings or Driftwood Holdings is unable to satisfy the applicable covenants, it would be in default under the agreement, and the lenders could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings with respect to its assets. The lenders could also seek to enforce the guarantee against Tellurian Inc. and/or any other guarantor, which may not have sufficient funds, or the ability to obtain sufficient funds, to repay the amounts then due. In those circumstances, Production Holdings, Driftwood Holdings, Tellurian Inc. and/or other guarantors could be forced into bankruptcy or liquidation.
The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company's results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. We may need to renegotiate the 2018 Term Loan or incur other indebtedness and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
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
In addition, in the future, we may issue shares of our common stock, or securities convertible into our common stock, in connection with acquisitions of assets or businesses or for other purposes. Such issuances may result in dilution to our existing stockholders and could have an adverse effect on the market value of shares of our common stock, depending on market conditions at the time, the terms of the issuance, and if applicable, the value of the business or assets acquired and our success in exploiting the properties or integrating the businesses we acquire.
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
We currently estimate the total cost of the Driftwood Project to be approximately $28.9 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. However, cost estimates for these and other projects we may pursue are only approximations of the actual costs of construction. Moreover, cost estimates may be inaccurate and may change due to various factors, such as cost overruns, change orders, delays in construction, legal and regulatory requirements, site issues, increased component and material costs, escalation of labor costs, labor disputes, changes in commodity prices, changes in foreign currency exchange rates, increased spending to maintain Tellurian’s construction schedule and other factors. For example, new or increased tariffs on materials needed in the construction process have been proposed or may be proposed in the future and such new or increased tariffs could materially increase construction costs. In particular, tariffs on imported steel may significantly increase our construction costs. Similarly, cost overruns could occur as a result of dredging-related expenditures incurred to comply with water depth regulations in the Calcasieu Ship Channel. Our estimate of the cost of construction of the Driftwood terminal is based on the prices set forth in our LSTK EPC agreements with Bechtel which are subject to adjustment by change orders, including for consideration of cost escalation associated with the issuance of a “notice to proceed” with respect to the Driftwood terminal after December 31, 2017. Our cost estimates for the Haynesville Global Access Pipeline and the Permian Global Access Pipeline are more preliminary than is the estimate for the Driftwood pipeline.
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
Except for the equity capital contribution agreement and LNG sale and purchase agreement with affiliates of TOTAL S.A., which agreements remain subject to certain conditions precedent, Tellurian has not yet entered into commercial arrangements with third-party customers for products and services from the Driftwood Project. Tellurian’s business strategy may change regarding how and when the proposed Driftwood Project’s export capacity is marketed. Also, Tellurian’s business strategy may change due to an inability to enter into agreements with customers or based on a variety of factors, including the future price outlook, supply and demand of LNG, natural gas liquefaction capacity, and global regasification capacity. If our efforts to market the proposed Driftwood Project and the LNG it will produce are not successful, Tellurian’s business, results of operations, financial condition and prospects may be materially and adversely affected.
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
The construction and operation of the Driftwood Project and the Pipeline Network remain subject to further approvals, and some approvals may be subject to further conditions, review and/or revocation.
The design, construction and operation of LNG export terminals is a highly regulated activity. The approval of FERC under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, is required to construct and operate an LNG terminal. Such approvals and authorizations are often subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Tellurian and its affiliates will be required to obtain and maintain governmental approvals and authorizations to implement its proposed business strategy, which includes the construction and operation of the Driftwood Project. Although all the major permits required for construction and operation of the Driftwood terminal and Driftwood pipeline have been obtained, numerous permits and approvals will be required in connection with other aspects of the Driftwood Project, including the construction and operation of the Pipeline Network and our upstream operations.
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

•	attract, develop and retain skilled personnel and engage and retain third-party subcontractors, and address any labor issues that may arise;

•	post required construction bonds and comply with the terms thereof, and maintain their own financial condition, including adequate working capital;

•	adhere to any warranties that the contractors provide in their EPC contracts; and

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
Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.
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
Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;

•	increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;

•	increases in the cost to supply natural gas feedstock to our liquefaction project;

•	decreases in the cost of competing sources of natural gas or alternative sources of energy such as coal, heavy fuel oil, diesel, nuclear, hydroelectric, wind and solar;

•	decreases in the price of non-U.S. LNG, including decreases in price as a result of contracts indexed to lower oil prices;

•	increases in capacity and utilization of nuclear power and related facilities;

•	increases in the cost of LNG shipping; and

•	displacement of LNG by pipeline natural gas or alternative fuels in locations where access to these energy sources is not currently available.
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
We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Driftwood terminal. Any of our LNG facilities, when constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates under our current or future LNG sale and purchase agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
The Driftwood Project will be subject to a number of environmental and safety laws and regulations that impose significant compliance costs, and existing and future environmental, safety and similar laws and regulations could result in increased compliance costs, liabilities or additional operating restrictions.
We will be subject to extensive federal, state and local environmental and safety regulations and laws, including regulations and restrictions related to discharges and releases to the air, land and water and the handling, storage, generation and disposal of hazardous materials and solid and hazardous wastes in connection with the development, construction and operation of our LNG facilities and pipelines. Failure to comply with these regulations and laws could result in the imposition of administrative, civil and criminal sanctions.
These regulations and laws, which include the CAA, the Oil Pollution Act, the CWA and RCRA, and analogous state and local laws and regulations, will restrict, prohibit or otherwise regulate the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities. These laws and regulations, including NEPA, will require and have required us to obtain and maintain permits with respect to our facilities, prepare environmental impact assessments, provide governmental authorities with access to our facilities for inspection and provide reports related to compliance. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties, the denial or revocation of permits necessary for our operations, governmental orders to shut down our facilities or capital expenditures related to pollution control equipment or remediation measures that could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
As an owner and the operator of the Driftwood Project, we could be liable for the costs of investigating and cleaning up hazardous substances released into the environment and for damage to natural resources, whether caused by us or our contractors or existing at the time construction commences. Hazardous substances present in soil, groundwater and dredge spoils may need to be processed, disposed of or otherwise managed to prevent releases into the environment. Tellurian or its affiliates may be responsible for the investigation, cleanup, monitoring, removal, disposal and other remedial actions with respect to hazardous substances on, in or under properties that Tellurian owns or operates, or released at a site where materials are disposed of from our operations, without regard to fault or the origin of such hazardous substances. Such liabilities may involve material costs that are unknown and not predictable.
Changes in legislation and regulations could have a material adverse impact on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
Tellurian’s business will be subject to governmental laws, rules, regulations and permits that impose various restrictions and obligations that may have material effects on the results of our operations. Each of the applicable regulatory requirements and limitations is subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and effects of these changes in laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations, such as those relating to the transportation and security of LNG exported from our proposed LNG facilities through the Calcasieu Ship Channel, could cause additional expenditures, restrictions and delays in connection with the proposed LNG facilities and their construction, the extent of which cannot be predicted and which may require Tellurian to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
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
We expect to pursue acquisitions of natural gas and oil properties from time to time. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include reserves, development potential, future commodity prices, operating costs, title issues, and potential environmental and other liabilities. Such assessments are inexact, and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence that we believe is generally consistent with industry practices.
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
Drilling for natural gas and oil may involve unprofitable efforts from wells that are productive but do not produce sufficient commercial quantities to cover drilling, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. Natural gas and oil reserve engineering requires estimates of underground accumulations of hydrocarbons and assumptions concerning future prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect. Our estimates of proved reserves are determined at costs at the date of the estimate. Any significant variance from these costs could greatly affect our estimates of reserves. At December 31, 2019, approximately 89% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.
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
In addition, it is possible that oil prices could increase without a corresponding increase in natural gas prices, which could lead to increased demand and prices for equipment, facilities and personnel without an increase in the price at which we sell our natural gas to third parties. This could have an adverse effect on the competitiveness of the LNG produced from the Driftwood terminal. In this scenario, necessary equipment, facilities and services may not be available to us at economical prices. Any shortages in availability or increased costs could delay us or cause us to incur significant additional expenditures, which could have a material adverse effect on the competitiveness of the natural gas we sell and therefore on our business, financial condition and results of operations.
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
A terrorist or military incident could disrupt our business. For example, an incident involving an LNG carrier or LNG facility may result in delays in, or cancellation of, construction of new LNG facilities, including our proposed LNG facilities, which would increase our costs and decrease our cash flows. A terrorist incident may also result in the temporary or permanent closure of Tellurian facilities or operations, which could increase costs and decrease cash flows, depending on the duration of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas or oil that could adversely affect Tellurian’s business and customers, including by impairing the ability of Tellurian’s suppliers or customers to satisfy their respective obligations under Tellurian’s commercial agreements.
Cyber-attacks targeting systems and infrastructure used in our business may adversely impact our operations.
We depend on digital technology in many aspects of our business, including the processing and recording of financial and operating data, analysis of information, and communications with our employees and third parties. Cyber-attacks on our systems and those of third-party vendors and other counterparties occur frequently and have grown in sophistication. A successful cyber-attack on us or a vendor or other counterparty could have a variety of adverse consequences, including theft of proprietary or commercially sensitive information, data corruption, interruption in communications, disruptions to our existing or planned activities or transactions, and damage to third parties, any of which could have a material adverse impact on us. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.
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
For example, many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities to serve the North American natural gas market, including other proposed liquefaction facilities in North America. Tellurian may face competition from major energy companies and others in pursuing its proposed business strategy to provide liquefaction and export products and services at its proposed Driftwood terminal. In addition, competitors have developed and are developing additional LNG terminals in other markets, which will also compete with our proposed LNG facilities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
In July 2017, Tellurian Investments Inc. (now known as Tellurian Investments LLC), Driftwood LNG, Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas between Cheniere Energy, Inc. and one of its affiliates, on the one hand (collectively, “Cheniere”), and Parallax Enterprises LLC and certain of its affiliates (not including Parallax Services LLC, now known as Tellurian Services LLC) on the other hand (collectively, “Parallax”). In October 2017, Driftwood Pipeline LLC and Tellurian Services LLC were also named by Cheniere as third-party defendants in the lawsuit. In April 2019, Charif Souki was also named by Cheniere as a third-party defendant in the lawsuit. Cheniere alleged that it entered into a note and a pledge agreement with Parallax. Cheniere claimed, among other things, that the third-party defendants tortiously interfered with the note and pledge agreement and aided in the fraudulent transfer of Parallax assets. Cheniere sought unspecified amounts of monetary damages and certain equitable relief.
In December 2019, Cheniere withdrew its claims against each of the three individuals other than Martin Houston named as third-party defendants in the lawsuit when it was first filed in July 2017. On January 30, 2020, Cheniere withdrew all claims it had asserted against our subsidiaries and directors, and all such claims were dismissed with prejudice.
ITEM 4. MINE SAFETY DISCLOSURE
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on the Nasdaq under the symbol “TELL.” As of February 14, 2020, there were approximately 693 record holders of Tellurian’s common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.
Recent Sales of Unregistered Securities
None that occurred during the three months ended December 31, 2019.

Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended December 31, 2019.
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
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2014, through and including the market close on December 31, 2019, with the cumulative total return for the same time period of the same amount invested in the Russell 2000 index and a peer group index. Our peer group index consists of the following companies: (1) Cheniere Energy Partners LP (CQP), (2) ONEOK, Inc. (OKE), (3) Golar LNG Limited (GLNG), (4) Enable Midstream Partners LP (ENBL), (5) Cheniere Energy, Inc. (LNG), (6) Teekay LNG Partners L.P. (TGP), (7) Teekay Corporation (TK), (8) GasLog Ltd (GLOG) and (9) Targa Resources Corporation (TRGP). We have not changed our peer group index in the current period, except that Anadarko Petroleum Corporation (APC) has been removed as a result of its merger with Occidental Petroleum Corporation (OXY). This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) comparable industries, (ii) similar market capitalization and (iii) similar operational characteristics, capital intensity, business and operating risks.
Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019
Tellurian Inc.	100	8	155	134	95	100
Russell 2000	100	94	113	127	112	138
Peer Group	100	55	75	81	73	72
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below (in thousands, except per share amounts) are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes. We have derived the selected financial data presented below as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 (the “Successor”) from our Consolidated Financial Statements and related notes included in this report. We have derived the selected financial data for the Successor as of December 31, 2017 and 2016 and for the year ended December 31, 2016 from financial statements that are not included in this report. We have derived the selected financial data presented below as of April 9, 2016 and December 31, 2015 and for the period from January 1, 2016 to April 9, 2016 and for the year ended December 31, 2015 (the “Predecessor”) from financial statements that are not included in this report. See Explanatory Note in Item 7.

	Successor				Predecessor
	Year Ended December 31,				For the period from January 1, 2016 through April 9, 2016	Year Ended December 31, 2015
	2019	2018	2017	2016
Total revenue	$28,774	$10,286	$5,441	$—	$31	$1,686
Income (loss) from operations	(145,859)	(127,720)	(238,567)	(93,730)	(638)	105
Net income (loss)	(151,767)	(125,745)	(231,459)	(96,655)	(638)	105
Net loss per common share - basic and diluted	(0.69)	(0.59)	(1.23)	(1.01)	na*	na*

	Successor				Predecessor
	Year Ended December 31,				April 9,	December 31,
	2019	2018	2017	2016	2016	2015
Cash and cash equivalents	$64,615	$133,714	$128,273	$21,398	$210	$589
Property, plant and equipment, net	153,040	130,580	115,856	10,993	480	148
Deferred engineering costs	106,425	69,000	18,000	—	—	—
Non-current restricted cash	3,867	49,875	—	—	—	—
Total assets	382,322	408,548	276,823	39,078	1,108	1,137
Short-term borrowings	78,528	—	—	—	—	—
Long-term borrowings	58,121	57,048	—	—	—	—

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
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and three related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and certain natural gas production assets collectively as the “Driftwood Project”. We currently estimate the total cost of the Driftwood Project to be approximately $28.9 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. Our Business may be developed in phases.
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
The proposed Pipeline Network is currently expected to consist of three pipelines, the Driftwood pipeline, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline. The Driftwood pipeline will be a 96-mile large diameter pipeline that will interconnect with 14 existing interstate pipelines throughout southwest Louisiana to secure adequate natural gas feedstock for the Driftwood terminal. The Driftwood pipeline will be comprised of 48-inch, 42-inch and 36-inch diameter pipeline segments and three compressor stations totaling approximately 274,000 horsepower, all as necessary to provide approximately 4 Bcf/d of average daily natural gas transportation service. We estimate construction costs for the Driftwood pipeline of up to approximately $2.3 billion before owners’ costs, financing costs and contingencies.
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
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,260 net acres and 67 producing wells (21 operated) located in the Haynesville Shale trend of northern Louisiana.
In connection with the implementation of our Business, we are offering limited partnership interests in a subsidiary, Driftwood Holdings LP (“Driftwood Holdings”), which will own the Driftwood Project. Partners will contribute cash in exchange for equity in Driftwood Holdings and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal. We plan to retain a portion of the ownership in Driftwood Holdings and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors for Driftwood Holdings. We also continue to develop our LNG marketing activities as described below in “Overview of Significant Events — Significant Transactions — LNG Marketing.”
Overview of Significant Events
Driftwood Project. On July 10, 2019, Driftwood Holdings entered into an equity capital contribution agreement (the “Contribution Agreement”) with Total Delaware, Inc., a subsidiary of Total S.A. (“Total”), whereby Total agreed to make a $500.0 million capital commitment to Driftwood Holdings in exchange for Class A limited partnership interests in Driftwood Holdings. The closing of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase 1” of the Driftwood Project. Subject to the terms and conditions of the Contribution Agreement, upon the occurrence of FID with respect to Phase 1 of the Driftwood Project, Total Gas & Power North America, Inc., a subsidiary of Total S.A. (“Total Gas & Power”) and Driftwood LNG LLC, a subsidiary of the Company (“Driftwood LNG”), will enter into a sale and purchase agreement pursuant to which Total Gas & Power will be obligated to purchase from Driftwood LNG approximately 1.0 Mtpa of LNG from the Driftwood terminal.
Also on July 10, 2019, Tellurian Trading UK Ltd, a wholly owned subsidiary of the Company (“Tellurian Trading”), and Total Gas & Power entered into a sale and purchase agreement pursuant to which Total Gas & Power has the obligation to purchase from Tellurian Trading approximately 1.5 Mtpa of LNG on a FOB basis at prices based on the JKM index price, subject to the terms and conditions of the agreement.

2019 Term Loan. On May 23, 2019, Driftwood Holdings entered into a one-year senior secured term loan credit agreement (the “2019 Term Loan”) in the principal amount of $60.0 million. Fees of approximately $2.2 million were capitalized as deferred financing costs. The 2019 Term Loan agreement provided Driftwood Holdings the right to borrow an additional $15.0 million by August 31, 2019, subject to certain criteria being met. On July 11, 2019, all of the criteria were met and on July 16, 2019, Driftwood Holdings borrowed the additional funds. Amounts borrowed under the 2019 Term Loan bear a fixed annual interest rate of 12%, of which 4% may be added by Driftwood Holdings to the principal as paid-in-kind interest. Furthermore, upon the maturity of the 2019 Term Loan, Driftwood Holdings will incur a final payment fee equal to 20% of the principal amount funded less certain deferred financing costs and cash interest paid. In conjunction with the 2019 Term Loan, the Company issued a Common Stock Purchase Warrant (the “Warrant”) to the lender. As discussed in Note 12, Stockholders’ Equity, of our Notes to Consolidated Financial Statements, the estimated fair value of the Warrant of approximately $3.3 million has been recognized as an original issue discount related to the 2019 Term Loan.
LNG Marketing.    On April 23, 2019, in furtherance of our strategy of developing our LNG marketing activities, we entered into a master LNG sale and purchase agreement and related confirmation notices (collectively, the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we have committed to purchase one cargo of LNG per quarter beginning in June 2020 through October 2022 under DES terms. The price for each cargo will be based on the JKM price in effect at the time of each purchase. Refer to “—Driftwood Project” above for additional sale and purchase agreements executed in conjunction with the development of our Business.
Regulatory Developments. On April 18, 2019, FERC issued the order granting authorization for the Company to construct and operate the Driftwood terminal and the Driftwood pipeline. On May 2, 2019, the DOE/FE issued an order authorizing the Company to export to Non-FTA countries. On May 3, 2019, the USACE issued the Section 10/Section 404 permit authorizing activities within “Waters of the U.S.” These three permits, along with the DOE/FE authorization for export to FTA countries, air permits issued by the Louisiana Department of Environmental Quality, and the Coastal Use Permit issued by the Louisiana Department of Natural Resources are the most significant permits required for construction and operation of the Driftwood terminal and Driftwood pipeline. On August 8, 2019, the Company submitted a request to initiate the FERC pre-filing review process for the Permian Global Access Pipeline, which FERC accepted and granted entry into on September 13, 2019.
Stock Purchase Agreement. On April 3, 2019, we entered into a Common Stock Purchase Agreement with Total, pursuant to which Total agreed to purchase, and the Company agreed to issue and sell in a private placement to Total, approximately 19.9 million shares of our common stock in exchange for a cash purchase price of approximately $10.06 per share, which will generate aggregate gross proceeds of approximately $200.0 million (the “Private Placement”). The closing of the Private Placement is subject to the satisfaction of certain closing conditions, including Tellurian reaching an affirmative FID with respect to “Phase I” of the Driftwood Project.
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $64.6 million of cash and cash equivalents as of December 31, 2019 on a consolidated basis, of which approximately $27.1 million is maintained at a wholly owned subsidiary of Tellurian Production Holdings LLC. We also have the ability to raise funds through common or preferred stock issuances, debt financings, an at-the-market equity offering program or the sale of assets. We maintain an at-the-market equity offering program through Credit Suisse Securities (USA) LLC under which we have remaining availability to raise aggregate sales proceeds of up to $189.7 million.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash used in operating activities	$(113,008)	$(103,752)	$(109,229)
Cash used in investing activities	(65,943)	(21,687)	(95,565)
Cash provided by financing activities	63,844	180,755	311,669

Net increase (decrease) in cash, cash equivalents and restricted cash	(115,107)	55,316	106,875
Cash, cash equivalents and restricted cash, beginning of the period	183,589	128,273	21,398
Cash, cash equivalents and restricted cash, end of the period	$68,482	$183,589	$128,273

Net working capital	$(50,344)	$87,664	$81,393
Cash used in operating activities for the year ended December 31, 2019 increased approximately $9.3 million compared to the same period in 2018 due to an overall increase in disbursements in the normal course of business.
Cash used in investing activities for the year ended December 31, 2019 increased approximately $44.3 million compared to the same period in 2018. This increase was predominantly driven by increased natural gas development activities of $37.0 million and payments of $16.0 million related to deferred engineering costs that were mostly settled as a non-cash transaction through the issuance of preferred stock in the prior period. This increase was partially offset by approximately $8.0 million of cash inflows in connection with the sale of Magellan Petroleum UK, as discussed in Note 5, Property, Plant and Equipment, of our Notes to Consolidated Financial Statements.
Cash provided by financing activities for the year ended December 31, 2019 decreased approximately $116.9 million compared to the same period in 2018. This decrease primarily relates to the absence of a public equity offering, including the exercise of an overallotment option, which contributed approximately $129.7 million, as discussed in Note 12, Stockholders’ Equity, of our Notes to Consolidated Financial Statements. This decrease was partially offset by an increase of $15.5 million in net proceeds received from a term loan.
Cash used in operating activities for the year ended December 31, 2018 decreased approximately $5.5 million compared to the same period in 2017. The decrease in cash used in operating activities primarily relates to the absence of one-time Merger-related expenses of approximately $4.9 million.
Cash used in investing activities for the year ended December 31, 2018 decreased approximately $73.9 million compared to the same period in 2017, primarily due to reduced acquisition and development activities related to natural gas properties. During 2018, we invested approximately $13.5 million in such activities compared to approximately $90.1 million in 2017.
Cash provided by financing activities for the year ended December 31, 2018 decreased approximately $130.9 million compared to the same period in 2017. The decrease is primarily attributable to lower funds generated from the issuance of common stock through equity offerings and our at-the-market equity program, which resulted in net proceeds of approximately $129.7 million in 2018 compared to approximately $312.5 million in 2017. The decrease in cash provided by financing activities was partially offset by approximately $56.8 million in proceeds from the 2018 Term Loan.
Borrowings
As of December 31, 2019, we had total indebtedness of approximately $136.6 million, all of which was secured indebtedness. At December 31, 2019, we were in compliance with the covenants under all of our senior secured term loan credit agreements. For additional details regarding our borrowing activity, refer to Note 10, Borrowings, of our Notes to Consolidated Financial Statements.
Contractual Obligations
We are obligated to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2019 (in thousands):

	Payments Due By Period
	Total	2020	2021-2022	2023-2024	Thereafter
2018 term loan (1)	$69,551	$5,458	$64,093	$—	$—
2019 term loan (1)	87,504	87,504	—	—	—
Deferred engineering	21,728	21,728	—	—	—
Lease obligations	77,515	6,186	9,424	9,258	52,647
Total	$256,298	$120,876	$73,517	$9,258	$52,647

(1) Includes principal and the related interest
As discussed in Note 10, Borrowings, of our Notes to Consolidated Financial Statements, the 2019 Term Loan is scheduled to mature on May 23, 2020. We do not have sufficient cash on hand or available liquidity that can be utilized to repay the 2019 Term Loan or fund future operations. However, we are permitted to extend the May 23, 2020 maturity date for up to twelve months upon the satisfaction of certain conditions, which have not yet been satisfied. We are planning to generate proceeds from various potential financing transactions, such as issuances of equity, equity-linked and debt securities or similar transactions, including our at-the-market program and have determined it is probable that such proceeds will satisfy our obligations and fund working capital needs for at least twelve months following the issuance of the financial statements.
In addition to the above, on April 23, 2019, we entered into a master LNG sale and purchase agreement and related confirmation notices (collectively, the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we committed to purchase one cargo of LNG per quarter, based on the JKM price in effect at the time of each purchase, beginning in June 2020 through October 2022.
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
We estimate construction costs of approximately $15.5 billion, or $561 per tonne, for the Driftwood terminal and up to approximately $2.3 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies. We also are in the preliminary routing stage of developing the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, which combined are estimated to cost approximately $5.6 billion before owners’ costs, financing costs and contingencies. In addition, the natural gas production activities we are pursuing will require considerable capital resources. We anticipate funding our more immediate liquidity requirements relative to the detailed engineering work and other developmental and general and administrative costs through the use of cash from the completed equity issuances and the 2019 Term Loan discussed above and future issuances of securities by us.
Consistent with its overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its short- and medium-term capital requirements. We have elected following discussion with certain investors not to pursue a marketed equity-linked offering at this time in light of commercial developments that may impact the value of the Company. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.
We currently expect that our long-term capital requirements will be financed by proceeds from future debt, equity and/or equity-linked transactions. In addition, part of our financing strategy is expected to involve seeking equity investments by LNG customers at a subsidiary level. If the types of financing we expect to pursue are not available, we will be required to seek alternative sources of financing, which may not be available on acceptable terms, if at all.
Results of Operations
The following table summarizes costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total revenue	$28,774	$10,286	$5,441
Cost of sales	7,071	6,115	7,565
Development expenses	59,629	44,034	59,498
Depreciation, depletion and amortization	20,446	1,567	479
General and administrative expenses	87,487	81,777	98,874
Impairment charge and loss on transfer of assets	—	4,513	—
Goodwill impairment	—	—	77,592
Loss from operations	(145,859)	(127,720)	(238,567)
Gain on preferred stock exchange feature	—	—	2,209
Interest income (expense), net	(16,355)	1,574	1,022
Other income, net	10,447	211	4,062
Income tax benefit (provision)	—	190	(185)
Net loss	$(151,767)	$(125,745)	$(231,459)
Our consolidated net loss was approximately $151.8 million for the year ended December 31, 2019, compared to a net loss of approximately $125.8 million for the same period of 2018. This $26.0 million increase in net loss was primarily a result of the following:

•
Cost of sales during 2019 increased by approximately $1.0 million primarily due to an increase in gathering and transportation costs of $4.4 million as a result of the increase in natural gas production during the year. The increase in cost of sales was offset by the absence of $3.4 million in costs related to our LNG marketing activities that were incurred in 2018.

•
Development expenses during 2019 increased by approximately $15.6 million compared to the same period in 2018 as a result of an overall increase in development activities associated with the Driftwood Project.

•	DD&A during 2019 increased by approximately $18.9 million compared to the same period in 2018 due to the increase in natural gas production.

•	General and administrative expenses increased by approximately $5.7 million due to increased personnel costs and marketing activities when compared to the same period in 2018.

•
The $17.9 million increase in interest expense, net, is primarily attributable to (i) the recognition of interest expenses on the 2018 Term Loan, which was only partially present in the prior period, and (ii) the 2019 Term Loan, which was not in place in the prior period.

The increase in net loss was partially offset by (i) increase in revenues of approximately $18.5 million due to higher natural gas production volumes that led to the increase in natural gas sales; (ii) absence of an impairment charge and loss on transfer of assets of approximately $4.5 million in the prior period; and (iii) increase in other income, net, of approximately $10.2 million predominantly due to the (a) recognition of approximately $4.2 million of gain on the sale of Magellan Petroleum UK and (b) approximately $7.1 million of gains on financial instruments not designated as hedges, each as outlined in Note 5, Property, Plant and Equipment, and Note 8, Financial Instruments, respectively, of the Notes to Consolidated Financial Statements included in this report.
Our consolidated net losses were approximately $125.7 million and $231.5 million for the years ended December 31, 2018 and 2017, respectively. The decrease in net loss of $105.7 million was primarily attributable to the absences of a $77.6 million goodwill impairment charge that was incurred in 2017. The decrease in our net loss was also a result of the following:

•
Revenue during the year ended December 31, 2018 increased approximately $4.8 million compared to the same period in 2017, primarily due to the increase in natural gas revenue as a result of a full year of operations and participation in certain wells that became operational in 2018.

•
The $15.5 million decrease in development expenses was primarily due to the nature of services related to our largest development vendor, Bechtel. The services Bechtel provided during the year ended December 31, 2018, which primarily consisted of detailed engineering services for the Driftwood terminal, are being capitalized, whereas the FEED studies on the Driftwood Project were expensed during the same period in 2017. For more information regarding the detailed engineering services provided by Bechtel, see Note 6, Deferred Engineering Costs, of our Notes to Consolidated Financial Statements included in this report.

•
The $17.1 million decrease in general and administrative expenses was attributable to a decrease in share-based compensation and share-based payments to vendors, partially offset by an increase in compensation expense due to an overall increase in headcount when compared to the same period in 2017.

The decrease in net loss for the year ended December 31, 2018 was partially offset by the following:

•	Approximately $2.7 million and $1.8 million resulting from the impairment of certain non-producing proved properties and loss on the transfer of the Australian exploration permit, respectively.

•
Other income, net for the year ended December 31, 2018 decreased approximately $3.9 million compared to the same period in 2017. The decrease was primarily attributable to an absence of a gain on sale of securities of approximately $3.5 million in 2017.

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Commitments and Contingencies
The information set forth in Note 11, Commitments and Contingencies, to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
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
We believe that the following discussion addresses our critical accounting policies, which are those that require our most difficult, subjective or complex judgments about future events and related estimations that are fundamental to our results of operations.
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
Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Deferred tax assets are reduced by a valuation allowance if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets.

We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2019 and 2018. We intend to maintain a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of these allowances.
Reserves Estimates
Proved reserves are the estimated quantities of natural gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, because we use the units-of-production method to deplete our natural gas properties, the quantity of reserves could significantly impact our DD&A expense. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Finally, these reserves are the basis for our supplemental natural gas disclosures. See Item 1 and 2 — Our Business and Properties for additional information on our estimate of proved reserves.
Impairments
When there are indicators that our proved natural gas properties carrying value may not be recoverable, we compare expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows, based on our estimates of (and assumptions regarding) future natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the income approach in accordance with GAAP. Estimates of undiscounted future cash flows require significant judgment, and the assumptions used in preparing such estimates are inherently uncertain. The impairment review includes cash flows from proved developed and undeveloped reserves, including any development expenditures necessary to achieve that production. Additionally, when probable and possible reserves exist, an appropriate risk-adjusted amount of these reserves may be included in the impairment calculation. In addition, such assumptions and estimates are reasonably likely to change in the future. See Note 2, Merger, to the Consolidated Financial Statements included in this report for information regarding the historical impairment of goodwill.
Share-Based Compensation
Share-based compensation transactions are measured based on the grant-date estimated fair value. For awards containing only service conditions or performance conditions deemed probable of occurring, the fair value is recognized as expense over the requisite service period using the straight-line method. We recognize compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance condition will be achieved. For awards where the performance or market condition is not considered probable, compensation cost is not recognized until the performance or market condition becomes probable. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjust compensation cost based on our probability assessment. We recognize forfeitures as they occur.
Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 20, Recent Accounting Standards, to the Consolidated Financial Statements included in this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
TELLURIAN INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Tellurian Inc.’s internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of Tellurian Inc.’s internal control over financial reporting as of December 31, 2019, as stated in their report on page 47.

/s/ Meg A. Gentle	/s/ Antoine J. Lafargue	/s/ Khaled A. Sharafeldin
Meg A. Gentle	Antoine J. Lafargue	Khaled A. Sharafeldin
President and Chief Executive Officer (as Principal Executive Officer)	Senior Vice President and Chief Financial Officer (as Principal Financial Officer)	Chief Accounting Officer (as Principal Accounting Officer)

Houston, Texas
February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Proved Oil and Gas Properties and Depletion - Crude Oil and Condensate, NGLs, and Natural Gas Reserves - Refer to Note 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s proved crude oil and condensate, NGLs and natural gas properties are depleted using the successful efforts method and are evaluated for impairment by comparison to the future cash flows of the underlying oil and natural gas reserves. The development of the Company’s oil and natural gas reserve quantities and the related future cash flows requires management to make significant estimates and assumptions related to the five-year development plan for proved undeveloped reserves and future oil and natural gas prices. The Company engages an independent reserve engineer to estimate oil and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and any proved oil and gas impairment. Proved oil and gas properties were $142.5 million as of December 31, 2019, and depletion expense was $19.7 million for the year then ended. No impairment was recognized during 2019.
Given the significant judgments made by management, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related net cash flows including management’s estimates and assumptions related to the five-year development rule and future oil and natural gas prices, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to crude oil and condensate, NGLs, and natural gas reserves included the following, among others:

•
We tested the effectiveness of controls related to the Company’s estimation of oil and gas properties reserve quantities and the related future cash flows, including controls relating to the five-year development plan and future oil and condensate, NGLs and natural gas prices.

•	We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:

◦	Historical conversions of proved undeveloped reserves.

◦	Compared expected completion date of proved undeveloped reserves in the current year against the completion date the year the reserves were added to the development plan.

•	We evaluated the reasonableness of future oil and natural gas prices by comparing such amounts to:

◦	Forward published pricing indexes.

◦	Historical realized price differentials.

•	We evaluated the reasonableness of capital expenditures by comparing to historical wells drilled.

•	We evaluated the experience, qualifications and objectivity of management’s expert, an independent reservoir engineering firm, including performing analytical procedures on the reserve quantities.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2020

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinions on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 24, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2020

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$64,615	$133,714
Accounts receivable	5,006	1,498
Accounts receivable due from related parties	1,316	1,316
Prepaid expenses and other current assets	11,298	3,906
Total current assets	82,235	140,434

Property, plant and equipment, net	153,040	130,580
Deferred engineering costs	106,425	69,000
Non-current restricted cash	3,867	49,875
Other non-current assets	36,755	18,659
Total assets	$382,322	$408,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,048	$11,597
Accrued and other liabilities	33,003	41,173
Senior secured term loan	78,528	—
Total current liabilities	132,579	52,770

Long-term liabilities:
Senior secured term loan	58,121	57,048
Other non-current liabilities	25,337	796
Total long-term liabilities	83,458	57,844

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 400,000,000 authorized: 242,207,522 and 240,655,607 shares outstanding, respectively	2,211	2,195
Additional paid-in capital	769,639	749,537
Accumulated deficit	(605,626)	(453,859)
Total stockholders’ equity	166,285	297,934
Total liabilities and stockholders’ equity	$382,322	$408,548

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Natural gas sales	$28,774	$4,423	$503
LNG sales	—	2,689	3,273
Other LNG revenue	—	3,174	1,665
Total revenue	28,774	10,286	5,441

Operating costs and expenses:
Cost of sales	7,071	6,115	7,565
Development expenses	59,629	44,034	59,498
Depreciation, depletion and amortization	20,446	1,567	479
General and administrative expenses	87,487	81,777	98,874
Impairment charge and loss on transfer of assets	—	4,513	—
Goodwill impairment	—	—	77,592
Total operating costs and expenses	174,633	138,006	244,008

Loss from operations	(145,859)	(127,720)	(238,567)

Gain on preferred stock exchange feature	—	—	2,209
Interest income (expense), net	(16,355)	1,574	1,022
Other income, net	10,447	211	4,062

Loss before income taxes	(151,767)	(125,935)	(231,274)
Income tax benefit (provision)	—	190	(185)
Net loss	$(151,767)	$(125,745)	$(231,459)

Net loss per common share:
Basic and diluted	$(0.69)	$(0.59)	$(1.23)

Weighted average shares outstanding:
Basic and diluted	218,548	211,574	188,536

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
	Common Stock		Treasury Stock		Convertible Preferred Stock		Preferred Stock
	Shares	Par Value Amount	Shares	Cost	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2017	109,609	$101	—	$—	5,468	$5	—	$—	$102,148	$(96,655)	$5,599
Merger adjustments	51,540	1,390	(1,209)	—	—	—	—	—	86,533	—	87,923
Share-based compensation	9,350	16	—	—	—	—	—	—	23,003	—	23,019
Issuance of common stock	46,373	465	—	—	—	—	—	—	311,459	—	311,924
Share-based payments	1,700	17	—	—	—	—	—	—	21,148	—	21,165
Reclass of embedded derivative	—	—	—	—	—	—	—	—	6,544	—	6,544
Treasury stock	—	—	(82)	(828)	—	—	—	—	—	—	(828)
Retirement of treasury stock	(1,291)	(1)	1,291	828	—	—	—	—	(827)	—	—
Exchange from Series A preferred stock	—	—	—	—	(5,468)	(5)	—	—	—	—	(5)
Exchange to Series B preferred stock	—	—	—	—	5,468	55	—	—	(50)	—	5
Exchange from Series B to common stock	5,468	55	—	—	(5,468)	(55)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(231,459)	(231,459)
BALANCE AT DECEMBER 31, 2017	222,749	$2,043	—	$—	—	$—	—	$—	$549,958	$(328,114)	$223,887
Issuance of common stock	13,500	135	—	—	—	—	—	—	129,575	—	129,710
Issuance of Series C preferred stock	—	—	—	—	—	—	6,124	61	49,905	—	49,966
Share-based compensation(1)	4,407	17	—	—	—	—	—	—	20,099	—	20,116
Net loss	—	—	—	—	—	—	—	—	—	(125,745)	(125,745)
BALANCE AT DECEMBER 31, 2018	240,656	$2,195	—	$—	—	$—	6,124	$61	$749,537	$(453,859)	$297,934
Share-based compensation (2)	1,352	15	—	—	—	—	—	—	15,934	—	15,949
Share-based payments	200	1	—	—	—	—	—	—	868	—	869
Issuance of common stock purchase warrant	—	—	—	—	—	—	—	—	3,300	—	3,300
Net loss	—	—	—	—	—	—	—	—	—	(151,767)	(151,767)
BALANCE AT DECEMBER 31, 2019	242,208	$2,211	—	$—	—	$—	6,124	$61	$769,639	$(605,626)	$166,285

(1) Includes settlement of 2017 bonus that was accrued for in December 2017.
(2) Includes settlement of 2018 bonus that was accrued for in December 2018.

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(151,767)	$(125,745)	$(231,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	20,446	1,567	479
Amortization of debt issuance costs, discounts and fees	10,148	267	—
Share-based compensation	4,238	5,126	23,019
Share-based payments	869	—	19,397
Impairment charge and loss on transfer of assets	—	4,513	—
Goodwill impairment	—	—	77,592
Gain on sale of assets	(4,218)	—	—
Gain on financial instruments not designated as hedges	(3,443)	—	—
Gain on Series A convertible preferred stock exchange feature	—	—	(2,209)
Gain on sale of securities	—	—	(3,481)
Other	(459)	—	—
Net changes in working capital (Note 18)	11,178	10,520	7,433
Net cash used in operating activities	(113,008)	(103,752)	(109,229)
Cash flows from investing activities:
Cash received in acquisition	—	—	56
Acquisition and development of natural gas properties	(45,354)	(8,356)	(90,099)
Deferred engineering costs	(25,997)	(10,000)	(9,000)
Proceeds from sale of assets	8,140	167	—
Purchase of property - land (Note 18)	(180)	(3,498)	—
Purchase of property and equipment	(2,552)	—	(1,114)
Proceeds from sale of available-for-sale securities	—	—	4,592
Net cash used in investing activities	(65,943)	(21,687)	(95,565)
Cash flows from financing activities:
Proceeds from borrowing under term loan	75,000	59,400	—
Payments of term loan financing costs	(2,246)	(2,621)	—
Proceeds from the issuance of common stock	—	133,800	318,204
Tax payments for net share settlement of equity awards (Note 18)	(6,686)	(5,734)	(828)
Payments of finance lease principal	(2,224)	—	—
Equity offering costs	—	(4,090)	(5,707)
Net cash provided by financing activities	63,844	180,755	311,669

Net increase (decrease) in cash, cash equivalents and restricted cash	(115,107)	55,316	106,875
Cash, cash equivalents and restricted cash, beginning of period	183,589	128,273	21,398
Cash, cash equivalents and restricted cash, end of period	$68,482	$183,589	$128,273
Supplementary disclosure of cash flow information:
Interest paid	$(8,414)	$(1,174)	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Tellurian Inc., a Delaware corporation based in Houston, Texas (“Tellurian”), plans to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian is developing a portfolio of natural gas production, LNG marketing, and infrastructure assets including an LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana. Tellurian intends to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” In addition to the Driftwood pipeline, the Pipeline Network is expected to include two pipelines, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, both of which are currently in the early stages of development. The Driftwood terminal, the Pipeline Network and certain natural gas production assets are referred to collectively as the “Driftwood Project.”
On February 10, 2017 (the “Merger Date”), Tellurian Investments Inc. (“Tellurian Investments”) completed a merger (the “Merger”) with a subsidiary of Magellan Petroleum Corporation (“Magellan”). Magellan changed its corporate name to Tellurian Inc. shortly after completing the Merger. The Merger was accounted for as a “reverse acquisition,” with Tellurian Investments being treated as the accounting acquirer. Subsequent to the Merger Date, the consolidated information relates to the consolidated entities of Tellurian Inc., with Magellan reflected as the accounting acquiree. In connection with the Merger, each issued and outstanding share of Tellurian Investments common stock was exchanged for 1.3 shares of Magellan common stock. All share and per share amounts in the Consolidated Financial Statements and related notes have been retroactively adjusted for all periods presented to give effect to this exchange, including reclassifying an amount equal to the change in par value of common stock from additional paid-in capital.
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
Basis of Presentation
Our Consolidated Financial Statements were prepared in accordance with GAAP. The Consolidated Financial Statements include the accounts of Tellurian Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity
Our Consolidated Financial Statements were prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Consolidated Financial Statements, we have generated losses from operations, negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues sufficient to cover our operating costs. In addition, and as discussed in Note 10, Borrowings, the 2019 Term Loan, is scheduled to mature on May 23, 2020. We do not have sufficient cash on hand or available liquidity that can be utilized to repay the 2019 Term Loan or fund future operations. However, we are permitted to extend the May 23, 2020 maturity date for up to twelve months upon the satisfaction of certain conditions, which have not yet been satisfied. We are also planning to generate proceeds from various potential financing transactions, such as issuances of equity, equity-linked and debt securities or similar transactions, including our at-the-market program and have determined it is probable that such proceeds will satisfy our obligations and fund working capital needs for at least twelve months following the issuance of the financial statements.
Segments
Management allocates resources and assesses financial performance on a consolidated basis. As such, for the purposes of financial reporting under GAAP during the years ended December 31, 2019, 2018 and 2017, the Company operated as a single operating segment.
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 3 inputs are inputs that are not observable in the market.
Goodwill
The Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
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
The performance obligations for the sale of natural gas and LNG are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas or LNG is delivered to the designated sales point. We exclude all taxes from the measurement of the transaction price.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Non-current restricted cash on our Consolidated Balance Sheets.
Concentration of Cash
We maintain cash balances and restricted cash at financial institutions, which may, at times, be in excess of federally insured levels. We have not incurred losses related to these balances to date.
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
Changes in the fair value of our derivative instruments are recorded in earnings, and, at present, we have elected not to apply hedge accounting. See Note 8, Financial Instruments, for additional details about our derivative instruments.
Property, Plant and Equipment
Natural gas development and production activities are accounted for using the successful efforts method of accounting. Costs incurred to acquire a property (whether proved or unproved) are capitalized when incurred. Costs to develop proved reserves are capitalized and we deplete our natural gas reserves using the units-of-production method.
Fixed assets are recorded at cost. We depreciate our property, plant and equipment, excluding land, using the straight-line depreciation method over the estimated useful life of the asset. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed, and the resulting gains or losses are recorded in our Consolidated Statements of Operations. Management tests property, plant and equipment for impairment whenever there are indicators that the carrying amount of property, plant and equipment might not be recoverable.
Accounting for LNG Development Activities
As we have been in the preliminary stage of developing the Driftwood terminal, substantially all the costs related to such activities have been expensed. These costs primarily include professional fees associated with FEED studies and applying to FERC for authorization to construct our terminal and other required permitting for the Driftwood Project.
Costs incurred in connection with a project to develop the Driftwood terminal shall generally be treated as development expenses until the project has reached the notice-to-proceed state (“NTP State”) and the following criteria (the “NTP Criteria”)

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been achieved: (i) regulatory approval has been received, (ii) financing for the project has been secured and (iii) management has committed to commence construction. In addition to the above, certain costs incurred prior to achieving the NTP State will be capitalized though the NTP Criteria have not been met. Costs to be capitalized prior to achieving the NTP State include land purchase costs, land improvement costs, costs associated with preparing the facility for use and any fixed structure construction costs (fence, storage areas, drainage, etc.). Furthermore, activities directly associated with detailed engineering and/or facility designs shall be capitalized. For additional details regarding capitalized amounts, please refer to Note 6, Deferred Engineering Costs.
Debt
Discounts, fees and expenses incurred with the issuance of debt are amortized over the term of the debt. These amounts are presented as a reduction of senior secured term loans on the accompanying Consolidated Balance Sheets. See Note 10, Borrowings, for additional details about our senior secured term loans.
Leases
We adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, utilizing the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustment to prior periods. In addition, we elected the transition package of practical expedients upon adoption which, among other things, allowed us not to reassess the historical lease classification. For additional details, refer to Note 17, Leases.
Share-Based Compensation
Share-based compensation transactions are measured based on the grant-date estimated fair value. For awards containing only service conditions or performance conditions deemed probable of occurring, the fair value is recognized as expense over the requisite service period using the straight-line method. We recognize compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance condition will be achieved. For awards where the performance or market condition is not considered probable, compensation cost is not recognized until the performance or market condition becomes probable. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjust compensation cost based on our probability assessment. We recognize forfeitures as they occur.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
Pro Forma Results
The following table provides unaudited pro forma results for the year ended December 31, 2017, as if the Merger occurred as of January 1, 2017 (in thousands, except per-share amounts):

Pro forma net loss	$(235,201)
Pro forma net loss per basic share	$(1.24)
Pro forma basic and diluted weighted average common shares outstanding	189,246

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The unaudited pro forma results include adjustments for the historical net loss of Magellan as well as an increase in compensation expense associated with the addition of three new directors. The pro forma information is provided for informational purposes only and is not necessarily indicative of what Tellurian’s results of operations would have been if the Merger had occurred on January 1, 2017. Following the Merger Date, approximately $0.8 million of net loss related to the acquired activities has been included in our Consolidated Financial Statements.
NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$1,234	$2,279
Deposits	364	1,336
Future proceeds from sale of Magellan Petroleum UK (Note 5)	1,384	—
Tradable equity securities (Note 5)	5,069	—
Derivative asset, net - current (Note 8)	3,121	—
Other current assets	126	291
Total prepaid expenses and other current assets	$11,298	$3,906

NOTE 4 — TRANSACTIONS WITH RELATED PARTIES
Accounts Receivable due from Related Parties
Tellurian’s accounts receivable due from related parties primarily consists of tax indemnities from employees who received share-based compensation in 2016.
Other
A member of our board of directors is a partner at a law firm that has provided legal services to the Company. Fees incurred for such services were approximately $0.4 million, $0.1 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and natural gas properties, as shown below (in thousands):

	December 31,
	2019	2018
Land	$13,808	$13,276
Proved properties	142,494	101,459
Unproved properties	—	10,204
Wells in progress	57	4,660
Corporate and other	5,285	2,905
Total property, plant and equipment, at cost	161,644	132,504
Right of use asset — finance leases (Note 17)	13,437	—
Accumulated depreciation and depletion	(22,041)	(1,924)
Total property, plant and equipment, net	$153,040	$130,580

Depreciation and depletion expenses for the years ended December 31, 2019, 2018 and 2017 were approximately $20.4 million, $1.5 million and $0.5 million, respectively.
Land
We own land in Louisiana for the purpose of constructing the Driftwood Project.
Proved Properties
We own producing and non-producing acreage in northern Louisiana.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Unproved Properties
On September 10, 2019 (the “Sale Closing Date”), we sold our wholly-owned subsidiary, Magellan Petroleum (UK) Investments Holdings Limited (“Magellan Petroleum UK”), to a third party for approximately $14.8 million. The assets and liabilities of Magellan Petroleum UK consisted predominantly of non-operated interests in the Weald Basin, United Kingdom. As of December 31, 2019, we have received consideration of $6.2 million in cash and the equivalent of $7.4 million in the purchaser’s publicly traded equity securities (“Tradable Equity Securities”), which are measured at fair value and represent a Level 1 instrument in the fair value hierarchy. We are due to receive the remaining $1.2 million on or before March 31, 2020. The sale of Magellan Petroleum UK generated an overall gain of approximately $4.2 million, all of which has been recognized in the current period as Other income, net in our Consolidated Statements of Operations.
NOTE 6 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of $106.4 million at December 31, 2019 and $69.0 million at December 31, 2018 represent detailed engineering services related to the Driftwood terminal. The balance in this account will be transferred to construction in progress upon reaching an affirmative FID by the Company’s board of directors.
NOTE 7 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	December 31,
	2019	2018
Land lease and purchase options	$4,320	$4,115
Permitting costs	12,838	12,585
Right of use asset - operating leases (Note 17)	15,832	—
Other	3,765	1,959
Total other non-current assets	$36,755	$18,659

Land Lease and Purchase Options
We hold lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage. Upon exercise of the Options, the leases are subject to maximum terms of 50 years (inclusive of various renewals, at the option of the Company). Costs of the Options are amortized over the life of the lease once obtained or capitalized into the land if purchased.
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
NOTE 8 — FINANCIAL INSTRUMENTS
As discussed in Note 10, Borrowings, as part of entering into the senior secured term loan credit agreement in 2018, we are required to enter into and maintain certain hedging transactions. As a result, we use derivative financial instruments, namely over the counter (“OTC”) commodity swap instruments (“commodity swaps”), to maintain compliance with this covenant. We do not hold or issue derivative financial instruments for trading purposes.
Commodity swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity, and include basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices. The fair value of our commodity swaps is classified as Level 2 in the fair value hierarchy and is based on standard industry income approach models that use significant observable inputs, including, but not limited to, New York Mercantile Exchange (NYMEX) natural gas forward curves and basis forward curves, all of which are validated to external sources, at least monthly.
The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. These derivative instruments are reported as either current or non-current assets or liabilities, based on their maturity dates. The Company can net settle its derivative instruments at any time. As of December 31, 2019, we had a current asset, net of $3.1 million, and a non-current asset, net of $0.4 million, related to the fair value of the current and non-current portions of our commodity swaps.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Consolidated Statements of Operations. For the years ended December 31, 2019 and 2018, we recognized a realized gain of $3.7 million and a realized loss of $0.1 million, respectively and an unrealized gain of $3.4 million and $0.1 million, respectively, related to the changes in fair value of the commodity swaps in our Consolidated Statements of Operations. Derivative contracts that result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying Consolidated Statements of Cash Flows.
With respect to the commodity swaps, the Company hedged portions of expected sales of equity production and portions of its basis exposure cover approximately 11.4 Bcf and 11.4 Bcf of natural gas, respectively, as of December 31, 2019. The open positions at December 31, 2019 had maturities extending through September 2021.
NOTE 9 — ACCRUED AND OTHER LIABILITIES
The components of accrued and other liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Project development activities	$3,851	$8,879
Payroll and compensation	18,773	23,286
Accrued taxes	1,018	2,507
Professional services (e.g., legal, audit)	2,906	2,423
Lease liability - current (Note 17)	3,729	—
Other	2,726	4,078
Total accrued and other liabilities	$33,003	$41,173

NOTE 10 — BORROWINGS

		December 31, 2019		December 31, 2018
	Maturity	Interest Rate	Amount	Interest Rate	Amount
2019 Term Loan	May 2020 (1)	12% (2)	$84,955	—	$—
2018 Term Loan	September 2021	5%-8% + LIBOR (3)	60,000	5%-8% + LIBOR (3)	60,000
Unamortized deferred financing costs, discounts and fees			(8,306)		(2,952)
Total borrowings			$136,649		$57,048
(1) Subject to two six-month extensions if specific criteria are met.
(2) Of this amount, we may defer up to 4% each quarter as paid-in-kind interest.
(3) The applicable margin is 5% through the end of the first year from September 28, 2018 (the “Closing Date”), 7% through the end of the second year following the Closing Date and 8% thereafter.
As of December 31, 2019, the Company is in compliance with all covenants under its two credit agreements.
Short-term Borrowings — 2019 Term Loan
On May 23, 2019, Driftwood Holdings LP , a wholly owned subsidiary of the Company (“Driftwood Holdings”), entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million. Fees associated with entering into the 2019 Term Loan of approximately $2.2 million have been capitalized as deferred financing costs.
The 2019 Term Loan agreement provided Driftwood Holdings the right to borrow an additional $15.0 million by August 31, 2019, subject to certain criteria. On July 16, 2019, after all criteria were met, Driftwood Holdings borrowed the additional funds.
Borrowings under the 2019 Term Loan bear a fixed annual interest rate of 12%, of which 4% may be added by Driftwood Holdings to the outstanding principal as paid-in-kind interest at the end of each reporting period. This election was made in all of the 2019 reporting periods, which resulted in adding approximately $1.8 million to the outstanding principal of the 2019 Term Loan. The 2019 Term Loan can be terminated prior to maturity, only in full, without an early termination penalty. Pursuant to the

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

terms of the 2019 Term Loan, we are required to maintain an aggregate $30.0 million balance at each month end in accounts constituting collateral.
Upon maturity or early repayment of the 2019 Term Loan, Driftwood Holdings will also pay a final fee equal to 20% of the principal amount borrowed less financing costs and cash interest paid (the “Final Payment Fee”) to the lender. As of December 31, 2019, approximately $12.6 million related to the Final Payment Fee has been recognized as a discount to the 2019 Term Loan within our Consolidated Balance Sheets.
Borrowings under the 2019 Term Loan are guaranteed by Tellurian Inc. and certain of its subsidiaries and are secured by substantially all of the assets of Tellurian Inc. and certain of its subsidiaries, other than Tellurian Production Holdings LLC and its subsidiaries, under one or more security agreements and pledge agreements.
In conjunction with the 2019 Term Loan, the Company issued a Common Stock Purchase Warrant (the “Warrant”) to the lender. The fair value of the Warrant of approximately $3.3 million has been recognized as an original issue discount to the 2019 Term Loan. Refer to Note 12, Stockholders’ Equity, for further details.
Long-term Borrowings — 2018 Term Loan
On September 28, 2018 (the “Closing Date”), Tellurian Production Holdings LLC (“Production Holdings”), our wholly owned subsidiary, entered into a three-year senior secured term loan credit agreement (the “ 2018 Term Loan”) in an aggregate principal amount of $60.0 million.
Our use of proceeds from the 2018 Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself. As of December 31, 2019, the unused proceeds from the 2018 Term Loan were $3.9 million and are presented within Non-current restricted cash on our Consolidated Balance Sheet.
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
Borrowings Maturities
A summary of borrowings maturities as of December 31, 2019, is as follows (in thousands):

Principal Payments
2020	$76,773
2021	60,000
Total	$136,773

Fair Value
As of December 31, 2019 and 2018, the outstanding principal of the 2018 Term Loan approximated fair value as the interest rate for the 2018 Term Loan was reflective of market rates. As of December 31, 2019, the fair value of the 2019 Term Loan, on a discounted cash flow basis, was approximately $83.0 million as the 2019 Term Loan effective interest rate was higher than current market levels after giving effect to the Final Payment Fee. Both the 2018 Term Loan and the 2019 Term Loan represent Level 3 instruments in the fair value hierarchy.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In July 2017, Tellurian Investments Inc. (now known as Tellurian Investments LLC), Driftwood LNG, Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas between Cheniere Energy, Inc. and one of its affiliates, on the one hand (collectively, “Cheniere”), and Parallax Enterprises LLC and certain of its affiliates (not including Parallax Services LLC, now known as Tellurian Services LLC) on the other hand (collectively, “Parallax”). In October 2017, Driftwood Pipeline LLC and Tellurian Services LLC were also named by Cheniere as third-party defendants in the lawsuit. In April 2019, Charif Souki was also named by Cheniere as a third-party defendant in the lawsuit. Cheniere alleged that it entered into a note and a pledge agreement with Parallax. Cheniere claimed, among other things, that the third-party defendants tortiously interfered with the note and pledge agreement and aided in the fraudulent transfer of Parallax assets. Cheniere sought unspecified amounts of monetary damages and certain equitable relief.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In December 2019, Cheniere withdrew its claims against each of the three individuals other than Martin Houston named as third-party defendants in the lawsuit when it was first filed in July 2017. See Note 21, Subsequent Events, for further information.
Contractual Obligations
On April 23, 2019, we entered into a master LNG sale and purchase agreement and related confirmation notices (collectively, the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we committed to purchase one cargo of LNG per quarter, based on the JKM price in effect at the time of each purchase, beginning in June 2020 through October 2022.
NOTE 12 — STOCKHOLDERS’ EQUITY
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on the Nasdaq through Credit Suisse Securities (USA) LLC acting as sales agent. We have remaining availability under the at-the-market program to raise aggregate sales proceeds of up to $189.7 million.
Common Stock Purchase Warrant
As discussed in Note 10, Borrowings, on May 23, 2019 (the “Issuance Date”), in conjunction with the 2019 Term Loan, the Company issued the Warrant providing the lender with the right to purchase up to 1.5 million shares of our common stock at $10.00 per share. The Warrant is immediately exercisable and will expire five years after the Issuance Date. The Warrant was valued using a Black-Scholes option pricing model that resulted in a relative fair value of approximately $3.3 million on the Issuance Date and is not subject to subsequent remeasurement. The Warrant has been classified as equity and is recognized within Additional paid-in capital on our Consolidated Balance Sheets.
Preferred Stock
In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel Oil, Gas and Chemicals, Inc., a Delaware corporation (“Bechtel”), pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”). In exchange for the Preferred Stock, Bechtel provided $50.0 million in detailed engineering services for the Driftwood Project. See Note 6, Deferred Engineering Costs, for further information regarding the costs associated with the detailed engineering services.
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
In March 2017, GE Oil & Gas, Inc. (now known as GE Oil & Gas, LLC) (“GE”), as the holder of all 5.5 million outstanding shares of Tellurian Investments Series A convertible preferred stock (the “Tellurian Investments Preferred Shares”), exchanged those shares into an equal number of shares of Tellurian Inc. Series B convertible preferred stock (the “Series B Preferred Stock”) pursuant to the terms of the Tellurian Investments Certificate of Incorporation. The terms of the Series B Preferred Stock were substantially similar to those of the Tellurian Investments Preferred Shares. The Series B Preferred Stock was exchangeable at any time into shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments in certain circumstances.
The ability of GE to exchange the Tellurian Investments Preferred Shares into shares of Series B Preferred Stock or into shares of Tellurian common stock following the Merger required the fair value of such features to be bifurcated from the contract and recognized as an embedded derivative until the Merger Date.
The fair value of the embedded derivative was determined through the use of a model which utilizes certain observable inputs such as the price of Magellan common stock at various points in time and the volatility of Magellan common stock over an assumed half-year holding period from February 10, 2017. At the valuation date, the model also included (i) unobservable inputs related to the weighted probabilities of certain Merger-related scenarios and (ii) a discount for the lack of marketability determined through the use of commonly accepted methods. We have therefore classified the fair value measurements of this embedded derivative as Level 3 inputs. On the Merger Date, the embedded derivative was reclassified to additional paid-in capital in accordance with GAAP.
The following table summarizes the changes in fair value for the embedded derivative (in thousands):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

February 10, 2017
Fair value at the beginning of the period	$8,753
(Gain) loss on exchange feature	(2,209)
Fair value at the end of the period	$6,544

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
Retirement of Treasury Stock
In December 2017, the Company retired approximately 1.3 million shares of treasury stock. The retired shares were included in the Company’s pool of authorized unissued shares.
NOTE 13 — SHARE-BASED COMPENSATION
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
For the years ended December 31, 2019, 2018 and 2017, Tellurian recognized approximately $4.2 million, $5.1 million and $23.0 million, respectively, of share-based compensation expense related to all share-based awards. As of December 31, 2019, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $195.8 million.
Restricted Stock
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of certain restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock or a combination thereof. As of December 31, 2019, there was no Restricted Stock that would be required to be settled in cash.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

As of December 31, 2019, we had granted approximately 24.6 million shares of performance-based Restricted Stock, of which approximately 19.6 million shares will vest entirely based upon an affirmative FID by the Company’s board of directors, as defined in the award agreements, and approximately 4.4 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.6 million shares, will vest based on other criteria. As of December 31, 2019, no expense had been recognized in connection with performance-based Restricted Stock.
The fair value of the Restricted Stock was established by the market price on the date of grant and, for service-based awards, is being recognized as compensation expense ratably over the vesting term.
The following table provides a summary of our Restricted Stock transactions for the year ended December 31, 2019 (shares and units in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	24,384	$7.59
Granted (1)	635	8.53
Vested	(130)	9.24
Forfeited	(264)	12.04
Unvested at December 31, 2019	24,625	7.56

(1) The weighted-average per share grant date fair value of Restricted Stock granted during the years ended December 31, 2018 and 2017 was $11.02 and $9.59, respectively.
The total grant date fair value of restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was approximately $1.2 million, $2.5 million and $3.7 million, respectively.
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
The following table provides a summary of our stock option transactions for the year ended December 31, 2019 (stock options in thousands):

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	1,988	$10.32
Granted	—	—
Exercised	(7)	10.32
Forfeited or Expired	(80)	10.32
Outstanding at December 31, 2019	1,901	$10.32
Exercisable at December 31, 2019	1,268	$10.32

Valuation assumptions used to value stock options for the year ended December 31, 2017 (there were no stock options granted in 2019 or 2018), were as follows:

Expected term (in years)	6.0
Expected volatility	22.13%
Expected dividend yields	—%
Risk-free rate	2.05%

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Due to our limited history, the Company has elected to apply the simplified method to determine the expected term. Additionally, due to our limited history, expected volatility is based on the implied volatility of the Company’s peer group as identified by our board of directors. The expected dividend yield is based on historical yields on the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.
There were no stock options granted during the year ended December 31, 2019 or 2018. There were 2.0 million stock options granted during the year ended December 31, 2017, with the weighted average grant date per option fair value of $2.72. There were approximately 7 thousand options exercised during the year ended December 31, 2019. No stock options were exercised during the year ended December 31, 2018 or 2017.
NOTE 14 — SHARE-BASED PAYMENTS
For the years ended December 31, 2019, 2018 and 2017, Tellurian recognized approximately $0.9 million, $0.0 million and $19.4 million, respectively, as share-based expense for various third-party provided services.
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
NOTE 15 — INCOME TAXES
Income tax benefit (provision) included in our reported net loss consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	190	(185)
Total Current	—	190	(185)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	—
Total income tax benefit (provision)	$—	$190	$(185)

The sources of loss from operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(139,654)	$(115,137)	$(223,991)
Foreign	(12,113)	(10,798)	(7,283)
Total loss before income taxes	$(151,767)	$(125,935)	$(231,274)

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax benefit (provision) at U.S. statutory rate	$31,871	$26,446	$80,946
Share-based compensation	—	—	—
Impairment	—	—	(27,969)
Change in U.S. tax rate	—	—	(30,562)
Change in valuation allowance due to change in U.S. tax rate	—	—	30,562
U.S. state tax	7,529	7,955	—
Change in valuation allowance	(38,953)	(32,086)	(51,030)
Other	(447)	(2,125)	(2,132)
Total income tax benefit (provision)	$—	$190	$(185)

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Capitalized engineering costs	$27,705	$6,353
Capitalized start-up costs	17,747	19,290
Compensation and benefits	3,478	3,862
Net operating loss carryforwards and credits:
Federal	60,469	37,822
State	9,700	4,979
Foreign	4,087	2,392
Other, net	6,247	8,328
Deferred tax assets	129,433	83,026
Less valuation allowance	(121,980)	(83,026)
Deferred tax assets, net of valuation allowance	7,453	—

Deferred tax liabilities
Property and equipment	(7,453)	—
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017, and has several key provisions impacting the accounting for, and reporting of, income taxes. We incorporated the impact of the Act in our results of operations and, at December 31, 2017, we recorded a $30.6 million unfavorable impact on the Company’s gross U.S. deferred tax assets and a corresponding $30.6 million favorable impact to the valuation allowance. We have not recorded an adjustment to these amounts, and, as of December 31, 2018, our accounting for the impact of the Tax Act was complete.
As of December 31, 2019, we had federal, state and international net operating loss (“NOL”) carryforwards of $273.7 million, $191.3 million and $22.9 million, respectively. Approximately $205.1 million of these NOLs have an indefinite carryforward period. All other NOLs will expire between 2036 and 2037.
Due to our historical losses and other available evidence related to our ability to generate taxable income, we have established a valuation allowance to fully offset our net deferred tax assets as of December 31, 2019, and 2018. We will continue to evaluate the realizability of our deferred tax assets in the future. The increase in the valuation allowance was $39.0 million for the year ended December 31, 2019.
In addition, we experienced a Section 382 ownership change in April 2017. An analysis of the annual limitation on the utilization of our NOLs was performed in accordance with IRC Section 382. It was determined that IRC Section 382 will not

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

materially limit the use of our NOLs over the carryover period. We will continue to monitor trading activity in our shares which could cause an additional ownership change. If the Company experiences a Section 382 ownership change, it could further affect our ability to utilize our existing NOL carryforwards.
As of December 31, 2019, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months.
We are subject to tax in the U.S. and various state and foreign jurisdictions. We are not currently under audit by any taxing authority. Federal and state tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.
Pursuant to ASC 740-30-25-17, the Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of December 31, 2019, the Company has not recorded any deferred taxes on unremitted earnings as the Company has no undistributed earnings and profits. If circumstances change in the foreseeable future and it becomes apparent that some or all of the undistributed earnings and profits will not be reinvested indefinitely, or will be remitted in the foreseeable future, a deferred tax liability will be recorded for some or all of the outside basis difference.
NOTE 16 — LOSS PER SHARE
The following table summarizes the computation of basic and diluted loss per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(151,767)	$(125,745)	$(231,459)
Basic and diluted weighted average common shares outstanding	218,548	211,574	188,536
Loss per share:
Basic and diluted	$(0.69)	$(0.59)	$(1.23)

As of December 31, 2019, 2018 and 2017, the effect of 24.6 million, 24.4 million and 19.9 million, respectively, of unvested restricted stock awards that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. In addition, as of December 31, 2019, 2018 and 2017, the effect of 1.9 million, 2.0 million and 2.0 million options, respectively, and, as of December 31, 2019 and 2018, the effect of 6.1 million and 6.1 million shares of the Preferred Stock, respectively, all of which could potentially dilute basic EPS in the future, were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. As such, basic and diluted EPS are the same for all periods presented.
NOTE 17 — LEASES
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
Adoption of the new lease standard resulted in the recording of an additional right of use asset and a lease liability of approximately $17.9 million and $19.8 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows as a lease liability arising from obtaining a right of use asset is treated as a non-cash item in our Consolidated Statements of Cash Flows.
Our land leases are classified as financing leases and include one or more options to extend the lease term up to 40 years, as well as terminate within five years, at our sole discretion. We are reasonably certain that those options will be exercised, and that our termination rights will not be exercised, and we have therefore included those assumptions within our right of use assets and corresponding lease liabilities. As of December 31, 2019, our weighted-average remaining lease term for our financing leases is approximately 52 years. As none of our finance leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at December 31, 2019, was approximately 12%.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

As of December 31, 2019, our financing leases have a corresponding right of use asset of approximately $13.4 million recognized within Property, plant and equipment, net, and a total lease liability of approximately $9.9 million which is recognized between Accrued and other liabilities, approximately $1.4 million, and Other non-current liabilities, approximately $8.5 million. For the year ended December 31, 2019, we paid approximately $2.2 million in cash for amounts included in the measurement of finance lease liabilities, all of which are presented within financing cash flows. For the year ended December 31, 2019, our finance lease costs, which are associated with the interest on our lease liabilities, were approximately $0.2 million.
Our office space leases are classified as operating leases and include one or more options to extend the lease term up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As of December 31, 2019, our weighted-average remaining lease term for our operating leases is approximately six years. As none of our operating leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at December 31, 2019, was approximately 8%.
As of December 31, 2019, our operating leases have a corresponding right of use asset of approximately $15.8 million recognized within Other non-current assets and a total lease liability of approximately $18.1 million which is recognized between Accrued and other liabilities, approximately $2.3 million, and Other non-current liabilities, approximately $15.8 million. For the years ended December 31, 2019, 2018 and 2017, our operating lease costs were $3.6 million, $3.2 million and $2.3 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we paid approximately $3.2 million, $2.2 million and $1.0 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
The table below presents a maturity analysis of our operating and finance lease liabilities on an undiscounted basis and reconciles those amounts to the present value of the operating and finance lease liabilities as of December 31, 2019 (in thousands):

	Operating	Finance
2020	$3,667	$2,519
2021	3,531	1,019
2022	3,855	1,019
2023	4,139	1,019
2024	3,081	1,019
After 2024	4,980	47,667
Total lease payments	$23,253	$54,262
Less: discount	5,118	44,366
Present value of lease liability	$18,135	$9,896

At December 31, 2018, future undiscounted minimum rental payments due under noncancelable operating lease agreements pursuant to ASC Topic 840 were:

2019	$3,126
2020	3,510
2021	3,440
2022	3,718
2023	3,993
Thereafter	8,061
Total	$25,848

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Year Ended December 31,
	2019	2018	2017
Accounts receivable	$(3,508)	$(958)	$(442)
Prepaid expenses and other current assets	1,147	(431)	(1,419)
Accounts payable and accrued expenses	17,468	23,251	11,338
Other, net	(3,929)	(11,342)	(2,044)
Net changes in working capital	$11,178	$10,520	$7,433

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2019	2018	2017
Non-cash accruals of property, plant and equipment and other non-current assets	11,759	8,630	83
2019 Term Loan paid-in-kind election	1,773	—	—
Future proceeds from sale of Magellan Petroleum UK	1,384	—	—
Tradable equity securities	5,069	—	—
Non-cash settlement of withholding taxes associated with the 2018 and 2017 bonus paid and vesting of certain awards, respectively	6,686	5,733	828
Non-cash settlement of the 2018 and 2017 bonus paid, respectively	18,396	15,202	—
Asset retirement obligation additions and revisions	182	115	—
Equity offering cost accrual	—	—	65

The statement of cash flows for the year ended December 31, 2019 reflects a $0.4 million non-cash movement for funds deposited in escrow in December 2018 that were cleared in March 2019 for the purchase of land.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$64,615	$133,714	$128,273
Non-current restricted cash	3,867	49,875	—
Total cash, cash equivalents and restricted cash in the statement of cash flows	$68,482	$183,589	$128,273

NOTE 19 — INTERIM FINANCIAL INFORMATION (UNAUDITED)
Amounts presented are in thousands, except, per share amounts (certain amounts may not recalculate exactly due to rounding):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Total revenue	$4,959	$5,333	$9,344	$9,138
Loss from operations	(32,612)	(42,036)	(38,360)	(32,851)
Net loss	(34,126)	(40,493)	(39,607)	(37,541)
Net loss per common share - basic and diluted	(0.16)	(0.19)	(0.18)	(0.17)
Weighted average shares outstanding - basic and diluted	217,838	218,742	218,780	218,819

Year Ended December 31, 2018
Total revenue	$6,801	$813	$799	$1,872
Loss from operations	(25,392)	(36,658)	(34,384)	(31,287)
Net loss	(25,184)	(35,854)	(33,191)	(31,516)
Net loss per common share - basic and diluted	(0.12)	(0.17)	(0.15)	(0.14)
Weighted average shares outstanding - basic and diluted	204,772	206,531	217,380	217,408

NOTE 20 — RECENT ACCOUNTING STANDARDS
The following table provides a description of recent accounting standards that had not been adopted by the Company as of December 31, 2019:

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)	This standard establishes the current expected credit loss model, a new impairment model for certain financial instruments based on expected rather than incurred losses.	January 1, 2020	The Company adopted the standard on January 1, 2020, and will apply it at the beginning of the period of adoption. The standard did not have a material impact on our financial statements.

Other than as disclosed in Note 17, Leases, there were no other recent accounting standards that were adopted by the Company during the reporting period that had a significant effect on our Consolidated Financial Statements.
NOTE 21 — SUBSEQUENT EVENTS
Litigation
As discussed in Note 11, Commitments and Contingencies, certain of our subsidiaries, and two of our directors, were named as defendants in a lawsuit brought by Cheniere Energy. On January 30, 2020, Cheniere withdrew all claims it had asserted against our subsidiaries and directors, and all such claims were dismissed with prejudice.
Equity Offering
On February 11, 2020, we entered into a securities purchase agreement with certain accredited investors to sell 2,114,591 shares of common stock of the Company at an offering price of $6.36 per share. Net proceeds from this transaction were approximately $13.1 million.

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
Table I — Capitalized Costs Related to Natural Gas Producing Activities
Capitalized costs related to Tellurian’s natural gas producing activities are summarized as follows (in thousands):

	December 31,
	2019	2018	2017
Proved properties	$142,494	$101,459	$90,869
Unproved properties	—	10,204	13,000
Gross capitalized costs	142,494	111,663	103,869
Accumulated DD&A	(21,010)	(1,335)	(149)
Net capitalized costs	$121,484	$110,328	$103,720

Table II — Costs Incurred in Exploration, Property Acquisitions and Development
Costs incurred in natural gas property acquisition (inclusive of producing well costs), exploration and development activities are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Property acquisitions:
Proved	$45,484	$13,261	$90,869
Unproved	—	204	13,000
Exploration costs	—	—	—
Development	800	2,104	949
Costs incurred	$46,284	$15,569	$104,818

Table III — Results of Operations for Natural Gas Producing Activities
The following table includes revenues and expenses directly associated with our natural gas and condensate producing activities. It does not include any interest costs or indirect general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of our natural gas operations. Tellurian’s results of operations from natural gas and condensate producing activities for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Natural gas sales	$28,774	$4,423	$503
Operating costs	14,923	11,251	1,668
Depreciation, depletion and amortization	19,736	1,228	115
Impairment charge	—	2,699	—
Total operating costs and expenses	34,659	15,178	1,783
Results of operations	$(5,885)	$(10,755)	$(1,280)

Table IV — Natural Gas Reserve Quantity Information
Our estimated proved reserves are located in Louisiana. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the future, development and production of the natural gas and condensate reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates.
The estimates of our proved reserves as of December 31, 2019, 2018 and 2017 have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum consultants.

	Gas (MMcf)	Condensate (Mbbl)	Gas Equivalent (MMcfe)
Proved reserves:
December 31, 2016	—	—	—
Extensions, discoveries and other additions	—	—	—
Revisions of previous estimates	—	—	—
Production	(190)	—	(191)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	327,308	10	327,371
December 31, 2017	327,118	10	327,180
Extensions, discoveries and other additions	22,481	—	22,481
Revisions of previous estimates	(84,061)	(2)	(84,072)
Production	(1,399)	(1)	(1,405)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	715	—	715
December 31, 2018	264,854	7	264,899
Extensions, discoveries and other additions	12,848	—	12,848
Revisions of previous estimates	4,737	(6)	4,696
Production	(13,901)	(1)	(13,905)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	—	—	—
December 31, 2019	268,538	—	268,538
Proved developed reserves:
December 31, 2017	5,720	10	5,782
December 31, 2018	17,522	7	17,567
December 31, 2019	30,699	—	30,699
Proved undeveloped reserves:
December 31, 2017	321,398	—	321,398
December 31, 2018	247,332	—	247,332
December 31, 2019	237,839	—	237,839

2018 to 2019 Changes

•	Added approximately 13 Bcfe of proved reserves, comprised of 12 Bcfe from additional proved undeveloped locations and 1 Bcfe from drilling activities.

•
Had total positive revisions of approximately 4 Bcfe, comprised of 4 Bcfe negative revision due to prices, 2 Bcfe negative revision from changes in operating expenses, 9 Bcfe positive revision from well performance and 1 Bcfe positive revision from changes in ownership.

PUD Changes

•	Converted approximately 29 Bcfe to proved developed.

•	Added approximately 12 Bcfe from additional proved undeveloped locations.

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Had total positive revisions of approximately 8 Bcfe, comprised primarily of: 9 Bcfe positive revision from well performance, 2 Bcfe negative revision due to prices and a 1 Bcfe positive revision from changes in ownership.

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
Table V — Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas Reserves
ASC 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Tellurian has followed these guidelines, which are briefly discussed below.
Future cash inflows and future production and development costs as of December 31, 2019, 2018 and 2017 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of natural gas and condensate to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on the continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates, including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following summary sets forth our future net cash flows relating to proved natural gas and condensate reserves based on the standardized measure (in thousands):

	Year Ended December 31,
	2019	2018	2017
Future cash inflows	$534,577	$676,454	$777,711
Future production costs	(102,268)	(105,341)	(144,991)
Future development costs	(287,111)	(264,239)	(331,297)
Future income tax provisions	(6,612)	(54,564)	(52,212)
Future net cash flows	138,586	252,310	249,211
Less effect of a 10% discount factor	(85,415)	(106,499)	(161,009)
Standardized measure of discounted future net cash flows	$53,171	$145,811	$88,202

Table VI — Changes in Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas Reserves
The following table sets forth the changes in the standardized measure of discounted future net cash flows (in thousands):

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016	$—
Sales and transfers of gas and condensate produced, net of production costs	(265)
Net changes in prices and production costs	—
Extensions, discoveries, additions and improved recovery, net of related costs	—
Development costs incurred	—
Revisions of estimated development costs	—
Revisions of previous quantity estimates	—
Accretion of discount	—
Net change in income taxes	(22,921)
Purchases of reserves in place	111,388
Sales of reserves in place	—
Changes in timing and other	—
December 31, 2017	$88,202
Sales and transfers of gas and condensate produced, net of production costs	(1,773)
Net changes in prices and production costs	27,530
Extensions, discoveries, additions and improved recovery, net of related costs	13,334
Development costs incurred	545
Revisions of estimated development costs	9,663
Revisions of previous quantity estimates	12,991
Accretion of discount	11,112
Net change in income taxes	(9,472)
Purchases of reserves in place	844
Sales of reserves in place	—
Changes in timing and other	(7,165)
December 31, 2018	$145,811
Sales and transfers of gas and condensate produced, net of production costs	(21,704)
Net changes in prices and production costs	(134,366)
Extensions, discoveries, additions and improved recovery, net of related costs	2,019
Development costs incurred	23,485
Revisions of estimated development costs	6,165
Revisions of previous quantity estimates	(12,660)
Accretion of discount	17,821
Net change in income taxes	28,316
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	(1,716)
December 31, 2019	$53,171

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY BALANCE SHEETS
(in thousands, except share and per share)

	Year Ended December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$—	$—
Prepaids and other	214	72
Loan note receivable from a subsidiary	499,504	—
Investments in subsidiaries	—	289,802
Property, plant and equipment, net	—	10,000
Total assets	$499,718	$299,874

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$939	$114
Accrued liabilities	1,725	1,826
Payables due to subsidiaries	330,769	—
Total liabilities	333,433	1,940

Equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 400,000,000 authorized: 242,207,522 and 240,655,607 shares outstanding, respectively	2,211	2,195
Additional paid-in capital	769,639	749,537
Accumulated deficit	(605,626)	(453,859)
Total stockholders’ equity	166,285	297,934
Total liabilities and stockholders’ equity	$499,718	$299,874

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Total revenues	$—	$—	$—

Operating costs and expenses:
Cost of sales	—	93	15
Development expenses	11,047	2,487	320
General and administrative expenses	20,498	4,618	594
Goodwill impairment	—	—	77,592
Total operating costs and expenses	31,545	7,198	78,521

Other income, net	63,090	—	—
Interest expense	—	2	—

Income (Loss) from operations before income taxes and equity in losses of subsidiaries	31,545	(7,200)	(78,521)
Income tax benefit (provision)	—	—	(4)
Net loss from operations before equity in losses of subsidiaries	$31,545	$(7,200)	$(78,525)
Equity in losses of subsidiaries, net of tax	$(183,312)	$(118,545)	$(152,934)
Net loss	$(151,767)	$(125,745)	$(231,459)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net cash provided (used) by operating activities	6,686	(123,976)	(312,553)

Cash flows from investing activities:
Cash received in acquisition	—	—	56
Net cash received in investing activities	—	—	56

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	133,800	318,204
Tax payments for net share settlement of equity awards	(6,686)	(5,734)	—
Equity offering costs	—	(4,090)	(5,707)
Net cash provided (used) by financing activities	(6,686)	123,976	312,497

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I — CONTINUED
TELLURIAN INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
Tellurian Inc. is a Delaware corporation based in Houston, Texas (“Tellurian”), which wholly owns Tellurian Investments Inc. (“Tellurian Investments”), which in turn wholly owns Tellurian Production Holdings LLC (“Production Holdings”), Tellurian Investment’s primary operating company.
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
These condensed parent company financial statements reflect the activity of Tellurian as the parent company to each of Production Holdings and Driftwood Holdings and have been prepared in accordance with Rules 5-04 and 12-04 of Regulation S-X, as the restricted net assets of each of Production Holdings and Driftwood Holdings exceed 25% of the consolidated net assets of Tellurian. This information should be read in conjunction with the consolidated financial statements of Tellurian included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”
NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
The amounts included in Tellurian’s parent-only financial statements related to property, plant and equipment predominantly represent unproved properties in the United Kingdom, as disclosed in Note 5, Property, Plant and Equipment, to Tellurian’s Consolidated Financial Statements included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”
NOTE 3 — GOODWILL IMPAIRMENT
For details regarding the goodwill impairment included in Tellurian’s parent-only financial statements, refer to Note 2, Merger — The Merger, to Tellurian’s Consolidated Financial Statements included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”
NOTE 4 — CONTINGENCIES
For details regarding the contingencies related to Tellurian Investments litigation, refer to Note 11, Commitments and Contingencies, to Tellurian’s Consolidated Financial Statements included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Meg A. Gentle, the Company’s Chief Executive Officer and President, in her capacity as principal executive officer, and Antoine J. Lafargue, the Company’s Senior Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We made no changes in our internal control over financial reporting during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the U.S. We make modifications to improve the design and effectiveness of our disclosure controls and may take other corrective action if our reviews identify deficiencies or weaknesses in our controls.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Pursuant to Section 13(r) of the Exchange Act, if during the year ended December 31, 2019, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our annual report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the U.S. by non-U.S. entities in compliance with applicable law. During the year ended December 31, 2019, we did not engage in any transactions with Iran or with persons or entities related to Iran.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

1.	Financial Statements. Tellurian’s consolidated financial statements are included in Item 8 of Part II of this report. Reference is made to the accompanying Index to Financial Statements.

2.
Financial Statement Schedules. Our financial statement schedules filed herewith are set forth in Item 8 of Part II of this report as follows: Schedule I — Condensed Financial Information of Registrant Tellurian Inc. All valuation and qualifying accounts schedules was omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits. The exhibits listed below are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

Exhibit No.	Description
1.1*‡	Amended and Restated Distribution Agency Agreement, dated as of January 21, 2020, by and between Tellurian Inc. and Credit Suisse Securities (USA) LLC
2.1‡
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

3.1	Amended and Restated Certificate of Incorporation of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
3.1.1	Certificate of Designations of Series C Convertible Preferred Stock of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2018)
3.2	Amended and Restated Bylaws of Tellurian Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
4.1*	Description of Capital Stock
4.2
Common Stock Purchase Warrant, dated as of May 23, 2019, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.1
Voting Agreement, dated as of January 3, 2017, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., Total Delaware, Inc., Charif Souki, the Souki Family 2016 Trust and Martin Houston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2017)

10.1.1*
Amendment No. 1 to the Voting Agreement, dated as of July 10, 2019, by and among Tellurian Inc., Tellurian Investments LLC, Total Delaware, Inc., Charif Souki, the Souki 2016 Family Trust and Martin Houston

10.2
Voting Agreement, dated as of April 3, 2019, by and between Tellurian Inc., Total Delaware, Inc., Charif Souki, the Souki 2016 Family Trust, and Martin Houston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.3
Voting Agreement, dated as of April 3, 2019, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.4
Pre-emptive Rights Agreement, dated as of May 10, 2017, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.5††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

Exhibit No.	Description
10.5.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.5.2††
Change Order CO-002, dated as of July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.5.3††
Change Order CO-003, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.5.4††*
Change Order CO-004, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.5.5††*
Change Order CO-005, executed on December 17, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.6††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.6.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.6.2††
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.6.3††*
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.7††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.7.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.7.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.7.3††*
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.8††
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

10.8.1
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

Exhibit No.	Description
10.8.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.8.3††*
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.9
Common Stock Purchase Agreement, dated as of April 3, 2019, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.10††
Equity Capital Contribution Agreement, dated as of July 10, 2019, by and between Driftwood Holdings LP and Total Delaware, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.11††
LNG Sale and Purchase Agreement, dated as of July 10, 2019, by and between Tellurian Trading UK Ltd and Total Gas & Power North America, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.12
Credit Agreement, dated as of September 28, 2018, by and among Tellurian Production Holdings LLC, as borrower, the lender parties thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.12.1
Omnibus Amendment and Consent, dated as of November 29, 2018, by and among Tellurian Production Holdings LLC, as borrower, the lender parties thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent and initial swap counterparty (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

10.12.2
Amendment No. 2 to Credit Agreement, dated as of May 6, 2019, by and among Tellurian Production Holdings LLC, as borrower, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.12.3
Amendment No. 3 to Credit Agreement, dated as of June 28, 2019, by and among Tellurian Production Holdings LLC, as borrower, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.12.4*
Amendment No. 4 to Credit Agreement, dated as of December 23, 2019, by and among Tellurian Production Holdings LLC, as borrower, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent

10.13
Credit and Guaranty Agreement, dated as of May 23, 2019, by and among Driftwood Holdings LLC, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.14
Parent Guaranty, dated as of September 28, 2018, by and between Tellurian Inc., as guarantor, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.15†
Employment Letter Agreement by and between Tellurian Investments Inc. and Meg A. Gentle, dated as of August 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.16†
Employment Letter Agreement by and between Tellurian Investments Inc. and R. Keith Teague, dated as of September 23, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.17†
Employment Letter Agreement by and between Tellurian Services LLC and Daniel A. Belhumeur, dated as of September 23, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.18†
Employment Agreement, dated as of February 9, 2017, by and between Tellurian Services LLC and Antoine Lafargue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.19†
Employment Letter Agreement, by and between Tellurian Services LLC and Khaled Sharafeldin, dated as of January 9, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.20†	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

Exhibit No.	Description
10.21†	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.22†	Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
10.22.1†
Restricted Stock Agreement pursuant to the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, dated as of February 13, 2017, by and between Tellurian Inc. and Antoine Lafargue (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.22.2†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.22.3†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.22.4†
Form of Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.23†	Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 13, 2017)
10.23.1†
Form of Restricted Stock Amendment Letter regarding the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.23.2†
Form of Notice of Grant and Restricted Stock Award Agreement pursuant to the 2016 Tellurian Investments Omnibus Incentive Plan (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.23.3†
Form of Amendment to Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.24†	Form of Construction Incentive Award Agreement (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018)
10.25†	Form of Construction Incentive Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)
21.1*	Subsidiaries of Tellurian Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
99.2*	Summary Reserves Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††
Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

‡
Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	February 24, 2020	By:	/s/ Antoine J. Lafargue
Antoine J. Lafargue
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	February 24, 2020	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Meg A. Gentle	Date:	February 24, 2020
Meg A. Gentle, Director, President and Chief Executive Officer, Tellurian Inc. (as Principal Executive Officer)

/s/ Antoine J. Lafargue	Date:	February 24, 2020
Antoine J. Lafargue, Senior Vice President and Chief Financial Officer, Tellurian Inc. (as Principal Financial Officer)

/s/ Khaled A. Sharafeldin	Date:	February 24, 2020
Khaled A. Sharafeldin, Chief Accounting Officer, Tellurian Inc. (as Principal Accounting Officer)

/s/ Charif Souki	Date:	February 24, 2020
Charif Souki, Director and Chairman, Tellurian Inc.

/s/ Martin J. Houston	Date:	February 24, 2020
Martin J. Houston, Director and Vice Chairman, Tellurian Inc.

/s/ Diana Derycz-Kessler	Date:	February 24, 2020
Diana Derycz-Kessler, Director, Tellurian Inc.

/s/ Dillon J. Ferguson	Date:	February 24, 2020
Dillon J. Ferguson, Director, Tellurian Inc.

/s/ Eric P. Festa	Date:	February 24, 2020
Eric P. Festa, Director, Tellurian Inc.

/s/ Brooke A. Peterson	Date:	February 24, 2020
Brooke A. Peterson, Director, Tellurian Inc.

/s/ Don A. Turkleson	Date:	February 24, 2020
Don A. Turkleson, Director, Tellurian Inc.