Form 10-K/A
period 2019-12-31
TELLURIAN INC. /DE/
filed 2020-04-29
CIK 61398

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $736,016 thousand, based on the per share closing sale price of $7.85 on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, as well as certain stockholders, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

257,835,259 shares of common stock were issued and outstanding as of April 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Tellurian Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

i

Explanatory Note

Tellurian Inc. (the “Company”) will not be filing its definitive proxy materials for its 2020 annual meeting of stockholders with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of its fiscal year ended December 31, 2019.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which annual report was originally filed with the SEC on February 24, 2020.

This Form 10-K/A amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. No other Items of the previous Form 10-K filing have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in such previous Form 10-K filing. In addition, no other information has been updated for any subsequent events occurring after February 24, 2020, the date of filing of the original Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s certificate of incorporation provides for three classes of directors who are to be elected for terms of three years each and until their successors shall have been elected and shall have been duly qualified. The following sets forth certain information about each of the Company’s eight directors. There are no family relationships among any of Tellurian’s directors or executive officers.

Directors Holdings Office for a Term Expiring at the 2020 Annual Meeting of Stockholders

Name	Other Positions Held with the Company	Age and Business Experience

Diana Derycz-Kessler	Member of the Audit Committee, Compensation Committee, and Governance and Nominating Committee	Ms. Derycz-Kessler (age 55) has served as a director of Tellurian since the completion in February 2017 of the merger (the “Merger”) between Tellurian Investments Inc. (now known as Tellurian Investments LLC (“Tellurian Investments”)) and a subsidiary of Magellan Petroleum Corporation (“Magellan”) (now known as Tellurian Inc.), and she served as a director of Tellurian Investments from December 2016 to February 2017. Ms. Derycz-Kessler is an investor with a background in law, business and finance. She has been an active principal of her investment advisory firm Bristol Capital Advisors, LLC since 2000. Her investments have included companies in the energy, biotechnology, technology, education, real estate and consumer products sectors. As part of these investments, she has assumed active operational roles, including a 17-year tenure as Chief Executive Officer of the media arts college of The Los Angeles Film School and manager of commercial property partnerships. In February 2019, Ms. Derycz-Kessler became a founding member and director of PiMac Capital Advisors LLC, a mortgage lending advisory company. Since October 2019, Ms. Derycz-Kessler has been a member of the board of managers of Bristol Luxury Group LLC and Sugarfina Holdings LLC, the parent companies to Sugarfina USA LLC, a luxury candy retailer. Ms. Derycz-Kessler’s early career began as a lawyer in the international oil and gas sector, working at the law firm of Curtis, Mallet-Prevost, Colt & Mosle LLP in New York. Subsequently, she joined Occidental Petroleum Corporation, overseeing legal for its Latin American exploration and production operations. From 2016 to 2018, Ms. Derycz-Kessler was a partner in UNESCO’s TeachHer program, a private–public sector partnership bridging the global gender gap in education. Ms. Derycz-Kessler holds a law degree from Harvard Law School and a master’s degree from Stanford University in Latin American Studies. She obtained her undergraduate “double” degree in History and Latin American Studies from University of California, Los Angeles (UCLA).

Ms. Derycz-Kessler’s qualifications to serve as a director of Tellurian include her knowledge of and experience in the energy industry and her leadership and management experience.

Dillon J. Ferguson	Chairman of the Governance and Nominating Committee	Mr. Ferguson (age 72) has served as a director of Tellurian since the completion of the Merger in February 2017, and he served as a director of Tellurian Investments from December 2016 to February 2017. Mr. Ferguson is a partner at Pillsbury Winthrop Shaw Pittman LLP in its energy and litigation practices. Mr. Ferguson focuses his practice on oil and gas law, with an emphasis on both transaction and litigation matters. His clients are comprised of companies and individuals who are engaged in oil and gas activities, including exploration, production, processing, transportation, marketing and consumption. Mr. Ferguson has been a partner at Pillsbury Winthrop Shaw Pittman LLP since May 2016. He was a partner at Andrews Kurth LLP from 2001 to May 2016. Mr. Ferguson earned his B.B.A. from The University of Texas at Austin in 1970 and his J.D. from South Texas College of Law in 1973.

Mr. Ferguson’s qualifications to serve as a director of Tellurian include his experience practicing law and counseling energy companies involved in a wide array of transaction and litigation matters.

Name	Other Positions Held with the Company	Age and Business Experience

Meg A. Gentle	President and Chief Executive Officer	Ms. Gentle (age 45) has served as a director and as President and Chief Executive Officer of Tellurian since the completion of the Merger in February 2017 and as President and Chief Executive Officer of Tellurian Investments since August 2016. Previously, at Cheniere Energy, Inc. (“Cheniere”), Ms. Gentle served as Executive Vice President – Marketing (February 2014–August 2016), Senior Vice President – Marketing (June 2013–February 2014), Senior Vice President and Chief Financial Officer (March 2009–June 2013), Senior Vice President – Strategic Planning & Finance (February 2008–March 2009), and other roles in strategic planning (June 2004–February 2008). From 2007 to August 2016, Ms. Gentle was a member of the board of directors of Cheniere Energy Partners GP, LLC, the general partner of Cheniere Energy Partners, L.P. (NYSE American: CQP), an indirect subsidiary of Cheniere. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, a publicly traded independent energy company, from January 1998 to May 2004 and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, from August 1996 to December 1998. Ms. Gentle received a B.A. in Economics and International Affairs from James Madison University in May 1996 and an M.B.A. from Rice University in May 2004.

Ms. Gentle’s qualifications to serve as a director of Tellurian include her knowledge of and experience in the LNG industry and her experience and expertise in finance, financial reporting and management.

Directors Holding Office for a Term Expiring at the 2021 Annual Meeting of Stockholders

Name	Other Positions Held with the Company	Age and Business Experience

Martin J. Houston	Vice Chairman of the Board	Mr. Houston (age 62) has served as a director of Tellurian since the completion of the Merger in February 2017, and he served as a director of Tellurian Investments from February 2016 to February 2017. He was also President of Tellurian Investments from February 2016 until August 2016. Immediately prior to Tellurian Investments, Mr. Houston served as Chairman of Parallax Enterprises LLC (“Parallax Enterprises”) starting in December 2014. From February 2014 until December 2014, Mr. Houston was performing preliminary work related to the formation and business of Parallax Enterprises. Having spent more than three decades at BG Group plc, a Financial Times Stock Exchange (FTSE) 10 international integrated oil and gas company, Mr. Houston retired in February 2014 as the BG Group plc’s Chief Operating Officer and an executive director, which positions he held beginning in November 2011 and 2009, respectively. He is a former director of the Society of International Gas Tanker and Terminal Operators (SIGTTO), and from 2008 to 2014 he was the vice president for the Americas of GIIGNL, the International Group of Liquefied Natural Gas Importers. From November 2014 to February 2018, Mr. Houston was the international chairman of the Houston-based investment bank Tudor Pickering Holt. From August 2017 to February 2018, he was a senior advisor to Gresham Advisory Partners Limited, an M&A advisory firm based in Sydney, Australia. From 2014 to 2019, he was a non-executive director of Bupa, an unlisted international healthcare insurer and provider, based in the United Kingdom. Since January 2019, he has been a non-executive of Bupa Arabia, a Saudi-listed healthcare insurer and provider. Since October 2019, Mr. Houston has served as chairman of the board of directors of EnQuest PLC, an independent petroleum production and development company with operations in the U.K. North Sea and Malaysia. Mr. Houston is also a senior advisory partner and chairman of the global energy group of Moelis & Company (a global independent investment bank), sits on the National Petroleum Council of the United States, and is a nonexecutive director of CC Energy Development (a private oil and gas exploration and production company) and a senior advisor to Hakluyt & Company Limited (a strategic information consultancy). Mr. Houston was the first recipient of the CWC LNG Executive of the Year award in 2011 and is a Fellow of the Geological Society of London. In addition, he is on the advisory board of the Center on Global Energy Policy at Columbia University’s School of International Public Affairs (SIPA) in New York and of Radia Inc. Mr. Houston received a bachelor’s degree in Geology from Newcastle University in England in 1979 and a master’s degree in Petroleum Geology from Imperial College in London in 1983.

Mr. Houston’s qualifications to serve as a director of Tellurian include his knowledge of and experience in the LNG industry. In addition to his industry experience, his qualifications include his leadership skills and long-standing senior management experience in the energy industry.

Name	Other Positions Held with the Company	Age and Business Experience

Eric P. Festa	Mr. Festa (age 50) has served as a director of Tellurian since December 2018. Since October 2017, he has served as Vice President of Asset Management for the Gas division of TOTAL S.A. From August 2015 to September 2017, Mr. Festa served as Managing Director of an exploration and production affiliate of TOTAL S.A. in the Middle East. In addition, he served as Vice President of Upstream M&A of TOTAL S.A. from June 2014 to July 2015 and as Vice President of Upstream Corporate Strategy of TOTAL S.A. from September 2012 to June 2014. Mr. Festa previously served in other roles and capacities with TOTAL S.A. and its affiliated entities, including in business development, project management, gas plant management, and planning and development, and as an economist. Since October 2018, he has served on the board of managers of Cameron LNG Holdings, LLC. Mr. Festa received a MEng degree in energy from French engineering school CentraleSupélec and a master’s degree from the French Petroleum Institute (IFP School) in Paris, and was a visiting scientist in the Energy Lab at the Massachusetts Institute of Technology.

Mr. Festa’s qualifications to serve as a director of Tellurian include his knowledge of and experience in the energy industry.

Directors Holding Office for a Term Expiring at the 2022 Annual Meeting of Stockholders

Name	Other Positions Held with the Company	Age and Business Experience

Brooke A. Peterson	Chairman of the Compensation Committee and Member of the Audit Committee and Governance and Nominating Committee	Mr. Peterson (age 70) has served as a director of Tellurian since the completion of the Merger in February 2017, and he served as a director of Tellurian Investments from July 2016 to February 2017. He has been involved in construction, resort development and real estate for more than 40 years and has been extensively involved in non-profit work since moving to Aspen, Colorado, in 1975. Mr. Peterson is a member of the Colorado Bar and has been licensed to practice law for over 40 years, has served as an arbitrator and mediator since 1985, and has served as a Municipal Court Judge in Aspen since 1981. Mr. Peterson has served as Manager of Ajax Holdings LLC and its affiliated companies since December 2012 and as the Chief Executive Officer of Coldwell Banker Mason Morse since January 2013. Mr. Peterson earned his B.A. degree from Brown University in 1972 and his J.D. degree from the University of Denver College of Law in 1975.

Mr. Peterson’s qualifications to serve as a director of Tellurian include his knowledge of and experience in project development and the construction industry.

Charif Souki	Chairman of the Board	Mr. Souki (age 67) has served as a director of Tellurian since the completion of the Merger in February 2017, and he served as a director and Chairman of the board of directors of Tellurian Investments from February 2016 to February 2017. Mr. Souki founded Cheniere in 1996 and served as Chairman of the board of directors (2000–2015), Chief Executive Officer (2003–2015), and President (2003–2004 and 2008–2015) until December 2015. Prior to Cheniere, Mr. Souki was an investment banker. Mr. Souki serves on the board of trustees of the American University of Beirut, as a member of the Advisory Board of the Center on Global Energy Policy at Columbia University, and on the International Advisory Board for the Neurological Research Institute (NRI) at Texas Children’s Hospital. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University.

Mr. Souki is qualified to serve as a director of Tellurian due to his knowledge of and experience in the LNG industry, including his leading the conception, development and construction of the first large-scale LNG export facility in the United States. In addition to his industry experience, his qualifications include his leadership skills, long-standing senior management experience and public company board experience in the LNG industry.

Don A. Turkleson	Chairman of the Audit Committee and Member of the Compensation Committee	Mr. Turkleson (age 65) has served as a director of Tellurian since March 2017, and he served as Vice President and Chief Financial Officer of Gulf Coast Energy Resources, LLC, a privately held energy exploration and production company, from April 2012 until his retirement in April 2015. He served as Senior Vice President and Chief Financial Officer of Cheniere Energy Partners GP, LLC, the general partner of Cheniere Energy Partners, L.P. (NYSE American: CQP), an indirect subsidiary of Cheniere, from November 2006 to March 2009 and was a member of the board of directors of Cheniere Energy Partners GP, LLC from November 2006 until September 2012. From December 2013 until February 2017, Mr. Turkleson served on the board of directors and audit committee of Cheniere Energy Partners LP Holdings, LLC. Since February 2018, Mr. Turkleson has served on the board of directors and as chairman of the finance and audit committees of ACCEL Energy Canada Limited, a privately held company constructing and operating facilities for the delivery of energy, ultra-clean fuels and specialty products. From November 2013 until July 2015, he served on the board of directors of the general partner of QEP Midstream Partners, L.P., a midstream publicly traded master limited partnership. In addition, he served on the board of directors and as the chairman of the audit committee of Miller Energy Resources, Inc., a publicly traded energy exploration, production and drilling company, from January 2011 to April 2014. Mr. Turkleson is a Certified Public Accountant and received a B.S. in Accounting from Louisiana State University. He is also a Board Governance Fellow with the National Association of Corporate Directors.

Mr. Turkleson’s qualifications to serve as a director of Tellurian include his background and experience in the energy industry and his background as a Certified Public Accountant.

Voting Agreements

Total Delaware, Inc. (“Total”), a Delaware corporation and subsidiary of TOTAL S.A., has the right to designate for election one member of Tellurian’s Board. Mr. Festa is the current Total designee. Total will retain this right for so long as its percentage ownership of Tellurian’s voting stock is at least 10%. In January 2017, Tellurian, Tellurian Investments, Total, Charif Souki, the Souki Family 2016 Trust and Martin Houston entered into a voting agreement pursuant to which Mr. Souki, the Souki Family 2016 Trust and Mr. Houston agreed to vote all shares of Tellurian stock that they own in favor of the director nominee designated by Total for so long as Total owns not less than 10% of the outstanding shares of Tellurian common stock (the “2017 Total Voting Agreement”).

In July 2019, in connection with the execution of the Equity Capital Contribution Agreement, dated as of July 10, 2019, between Driftwood Holdings LP, a subsidiary of the Company (“Driftwood Holdings”), and Total, the Company entered into Amendment No. 1 (the “2019 Total Voting Agreement Amendment”) to the 2017 Total Voting Agreement. Pursuant to the 2019 Total Voting Agreement Amendment, (i) each of Brooke Peterson (who, pursuant to an irrevocable special power of attorney executed by the beneficiaries of the Souki Family 2016 Trust, has the exclusive right to vote the shares of Tellurian common stock held by the Souki Family 2016 Trust) and Messrs. Souki and Houston provided a letter to Total confirming his intent, subject to certain conditions and exceptions including their fiduciary duties as directors of the Company, to vote, as a member of the Board in favor of a policy to declare and pay a dividend to the holders of Tellurian common stock of a minimum of 50% of the Company’s available cash and (ii) in the event any of those directors leave the Tellurian board of directors, each of Messrs. Souki and Houston and the Souki Family 2016 Trust would agree to vote their shares of stock of the Company, and the Company would make commercially reasonable efforts, to elect a successor director who is willing to provide a similar letter to Total.

In connection with the execution of the Securities Purchase Agreement, dated as of April 28, 2020, by and between the Company and High Trail Investments SA LLC (the “High Trail SPA”), Tellurian and each of Mr. Souki, Mr. Houston, Meg Gentle and R. Keith Teague, in their capacity as Tellurian stockholders, expect to enter into a voting agreement (each, a “Share Issuance Voting Agreement”) pursuant to which each of Mr. Souki, Mr. Houston, Ms. Gentle and Mr. Teague will agree to vote, at an annual or special meeting of stockholders of the Company, all shares of Tellurian common stock that they hold in favor of proposals to approve (i) the potential issuance of shares of Tellurian common stock upon conversion of a senior unsecured note to be issued pursuant to the High Trail SPA and (ii) an increase in the number of authorized shares of Tellurian common stock.

Executive Officers

As of April 28, 2020, our executive officers were as follows:

Name	Title	Age
Meg A. Gentle	President and Chief Executive Officer	45
R. Keith Teague	Executive Vice President and Chief Operating Officer	55
L. Kian Granmayeh	Executive Vice President and Chief Financial Officer	41
Daniel A. Belhumeur	Executive Vice President, General Counsel and Chief Compliance Officer	41
Khaled A. Sharafeldin	Chief Accounting Officer	57

See “Item 10, Directors, Executive Officers and Corporate Governance—Directors Holding Office for a Term Expiring at the 2020 Annual Meeting of Stockholders” for biographical information concerning Ms. Gentle.

R. Keith Teague has served as the Executive Vice President and Chief Operating Officer of Tellurian since the completion of the Merger in February 2017, and he served as Executive Vice President and Chief Operating Officer of Tellurian Investments from October 2016 until the completion of the Merger. Previously, at Cheniere, Mr. Teague served as Executive Vice President, Asset Group (February 2014–September 2016), Senior Vice President –Asset Group (April 2008–February 2014), Vice President –Pipeline Operations (May 2006–April 2008), and Director of Facility Planning (February 2004–May 2006). Mr. Teague also served as President of CQH Holdings Company, LLC (formerly known as Cheniere Pipeline Company), a wholly owned subsidiary of Cheniere, from January 2005 until September 2016. From December 2001 until September 2003, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies. He began his career with Texas Eastern Transmission Corporation, where he managed pipeline operations and facility expansion projects. Mr. Teague received a B.S. in Civil Engineering from Louisiana Tech University and an M.B.A. from Louisiana State University.

L. Kian Granmayeh has served as the Executive Vice President and Chief Financial Officer of Tellurian since March 6, 2020. Mr. Granmayeh began at Tellurian as a consultant to the Chief Financial Officer in January 2019 and was appointed as its Director of Special Projects in July 2019 and as the Company’s Director of Investor Relations in August 2019. Prior to joining Tellurian, he worked at Apache Corporation from May 2014 until February 2018, including as Manager of Investor Relations (July 2016 to February 2018), Manager of Strategic Planning (January 2015 to June 2016) and Manager of Project Execution (May 2014 to December 2014). Prior to that, he was an Associate, and then a Vice President, at Lazard Frères & Co. from 2009 to 2014. He holds a B.A. from Columbia University and an M.B.A. from Rice University.

Daniel A. Belhumeur has served as an Executive Vice President of Tellurian since March 6, 2020, as the Senior Vice President and General Counsel of Tellurian since the completion of the Merger in February 2017 and as Chief Compliance Officer of Tellurian since March 2017, and he served as General Counsel of Tellurian Investments from October 2016 until the Merger. Previously, at Cheniere, Mr. Belhumeur served as Vice President, Tax and General Tax Counsel (January 2011–October 2016), Tax Director (January 2010–December 2010), and Domestic Tax Counsel (2007–2010). Mr. Belhumeur began his career in public accounting after he received his bachelor’s degree and master’s degree in Accounting from Texas A&M University. He then went on to obtain his law degree from the University of Kansas School of Law and his LL.M. from the Georgetown University Law Center.

Khaled A. Sharafeldin has served as the Chief Accounting Officer of Tellurian since the completion of the Merger in February 2017, and he served as Chief Accounting Officer of Tellurian Investments from January 2017 until that time. From April 2012 to January 2017, Mr. Sharafeldin served as Vice President – Internal Audit at Cheniere. Previously, at Pride International, he served as Director – Quality Management (2010–2011) and Director of Internal Audit (2005–2010). In addition, he served as Director of Internal Audit at BJ Services Company (2003–2005), served in several financial management roles at Schlumberger Limited (1996–2003), and was employed by the public accounting firm Price Waterhouse LLP in Houston, Texas (1991–1996). Mr. Sharafeldin received his Bachelor of Commerce from Cairo University in Egypt. He is also a Certified Public Accountant in the State of California.

Corporate Governance

Code of Conduct and Business Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that summarizes Tellurian’s compliance and ethical standards and the expectations it has for its officers, directors, and employees. Under the Code of Conduct, all directors, officers, and employees must follow ethical business practices in all business relationships, both within and outside of the Company.

The Code of Conduct is available on the Company’s website, http://www.tellurianinc.com, under the heading “Investors—Company and governance—Governance documents.” Tellurian intends to provide disclosure regarding waivers of or amendments to the Code of Conduct by posting such waivers or amendments to the website in the manner provided by applicable law.

Standing Board Committees

Audit Committee

The Audit Committee is comprised of Ms. Derycz-Kessler, Mr. Peterson, and Mr. Turkleson (Chairman). The functions of the Audit Committee are set forth in its written charter, as amended on December 4, 2019 (the “Audit Committee Charter”). The Audit Committee Charter is posted on the Company’s website, http://www.tellurianinc.com, under the heading “Investors—Company and governance—Board committees.” The Board has determined that each member of the committee is independent under applicable Nasdaq and Securities and Exchange Commission (“SEC”) rules and that each of Ms. Derycz-Kessler and Mr. Turkleson qualifies as an “audit committee financial expert” as defined in SEC rules.

Under the Audit Committee Charter, the Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to (i) the Company’s accounting and financial reporting processes and the integrity of the Company’s financial statements; (ii) the effectiveness of the Company’s internal accounting and financial controls, disclosure controls and procedures, and internal control over financial reporting, as well as the performance of the Company’s internal audit function; (iii) the audits of the Company’s financial statements and the appointment, engagement, compensation, termination (if necessary), qualifications, independence, and performance of the Company’s independent registered public accounting firm; and (iv) the Company’s compliance with legal and regulatory requirements and ethics programs. The Audit Committee has the sole authority to select, engage (including approval of the fees and terms of engagement), oversee, and terminate, as appropriate, the Company’s independent registered public accounting firm.

Compensation Committee

The Compensation Committee is comprised of Ms. Derycz-Kessler, Mr. Peterson (Chairman) and Mr. Turkleson. The functions of the Compensation Committee are set forth in its written charter, as amended on December 5, 2018 (the “Compensation Committee Charter”). The Compensation Committee Charter is posted on the Company’s website, http://www.tellurianinc.com, under the heading “Investors—Company and governance—Board committees.”

The Board has determined that each member of the Compensation Committee qualifies as (i) an independent director under applicable Nasdaq rules, (ii) a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and (iii) to the extent required for awards intended to constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRS Code”), an “outside director” for purposes of Section 162(m) of the IRS Code.

Under the Compensation Committee Charter, the primary duties and responsibilities of the Compensation Committee are to assist the Board in fulfilling its responsibilities with respect to the Company’s compensation plans, policies, programs, and practices, including (i) determining, and/or recommending to the Board for its determination, the compensation of the Company’s chief executive officer and all other executive officers of the Company; and (ii) reviewing and approving, and/or recommending to the Board for its approval, equity and other incentive compensation plans, policies, and programs for the Company’s directors, officers, employees, or consultants, and overseeing and administering such plans, policies, and programs in accordance with their terms. From time to time, the Compensation Committee consults with the Chairman of the Board regarding executive and director compensation matters and with the Chief Executive Officer and/or Chief Human Resources Officer of the Company regarding executive compensation matters. In addition, the Vice Chairman of the Board regularly serves as a non-voting advisory participant in meetings of the Compensation Committee.

Governance and Nominating Committee

The Governance and Nominating Committee is comprised of Ms. Derycz-Kessler, Mr. Ferguson (Chairman) and Mr. Peterson. The functions of the Governance and Nominating Committee are set forth in its written charter, as amended on December 5, 2018 (the “Governance and Nominating Committee Charter”). The Governance and Nominating Committee Charter is posted on the Company’s website, http://www.tellurianinc.com, under the heading “Investors—Company and governance—Board committees.” The Board has determined that each member of the committee is independent under applicable Nasdaq rules.

Under the Governance and Nominating Committee Charter, the Governance and Nominating Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to (i) identifying individuals qualified to serve as directors; (ii) recommending to the Board candidates for nomination for election to the Board at the annual meeting of stockholders or to fill Board vacancies; and (iii) developing and recommending to the Board a set of corporate governance guidelines and reviewing on a regular basis the overall corporate governance of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation discussion and analysis

The following Compensation Discussion and Analysis summarizes our compensation program for our named executive officers for the 2019 fiscal year.

Named Executive Officers

Our named executive officers (“NEOs”) based on position and compensation for the fiscal year ended December 31, 2019 are the following individuals:

Name	Position

Meg A. Gentle	President and Chief Executive Officer (“CEO”)
R. Keith Teague	Executive Vice President and Chief Operating Officer
Antoine J. Lafargue	Senior Vice President of LNG Marketing and former Chief Financial Officer (“former CFO”) (1)
Daniel A. Belhumeur	Executive Vice President, General Counsel and Chief Compliance Officer
Khaled A. Sharafeldin	Chief Accounting Officer

(1)	On March 6, 2020, L. Kian Granmayeh was appointed as the Executive Vice President and Chief Financial Officer of the Company, and Mr. Lafargue joined the Company’s marketing group as Senior Vice President of LNG Marketing.

2019 Performance Highlights

Under the leadership of our NEOs, we continued our efforts to create value for stockholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide through a portfolio of natural gas production, LNG marketing, and infrastructure assets.

Since our inception as Tellurian Investments in 2016, our efforts have been driven by the goal of constructing an LNG terminal facility (the “Driftwood terminal”) and related pipelines—the Driftwood pipeline, the Haynesville Global Access Pipeline and the Permian Global Access Pipeline (collectively, the “Pipeline Network”)—and owning upstream gas assets (together with the Driftwood terminal and the Pipeline Network, the “Driftwood Project”) to provide optionality to our business model. Our success depends to a significant extent upon our ability to obtain the funding necessary to construct the Driftwood Project on a commercially viable basis, to finance the costs of our operations, development activities and general working capital needs until our facilities are fully operational and to implement our LNG marketing strategies. In 2019, we entered into an equity capital contribution agreement and an LNG sale and purchase agreement with Total and one of its affiliates, respectively (see “Total Transactions” below), and obtained the most significant permits required for construction and operation of the Driftwood terminal and Driftwood pipeline. See “Components of Pay and 2019 Compensation Decisions—Components of Tellurian’s Compensation Program—Discretionary Annual Bonus” for further information with respect to 2019 performance highlights.

Executive Summary of our Compensation Program

Program Focus

•	Our executive compensation program links our executives’ pay to the achievement of the Company’s current and long-term strategic projects, particularly the successful financing and construction of the Driftwood terminal and related pipelines.

Pay Elements

•	Our executive compensation program is currently comprised of three primary pay elements: (i) annual base salary; (ii) a discretionary annual bonus; and (iii) outstanding long-term incentives granted in previous years, consisting of (a) performance-based restricted stock that vests only if we are able to secure FID by our Board to proceed with the construction of the Driftwood terminal, (b) time-vested stock options, and (c) a long-term cash incentive program (the “Driftwood Incentive Program”). Awards under the Driftwood Incentive Program are earned in four stages based on the delivery of a notice to proceed with designated construction phases of the Driftwood terminal, with the amount earned for a particular phase paying out in equal installments over the first four anniversaries of the delivery of notice to proceed for such phase, generally contingent upon the executive’s continued employment. We also provide standard employee benefits.

•	The majority of our NEOs’ compensation is variable and made up of annual bonus awards and outstanding long-term incentives.

Setting Compensation

•	Executive compensation decisions generally are made by our Board based on recommendations from our independent Compensation Committee.

•	When making compensation recommendations, the Compensation Committee reviews data from its independent compensation consultant (currently Pearl Meyer & Partners, LLC (“Pearl Meyer”)) and receives input from our CEO and other members of our senior management team as well as from the Chairman of the Board. In addition, the Vice Chairman of the Board regularly serves as a non-voting advisory participant in meetings of the Compensation Committee.

•	The Compensation Committee also reviews relevant market compensation data, which includes the compensation paid by a peer group of companies in our industry sectors that we compete against for executive talent. We strive to set base salaries at the 50th percentile of market, annual compensation opportunities (i.e., base salary and annual incentives) at the 75th percentile of market, and total compensation opportunities (i.e., base salary, annual incentives and long-term incentives issued or amortized in the relevant year) at up to the 90th percentile of market.

•	We view compensation cumulatively over the course of multiple years. Accordingly, we may take into account outstanding compensation opportunities provided in previous years in making decisions for the current year.

Key 2019 Compensation Actions

•	We did not make any material changes to the components or structure of our executive compensation program in 2019.

•	We adjusted 2019 base salaries for our NEOs for cost of living increases and, in the case of Mr. Lafargue, to better align his base compensation with that of our peer group.

•	We increased our CEO’s target and stretch bonus percentages from 100% and 150%, respectively, of her base salary to 150% and 225%, respectively, of her base salary in order to provide her with an annual bonus opportunity that is more competitive with market. We also lowered our former CFO’s target and stretch bonus percentages from 150% and 200%, respectively, of his base salary to 100% and 150%, respectively, of his base salary in order to better align his annual bonus incentive award with that of the remainder of the senior leadership team.

•	We did not award discretionary annual bonuses to our NEOs other than Mr. Lafargue for 2019, as we did not achieve FID in 2019. In recognition of Mr. Lafargue’s strong individual efforts throughout 2019 and in order to align his compensation structure with his current non-NEO position as Senior Vice President of LNG Marketing, we awarded Mr. Lafargue a 2019 discretionary bonus that was paid in the form of restricted stock units. The restricted stock units vest in twelve substantially equal monthly installments beginning on June 1, 2020.

•	Consistent with our multi-year approach to setting compensation, we did not grant any long-term incentive awards to our NEOs in 2019 as we believe that the long-term incentive awards made to our NEOs in prior years already properly motivate and reward our NEOs’ performance and incentivize the completion of our long-term strategic projects.

Compensation Best Practices

•	We seek to incorporate and adhere to compensation best practices in our executive compensation program. Please see the chart under the heading “Our Executive Compensation Philosophy and Practices—Our Executive Compensation Practices” for details.

Our Executive Compensation Philosophy and Practices

Objectives and Philosophy

The objectives of our executive compensation program are to attract the top executive talent in our competitive, growing industry and to motivate such individuals to execute on the Company’s business strategy and to remain with the Company long-term.

With those objectives in mind, our executive compensation philosophy is as follows:

•	Our executives’ pay should be linked to the achievement of current and long-term Company strategic projects. Our business strategy is dependent on the successful financing and construction of the Driftwood terminal and Pipeline Network and the acquisition of complementary upstream assets. Accordingly, our NEOs’ compensation is generally tied to the completion of those projects. For example, the outstanding restricted stock awards held by our NEOs generally vest solely upon reaching FID (or anniversaries thereof). The awards under our Driftwood Incentive Program are earned in tranches based on the delivery of a notice to proceed with designated construction phases of the Driftwood terminal. Furthermore, the metrics in our discretionary annual bonus program are weighted toward short-term goals that significantly advance our ability to reach FID, construct the Driftwood terminal, progress the Pipeline Network and acquire upstream assets.

•	Compensation should be market competitive. We compete with our peers and other companies in our industry sectors for executive-level talent. We, therefore, benchmark our executive compensation program against a group of publicly traded peers and other companies in our industry sectors using compensation surveys and relevant industry data. Base salaries of our NEOs are targeted at the median, or the 50th percentile, of the relevant benchmarked data (“market”). Annual compensation opportunities (base salary and annual bonus) are targeted at the 75th percentile of market. Total compensation opportunities (base salary, annual bonus and long-term incentives) are targeted at the 90th percentile of market when warranted for exceptional Company performance and individual achievement. In addition, as described below, we have implemented a number of executive compensation best practices.

•	Compensation should support the stability of our executive team for the long-term. Our business strategy requires a long-term focus, with the completion of the various phases of the Driftwood terminal and Pipeline Network scheduled to stretch into the early to mid-2020s, and with the full deployment of our capabilities thereafter expected to take several years. We want executives who are similarly focused on the long-term. With the complexity of our business and the extended timelines for completion of our critical projects, the departure of top executive talent and the related loss of institutional knowledge would be harmful to our business. We, therefore, implemented the Driftwood Incentive Program to provide for incentives after FID and designed that program to provide for delayed payouts that are generally contingent upon each executive remaining employed with us for several years following commencement of the various phases of the Driftwood terminal. We also have three-year vesting schedules on our stock option grants.

•	Compensation should align the interests of our executives with those of our stockholders. Although we expect that achievement of our business strategy will drive stock price performance, we believe that our executive team should think like and be motivated as owners so that their interests are aligned with those of our stockholders. We have, therefore, structured their long-term incentives so that a portion consists of restricted shares of Tellurian stock (which vest generally upon FID or other milestones), and another portion consists of stock options that have value to the executive only if our stock price increases. We have also included stock performance targets in our CEO’s annual bonus metrics.

Compensation Mix

Our compensation philosophy is reflected in the proportion of our NEOs’ compensation that is variable as compared to the overall compensation package awarded to our NEOs. The charts below show the targeted fixed and variable components applicable to our NEOs for 2019 as a percentage of their target total direct compensation, as well as the fixed and variable components to the named executive officers of our peers and other companies in our industry sectors as a percentage of their total direct compensation for 2019, based on data provided by Pearl Meyer. These charts are not a substitute for the “Summary Compensation Table,” which includes amounts in addition to target total direct compensation. For 2019, Ms. Gentle’s target compensation was 88% variable and linked to Company performance, consistent with that of chief executive officers of our peers and other companies in our industry sectors, and still below the market median of target total compensation for chief executive officers. For Messrs. Teague, Lafargue and Belhumeur, approximately 85% of their target compensation was variable and linked to Company performance, as compared to approximately 80%, 45%, and 77% of target total compensation being variable and linked to company performance for chief operating officers, chief financial officers and general counsels, respectively, among our peers and other companies in our industry sectors. In addition, for Mr. Sharafeldin, approximately 72% of his target compensation was variable and linked to Company performance, as compared to approximately 56% of target total compensation being variable and linked to company performance for chief accounting officers among our peers and other companies in our industry sectors.

*	We did not make any new long-term incentive awards in 2019. However, for purposes of determining total compensation opportunities, we amortize awards under the Driftwood Incentive Program over eight years from the date of grant. The portion of such awards amortized in 2019 is, therefore, included in the charts above as our NEOs’ 2019 long-term incentive.

Our Executive Compensation Practices

Our executive compensation program reflects a number of best pay practices, including the following:

What Tellurian does	What Tellurian does not do

• Pay-for-performance compensation structure (a significant portion of NEO pay is variable and tied to individual performance and the achievement of major corporate milestones).	• No gross-ups for penalty taxes or interest that may be imposed under the IRS Code.
• Annual review of market compensation in setting executive compensation.	• No guaranteed bonuses.
• Prohibit hedging transactions involving company stock.	• No automatic base salary increases.
• At-will employment (including our former CFO, whose three-year employment agreement expired on February 10, 2020).	• No fixed-term employment agreements (including our former CFO, whose three-year employment agreement expired on February 10, 2020).
• Retain services of an independent compensation consultant.	• No defined benefit retirement plan or supplemental executive retirement plan.
• No perquisites.	• No contractual severance arrangements with NEOs and no executive severance plans or policies.
• Maintain discretion to pay all or a portion of annual incentives in the form of shares.	• No repricing, cancellation or exchange of option awards.

Administration of Executive Compensation Programs and Methodology

The Role of the Compensation Committee

Our Compensation Committee sets our compensation philosophy and objectives and designs our executive compensation programs to support our strategic business objectives. The Compensation Committee is comprised entirely of independent directors who are appointed by the Board and meets at least annually with the CEO and any other corporate officers that the Compensation Committee deems appropriate. From time to time, the Compensation Committee also consults with the Chairman and Vice Chairman of the Board regarding executive and director compensation matters. The Compensation Committee meets in executive session on an as-needed basis.

The Compensation Committee is responsible for the following:

•	Reviewing and making recommendations to the Board regarding the compensation of the CEO and all other executive officers of Tellurian.

•	Reviewing and making recommendations to the Board, on an annual basis, regarding the corporate goals and objectives relevant to the compensation of the CEO and other executive officers, including annual and long-term performance goals and objectives.

•	Considering information and reports with respect to whether our compensation programs encourage unnecessary or excessive risk, and reporting concerns to the Board.

•	Designing the equity and other incentive compensation plans, policies and programs for the benefit of Tellurian’s directors, executive officers, officers, employees and consultants and recommending that the Board adopt the same.

•	Overseeing and administering equity and other incentive compensation plans, policies and programs in accordance with their terms.

•	Reviewing the form and amount of non-employee director compensation at least annually and making recommendations with respect thereto to the Board for its approval.

•	Assessing the performance criteria and compensation levels of key executives.

•	Reviewing, on a quarterly basis, progress towards the achievement of corporate performance goals and other considerations relevant to the determination of our NEOs’ annual discretionary bonuses and making a final recommendation for the Board’s approval.

The Role of Management

The Compensation Committee, along with each of the independent directors, is authorized by the Board to obtain information from and work directly with any employee in fulfilling its responsibilities. The Compensation Committee receives from the CEO compensation recommendations and evaluations of the executive group (including with respect to the annual bonus award pool size and individual bonus awards). The CEO meets with the Compensation Committee at least annually as part of the Compensation Committee’s annual discussion and review of the performance criteria and compensation levels of the other key executives. However, the CEO is not, and may not be, present during any voting or deliberations on her compensation.

Management also plays a role in Tellurian’s annual bonus program. Management will review the achievement of corporate goals to date and make a recommendation to the Compensation Committee regarding the annual bonus pool to award employees outside of the executive group and individual bonus awards to employees outside of senior management. The Compensation Committee takes management’s recommendation into account but ultimately has the sole discretion to determine or recommend to the Board for its determination the amount and form (i.e., cash, equity or a mix thereof) of annual bonus awards to the CEO and other executive officers and other employees and service providers outside of senior management.

Our Senior Vice President and Chief Human Resources Officer prepares materials for the CEO and the Compensation Committee for the exercise of their distinct, but interrelated, compensation responsibilities.

The Role of the Independent Compensation Consultant

The Compensation Committee has retained Pearl Meyer as its independent compensation consultant. In 2019, Pearl Meyer provided the Compensation Committee with advice and information regarding current executive compensation practices, including market trends and reviews, and benchmarking of our executive compensation against the market. The Compensation Committee utilizes the benchmarking data provided by Pearl Meyer in making its compensation recommendations to the Board. Representatives of Pearl Meyer are invited to select Compensation Committee meetings to present their benchmarking data and to assist the Compensation Committee with its executive compensation decisions. Pearl Meyer also conducts an annual assessment of issues that may or could be associated with or indicative of excessive compensation-related risk-taking and summarizes its findings for the Compensation Committee’s review. In its compensation-related risk assessments in each of 2017, 2018, and 2019, Pearl Meyer identified no programs or practices that indicated the presence of a material compensation-related risk.

Review of Executive Officer Compensation

Generally

Our review of executive officer compensation encompasses both the structure of our executive compensation program and the targeted amount of compensation. The Compensation Committee considers multiple sources of internal and external data to reach final determinations in order to recommend actions to the Board, including the recommendations of the CEO. Comparative compensation information is one of several analytical tools that we use in setting executive compensation, and the Compensation Committee utilizes its judgment in determining the nature and extent of its use of comparative companies. With the assistance of Pearl Meyer, the Compensation Committee reviews the executive compensation programs in effect at our peer group companies and other companies in our industry sectors. Market and peer group compensation data is one factor among many that the Compensation Committee considers in reviewing executive compensation and is critical in ensuring that Tellurian remains competitive among the companies against which it is competing for talent.

In its analysis and in making decisions, the Compensation Committee may consider factors such as the nature of the officer’s duties and responsibilities as compared to the corresponding position used in the benchmarking data, the experience and value the executive brings to the role, the executive’s performance results, the success demonstrated in meeting strategic and other business objectives, the relationship of compensation earned compared to Company performance, previous compensation awarded to the executive that remains outstanding, and the impact on the internal equity of our pay structure within the Company.

Each year, the Compensation Committee reviews individualized, position-specific compensation benchmarking studies provided by Pearl Meyer, which help the Compensation Committee make recommendations to the Board for the upcoming fiscal year. In the first quarter of each year, the Compensation Committee makes recommendations to the Board regarding base salaries for the upcoming fiscal year and discretionary annual incentive bonus awards for the most recent fiscal year.

The Compensation Committee recommends to the Board, and ultimately the Board sets, goals applicable to the discretionary annual incentive bonuses for the year. The Compensation Committee, together with the CEO, reviews the year-to-date progress on the corporate goal achievement each quarter. Following completion of the year, the Compensation Committee will review the discretionary annual incentive bonus payouts for the NEOs recommended by the CEO and will present them to the Board for approval in the first quarter of that year.

Compensation Peer Group

As noted above, we use peer group companies, along with other companies in our industry sectors, to benchmark our compensation. Our peer group consists of publicly traded companies in (i) the oil and gas storage and transportation sector, (ii) the oil and gas exploration and production sector and (iii) the utilities sector. We have selected companies in each of these sectors as part of our peer group because our business model makes it such that we perform functions performed by or related to companies in each of those sectors. In constructing the peer group, we also considered peers of peers and other peers identified by management as competitors for business or talent, and took into account workforce and business operations footprint in determining whether or not to include companies in the peer group.

With the assistance of Pearl Meyer, our Compensation Committee reviews the composition of the peer group annually so that the included companies remain relevant for comparative purposes. The Compensation Committee, with the assistance of Pearl Meyer, reviewed the peer group in September 2019 and made certain changes to the composition of the peer group to reduce the number of limited partnerships in the peer group, remove companies with the lowest stock price correlation and add two additional LNG companies. The revised peer group will be used for purposes of determining compensation for 2020.

Tellurian’s peer groups for purposes of determining compensation for 2019 and 2020 are listed below:

Sector	Peer	2019	2020

Oil and Gas Storage and Transportation Companies	Buckeye Partners, L.P.	✓
	Cheniere Energy, Inc.	✓	✓
	Enable Midstream Partners, LP	✓
	Enterprise Products Partners L.P.	✓	✓
	Gibson Energy Inc.	✓	✓
	Kinder Morgan, Inc.		✓
	Magellan Midstream Partners, L.P.	✓
	NextDecade Corporation		✓
	NuStar Energy L.P.	✓	✓
	ONEOK, Inc.	✓	✓
	Summit Midstream Partners, LP	✓
	The Williams Companies, Inc.	✓	✓

Oil and Gas Exploration and Production Companies	Anadarko Petroleum Corporation	✓	✓
	EQT Corporation	✓	✓
	Noble Energy, Inc.	✓	✓
	Range Resources Corporation	✓	✓
	Southwestern Energy Company	✓	✓
	WPX Energy, Inc.	✓	✓

Utilities	The AES Corporation	✓	✓
	CMS Energy Corporation	✓
	Dominion Energy, Inc.	✓	✓
	NiSource Inc.	✓
	PPL Corporation	✓	✓
	Sempra Energy	✓	✓

	Total	22	18

Risk Oversight

Consistent with the compensation-related risk assessment made by Pearl Meyer, we have determined that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on the Company. Our compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the achievement of our strategic business objectives. The combination of performance measures for the annual bonus awards and long-term incentive compensation program encourages executives to maintain both a short and a long-term view with respect to Company performance. We maintain an insider trading policy that prohibits directors, officers and employees of the Company from hedging or engaging in derivative transactions involving shares of Tellurian stock.

Components of Pay and 2019 Compensation Decisions

Components of Tellurian’s Compensation Program

Our executive compensation program consists of the following pay elements:

Compensation Element	Compensation Type	Form of Compensation	Purpose
Base salary	Fixed	• Cash	• Provide competitive cash compensation based on position and experience
Annual discretionary bonus awards	Variable	• Annual discretionary bonus paid in cash, common stock, restricted stock units, or a combination thereof

•      Motivate and reward the achievement of annual corporate goals and strategic milestones over the short term

•      Payment in stock preserves cash and aligns the long-term interests of employees and stockholders by promoting stock ownership

Long-term incentive awards	Variable	• Performance-based restricted shares and/or restricted stock units • Stock options • Performance-based cash awards under the Driftwood Incentive Program	• Motivate and reward accomplishment of company milestones and creation of long-term stockholder value • Align the long-term interests of employees and stockholders
Employee benefits	Fixed	• Health and welfare plans • Retirement plan

•      Provide industry-standard employee benefits necessary to attract and retain talent

•      Allow executives and other employees to defer compensation on a tax-advantaged basis through our 401(k) plan with Company match

Base Salary

Consistent with our executive compensation philosophy, base salaries for the NEOs are targeted at the 50th percentile of market. The Compensation Committee reviews our NEOs’ base salaries annually.

In 2019, we provided each of our NEOs (other than Mr. Lafargue) with a 3% cost of living increase to his or her base salary, which is intended to maintain compensation levels at approximately the median of market (with the exception of Ms. Gentle, who remains positioned at around the 29th percentile of market, and Mr. Sharafeldin, who remains positioned above the 90th percentile of market). Mr. Lafargue’s base salary was increased by 17.7% in order to bring his base salary up to the median of market. The adjustment to Mr. Lafargue’s base salary was also accompanied by a reduction to his target and stretch bonus levels, which are now in line with those of similarly situated members of our senior management team.

Effective as of February 17, 2019, our NEOs’ base salaries were as follows:

Name	Prior Base Salary (through 2/16/19)	2019 Base Salary (eff. 2/17/19)	Percentage Increase
Meg A. Gentle	$700,000	$721,000	3.0%
R. Keith Teague	$500,000	$515,000	3.0%
Antoine J. Lafargue	$350,000	$412,000	17.7%
Daniel A. Belhumeur	$400,000	$412,000	3.0%
Khaled A. Sharafeldin	$350,000	$360,500	3.0%

Discretionary Annual Bonus

Our executive officers are eligible to earn a discretionary annual incentive bonus for each fiscal year. Annual bonus awards, if any, are determined in relation to pre-established target and stretch amounts established for each NEO and are based on a holistic review of corporate and individual performance for the year. Although the Compensation Committee and the Board establish corporate goals for each year, there is no bonus formula or weighting of those goals, and actual bonus determinations may take into account a number of other factors, including Company and individual achievements during the year that are not covered by the pre-established goals. The Compensation Committee reviews corporate performance throughout the year (generally on a quarterly basis) and receives input from our CEO and management team before making a final assessment and bonus recommendation to the Board in the first quarter of the year following the year to which such annual bonus relates. Annual bonuses may be paid in cash and/or stock or other equity awards as the Board may determine in its discretion. In the first quarter of each of 2018 and 2019, annual discretionary bonuses for performance with respect to each of 2017 and 2018, respectively, were awarded to our NEOs entirely in the form of shares of Tellurian common stock.

2019 Annual Bonus Targets

For the 2019 annual bonus awards, target and stretch bonus amounts were set by the Compensation Committee as a percentage of each NEO’s base salary. For 2019, we increased Ms. Gentle’s target and stretch bonus percentages from 100% and 150%, respectively, of her base salary to 150% and 225%, respectively, of her base salary in order to provide her with an annual bonus opportunity that is more competitive with market. In addition, we lowered Mr. Lafargue’s target and stretch bonus percentages from 150% and 200%, respectively, of his base salary to 100% and 150%, respectively, of his base salary in order to better align his annual bonus incentive award with that of the remainder of the senior leadership team.

The target annual bonus opportunities for the NEOs for 2019 were as follows:

NEO	Target Bonus (As a Percentage of Base Salary)	Stretch Bonus (As a Percentage of Base Salary)
Meg A. Gentle	150%	225%
R. Keith Teague	100%	150%
Antoine J. Lafargue	100%	150%
Daniel A. Belhumeur	100%	150%
Khaled A. Sharafeldin	100%	150%

2019 Company Performance Goals

The Company performance goals established by the Compensation Committee and the Board for fiscal year 2019 reflect our overall business strategy of developing a global natural gas business through the development of the Driftwood Project, as well as the achievement of other important milestones. The development of the Driftwood Project and implementation of our long-term strategy requires the successful coordination and completion of multiple objectives in a variety of areas, including finance, marketing, natural gas resource acquisitions, pipeline development, and facility planning and permitting. Accordingly, our fiscal year 2019 Company performance goals were generally project-focused as opposed to financial-metric focused, and incentivized the short-term financial, asset, marketing, and gas supply projects that were necessary to implement our business strategy. As discussed below, the Compensation Committee considers reaching FID to be a significant milestone for Tellurian. It was considered a key performance goal for fiscal year 2019 and weighted accordingly.

For 2019, the Compensation Committee and the Board created corporate goals to be used generally for the NEOs, as well as a set of CEO-specific performance goals used solely to measure the performance of Ms. Gentle.

The following chart reflects the Company performance goals used generally for all NEOs for 2019.

Annual Corporate Performance Goals
Description	Why we use it
Reach FID on Phase 1 of the Driftwood terminal.	FID is a significant milestone that represents our securing of sufficient financing and completion of the other actions necessary to proceed with the construction of the Driftwood terminal.
Control spending to +/- 10% of budget.	Fiscal discipline is essential to our ability to implement our business strategy as we have limited cash resources that need to be deployed to further the Driftwood Project.
Establish financing for operating business.	Our ability to conduct our operations and meet our general working capital needs is dependent on our ability to obtain adequate levels of financing.
Operate owned producing assets (including the sale of gas) safely, efficiently, and profitably.	Producing natural gas is important to our ability to implement our business strategy, and it is fundamental to our business that we be able to do so on a safe, efficient, and profitable basis.
Purchase a targeted amount of natural gas resources.	Achievement of our business objectives requires that we acquire substantial natural gas producing properties at attractive prices.
Execute Memorandum of Understanding sufficient to FID of Phase 1 of the Driftwood terminal.	Our ability to reach FID is dependent on our ability to have arrangements in place to sell sufficient volumes of LNG from the Driftwood terminal.
Execute commercial agreements sufficient to support the financing of Phase 2 of the Driftwood terminal.	Our ability to finance Phase 2 of the Driftwood terminal is dependent on our ability to have agreements in place to sell sufficient volumes of LNG from the Driftwood terminal.
Close financing for Phase 2 of the Driftwood terminal.	Obtaining adequate levels of financing is essential for our ability to complete Phase 2 of the Driftwood terminal.
Secure binding shipper agreements on the Permian Global Access Pipeline and the Haynesville Global Access Pipeline and begin Federal Energy Regulation Commission (FERC) process on each.	Securing customers and obtaining regulatory approval of our pipelines is essential to the successful commercialization of those projects.
Build LNG trading business to a targeted amount of gross profit for fiscal 2018.	Our long-term business plan includes participation in a variety of natural gas-related lines of business, including LNG trading.
Execute transition plan for the Driftwood Project on schedule.	As we structure Driftwood Holdings as a partnership, management is focusing on organizational structure and joint venture capabilities.

The following chart reflects the Company performance goals used solely in respect of Ms. Gentle:

CEO Performance Goals
Description	Why we use it
Reach FID on Phase 1 of the Driftwood terminal.	FID is a significant milestone that represents our securing of sufficient financing and completion of the other actions necessary to proceed with the construction of the Driftwood terminal.
Achieve targeted level of share price appreciation on a one-year basis.	We believe that our CEO should be compensated in part based on the returns delivered to our stockholders.
Achieve targeted level of share price appreciation on a three-year basis.	We believe that our CEO should be compensated in part based on the returns delivered to our stockholders.

Assessment of 2019 Performance

Upon completion of fiscal year 2019, the Compensation Committee recommended, and the Board approved, that no discretionary annual bonus awards in respect of 2019 be paid to our NEOs other than to Mr. Lafargue, as described below. Although the Company continued to make substantial progress in 2019 and achieved or partially achieved seven of the eleven corporate performance goals established by the Compensation Committee and the Board, the Company did not achieve its key goal of reaching FID on Phase 1 of the Driftwood Project in 2019, which was the primary driver of our NEOs generally not receiving discretionary bonus awards for 2019. Additionally, none of the CEO-specific goals were achieved for 2019.

2019 Annual Bonus Awards

Based on the foregoing assessment of 2019 Company and individual performance, the Board, on the Compensation Committee’s recommendation, did not make any 2019 discretionary annual bonus awards to our NEOs, other than to Mr. Lafargue. On March 9, 2020, following Mr. Lafargue’s transition into his new role, we awarded Mr. Lafargue a 2019 discretionary annual bonus of $250,000 paid in the form of 206,611 restricted stock units as an annual performance bonus for the fiscal year ended December 31, 2019. Mr. Lafargue’s 2019 discretionary annual bonus was made in recognition of his efforts throughout 2019 and in order to align his compensation structure with his current non-NEO position as Senior Vice President of LNG Marketing. Each restricted stock unit granted to Mr. Lafargue represents a contingent right to receive on or within thirty days after vesting one share of Tellurian common stock, cash of equal value, or a combination of both, and the restricted stock units vest in twelve substantially equal monthly installments beginning on June 1, 2020.

Long-Term Incentive Awards

Long-Term Incentive Compensation

Our long-term incentive compensation program consists primarily of the vehicles set forth in the chart below, all of which were granted to our NEOs prior to 2019. We may, from time to time, grant additional awards of the same or a different type to executives in any given year based on exceptional performance or other factors that the Compensation Committee deems relevant. We consider long-term incentives on a cumulative basis, and accordingly view grants made in prior years as a vital part of our ongoing long-term incentive structure and an important consideration regarding the amount, if any, and type of additional grants to be made in any future year.

	FID Restricted Stock	Stock Options	Driftwood Incentive Program Awards
Description	A significant grant of shares of restricted stock, the vesting of which is contingent upon FID.	An award of time-vesting non-qualified stock options designed to allow the recipients to participate in the upside of the Company.	A cash award under the Driftwood Incentive Program designed to reward employees, including our NEOs, for commencement of work on each of the four phases of the Driftwood terminal (each, a “Phase”). Each award provides a fixed dollar amount for each Phase. After satisfaction of the relevant milestone, the amount is paid over time, contingent upon continued employment, creating a meaningful long-term retention incentive.
Why it is consistent with our compensation philosophy	Creates alignment with stockholders and links pay to achievement of a significant corporate project.	Creates alignment with our stockholders and encourages long-term retention of executives.	Links pay to achievement of a significant corporate project and encourages long-term retention of executives.
When issued	Each of our NEOs received an initial grant prior to the Merger in connection with their offer letter with Tellurian Investments, except for Mr. Lafargue, who received his initial grant upon the Merger. Additional awards may be issued upon the achievement of strategic milestones (e.g., Mr. Teague’s additional 2018 award).	October 2017	April 2018
Vesting terms	Generally, vests in full upon FID. Mr. Teague’s additional 2018 award vests in equal one-third increments upon FID and the two anniversaries thereof.	Vests in three equal annual installments on the first three anniversaries of the date of grant, subject to continued employment through each vesting date.	Vests in increments, with 25% of the award allocable to any Phase vesting on each of the first four anniversaries of the date on which a notice to proceed or similar action or authorization is issued and delivered by Driftwood LNG LLC under an EPC contract with Bechtel to commence work on the applicable Phase of the Driftwood terminal (each, an “NTP Date”).
Settlement	Upon vesting, shares of common stock are no longer subject to forfeiture or transfer restrictions.	Exercisable into shares of common stock.	Upon vesting, payable in cash within 30 days of the applicable vesting date.
Termination of services; change of control	Treatment of the awards in connection with a termination of services and upon a “change of control” is described under the heading “Potential Payments upon Termination or Change of Control” below.	Treatment of the awards in connection with a termination of services and upon a “change of control” is described under the heading “Potential Payments upon Termination or Change of Control” below.	Treatment of the awards in connection with a termination of services and upon a “change of control” is described under the heading “Potential Payments upon Termination or Change of Control” below.
Other terms	Dividends, if any, would be accrued and paid solely when and if the related restricted stock vests.	All unexercised options expire upon the tenth anniversary of the grant date.	Each award expires on the 10-year anniversary of the grant date (the “Expiration Date”). If the NTP Date for any Phase does not occur by the Expiration Date, entitlement to the award allocated to such Phase will be forfeited without any right to compensation.

2019 Long-Term Incentive Compensation Actions

We did not make any long-term incentive compensation awards to our NEOs in 2019. After considering the existing long-term incentives provided to our NEOs, the Compensation Committee and our Board determined that our NEOs were already appropriately incentivized to achieve the Company’s current and long-term strategic projects.

Outstanding Long-Term Incentive Awards

A full listing of the FID restricted stock and stock options held by our NEOs is set forth in the section below entitled “Outstanding Equity Awards at December 31, 2019.” In addition, each of our executives has the ability to earn the following cash incentive awards under the Driftwood Incentive Program in respect of each Phase of the Driftwood terminal:

NEO	Phase 1	Phase 2	Phase 3	Phase 4	Total Driftwood Incentive Program Award
Meg A. Gentle	$14,000,000	$7,000,000	$7,000,000	$7,000,000	$35,000,000
R. Keith Teague	$8,000,000	$4,000,000	$4,000,000	$4,000,000	$20,000,000
Antoine J. Lafargue	$6,000,000	$3,000,000	$3,000,000	$3,000,000	$15,000,000
Daniel A. Belhumeur	$6,000,000	$3,000,000	$3,000,000	$3,000,000	$15,000,000
Khaled A. Sharafeldin	$1,800,000	$900,000	$900,000	$900,000	$4,500,000

Benefits

Retirement and Other Benefits

Our NEOs are eligible to participate in Tellurian’s defined contribution 401(k) plan, the Tellurian Services LLC 401(k) Retirement Plan (the “401(k) Plan”), on the same basis as all other employees. Tellurian matches 100% of the first 6% of a participant’s compensation that is contributed by an eligible participant to the 401(k) Plan, subject to the applicable limits imposed by the IRS Code. In addition to the 401(k) Plan, our NEOs are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, short and long-term disability, and supplemental life and accidental death and dismemberment insurance, in each case on the same basis as other employees (and subject to applicable law). NEOs are also eligible for vacation and other paid holidays that are generally available to Tellurian’s employees. We do not offer a defined benefit pension plan or a nonqualified deferred compensation plan to any of our employees or NEOs.

Employment, Severance and Change of Control Arrangements

During 2019, NEOs other than Mr. Lafargue were employed on an at-will basis, which means that Tellurian or the NEO can terminate the employment relationship at any time. During 2019, we did not maintain any severance or change of control plan or policy for the benefit of our NEOs other than Mr. Lafargue and our NEOs are not entitled to any cash severance benefits upon termination of employment for any reason. Mr. Lafargue previously entered into an employment agreement with Tellurian for a fixed term of three years that provided for severance benefits in the event of certain termination events, as described in greater detail under the heading “Potential Payments upon Termination or Change of Control”; however, the term of the employment agreement expired on February 10, 2020, and we did not renew the agreement.

Our NEOs are eligible for accelerated and/or continued vesting of their long-term incentive awards upon the occurrence of a change of control of Tellurian and/or certain termination events, as explained in greater detail under the heading “Potential Payments upon Termination or Change of Control.” In addition, on April 9, 2020, we entered into a letter agreement with Mr. Lafargue (the “Lafargue Letter Agreement”) in connection with his assumption of the position of Senior Vice President of LNG Marketing that provides that for purposes of any of Mr. Lafargue’s then-outstanding awards under our equity-based and other long-term performance incentive plans and programs, termination of employment for any reason will be treated as a termination of Mr. Lafargue’s employment without “cause,” entitling him to certain additional vesting benefits under the terms of such outstanding awards. The vesting benefits under the Lafargue Letter Agreement are subject to Mr. Lafargue’s compliance with certain restrictive covenants and his execution of a general release of claims in favor of the Company. The Lafargue Letter Agreement also makes certain adjustments to Mr. Lafargue’s compensation in connection with his new position.

Tax Considerations

In designing our compensation programs, we take into account the tax, accounting and disclosure rules associated with various forms of compensation, although the design of our programs is focused primarily on attracting and retaining the top talent in our industry and incentivizing those individuals to execute on the Company’s business strategy and to increase stockholder value.

For tax years beginning on or after January 1, 2018, the Tax Cuts and Jobs Act of 2017 generally eliminated the exception to the non-deductibility of compensation in excess of $1 million per year paid to certain executive officers of the Company (“covered employees”) under Section 162(m) of the IRS Code for certain qualified performance-based compensation, and expanded the scope of “covered employees” whose compensation may be subject to this deduction limit to include the Company’s chief financial officer and former covered employees of the Company for tax years beginning after December 31, 2016. We intend to design programs that recognize a range of performance criteria important to our success, even though compensation paid under such programs may not be deductible.

Under Section 280G and Section 4999 of the IRS Code, compensation that is granted, accelerated or enhanced upon the occurrence of a change in control may give rise, in whole or in part, to “excess parachute payments” and, to such extent, will be non-deductible by the Company and will be subject to a 20% excise tax payable by the executive. Our compensation arrangements do not provide for gross-ups for this excise tax.

Section 409A of the IRS Code requires that nonqualified deferred compensation be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, the timing of payments and certain other matters. Failure to satisfy these requirements can expose our employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. We design our compensation programs with the intent that they comply with or be exempt from Section 409A of the IRS Code, although there is no guarantee that any particular element of compensation will, in fact, be so compliant or exempt. Our compensation arrangements do not provide for gross-ups for any penalty taxes or interest that may be imposed under Section 409A of the IRS Code.

Summary Compensation Table

The following table shows the compensation paid or accrued to the NEOs for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	All Other Compen- sation (3)	Total
Meg A. Gentle, President and Chief	2019	$701,615	$—	$—	$—	$26,134	$727,749
Executive Officer	2018	$691,667	$549,999	$—	$—	$23,084	$1,264,750
	2017	$534,231	$717,652	$260,305	$550,620	$12,724	$2,075,532
R. Keith Teague, Executive Vice	2019	$501,154	$—	$—	$—	$25,900	$527,054
President and Chief Operating	2018	$491,667	$500,000	$5,825,000	$—	$23,084	$6,839,751
Officer	2017	$356,154	$717,652	$65,076	$307,800	$19,924	$1,466,606
Antoine J. Lafargue, Senior Vice	2019	$394,385	$250,000	$—	$—	$22,239	$666,624
President of LNG Marketing and	2018	$350,000	$524,994	$—	$—	$23,383	$898,377
former Chief Financial Officer	2017	$344,930	$1,547,371	$11,224,000	$256,500	$227,164	$13,599,965
Daniel A. Belhumeur, Executive Vice	2019	$400,923	$—	$—	$—	$22,067	$422,990
President, General Counsel and Chief	2018	$391,667	$400,000	$—	$—	$20,428	$812,095
Compliance Officer	2017	$267,115	$598,041	$74,844	$273,600	$17,560	$1,231,160
Khaled A. Sharafeldin, Chief	2019	$350,808	$—	$—	$—	$21,974	$372,782
Accounting Officer	2018	$344,583	$400,000	$—	$—	$2,795	$747,378

(1)	Effective as of February 17, 2019, each of our NEOs (other than Mr. Lafargue) received a 3% cost of living increase to his or her base salary. On December 4, 2019, the Board, upon the recommendation of the Compensation Committee, approved a base salary increase effective as of January 5, 2020 for Mr. Sharafeldin from $350,000 to $400,000.

(2)	On March 9, 2020 Mr. Lafargue received an annual discretionary bonus award for performance in 2019 that was paid in the form of restricted stock units, vesting in twelve substantially equal monthly installments beginning on June 1, 2020 and payable in shares of Tellurian common stock, cash of equal value, or a combination of both. The amount of Mr. Lafargue’s bonus for 2019, expressed in dollars as approved by the Board, is reported as “Bonus” for 2019. The number of restricted stock units issued to Mr. Lafargue on March 9, 2020 in respect of his discretionary bonus was determined by dividing the dollar amount of the bonus by $1.21, the closing price of Tellurian common stock on March 6, 2020. Because the grant of restricted stock units to Mr. Lafargue in respect of his 2019 annual bonus was not made during the fiscal year ended December 31, 2019, the grant is not reflected in the “Grants of Plan Based Awards” table for 2019.

(3)	The amounts entitled “All Other Compensation” for 2019 are detailed in the following table:

Name	Premiums for Life and Disability Insurance Plans (1)	Company Contributions to 401(k) Plans (2)	Total
Meg A. Gentle	$9,334	$16,800	$26,134
R. Keith Teague	$9,100	$16,800	$25,900
Antoine J. Lafargue	$5,439	$16,800	$22,239
Daniel A. Belhumeur	$5,267	$16,800	$22,067
Khaled A. Sharafeldin	$5,335	$16,639	$21,974

(1)	Comprised of premiums for life and disability insurance.

(2)	Comprised of the value of the Company match in connection with the Company’s 401(k) defined contribution plan.

Grants of Plan-Based Awards

The following table summarizes grants of awards to the NEOs during the fiscal year ended December 31, 2019 and possible future payouts pursuant to those awards.

Name	Grant date		Estimated future payouts under non-equity incentive plan awards Target ($)	All other stock awards: Number of shares of stock or units (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Meg A. Gentle	2/26/2019	(2)		59,945		$549,999
R. Keith Teague	2/26/2019	(2)		49,950		$500,000
Antoine J. Lafargue (1)	2/26/2019	(2)		52,447		$524,994
Daniel A. Belhumeur	2/26/2019	(2)		39,960		$400,000
Khaled A. Sharafeldin	2/26/2019	(2)		39,960		$400,000

(1)	This Grants of Plan-Based Awards table does not include the grant of restricted stock units to Mr. Lafargue in March 2020 as an annual discretionary bonus with respect to performance for 2019, as such grant was not made during the fiscal year ended December 31, 2019. However, this bonus is discussed under the heading “Components of Pay and 2019 Compensation Decisions—Discretionary Annual Bonus—2019 Annual Bonus Awards.”

(2)	Represents shares of fully vested Tellurian common stock awarded to our NEOs on February 26, 2019 (with a grant date value equal to $10.01 per share) as a discretionary bonus with respect to performance in the fiscal year ended December 31, 2018. Amounts reported represent the aggregate grant date fair value of the common stock awards calculated in accordance with FASB ASC Topic 718. The grant date values have been determined based on assumptions and methodologies discussed in Notes 1 and 13 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Outstanding Equity Awards at December 31, 2019

The following table summarizes information regarding unexercised options, stock that has not vested and equity incentive plan awards outstanding as of December 31, 2019 for each of the NEOs.

	Option Awards (1)				Stock Awards (2)
Equity
			incentive					Equity	Equity
			plan					incentive	incentive plan
			awards:					plan awards:	awards:
	Number of	Number of	Number of			Number	Market	Number of	Market or
	securities	securities	securities			of shares	value of	unearned	payout value
	underlying	underlying	underlying			or units	shares or	shares, units	of unearned
	un-	un-	un-			of stock	units of	or other	shares, units
	exercised	exercised	exercised	Option		that have	stock that	rights that	or other rights
	options	options	unearned	exercise	Option	not	have not	have not	that have not
	(#)	Un-	options	price	expiration	vested	vested	vested	vested
	exercisable	exercisable	(#)	($)	date	(#)	($)	(#) (3)	($)(4)
Meg A. Gentle	107,333	53,667	—	$10.32	10/16/2027	—	—	3,250,000	23,660,000
R. Keith Teague	60,000	30,000	—	$10.32	10/16/2027	—	—	3,750,000	27,300,000
Antoine J. Lafargue	50,000	25,000	—	$10.32	10/16/2027	—	—	650,000	4,732,000
Daniel A. Belhumeur	53,333	26,667	—	$10.32	10/16/2027	—	—	1,170,000	8,517,600
Khaled A. Sharafeldin	38,666	19,334	—	$10.32	10/16/2027	—	—	526,500	3,832,920

(1)	The final installment of the options will vest on October 16, 2020. If an NEO incurs a termination of service due to his or her death or “disability,” any unvested options will vest in full as of the date of termination (subject to compliance with certain obligations in the case of a termination due to “disability”) and remain exercisable for 12 months following termination. If an NEO is terminated without “cause,” he or she will vest in a pro-rata portion of his or her award based on the number of days worked in the total vesting period (subject to compliance with certain obligations), which will remain exercisable for 90 days following termination. If there is a “change of control” (or if any NEO is terminated without “cause” within one year following a “change of control”), the option award will vest in full as of the date of the “change of control” and remain exercisable until its expiration date.

(2)	This Outstanding Equity Awards table does not include the grant of restricted stock units to Mr. Lafargue in March 2020 as an annual discretionary bonus with respect to performance for 2019, as such grant was not made during the fiscal year ended December 31, 2019. However, this bonus is discussed under the heading “Components of Pay and 2019 Compensation Decisions—Discretionary Annual Bonus—2019 Annual Bonus Awards.”

(3)	This column represents awards of restricted shares of Tellurian common stock. All such restricted share FID awards will vest in full upon FID, except for 500,000 restricted shares granted to Mr. Teague, which vest as follows: (i) 166,666 of such restricted shares will vest upon FID, and (ii) 166,667 of such restricted shares will vest each on the first and second anniversaries of FID.

(4)	Market or payout value based on the $7.28 closing price of Tellurian common stock on the Nasdaq on December 31, 2019.

Option Exercises and Stock Vested

The following table sets forth the aggregate dollar value realized by the NEOs upon the exercise of stock options and the vesting of stock awards during the fiscal year ended December 31, 2019.

	Stock awards
Name	Number of shares acquired on vesting (#)		Value realized on vesting ($)
Meg A. Gentle	54,945	(1)	$549,999
R. Keith Teague	49,950	(1)	$500,000
Antoine J. Lafargue	52,447	(1)	$524,994
Daniel A. Belhumeur	39,960	(1)	$400,000
Khaled A. Sharafeldin	39,960	(1)	$400,000

(1)	Represents shares of fully vested Tellurian common stock awarded to our NEOs on February 26, 2019 (with a grant date value equal to $10.01 per share) as a discretionary bonus with respect to performance in the fiscal year ended December 31, 2018.

Potential Payments upon Termination or Change of Control

Summary of Termination and Change of Control Benefits

As described above, we did not provide severance benefits for any of our executive officers other than Mr. Lafargue in 2019, although certain of our long-term incentive awards contain specialized vesting provisions applicable in the event of a termination of employment or a “change of control.” The following chart sets forth the effect of (i) various types of terminations and (ii) a “change of control” on Mr. Lafargue’s severance benefits pursuant to the employment agreement that expired on February 10, 2020 (and not renewed), as well as under our long-term cash and equity incentive awards. Following the expiration of Mr. Lafargue’s employment agreement, we do not have any contractual agreements or understandings with any of our named executive officers that provide for cash severance benefits. Please note that the following chart does not reflect the Lafargue Letter Agreement, as described in “Employment, Severance and Change of Control Arrangements” above.

Disability	Death	Termination without Cause	Change of Control
Mr. Lafargue Employment Agreement
Continued payments of the then-current base salary through February 10, 2020, subject to execution of a general release of claims in favor of Tellurian.	Continued payments of the then-current base salary through February 10, 2020, subject to execution of a general release of claims in favor of Tellurian.	Continued payments of the then-current base salary through February 10, 2020, subject to execution of a general release of claims in favor of Tellurian.	No single-trigger severance.
Driftwood Incentive Program
Full vesting of any portion of any Driftwood Incentive Program award allocated to any Phase for which the applicable NTP Date has occurred as of the date of such termination or within one year thereafter.

Any portion of a Driftwood Incentive Program award that does not vest in accordance with these terms will be forfeited on the first anniversary of the date of termination of service.	Upon death before the occurrence of the NTP Date of a particular Phase, any portion of the Driftwood Incentive Program award allocated to such Phase will remain outstanding and eligible to become fully vested, subject to the occurrence of the applicable NTP Date before the Expiration Date.

Upon death on or after the occurrence of the NTP Date for a particular Phase, any unvested portion of an award allocated to such Phase will vest in full as of the date of such termination of service.	Upon a “termination without cause” (which would include for each of our NEOs certain terminations by the NEO) before the NTP Date for a particular Phase, any unvested portion of a Driftwood Incentive Program award allocated to such Phase will remain outstanding and eligible to vest in accordance with the regular vesting schedule (subject to the occurrence of the NTP Date on or before the Expiration Date).

Upon a “termination without cause” on or after the NTP Date for a particular Phase, any unvested portion of an award allocated to such Phase will remain outstanding and eligible to vest in accordance with the regular vesting schedule.

Continued vesting is subject to (i) compliance of the NEO with any restrictive covenants to which it is subject, and (ii) the NEO’s execution of a release of claims.	Upon the occurrence of a “change of control,” any unvested portion of any Driftwood Incentive Program award granted to our NEOs (other than Mr. Sharafeldin) will fully vest as of the date of the “change of control” if either (i) the applicable NEO has not experienced a termination of service prior to the “change of control” or (ii) subject to a release of claims and compliance with restrictive covenants, there has been a “termination without cause” within six months prior to the date of the “change of control.”

Mr. Sharafeldin’s Driftwood Incentive Program award will only vest in connection with a “change of control” if Mr. Sharafeldin incurs a “termination without cause” during the 12-month period following a “change of control,” subject to his continued compliance with restrictive covenants and a release of claims.

Disability	Death	Termination without Cause	Change of Control
Teague FID Award
Full vesting upon the date of such termination (subject to continued compliance with confidentiality obligations and restrictive covenants).	Full vesting upon the date of such termination.	Upon termination without “cause” before the FID date, any unvested portion of the award remains outstanding for five years following the date of termination, subject to his continued compliance with all confidentiality obligations and restrictive covenants and execution of a general release of claims.

		Upon termination without “cause” on or after the FID date, any unvested portion of the award remains outstanding and vests in accordance with the regular vesting schedule, subject to his continued compliance with all confidentiality obligations and restrictive covenants and execution of a general release of claims.	Full vesting upon the date of a “change of control.”
Stock Option Awards
Full vesting upon the date of such termination (subject to continued compliance with confidentiality obligations and restrictive covenants).	Full vesting upon the date of such termination.	Upon termination without “cause,” vest in a pro-rata portion of stock option award based on the number of days worked in the total vesting period (subject to continued compliance with all confidentiality obligations and restrictive covenants and execution of a general release of claims).	Full vesting upon the date of a “change of control.”
FID Restricted Stock Awards (Amended and Restated Tellurian Investments 2016 Omnibus Incentive Plan)
Any unvested shares of restricted stock remain outstanding and continue to be subject to vesting upon the occurrence of FID, and subject to Compensation Committee discretion to accelerate vesting following termination.	Any unvested shares of restricted stock remain outstanding and continue to be subject to vesting upon the occurrence of FID, subject to Compensation Committee discretion to accelerate vesting following termination.	Any unvested shares of restricted stock remain outstanding and continue to be subject to vesting upon the occurrence of FID, subject to Compensation Committee discretion to accelerate vesting following termination.	Upon the occurrence of a “change of control,” the Board or the Compensation Committee has the discretion to accelerate the vesting of all or any portion of the restricted stock award, cancel and cash out the restricted stock award, or issue substitute awards or otherwise assume and replace outstanding restricted stock awards.
Lafargue FID Restricted Stock Award
Any unvested shares of restricted stock remain outstanding and continue to be subject to vesting upon the occurrence of FID, subject to Compensation Committee discretion to accelerate vesting following termination.	Any unvested shares of restricted stock remain outstanding and continue to be subject to vesting upon the occurrence of FID, subject to Compensation Committee discretion to accelerate vesting following termination.	Any unvested shares of restricted stock remain outstanding and continue to be subject to vesting upon the occurrence of FID, subject to Compensation Committee discretion to accelerate vesting following termination.	Full vesting upon the date of a “change of control.”

Estimated Termination and Change of Control Benefits

The following table quantifies the dollar value of benefits that would have been received by the NEOs in the event of a “change of control” and/or had they experienced a termination of employment under various circumstances as of December 31, 2019 under the terms of their incentive and equity awards in effect on such date and, in the case of Mr. Lafargue, his employment agreement in effect on such date. The following table does not include the grant of restricted stock units to Mr. Lafargue in March 2020 as an annual discretionary bonus with respect to performance for 2019, as such grant was not made during the fiscal year ended December 31, 2019.

Name	Outstanding Unvested Options (1)	Outstanding Driftwood Construction Incentive Program (2)	Outstanding Restricted Stock / RSUs (3)	Severance Benefits (4)	Total
Meg A. Gentle
Retirement	—	—	—	—	—
Death, Disability	—	—	$23,660,000	—	$23,660,000
Termination without Cause	—	—	$23,660,000	—	$23,660,000
Termination for Good Reason	—	—	—	—	—
Change of Control without Termination	—	$35,000,000	$23,660,000	—	$58,660,000
Termination in connection with a Change of Control	—	$35,000,000	$23,660,000	—	$58,660,000
R. Keith Teague
Retirement	—	—	—	—	—
Death, Disability	—	—	$27,300,000	—	$27,300,000
Termination without Cause	—	—	$27,300,000	—	$27,300,000
Termination for Good Reason	—	—	—	—	—
Change of Control without Termination	—	$20,000,000	$27,300,000	—	$47,300,000
Termination in connection with a Change of Control	—	$20,000,000	$27,300,000	—	$47,300,000
Antoine J. Lafargue (5) (6)
Retirement	—	—	—	—	—
Death, Disability	—	—	$4,732,000	$45,603	$4,777,603
Termination without Cause	—	—	$4,732,000	$45,603	$4,777,603
Termination for Good Reason	—	—	—	—	—
Change of Control without Termination	—	$15,000,000	$4,732,000	—	$19,732,000
Termination in connection with a Change of Control	—	$15,000,000	$4,732,000	$45,603	$19,777,603
Daniel A. Belhumeur
Retirement	—	—	—	—	—
Death, Disability	—	—	$8,517,600	—	$8,517,600
Termination without Cause	—	—	$8,517,600	—	$8,517,600
Termination for Good Reason	—	—	—	—	—
Change of Control without Termination	—	$15,000,000	$8,517,600	—	$23,517,600
Termination in connection with a Change of Control	—	$15,000,000	$8,517,600	—	$23,517,600
Khaled A. Sharafeldin
Retirement	—	—	—	—	—
Death, Disability	—	—	$3,832,920	—	$3,832,920
Termination without Cause	—	—	$3,832,920	—	$3,832,920
Termination for Good Reason	—	—	—	—	—
Change of Control without Termination	—	—	$3,832,920	—	$3,832,920
Termination in connection with a Change of Control	—	$4,500,000	$3,832,920	—	$8,332,920

(1)	All outstanding and unvested options held by our NEOs had an exercise price greater than the closing price of Tellurian common stock as of December 31, 2019 and the NEOs would, therefore, not be entitled to any payments with respect to their outstanding options upon the occurrence of a “change of control” or upon termination of employment for any reason as of December 31, 2019.

(2)	In the event of a “change of control,” the Driftwood Incentive Program awards granted to Ms. Gentle and Messrs. Teague, Lafargue and Belhumeur would fully vest and become payable, and the Driftwood Incentive Program awards granted to Mr. Sharafeldin would fully vest and become payable upon certain terminations of employment on or within 12 months following the “change of control.” No NTP Dates have occurred as of December 31, 2019 and, therefore, none of the NEOs have been entitled to any payments under their Driftwood Incentive Program awards solely upon a termination for any reason on December 31, 2019. However, in the event that an NTP Date were to occur following certain terminations of employment, the NEOs would be eligible to earn payments with respect to the applicable Phase under their Driftwood Incentive Program awards. If all of the NTP Dates had occurred as of December 31, 2019, our NEOs would have received the full amount of their Driftwood Incentive Program awards (the value of which is reflected in the above table for a “Termination in connection with a Change of Control”) upon a termination of their employment due to death or “disability.” Our NEOs would also have received full payment of their Driftwood Incentive Program awards (with the same value) if all of the NTP Dates had occurred as of December 31, 2019 upon a “termination without cause” (which, for all of our NEOs except Mr. Sharafeldin, would include a termination by the NEO for good reason under certain circumstances), but the amounts would become vested and payable over time on the regularly scheduled vesting dates. For more information regarding the treatment of the Driftwood Incentive Program awards upon the occurrence of a “change of control” or upon a termination of employment, see the chart above under the heading “Potential Payments upon Termination or Change of Control—Summary of Termination and Change of Control Benefits.”

(3)	Amounts are based on the value of all unvested shares of restricted stock and all unvested restricted stock units on December 31, 2019 and are calculated using the $7.28 closing price of Tellurian common stock on the Nasdaq on December 31, 2019. Contractual provisions vary among the different restricted stock grants and often provide that awards will remain outstanding and vest only if FID occurs; immediate accelerated vesting is generally permissive and not mandatory under most scenarios. The amounts set forth in the table, therefore, represent the maximum value of potential accelerated vesting as of December 31, 2019 and should not be viewed as indicative of the actual vesting that would occur in most scenarios. See “Summary of Termination and Change of Control Benefits” for additional details.

(4)	Pursuant to his employment agreement as in effect on December 31, 2019, if Mr. Lafargue’s employment is terminated without “cause” or as a result of his death, he (or his estate, as applicable) is entitled to continued payment of his then-current base salary for the remainder of the three-year term of his employment agreement ending on February 10, 2020, subject to his execution of a general release of claims in favor of the Company. The amount disclosed is based on Mr. Lafargue’s annual salary as in effect on December 31, 2019. Mr. Lafargue’s employment agreement expired on February 10, 2020, and we have not renewed the agreement. Mr. Lafargue is, therefore, not entitled to any cash severance payments upon any termination occurring after February 10, 2020.

(5)	The table does not take into account the Lafargue Letter Agreement, which generally provides that if Mr. Lafargue’s employment is terminated for any reason, any of Mr. Lafargue’s outstanding awards as of April 9, 2020 under our equity-based and other long-term incentive performance compensation plans and programs will be treated as though Mr. Lafargue incurred a termination without “cause” under the terms of each such award, as described in “Employment, Severance and Change of Control Arrangements” above.

Non-Employee Director Compensation

Our non-employee director compensation program is intended to attract and retain highly qualified individuals to serve on our Board and provide leadership on strategic initiatives that are critical to growing our business and increasing stockholder value. For the fiscal year ended December 31, 2019, each of our non-employee directors received restricted stock awards under the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (the “Tellurian 2016 Plan”) with an intended value of $200,000. The restricted stock vests in substantially equal quarterly installments over a one-year period following the grant date, subject to the director’s continued service. Unvested shares of restricted stock become fully vested upon termination of service due to death or disability, or without cause or upon the occurrence of a change of control.

The Board believes that compensating directors with restricted stock awards is appropriate because it directly links our directors’ interests to those of our stockholders and also enables our directors to obtain meaningful ownership of our stock through their service on the Board. The Compensation Committee, which is responsible for recommending non-employee director compensation to the Board, reviews the competitiveness of our non-employee director compensation program on an annual basis. In connection with its reviews, the Compensation Committee considered peer company director compensation data compiled by Pearl Meyer. Following its reviews, the Compensation Committee determined that it was appropriate to continue to compensate non-employee directors using only restricted stock awards.

Ms. Gentle does not receive any additional compensation for her service as a member of our Board.

2019 Director Compensation Table

The table below summarizes the compensation paid to each director who was not an employee of the Company for the year ended December 31, 2019.

Name	Stock Awards (1)	All Other Compensation (2)	Total
Charif Souki	$192,206	$3,507	$195,713
Martin J. Houston	$192,206	$3,215	$195,421
Dillon J. Ferguson	$192,206	$—	$192,206
Diana Derycz-Kessler	$192,206	$—	$192,206
Brooke A. Peterson	$192,206	$—	$192,206
Don A. Turkleson	$192,206	$—	$192,206
Eric P. Festa (3)	$—	$—	$—

(1)	The amounts in this column represent the grant date fair value of 25,125 shares of restricted stock granted to each non-employee director on June 5, 2019 as compensation for their service on the Board. The grant date fair value is calculated in accordance with FASB ASC 718 by multiplying the number of shares of restricted stock issued on June 5, 2019 by the $7.65 closing price of Tellurian common stock on that date, and is, therefore, slightly different than the intended $200,000 value of each grant as described in the narrative above. The assumptions used in determining the grant date fair values of these awards are set forth in Notes 1 and 13 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

The number of shares of unvested restricted stock held as of December 31, 2019 by each non-employee director for fiscal 2019 is detailed in the following table:

Name	Unvested Shares of Restricted Stock
Charif Souki	12,563
Martin J. Houston	12,563
Dillon J. Ferguson	12,563
Diana Derycz-Kessler	12,563
Brooke A. Peterson	12,563
Don A. Turkleson	12,563
Eric P. Festa	—

(2)	All other compensation is comprised of club memberships for Mr. Souki and Mr. Houston.

(3)	Mr. Festa received no compensation from us for his service during 2019. Mr. Festa is the current Total designee on the Board pursuant to the 2017 Total Voting Agreement.

Pay Ratio Disclosure

The following disclosure provides the median of the annual total compensation of all of Tellurian’s employees (excluding our CEO), the annual total compensation of our CEO and the resulting ratio of the annual total compensation of our CEO to the median of the annual total compensation of all of Tellurian’s employees (excluding our CEO) for the fiscal year ended December 31, 2019:

	CEO Compensation	Median Employee Compensation
	$727,749	$232,278
	$—	$—

Ratio of CEO pay to pay of median employee

As of December 31, 2019, our total population consisted of 176 employees (including our CEO). Our CEO to median employee pay ratio is a reasonable estimate calculated in accordance with Item 402(u) of Regulation S-K. We believe that there has been no change in our employee population or employee compensation arrangements in the fiscal year 2019 that would significantly impact our pay ratio disclosure and we have, therefore, used the same median employee for purposes of determining our pay ratio for the fiscal year 2019 as was used for the fiscal year 2018. To identify the median compensated employee in the fiscal year 2018, we used the aggregation of base salary or total wages (including overtime compensation) and target annual incentive bonus (expressed as a percentage of salary or annualized total wages (including overtime compensation)). We used target annual incentive bonus rather than actual bonus payments to identify the median employee due to the large number of employees hired throughout 2018, as use of target bonus provides a normalized, consistent and more accurate representation of the pay distribution of our workforce when considering such individuals. We also annualized base salary and wages for those individuals not employed for a full year in 2018, where SEC rules permitted, for purposes of identifying our median employee, in recognition of the significant number of new hires who were employed and compensated for only part of 2018. We excluded four non-U.S. employees, consisting of three employees in Singapore and one employee in Hungary, who accounted for all of the employees in those countries and less than 5% of our total employee population from our analysis. For purposes of calculating our pay ratio, compensation of the CEO and our median employee was determined by including employer retirement contributions and the value of certain insurance premiums.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan	1,901,363	$10.32	23,409,211	(1)
Magellan Petroleum Corporation 2012 Omnibus Incentive Compensation Plan	49,998	$14.40	—
Magellan Petroleum Corporation 1998 Stock Incentive Plan	87,500	$17.92	—
Equity compensation plans not approved by security holders	—	$—	—
Total	2,038,861	$10.75	23,409,211

(1)	In determining the number of securities remaining available for future issuance under the Tellurian 2016 Plan, shares subject to awards of options or stock appreciation rights are counted as 0.4 shares for every share granted, and shares subject to other types of awards are counted as one share for every share granted. The 23,409,211 figure noted in the table above assumes that all future issuances under the Tellurian 2016 Plan are in the form of awards other than options or stock appreciation rights. If all future issuances under the Tellurian 2016 Plan were in the form of awards of options or stock appreciation rights, then there would be 58,523,027 securities remaining available for future issuance under the Tellurian 2016 Plan.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was, during the fiscal year ended December 31, 2019, an officer or employee of the Company, and no such member has ever served as an officer of the Company. During the fiscal year ended December 31, 2019, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Compensation Committee or the Board.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

Respectfully submitted by the Compensation Committee of the Board of Directors,

Brooke A. Peterson (Chairman)

Diana Derycz-Kessler

Don A. Turkleson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

Directors and Executive Officers

The following table sets forth the number of shares of Tellurian common stock owned beneficially by each director and named executive officer of the Company as of April 24, 2020 (unless another date is specified by footnote below), and by all current directors and executive officers of Tellurian as a group:

	Amount and Nature of Beneficial Ownership *
Name of Individual or Group (a)	Shares		Percent of Class (b)
Charif Souki, Chairman	28,533,853	(c)	11.1%
Martin J. Houston, Vice Chairman	20,144,018	(d)	7.8%
Meg A. Gentle, President and Chief Executive Officer	11,941,004	(e)	4.6%
R. Keith Teague, Executive Vice President and Chief Operating Officer	6,496,287	(f)	2.5%
Diana Derycz-Kessler, Director	2,230,268	(g)	**
Daniel A. Belhumeur, Executive Vice President, General Counsel and Chief Compliance Officer	1,295,574	(h)	**
Khaled A. Sharafeldin, Chief Accounting Officer	672,360	(i)	**
Brooke A. Peterson, Director	618,604		**
Dillon J. Ferguson, Director	239,718		**
Don A. Turkleson, Director	197,349		**
L. Kian Granmayeh, Executive Vice President and Chief Financial Officer	0		**
Eric P. Festa, Director	0		**
Current Directors and Executive Officers as a Group (a total of 12 persons)	72,369,035		28.0%

*	Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed. Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual or entity has or shares voting power or investment power, and any shares that the individual or entity has the right to acquire within 60 days of April 24, 2020, including through the exercise of any option, warrant, or right. For each individual or entity that holds options, warrants or rights to acquire shares, the shares of Tellurian common stock underlying those securities are treated as owned by that holder and as outstanding shares when that holder’s percentage ownership of Tellurian common stock is calculated. That Tellurian common stock is not treated as outstanding when the percentage ownership of any other holder is calculated.

**	The percent of class owned is less than 1%.

(a)	Except as otherwise indicated below, the address and telephone number of each of these persons is c/o Tellurian Inc., 1201 Louisiana Street, Suite 3100, Houston, Texas 77002 and (832) 962-4000, respectively.

(b)	Based on a total of 257,835,259 shares of Tellurian common stock outstanding as of April 24, 2020.

(c)	In January 2017, Mr. Souki entered into the 2017 Total Voting Agreement. In July 2019, in connection with the execution of the Contribution Agreement, Mr. Souki entered into the 2019 Total Voting Agreement Amendment. As part of a collateral package to secure a loan for certain real estate investments, Mr. Souki has pledged 25,000,000 shares of Tellurian common stock. In connection with the execution of the High Trail SPA, Mr. Souki expects to enter into a Share Issuance Voting Agreement.

(d)	Includes (i) 650,000 shares of Tellurian common stock held by T.B.D. MH Family Trust LLC, of which Mr. Houston is the sole member and has sole voting and dispositive power and (ii) 1,300,000 shares of Tellurian common stock owned by Mr. Houston’s wife for which Mr. Houston has shared voting and dispositive power. In January 2017, Mr. Houston entered into the 2017 Total Voting Agreement. In July 2019, in connection with the execution of the Contribution Agreement, Mr. Houston entered into the 2019 Total Voting Agreement Amendment. In connection with the execution of the High Trail SPA, Mr. Houston expects to enter into a Share Issuance Voting Agreement.

(e)	Includes (i) 3,250,000 shares of restricted common stock that vest upon FID and (ii) 107,333 shares subject to options exercisable within 60 days of April 24, 2020. In connection with the execution of the High Trail SPA, Ms. Gentle expects to enter into a Share Issuance Voting Agreement.

(f)	Includes (i) 1,301,300 shares held in a grantor retained annuity trust (“GRAT”), of which Mr. Teague is the trustee and sole annuitant, and his spouse and children are the beneficiaries; (ii) 1,301,300 shares held in a GRAT, of which Mr. Teague is the trustee, his spouse is the sole annuitant, and his spouse and children are the beneficiaries; (iii) 3,416,666 shares of restricted common stock that vest upon FID; (iv) 166,667 shares of restricted common stock that vest upon each of the one-year and two-year anniversaries of FID; and (v) 60,000 shares subject to options exercisable within 60 days of April 24, 2020. In connection with the execution of the High Trail SPA, Mr. Teague expects to enter into a Share Issuance Voting Agreement.

(g)	Includes (i) 2,150,000 shares of Tellurian common stock held by Bristol Investment Fund, Ltd., a Cayman Islands company (“BIF”) that is affiliated with Ms. Derycz-Kessler and her spouse; (ii) 524 shares held by her son in a custodial account of which her spouse is the custodian; and (iii) 89 shares held by her spouse and stepdaughter as joint tenants. The spouse of Ms. Derycz-Kessler has sole voting and dispositive power over the shares of Tellurian common stock held by each of BIF and her son. The spouse of Ms. Derycz-Kessler has shared voting and dispositive power over the shares held by her spouse and stepdaughter.

(h)	Includes (i) 1,170,000 shares of restricted common stock that vest upon FID and (ii) 53,333 shares subject to options exercisable within 60 days of April 24, 2020.

(i)	Includes (i) 526,500 shares of restricted common stock that vest upon FID and (ii) 38,666 shares subject to options exercisable within 60 days of April 24, 2020.

Holders of More Than 5% of Tellurian Common Stock

The following table sets forth information (as of the date indicated) as to all persons or groups known to Tellurian to be beneficial owners of more than 5% of issued and outstanding shares of Tellurian common stock as of April 24, 2020.

Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class (a)
TOTAL S.A., 2, place Jean Miller, La Défense 6, 92400 Courbevoie, France Total Delaware, Inc., 1201 Louisiana Street, Suite 1800, Houston, Texas 77002	45,999,999	(b)	17.8%
Charif Souki 1201 Louisiana, Suite 3100 Houston, Texas 77002	28,533,853	(c)	11.1%
Martin J. Houston 1201 Louisiana, Suite 3100 Houston, Texas 77002	20,144,018	(d)	7.8%
Nineteen77 Capital Solutions A LP c/o Maples Fiduciary Services (Delaware) Inc. 4001 Kennett Pike, Suite 302 Wilmington, Delaware 19807	14,019,298	(e)	5.4%

(a)	Based on a total of 257,835,259 shares of Tellurian common stock outstanding as of April 24, 2020.

(b)	This information is based on a Schedule 13D/A filed on July 12, 2019 by TOTAL S.A. and Total Delaware, Inc., each of which has shared voting and dispositive power over the shares listed.

(c)	In January 2017, Mr. Souki entered into the 2017 Total Voting Agreement. In July 2019, in connection with the execution of the Contribution Agreement, Mr. Souki entered into the 2019 Total Voting Agreement Amendment. As part of a collateral package to secure a loan for certain real estate investments, Mr. Souki has pledged 25,000,000 shares of Tellurian common stock. In connection with the execution of the High Trail SPA, Mr. Souki expects to enter into a Share Issuance Voting Agreement.

(d)	Includes (i) 650,000 shares of Tellurian common stock held by T.B.D. MH Family Trust LLC, of which Mr. Houston is the sole member and has sole voting and dispositive power and (ii) 1,300,000 shares of Tellurian common stock owned by Mr. Houston’s wife for which Mr. Houston has shared voting and dispositive power. In January 2017, Mr. Houston entered into the 2017 Total Voting Agreement. In July 2019, in connection with the execution of the Contribution Agreement, Mr. Houston entered into the 2019 Total Voting Agreement Amendment. In connection with the execution of the High Trail SPA, Mr. Houston expects to enter into a Share Issuance Voting Agreement.

(e)	Includes 3,000,000 shares of Tellurian common stock that are issuable and exercisable within 60 days of April 24, 2020 pursuant to a common stock purchase warrant, dated as of March 23, 2020, held by Nineteen77 Capital Solutions A LP, or NCS. UBS O’Connor LLC, or O’Connor, is the investment manager of NCS and has sole voting and investment power with respect to the shares. Each entity named in this footnote expressly disclaims any such beneficial ownership, except to the extent of its individual pecuniary interests therein.

Total, Mr. Souki, and Mr. Houston collectively own 94,677,870 shares, or approximately 36.7% of the outstanding shares, of Tellurian common stock. The amounts reflected in the above table do not include shares Total may be deemed to beneficially own as a result of the 2017 Total Voting Agreement or the 2019 Total Voting Agreement Amendment. See “Item 10, Directors, Executive Officers and Corporate Governance—Voting Agreements” for a description of the 2017 Total Voting Agreement and the 2019 Total Voting Agreement Amendment.

Holders of More Than 5% of Tellurian Preferred Stock

The following table sets forth information (as of the date indicated) as to all persons or groups known to Tellurian to be beneficial owners of more than 5% of issued and outstanding shares of Preferred Stock as of April 24, 2020.

Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class (a)
BDC Oil and Gas Holdings, LLC 12011 Sunset Hills Road Reston, Virginia 20190	6,123,782	(b)	100.0%

(a)	Based on a total of 6,123,782 shares of Preferred Stock outstanding as of April 24, 2020.

(b)	On March 21, 2018, Tellurian entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel, pursuant to which Bechtel Holdings purchased, and Tellurian sold and issued to Bechtel Holdings, 6,123,782 shares of Preferred Stock. In exchange for the Preferred Stock, Bechtel agreed to discharge $50 million in liabilities associated with detailed engineering services for the Driftwood Project.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company recognizes that transactions in which the Company participates and any of the Company’s directors, executive officers or substantial security holders have a direct or indirect material interest can present potential or actual conflicts of interest. The Audit Committee Charter requires the Audit Committee to review and approve any related party transaction for which disclosure would be required pursuant to Item 404 of Regulation S-K.

Set forth below is a description of all transactions between the Company and such related persons since January 1, 2019 that are required to be disclosed under Item 404 of Regulation S-K.

Certain Relationships and Related Party Transactions

Cheniere Litigation

In July 2017, Tellurian Investments, Driftwood LNG LLC (“Driftwood LNG”), Martin Houston, and three other individuals were named as third-party defendants in a lawsuit filed in state court in Harris County, Texas, between Cheniere Energy, Inc. and one of its affiliates, on the one hand (in this section, collectively, “Cheniere”), and Parallax Enterprises and certain of its affiliates (not including Parallax Services LLC, now known as Tellurian Services LLC (“Tellurian Services”)) on the other hand (collectively, “Parallax”). In October 2017, Driftwood Pipeline LLC and Tellurian Services were also named by Cheniere as third-party defendants in the lawsuit. In April 2019, Charif Souki was also named by Cheniere as a third-party defendant in the lawsuit. Cheniere alleged that it entered into a note and a pledge agreement with Parallax. Cheniere claimed, among other things, that the third-party defendants tortiously interfered with the note and pledge agreement and aided in the fraudulent transfer of Parallax assets.

In December 2019, Cheniere dropped its claims against all the individuals named as third-party defendants in the lawsuit when it was first filed in July 2017 other than Mr. Houston. On January 30, 2020, Cheniere withdrew all claims it had asserted against the Company’s subsidiaries and directors, and all such claims were dismissed with prejudice.

In January 2020, a special committee of independent directors of the Company approved, and in March 2020 the Board approved (with Mr. Houston abstaining from the vote), the payment of reasonable attorneys’ fees and expenses guaranteed by Mr. Houston in connection with the lawsuit, as determined in the sole discretion of the Company and subject to certain conditions. As of April 28, 2020, the Company has paid $305,290 to Mr. Houston.

Tarek Souki Employment Agreement

Each employee in the Company’s London office, including Tarek Souki, an Executive Vice President of Tellurian and the President of Tellurian Trading UK Ltd, a wholly owned subsidiary of the Company, has an employment agreement with the Company or one of its subsidiaries. Tarek Souki is the son of Charif Souki. Mr. Souki’s employment agreement (the “T. Souki Employment Agreement”), dated as of August 5, 2016, as amended on February 8, 2017, with Tellurian LNG UK Ltd, then a wholly owned subsidiary of Tellurian Investments (“Tellurian UK”), provides for an annual base salary and an annual target bonus of 100% of Mr. Souki’s base salary, with a stretch target bonus of 150% of his base salary. The annual bonus is purely discretionary on the part of Tellurian UK and is based on the achievement of various performance milestones of Tellurian UK and Mr. Souki, among other things. The T. Souki Employment Agreement is terminable by either party upon six months’ written notice and by Tellurian UK for “Cause” (as defined in the T. Souki Employment Agreement). The T. Souki Employment Agreement does not have a fixed term and is continuously subject to termination under the terms of the agreement.

On February 26, 2019, the Board, upon the recommendation of the Compensation Committee, approved, (i) effective as of February 17, 2019, a fiscal 2019 base salary increase of £8,518 (from £284,000 to £292,518) for Mr. Souki and (ii) a grant under the Tellurian 2016 Plan of 39,960 vested shares of Tellurian common stock to Mr. Souki in connection with an annual performance bonus for the fiscal year ended December 31, 2018.

On March 6, 2020, the Board, upon the recommendation of the Compensation Committee, approved a grant to Mr. Souki under the Tellurian 2016 Plan of 206,611 restricted stock units in connection with an annual performance bonus for the fiscal year ended December 31, 2019, whereby (i) each restricted stock unit represents a contingent right to receive on or within thirty days after vesting one share of Tellurian common stock, cash of equal value, or a combination of both, and (ii) the restricted stock units vest in substantially equal monthly installments beginning on June 1, 2020.

Total Transactions

On April 3, 2019, the Company entered into a Common Stock Purchase Agreement (the “Tellurian CSPA”) with Total pursuant to which Total agreed to purchase, and the Company agreed to issue and sell in a private placement to Total, 19,872,814 shares of Tellurian common stock in exchange for a cash purchase price of $10.064 per share (the “Per Share Purchase Price”), which would result in aggregate gross proceeds to the Company of approximately $200 million (the “Private Placement”). The closing of the Private Placement is subject to the satisfaction of certain closing conditions, including (i) Tellurian’s affirmative final investment decision with respect to the Driftwood LNG Project – Phase I (as such term is defined in the Tellurian CSPA) (the “Phase I Driftwood LNG Project”); (ii) Tellurian acquiring a 7.2% interest in Driftwood Holdings, the entity that will hold the Phase I Driftwood LNG Project, for $1.0 billion (the “Company Subsidiary Investment”); and (iii) certain other customary closing conditions.

Under the terms of the Tellurian CSPA, Tellurian granted certain anti-dilution rights to Total that will entitle Total to purchase additional shares of Tellurian common stock under certain circumstances if all or a portion of the Company Subsidiary Investment is financed with securities convertible into Tellurian common stock (“Phase I Convertible Securities”). This anti-dilution right will entitle Total to buy additional shares of Tellurian common stock following any conversion of Phase I Convertible Securities to the extent necessary for Total to maintain an ownership percentage of 20% with respect to the outstanding shares of Tellurian common stock, as calculated in the manner provided in the Tellurian CSPA. The purchase price for such shares will be equal to the lower of (i) the Per Share Purchase Price and (ii) the price per share of Tellurian common stock at which the applicable Phase I Convertible Securities were converted. The maximum number of shares of Tellurian common stock issuable under this anti-dilution right will be 25,000,000 shares. In addition, pursuant to the Tellurian CSPA, Tellurian agreed to provide certain registration rights to Total with respect to shares of Tellurian common stock that Total currently owns and shares it will receive in the transactions contemplated by the Tellurian CSPA.

On July 10, 2019, Driftwood Holdings entered into an Equity Capital Contribution Agreement (the “Contribution Agreement”) with Total, whereby Total agreed to make a $500 million capital commitment to Driftwood Holdings in exchange for Class A limited partnership interests in Driftwood Holdings. The closing of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain closing conditions, including FID with respect to “Phase 1” of the Driftwood Project. See “Item 10, Directors, Executive Officers and Corporate Governance—Voting Agreements” for a description of the related 2019 Total Voting Agreement Amendment.

Subject to the terms and conditions of the Contribution Agreement, upon the occurrence of FID with respect to Phase 1 of the Driftwood Project, Total Gas & Power North America, Inc., an affiliate of Total (“Total Gas & Power”), and Driftwood LNG, will enter into a sale and purchase agreement pursuant to which Total Gas & Power will have the right to purchase from Driftwood LNG approximately 1.0 mtpa of LNG from the Driftwood terminal.

Also on July 10, 2019, Tellurian Trading UK Ltd, a subsidiary of the Company (“Tellurian Trading”), and Total Gas & Power entered into a sale and purchase agreement pursuant to which Total Gas & Power has the right to purchase from Tellurian Trading approximately 1.5 mtpa of LNG on a free on board basis at prices based on the Japan Korea Marker index price, subject to the terms and conditions of the agreement.

Currently, Total beneficially owns approximately 18% of the outstanding shares of common stock of the Company and Eric Festa, a director of the Company, is the Vice President of Asset Management of the Gas Division of TOTAL S.A.

Legal Fees to Pillsbury Winthrop Shaw Pittman LLP

During the fiscal year ended December 31, 2019, the Company and its subsidiaries incurred approximately $0.4 million in fees to Pillsbury Winthrop Shaw Pittman LLP for legal advice in connection with various corporate matters. Dillon J. Ferguson, a director of the Company, is a partner of Pillsbury Winthrop Shaw Pittman LLP.

Amendment of Credit Agreement

Nineteen77 Capital Solutions A LP (“Nineteen77”) is the beneficial owner of approximately 5.4% of our common stock. On April 28, 2020, a wholly owned subsidiary of ours entered into an amendment to a credit agreement with the lender, an affiliate of which is Nineteen77. Pursuant to the amendment, among other things, we issued 9,348,706 shares of our common stock, and a warrant to purchase an additional 4,674,353 shares of common stock, to Nineteen 77. The terms of the amendment are further described in our Current Report on Form 8-K filed on April 28, 2020.

Director Independence

Tellurian common stock is listed on the Nasdaq under the trading symbol “TELL.” Nasdaq listing rules require that a majority of the Company’s directors be “independent directors,” as defined by Nasdaq corporate governance standards. Generally, a director does not qualify as an independent director if the director has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or is an employee of the Company.

The Board is currently comprised of eight directors: Charif Souki, Martin Houston, Meg Gentle, Diana Derycz-Kessler, Dillon Ferguson, Eric Festa, Brooke Peterson, and Don Turkleson. The Board has determined that each of Ms. Derycz-Kessler and Messrs. Ferguson, Festa, Peterson, and Turkleson are “independent” for purposes of the Nasdaq listing standards. The Board has determined that Ms. Gentle, Mr. Souki and Mr. Houston are not independent in view of their current or prior executive roles with the Company or its subsidiaries. In assessing the independence of Mr. Ferguson, the Board considered his role as a partner at Pillsbury Winthrop Shaw Pittman LLP, a law firm that represents Tellurian Investments, Tellurian and Mr. Souki on various matters from time to time. In assessing the independence of Mr. Festa, the Board considered his role as an officer of TOTAL S.A. or one of its affiliates since September 2012 and his current role as the Vice President of Asset Management of the Gas Division of TOTAL S.A., which beneficially owns approximately 18% of the outstanding shares of common stock of the Company. In assessing the independence of Mr. Peterson, the Board considered his role as the Chief Executive Officer of a company, Ajax Holdings LLC, which is owned 50% indirectly by Mr. Souki and 50% by the Souki Family 2016 Trust.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountants’ Fees and Services

Deloitte & Touche LLP (“Deloitte”) served as the principal accountant for the audit of Tellurian’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2019 and review of Tellurian’s condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2018 and December 31, 2019. Information about Deloitte’s fees and services in those years is provided below. Deloitte began serving as Tellurian’s independent registered public accounting firm on February 13, 2017.

Audit Fees

The aggregate fees paid or to be paid to Deloitte for the audit of the consolidated financial statements of Tellurian and the review of the condensed consolidated financial statements included in Tellurian’s Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2018 and December 31, 2019 were $1,011,100, and $1,167,268, respectively.

Audit-Related Fees

The aggregate fees paid or to be paid to Deloitte in connection with audit-related services provided to Tellurian during the fiscal years ended December 31, 2018 and December 31, 2019 were $125,000 and $205,000, respectively.

Audit-related services related to, among other things, review of registration statements, the provision of comfort letters and attendance at stockholder and Audit Committee meetings.

Tax Fees

The aggregate fees paid or to be paid to Deloitte in connection with tax services provided to Tellurian during the fiscal years ended December 31, 2018 and December 31, 2019 were $25,000 and $12,600, respectively. Tax services performed during the fiscal years ended December 31, 2018 and December 31, 2019 related to tax compliance services.

All Other Fees

The aggregate other fees paid or to be paid to Deloitte for any other services rendered to Tellurian during each of the fiscal years ended December 31, 2018 and December 31, 2019 was $0.

Pre-Approval Policies

Under the terms of the Audit Committee Charter, the Audit Committee is required to pre-approve all the services provided by, and fees and compensation paid to, the independent registered public accounting firm for both audit and permitted non-audit services. When it is proposed that the independent registered public accounting firm provide additional services for which advance approval is required, the Audit Committee may form and/or delegate authority to a subcommittee consisting of one or more members or the Chairman of the Audit Committee, when appropriate, with the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are to be presented to the Audit Committee at its next scheduled meeting. All of the audit fees, audit-related fees, tax fees, and all other fees paid or to be paid during the fiscal years ended December 31, 2018 and December 31, 2019 were approved by the Audit Committee.

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

TELLURIAN INC.

Date:	April 29, 2020	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Executive Vice President and Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	April 29, 2020	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Meg A. Gentle	Date:	April 29, 2020
Meg A. Gentle, Director, President and Chief Executive Officer, Tellurian Inc. (as Principal Executive Officer)

/s/ L. Kian Granmayeh	Date:	April 29, 2020
L. Kian Granmayeh, Executive Vice President and Chief Financial Officer, Tellurian Inc. (as Principal Financial Officer)

/s/ Khaled A. Sharafeldin	Date:	April 29, 2020
Khaled A. Sharafeldin, Chief Accounting Officer, Tellurian Inc. (as Principal Accounting Officer)

/s/ Charif Souki	Date:	April 29, 2020
Charif Souki, Director and Chairman, Tellurian Inc.

/s/ Martin J. Houston	Date:	April 29, 2020
Martin J. Houston, Director and Vice Chairman, Tellurian Inc.

/s/ Diana Derycz-Kessler	Date:	April 29, 2020
Diana Derycz-Kessler, Director, Tellurian Inc.

/s/ Dillon J. Ferguson	Date:	April 29, 2020
Dillon J. Ferguson, Director, Tellurian Inc.

/s/ Eric P. Festa	Date:	April 29, 2020
Eric P. Festa, Director, Tellurian Inc.

/s/ Brooke A. Peterson	Date:	April 29, 2020
Brooke A. Peterson, Director, Tellurian Inc.

/s/ Don A. Turkleson	Date:	April 29, 2020
Don A. Turkleson, Director, Tellurian Inc.