Form 10-Q
period 2020-03-31
TELLURIAN INC. /DE/
filed 2020-05-04
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Yes ☐ No ☒
As of April 24, 2020, there were 257,835,259 shares of common stock, $0.01 par value, issued and outstanding.
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
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the uncertain nature of demand for and price of natural gas and LNG;

•	risks related to shortages of LNG vessels worldwide;

•	technological innovation which may render our anticipated competitive advantage obsolete;

•	risks related to a terrorist or military incident involving an LNG carrier;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	governmental interventions in the LNG industry, including increases in barriers to international trade;

•	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;

•	our limited operating history;

•	our ability to attract and retain key personnel;

•	risks related to doing business in, and having counterparties in, foreign countries;

•	our reliance on the skill and expertise of third-party service providers;

•	the ability of our vendors to meet their contractual obligations;

•	risks and uncertainties inherent in management estimates of future operating results and cash flows;

•	our ability to maintain compliance with our debt arrangements and other agreements;

•	the potential discontinuation of the London Inter-Bank Offered Rate;

•	changes in competitive factors, including the development or expansion of LNG, pipeline and other projects that are competitive with ours;

•	development risks, operational hazards and regulatory approvals;

•	our ability to enter into and consummate planned financing and other transactions;

•	risks related to pandemics or disease outbreaks; and

•	risks and uncertainties associated with litigation matters.
The forward-looking statements in this report speak as of the date hereof. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by securities laws.

DEFINITIONS
To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

ASU	Accounting Standards Update
Bcf	Billion cubic feet of natural gas
Bcf/d	Bcf per day
DD&A	Depreciation, depletion and amortization
DES	Delivered ex-ship
EPC	Engineering, procurement and construction
FASB	Financial Accounting Standards Board
FID	Final investment decision as it pertains to the Driftwood Project
GAAP	Generally accepted accounting principles in the U.S.
JKM	Platts Japan Korea Marker index price for LNG
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
MMBtu	Million British thermal units
Mtpa	Million tonnes per annum
Nasdaq	Nasdaq Capital Market
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$55,452	$64,615
Accounts receivable	3,195	5,006
Accounts receivable due from related parties	1,316	1,316
Prepaid expenses and other current assets	8,145	11,298
Total current assets	68,108	82,235
Property, plant and equipment, net	146,898	153,040
Deferred engineering costs	109,040	106,425
Non-current restricted cash	3,570	3,867
Other non-current assets	36,683	36,755
Total assets	$364,299	$382,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,022	$21,048
Accrued and other liabilities	37,387	33,003
Senior secured term loan	—	78,528
Total current liabilities	64,409	132,579
Long-term liabilities:
Borrowings	128,589	58,121
Other non-current liabilities	24,657	25,337
Total long-term liabilities	153,246	83,458

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 400,000,000 authorized: 255,462,543 and 242,207,522 shares outstanding, respectively	2,344	2,211
Additional paid-in capital	790,599	769,639
Accumulated deficit	(646,360)	(605,626)
Total stockholders’ equity	146,644	166,285
Total liabilities and stockholders’ equity	$364,299	$382,322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2020	2019
Natural gas sales	$8,217	$4,959

Operating costs and expenses:
Cost of sales	2,879	1,112
Development expenses	11,183	11,875
Depreciation, depletion and amortization	5,832	2,531
General and administrative expenses	17,239	22,053
Severance and reorganization charges	5,505	—
Total operating costs and expenses	42,638	37,571
Loss from operations	(34,421)	(32,612)
Interest expense, net	(6,396)	(587)
Other income (expense), net	83	(927)
Loss before income taxes	(40,734)	(34,126)
Income tax benefit	—	—
Net loss	$(40,734)	$(34,126)
Net loss per common share(1):
Basic and diluted	$(0.18)	$(0.16)
Weighted-average shares outstanding:
Basic and diluted	221,133	217,838

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Total shareholders’ equity, beginning balance	$166,285	$297,934

Preferred stock	61	61

Common stock:
Beginning balance	2,211	2,195
Common stock issuance	23	—
Share-based compensation, net(1)	—	14
Settlement of Final Payment Fee (Note 8)	110	—
Ending balance	2,344	2,209

Additional paid-in capital:
Beginning balance	769,639	749,537
Common stock issuance	13,238
Share-based compensation, net(1)	684	13,789
Share-based payments	111	—
Settlement of Final Payment Fee (Note 8)	9,036	—
Changes between the Warrant and Replacement Warrant (Note 10)	(2,109)	—
Ending balance	790,599	763,326

Accumulated deficit:
Beginning balance	(605,626)	(453,859)
Net loss	(40,734)	(34,126)
Ending balance	(646,360)	(487,985)

Total shareholders’ equity, ending balance	$146,644	$277,611

(1) Includes settlement of 2018 bonus that was accrued for in 2018.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(40,734)	$(34,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	5,832	2,985
Amortization of debt issuance costs, discounts and fees	3,231	268
Share-based compensation	683	2,093
Share-based payments	111	—
Interest elected to be paid-in-kind	130	—
Gain on financial instruments not designated as hedges	(101)	1,241
Other	1,163	(1,826)
Net changes in working capital (Note 14)	9,191	(3,670)
Net cash used in operating activities	(20,494)	(33,035)

Cash flows from investing activities:
Development of natural gas properties	(269)	(21,502)
Deferred engineering costs	—	(6,000)
Purchase of property, plant and equipment	—	(1,366)
Net cash used in investing activities	(269)	(28,868)

Cash flows from financing activities:
Proceeds from common stock issuance	13,324	—
Principal payments	(2,000)	—
Tax payments for net share settlement of equity awards (Note 14)	—	(5,395)
Other	(21)	—
Net cash provided by/(used in) financing activities	11,303	(5,395)

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,460)	(67,298)
Cash, cash equivalents and restricted cash, beginning of period	68,482	183,589
Cash, cash equivalents and restricted cash, end of period	$59,022	$116,291
Supplementary disclosure of cash flow information:
Interest paid	$2,905	$1,171

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The accompanying interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our Condensed Consolidated Financial Statements. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Liquidity
Our Condensed Consolidated Financial Statements were prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Condensed Consolidated Financial Statements, we have generated losses and negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues sufficient to cover our operating costs or working capital needs. We issued unsecured debt on April 29, 2020, which has monthly payments due beginning on June 1, 2020 through maturity of the debt on June 1,  2021. See Note 15, Subsequent Events, for further information.
We are planning to generate proceeds from various potential financing transactions, such as issuances of equity, including our at-the-market program,  equity-linked and debt securities or similar transactions, and have determined it is probable that such proceeds will satisfy our obligations and fund working capital needs for at least twelve months following the issuance of the financial statements.
Use of Estimates
To conform with GAAP, we make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. Although these estimates and assumptions are based on our best available knowledge at the time, actual results may differ.
Recently Adopted Accounting Standards
Credit Losses
On January 1, 2020, we adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, as issued by the FASB. This standard established the current expected credit loss model, a new impairment model for certain financial instruments, based on expected rather than incurred losses. Adoption of this standard had no impact on our financial statements.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets consist of the following (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	March 31, 2020	December 31, 2019
Prepaid expenses	$888	$1,234
Deposits	357	364
Tradable equity securities	2,362	5,069
Derivative asset (Note 6)	3,482	3,121
Other current assets	1,056	1,510
Total prepaid expenses and other current assets	$8,145	$11,298

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets, proved oil and natural gas properties and finance leases, as shown below (in thousands):

	March 31, 2020	December 31, 2019
Land	$13,808	$13,808
Proved properties	142,289	142,494
Wells in progress	—	57
Corporate and other	5,285	5,285
Total property, plant and equipment at cost	161,382	161,644
Right of use asset — finance leases (Note 13)	13,371	13,437
Accumulated DD&A	(27,855)	(22,041)
Total property, plant and equipment, net	$146,898	$153,040

Land
We own land in Louisiana for the purpose of constructing the Driftwood Project.
Proved Properties
We own producing and non-producing acreage in northern Louisiana.
NOTE 4 — DEFERRED ENGINEERING COSTS
As of March 31, 2020, the deferred engineering balance of approximately $109.0 million represents detailed engineering services related to the planned construction of the Driftwood terminal. This balance will be transferred to construction in progress upon reaching FID.
NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Land lease and purchase options	$4,882	$4,320
Permitting costs	13,092	12,838
Right of use asset — operating leases (Note 13)	15,272	15,832
Other	3,437	3,765
Total other non-current assets	$36,683	$36,755

Land Lease and Purchase Options
We hold lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage. Upon exercise of the Options, the leases are subject to maximum terms of 50 years, inclusive of various renewals which are at our sole discretion. Costs of the Options will be amortized over the life of the lease once obtained, or capitalized into the land if purchased.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. The Company can net settle its derivative instruments at any time. As of March 31, 2020, we had a current asset of $3.5 million, net, with respect to the fair value of the current portion of our commodity swaps. In addition, as of March 31, 2020, we had a non-current asset of $0.2 million, net, with respect to the fair value of the non-current portion of our commodity swaps. The current and the non-current assets are classified within Prepaid expenses and other current assets and Other non-current assets, respectively, on the Condensed Consolidated Balance Sheets. Gross current asset and current liability amounts are $3.5 million and $0.0 million, respectively. Gross non-current asset and non-current liability amounts are $0.2 million and $0.0 million, respectively.
We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2020, we recognized a realized gain of $2.3 million and an unrealized gain of $0.1 million related to the changes in fair value of the commodity swaps in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of commodity derivative instruments are reported as a component of cash flows from operations in the Condensed Consolidated Statements of Cash Flows.
With respect to the commodity swaps, the Company hedged 8.8 Bcf of its fixed price and basis exposure which represents a portion of its expected sales of equity production as of March 31, 2020. The open positions at March 31, 2020 had maturities extending through September 2021. For additional details, refer to Note 8, Borrowings.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 7 — ACCRUED AND OTHER LIABILITIES
The components of accrued and other liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Project development activities	$2,577	$3,851
Payroll and compensation	17,803	18,773
Severance and reorganization	5,888	—
Accrued taxes	997	1,018
Professional services (e.g., legal, audit)	1,868	2,906
Warrant liability (Note 10)	2,384	—
Lease liabilities (Note 13)	3,755	3,729
Other	2,115	2,726
Total accrued and other liabilities	$37,387	$33,003

Severance and Reorganization
During the three months ended March 31, 2020, the Company implemented a cost reduction and reorganization plan (the “Plan”) and incurred approximately $5.5 million of severance and reorganization charges due to reductions in workforce. The Plan has been implemented due to the sharp decline in oil and natural gas prices as well as the growing negative economic effects of the COVID-19 pandemic. The charges have been presented within the caption Severance and reorganization charges on our Condensed Consolidated Statement of Operations. We expect to incur an additional $0.9 million in severance and reorganization charges, and settle the remaining termination benefits, by September 30, 2020. The severance and reorganization amounts provided to former employees will be settled with cash and the vesting of 2.2 million restricted stock units that may be settled, at our election, with either cash, stock or a combination thereof. We have settled $0.5 million of the severance and reorganization charges during the three months ended March 31, 2020.
NOTE 8 — BORROWINGS
The following tables summarize the Company’s borrowings as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020
	Principal repayment obligation (1)	Unamortized DFC and discounts	Carrying value
Amended 2019 Term Loan, due November 2021	$73,130	$(2,931)	$70,199
2018 Term Loan, due September 2021	60,000	(1,610)	58,390
Total borrowings	$133,130	$(4,541)	$128,589

	December 31, 2019
	Principal repayment obligation and other fees (2)	Unamortized DFC and discounts	Carrying value
2019 Term Loan, due May 2020	$84,955	$(6,427)	$78,528
2018 Term Loan, due September 2021	60,000	(1,879)	58,121
Total borrowings	$144,955	$(8,306)	$136,649

(1) Includes paid-in-kind interest on the 2019 Term loan of $0.1 million
(2) Includes paid-in-kind interest on the 2019 Term loan of $1.8 million as well as a final payment fee equal to 20% of the principal amount less financing costs and cash interest amounts paid.

2019 Term Loan
On May 23, 2019, Driftwood Holdings LP , a wholly owned subsidiary of the Company (“Driftwood Holdings”), entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million. Fees

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

associated with entering into the 2019 Term Loan of approximately $2.2 million have been capitalized as deferred financing costs. The 2019 Term Loan agreement provided Driftwood Holdings the right to borrow an additional $15.0 million, which it did on July 16, 2019. The 2019 Term Loan bore a fixed annual interest rate of 12%, of which 4% Driftwood Holdings could add to the outstanding principal as paid-in-kind interest at the end of each reporting period. In addition to the fixed annual interest rate, upon maturity or early repayment of the 2019 Term Loan, Driftwood Holdings was also obligated to pay a final fee that equal to 20% of the principal amount borrowed less financing costs and cash interest paid (the “Final Payment Fee”) to the lender.
On March 23, 2020, Driftwood Holdings entered into the second amendment (the “Amended 2019 Term Loan”) to the 2019 Term Loan. The outstanding principal amount as of the Amendment date was $75.0 million. The Amendment, among other things, made the following changes to the Credit Agreement:

•	Extended the maturity date from May 23, 2020 to November 23, 2021;

•	Modified the frequency of interest payments from quarterly to monthly;

•	Modified the interest rate from 12%, with the ability to defer 4% per quarter as paid-in-kind, to 16%, with the ability to defer 8% per month as paid-in-kind;

•	Required a principal payment of $3.0 million by April 22, 2020; and

•	Reduced the required month-end collateral amount from $30.0 million to $12.0 million.
In consideration for the above changes, on the Amendment date we paid $2.0 million in principal and issued 11,019,298 shares of common stock in exchange for cancellation of the Final Payment Fee (as defined in the Credit Agreement) and all accrued paid-in-kind interest through March 22, 2020.
The Amended 2019 Term Loan was accounted for as a debt modification with no gain or loss recognized and any differences in fair value for amounts settled or paid being capitalized as part of the 2019 Term Loan debt issuance discount. The Amended 2019 Term Loan resulted in a $0.9 million increase in our issuance discount associated with the 2019 Term Loan.
The Amended 2019 Term Loan can be terminated prior to maturity, only in full, without an early termination penalty. Borrowings under the 2019 Term Loan are guaranteed by Tellurian Inc. and certain of its subsidiaries and are secured by substantially all of the assets of Tellurian Inc. and certain of its subsidiaries, other than Tellurian Production Holdings LLC and its subsidiaries, under one or more security agreements and pledge agreements.
In conjunction with the Amended 2019 Term Loan, the Common Stock Purchase Warrant (the “Warrant”) previously issued as part of the 2019 Term Loan was replaced with a new warrant (the “Replacement Warrant”). Refer to Note 10, Stockholders’ Equity, for further details. The difference in fair value between the Warrant and the Replacement Warrant was a $0.3 million increase and has been recognized as a debt issuance discount to the Amended 2019 Term Loan.
For further information regarding the Amended 2019 Term Loan, see Note 15, Subsequent Events.
2018 Term Loan
On September 28, 2018 (the “Closing Date”), Tellurian Production Holdings LLC (“Production Holdings”), our wholly owned subsidiary, entered into a three-year senior secured term loan credit agreement (the “2018 Term Loan”) in an aggregate principal amount of $60.0 million.
Our use of proceeds from the 2018 Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and is presented within Non-current restricted cash on our Condensed Consolidated Balance Sheets. At March 31, 2020, unused proceeds from the 2018 Term Loan totaled $3.6 million and were classified as Non-current restricted cash.
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
Amounts borrowed under the 2018 Term Loan are guaranteed by Tellurian Inc. and each of Production Holdings’ subsidiaries. The 2018 Term Loan is collateralized by a first priority lien on all assets of Production Holdings and its subsidiaries, including our proved natural gas properties.
Covenant Compliance

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2020, the Company is in compliance with all covenants under its credit agreements. Refer to Note 6, Financial Instruments, for details of hedging transactions, as of and for the period ended March 31, 2020, entered into as required by the 2018 Term Loan described above.
Fair Value
As of March 31, 2020, the fair value of the 2018 Term Loan, on a discounted cash flow basis, was approximately $51.6 million as the 2018 Term Loan effective interest rate was higher than current market levels. As of March 31, 2020, the fair value of the Amended 2019 Term Loan, on a discounted cash flow basis, was approximately $56.3 million as the Amended 2019 Term Loan effective interest rate was higher than current market levels. Both the 2018 Term Loan and the Amended 2019 Term Loan represent Level 3 instruments in the fair value hierarchy.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
NOTE 10 — STOCKHOLDERS' EQUITY
Common Stock Issuance
On February 11, 2020, we sold 2,114,591 shares of common stock in a registered placement at an offering price of $6.36 per share. Net proceeds from this offering, after deducting fees and expenses, were approximately $13.1 million.
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq. For the three months ended March 31, 2020, we issued 142,119 shares of common stock under our at-the-market program for net proceeds of approximately $0.1 million. As of March 31, 2020, we have remaining availability under the at-the-market program to raise aggregate sales proceeds of up to approximately $389.2 million. See Note 15, Subsequent Events, for further information.
Common Stock Purchase Warrant
As discussed in Note 8, Borrowings, on March 23, 2020 (the “Amendment Date”) we replaced the previously issued Warrant providing the lender with the right to purchase up to 1.5 million shares of our common stock at $10.00 per share with the Replacement Warrant, which provides the lender with the right to purchase 9.0 million shares of our common stock at $1.00. The Replacement Warrant expires five years after the Amendment Date and vests as follows (in thousands):

Vesting	Number of Shares
Immediately	3,000
September 23, 2020	2,000
March 23, 2021	2,000
June 23, 2021	2,000
Total	9,000

The aggregate number of shares of our common stock provided to the lender under the Replacement Warrant will be reduced proportionately as a result of any partial repayment of the Amended 2019 Term Loan principal and, in the event the outstanding balance of the Amended 2019 Term Loan is repaid in full, any unvested tranches will be canceled as of the date of such repayment.
The Replacement Warrant was valued using a Black-Scholes option pricing model that yielded a fair value of approximately $3.6 million on the Amendment Date. The difference between the fair value of the Warrant and Replacement Warrant was an increase of approximately $0.3 million and has been classified as equity and recognized within Additional paid-in capital within our Condensed Consolidated Balance Sheets. However, as the total amount of warrants is no longer fixed, $2.4 million has been recognized within Accrued and other liabilities on our Condensed Consolidated Balance Sheets and if the vesting event occurs, a portion of the liability will be reclassed to equity and remeasured.
Preferred Stock

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock, or a combination thereof. As of March 31, 2020, there was no Restricted Stock that would be required to be settled in cash.
As of March 31, 2020, we had granted approximately 25.2 million shares of performance-based Restricted Stock, of which approximately 19.6 million shares will vest entirely based upon FID, as defined in the award agreements, and approximately 5.0 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.6 million shares, will vest based on other criteria. As of March 31, 2020, no expense had been recognized in connection with performance-based Restricted Stock.
As of March 31, 2020, we had granted approximately 13.0 million shares of time-based Restricted Stock. Of the total time-based grants, 10.8 million shares represent the settlement of the 2019 employee bonuses, which were included in our accrued liabilities balance as of December 31, 2019, and will vest in their entirety by May 31, 2021. The remaining 2.2 million shares were granted in connection with the Plan we undertook during the three months ended March 31, 2020 and will vest in their entirety by September 30, 2020. For further information about the Plan, see Note 7, Accrued and Other Liabilities.
For the three months ended March 31, 2020, the recognized share-based compensation expense related to all share-based awards totaled approximately $0.7 million. As of March 31, 2020, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $210.7 million. Further, the approximately 38.2 million shares of performance-based and time-based Restricted Stock, as well as approximately 1.8 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 12 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2020 and December 31, 2019. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three months ended March 31, 2020.
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
NOTE 13 — LEASES
Finance Leases
Our land leases are classified as financing leases and include one or more options to extend the lease term up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

exercised, and that our termination rights will not be exercised, and we have therefore included those assumptions within our right of use assets and corresponding lease liabilities. As of March 31, 2020, our weighted-average remaining lease term for our financing leases is approximately 51 years. As none of our finance leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at March 31, 2020, was approximately 12%.
As of March 31, 2020, our financing leases have a corresponding right of use asset of approximately $13.4 million recognized within Property, plant and equipment, net, and a total lease liability of approximately $9.9 million which is recognized between Accrued and other liabilities, approximately $1.5 million, and Other non-current liabilities, approximately $8.4 million. For the three months ended March 31, 2020, our finance lease costs, which are associated with the interest on our lease liabilities, were approximately $0.3 million.
Operating Leases
Our office space leases are classified as operating leases and include one or more options to extend the lease term up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As of March 31, 2020, our weighted-average remaining lease term for our operating leases is approximately six years. As none of our operating leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at March 31, 2020, was approximately 8%.
As of March 31, 2020, our operating leases have a corresponding right of use asset of approximately $15.3 million recognized within Other non-current assets and a total lease liability of approximately $17.4 million which is recognized between Accrued and other liabilities, approximately $2.3 million, and Other non-current liabilities, approximately $15.1 million. For the three months ended March 31, 2020 and 2019, our operating lease costs were $0.9 million, and $0.9 million, respectively. For the three months ended March 31, 2020 and 2019, we paid approximately $0.9 million, and $0.6 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of March 31, 2020 (in thousands):

Maturity of lease liability	Operating	Finance
2020	$2,721	$2,264
2021	3,496	1,019
2022	3,802	1,019
2023	4,070	1,019
2024	3,081	1,019
After 2024	4,980	47,667
Total lease payments	$22,150	$54,007
Less: discount	4,714	44,069
Present value of lease liability	$17,436	$9,938

NOTE 14 — ADDITIONAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

	Three Months Ended March 31,
	2020	2019
Accounts receivable	$1,811	$(2,166)
Prepaid expenses and other current assets	2,262	(1,166)
Accounts payable	3,280	(6,936)
Accrued liabilities	2,500	7,141
Other, net	(662)	(543)
Net changes in working capital	$9,191	$(3,670)

The following table provides supplemental disclosure of cash flow information (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31,
	2020	2019
Non-cash accruals of property, plant and equipment and other non-current assets	$2,174	$5,478
Non-cash settlement of Final Payment Fee (Note 8)	8,539
Tradable equity securities	2,362	—
Non-cash settlement of withholding taxes associated with the 2018 bonus and vesting of certain awards, respectively	—	5,395
Non-cash settlement of the 2018 bonus	—	18,396

The statement of cash flows for the three months ended March 31, 2020, reflects approximately $78.5 million and $2.1 million in non-cash movements related to the Amended 2019 Term Loan and the Replacement Warrant, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$55,452	$88,251
Non-current restricted cash	3,570	28,040
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$59,022	$116,291

NOTE 15 — SUBSEQUENT EVENTS
2020 Unsecured Note
On April 29, 2020, we issued a zero coupon $56.0 million senior unsecured note (the “2020 Unsecured Note”) to a third party, raising proceeds of approximately $47.3 million, net of approximately $2.7 million in fees. In connection with the 2020 Unsecured Note, we issued the lender a warrant to purchase 20.0 million shares of our common stock at a strike price of $1.542. These warrants may be exercised in full beginning on October 29, 2020. A portion of the unsecured note must be paid on the first day of every month, beginning on June 1, 2020, until the note matures on June 1, 2021.
Third Amendment to the 2019 Term Loan
On April 28, 2020, Driftwood Holdings entered into the third amendment to the 2019 Term Loan which allowed us to issue the 2020 Unsecured Note. In connection with the third amendment, we agreed to pay off $15.0 million of principal outstanding with the issuance of approximately 9.3 million shares of our common stock as well as a warrant for approximately 4.7 million shares of common stock at a strike price of $1.542. The amount of shares issuable under the warrant may be reduced if we make any partial cash repayment of the Amended 2019 Term Loan principal prior to its vesting in full on October 29, 2020. We also agreed to an approximately $2.2 million principal payment in cash of which approximately $0.4 million is due within 30 days.
At-the-Market Program
Subsequent to March 31, 2020, and through April 24, 2020, we issued 2,372,716 shares of common stock under our at-the-market equity offering program for proceeds of $3.3 million, net of $0.1 million in fees and commissions. As of April 24, 2020, we have remaining capacity under our at-the-market program to raise aggregate sales proceeds of up to approximately $385.8 million.

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
Our upstream properties, acquired in a series of transactions during 2017 and 2018, consist of 10,260 net acres and 71 producing wells (21 operated) located in the Haynesville Shale trend of northern Louisiana.
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

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Significant Events
Second Amendment to the 2019 Term Loan
On March 23, 2020, Driftwood Holdings LP (formerly known as Driftwood Holdings LLC) (the “Borrower”), a Delaware limited partnership and an indirect wholly owned subsidiary of Tellurian Inc. (“Tellurian” or the “Company”), entered into the second amendment (the “Amendment”) to the Credit and Guaranty Agreement (the “Credit Agreement”), dated as of May 23, 2019. The outstanding principal amount as of the Amendment date was $75.0 million. The Amendment, among other things, made the following changes to the Credit Agreement:

•	Extended the maturity date from May 23, 2020 to November 23, 2021;

•	Modified the frequency of interest payments from quarterly to monthly;

•	Modified the interest rate from 12%, with the ability to defer 4% per quarter as paid-in-kind, to 16%, with the ability to defer 8% per month as paid-in-kind;

•	Required a principal payment of $3.0 million by April 22, 2020; and

•	Reduced the required month-end collateral amount from $30.0 million to $12.0 million.
In consideration for the above changes, on the Amendment date we paid $2.0 million in principal and issued 11,019,298 shares of common stock for relief of the Final Payment Fee (as defined in the Credit Agreement) and all accrued paid-in-kind interest through March 22, 2020.
2020 Unsecured Note
On April 29, 2020, we issued a zero coupon $56.0 million senior unsecured note (the “2020 Unsecured Note”) to a third party, raising proceeds of approximately $47.3 million, net of approximately $2.7 million in fees. In connection with the 2020 Unsecured Note, we issued the lender a warrant to purchase 20.0 million shares of our common stock at a strike price of $1.542. These warrants may be exercised in full beginning on October 29, 2020. A portion of the unsecured note must be paid on the first day of every month, beginning on June 1, 2020, until the note matures on June 1, 2021.
Third Amendment to the 2019 Term Loan
On April 28, 2020, Driftwood Holdings entered into the third amendment to the 2019 Term Loan which allowed us to issue the 2020 Unsecured Note. In connection with the third amendment, we agreed to pay off $15.0 million of principal outstanding with the issuance of approximately 9.3 million shares of our common stock as well as a warrant for approximately 4.7 million shares of common stock at a strike price of $1.542. The amount of shares issuable under the warrant may be reduced if we make any partial cash repayment of the Amended 2019 Term Loan principal prior to its vesting in full on October 29, 2020. We also agreed to an approximately $2.2 million principal payment in cash of which approximately $0.4 million is due within 30 days.
Restructuring
We implemented a cost reduction and reorganization plan (the “Plan”) and incurred approximately $5.5 million of severance and reorganization charges due to a reduction in workforce. The Plan has been implemented due to the sharp decline in oil and natural gas prices as well as the growing negative economic effects of the COVID-19 pandemic. We expect to incur an additional $0.9 million in severance and reorganization charges, and settle the remaining termination benefits, by September 30, 2020. The severance and reorganization amounts provided to former employees will be settled with cash and the vesting of 2.2 million restricted units that may be settled, at our election, with either cash, stock or a combination thereof. For further information regarding the Plan, see Note 7, Accrued and Other Liabilities, of our Notes to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $55.5 million of cash and cash equivalents as of March 31, 2020, on a consolidated basis, of which approximately $35.1 million is maintained at a wholly owned subsidiary of Tellurian Production Holdings LLC. We have the ability to raise funds through common or preferred stock issuances, debt financings, an at-the-market equity offering program or the sale of assets. We currently maintain our at-the-market equity offering program under which, as of April 24, 2020, we have remaining availability to raise aggregate sales proceeds of up to $385.8 million. From January 1, 2020 through April 24, 2020, we issued 2.5 million shares of common stock under our at-the-market program for proceeds of $3.4 million, net of $0.1 million in fees and commissions.
Sources and Uses of Cash

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,

	2020	2019
Cash used in operating activities	$(20,494)	$(33,035)
Cash used in investing activities	(269)	(28,868)
Cash provided by/(used in) financing activities	11,303	(5,395)

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,460)	(67,298)
Cash, cash equivalents and restricted cash, beginning of the period	68,482	183,589
Cash, cash equivalents and restricted cash, end of the period	$59,022	$116,291

Net working capital	$3,699	$67,715
Cash used in operating activities for the three months ended March 31, 2020 decreased by approximately $12.5 million compared to the same period in 2019 due to an overall decrease in disbursements in the normal course of business.
Cash used in investing activities for the three months ended March 31, 2020 decreased by approximately $28.6 million compared to the same period in 2019. This decrease is predominantly driven by decreased natural gas development activities.
Cash provided by financing activities for the three months ended March 31, 2020 increased by approximately $16.7 million compared to the same period in 2019. This increase primarily relates to a common stock issuance that raised net proceeds of approximately $13.1 million and the absence of $5.4 million in net settlement transactions on employee equity awards, offset by a $2.0 million principal payment on the 2019 Term Loan.
Borrowings
As of March 31, 2020, we had total indebtedness of approximately $128.6 million, all of which was secured indebtedness, and we were in compliance with the covenants under all of our senior secured term loan credit agreements. For additional details regarding our borrowing activity, refer to Note 8, Borrowings, and Note 15, Subsequent Events, of our Notes to Condensed Consolidated Financial Statements.
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. We have received all regulatory approvals and, as a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.
We estimate construction costs of approximately $15.5 billion, or $561 per tonne, for the Driftwood terminal and up to approximately $2.3 billion for the Driftwood pipeline, in each case before owners’ costs, financing costs and contingencies. We also are in the preliminary routing stage of developing the Haynesville Global Access Pipeline and the Permian Global Access Pipeline, which combined are estimated to cost approximately $5.6 billion before owners’ costs, financing costs and contingencies. In addition, the natural gas production activities we are pursuing will require considerable capital resources. We anticipate funding our more immediate liquidity requirements relative to the detailed engineering work and other developmental and general and administrative costs through the use of cash proceeds from completed equity issuances, the 2019 Term Loan and 2020 Unsecured Note, each as discussed above, and future issuances of securities by us.
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
Results of Operations

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Natural gas sales	$8,217	$4,959
Cost of sales	2,879	1,112
Development expenses	11,183	11,875
Depreciation, depletion and amortization	5,832	2,531
General and administrative expenses	17,239	22,053
Severance and reorganization charges	5,505	—
Loss from operations	(34,421)	(32,612)
Interest expense, net	(6,396)	(587)
Other income (expense), net	83	(927)
Income tax benefit	—	—
Net loss	$(40,734)	$(34,126)
Our consolidated net loss was approximately $40.7 million for the three months ended March 31, 2020, compared to a net loss of approximately $34.1 million during the same period in 2019. The increase in net loss of approximately $6.5 million is primarily a result of the following:

•
Increases in Cost of sales and DD&A by approximately $1.8 million and $3.3 million, respectively, compared to the same period in 2019 were due to an increase in natural gas production and sales volumes.

•
Severance and reorganization charges of approximately $5.5 million were incurred during the period in connection with the Plan. For further information regarding the Plan, see Note 7, Accrued and Other Liabilities, of our Notes to the Condensed Consolidated Financial Statements.

•	Increase of approximately $5.8 million in interest expense, net, is primarily attributable to the 2019 Term Loan, which was not in place in the prior period.
The increase in expenses above were partially offset by an increase in natural gas sales of approximately $3.2 million due to higher natural gas production volumes as well as a decrease in general and administrative expenses of approximately $4.9 million primarily due to an overall decrease in business activities during the quarter.
Off-Balance Sheet Arrangements
None.
Recent Accounting Standards
    For descriptions of recently issued accounting standards, see Note 1, General, of our Notes to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and recent proxy statements on Schedule 14A, certain subsidiaries of the Company, and two of its directors, were named as defendants in a lawsuit brought by Cheniere Energy, Inc. (“Cheniere”) in July 2017. On January 30, 2020, Cheniere withdrew all claims it had asserted against the Company’s subsidiaries and directors, and all such claims were dismissed with prejudice.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the risk factors discussed below.
Pandemics or disease outbreaks, such as the currently ongoing COVID-19 outbreak, may adversely affect our efforts to reach a final investment decision with respect to the Driftwood Project.
Pandemics or disease outbreaks such as the currently ongoing COVID-19 outbreak may have a variety of adverse effects on our business, including by depressing commodity prices and the market value of our securities and limiting the ability of our management to travel to meet with partners and potential partners. Prospects for the development and financing of the Driftwood Project are based in part on factors including global economic conditions that have been, and are likely to continue to be, adversely affected by the COVID-19 pandemic. Additional effects of the pandemic on our business may include limits on the ability of our employees, or those of partners or vendors, to provide necessary services due to illness or quarantines and governmental restrictions on travel, imports or exports or financial transactions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended March 31, 2020 that have not already been reported in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended March 31, 2020.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2020, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended March 31, 2020, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Total Delaware, Inc. and TOTAL S.A. have beneficial ownership of approximately 17% of the outstanding Tellurian common stock. Total Delaware, Inc. has the right to designate for election one member of Tellurian’s board of directors, and Eric Festa is the current Total Delaware, Inc. designee. Total Delaware, Inc. will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 20, 2020, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2019 (the “Total 2019 Annual Report”) regarding activities during 2019 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 4, 2020 and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the Total 2019 Annual Report.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1
Amended and Restated Distribution Agency Agreement, dated as of January 21, 2020, by and between Tellurian Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

1.2
Placement Agent Agreement, dated as of February 7, 2020, by and between Tellurian Inc. and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 11, 2020)

1.3
Distribution Agency Agreement, dated as of March 2, 2020, among Tellurian Inc., Raymond James & Associates, Inc. and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020)

1.4‡
Engagement Letter/Capital Formation Agreement, dated as of April 1, 2020, by and between Tellurian Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

4.1*	Amended and Restated Common Stock Purchase Warrant, dated as of March 23, 2020, issued to Nineteen77 Capital Solutions A LP
4.2
Indenture, dated as of April 29, 2020, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to Senior Unsecured Note due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

4.3
Senior Unsecured Note due 2021, dated as of April 29, 2020, issued to High Trail Investments SA LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

4.4
Warrant to Purchase Common Stock, dated as of April 29, 2020, issued to High Trail Investments SA LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

4.5
Warrant to Purchase Common Stock, dated as of April 29, 2020, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

4.6
Amended and Restated Common Stock Purchase Warrant, dated as of April 29, 2020, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

10.1††*
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.2††*
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.3††*
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.4
Form of Securities Purchase Agreement, dated as of February 11, 2020, by and between Tellurian Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2020)

10.5
First Amendment to Credit and Guaranty Agreement, dated as of February 28, 2020, by and among Driftwood Holdings LP, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.6
Second Amendment to Credit and Guaranty Agreement, dated as of March 23, 2020, by and among Driftwood Holdings LP, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.7‡
Securities Purchase Agreement, dated as of April 28, 2020, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.8‡
Third Amendment to Credit and Guaranty Agreement, dated as of April 28, 2020, by and among Driftwood Holdings LLC, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

Exhibit No.	Description
10.9
Form of Voting Agreement, dated as of April 29, 2020, by and between the Company and each of Charif Souki, Martin Houston, Meg Gentle and R. Keith Teague (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Section 13(r) Disclosure
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

TELLURIAN INC.

Date:	May 4, 2020	By:	/s/ Kian Granmayeh
Kian Granmayeh
Executive Vice President & Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	May 4, 2020	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.