Form 10-Q
period 2020-06-30
TELLURIAN INC. /DE/
filed 2020-08-05
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Yes ☐ No ☒
        As of July 31, 2020, there were 322,489,957 shares of common stock, $0.01 par value, issued and outstanding.
Tellurian Inc.

Cautionary Information About Forward-Looking Statements
        The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “continue,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “proposed,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:
•our businesses and prospects and our overall strategy;
•planned or estimated capital expenditures;
•availability of liquidity and capital resources;
•our ability to obtain additional financing as needed and the terms of financing transactions, including at Driftwood Holdings LP;
•revenues and expenses;
•progress in developing our projects and the timing of that progress;
•future values of the Company’s projects or other interests, operations or rights; and
•government regulations, including our ability to obtain, and the timing of, necessary governmental permits and approvals.
        Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that could cause actual results and performance to differ materially from any future results or performance expressed or implied by the forward-looking statements include, but are not limited to, the following:
•the uncertain nature of demand for and price of natural gas and LNG;
•risks related to shortages of LNG vessels worldwide;
•technological innovation which may render our anticipated competitive advantage obsolete;
•risks related to a terrorist or military incident involving an LNG carrier;
•changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;
•governmental interventions in the LNG industry, including increases in barriers to international trade;
•uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;
•our limited operating history;
•our ability to attract and retain key personnel;
•risks related to doing business in, and having counterparties in, foreign countries;
•our reliance on the skill and expertise of third-party service providers;
•the ability of our vendors to meet their contractual obligations;
•risks and uncertainties inherent in management estimates of future operating results and cash flows;
•our ability to maintain compliance with our debt arrangements and other agreements;
•the potential discontinuation of the London Inter-Bank Offered Rate;
•changes in competitive factors, including the development or expansion of LNG, pipeline and other projects that are competitive with ours;
•development risks, operational hazards and regulatory approvals;
•our ability to enter into and consummate planned financing and other transactions;
•risks related to pandemics or disease outbreaks;
•risks of potential impairment charges and reductions in our reserves; and
•risks and uncertainties associated with litigation matters.

        The forward-looking statements in this report speak as of the date hereof. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by securities laws.
DEFINITIONS
        To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

ASU	Accounting Standards Update
Bcf	Billion cubic feet of natural gas
Bcf/d	Bcf per day
DD&A	Depreciation, depletion and amortization
DES	Delivered ex-ship
DFC	Deferred financing costs
EPC	Engineering, procurement and construction
FASB	Financial Accounting Standards Board
FID	Final investment decision as it pertains to the Driftwood Project
GAAP	Generally accepted accounting principles in the U.S.
JKM	Platts Japan Korea Marker index price for LNG
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
MMBtu	Million British thermal units
Mtpa	Million tonnes per annum
Nasdaq	Nasdaq Capital Market
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$88,314	$64,615
Accounts receivable	2,675	5,006
Accounts receivable due from related parties	1,316	1,316
Prepaid expenses and other current assets	10,456	11,298
Total current assets	102,761	82,235
Property, plant and equipment, net	66,486	153,040
Deferred engineering costs	109,940	106,425
Non-current restricted cash	3,467	3,867
Other non-current assets	33,246	36,755
Total assets	$315,900	$382,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,136	$21,048
Accounts payable due to related parties (Note 7)	2,300	—
Accrued and other liabilities	41,195	33,003
Borrowings	33,892	78,528
Total current liabilities	106,523	132,579
Long-term liabilities:
Borrowings	106,144	58,121
Other non-current liabilities	27,320	25,337
Total long-term liabilities	133,464	83,458

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 and 400,000,000 authorized, respectively: 284,292,876 and 242,207,522 shares outstanding, respectively	2,627	2,211
Additional paid-in capital	848,431	769,639
Accumulated deficit	(775,206)	(605,626)
Total stockholders’ equity	75,913	166,285
Total liabilities and stockholders’ equity	$315,900	$382,322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Natural gas sales	$6,329	$5,333	$14,546	$10,293

Operating costs and expenses:
Cost of sales	2,409	1,240	5,288	2,353
Development expenses	9,123	18,678	20,306	30,553
Depreciation, depletion and amortization	4,995	4,048	10,827	6,579
General and administrative expenses	15,369	23,403	32,608	45,456
Impairment charges	81,065	—	81,065	—
Severance and reorganization charges	854	—	6,359	—
Related party charges (Note 7)	7,357	—	7,357	—
Total operating costs and expenses	121,172	47,369	163,810	84,941
Loss from operations	(114,843)	(42,036)	(149,264)	(74,648)
Interest expense, net	(11,195)	(3,399)	(17,591)	(3,986)
Other income (expense), net	(2,808)	4,942	(2,725)	4,015
Loss before income taxes	(128,846)	(40,493)	(169,580)	(74,619)
Income tax	—	—	—	—
Net loss	$(128,846)	$(40,493)	$(169,580)	$(74,619)
Net loss per common share(1):
Basic and diluted	$(0.53)	$(0.19)	$(0.73)	$(0.34)
Weighted-average shares outstanding:
Basic and diluted	245,364	218,742	233,321	218,293

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total shareholders’ equity, beginning balance	$146,644	$277,611	$166,285	$297,934

Preferred stock	61	61	61	61

Common stock:
Beginning balance	2,344	2,209	2,211	2,195
Common stock issuance	173	—	196	—
Share-based compensation, net(1)	10	1	10	15
Severance and reorganization charges	7	—	7	—
Settlement of Final Payment Fee (Note 9)	—	—	110	—
Borrowings principal repayment (Note 9)	93	—	93	—
Ending balance	2,627	2,210	2,627	2,210

Additional paid-in capital:
Beginning balance	790,599	763,326	769,639	749,537
Common stock issuance	22,606		35,844	—
Share-based compensation, net(1)	1,636	741	2,320	14,481
Severance and reorganization charges	777	—	777	—
Share-based payments	113	496	224	545
Settlement of Final Payment Fee (Note 9)	—	—	9,036	—
Warrants issued in connection with Borrowings (Note 11)	19,005	3,300	16,896	3,300
Borrowings principal repayment (Note 9)	13,695	—	13,695	—
Ending balance	848,431	767,863	848,431	767,863

Accumulated deficit:
Beginning balance	(646,360)	(487,985)	(605,626)	(453,859)
Net loss	(128,846)	(40,493)	(169,580)	(74,619)
Ending balance	(775,206)	(528,478)	(775,206)	(528,478)

Total shareholders’ equity, ending balance	$75,913	$241,656	$75,913	$241,656

(1) Includes settlement of 2019 and 2018 bonuses that were accrued for in 2019 and 2018, respectively.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(169,580)	$(74,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	10,827	6,981
Amortization of debt issuance costs, discounts and fees	10,330	2,687
Share-based compensation	1,244	2,785
Severance and reorganization charges	784	—
Share-based payments	224	545
Interest elected to be paid-in-kind	1,338	—
Gain on financial instruments not designated as hedges	1,696	(3,491)
Impairment charges	81,065	—
Other	993	(1,826)
Net changes in working capital (Note 15)	13,487	5,864
Net cash used in operating activities	(47,592)	(61,074)

Cash flows from investing activities:
Development of natural gas properties	(386)	(31,332)
Deferred engineering costs	—	(17,591)
Purchase of property, plant and equipment	—	(2,733)
Net cash used in investing activities	(386)	(51,656)

Cash flows from financing activities:
Proceeds from common stock issuances	36,815	—
Equity issuances cost	(775)	—
Borrowing proceeds	50,000	60,000
Borrowing issuance costs	(2,387)	(2,200)
Borrowing principal repayments	(10,600)	—
Tax payments for net share settlement of equity awards (Note 15)	—	(6,686)
Payments of finance lease principal	(1,776)	—
Net cash provided by financing activities	71,277	51,114

Net (decrease) increase in cash, cash equivalents and restricted cash	23,299	(61,616)
Cash, cash equivalents and restricted cash, beginning of period	68,482	183,589
Cash, cash equivalents and restricted cash, end of period	$91,781	$121,973
Supplementary disclosure of cash flow information:
Interest paid	$5,397	$2,816

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
Liquidity
Our Condensed Consolidated Financial Statements were prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Condensed Consolidated Financial Statements, we have generated losses from operations, negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues or other sources of liquidity that are sufficient to cover our future operating costs as they become due during the twelve months following the issuance of the financial statements.
We are planning to generate proceeds from various potential financing transactions, such as issuances of equity, including our at-the-market program, equity-linked and debt securities or similar transactions, and have determined that it is probable that such proceeds will satisfy our obligations and fund our working capital needs for at least twelve months following the issuance of the financial statements. However, there can be no assurance that we will be able to generate adequate proceeds to satisfy our obligations and accomplish our business objectives.
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
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
        The components of prepaid expenses and other current assets consist of the following (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2020	December 31, 2019
Prepaid expenses	$1,232	$1,234
Advances and deposits	7,122	364
Tradable equity securities	—	5,069
Derivative asset (Note 6)	1,884	3,121
Other current assets	218	1,510
Total prepaid expenses and other current assets	$10,456	$11,298
Advances and Deposits
We advanced approximately $6.9 million to an unrelated third-party in connection with the purchase of an LNG cargo. See Note 10, Commitments and Contingencies, for further information regarding this purchase.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
        Property, plant and equipment is comprised of fixed assets, proved oil and natural gas properties and finance leases, as shown below (in thousands):

	June 30, 2020	December 31, 2019
Land	$13,808	$13,808
Proved properties	61,382	142,494
Wells in progress	—	57
Corporate and other	3,477	5,285
Total property, plant and equipment at cost	78,667	161,644
Accumulated DD&A	(32,400)	(22,041)
Right of use asset — finance leases (Note 14)	20,219	13,437
Total property, plant and equipment, net	$66,486	$153,040
Land
        We own land in Louisiana for the purpose of constructing the Driftwood Project.
Proved Properties Impairment
The carrying values of our proved natural gas properties are reviewed for impairment when events or circumstances indicate that the remaining carrying value may not be recoverable. During the second quarter of 2020, there were indicators that the carrying values of certain of our properties may be impaired as a result of depressed natural gas prices. We determined that these adverse market conditions represented a triggering event to perform an impairment assessment of our proved natural gas properties.
To determine whether impairment had occurred, we compared the estimated expected undiscounted future cash flows from our natural gas properties to the carrying values of those properties. The estimated future cash flows used in the recoverability test are based on proved and, if determined reasonable by management, risk-adjusted probable and possible reserves and assumptions generally consistent with those used by us for internal planning and budgeting purposes. These include, among other things, the intended use of the asset, anticipated production from reserves, future market prices for natural gas adjusted for basis differentials, and future operating costs. Proved properties that have carrying amounts in excess of estimated future undiscounted cash flows are written down to fair value.
As of June 30, 2020, we recognized a total impairment charge of approximately $81.1 million primarily associated with our assets located in northern Louisiana. The impairment was recorded as a reduction to the assets’ carrying values to their estimated fair values of approximately $28.7 million. The estimated fair value of the impaired assets, as determined as of June 30, 2020, was based on significant inputs that are not observable in the market and, as such, are considered a Level 3 fair value measurement. Key assumptions included in the calculation of the fair value included values for the following: (i) reserves; (ii) future commodity prices and (iii) future operating and development costs.
NOTE 4 — DEFERRED ENGINEERING COSTS
        As of June 30, 2020, the deferred engineering balance of approximately $109.9 million represents detailed engineering services related to the planned construction of the Driftwood terminal. This balance will be transferred to construction in progress upon reaching FID.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 5 — OTHER NON-CURRENT ASSETS
        Other non-current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Land lease and purchase options	$3,506	$4,320
Permitting costs	13,092	12,838
Right of use asset — operating leases (Note 14)	12,687	15,832
Other	3,961	3,765
Total other non-current assets	$33,246	$36,755
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
NOTE 6 — FINANCIAL INSTRUMENTS
        As discussed in Note 9, Borrowings, as part of entering into the senior secured term loan credit agreement in 2018, we are required to enter into and maintain certain hedging transactions. As a result, we use derivative financial instruments, namely over the counter (“OTC”) commodity swap instruments (“commodity swaps”), to maintain compliance with this covenant. We do not hold or issue derivative financial instruments for trading purposes.
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
        The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. The Company can net settle its derivative instruments at any time. As of June 30, 2020, we had a current asset of $1.9 million, net, with respect to the fair value of the current portion of our commodity swaps. The current asset is classified within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Gross current asset and current liability amounts as of June 30, 2020 are $2.2 million and $0.3 million, respectively.
        We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2020, we recognized a realized gain of $1.5 million and $3.9 million, respectively, as well as an unrealized loss of $1.8 million and $1.7 million, respectively, related to the changes in fair value of the commodity swaps in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of commodity derivative instruments are reported as a component of cash flows from operations in the Condensed Consolidated Statements of Cash Flows.
        With respect to the commodity swaps, the Company hedged 6.7 Bcf of its fixed price and basis exposure which represents a portion of its expected sales of equity production as of June 30, 2020. The open positions at June 30, 2020 had maturities extending through September 2021. For additional details, refer to Note 9, Borrowings.
NOTE 7 — RELATED PARTY TRANSACTIONS

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
In conjunction with the dismissal of the litigation disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we agreed to reimburse Martin Houston for reasonable attorneys’ fees and expenses he incurred during the litigation with Cheniere Energy, Inc. As of June 30, 2020, we have paid $2.5 million to third parties to settle outstanding amounts incurred by Mr. Houston for reasonable attorneys’ fees and expenses. We estimate that we will pay an additional $2.6 million for reasonable attorneys’ fees and expenses which has been classified with Accounts payable on the Condensed Consolidated Balance Sheets. We have also agreed to reimburse Mr. Houston approximately $2.3 million for other expenses he incurred in connection with the lawsuit. This amount has been classified within Accounts payable due to related parties on the Condensed Consolidated Balance Sheets.
NOTE 8 — ACCRUED AND OTHER LIABILITIES
        The components of accrued and other liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Project development activities	$2,971	$3,851
Payroll and compensation	23,066	18,773
Severance and reorganization	1,906	—
Accrued taxes	1,147	1,018
Professional services (e.g., legal, audit)	1,314	2,906
Warrant liabilities (Note 11)	7,193	—
Lease liabilities (Note 14)	1,855	3,729
Other	1,743	2,726
Total accrued and other liabilities	$41,195	$33,003
Severance and Reorganization
        We implemented a cost reduction and reorganization plan (the “Reorganization Plan”) during the first quarter of 2020, and have incurred approximately $0.9 million and $6.4 million as of the three and six months ended June 30, 2020, respectively, of severance and reorganization charges due to reductions in workforce. The Reorganization Plan was implemented due to the sharp decline in oil and natural gas prices as well as the growing negative economic effects of the COVID-19 pandemic. The charges are presented within the caption Severance and reorganization charges on our Condensed Consolidated Statement of Operations. We expect to settle the remaining termination benefits by September 30, 2020. The severance and reorganization cash amounts provided to former employees have been settled and the remaining $1.9 million will be settled with the continued transfer of 1.6 million restricted stock units to former employees that may be settled, at our election, with either cash, stock or a combination thereof. We have settled $4.5 million of the severance and reorganization charges as of June 30, 2020.
NOTE 9 — BORROWINGS
        The following tables summarize the Company’s borrowings as of June 30, 2020, and December 31, 2019 (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2020
	Principal repayment obligation (1)	Unamortized DFC and discounts	Carrying value
2020 Unsecured Note	$52,500	$(18,608)	$33,892
2019 Term Loan, due November 2021 (2)	54,238	(6,752)	47,486
2018 Term Loan, due September 2021	60,000	(1,342)	58,658
Total borrowings	$166,738	$(26,702)	$140,036

	December 31, 2019
	Principal repayment obligation and other fees (3)	Unamortized DFC and discounts	Carrying value
2019 Term Loan, due May 2020 (2)	$84,955	$(6,427)	$78,528
2018 Term Loan, due September 2021	60,000	(1,879)	58,121
Total borrowings	$144,955	$(8,306)	$136,649

(1) Includes paid-in-kind interest on the 2019 Term loan of $1.3 million.
(2) Maturity date amended as part of the Second Amendment to the 2019 Term Loan.
(3) Includes paid-in-kind interest on the 2019 Term loan of $1.8 million as well as a final payment fee equal to 20% of the principal amount less financing costs and cash interest amounts paid.
2020 Unsecured Note
        On April 29, 2020, we issued a zero coupon $56.0 million face amount senior unsecured note (the “2020 Unsecured Note”) to an unrelated third party. Net proceeds raised from the 2020 Unsecured Note were approximately $47.4 million, after deducting approximately $2.6 million in fees and $6.0 million in original issue discount. The 2020 Unsecured Note will be repaid in installments on the first day of every month as follows (in thousands):

Period	Periodic Amount	Total Amount
June 1, 2020	$3,500	$3,500
July 1, 2020 – October 1, 2020	5,000	20,000
November 1, 2020	4,500	4,500
December 1, 2020 – June 1, 2021	4,000	28,000
Face amount of 2020 Unsecured Note		$56,000
In conjunction with the 2020 Unsecured Note, we issued the lender a warrant to purchase 20.0 million shares of our common stock (the “Unsecured Warrant”). The fair value of the Unsecured Warrant of approximately $16.1 million has been recognized as an original issue discount to the 2020 Unsecured Note. For more information about the Unsecured Warrant, see Note 11, Stockholders’ Equity.
The 2020 Unsecured Note contains certain cash sweep provisions requiring that a portion of the proceeds from certain of our equity offerings and convertible securities offerings be used to repay the outstanding principal balance through additional amortization payments not to exceed $8.0 million in total, subject to certain conditions. See Note 16, Subsequent Events, for further information.
The lender may require us to repurchase the 2020 Unsecured Note upon a Fundamental Change (as defined in the 2020 Unsecured Note) or an event of default at 105% and 115%, respectively, of the remaining outstanding principal balance. If an event of default occurs which cannot be cured within certain time periods, we have the right to pay cash, but to the extent that we do not pay in cash, the lender will have the right to convert the outstanding face amount into shares of our common stock based on a calculation defined in the 2020 Unsecured Note. We may prepay the 2020 Unsecured Note in whole or in part from time to time without premium or penalty.
2019 Term Loan
On May 23, 2019, Driftwood Holdings LP, a wholly owned subsidiary of the Company (“Driftwood Holdings”), entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million. Fees associated with entering into the 2019 Term Loan of approximately $2.2 million have been capitalized as deferred

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
financing costs. The 2019 Term Loan agreement provided Driftwood Holdings the right to borrow an additional $15.0 million, which it did on July 16, 2019. The 2019 Term Loan bore a fixed annual interest rate of 12%, of which 4% Driftwood Holdings could add to the outstanding principal as paid-in-kind interest at the end of each reporting period. In addition to the fixed annual interest rate, upon maturity or early repayment of the 2019 Term Loan, Driftwood Holdings was also obligated to pay a final fee equal to 20% of the principal amount borrowed less financing costs and cash interest paid (the “Final Payment Fee”) to the lender. On February 28, 2020, Driftwood Holdings entered into an amendment (the “First Amendment”) to the 2019 Term Loan which allowed us to enter into a land lease for the Driftwood Project. The First Amendment had no financial statement impact in regard to accounting for our Borrowings.
On March 23, 2020, Driftwood Holdings entered into a second amendment (the “Second Amendment”) to the 2019 Term Loan. The outstanding principal balance as of the Second Amendment date was $75.0 million. The Second Amendment, among other things, made the following changes to the 2019 Term Loan:
•Extended the maturity date from May 23, 2020 to November 23, 2021;
•Modified the frequency of interest payments from quarterly to monthly;
•Modified the interest rate from 12% per annum, with the ability to defer 4% per annum as paid-in-kind, to 16% per annum, with the ability to defer 8% per annum as paid-in-kind;
•Required a principal payment of $3.0 million by April 22, 2020; and
•Reduced the required month-end collateral amount from $30.0 million to $12.0 million.
        Upon entering into the Second Amendment, we repaid $2.0 million of the outstanding principal balance and issued 11,019,298 shares of our common stock in exchange for cancellation of the Final Payment Fee (as defined in the Credit Agreement) and all accrued paid-in-kind interest through March 22, 2020.
The Second Amendment was accounted for as a debt modification with no gain or loss recognized and any differences in fair value for amounts settled or paid being capitalized as part of the 2019 Term Loan debt issuance discount. The Second Amendment resulted in a $0.9 million increase in the debt issuance discount associated with the 2019 Term Loan.
Also, in conjunction with the Second Amendment, the Common Stock Purchase Warrant (the “Original Warrant”) previously issued as part of the 2019 Term Loan was replaced with a new warrant (the “Replacement Warrant”). The difference in fair value between the Original Warrant and the Replacement Warrant was an increase of approximately $0.3 million and has been recognized as a debt issuance discount to the 2019 Term Loan. Refer to Note 11, Stockholders’ Equity, for further details.
        On April 28, 2020, Driftwood Holdings entered into a third amendment (the “Third Amendment”) to the 2019 Term Loan, which became effective on April 29, 2020. In conjunction with the Third Amendment, we repaid $17.1 million of the outstanding principal balance. This principal repayment was made with the issuance of 9,348,706 shares of our common stock as well as a cash payment of $2.1 million.
In conjunction with the Third Amendment, we issued a common stock purchase warrant (the “Third Amendment Warrant”) to the lender. The fair value of the Third Amendment Warrant of approximately $5.7 million has been recognized as an original issue discount to the 2019 Term Loan.
We may prepay the 2019 Term Loan in whole or in part from time to time without premium or penalty. Borrowings under the 2019 Term Loan are guaranteed by Tellurian Inc. and certain of its subsidiaries and are secured by substantially all of the assets of Tellurian Inc. and certain of its subsidiaries, other than Tellurian Production Holdings LLC (“Production Holdings”) and its subsidiaries, under one or more security agreements and pledge agreements.
2018 Term Loan
On September 28, 2018 (the “Closing Date”), Production Holdings entered into a three-year senior secured term loan credit agreement (the “2018 Term Loan”) in an aggregate principal amount of $60.0 million.
Our use of proceeds from the 2018 Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself and is presented within Non-current restricted cash on our Condensed Consolidated Balance Sheets. At June 30, 2020, unused proceeds from the 2018 Term Loan totaled $3.5 million and were classified as Non-current restricted cash.
We have the right, but not the obligation, to make voluntary principal repayments starting six months following the Closing Date in a minimum amount of $5 million or any integral multiples of $1 million in excess thereof. If no voluntary principal repayments are made, the principal amount, together with any accrued interest, is payable at the maturity date of September 28, 2021. The 2018 Term Loan can be terminated without penalty, with an early termination payment equal to the outstanding principal plus accrued interest.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
        Amounts borrowed under the 2018 Term Loan are guaranteed by Tellurian Inc. and each of Production Holdings’ subsidiaries. The 2018 Term Loan is collateralized by a first priority lien on all assets of Production Holdings and its subsidiaries, including our proved natural gas properties.
Covenant Compliance
As of June 30, 2020, the Company was in compliance with all covenants under its credit agreements. Refer to Note 6, Financial Instruments, for details of hedging transactions, as of and for the period ended June 30, 2020, entered into as required by the 2018 Term Loan described above.
Fair Value
        As of June 30, 2020, the fair value of the 2020 Unsecured Note, on a discounted cash flow basis, was approximately $50.0 million as the 2020 Unsecured Note effective interest rate was higher than current market levels. As of June 30, 2020, the fair value of the 2019 Term Loan, on a discounted cash flow basis, was approximately $55.6 million as the 2019 Term Loan effective interest rate was higher than current market levels. As of June 30, 2020, the fair value of the 2018 Term Loan, on a discounted cash flow basis, was approximately $56.2 million as the 2018 Term Loan effective interest rate was higher than current market levels. The 2020 Unsecured Note, 2019 Term Loan and 2018 Term Loan represent Level 3 instruments in the fair value hierarchy.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
        On April 23, 2019, we entered into a master LNG sale and purchase agreement and related confirmation notices (collectively, the “SPA”) with an unrelated third-party LNG merchant. Pursuant to the SPA, we committed to purchase one cargo of LNG per quarter through October 2022. The volume of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms. The price of each cargo will be based on the JKM price in effect at the time of each purchase.
NOTE 11 — STOCKHOLDERS' EQUITY
Common Stock Issuance
        On February 11, 2020, we sold 2,114,591 shares of our common stock in a registered direct offering at a price of $6.36 per share. Net proceeds from this offering, after deducting fees and expenses, were approximately $13.1 million.
At-the-Market Program
        We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq. For the six months ended June 30, 2020, we issued 17,512,604 shares of our common stock under our at-the-market program for net proceeds of approximately $22.9 million. As of June 30, 2020, we have remaining availability under the at-the-market program to raise aggregate gross sales proceeds of up to approximately $365.7 million. See Note 16, Subsequent Events, for further information.
Common Stock Purchase Warrants
2020 Unsecured Note
As discussed in Note 9, Borrowings, on April 29, 2020 (the “Issuance Date”), in conjunction with the issuance of the 2020 Unsecured Note, we issued a warrant providing the lender with the right to purchase up to 20.0 million shares of our common stock at $1.542 per share. The Unsecured Warrant, which vested on the Issuance Date, may not be exercised until October 29, 2020 and will expire five years after it becomes exercisable. The Unsecured Warrant was valued using a Black-Scholes option pricing model that resulted in a relative fair value of approximately $16.1 million on the Issuance Date and is not subject to subsequent remeasurement. The Unsecured Warrant has been classified as equity and is recognized within Additional paid-in capital on our Condensed Consolidated Balance Sheets.
2019 Term Loan
As discussed in Note 9, Borrowings, we have entered into three amendments to the 2019 Term Loan. Pursuant to the Second Amendment, we replaced the previously issued Original Warrant, which provided the lender with the right to purchase up to 1.5 million shares of our common stock at $10.00 per share with the Replacement Warrant, which provides the lender with the right to purchase 9.0 million shares of our common stock at $1.00 per share. Pursuant to the Third Amendment, we issued the Third Amendment Warrant which provides the lender with the right to purchase approximately 4.7 million shares of our common stock at $1.542 per share. The Third Amendment Warrant expires five years after the date of the Third Amendment. Half of the Third Amendment Warrant vested immediately, but may not be exercised until October 29, 2020, and the remaining half will vest, and become exercisable, on October 29, 2020.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The aggregate number of unvested shares of our common stock provided to the lender under the Replacement Warrant and the Third Amendment Warrant will be reduced proportionately as a result of any partial repayment of the 2019 Term Loan principal and, in the event the outstanding balance of the 2019 Term Loan is repaid in full, any unvested tranches will be canceled as of the date of such repayment. As of June 30, 2020, the aggregate number of unvested shares of our common stock provided to the lender under the Replacement Warrant and the Third Amendment Warrant has been reduced by 0.2 million shares due to partial repayments of the outstanding principal balance.
The Replacement Warrant expires five years after the date of the Second Amendment and vests as follows (in thousands):

Vesting	Number of Shares
Immediately	3,000
September 23, 2020	1,924
March 23, 2021	1,924
June 23, 2021	1,924
Total	8,772
        The Replacement Warrant was valued using a Black-Scholes option pricing model that resulted in a fair value of approximately $3.6 million on the date of the Second Amendment. The difference between the fair values of the Original Warrant and the Replacement Warrant was an increase of approximately $0.3 million and has been classified as equity and recognized within Additional paid-in capital on our Condensed Consolidated Balance Sheets. However, as the total amount of warrants is no longer fixed, approximately $2.4 million has been recognized within Accrued and other liabilities on our Condensed Consolidated Balance Sheets and will be remeasured every period end until it vests. If the vesting event occurs, the applicable portion of the liability will be reclassified to equity and remeasured on said vesting date.
The Third Amendment Warrant was valued using a Black-Scholes option pricing model that resulted in a fair value of approximately $5.7 million on the date of the Third Amendment. As only half of the Third Amendment Warrant has vested, and is therefore fixed, approximately $2.9 million has been classified as equity and recognized within Additional paid-in capital on our Condensed Consolidated Balance Sheets. The remaining approximately $2.8 million does not meet the fixed for fixed criteria for equity classification, and has been recognized within Accrued and other liabilities on our Condensed Consolidated Balance Sheets and will be remeasured every period end unit it vests. If the vesting event occurs, a portion of the liability will be reclassified to equity and remeasured on said vesting date.
As of June 30, 2020, we have recognized an unrealized loss of approximately $2.0 million within Other income, net, on our Condensed Consolidated Income Statement due to the remeasurement of the unvested portion of the Replacement Warrant and the Third Amendment Warrant.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
        Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock, or a combination thereof. As of June 30, 2020, there was no Restricted Stock that would be required to be settled in cash.
        As of June 30, 2020, we had granted approximately 24.8 million shares of performance-based Restricted Stock, of which approximately 19.4 million shares will vest entirely based upon FID, as defined in the award agreements, and approximately 4.8 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.6 million shares, will vest based on other criteria. As of June 30, 2020, no expense had been recognized in connection with performance-based Restricted Stock.
        As of June 30, 2020, we had granted approximately 12.2 million shares of time-based Restricted Stock. Of the total time-based grants, approximately 9.9 million shares have not yet vested and represent the settlement of the 2019 employee bonuses, which were included in our accrued liabilities balance as of December 31, 2019, and will vest in their entirety by May 31, 2021. The majority of the remaining shares were granted in connection with the Reorganization Plan we undertook and approximately 1.6 million have not yet vested and will vest in their entirety by September 30, 2020. For further information about the Reorganization Plan, see Note 8, Accrued and Other Liabilities.
        For the three and six months ended June 30, 2020, the recognized share-based compensation expense related to all share-based awards totaled approximately $0.6 million and $1.2 million, respectively. As of June 30, 2020, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $193.4 million. Further, the approximately 37.0 million shares of performance-based and time-based Restricted Stock, as well as approximately 1.4 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 13 — INCOME TAXES
        Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2020 and December 31, 2019. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and six months ended June 30, 2020.
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
NOTE 14 — LEASES
Finance Leases
        Our land leases are classified as financing leases and include one or more options to extend the lease term up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be exercised, and that our termination rights will not be exercised, and we have therefore included those assumptions within our right of use assets and corresponding lease liabilities. As of June 30, 2020, our weighted-average remaining lease term for our financing leases was approximately fifty-one years. As none of our finance leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at June 30, 2020, was approximately 13%.
        As of June 30, 2020, our financing leases had a corresponding right of use asset of approximately $20.2 million recognized within Property, plant and equipment, net, and a total lease liability of approximately $13.5 million which is recognized in Other non-current liabilities, approximately $13.5 million. For the three and six months ended June 30, 2020, our finance lease costs, which are associated with the interest on our lease liabilities, were approximately $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2020, we paid approximately $1.8 million and $1.8 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within the finance section of our cash flows.
Operating Leases
        Our office space leases are classified as operating leases and include one or more options to extend the lease term up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As of June 30, 2020, our weighted-average remaining lease term for our operating leases was approximately six years. As none of our operating leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at June 30, 2020, was approximately 8%.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
        As of June 30, 2020, our operating leases had a corresponding right of use asset of approximately $12.7 million recognized within Other non-current assets and a total lease liability of approximately $14.6 million which is recognized between Accrued and other liabilities, approximately $1.9 million, and Other non-current liabilities, approximately $12.7 million. For the three and six months ended June 30, 2020 and 2019, our operating lease costs were $0.7 million and $0.9 million, respectively, and $1.4 million and $1.8 million, respectively. For the three and six months ended June 30, 2020 and 2019, we paid approximately $0.7 million and $0.8 million, respectively, and $1.4 million, and $1.4 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
        The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of June 30, 2020 (in thousands):

Maturity of lease liability	Operating	Finance
2020	$1,471	$913
2021	2,969	1,826
2022	3,006	1,826
2023	3,044	1,826
2024	3,081	1,826
After 2024	4,980	84,193
Total lease payments	$18,551	$92,410
Less: discount	3,992	78,899
Present value of lease liability	$14,559	$13,511
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION

        The following table provides information regarding the net changes in working capital (in thousands):

	Six Months Ended June 30,
	2020	2019
Accounts receivable	$2,331	$(1,847)
Prepaid expenses and other current assets	(396)	(137)
Accounts payable	4,494	(5,249)
Accounts payable due to related parties (Note 7)	2,300	—
Accrued liabilities	6,375	13,867
Other, net	(1,617)	(770)
Net changes in working capital	$13,487	$5,864
        The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Non-cash accruals of property, plant and equipment and other non-current assets	$7,955	$415
Non-cash settlement of Final Payment Fee (Note 9)	8,539	—
Non-cash settlement of withholding taxes associated with the 2018 bonus and vesting of certain awards, respectively	—	6,686
Non-cash settlement of the 2019 and 2018 bonus, respectively	1,086	18,396
        The statement of cash flows for the six months ended June 30, 2020, reflects approximately $78.5 million and $2.1 million in non-cash movements related to the 2019 Term Loan and the Replacement Warrant, respectively.
        The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$88,314	$104,005
Non-current restricted cash	3,467	17,968
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$91,781	$121,973
NOTE 16 — SUBSEQUENT EVENTS
Equity Offering
On July 24, 2020, we completed a registered direct offering pursuant to which we sold 35,000,000 shares of our common stock at an offering price of $1.00 per share. Net proceeds from this transaction were approximately $32.5 million.
2020 Unsecured Note
As discussed in Note 9, Borrowings, the 2020 Unsecured Note is subject to certain cash sweep provisions. Due to the amount of proceeds generated from the sale of our common stock under our at-the-market program in June, as well as the equity offering completed on July 24, 2020, these cash sweep provisions were triggered on July 1, 2020 and August 3, 2020 requiring us to make a total of $8.0 million in additional repayments of the outstanding principal balance. As a result of these additional repayments, the final payment associated with the 2020 Unsecured Note is scheduled to occur on April 1, 2021 instead of June 1, 2021 as originally scheduled.
At-the-Market Program
Subsequent to June 30, 2020, and through the date of this filing, we issued 2,045,944 shares of common stock under our at-the-market equity offering program for total proceeds of approximately $2.1 million, net of approximately $0.1 million in fees and commissions. As of July 31, 2020, we have remaining capacity under our at-the-market program to raise aggregate gross sales proceeds of approximately $363.5 million.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
        The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Off-Balance Sheet Arrangements
•Recent Accounting Standards
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
We continue to evaluate, and discuss with potential partners, the scope and other aspects of the Driftwood Project in light of the evolving economic environment, investor needs and other factors. As a result of these discussions, we are evaluating

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
certain potential changes to the project that, among other things, could significantly reduce the overall cost of Phase 1 of the project. Whether we implement changes to the project will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and investor feedback.
Overview of Significant Events
Second and Third Amendments to the 2019 Term Loan
        On March 23, 2020, Driftwood Holdings LP (formerly known as Driftwood Holdings LLC), a Delaware limited partnership and an indirect wholly owned subsidiary of Tellurian Inc., entered into the second amendment (the “Second Amendment”) to the 2019 Term Loan. The outstanding principal amount as of the Second Amendment date was $75.0 million. The Second Amendment, among other things, made the following changes to the 2019 Term Loan:
•Extended the maturity date from May 23, 2020 to November 23, 2021;
•Modified the frequency of interest payments from quarterly to monthly;
•Modified the interest rate from 12%, with the ability to defer 4% per quarter as paid-in-kind, to 16%, with the ability to defer 8% per annum as paid-in-kind;
•Required a principal payment of $3.0 million by April 22, 2020; and
•Reduced the required month-end collateral amount from $30.0 million to $12.0 million.
        Upon entering into the Second Amendment, we repaid $2.0 million of the outstanding principal balance and issued 11,019,298 shares of our common stock for relief of the Final Payment Fee (as defined in the 2019 Term Loan) and all accrued paid-in-kind interest through March 22, 2020.
On April 28, 2020, Driftwood Holdings entered into the third amendment (the “Third Amendment”) to the 2019 Term Loan which became effective on April 29, 2020. In conjunction with the Third Amendment, we repaid $17.1 million of the outstanding principal balance using approximately 9.3 million shares of our common stock and $2.1 million in cash and a warrant to purchase approximately 4.7 million shares of our common stock at a strike price of $1.542. The number of shares issuable under the warrant may be reduced if we make any partial cash repayment of the 2019 Term Loan principal prior to its vesting in full on October 29, 2020.
2020 Unsecured Note
        On April 29, 2020, we issued a zero coupon $56.0 million senior unsecured note (the “2020 Unsecured Note”) to a third party, raising proceeds of approximately $47.4 million, net of approximately $2.6 million in fees. We also issued the lender a warrant to purchase 20.0 million shares of our common stock at a strike price of $1.542 per share. The warrant may be exercised in full beginning on October 29, 2020. The 2020 Unsecured Note is subject to certain cash sweep provisions and a portion of the 2020 Unsecured Note must be paid on the first day of every month, beginning on June 1, 2020. Due to the amount of proceeds generated from the sale of our common stock under our at-the-market program in June, as well as the equity offering completed on July 24, 2020, these cash sweep provisions were triggered on July 1, 2020 and August 3, 2020 requiring us to make a total of $8.0 million in additional repayments of the outstanding principal balance. As a result of these additional repayments, the final payment associated with the 2020 Unsecured Note is scheduled to occur on April 1, 2021 instead of June 1, 2021 as originally scheduled.
Equity Offering
On July 24, 2020, we completed a registered direct offering pursuant to which we sold an aggregate of 35,000,000 million shares of our common stock at an offering price of $1.00 per share. Net proceeds from the transaction were approximately $32.5 million.
Restructuring
        In March 2020, we implemented a cost reduction and reorganization plan (the “Reorganization Plan”) and incurred approximately $6.4 million of severance and reorganization charges due to a reduction in workforce. The Reorganization Plan has been implemented due to the sharp decline in oil and natural gas prices as well as the growing negative economic effects of the COVID-19 pandemic. We expect to settle the remaining termination benefits by September 30, 2020. The severance and reorganization cash amounts provided to former employees have been settled and the remaining amounts will be settled with the continued transfer of 1.6 million restricted stock units to former employees that may be settled, at our election, with either cash, stock or a combination thereof. For further information regarding the Reorganization Plan, see Note 8, Accrued and Other Liabilities, of our Notes to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Capital Resources

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $88.3 million of cash and cash equivalents as of June 30, 2020, on a consolidated basis, of which approximately $40.1 million is maintained at a wholly owned subsidiary of Tellurian Production Holdings LLC. We have the ability to raise funds through common or preferred stock issuances, debt financings, an at-the-market equity offering program or the sale of assets. We currently maintain our at-the-market equity offering program under which, as of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $363.5 million. Since January 1, 2020 we sold approximately 19.6 million shares of common stock under our at-the-market program for total proceeds of approximately $25.0 million, net of approximately $0.8 million in fees and commissions.
Sources and Uses of Cash
        The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Six Months Ended June 30,

	2020	2019
Cash used in operating activities	$(47,592)	$(61,074)
Cash used in investing activities	(386)	(51,656)
Cash provided by financing activities	71,277	51,114

Net increase (decrease) in cash, cash equivalents and restricted cash	23,299	(61,616)
Cash, cash equivalents and restricted cash, beginning of the period	68,482	183,589
Cash, cash equivalents and restricted cash, end of the period	$91,781	$121,973

Net working (deficit) capital	$(3,762)	$15,623
        Cash used in operating activities for the six months ended June 30, 2020 decreased by approximately $13.5 million compared to the same period in 2019 due to an overall decrease in disbursements in the normal course of business.
        Cash used in investing activities for the six months ended June 30, 2020 decreased by approximately $51.3 million compared to the same period in 2019. This decrease is predominantly driven by decreased natural gas development activities.
        Cash provided by financing activities for the six months ended June 30, 2020 increased by approximately $20.2 million compared to the same period in 2019. This increase primarily relates to common stock issuances that raised net proceeds of approximately $36.0 million and the absence of approximately $6.7 million in net settlement transactions on employee equity awards. These increases were primarily offset by approximately $10.6 million in principal repayments related to our borrowings. See Note 9, Borrowings, of our Notes to the Condensed Consolidated Financial Statements for further information.
Borrowings
        As of June 30, 2020, we had total indebtedness of approximately $166.7 million, of which approximately $114.2 million was secured indebtedness, and we were in compliance with the covenants under all of our credit agreements. For additional details regarding our borrowing activity, refer to Note 9, Borrowings, of our Notes to the Condensed Consolidated Financial Statements.
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
Results of Operations
        The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Natural gas sales	$6,329	$5,333	$14,546	$10,293
Cost of sales	2,409	1,240	5,288	2,353
Development expenses	9,123	18,678	20,306	30,553
Depreciation, depletion and amortization	4,995	4,048	10,827	6,579
General and administrative expenses	15,369	23,403	32,608	45,456
Impairment charge	81,065	—	81,065	—
Severance and reorganization charges	854	—	6,359	—
Related party charges	7,357	—	7,357	—
Loss from operations	(114,843)	(42,036)	(149,264)	(74,648)
Interest expense, net	(11,195)	(3,399)	(17,591)	(3,986)
Other income (expense), net	(2,808)	4,942	(2,725)	4,015
Income tax benefit	—	—	—	—
Net loss	$(128,846)	$(40,493)	$(169,580)	$(74,619)
        Our consolidated net loss was approximately $128.8 million for the three months ended June 30, 2020, compared to a net loss of approximately $40.5 million during the same period in 2019. The increase in net loss of approximately $88.4 million is primarily a result of the following:
•An $81.1 million charge related to the impairment of our proved natural gas properties compared to zero in the prior period. This impairment charge was a result of depressed natural gas prices caused by the combined impact of increased production and falling demand brought about by current economic conditions.. For further information regarding this impairment charge, see Note 3, Property, Plant and Equipment, of our Notes to the Condensed Consolidated Financial Statements.
•Charges of $7.4 million in connection with related party transactions compared to zero in the prior period. These charges were for the payment of reasonable attorneys’ fees and expenses to third parties incurred by the Vice-chairman of our Board of Directors, Mr. Houston, as well as an estimated payment of $2.3 million directly to Mr. Houston for costs he incurred in connection with a lawsuit. For further information regarding these related party charges, see Note 7, Related Party Transactions, of our Notes to the Condensed Consolidated Financial Statements.
•Increase of approximately $7.8 million in interest expense, net, is primarily attributable to both the 2019 Term Loan and 2020 Unsecured Note incurring interest charges during the current period compared to only a portion of the 2019 Term Loan incurring charges during the prior period.
        The increase in expenses above were partially offset by a decrease in general and administrative expenses of approximately $8.0 million as well as an approximate $9.6 million decrease in development expenses due to an overall decrease in business activities during the quarter.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our consolidated net loss was approximately $169.6 million for the six months ended June 30, 2020, compared to a net loss of approximately $74.6 million during the same period in 2019. The increase in net loss of approximately $95.0 million is primarily a result of the following:
•An $81.1 million charge related to the impairment of our proved natural gas properties compared to zero in the prior period. This impairment charge was a result of depressed natural gas prices caused by the combined impact of increased production and falling demand brought about by current economic conditions. For further information regarding this impairment charge, see Note 3, Property, Plant and Equipment, of our Notes to the Condensed Consolidated Financial Statements.
•Increases in Cost of sales and DD&A by approximately $2.9 million and $4.2 million, respectively, compared to the same period in 2019 were due to an increase in natural gas production and sales volumes.
•Charges of $7.4 million in connection with related party transactions compared to zero in the prior period. These charges were for the payment of reasonable attorneys’ fees and expenses to third parties incurred by the Vice-chairman of our Board of Directors, Mr. Houston, as well as an estimated payment of $2.3 million directly to Mr. Houston for costs he incurred in connection with a lawsuit. For further information regarding these related party charges, see Note 7, Related Party, of our Notes to the Condensed Consolidated Financial Statements.
•Severance and reorganization charges of approximately $6.4 million were incurred during the period in connection with the Reorganization Plan. For further information regarding the Reorganization Plan, see Note 8, Accrued and Other Liabilities, of our Notes to the Condensed Consolidated Financial Statements.
•Increase of approximately $13.6 million in interest expense, net, is primarily attributable to both the 2019 Term Loan and 2020 Unsecured Note incurring interest charges during the current period compared to only a portion of the 2019 Term Loan incurring charges during the prior period.
        The increase in expenses above were partially offset by an increase in natural gas sales of approximately $4.3 million due primarily to higher natural gas production volumes and a decrease in general and administrative expenses of approximately $12.8 million as well as an approximate $10.2 million decrease in development expenses due to an overall decrease in business activities during the quarter.
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
ITEM 4. CONTROLS AND PROCEDURES
        As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
        None.
ITEM 1A. RISK FACTORS
        There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as amended, except for the risk factors discussed below.
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
The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic, actions that have been and may be taken by governmental authorities, the impact on the businesses of our customers, and the duration of the resulting macroeconomic conditions, all of which are uncertain and are difficult to predict at this time.
Declines in the prices we receive for our natural gas production may result in reductions in our reserves.
The quantity and value of our natural gas reserves depend in significant part on the prices we receive for our natural gas production. Absent a significant increase in those prices, the proved undeveloped reserves reflected in the December 31, 2020 annual reserve report may be substantially reduced relative to the proved undeveloped reserves included in our December 31, 2019 reserve report, and the PV-10 and standardized measure value of our reserves may decline accordingly.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
        None that occurred during the three months ended June 30, 2020 that have not already been reported in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
        None that occurred during the three months ended June 30, 2020.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
        Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2020, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended June 30, 2020, we did not engage in any transactions with Iran or with persons or entities related to Iran.
        Total Delaware, Inc. and TOTAL S.A. have beneficial ownership of approximately 16% of the outstanding Tellurian common stock. Total Delaware, Inc. has the right to designate for election one member of Tellurian’s Board of Directors, and Eric Festa is the current Total Delaware, Inc. designee. Total Delaware, Inc. will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 20, 2020, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2019 (the “Total 2019 Annual Report”) regarding activities during 2019 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 4, 2020 and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the Total 2019 Annual Report.

Departure of Directors or Certain Officers
In accordance with applicable SEC rules, the following is intended to satisfy the Company’s Item 5.02(a) Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.
On July 31, 2020, Eric Festa, a member of the Board of Directors of the Company, resigned as a director of the Company. Mr. Festa’s resignation was not the result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices. Mr. Festa was appointed as a director on December 5, 2018 pursuant to the terms of the previously disclosed Voting Agreement, dated as of January 3, 2017, by and among the Company (then known as Magellan Petroleum Corporation), Tellurian Investments LLC (then known as Tellurian Investments Inc.), Total Delaware, Inc., Charif Souki, the Souki Family 2016 Trust, and Martin Houston (the “Voting Agreement”). Mr. Festa will continue to serve as Total’s primary point of contact with regard to the Driftwood Project. Total retains the right under the Voting Agreement to appoint a director to the Company’s Board of Directors.
Compensatory Arrangements of Certain Officers
In accordance with applicable SEC rules, the following is intended to satisfy the Company’s Item 5.02(e) Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.
On August 4, 2020, upon the recommendation of the Compensation Committee of Tellurian’s Board of Directors, the Board approved the issuance of restricted stock units and performance-based retention incentive awards to the Company’s named executive officers other than the Chief Executive Officer in the amounts set forth below in order to encourage and incentivize such officers’ continued service and retention.

Name and principal position	Restricted stock units (1)	Performance-based retention incentive awards (2)
R. Keith Teague	206,611	$—
L. Kian Granmayeh	—	$400,000
Daniel A. Belhumeur	206,611	$450,000
Khaled A. Sharafeldin	239,669	$325,000

(1) Each restricted stock unit represents a contingent right to receive on or within thirty days after vesting one share of Tellurian common stock, cash of equal value, or a combination of both. The restricted stock units were granted under the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan and vest in twelve substantially equal monthly installments beginning on September 1, 2020.

(2) Subject to the applicable named executive officer’s continued employment or other service to Tellurian or its subsidiaries, the performance-based retention incentive awards (i) provide such officer with the opportunity to earn up to the amount set forth above and (ii) vest according to certain vesting dates and stock price performance criteria set forth in the applicable award agreement. Amounts in respect of performance-based retention incentive awards must be paid in cash (or in the Company’s sole discretion, in shares of Tellurian common stock (i) having an equivalent fair market value on the applicable date of payment and (ii) issued under a stockholder-approved equity compensation plan) within 30 days after the applicable vesting date.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1‡
Engagement Letter/Capital Formation Agreement, dated as of April 1, 2020, by and between Tellurian Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

1.2
Placement Agency Agreement, dated as of July 22, 2020, by and between Tellurian Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 22, 2020)

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2020)

4.1
Indenture, dated as of April 29, 2020, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to Senior Unsecured Note due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

4.2
Senior Unsecured Note due 2021, dated as of April 29, 2020, issued to High Trail Investments SA LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

4.3
Warrant to Purchase Common Stock, dated as of April 29, 2020, issued to High Trail Investments SA LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

4.4
Warrant to Purchase Common Stock, dated as of April 29, 2020, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

4.5
Amended and Restated Common Stock Purchase Warrant, dated as of April 29, 2020, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

10.1‡
Securities Purchase Agreement, dated as of April 28, 2020, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.2‡
Third Amendment to Credit and Guaranty Agreement, dated as of April 28, 2020, by and among Driftwood Holdings LLC, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.3
Form of Voting Agreement, dated as of April 29, 2020, by and between the Company and each of Charif Souki, Martin Houston, Meg Gentle and R. Keith Teague (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

10.4
Form of Securities Purchase Agreement, dated as of July 22, 2020, by and between Tellurian Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2020)

10.5†*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees) (Time-Based Vesting)
10.6†*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees) (Milestone-Based Vesting)
10.7†*	Form of Performance-based Retention Incentive Award Agreement
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	August 5, 2020	By:	/s/ Kian Granmayeh
Kian Granmayeh
Executive Vice President & Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	August 5, 2020	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.