Form 10-Q
period 2020-09-30
TELLURIAN INC. /DE/
filed 2020-11-06
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Yes ☐ No ☒
    As of October 30, 2020, there were 330,464,366 shares of common stock, $0.01 par value, issued and outstanding.
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
DEFINITIONS
    To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

ASU	Accounting Standards Update
Bcf	Billion cubic feet of natural gas
Bcf/d	Bcf per day
DD&A	Depreciation, depletion and amortization
DES	Delivered ex-ship
DFC	Deferred financing costs
EPC	Engineering, procurement and construction
FASB	Financial Accounting Standards Board
FID	Final investment decision as it pertains to the Driftwood Project
GAAP	Generally accepted accounting principles in the U.S.
JKM	Platts Japan Korea Marker index price for LNG
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
MMBtu	Million British thermal units
Mtpa	Million tonnes per annum
Nasdaq	Nasdaq Capital Market
OTC	Over-the-counter
SEC	U.S. Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$77,947	$64,615
Accounts receivable	3,015	5,006
Accounts receivable due from related parties	1,316	1,316
Prepaid expenses and other current assets	1,182	11,298
Total current assets	83,460	82,235
Property, plant and equipment, net	62,932	153,040
Deferred engineering costs	110,499	106,425
Non-current restricted cash	3,441	3,867
Other non-current assets	32,980	36,755
Total assets	$293,312	$382,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,617	$21,048
Accounts payable due to related parties (Note 7)	1,360	—
Accrued and other liabilities	35,450	33,003
Borrowings	80,774	78,528
Total current liabilities	142,201	132,579
Long-term liabilities:
Borrowings	37,659	58,121
Other non-current liabilities	26,811	25,337
Total long-term liabilities	64,470	83,458

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 and 400,000,000 authorized, respectively: 326,131,890 and 242,207,522 shares outstanding, respectively	3,036	2,211
Additional paid-in capital	888,216	769,639
Accumulated deficit	(804,672)	(605,626)
Total stockholders’ equity	86,641	166,285
Total liabilities and stockholders’ equity	$293,312	$382,322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Natural gas sales	$7,272	$9,344	$21,818	$19,637
LNG sales	6,993	—	6,993	—
Total revenue	14,265	9,344	28,811	19,637

Operating costs and expenses:
Cost of sales	9,241	2,241	14,529	4,594
Development expenses	5,799	15,685	26,105	46,238
Depreciation, depletion and amortization	3,474	7,409	14,301	13,988
General and administrative expenses	10,734	22,369	43,342	67,825
Impairment charges	—	—	81,065	—
Severance and reorganization charges	—	—	6,359	—
Related party charges (Note 7)	—	—	7,357	—
Total operating costs and expenses	29,248	47,704	193,058	132,645
Loss from operations	(14,983)	(38,360)	(164,247)	(113,008)
Interest expense, net	(15,973)	(6,079)	(33,564)	(10,065)
Other income (expense), net	1,490	4,832	(1,235)	8,847
Loss before income taxes	(29,466)	(39,607)	(199,046)	(114,226)
Income tax	—	—	—	—
Net loss	$(29,466)	$(39,607)	$(199,046)	$(114,226)
Net loss per common share(1):
Basic and diluted	$(0.10)	$(0.18)	$(0.79)	$(0.52)
Weighted-average shares outstanding:
Basic and diluted	291,409	218,780	252,825	218,457

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total shareholders’ equity, beginning balance	$75,913	$241,656	$166,285	$297,934

Preferred stock	61	61	61	61

Common stock:
Beginning balance	2,627	2,210	2,211	2,195
Common stock issuance	371	—	567	—
Share-based compensation, net(1)	23	—	33	15
Severance and reorganization charges	15	—	22	—
Settlement of Final Payment Fee (Note 9)	—		110	—
Borrowings principal repayment (Note 9)	—		93	—
Ending balance	3,036	2,210	3,036	2,210

Additional paid-in capital:
Beginning balance	848,431	767,863	769,639	749,537
Common stock issuance	34,483	—	70,327	—
Share-based compensation, net(1)	3,299	741	5,619	15,222
Severance and reorganization charges	1,890	—	2,667	—
Share-based payments	113	162	337	707
Settlement of Final Payment Fee (Note 9)	—	—	9,036	—
Warrants issued in connection with Borrowings (Note 11)	—	—	16,896	3,300
Borrowings principal repayment (Note 9)	—	—	13,695	—
Ending balance	888,216	768,766	888,216	768,766

Accumulated deficit:
Beginning balance	(775,206)	(528,478)	(605,626)	(453,859)
Net loss	(29,466)	(39,607)	(199,046)	(114,226)
Ending balance	(804,672)	(568,085)	(804,672)	(568,085)

Total shareholders’ equity, ending balance	$86,641	$202,952	$86,641	$202,952

(1) Includes settlement of 2019 and 2018 bonuses that were accrued for in 2019 and 2018, respectively.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(199,046)	$(114,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	14,301	13,988
Amortization of debt issuance costs, discounts and fees	22,467	6,674
Share-based compensation	2,184	3,526
Severance and reorganization charges	2,689	—
Share-based payments	338	707
Interest elected to be paid-in-kind	2,431	—
Gain on sale of assets	—	(2,831)
Gain on financial instruments not designated as hedges	4,624	(3,497)
Impairment charges	81,065	—
Other	485	(1,538)
Net changes in working capital (Note 16)	11,728	10,516
Net cash used in operating activities	(56,734)	(86,681)

Cash flows from investing activities:
Development of natural gas properties	(389)	(45,046)
Proceeds from sale of assets	—	6,156
Deferred engineering costs	—	(25,997)
Purchase of property, plant and equipment	—	(2,732)
Net cash used in investing activities	(389)	(67,619)

Cash flows from financing activities:
Proceeds from common stock issuances	73,986	—
Equity issuances cost	(3,091)	—
Borrowing proceeds	50,000	75,000
Borrowing issuance costs	(2,612)	(2,246)
Borrowing principal repayments	(45,600)	—
Tax payments for net share settlement of equity awards (Note 16)	(878)	(6,686)
Payments of finance lease principal	(1,776)	—
Net cash provided by financing activities	70,029	66,068

Net (decrease) increase in cash, cash equivalents and restricted cash	12,906	(88,232)
Cash, cash equivalents and restricted cash, beginning of period	68,482	183,589
Cash, cash equivalents and restricted cash, end of period	$81,388	$95,357
Supplementary disclosure of cash flow information:
Interest paid	$7,956	$5,479

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
Nature of Operations
    We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian is developing a portfolio of natural gas production, LNG marketing, and infrastructure assets, including a LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana. Tellurian plans to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” The Driftwood terminal, the Pipeline Network and certain natural gas production assets are collectively referred to as the “Driftwood Project”.
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
Liquidity
Our Condensed Consolidated Financial Statements were prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Condensed Consolidated Financial Statements, we have generated losses and negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues or other sources of liquidity that are sufficient to cover our future operating costs and obligations as they become due during the twelve months following the issuance of the financial statements.
We are planning to generate proceeds from various potential financing transactions, such as utilizing our at-the-market program, equity issuances, equity-linked and debt securities or similar transactions, and have determined that it is probable that such proceeds will satisfy our obligations and fund our working capital needs for at least twelve months following the issuance of the financial statements.
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
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
    The components of prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$1,013	$1,234
Deposits	111	364
Tradable equity securities	—	5,069
Derivative asset (Note 6)	—	3,121
Other current assets	58	1,510
Total prepaid expenses and other current assets	$1,182	$11,298

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is comprised of fixed assets, proved oil and natural gas properties and finance leases, as shown below (in thousands):

	September 30, 2020	December 31, 2019
Land	$13,808	$13,808
Proved properties	61,384	142,494
Wells in progress	—	57
Corporate and other	3,477	5,285
Total property, plant and equipment at cost	78,669	161,644
Accumulated DD&A	(35,856)	(22,041)
Right of use asset — finance leases (Note 15)	20,119	13,437
Total property, plant and equipment, net	$62,932	$153,040
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
To determine whether impairment had occurred, we compared the estimated expected undiscounted future cash flows from our natural gas properties to the carrying values of those properties. The estimated future cash flows used in the recoverability test are based on proved and, if determined reasonable by management, risk-adjusted probable and possible reserves and assumptions generally consistent with those used by us for internal planning and budgeting purposes. These include, among other things, the intended use of the asset, anticipated production from reserves, future market prices of natural gas adjusted for basis differentials, and future operating costs. Proved properties that have carrying amounts in excess of estimated future undiscounted cash flows are written down to fair value.
During the second quarter of 2020, we recognized an impairment charge of approximately $81.1 million primarily associated with our assets located in northern Louisiana. The impairment was recorded as a reduction to the assets’ carrying values to their estimated fair values of approximately $28.7 million. The estimated fair value of the impaired assets, as determined as of June 30, 2020, was based on significant inputs that are not observable in the market and, as such, are considered a Level 3 fair value measurement. Key assumptions included in the calculation of the fair value included values for the following: (i) reserves; (ii) future commodity prices and (iii) future operating and development costs.
NOTE 4 — DEFERRED ENGINEERING COSTS
    As of September 30, 2020, the deferred engineering balance of approximately $110.5 million represents detailed engineering services related to the planned construction of the Driftwood terminal. This balance will be transferred to construction in progress upon reaching FID.
NOTE 5 — OTHER NON-CURRENT ASSETS
    Other non-current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Land lease and purchase options	$3,656	$4,320
Permitting costs	13,092	12,838
Right of use asset — operating leases (Note 15)	12,290	15,832
Other	3,942	3,765
Total other non-current assets	$32,980	$36,755

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Land Lease and Purchase Options
    We hold lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage. Upon exercise of the Options, the respective leases will be subject to maximum terms of 50 years, inclusive of various renewals which are at our sole discretion. Costs of the Options will be amortized over the life of the lease once obtained, or capitalized into the land if purchased.
Permitting Costs
    Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2017 and 2018. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which require us to mitigate the potential impact to Louisiana wetlands that might be caused by the construction of the Driftwood Project. In May 2019, we received the USACE permit. The permitting costs will be transferred to construction in progress upon reaching FID.
NOTE 6 — FINANCIAL INSTRUMENTS
    As discussed in Note 9, Borrowings, as part of entering into the senior secured term loan credit agreement in 2018, we are required to enter into and maintain certain hedging transactions. As a result, we use derivative financial instruments, namely OTC commodity swap instruments (“commodity swaps”), to maintain compliance with this covenant. We do not hold or issue derivative financial instruments for trading purposes.
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
    The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. The Company can net settle its derivative instruments at any time. As of September 30, 2020, we had a current liability of $1.1 million, net, with respect to the fair value of the current portion of our commodity swaps. The current liability is classified within Accrued and other liabilities on the Condensed Consolidated Balance Sheets.
    We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, we recognized a realized gain of $1.0 million and $4.8 million, respectively, as well as an unrealized loss of $2.9 million and $4.6 million, respectively, related to the changes in fair value of the commodity swaps in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of commodity derivative instruments are reported as a component of cash flows from operations in the Condensed Consolidated Statements of Cash Flows.
    With respect to the commodity swaps, the Company hedged 4.8 Bcf of its fixed price and basis exposure, which represents a portion of its expected sales of equity production as of September 30, 2020. The open positions at September 30, 2020 had maturities extending through September 2021. For additional details, refer to Note 9, Borrowings.
NOTE 7 — RELATED PARTY TRANSACTIONS
In conjunction with the dismissal of the litigation disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we agreed to reimburse the Vice-Chairman of our Board of Directors, Martin Houston, for reasonable attorneys’ fees and expenses he incurred during the litigation. As of September 30, 2020, we have paid approximately $5.1 million to third parties to settle outstanding amounts incurred by Mr. Houston for reasonable attorneys’ fees and expenses. We have also agreed to pay Mr. Houston approximately $2.3 million for other expenses he incurred in connection with the litigation. As of September 30, 2020, a balance of approximately $1.4 million remained owed to Mr. Houston and has been classified within Accounts payable due to related parties on the Condensed Consolidated Balance Sheets.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 8 — ACCRUED AND OTHER LIABILITIES
    The components of accrued and other liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Project development activities	$2,411	$3,851
Payroll and compensation	22,822	18,773
Accrued taxes	1,169	1,018
Professional services (e.g., legal, audit)	1,019	2,906
Warrant liabilities (Note 11)	3,333	—
Lease liabilities (Note 15)	1,902	3,729
Other	2,794	2,726
Total accrued and other liabilities	$35,450	$33,003
NOTE 9 — BORROWINGS
    The following tables summarize the Company’s borrowings as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020
	Principal repayment obligation (1)	Unamortized DFC and discounts	Carrying value
2020 Unsecured Note	$29,500	$(7,652)	$21,848
2019 Term Loan, due March 2022 (2)	43,331	(5,672)	37,659
2018 Term Loan, due September 2021	60,000	(1,074)	58,926
Total borrowings	$132,831	$(14,398)	$118,433

	December 31, 2019
	Principal repayment obligation and other fees (3)	Unamortized DFC and discounts	Carrying value
2019 Term Loan, due March 2022 (2)	$84,955	$(6,427)	$78,528
2018 Term Loan, due September 2021	60,000	(1,879)	58,121
Total borrowings	$144,955	$(8,306)	$136,649

(1) Includes paid-in-kind interest on the 2019 Term Loan of $2.4 million.
(2) Maturity date amended as part of the Fourth Amendment to the 2019 Term Loan.
(3) Includes paid-in-kind interest on the 2019 Term Loan of $1.8 million as well as a final payment fee equal to 20% of the principal amount less financing costs and cash interest amounts paid.
2020 Unsecured Note
    On April 29, 2020, we issued a zero coupon $56.0 million face amount senior unsecured note (the “2020 Unsecured Note”) to an unrelated third party. Net proceeds raised from the 2020 Unsecured Note were approximately $47.4 million, after deducting approximately $2.6 million in fees and $6.0 million in original issue discount. The 2020 Unsecured Note requires it to be repaid in installments on the first day of every month and these repayments began on June 1, 2020. As of September 30, 2020, we had repaid $26.5 million of the 2020 Unsecured Note and the remaining repayments are scheduled as follows (in thousands):

Period	Periodic Amount	Total Amount
October 1, 2020	$5,000	$5,000
November 1, 2020	4,500	4,500
December 1, 2020 – April 1, 2021	4,000	20,000
Total remaining amortization payments		$29,500

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The 2020 Unsecured Note contains certain cash sweep provisions requiring that a portion of the proceeds from certain of our equity offerings and convertible securities offerings be used to repay the outstanding principal balance through additional amortization payments. Due to the amount of proceeds generated from the sale of our common stock under our at-the-market program in June 2020, as well as the equity offering completed on July 24, 2020, these cash sweep provisions were triggered on July 1, 2020 and August 3, 2020, requiring us to make the maximum amount of additional amortization payments for a total of $8.0 million in additional repayments of the outstanding principal balance. As a result of these additional repayments, the final payment associated with the 2020 Unsecured Note is scheduled to occur on April 1, 2021 instead of June 1, 2021 as originally scheduled. For more information about the transactions that triggered the cash sweep provisions, see Note 11, Stockholders’ Equity.
In conjunction with the 2020 Unsecured Note, we issued to the lender a warrant to purchase 20.0 million shares of our common stock (the “Unsecured Warrant”). The fair value of the Unsecured Warrant of approximately $16.1 million has been recognized as an original issue discount to the 2020 Unsecured Note. For more information about the Unsecured Warrant, see Note 11, Stockholders’ Equity.
The lender may require us to repurchase the 2020 Unsecured Note upon a Fundamental Change (as defined in the 2020 Unsecured Note) or an event of default at 105% and 115%, respectively, of the remaining outstanding principal balance. If an event of default occurs which cannot be cured within certain time periods, we have the right to pay in cash. However, to the extent that we do not pay in cash, the lender will have the right to convert the outstanding face amount into shares of our common stock based on a formula defined in the 2020 Unsecured Note. We may prepay the 2020 Unsecured Note in whole or in part from time to time without premium or penalty.
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
    Upon entering into the Second Amendment, we repaid $2.0 million of the outstanding principal balance and issued 11,019,298 shares of our common stock in exchange for cancellation of the Final Payment Fee and all accrued paid-in-kind interest through March 22, 2020.
The Second Amendment was accounted for as a debt modification with no gain or loss recognized, and differences in fair value for amounts settled or paid were capitalized as part of the 2019 Term Loan debt issuance discount. The Second Amendment resulted in an increase of approximately $0.9 million in the debt issuance discount associated with the 2019 Term Loan.
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
In conjunction with the Third Amendment, we issued to the lender a common stock purchase warrant (the “Third Amendment Warrant”). The fair value of the Third Amendment Warrant of approximately $5.7 million was recognized as an original issue discount to the 2019 Term Loan.
On September 21, 2020, Driftwood Holdings entered into a fourth amendment (the “Fourth Amendment”) to the 2019 Term Loan. The Fourth Amendment extended the maturity date of the 2019 Term Loan from November 23, 2021 to March 23, 2022. In conjunction with the Fourth Amendment, we repaid $12.0 million of the outstanding principal balance.
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
Our use of proceeds from the 2018 Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself. At September 30, 2020, unused proceeds from the 2018 Term Loan totaled $3.4 million and were classified as Non-current restricted cash on our Condensed Consolidated Balance Sheets.
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
Covenant Compliance
As of September 30, 2020, the Company was in compliance with all covenants under its credit agreements. Refer to Note 6, Financial Instruments, for details of hedging transactions, as of and for the period ended September 30, 2020, entered into as required by the 2018 Term Loan described above.
Fair Value
    As of September 30, 2020, the fair value of the 2020 Unsecured Note, on a discounted cash flow basis, was approximately $28.7 million as the 2020 Unsecured Note effective interest rate was higher than current market levels. As of September 30, 2020, the fair value of the 2019 Term Loan, on a discounted cash flow basis, was approximately $45.9 million as the 2019 Term Loan effective interest rate was higher than current market levels. As of September 30, 2020, the fair value of the 2018 Term Loan, on a discounted cash flow basis, was approximately $58.4 million as the 2018 Term Loan effective interest rate was higher than current market levels. The 2020 Unsecured Note, 2019 Term Loan and 2018 Term Loan represent Level 3 instruments in the fair value hierarchy.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 11 — STOCKHOLDERS’ EQUITY
Common Stock Issuances
    On February 11, 2020, we sold 2,114,591 shares of our common stock in a registered direct offering at a price of $6.36 per share. Net proceeds from this offering, after deducting fees and expenses, were approximately $13.1 million. Additionally, on July 24, 2020, we completed a registered direct offering pursuant to which we sold 35,000,000 shares of our common stock at an offering price of $1.00 per share. Net proceeds from this transaction were approximately $32.8 million.
At-the-Market Program
    We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq. For the nine months ended September 30, 2020, we issued 19,558,548 shares of our common stock under our at-the-market program for net proceeds of approximately $25.0 million. As of September 30, 2020, we had remaining availability under the at-the-market program to raise aggregate gross sales proceeds of up to approximately $363.5 million. See Note 17, Subsequent Events, for further information.
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
2019 Term Loan
As discussed in Note 9, Borrowings, we have entered into four amendments to the 2019 Term Loan. Pursuant to the Second Amendment, we replaced the previously issued Original Warrant, which provided the lender with the right to purchase up to 1.5 million shares of our common stock at $10.00 per share with the Replacement Warrant, which provides the lender with the right to purchase 9.0 million shares of our common stock at $1.00 per share. Pursuant to the Third Amendment, we issued the Third Amendment Warrant which provides the lender with the right to purchase approximately 4.7 million shares of our common stock at $1.542 per share. The Third Amendment Warrant expires five years after the date of the Third Amendment. Half of the Third Amendment Warrant vested immediately, but may not be exercised until October 29, 2020, and the remaining half will vest, and become exercisable, on October 29, 2020.
The aggregate number of unvested shares of our common stock provided to the lender under the Replacement Warrant and the Third Amendment Warrant will be reduced proportionately as a result of any partial repayment of the 2019 Term Loan principal and, in the event the outstanding balance of the 2019 Term Loan is repaid in full, any unvested tranches will be canceled as of the date of such repayment. As of September 30, 2020, the aggregate number of unvested shares of our common stock provided to the lender under the Replacement Warrant and the Third Amendment Warrant has been reduced by approximately 2.0 million shares due to partial repayments of the outstanding principal balance.
The Replacement Warrant expires five years after the date of the Second Amendment and vests as follows (in thousands):

Vesting	Number of Shares
Immediately	3,000
March 23, 2021	1,924
June 23, 2021	1,924
Total	6,848
    The Replacement Warrant was valued using a Black-Scholes option pricing model that resulted in a fair value of approximately $3.6 million on the date of the Second Amendment. The difference between the fair values of the Original Warrant and the Replacement Warrant was an increase of approximately $0.3 million and has been classified as equity and recognized within Additional paid-in capital on our Condensed Consolidated Balance Sheets. However, as the total number of warrants was no longer fixed, approximately $2.4 million was recognized as a liability on the date of the Second Amendment. This liability is remeasured every period end while it remains unvested, and if the vesting event occurs, the applicable portion of the liability will be remeasured on said vesting date and reclassified to equity. As of September 30, 2020, we have

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
recognized approximately $2.3 million within Accrued and other liabilities on our Condensed Consolidated Balance Sheets associated with the Replacement Warrant.
The Third Amendment Warrant was valued using a Black-Scholes option pricing model that resulted in a fair value of approximately $5.7 million on the date of the Third Amendment. As only half of the Third Amendment Warrant has vested, and is therefore fixed, approximately $2.9 million has been classified as equity and recognized within Additional paid-in capital on our Condensed Consolidated Balance Sheets. The remaining approximately $2.8 million did not meet the fixed for fixed criteria for equity classification, and was recognized as a liability on the date of the Third Amendment. This liability is remeasured every period end while it remains unvested and if the vesting event occurs, the applicable portion of the liability will be remeasured on said vesting date and reclassified to equity. As of September 30, 2020, we have recognized approximately $1.1 million within Accrued and other liabilities on our Condensed Consolidated Balance Sheets associated with the Third Amendment Warrant.
For the three and nine months ended September 30, 2020, we recognized an unrealized gain of approximately $3.7 million and $1.7 million, respectively, within Other income, net, on our Condensed Consolidated Income Statement due to the remeasurement of the unvested portion of the Replacement Warrant and the Third Amendment Warrant.
Preferred Stock
    In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel Oil, Gas and Chemicals, Inc., a Delaware corporation, pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”).
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
NOTE 12 — SEVERANCE AND REORGANIZATION
    We implemented a cost reduction and reorganization plan during the first quarter of 2020 due to the sharp decline in oil and natural gas prices as well as the negative economic effects of the COVID-19 pandemic. We have satisfied all amounts owed to former employees as of September 30, 2020 and incurred approximately $6.4 million of severance and reorganization charges during the nine months ended September 30, 2020 due to reductions in workforce. The charges are presented within the caption Severance and reorganization charges on our Condensed Consolidated Statement of Operations.
NOTE 13 — SHARE-BASED COMPENSATION
We have granted restricted stock and restricted stock units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, directors and outside consultants (collectively, the “grantees”) under the Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, as amended (the “2016 Plan”), and the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (the “Legacy Plan”). The maximum number of shares of Tellurian common stock authorized for issuance under the 2016 Plan is 40 million shares of common stock, and no further awards can be granted under the Legacy Plan.
    Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of September 30, 2020, there was no Restricted Stock that would be required to be settled in cash.
As of September 30, 2020, we had approximately 28.3 million shares of performance-based Restricted Stock outstanding, of which approximately 19.4 million shares will vest entirely at FID, as defined in the award agreements, and approximately 8.2 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.7 million shares, will vest based on other criteria. As of September 30, 2020, no expense had been recognized in connection with performance-based Restricted Stock.
    As of September 30, 2020, we had approximately 8.4 million shares of time-based Restricted Stock outstanding. They primarily represent the settlement of the 2019 employee bonuses, which were included in our accrued liabilities balance as of December 31, 2019, and will vest in their entirety during 2021.
    For the three and nine months ended September 30, 2020, the recognized share-based compensation expenses related to all share-based awards totaled approximately $0.9 million and $2.2 million, respectively. As of September 30, 2020,

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $196.0 million. Further, the approximately 36.7 million shares of performance-based and time-based Restricted Stock, as well as approximately 1.4 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 14 — INCOME TAXES
    Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2020 and December 31, 2019. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and nine months ended September 30, 2020.
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
NOTE 15 — LEASES
Finance Leases
    Our land leases are classified as financing leases and include one or more options to extend the lease term for up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be exercised, and that our termination rights will not be exercised, and we have, therefore, included those assumptions within our right of use assets and corresponding lease liabilities. As of September 30, 2020, the weighted-average remaining lease term for our financing leases was approximately fifty years. As none of our finance leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at September 30, 2020, was approximately 13%.
    As of September 30, 2020, our financing leases had a corresponding right of use asset of approximately $20.1 million, which is recognized within Property, plant and equipment, net, and a total lease liability of approximately $13.5 million, which is recognized in Other non-current liabilities. For the three and nine months ended September 30, 2020, our finance lease costs, which are associated with the interest on our lease liabilities, were approximately $0.5 million and $1.2 million, respectively, of which approximately $0.2 million has been paid as of September 30, 2020. For the three and nine months ended September 30, 2020, we paid approximately $0.2 million and $1.8 million, respectively, in cash for amounts included in the measurement of finance lease liabilities, all of which are presented within the finance section of our cash flows.
Operating Leases
    Our office space leases are classified as operating leases and include one or more options to extend the lease term up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As of September 30, 2020, our weighted-average remaining lease term for our operating leases was approximately six years. As none of our operating leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at September 30, 2020, was approximately 8%.
    As of September 30, 2020, our operating leases had a corresponding right of use asset of approximately $12.3 million which is recognized within Other non-current assets and a total lease liability of approximately $14.1 million which is recognized within Accrued and other liabilities (approximately $1.9 million) and Other non-current liabilities (approximately $12.2 million). For the three and nine months ended September 30, 2020 and 2019, our operating lease costs were $0.7 million and $0.9 million, respectively, and $2.1 million and $2.7 million, respectively. For the three and nine months ended September 30, 2020 and 2019, we paid approximately $0.7 million and $0.9 million, respectively, and $2.1 million, and $2.3 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
    The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of September 30, 2020 (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Maturity of lease liability	Operating	Finance
2020	$737	$456
2021	2,969	1,826
2022	3,006	1,826
2023	3,044	1,826
2024	3,081	1,826
After 2024	4,980	84,193
Total lease payments	$17,817	$91,953
Less: discount	3,703	78,443
Present value of lease liability	$14,114	$13,510
NOTE 16 — ADDITIONAL CASH FLOW INFORMATION

    The following table provides information regarding the net changes in working capital (in thousands):

	Nine Months Ended September 30,
	2020	2019
Accounts receivable	$1,991	$(3,374)
Prepaid expenses and other current assets	6,995	1,653
Accounts payable	(25)	(4,192)
Accounts payable due to related parties (Note 7)	1,360	—
Accrued liabilities	3,155	18,379
Other, net	(1,748)	(1,950)
Net changes in working capital	$11,728	$10,516
    The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Non-cash accruals of property, plant and equipment and other non-current assets	$7,955	$7,875
Non-cash settlement of Final Payment Fee (Note 9)	8,539	—
Future proceeds from sale of Magellan Petroleum UK	—	4,940
Tradable equity securities	—	3,705
Non-cash settlement of withholding taxes associated with the 2019 and 2018 bonus and vesting of certain awards, respectively	878	6,686
Non-cash settlement of the 2019 and 2018 bonus, respectively	4,344	18,396
    The statement of cash flows for the nine months ended September 30, 2020, reflects approximately $78.5 million and $2.1 million in non-cash movements related to the 2019 Term Loan and the Replacement Warrant, respectively.
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$77,947	$91,057
Non-current restricted cash	3,441	4,300
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$81,388	$95,357
NOTE 17 — SUBSEQUENT EVENTS
At-the-Market Program

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Subsequent to September 30, 2020, and through the date of this filing, we issued 3,649,704 shares of common stock under our at-the-market equity offering program for total proceeds of approximately $3.2 million, net of approximately $0.1 million in fees and commissions. As of October 30, 2020, we have remaining capacity under our at-the-market program to raise aggregate gross sales proceeds of approximately $360.2 million.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
    The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Off-Balance Sheet Arrangements
•Recent Accounting Standards
Our Business
    Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and certain natural gas production assets collectively as the “Driftwood Project”. Our upstream properties consist of 10,067 net acres and 71 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
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
We continue to evaluate, and discuss with potential partners, the scope and other aspects of the Driftwood Project in light of the evolving economic environment, investor needs and other factors. As a result of these discussions, we are evaluating certain potential changes to the project that, among other things, could significantly reduce the overall cost of Phase 1 of the project. Whether we implement changes to the project will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and investor feedback.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview of Significant Events
Second, Third and Fourth Amendments to the 2019 Term Loan
    On March 23, 2020, Driftwood Holdings LP (formerly known as Driftwood Holdings LLC), a Delaware limited partnership and an indirect wholly owned subsidiary of Tellurian Inc., entered into the second amendment (the “Second Amendment”) to the 2019 Term Loan. The outstanding principal amount as of the Second Amendment date was $75.0 million. The Second Amendment, among other things, made the following changes to the 2019 Term Loan:
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
On September 21, 2020, Driftwood Holdings entered into a fourth amendment (the “Fourth Amendment”) to the 2019 Term Loan. The Fourth Amendment extended the maturity date of the 2019 Term Loan from November 23, 2021 to March 23, 2022. In conjunction with the Fourth Amendment, we repaid $12.0 million of the outstanding principal.
As a result of the principal repayments associated the Third and Fourth Amendments, the aggregate number of shares of our common stock issuable under the warrants held by the lender were reduced by approximately 2.0 million. For further information regarding the remaining warrants, see Note 11, Stockholders’ Equity, of our Notes to the Condensed Consolidated Financial Statements.
2020 Unsecured Note
    On April 29, 2020, we issued a zero coupon $56.0 million senior unsecured note (the “2020 Unsecured Note”) to a third party, raising proceeds of approximately $47.4 million, net of approximately $2.6 million in fees. We also issued the lender a warrant to purchase 20.0 million shares of our common stock at a strike price of $1.542 per share. The 2020 Unsecured Note is subject to certain cash sweep provisions and a portion of the 2020 Unsecured Note must be paid on the first day of every month, beginning on June 1, 2020. Due to the amount of proceeds generated from the sale of our common stock under our at-the-market program in June 2020, as well as the equity offering completed on July 24, 2020, these cash sweep provisions were triggered on July 1, 2020 and August 3, 2020, requiring us to make a total of $8.0 million in additional repayments of the outstanding principal balance. As a result of these additional repayments, the final payment associated with the 2020 Unsecured Note is scheduled to occur on April 1, 2021 instead of June 1, 2021 as originally scheduled.
Equity Offering
On July 24, 2020, we completed a registered direct offering pursuant to which we sold an aggregate of 35,000,000 million shares of our common stock at an offering price of $1.00 per share. Net proceeds from the transaction were approximately $32.8 million.
LNG Marketing
In July 2020, we purchased the first cargo of LNG pursuant to the master LNG sale and purchase agreement entered into on April 23, 2019. This cargo was subsequently sold to an unrelated third party resulting in revenue of approximately $7.0 million.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Restructuring
In March 2020, we implemented a cost reduction and reorganization plan (the “Reorganization Plan”) and incurred approximately $6.4 million of severance and reorganization charges due to a reduction in workforce. The Reorganization Plan has been implemented due to the sharp decline in oil and natural gas prices as well as the growing negative economic effects of the COVID-19 pandemic. We have satisfied all amounts owed to former employees.
Liquidity and Capital Resources
Capital Resources
    We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand as well as proceeds from various potential financing transactions, such as utilizing our at-the-market program, equity issuances, equity-linked and debt securities or similar transactions. Our current capital resources consist of approximately $77.9 million of cash and cash equivalents as of September 30, 2020, on a consolidated basis, of which approximately $44.6 million is maintained at a wholly owned subsidiary of Tellurian Production Holdings LLC. We have the ability to raise funds through common or preferred stock issuances, debt financings, an at-the-market equity offering program or the sale of assets. We currently maintain our at-the-market equity offering program under which, as of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $360.2 million. Since January 1, 2020, and through the date of this filing, we have sold approximately 23.2 million shares of common stock under our at-the-market program for total proceeds of approximately $28.2 million, net of approximately $0.9 million in fees and commissions.
Sources and Uses of Cash
    The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Nine Months Ended September 30,

	2020	2019
Cash used in operating activities	$(56,734)	$(86,681)
Cash used in investing activities	(389)	(67,619)
Cash provided by financing activities	70,029	66,068

Net increase (decrease) in cash, cash equivalents and restricted cash	12,906	(88,232)
Cash, cash equivalents and restricted cash, beginning of the period	68,482	183,589
Cash, cash equivalents and restricted cash, end of the period	$81,388	$95,357

Net working (deficit) capital	$(58,741)	$(5,047)
    Cash used in operating activities for the nine months ended September 30, 2020 decreased by approximately $29.9 million compared to the same period in 2019 due to an overall decrease in disbursements in the normal course of business.
    Cash used in investing activities for the nine months ended September 30, 2020 decreased by approximately $67.2 million compared to the same period in 2019. This decrease is predominantly driven by decreased natural gas development activities.
    Cash provided by financing activities for the nine months ended September 30, 2020 increased by approximately $4.0 million compared to the same period in 2019. This increase primarily relates to common stock issuances that raised net proceeds of approximately $70.9 million and the absence of approximately $5.8 million in net settlement transactions on employee equity awards. These increases were primarily offset by approximately $45.6 million in principal repayments of our borrowings as well as an overall decrease in borrowings of $25.0 million. See Note 9, Borrowings, of our Notes to the Condensed Consolidated Financial Statements for further information.
Borrowings
    As of September 30, 2020, we had total indebtedness of approximately $132.8 million, of which approximately $103.3 million was secured indebtedness, and we were in compliance with the covenants under all of our credit agreements. For additional details regarding our borrowing activity, refer to Note 9, Borrowings, of our Notes to the Condensed Consolidated Financial Statements.

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
    We currently estimate the total cost of the Driftwood Project to be approximately $28.9 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. We have entered into four LSTK EPC agreements totaling $15.5 billion, or $561 per tonne, with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for construction of the Driftwood terminal. The proposed Driftwood terminal will have a liquefaction capacity of approximately 27.6 Mtpa and will be situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths. In addition, the natural gas production activities we are pursuing will require considerable capital resources.
We anticipate funding our more immediate liquidity requirements relative to the detailed engineering work and other developmental and general and administrative costs through the use of cash on hand and proceeds from completed and future issuances of securities by us. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its short- and medium-term capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.
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
Results of Operations
    The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$14,265	$9,344	$28,811	$19,637
Cost of sales	9,241	2,241	14,529	4,594
Development expenses	5,799	15,685	26,105	46,238
Depreciation, depletion and amortization	3,474	7,409	14,301	13,988
General and administrative expenses	10,734	22,369	43,342	67,825
Impairment charge	—	—	81,065	—
Severance and reorganization charges	—	—	6,359	—
Related party charges	—	—	7,357	—
Loss from operations	(14,983)	(38,360)	(164,247)	(113,008)
Interest expense, net	(15,973)	(6,079)	(33,564)	(10,065)
Other income (expense), net	1,490	4,832	(1,235)	8,847
Income tax benefit	—	—	—	—
Net loss	$(29,466)	$(39,607)	$(199,046)	$(114,226)
    Our consolidated net loss was approximately $29.5 million for the three months ended September 30, 2020, compared to a net loss of approximately $39.6 million during the same period in 2019. The decrease in net loss of approximately $10.1 million is primarily a result of the following:
•Increase of approximately $4.9 million in total revenue, which is primarily attributable to the sale of an LNG cargo in the current period compared to no sales in the prior period.
•Increase of approximately $7.0 million in cost of sales, which is attributable to the costs associated with the sale of an LNG cargo.
•Decreases of approximately $11.6 million and approximately $9.9 million in general and administrative expenses and development expenses, respectively, due to an overall decrease in business activities during the quarter.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
•Decrease of approximately $3.9 million in DD&A due to the lower net book value utilized in the calculation when compared to the prior period.
•Increase of approximately $9.9 million in interest expense, net, which is primarily attributable to the amortization of the discount associated with the 2020 Unsecured Note which was absent in the prior period.
Our consolidated net loss was approximately $199.0 million for the nine months ended September 30, 2020, compared to a net loss of approximately $114.2 million during the same period in 2019. The increase in net loss of approximately $84.8 million is primarily a result of the following:
•A one-time impairment charge of $81.1 million related to our proved natural gas properties. This impairment charge was a result of depressed natural gas prices caused by the combined impact of increased production and falling demand brought about by current economic conditions. For further information regarding this impairment charge, see Note 3, Property, Plant and Equipment, of our Notes to the Condensed Consolidated Financial Statements.
•Increase of approximately $9.9 million in cost of sales primarily attributable to the costs associated with the sale of an LNG cargo.
•Charges of approximately $7.4 million in connection with related party transactions compared to zero in the prior period. For further information regarding these related party charges, see Note 7, Related Party Transactions, of our Notes to the Condensed Consolidated Financial Statements.
•Severance and reorganization charges of approximately $6.4 million were incurred during the period in connection with the Reorganization Plan. For further information regarding the Reorganization Plan, see Note 12, Severance and Reorganization, of our Notes to the Condensed Consolidated Financial Statements.
•Increase of approximately $23.5 million in interest expense, net, which is primarily attributable to both the 2019 Term Loan and 2020 Unsecured Note incurring interest charges during the current period compared to only a portion of the 2019 Term Loan incurring charges during the prior period.
    The increase in expenses above was partially offset by an increase in total revenue of approximately $9.2 million due primarily to the sale of an LNG cargo and a decrease in general and administrative expenses of approximately $24.5 million as well as an approximate $20.1 million decrease in development expenses due to an overall decrease in business activities during the period.
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
ITEM 4. CONTROLS AND PROCEDURES
    As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
    None that occurred during the three months ended September 30, 2020 that have not already been reported in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    None that occurred during the three months ended September 30, 2020.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
    Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2020, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended September 30, 2020, we did not engage in any transactions with Iran or with persons or entities related to Iran.
    Total Delaware, Inc. and TOTAL S.A. have beneficial ownership of approximately 14% of the outstanding Tellurian common stock. Total Delaware, Inc. has the right to designate for election one member of Tellurian’s Board of Directors. Total Delaware, Inc. will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 20, 2020, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2019 (the “Total 2019 Annual Report”) regarding activities during 2019 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 4, 2020 and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the Total 2019 Annual Report.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1
Placement Agency Agreement, dated as of July 22, 2020, by and between Tellurian Inc. and Roth Capital, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 22, 2020)

4.1
Second Amended and Restated Common Stock Purchase Warrant, dated as of September 21, 2020, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020)

4.2
Amended and Restated Warrant to Purchase Common Stock, dated as of September 21, 2020, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2020)

10.1
Form of Securities Purchase Agreement, dated as of July 22, 2020, by and between Tellurian Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2020)

10.2
Fourth Amendment to Credit and Guaranty Agreement, dated as of September 21, 2020, by and among Driftwood Holdings LP, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	November 6, 2020	By:	/s/ Kian Granmayeh
Kian Granmayeh
Executive Vice President & Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	November 6, 2020	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.