Form 10-K
period 2020-12-31
TELLURIAN INC. /DE/
filed 2021-02-24
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $190,985 thousand, based on the per share closing sale price of $1.15 on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, as well as certain stockholders, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
386,586,636 shares of common stock were issued and outstanding as of February 9, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the 2021 annual meeting of stockholders, to be filed within 120 days after December 31, 2020, are incorporated by reference in Part III of this annual report on Form 10-K.

Tellurian Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2020

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
•our ability to obtain additional financing as needed and the terms of financing transactions, including for the Driftwood Project;
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
•our ability to maintain compliance with our debt arrangements;
•the potential discontinuation of LIBOR;
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

PART I
ITEM 1 AND 2. OUR BUSINESS AND PROPERTIES
Overview
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and required natural gas production assets collectively as the “Driftwood Project.” Our existing natural gas production assets consist of 9,373 net acres and interests in 72 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
In connection with the implementation of our Business, we are offering partnership interests in the Driftwood Project. Partners will contribute cash in exchange for equity in the Driftwood Project and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal. We plan to retain a portion of the ownership in the Driftwood Project and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors.
We continue to evaluate, and discuss with potential partners, the scope and other aspects of the Driftwood Project in light of the evolving economic environment, needs of potential partners and other factors. Whether we implement changes to the project will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and investor feedback.
Overview of Significant Events
2019 Term Loan
On May 23, 2019, Driftwood Holdings LP, a Delaware limited partnership and an indirect wholly owned subsidiary of Tellurian Inc. (“Driftwood Holdings”), entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million, an amount that was subsequently increased to $75.0 million. In conjunction with the 2019 Term Loan, we issued to the lender a warrant to purchase approximately 1.5 million shares of our common stock at $10.00 per share. During 2020, we entered into several amendments to the 2019 Term Loan and, in connection with those amendments, we issued to the lender a total of approximately 9.3 million shares of our common stock to retire $15.0 million of principal amount of the loan, repaid $19.1 million of principal amount of the loan in cash, replaced the original warrant with a warrant to purchase 9.0 million shares of our common stock at $1.00 per share and issued to the lender a new warrant to purchase 4.7 million shares of our common stock at $1.542 per share.
As amended, (i) the maturity date of the 2019 Term Loan is March 23, 2022, (ii) amounts borrowed bear interest at 16%, with an option on our part to defer 8% per annum as paid-in-kind, (iii) interest payments are made on a monthly basis, and (iv) we are required to maintain a month-end cash balance of at least $12.0 million. Following exercises of the warrants by the lender and reductions in the number of shares purchasable under the warrants resulting from partial repayments of amounts due under the 2019 Term Loan, the warrants give the lender the right, as of February 9, 2021, to purchase approximately 3.5 million shares of our common stock for $1.00 and approximately 0.2 million shares of our common stock for $1.542.
2020 Unsecured Note
On April 29, 2020, we issued a zero coupon $56.0 million senior unsecured note (the “2020 Unsecured Note”) to a third party, raising proceeds of approximately $47.4 million, net of approximately $2.6 million in fees and $6.0 million in original issue discount. We also issued to the lender a warrant to purchase 20.0 million shares of our common stock at a strike price of $1.542 per share. The 2020 Unsecured Note is subject to certain cash sweep provisions, and a portion of the 2020 Unsecured Note must be paid on the first day of every month, beginning on June 1, 2020. Due to the amount of proceeds generated from the sale of our common stock under our at-the-market program in June 2020, as well as the equity offering completed on July 24, 2020, these cash sweep provisions were triggered on July 1, 2020 and August 3, 2020, requiring us to make a total of $8.0 million in additional repayments of the outstanding principal balance. As a result of these additional repayments, the final payment associated with the 2020 Unsecured Note is scheduled to occur on April 1, 2021 instead of June 1, 2021 as originally scheduled.
Equity Offering
On July 24, 2020, we completed a registered direct offering pursuant to which we sold an aggregate of 35.0 million shares of our common stock at an offering price of $1.00 per share. Net proceeds from the transaction were approximately $32.8 million.

LNG Marketing
In July 2020, we purchased the first cargo of LNG pursuant to the master LNG sale and purchase agreement entered into on April 23, 2019. This cargo was subsequently sold to an unrelated third party, resulting in revenue of approximately $7.0 million.
Restructuring
In March 2020, we implemented a cost reduction and reorganization plan due to the sharp decline in oil and natural gas prices as well as the growing negative economic effects of the COVID-19 pandemic. We incurred approximately $6.4 million of severance and reorganization charges due to the reduction in workforce. We have satisfied all amounts owed to former employees.
Employee Retention Plan
In July 2020, the Company’s Board of Directors approved an employee retention incentive plan (the “Employee Retention Plan”) aggregating $12.0 million. The Employee Retention Plan vests in four equal installments upon the attainment of a ten-day average closing price of the Company’s common stock above $2.25, $3.25, $4.25 and $5.25 (the “Stock Performance Targets”). Subject to continued employment, the Employee Retention Plan’s awards are payable over a period of twelve months commencing with the later of (i) the first month following the month in which the applicable Stock Performance Target is attained, and (ii) June 2021. The Employee Retention Plan will expire if the Stock Performance Targets are not attained by March 31, 2022.
Natural Gas Properties
Reserves
Our natural gas production assets, acquired in a series of transactions during 2017 and 2018, consist of 9,373 net acres and interests in 72 producing wells located in the Haynesville Shale trend of north Louisiana. For the year ended December 31, 2020, these wells had average net production of approximately 46.2 MMcf/d. All of our proved reserves as of December 31, 2020 were associated with those properties. Proved reserves are the estimated quantities of natural gas and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., costs as of the date the estimate is made). Proved reserves are categorized as either developed or undeveloped.
Our reserves as of December 31, 2020 were estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, and are set forth in the following table. Per SEC rules, NSAI based its estimates on the 12-month unweighted arithmetic average of the first-day-of-the-month price of natural gas for each month from January through December 2020. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The price used was $1.99 per MMBtu of natural gas, adjusted for energy content, transportation fees and market differentials.
The following table shows our proved reserves as of December 31, 2020:

Gas (MMcf)
Proved reserves (as of December 31, 2020):
Developed producing	26,593
Undeveloped	72,915
Total	99,508
The standardized measure of discounted future net cash flow from our proved reserves (the “standardized measure”) as of December 31, 2020 was $6.9 million.
During the year ended December 31, 2020, we did not have any material capital expenditures related to the development of our undeveloped reserves and thus did not convert any meaningful quantities from proved undeveloped to proved developed reserves. As of December 31, 2020, we do not expect to have any proved undeveloped reserves that will remain undeveloped for more than five years from the date that they were initially booked.
Refer to Supplemental Disclosures About Natural Gas Producing Activities, starting on page 58, for additional details.
Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used
Our December 31, 2020 reserve report was prepared by NSAI in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S‑X of the SEC. NSAI prepared the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provided to them. This information was reviewed by knowledgeable members of our Company for accuracy and completeness prior to submission to NSAI. A letter which identifies the professional qualifications of the individual at NSAI who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2020, has been filed as an addendum to Exhibit 99.2 to this report and is incorporated by reference herein.
Internally, a Senior Vice President is responsible for overseeing our reserves process. Our Senior Vice President has over 19 years of experience in the oil and natural gas industry, with the majority of that time in reservoir engineering and asset management. She is a graduate of Virginia Polytechnic Institute and State University with dual degrees in Chemical Engineering and French, and a graduate of the University of Houston with a Masters of Business Administration degree. During her career, she has had multiple responsibilities in technical and leadership roles, including reservoir engineering and reserves management, production engineering, planning, and asset management for multiple U.S. onshore and international projects. She is also a licensed Professional Engineer in the State of Texas.
Production
For the years ended December 31, 2020, 2019 and 2018, we produced 16,893 MMcf, 13,901 MMcf and 1,399 MMcf of natural gas at an average sales price of $1.74, $2.07 and $2.97 per MMcf, respectively. Natural gas and condensate production and operating costs for the periods ended December 31, 2020, 2019 and 2018 were $0.28, $0.25 and $1.71 per MMcfe, respectively.
Drilling Activity
The table below represents the number of net productive and dry development wells drilled during the past three years:

	For the Year Ended December 31,
	2020	2019	2018
Development wells:
Productive	—	3.1	1.4
Dry	—	—	—
We had no exploratory wells drilled during any of the periods presented.
Wells and Acreage
As of December 31, 2020, we owned working interests in 52 gross (21 net) productive natural gas wells and held by production 3,295 gross (3,026 net) developed leasehold acres. Additionally, we hold 6,765 gross (6,347 net) undeveloped leasehold acres. As of December 31, 2020, there were no in process wells.
Of the total gross and net undeveloped acreage, 246 gross and 246 net acres are not held by production, of which 136 gross and 136 net acres are set to expire in 2021. We plan to extend the terms of these leases either through operational or administrative actions.
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
Government Regulations
Our operations are and will be subject to extensive federal, state and local statutes, rules, regulations, and laws that include, but are not limited to, the NGA, the Energy Policy Act of 2005 (“EPAct 2005”), the Oil Pollution Act, the National Environmental Policy Act (“NEPA”), the Clean Air Act (the “CAA”), the Clean Water Act (the “CWA”), the Resource Conservation and Recovery Act (“RCRA”), the Pipeline Safety Improvement Act of 2002 (the “PSIA”), and the Coastal Zone Management Act (the “CZMA”). These statutes cover areas related to the authorization, construction and operation of LNG facilities, natural gas pipelines and natural gas producing properties, including discharges and releases to the air, land and water, and the handling, generation, storage and disposal of hazardous materials and solid and hazardous wastes due to the development, construction and operation of the facilities. These laws are administered and enforced by governmental agencies including but not limited to FERC, the U.S. Environmental Protection Agency (the “EPA”), DOE/FE, the U.S. Department of Transportation (“DOT”), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources. Additionally, numerous other governmental and regulatory permits and approvals will be required to build and operate our Business, including, with respect to the construction and operation of the Driftwood Project, consultations and approvals by the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Service, U.S. Department of the Interior, U.S. Fish and Wildlife Service, and U.S. Department of Homeland Security. For example, throughout the life of our liquefaction project, we will be subject to regular reporting requirements to FERC, PHMSA and other federal and state regulatory agencies regarding the operation and maintenance of our facilities.
Failure to comply with applicable federal, state, and local laws, rules, and regulations could result in substantial administrative, civil and/or criminal penalties and/or failure to secure and retain necessary authorizations.
We have received regulatory permits and approvals in connection with the Driftwood terminal and Driftwood pipeline, including the following:

Agency	Permit / Consultation	Approval Date
FERC	Section 3 and Section 7 Application - NGA	April 18, 2019
DOE	Section 3 Application - NGA	FTA countries: February 28, 2017 (3968); amended December 6, 2018 (3968-A);
amended December 18, 2020 (4641)

Non-FTA countries: May 2, 2019 (4373);
amended December 10, 2020 (4373-A);
amended December 18, 2020 (4641)
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
Concurrence received on November 22, 2016
Concurrence received on April 13, 2017
Concurrence received on March 1, 2019
The design, construction and operation of liquefaction facilities and pipelines, the export of LNG and the transportation of natural gas are highly regulated activities. In order to site, construct and operate our LNG facilities, we obtained authorizations from FERC under Section 3 and Section 7 of the NGA as well as several other material governmental and regulatory approvals and permits as detailed in the table above. In order to gain regulatory certainty with respect to certain potential commercial transactions, on November 13, 2020, Driftwood Holdings and Driftwood LNG LLC (jointly, “Driftwood”) filed a Petition with FERC requesting, among other things, a prospective limited waiver of FERC’s buy/sell prohibition as well as any other prospective waivers necessary to enable Driftwood to purchase natural gas from potentially affiliated upstream suppliers that may be resold to a different affiliate under a long-term contract for export as LNG in foreign commerce. On January 19, 2021, FERC issued an order granting a prospective limited waiver of the prohibition on buy/sell arrangements for future proposed transactions in which Driftwood enters into: (1) an agreement to purchase natural gas from a potentially affiliated supplier; or (2) an agreement to sell LNG to affiliates in foreign commerce.
Federal Energy Regulatory Commission
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
Specifically, FERC’s authority to regulate interstate natural gas pipelines includes:
•rates and charges for natural gas transportation and related services;
•the certification and construction of new facilities;
•the extension and abandonment of services and facilities;
•the maintenance of accounts and records;
•the acquisition and disposition of facilities;
•the initiation and discontinuation of services; and
•various other matters.
In addition, FERC has the authority to approve, and if necessary set, “just and reasonable rates” for the transportation or sale of natural gas in interstate commerce. Relatedly, under the NGA, our proposed pipelines will not be permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including our own affiliates.
EPAct 2005 amended the NGA to make it unlawful for any entity, including otherwise non-jurisdictional producers, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gathering or production, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. EPAct 2005 also gives FERC authority to impose civil penalties for violations of the NGA or Natural Gas Policy Act of up to $1 million per violation.
Transportation of the natural gas we produce, and the prices we pay for such transportation, will be significantly affected by the foregoing laws and regulations.
U.S. Department of Energy, Office of Fossil Energy Export License
Under the NGA, exports of natural gas to FTA countries are “deemed to be consistent with the public interest,” and authorization to export LNG to FTA countries shall be granted by the DOE/FE “without modification or delay.” FTA countries currently capable of importing LNG include but are not limited to Canada, Chile, Colombia, Jordan, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to Non-FTA countries are authorized unless the DOE/FE “finds that the proposed exportation” “will not be consistent with the public interest.” We have authorization from the DOE/FE to export

LNG in a volume up to the equivalent of 1,415.3 Bcf per year of natural gas to FTA countries for a term of 30 years and to Non-FTA countries for a term through December 31, 2050.
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
On December 27, 2020, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) of 2020 was signed into law as part of the Consolidated Appropriations Act of 2021. The legislation reauthorizes the PHMSA pipeline safety program through fiscal year 2023 and provides for advances to improve pipeline safety. The legislation includes a directive to PHMSA to update its current regulations for large-scale LNG facilities.
On January 11, 2021, PHMSA published a final rule in the Federal Register amending the Federal Pipeline Safety Regulations to reduce regulatory burdens and offer greater flexibility with respect to the construction, maintenance, and operation of gas transmission, distribution, and gathering pipeline systems, including updates to corrosion control requirements and test requirements for pressure vessels. Pipeline operators may voluntarily comply with the rule starting on the effective date of March 12, 2021, but mandatory compliance is not required until October 1, 2021. This rule is subject to review for possible modification pursuant to executive orders signed by President Biden on or shortly after January 20, 2021.
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
Other Governmental Permits, Approvals and Authorizations
The construction and operation of the Driftwood terminal and Driftwood pipeline are subject to federal permits, orders, approvals and consultations required by other federal and state agencies, including DOT, the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Service, U.S. Department of the Interior, U.S. Fish and Wildlife Service, the EPA and the U.S. Department of Homeland Security. The necessary permits required for construction have been obtained and will be maintained for the Driftwood terminal and Driftwood pipeline. Similarly, additional permits, orders, approvals and consultations will be required for the other elements of the Driftwood Project.
Three significant permits that apply to the Driftwood terminal and Driftwood pipeline are the USACE Section 404 of the CWA/Section 10 of the Rivers and Harbors Act Permit, the CAA Title V Operating Permit and the Prevention of Significant Deterioration Permit, of which the latter two permits are issued by the Louisiana Department of Environmental Quality. Each of the Driftwood terminal and Driftwood pipeline has received its permit from USACE, including a review and approval by USACE of the findings and conditions set forth in an Environmental Impact Statement and Record of Decision issued for the Driftwood terminal and Driftwood pipeline pursuant to the requirements of NEPA. The Louisiana Department of Environmental Quality has issued the Prevention of Significant Deterioration permit, which is required to commence construction of the Driftwood terminal as well as the Title V Operating Permit. These material approvals will be required for the other elements of the Driftwood Project.
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
The Biden Administration has issued a number of executive orders that direct federal agencies to take actions that may change regulations and guidance applicable to our business.
Executive Order 14008, “Tackling the Climate Crisis at Home and Abroad,” 86 FR 7619 (January 27, 2021), establishes a policy “promoting the flow of capital toward climate-aligned investments and away from high-carbon investments.” It also requires the heads of agencies to identify any fossil fuel subsidies provided by their respective agencies, and to seek to eliminate fossil fuel subsidies from the budget request for fiscal year 2022 and thereafter.
Executive Order 13990, “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” 86 FR 7037 (January 20, 2021) directs agencies to review regulations and policies adopted by the Trump Administration and to “confront the climate crisis.” It specifically directs the EPA to consider suspending, revising or rescinding certain regulations, including restrictions on emissions from the oil and gas sector. In addition, Executive Order 13990 establishes a federal inter-agency working group to recommend methods for agencies to incorporate the “social cost of carbon” into their decision making. Finally, Executive Order 13990 directs the White House Council on Environmental Quality to rescind draft guidance restricting the review of climate change issues in reviews under the NEPA and to update regulations to strengthen climate change reviews.
Regulatory Freeze Pending Review. A White House Memorandum issued on January 20, 2021, entitled “Regulatory Freeze Pending Review,” requires all federal departments and agencies to withdraw any final rules that have not yet been published, and to consider postponing the effective dates of any rules published in the Federal Register that have not yet taken effect.
NEPA. NEPA and comparable state laws and regulations require that government agencies review the environmental impacts of proposed projects. On July 16, 2020, the White House Council on Environmental Quality published a final rule to “modernize and clarify” the prior NEPA implementation regulations and to streamline environmental reviews required by NEPA (the “Revised NEPA Regulations”). The Revised NEPA Regulations set a presumptive time limit for completion of NEPA reviews and limit the scope of NEPA reviews to those effects that are reasonably foreseeable and have a reasonably close causal relationship to the proposed action or alternatives. While these changes are not likely to require amendments to the USACE permits and NEPA-related findings that were completed prior to the effective date of the final NEPA rule, the changes in the NEPA regulations may impact new permits, permit modifications and other elements of the Driftwood Project that are under development. The Revised NEPA Regulations are currently subject to legal challenges. In addition, changes to policies and regulations may occur as a result of Executive Order 13990. Therefore, the impact on the Driftwood Project of the previously Revised NEPA Regulations and new NEPA regulations and guidance will not be determinable for the foreseeable future.
CAA. The CAA and comparable state laws and regulations restrict the emission of air pollutants from many sources and impose various monitoring and reporting requirements, among other requirements. The Driftwood Project includes facilities and operations that are subject to the federal CAA and comparable state and local laws, including requirements to obtain pre-construction permits and operating permits. We may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining permits and approvals pursuant to the CAA and comparable state laws and regulations.
In August 2020, the EPA issued two final rules that revised the new source performance standards under the CAA (the “2020 CAA Revisions”) to require reductions in emissions, including methane emissions, from new and modified sources in the oil and natural gas sector. The 2020 CAA Revisions addressed certain technical issues raised in administrative petitions and included proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations. The 2020 CAA Revisions also removed all emissions sources in the compressor stations, pneumatic controllers and underground storage vessels from regulation. The rules became effective on October 13, 2020. The 2020 CAA Revisions are currently subject to legal challenges. In addition, President Biden has specifically required the EPA to review the 2020 rules for possible rescission or modification. Therefore, the impact of the revised oil and gas new source performance standards on the Driftwood Project and Tellurian’s compliance obligations are not determinable at this time.
Greenhouse Gases. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of GHGs are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In June 2010, the EPA began regulating GHG emissions from stationary sources, including LNG terminals. In June 2019, the EPA issued the final Affordable Clean Energy rule, which, among other things, establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The Affordable Clean Energy rule was subject to legal challenges and, in January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the rule and remanded the rule to the EPA for revision or replacement.
The Biden Administration has communicated its intention to address climate change and has issued Executive Orders with respect to certain governmental actions related to climate change. In the future, the EPA may promulgate additional regulations for sources of GHG emissions that could affect the oil and gas sector, and Congress or states may enact new GHG legislation, either of which could impose emission limits on the Driftwood Project or require the Driftwood Project to implement additional pollution control technologies, pay fees related to GHG emissions or implement mitigation measures. The scope and effects of any new laws or regulations are difficult to predict, and the impact of such laws or regulations on the Driftwood Project cannot be predicted at this time.
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
Clean Water Act. The Driftwood Project is subject to the CWA and analogous state and local laws. The CWA and analogous state and local laws regulate discharges of pollutants to waters of the United States or waters of the state, including discharges of wastewater and storm water runoff and discharges of dredged or fill material into waters of the United States, as well as spill prevention, control and countermeasure requirements. Permits must be obtained prior to discharging pollutants into state and federal waters or dredging or filling wetland and coastal areas. The CWA is administered by the EPA, the USACE and by the states. Additionally, the siting and construction of the Driftwood terminal and Driftwood pipeline will impact jurisdictional wetlands, which would require appropriate federal, state and/or local permits and approval prior to impacting such wetlands. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for regulated impacts to wetlands. Although the CWA permits required for construction and operation of the Driftwood terminal and Driftwood pipeline have been obtained, other CWA permits may be required in connection with our projects that are under development and our future projects. The approval timeframe may also be longer than expected and could potentially affect project schedules.
In April 2020, the EPA and the USACE finalized a rule revising and narrowing the definition of “waters of the United States” and replacing prior rules defining the same issued in 1986 and 2015 (the “2020 Rule”). The 2020 Rule could reduce costs and delays with respect to obtaining permits for discharges of pollutants or dredge and fill activities in waters of the United States including in wetland areas for facilities of the Driftwood terminal and Driftwood pipeline that have not yet obtained CWA permits. The 2020 Rule is currently subject to legal challenges. Changes in the definition of “waters of the United States” are not likely to affect the permits already obtained for the Driftwood terminal and Driftwood pipeline, but further changes to the 2020 Rule or any judicial decisions that require modification to the 2020 Rule could affect other elements of the Driftwood terminal and Driftwood pipeline in ways that cannot be predicted at this time.
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

Resource Conservation and Recovery Act. The federal RCRA and comparable state requirements govern the generation, handling and disposal of solid and hazardous wastes and require corrective action for releases into the environment. In the event such wastes are generated or used in connection with our facilities, we will be subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes and could be required to perform corrective action measures to clean up releases of such wastes. The EPA and certain environmental groups entered into an agreement pursuant to which the EPA was required to propose, no later than March 2019, a rulemaking for revision of certain regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. In April 2019, the EPA determined that revision of the regulations is not necessary. Information comprising the EPA’s review and the decision is contained in a document entitled “Management of Exploration, Development and Production Wastes: Factors Informing a Decision on the Need for Regulatory Action.” The EPA indicated that it would continue to work with states and other organizations to identify areas for continued improvement and to address emerging issues to ensure that exploration, development and production wastes continue to be managed in a manner that is protective of human health and the environment. Environmental groups, however, expressed dissatisfaction with the EPA’s decision and will likely continue to press the issue at the federal and state levels. A loss of the exclusion from RCRA coverage for drilling fluids, produced waters and related wastes in the future could result in a significant increase in our costs to manage and dispose of waste associated with our production operations.
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA, often referred to as Superfund, and comparable state statutes, impose liability that is generally joint and several and that is retroactive for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, for the release of a “hazardous substance” (or under state law, other specified substances) into the environment. So-called potentially responsible parties (“PRPs”) include the current and certain past owners and operators of a facility where there has been a release or threat of release of a hazardous substance and persons who disposed of or arranged for the disposal of, or transported hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the cost of such action. Liability can arise from conditions on properties where operations are conducted, even under circumstances where such operations were performed by third parties and/or from conditions at disposal facilities where materials were sent. Our operations involve the use or handling of materials that include or may be classified as hazardous substances under CERCLA or regulated under similar state statutes. We may also be the owner or operator of sites on which hazardous substances have been released and may be responsible for the investigation, management and disposal of soils or dredge spoils containing hazardous substances in connection with our operations.
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
Hydraulic Fracturing. Hydraulic fracturing is commonly used to stimulate the production of crude oil and/or natural gas from dense subsurface rock formations. We plan to use hydraulic fracturing extensively in our natural gas production operations. The process involves the injection of water, sand, and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations which are held open by the grains of sand, enabling the natural gas to more easily flow to the wellbore. The process is generally subject to regulation by state oil and natural gas commissions but is also subject to new and changing regulatory programs at the federal, state and local levels.
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
In December 2016, the EPA released a report titled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States.” The report concluded that activities involved in hydraulic fracturing can have impacts on drinking water under certain circumstances. In addition, the U.S. Department of Energy has investigated practices that the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These and similar studies, depending on their degree of development and nature of results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. If the EPA proposes additional regulations of hydraulic fracturing in the future, they could impose additional emission limits and pollution control technology requirements on the Driftwood Project, which could limit our operations and revenues and potentially increase our costs of gas production or acquisition.
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
Anti-Corruption Laws
We are subject to one or more anti-corruption laws in various jurisdictions, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act of 2010 and other anti-corruption laws. The FCPA and these other laws generally prohibit employees and agents from authorizing, offering, or providing improper payments or anything else of value to foreign government officials or other covered persons to obtain or retain business or gain an improper business advantage. We face the risk that one of our employees or agents will offer, authorize, or provide something of value that could subject us to liability under the FCPA and other anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
We have instituted policies, procedures and ongoing training of employees with regard to business ethics, designed to ensure that we and our employees comply with the FCPA, other anti-corruption laws, Trade Control laws and the Criminal Finances Act 2017. However, there is no assurance that our efforts have been and will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements. If we are not in compliance with the FCPA, other anti-corruption laws, the Trade Control laws or the Criminal Finances Act 2017, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws the Trade Control laws or the Criminal Finances Act 2017 by the U.S. or foreign authorities could have a material adverse impact on our reputation, business, financial condition and results of operations. U.S. or foreign authorities may also seek to hold us liable for successor liability for FCPA violations committed by companies we acquire or in which we invest (for example, by way of acquiring equity interests, participating as a joint venture partner, or acquiring assets).
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
Major Customers
We do not have any major customers.
Facilities
Certain subsidiaries of Tellurian have entered into operating leases for office space in Houston, Texas, and Washington, D.C. The tenors of the leases are five and eight years for Houston and Washington, D.C., respectively.
Employees and Human Capital

As of December 31, 2020, Tellurian had 102 full-time employees worldwide. None of them are subject to collective bargaining arrangements. The Company’s workforce is primarily located in Houston, Texas, but some employees live in Louisiana, Washington DC, London and Singapore. Many of our employees are originally from, or have extensive experience working in, countries other than the United States. This reflects our overall strategy of building a natural gas business that is global in scope.
We plan to build, among other things, an LNG liquefaction facility that we believe is one of the largest energy infrastructure projects currently under development in the United States. Given the inherent challenges involved in the construction of a project of this type, in particular by a company that has limited current operations, our human resources strategy focuses on the recruitment and retention of employees who have already established relevant expertise in the industry. The execution of this strategy has resulted in us assembling what we believe to be a premier management team in the global LNG industry. A related aspect of our human resources strategy is that the compensation structure for many of our employees is weighted towards incentive compensation that is designed to reward progress toward the development of our business, including in particular the financing and construction of the Driftwood Project.
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
Tellurian will be unable to generate any significant revenue from the Driftwood Project for multiple years, and expects cash flow from its other lines of business to be modest for an extended period as it focuses on the development and growth of these businesses. Tellurian will, therefore, need substantial amounts of additional financing to execute its business plan and to repay its indebtedness when necessary. There can be no assurance that Tellurian will be able to raise sufficient capital on acceptable terms, or at all. If such financing is not available on satisfactory terms or is not available at all, Tellurian may be required to delay, scale back or cancel the development of business opportunities, and this could adversely affect its operations and financial condition to a significant extent. Tellurian intends to pursue a variety of potential financing transactions, including sales of equity of Driftwood Holdings to purchasers of its LNG. We do not know whether, and to what extent, LNG purchasers and other potential sources of financing will find the terms we propose acceptable.
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
Tellurian has not yet commenced the construction of the Driftwood Project and expects to incur significant additional costs and expenses through the completion of development and construction of that project. The Company also expects to devote substantial amounts of capital to the growth and development of its other operations. Tellurian expects that operating losses will increase substantially in 2021 and thereafter, and expects to continue to incur operating losses and to experience negative operating cash flows for the next several years.
Tellurian’s exposure to the performance and credit risks of its counterparties may adversely affect its operating results, liquidity and access to financing.
Our operations involve our entering into various construction, purchase and sale, hedging, supply and other transactions with numerous third parties. In such arrangements, we will be exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fail to perform their obligations under the applicable agreement. Some of these risks may increase during periods of commodity price volatility. In some cases, we will be dependent on a single counterparty or a small group of counterparties, all of whom may be similarly affected by changes in economic and other conditions. These risks include, but are not limited to, risks related to the construction of the Driftwood terminal discussed below in “ — Risks Relating to Our LNG Business — Tellurian will be dependent on third-party contractors for the successful completion of the Driftwood terminal, and these contractors may be unable to complete the Driftwood terminal.” Defaults by suppliers and other counterparties may adversely affect our operating results, liquidity and access to financing.
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
•changes in U.S., state or foreign tax laws;
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
We may be unable to fulfill our obligations under our debt agreements.
We and certain of our subsidiaries have borrowed funds pursuant to agreements described in Note 9, Borrowings, of our Notes to Consolidated Financial Statements included in this report. Our ability to generate cash flows from operations or obtain refinancing capital sufficient to pay interest and principal on our indebtedness will depend on our future operating performance and financial condition and the availability of refinancing debt or equity capital, which will be affected by prevailing commodity prices and economic conditions and financial, business and other factors, many of which are beyond our control. We do not currently have any material sources of operating cash flows. Our inability to generate adequate cash flows from operations could adversely affect our ability to execute our overall business plan, and we could be required to sell assets, reduce our capital expenditures or seek refinancing debt or equity capital to satisfy the requirements of the debt agreements. These alternative measures may be unavailable or inadequate, in which case we could be forced into bankruptcy or liquidation, and may themselves adversely affect our overall business strategy.
Restrictions in our debt agreements could limit our growth and operations.
    Our debt agreements contain restrictions on our activities, certain of which are described in Note 9, Borrowings, of our Notes to Consolidated Financial Statements included in this report.
These covenants may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. For example, the credit agreement to which Tellurian Production Holdings LLC (“Production Holdings”) is subject requires it to maintain a commodity hedge position that covers at least a specified minimum, but does not cover more than a specified maximum, of its anticipated future production, and these requirements may limit its ability to pursue its preferred hedging strategy. In addition, the entire amount of that loan is currently deemed to be outstanding, but Production Holdings is generally prohibited from using the borrowed funds except pursuant to a specified plan of development approved by the lenders. Accordingly, there could be circumstances in which Production Holdings is required to incur interest on funds borrowed but is unable to use those funds in the way it believes is most appropriate for its business.
If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under one or more of those agreements, which could result in an acceleration of amounts due under those agreements.
Our debt agreements contain financial and other covenants. If we are unable to satisfy certain covenants, we would be in default under the applicable agreement, and the lenders could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings with respect to our assets. We may not have sufficient funds, or the ability to obtain sufficient funds, to repay the amounts then due. In those circumstances, we or one or more of our subsidiaries could be forced into bankruptcy or liquidation.
The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. Changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of our existing or future indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
Risks Relating to Our Common Stock
The price of our common stock has been and may continue to be highly volatile, which may make it difficult for shareholders to sell our common stock when desired or at attractive prices.
The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. Adverse events could trigger a significant decline in the trading price of our common stock, including, among others, failure to obtain necessary permits, unfavorable changes in commodity prices or commodity price expectations, adverse regulatory developments, loss of a relationship with a partner, litigation and departures of key personnel. Furthermore, general market conditions, including the level of, and fluctuations in, the trading prices of equity securities generally could affect the price of our stock. The stock markets frequently experience price and volume volatility that affects many companies’ stock prices, often in ways unrelated to the operating performance of those companies. These fluctuations may affect the market price of our common stock. The trading price of our common stock during 2020 was as low as $0.67 per share and as high as $8.69 per share, and it has risen in the last few months. While this increase may be attributable, in whole or in part, to economic developments such as substantial recent increases in JKM prices for LNG, we cannot rule out the possibility that it resulted in whole or in part from market phenomena. If so, those market phenomena could reverse themselves at any time, leading to a rapid and substantial decline in the price of our stock.
The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock by us or our major shareholders.
Sales of a substantial number of shares of our common stock in the market by us or any of our major shareholders, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional equity securities. Our insider trading policy permits our officers and directors, some of whom own substantial percentages of our outstanding common stock, to pledge shares of stock that they own as collateral for loans subject to certain requirements. Some of our officers and directors have pledged shares of stock in accordance with this policy. Such pledges have in the past resulted, and could result in the future, in large amounts of shares of our stock being sold in the market in a short period and corresponding declines in the trading price of the common stock.
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
Commercial development of an LNG facility takes a number of years, requires substantial capital investment and may be delayed by factors such as:
•increased construction costs;
•economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;
•decreases in the price of natural gas or LNG, which might decrease the expected returns relating to investments in LNG projects;
•the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities; and
•political unrest or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns.
Our failure to execute our business plan within budget and on schedule could materially adversely affect our business, financial condition, operating results, liquidity and prospects.
Tellurian’s estimated costs for the Driftwood Project and other projects may not be accurate and are subject to change.
We currently estimate the total cost of the Driftwood Project to be approximately $[28.9] billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. However, cost estimates for these and other projects we may pursue are only approximations of the actual costs of construction. Cost estimates may be inaccurate and may change due to various factors, such as cost overruns, change orders, delays in construction, legal and regulatory requirements, site issues, increased component and material costs, escalation of labor costs, labor disputes, changes in commodity prices, changes in foreign currency exchange rates, increased spending to maintain Tellurian’s construction schedule and other factors. For example, new or increased tariffs on materials needed in the construction process could materially increase construction costs. In particular, tariffs on imported steel may significantly increase our construction costs. Similarly, cost overruns could occur to portions of the project scope within the LSTK EPC agreements that are provisional such as dredging-related expenditures. Our estimate of the cost of construction of the Driftwood terminal is based on the prices set forth in our LSTK EPC agreements with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) that are subject to adjustment by change orders, including for consideration of certain increased costs.

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

Further, faulty construction that does not conform to Tellurian’s design and quality standards may have an adverse effect on Tellurian’s business, results of operations, financial condition and prospects. For example, improper equipment installation may lead to a shortened life of Tellurian’s equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of Tellurian’s third-party contractors to perform successfully under any agreements to be entered into is dependent on a number of factors, including force majeure events and such contractors’ ability to:
•design, engineer and receive critical components and equipment necessary for the Driftwood terminal to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;
•attract, develop and retain skilled personnel and engage and retain third-party subcontractors, and address any labor issues that may arise;
•post required construction bonds and comply with the terms thereof, and maintain their own financial condition, including adequate working capital;
•adhere to any warranties that the contractors provide in their EPC contracts; and
•respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control, and manage the construction process generally, including engaging and retaining third-party contractors, coordinating with other contractors and regulatory agencies and dealing with inclement weather conditions.
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
Siting, development and construction of the Driftwood Project will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:
•difficulties or delays in obtaining, or failure to obtain, sufficient equity or debt financing on reasonable terms;
•failure to obtain all necessary government and third-party permits, approvals and licenses for the construction and operation of the Driftwood Project or any other proposed LNG facilities;
•difficulties in engaging qualified contractors necessary to the construction of the contemplated Driftwood Project or other LNG facilities;
•shortages of equipment, material or skilled labor;
•natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;
•unscheduled delays in the delivery of ordered materials;
•work stoppages and labor disputes;
•competition with other domestic and international LNG export terminals;
•unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend in part on supplies of and prices for alternative energy sources and the discovery of new sources of natural resources;
•unexpected or unanticipated need for additional improvements; and
•adverse general economic conditions.
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
Tellurian’s plans and expectations regarding its business and the development of domestic LNG facilities and projects are generally based on assumptions about the future price of natural gas and LNG and the conditions of the global natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to remain in the future, volatile and subject to wide fluctuations that are difficult to predict. Such fluctuations may be caused by various factors, including, but not limited to, one or more of the following:
•competitive liquefaction capacity in North America;
•insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;
•insufficient or oversupply of LNG tanker capacity;
•weather conditions;
•reduced demand and lower prices for natural gas, including as a result of the COVID-19 pandemic or similar events and related economic disruptions;
•increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities, which may decrease the production of natural gas;
•cost improvements that allow competitors to offer LNG regasification services or provide natural gas liquefaction capabilities at reduced prices;
•changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;
•political conditions in natural gas producing regions; and
•cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.
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

Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:
•increases in worldwide LNG production capacity and availability of LNG for market supply;
•increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost to supply natural gas feedstock to our liquefaction project;
•decreases in the cost of competing sources of natural gas or alternative sources of energy such as coal, heavy fuel oil, diesel, nuclear, hydroelectric, wind and solar;
•decreases in the price of non-U.S. LNG, including decreases in price as a result of contracts indexed to lower oil prices;
•increases in capacity and utilization of nuclear power and related facilities;
•increases in the cost of LNG shipping; and
•displacement of LNG by pipeline natural gas or alternative fuels in locations where access to these energy sources is not currently available.
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
The construction and delivery of LNG vessels require significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of Tellurian’s business and customers due to a variety of factors, including, but not limited to, the following:
•an inadequate number of shipyards constructing LNG vessels and a backlog of orders at these shipyards;
•political or economic disturbances in the countries where the vessels are being constructed;
•changes in governmental regulations or maritime self-regulatory organizations;
•work stoppages or other labor disturbances at the shipyards;
•bankruptcies or other financial crises of shipbuilders;
•quality or engineering problems;
•weather interference or catastrophic events, such as a major earthquake, tsunami, or fire; or
•shortages of or delays in the receipt of necessary construction materials.
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
Hurricanes have damaged coastal and inland areas located in the Gulf Coast area, resulting in disruption and damage to certain LNG terminals located in the area. Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Driftwood terminal or related infrastructure, as well as delays or cost increases in the construction and the development of the Driftwood terminal or other facilities. Storms, disasters and accidents could also damage or interrupt the activities of vessels that we or third parties operate in connection with our LNG business. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels. If any such effects were to occur, they could have an adverse effect on our coastal operations.
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
The revenues, operating results and profitability of our natural gas or oil production activities will depend significantly on the prices we receive for the natural gas or oil we sell. We will require substantial expenditures to replace reserves, sustain production and fund our business plans. Low natural gas or oil prices can negatively affect the amount of cash available for acquisitions and capital expenditures and our ability to raise additional capital and, as a result, could have a material adverse effect on our revenues, cash flow and reserves. In addition, low natural gas or oil prices may result in write-downs of our natural gas or oil properties, such as the $81.1 million impairment charge we incurred in 2020. Conversely, any substantial or extended increase in the price of natural gas would adversely affect the competitiveness of LNG as a source of energy. See risks discussed above in “ — Risks Relating to Our LNG Business — Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.” Part of our strategy involves adjusting the level of our natural gas development activities based on our judgment as to whether it will be most cost-effective to source natural gas for the Driftwood terminal from our own production or, instead, from natural gas produced by third parties. In some circumstances, making these adjustments may involve costs. For example, a decrease in our activities may result in the expiration of leases or an increase in costs on a per-unit basis.
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
These risks could materially and adversely affect our revenues and expenses by reducing production from wells, causing wells to be shut in or otherwise negatively impacting our projected economic performance. If any of these risks occurs, we could sustain substantial losses as a result of:
•injury or loss of life;
•severe damage to or destruction of property, natural resources or equipment;
•pollution or other environmental damage;
•facility or equipment malfunctions and equipment failures or accidents;
•clean-up responsibilities;
•regulatory investigations and administrative, civil and criminal penalties; and
•injunctions resulting in limitation or suspension of operations.
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
Drilling for natural gas and oil may involve unprofitable efforts from wells that are either unproductive or productive but do not produce sufficient commercial quantities to cover drilling, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. Natural gas and oil reserve engineering requires estimates of underground accumulations of hydrocarbons and assumptions concerning future prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect. Our estimates of proved reserves are determined based in part on costs at the date of the estimate. Any significant variance from these costs could greatly affect our estimates of reserves. At December 31, 2020, approximately 73% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.
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
Our natural gas production activities and properties are (and to the extent that we acquire oil producing properties, these properties will be) subject to numerous federal, regional, state and local laws and regulations governing the release of pollutants or otherwise relating to environmental protection. These laws and regulations govern the following, among other things:
•conduct of drilling, completion, production and midstream activities;
•amounts and types of emissions and discharges;
•generation, management, and disposal of hazardous substances and waste materials;
•reclamation and abandonment of wells and facility sites; and
•remediation of contaminated sites.
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
Laws or regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations are proposed from time to time at the federal, state and local levels. There are also certain governmental reviews either underway or being proposed that focus on deep shale and other formation completion and production practices, including hydraulic fracturing. These studies assess, among other things, the risks of groundwater contamination and earthquakes caused by hydraulic fracturing and other exploration and production activities. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate or even ban such activities, as some state and local governments have already done. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and process prohibitions. Among other things, this could adversely affect the cost to produce natural gas, either by us or by third-party suppliers, and therefore LNG, and this could adversely affect the competitiveness of LNG relative to other sources of energy.
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
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. We may not be successful in executing our strategy in the near future, or at all. Our management will be required to understand and manage a diverse set of business opportunities, which may distract their focus and make it difficult to be successful in increasing value for shareholders. The legal structure we have proposed for capitalizing the Driftwood Project may make it less attractive to some potential customers and partners. For example, some participants in the LNG market may prefer to acquire LNG on the spot market or through long-term supply contracts rather than through a partnership investment in the Driftwood Project.
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
Any disruption caused by these factors could harm Tellurian’s business, results of operations, financial condition, liquidity and prospects. Risks associated with operations, commitments and investments outside of the U.S. include but are not limited to risks of:
•currency fluctuations;
•war or terrorist attack;
•expropriation or nationalization of assets;
•renegotiation or nullification of existing contracts;
•changing political conditions;

•changing laws and policies affecting trade, taxation, and investment;
•multiple taxation due to different tax structures;
•general hazards associated with the assertion of sovereignty over areas in which operations are conducted; and
•the unexpected credit rating downgrade of countries in which Tellurian’s LNG customers are based.
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
Failure to retain and attract key personnel such as Tellurian’s Executive Chairman, Vice Chairman or other skilled professional and technical employees could have an adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
The success of Tellurian’s business relies heavily on key personnel such as its Executive Chairman and Vice Chairman. Should such persons be unable to perform their duties on behalf of Tellurian, or should Tellurian be unable to retain or attract other members of management, Tellurian’s business, results of operations, financial condition, liquidity and prospects could be materially impacted.
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
None.
ITEM 4. MINE SAFETY DISCLOSURE
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on the Nasdaq under the symbol “TELL.” As of February 9, 2021, there were approximately 748 record holders of Tellurian’s common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.
Recent Sales of Unregistered Securities

    None that occurred during the three months ended December 31, 2020.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended December 31, 2020.
ITEM 6. SELECTED FINANCIAL DATA
None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Commitments and Contingencies
•Summary of Critical Accounting Estimates
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and required natural gas production assets collectively as the “Driftwood Project.” Our existing natural gas production assets consist of 9,373 net acres and interests in 72 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
In connection with the implementation of our Business, we are offering partnership interests in the Driftwood Project. Partners will contribute cash in exchange for equity in the Driftwood Project and will receive LNG volumes at the cost of production, including the cost of debt, for the life of the Driftwood terminal. We plan to retain a portion of the ownership in the Driftwood Project and have engaged Goldman Sachs & Co. and Société Générale to serve as financial advisors.
We continue to evaluate, and discuss with potential partners, the scope and other aspects of the Driftwood Project in light of the evolving economic environment, needs of potential partners and other factors. Whether we implement changes to the project will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and investor feedback.
Overview of Significant Events
2019 Term Loan
On May 23, 2019, Driftwood Holdings LP, a Delaware limited partnership and an indirect wholly owned subsidiary of Tellurian Inc. (“Driftwood Holdings”), entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million, an amount that was subsequently increased to $75.0 million. In conjunction with the 2019 Term Loan, we issued to the lender a warrant to purchase approximately 1.5 million shares of our common stock at $10.00 per share. During 2020, we entered into several amendments to the 2019 Term Loan and, in connection with those amendments, we issued to the lender a total of approximately 9.3 million shares of our common stock to retire $15.0 million of principal amount of the loan, repaid $19.1 million of principal amount of the loan in cash, replaced the original warrant with a warrant to purchase 9.0 million shares of our common stock at $1.00 per share and issued to the lender a new warrant to purchase 4.7 million shares of our common stock at $1.542 per share.
As amended, (i) the maturity date of the 2019 Term Loan is March 23, 2022, (ii) amounts borrowed bear interest at 16%, with an option on our part to defer 8% per annum as paid-in-kind, (iii) interest payments are made on a monthly basis, and (iv) we are required to maintain a month-end cash balance of at least $12.0 million. Following exercises of the warrants by the lender and reductions in the number of shares purchasable under the warrants resulting from partial repayments of amounts due under the 2019 Term Loan, the warrants give the lender the right, as of February 9, 2021, to purchase approximately 3.5 million shares of our common stock for $1.00 and approximately 0.2 million shares of our common stock for $1.542.
2020 Unsecured Note
On April 29, 2020, we issued a zero coupon $56.0 million senior unsecured note (the “2020 Unsecured Note”) to a third party, raising proceeds of approximately $47.4 million, net of approximately $2.6 million in fees and $6.0 million in original issue discount. We also issued to the lender a warrant to purchase 20.0 million shares of our common stock at a strike price of $1.542 per share. The 2020 Unsecured Note is subject to certain cash sweep provisions, and a portion of the 2020 Unsecured Note must be paid on the first day of every month, beginning on June 1, 2020. Due to the amount of proceeds generated from the sale of our common stock under our at-the-market program in June 2020, as well as the equity offering completed on July 24, 2020, these cash sweep provisions were triggered on July 1, 2020 and August 3, 2020, requiring us to make a total of $8.0 million in additional repayments of the outstanding principal balance. As a result of these additional repayments, the final payment associated with the 2020 Unsecured Note is scheduled to occur on April 1, 2021 instead of June 1, 2021 as originally scheduled.
Equity Offering
On July 24, 2020, we completed a registered direct offering pursuant to which we sold an aggregate of 35.0 million shares of our common stock at an offering price of $1.00 per share. Net proceeds from the transaction were approximately $32.8 million.
LNG Marketing
In July 2020, we purchased the first cargo of LNG pursuant to the master LNG sale and purchase agreement entered into on April 23, 2019. This cargo was subsequently sold to an unrelated third party resulting in revenue of approximately $7.0 million.
Restructuring
In March 2020, we implemented a cost reduction and reorganization plan due to the sharp decline in oil and natural gas prices as well as the growing negative economic effects of the COVID-19 pandemic. We incurred approximately $6.4 million of severance and reorganization charges due to the reduction in workforce. We have satisfied all amounts owed to former employees.
Employee Retention Plan
In July 2020, the Company’s Board of Directors approved an employee retention incentive plan (the “Employee Retention Plan”) aggregating $12.0 million. The Employee Retention Plan vests in four equal installments upon the attainment of a ten-day average closing price of the Company’s common stock above $2.25, $3.25, $4.25 and $5.25 (the “Stock Performance Targets”). Subject to continued employment, the Employee Retention Plan’s awards are payable over a period of twelve months commencing with the later of (i) the first month following the month in which the applicable Stock Performance Target is attained, and (ii) June 2021. The Employee Retention Plan will expire if the Stock Performance Targets are not attained by March 31, 2022.
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $78.3 million of cash and cash equivalents as of December 31, 2020 on a consolidated basis, of which approximately $47.0 million is maintained at a wholly owned subsidiary of Tellurian Production Holdings LLC. We currently maintain an at-the-market equity offering program under which, as of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $274.9 million. Since January 1, 2021, and through February 9, 2021, we have sold approximately 25.6 million shares of common stock under our at-the-market program for total proceeds of approximately $57.2 million, net of approximately $1.8 million in fees and commissions.

As of December 31, 2020, we had total indebtedness of approximately $111.1 million, of which approximately $72.8 million is scheduled to be repaid within the next twelve months. We also had contractual obligations associated with our finance and operating leases totaling $108.6 million, of which $4.8 million is scheduled to be paid within the next twelve months. Since January 1, 2021, we have repaid approximately $56.6 million in principal associated with our indebtedness.
We are planning to generate proceeds from our at-the-market program and have determined that it is probable that such proceeds will satisfy our obligations and fund our working capital needs for at least twelve months following the issuance of the financial statements. We also continue to evaluate generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities or similar transactions to fund our obligations and working capital needs.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Cash used in operating activities	$(69,965)	$(113,008)
Cash used in investing activities	(1,307)	(65,943)
Cash provided by financing activities	84,527	63,844

Net increase (decrease) in cash, cash equivalents and restricted cash	13,255	(115,107)
Cash, cash equivalents and restricted cash, beginning of the period	68,482	183,589
Cash, cash equivalents and restricted cash, end of the period	$81,737	$68,482

Net working capital	$(34,403)	$(50,344)
Cash used in operating activities for the year ended December 31, 2020 decreased by approximately $43.0 million compared to the same period in 2019 due to an overall decrease in disbursements in the normal course of business.
Cash used in investing activities for the year ended December 31, 2020 decreased by approximately $64.6 million compared to the same period in 2019. This decrease is predominantly driven by decreased natural gas development activities.
Cash provided by financing activities for the year ended December 31, 2020 increased by approximately $20.7 million compared to the same period in 2019. This increase primarily relates to common stock issuances that raised net proceeds of approximately $99.7 million offset by approximately $60.1 million in principal repayments of our indebtedness and by an overall decrease in borrowings of approximately $25.0 million. See Note 9, Borrowings, and Note 11, Stockholders’ Equity, of our Notes to Consolidated Financial Statements for further information.
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
We currently estimate the total cost of the Driftwood Project to be approximately $28.9 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. We have entered into four LSTK EPC agreements currently totaling $15.5 billion, or $561 per tonne, with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for construction of the Driftwood terminal. The proposed Driftwood terminal will have a liquefaction capacity of up to approximately 27.6 Mtpa and will be situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths.
In addition, part of our strategy involves acquiring additional natural gas properties, including properties in the Haynesville shale trend. We intend to pursue potential acquisitions of such assets, or public or private companies that own such assets, in 2021. We would expect to use stock, cash on hand, or cash raised in financing transactions to complete an acquisition of this type.

We anticipate funding our more immediate liquidity requirements relative to the detailed engineering work and other developmental costs, natural gas development costs, and general and administrative costs through the use of cash on hand, proceeds from operations, and proceeds from completed and future issuances of securities by us. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its short- and medium-term capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.
We currently expect that our long-term capital requirements will be financed by proceeds from future debt, equity and/or equity-linked transactions. In addition, part of our financing strategy is expected to involve seeking equity investments by LNG customers at a subsidiary level.
Results of Operations
The following table summarizes costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total revenue	$37,434	$28,774	$10,286
Cost of sales	17,223	7,071	6,115
Development expenses	27,492	59,629	44,034
Depreciation, depletion and amortization	17,228	20,446	1,567
General and administrative expenses	47,349	87,487	81,777
Impairment charge and loss on transfer of assets	81,065	—	4,513
Severance and reorganization charges	6,359	—	—
Related party charges	7,357	—	—
Loss from operations	(166,639)	(145,859)	(127,720)
Interest income (expense), net	(43,445)	(16,355)	1,574
Other income, net	(612)	10,447	211
Income tax benefit (provision)	—	—	190
Net loss	$(210,696)	$(151,767)	$(125,745)
Our consolidated net loss was approximately $210.7 million for the year ended December 31, 2020, compared to a net loss of approximately $151.8 million for the same period of 2019. This $58.9 million increase in net loss was primarily a result of the following:
•Approximately $81.1 million related to an impairment charge of our proved natural gas properties primarily due to depressed natural gas prices caused by the combined impact of increased production and falling demand brought about by current economic conditions. For further information regarding this impairment charge, see Note 3, Property, Plant and Equipment, of our Notes to Consolidated Financial Statements.
•Increase of approximately $27.1 million in interest expense, net, which is primarily attributable to both the 2019 Term Loan and 2020 Unsecured Note incurring interest charges during the current period compared to only a portion of the 2019 Term Loan incurring charges during the prior period.
•Increase of approximately $10.2 million in cost of sales primarily attributable to the sale of an LNG cargo.
•Approximately $7.4 million in related party charges incurred during the current period compared to zero in the prior period. For further information regarding these related party charges, see Note 7, Related Party Transactions, of our Notes to Consolidated Financial Statements.
•Approximately $6.4 million in severance and reorganization charges incurred during the period compared to zero in the prior period. For further information regarding the severance and reorganization charges, see Note 12, Severance and Reorganization, of our Notes to Consolidated Financial Statements.
The above increases in expenses were partially offset by an increase in total revenue of approximately $8.7 million due primarily to the sale of an LNG cargo and a decrease in general and administrative expenses of approximately $40.1 million as well as a decrease in development expenses of approximately $32.1 million due to an overall decline in business activities during the current period.

A discussion of variances between 2019 and 2018 can be found in the “Results of Operations” section on pages 39 through 40 of the Company’s 2019 Annual Report on Form 10-K filed with the SEC on February 24, 2020.
Commitments and Contingencies
The information set forth in Note 10, Commitments and Contingencies, to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Summary of Critical Accounting Estimates
Our accounting policies are more fully described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of our Notes to Consolidated Financial Statements included in this report. As disclosed in Note 1, the preparation of financial statements requires the use of judgments and estimates. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. We identified our most critical accounting estimates to be:
•valuations of long-lived assets; and
•share-based compensation.
We believe that the following discussion addresses our critical accounting policies, which are those that require our most difficult, subjective or complex judgments about future events and related estimations that are fundamental to our results of operations.
Valuation of Long-Lived Assets
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
Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Consolidated Financial Statements or related disclosures.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
TELLURIAN INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Tellurian Inc.’s internal control over financial reporting was effective as of December 31, 2020.

/s/ Octávio M.C. Simões	/s/ L. Kian Granmayeh	/s/ Khaled A. Sharafeldin
Octávio M.C. Simões	L. Kian Granmayeh	Khaled A. Sharafeldin
President and Chief Executive Officer (as Principal Executive Officer)	Chief Financial Officer (as Principal Financial Officer)	Chief Accounting Officer (as Principal Accounting Officer)

Houston, Texas
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Proved Natural Gas Properties and Depletion – Natural Gas Reserves – Refer to Note 1 and 3 to the financial statements
Critical Audit Matter Description
The Company’s proved natural gas properties are depleted using the successful efforts method and are evaluated for impairment by comparison to the future cash flows of the underlying natural gas reserves. The development of the Company’s natural gas reserve quantities and the related future cash flows requires management to make significant estimates and assumptions related to future natural gas prices and the discount rate used when there is a fair value measurement for impairment. The Company engages an independent reservoir engineer, management’s specialist, to estimate natural gas quantities using generally accepted methods, calculation procedures and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and any proved natural gas impairment. Proved natural gas properties were $24.6 million as of December 31, 2020, and depletion expense was $16.6 million for the year then ended. Impairment expense of $81.1 million was recognized during the twelve-month period ended December 31, 2020.
Given the significant judgments made by management and management’s specialist, performing audit procedures to evaluate the Company’s natural gas reserve quantities and the related net cash flows including management’s estimates and assumptions related to future natural gas prices and the discount rate used when there is a fair value measurement for impairment requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to crude oil and condensate, NGLs, and natural gas reserves included the following, among others:
With the assistance of our fair value specialists, we evaluated the reasonableness of natural gas prices by comparing such amounts to:
•Forward published natural gas pricing indexes.
◦Third party industry sources.
◦Historical realized natural gas prices.
◦Historical realized natural gas price differentials.
•With the assistance of our fair value specialists, we assessed management’s estimated discount rate by understanding the methodology used by management for determining its discount rate and comparing assumptions and estimates to publicly traded debt and equity securities and published indices and third-party sources.
•We evaluated the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm, including the methodologies and calculation procedures used to estimate natural gas reserves and performing analytical procedures on the reserve quantities.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2021

We have served as the Company’s auditor since 2016.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$78,297	$64,615
Accounts receivable	4,500	5,006
Accounts receivable due from related parties	—	1,316
Prepaid expenses and other current assets	2,105	11,298
Total current assets	84,902	82,235

Property, plant and equipment, net	61,257	153,040
Deferred engineering costs	110,499	106,425
Non-current restricted cash	3,440	3,867
Other non-current assets	32,897	36,755
Total assets	$292,995	$382,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,573	$21,048
Accounts payable due to related parties (Note 7)	910	—
Accrued and other liabilities	22,003	33,003
Borrowings	72,819	78,528
Total current liabilities	119,305	132,579

Long-term liabilities:
Borrowings	38,275	58,121
Other non-current liabilities	26,325	25,337
Total long-term liabilities	64,600	83,458

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 and 400,000,000 authorized: 354,315,739 and 242,207,522 shares outstanding, respectively	3,309	2,211
Additional paid-in capital	922,042	769,639
Accumulated deficit	(816,322)	(605,626)
Total stockholders’ equity	109,090	166,285
Total liabilities and stockholders’ equity	$292,995	$382,322

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Natural gas sales	$30,441	$28,774	$4,423
LNG sales	6,993	—	2,689
Other LNG revenue	—	—	3,174
Total revenue	37,434	28,774	10,286

Operating costs and expenses:
Cost of sales	17,223	7,071	6,115
Development expenses	27,492	59,629	44,034
Depreciation, depletion and amortization	17,228	20,446	1,567
General and administrative expenses	47,349	87,487	81,777
Impairment charges	81,065	—	4,513
Severance and reorganization charges	6,359	—	—
Related party charges (Note 7)	7,357	—	—
Total operating costs and expenses	204,073	174,633	138,006

Loss from operations	(166,639)	(145,859)	(127,720)

Interest (expense) income, net	(43,445)	(16,355)	1,574
Other (expense) income, net	(612)	10,447	211

Loss before income taxes	(210,696)	(151,767)	(125,935)
Income tax benefit (provision)	—	—	190
Net loss	$(210,696)	$(151,767)	$(125,745)

Net loss per common share:
Basic and diluted	$(0.79)	$(0.69)	$(0.59)

Weighted average shares outstanding:
Basic and diluted	267,615	218,548	211,574

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Total shareholders’ equity, beginning balance	$166,285	$297,934	$223,887

Preferred stock	61	61	61

Common stock:
Beginning balance	2,211	2,195	2,043
Common stock issuance	808	—	135
Share-based compensation, net(1)	55	15	17
Severance and reorganization charges	22	—	—
Shared-based payments	—	1	—
Settlement of Final Payment Fee (Note 9)	110	—	—
Borrowings principal repayment (Note 9)	93	—	—
Warrants exercised	10	—	—
Ending balance	3,309	2,211	2,195

Additional paid-in capital:
Beginning balance	769,639	749,537	549,958
Common stock issuance	98,867	—	129,575
Issuance of Series C preferred stock	—	—	49,905
Share-based compensation, net(1)	8,589	15,934	20,099
Severance and reorganization charges	2,667	—	—
Share-based payments	561	868	—
Settlement of Final Payment Fee (Note 9)	9,036	—	—
Warrants issued in connection with Borrowings (Note 11)	17,998	3,300	—
Borrowings principal repayment (Note 9)	13,695	—	—
Warrants exercised	990	—	—
Ending balance	922,042	769,639	749,537

Accumulated deficit:
Beginning balance	(605,626)	(453,859)	(328,114)
Net loss	(210,696)	(151,767)	(125,745)
Ending balance	(816,322)	(605,626)	(453,859)

Total shareholders’ equity, ending balance	$109,090	$166,285	$297,934

(1) Includes settlement of 2019, 2018 and 2017 bonuses that were accrued for in 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(210,696)	$(151,767)	$(125,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	17,228	20,446	1,567
Amortization of debt issuance costs, discounts and fees	28,741	10,148	267
Share-based compensation	2,699	4,238	5,126
Severance and reorganization charges	2,689	—	—
Share-based payments	562	869	—
Interest elected to be paid-in-kind	3,317	—	—
Impairment charge and loss on transfer of assets	81,065	—	4,513
Gain on sale of assets	—	(4,218)	—
Unrealized loss (gain) on financial instruments not designated as hedges	2,618	(3,443)	—
Other	3,378	(459)	—
Net changes in working capital (Note 16)	(1,566)	11,178	10,520
Net cash used in operating activities	(69,965)	(113,008)	(103,752)
Cash flows from investing activities:
Acquisition and development of natural gas properties	(1,307)	(45,354)	(8,356)
Acquisition of engineering services	—	(25,997)	(10,000)
Proceeds from sale of assets	—	8,140	167
Purchase of property and equipment	—	(2,732)	(3,498)
Net cash used in investing activities	(1,307)	(65,943)	(21,687)
Cash flows from financing activities:
Proceeds from common stock issuances	103,664	—	133,800
Equity issuance costs	(3,989)	—	(4,090)
Proceeds from borrowings	50,000	75,000	59,400
Borrowings issuance costs	(2,612)	(2,246)	(2,621)
Borrowings principal repayments	(60,100)	—	—
Proceeds from warrant exercise	1,000	—	—
Tax payments for net share settlements of equity awards (Note 16)	(1,659)	(6,686)	(5,734)
Finance lease principal payments	(1,777)	(2,224)	—
Net cash provided by financing activities	84,527	63,844	180,755

Net increase (decrease) in cash, cash equivalents and restricted cash	13,255	(115,107)	55,316
Cash, cash equivalents and restricted cash, beginning of period	68,482	183,589	128,273
Cash, cash equivalents and restricted cash, end of period	$81,737	$68,482	$183,589
Supplementary disclosure of cash flow information:
Interest paid	$11,025	$8,414	$1,174

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian is developing a portfolio of natural gas production, LNG marketing, and infrastructure assets, including a LNG terminal facility (the “Driftwood terminal”) and an associated pipeline (the “Driftwood pipeline”) in southwest Louisiana. Tellurian plans to develop the Driftwood pipeline as part of what we refer to as the “Pipeline Network.” The Driftwood terminal, the Pipeline Network and required natural gas production assets are collectively referred to as the “Driftwood Project”.
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
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.
Liquidity
Our Consolidated Financial Statements were prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Consolidated Financial Statements, we have generated losses and negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues that is sufficient to cover our future operating costs and obligations as they become due during the twelve months following the issuance of the financial statements.
We are planning to generate proceeds from our at-the-market program and have determined that it is probable that such proceeds will satisfy our obligations and fund our working capital needs for at least twelve months following the issuance of the financial statements. We also continue to evaluate generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities or similar transactions to fund our obligations and working capital needs.
Segments
Management allocates resources and assesses financial performance on a consolidated basis. As such, for purposes of financial reporting under GAAP during the years ended December 31, 2020, 2019 and 2018, the Company operated as a single operating segment.
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
Revenue Recognition
For the sale of natural gas, we consider the delivery of each unit (MMBtu) to be a separate performance obligation that is satisfied upon delivery to the designated sales point and therefore is recognized at a point in time. These contracts are either fixed price contracts or contracts with a fixed differential to an index price, both of which are deemed fixed consideration that is allocated to each performance obligation and represents the relative standalone selling price basis.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Each LNG cargo, in its entirety, is deemed to be a single performance obligation due to each molecule of LNG being distinct and substantially the same and therefore meeting the criteria for the transfer of a series of distinct goods. Accordingly, LNG sales are recognized at a point in time when the LNG has completed discharging to the customer. These contracts are contracts with a fixed differential to an index price, which is deemed fixed consideration that is allocated to each performance obligation and represents the relative standalone selling price basis. These LNG sales are recorded on a gross basis and reported in “LNG sales” on the Consolidated Statements of Operations.
Purchases and sales of LNG inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “LNG sales” on the Consolidated Statements of Operations. For such LNG sales, we require payment within 10 days from delivery.
Other LNG revenue represents revenue earned from sub-charter agreements and is accounted for outside of Accounting Standards Codification 606, Revenue from Contracts with Customers.
We exclude all taxes from the measurement of the transaction price.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Non-current restricted cash on our Consolidated Balance Sheets. The carrying value of cash, cash equivalents and restricted cash approximates their fair value.
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
Changes in the fair value of our derivative instruments are recorded in earnings, and, at present, we have elected not to apply hedge accounting. See Note 6, Financial Instruments, for additional details about our derivative instruments.
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
Costs incurred in connection with a project to develop the Driftwood terminal shall generally be treated as development expenses until the project has reached the notice-to-proceed state (“NTP State”) and the following criteria (the “NTP Criteria”) have been met: (i) the necessary regulatory permits have been obtained, (ii) financing for the project has been secured and (iii) management has committed to commence construction.
In addition, certain costs incurred prior to achieving the NTP State will be capitalized though the NTP Criteria have not been met. Costs to be capitalized prior to achieving the NTP State include land purchase costs, land improvement costs, costs associated with preparing the facility for use and any fixed structure construction costs (fence, storage areas, drainage, etc.). Furthermore, activities directly associated with detailed engineering and/or facility designs shall be capitalized. All amounts capitalized are periodically assessed for impairment and may be impaired if indicators are present. For additional details regarding capitalized amounts, please refer to Note 4, Deferred Engineering Costs.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt
Discounts, fees and expenses incurred with the issuance of debt are amortized over the term of the debt. These amounts are presented as a reduction of our indebtedness on the accompanying Consolidated Balance Sheets. See Note 9, Borrowings, for additional details about our loans.
Share-Based Compensation
Share-based compensation transactions are measured based on the grant-date estimated fair value. For awards containing only service conditions or performance conditions deemed probable of occurring, the fair value is recognized as expense over the requisite service period using the straight-line method. We recognize compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance condition will be achieved. For awards where the performance or market condition is not considered probable, compensation cost is not recognized until the performance or market condition becomes probable. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjust compensation cost based on our probability assessment. We recognize forfeitures as they occur. See Note 13, Share-Based Compensation, for additional details about our loans.
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
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
    The components of prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$1,156	$1,234
Deposits	100	364
Tradable equity securities	—	5,069
Derivative asset, net - current (Note 6)	843	3,121
Other current assets	6	1,510
Total prepaid expenses and other current assets	$2,105	$11,298

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets and natural gas properties, as shown below (in thousands):

	December 31,
	2020	2019
Land	$13,808	$13,808
Proved properties	62,227	142,494
Wells in progress	492	57
Corporate and other	3,476	5,285
Total property, plant and equipment, at cost	80,003	161,644
Accumulated depreciation and depletion	(38,764)	(22,041)
Right of use asset — finance leases	20,018	13,437
Total property, plant and equipment, net	$61,257	$153,040
Depreciation and depletion expenses for the years ended December 31, 2020, 2019 and 2018 were approximately $17.2 million, $20.4 million and $1.5 million, respectively.
Land
We own land in Louisiana for the purpose of constructing the Driftwood Project.
Proved Properties Impairment
The carrying values of our proved natural gas properties are reviewed for impairment when events or circumstances indicate that the remaining carrying value may not be recoverable. During the second quarter of 2020, there were indicators that the carrying values of certain of our properties may be impaired as a result of depressed natural gas prices and a decline in demand for natural gas. We determined that these adverse market conditions represented a triggering event to perform an impairment assessment of our proved natural gas properties.
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
During the second quarter of 2020, we recognized an impairment charge of approximately $81.1 million primarily associated with our assets located in northern Louisiana. The impairment charge was recorded as a reduction to the assets’ carrying values to their estimated fair values of approximately $28.7 million. The estimated fair value of the impaired assets, as determined as of June 30, 2020, was based on significant inputs that are not observable in the market and, as such, are considered a Level 3 fair value measurement. Key assumptions included in the calculation of the fair value included values for the following: (i) reserves, (ii) future commodity prices and (iii) future operating and development costs.
Unproved Properties
On September 10, 2019 (the “Sale Closing Date”), we sold our wholly owned subsidiary, Magellan Petroleum (UK) Investments Holdings Limited (“Magellan Petroleum UK”), to a third party for approximately $14.8 million. The assets and liabilities of Magellan Petroleum UK consisted predominantly of non-operated interests in the Weald Basin, United Kingdom. The sale of Magellan Petroleum UK generated an overall gain of approximately $4.2 million, all of which was recognized in 2019 as Other income, net in our Consolidated Statements of Operations.
NOTE 4 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of approximately $110.5 million and $106.4 million at December 31, 2020 and 2019, respectively, represent detailed engineering services related to the Driftwood terminal. The balance in this account will be transferred to construction in progress upon reaching an affirmative FID by the Company’s board of directors.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	December 31,
	2020	2019
Land lease and purchase options	$5,831	$4,320
Permitting costs	13,092	12,838
Right of use asset — operating leases	11,884	15,832
Other	2,090	3,765
Total other non-current assets	$32,897	$36,755
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
Permitting Costs
Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2017 and 2018. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which require us to mitigate the impact to Louisiana wetlands caused by the construction of the Driftwood Project. In May 2019, we received the USACE permit. The permitting costs will be transferred to construction in progress upon reaching an affirmative FID by the Company’s board of directors.
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. These derivative instruments are reported as either current or non-current assets or liabilities, based on their maturity dates. The Company can net settle its derivative instruments at any time. As of December 31, 2020, we had a current asset, net of $0.8 million, and a non-current asset, net of $0.1 million, related to the fair value of the current and non-current portions of our commodity swaps.
We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Consolidated Statements of Operations. For the years ended December 31, 2020 and 2019, we recognized a realized gain of $5.1 million and $3.7 million, respectively, and an unrealized loss of $2.6 million and unrealized gain of $3.4 million, respectively, related to the changes in fair value of the commodity swaps in our Consolidated Statements of Operations. Derivative contracts that result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying Consolidated Statements of Cash Flows.
With respect to the commodity swaps, the Company hedged 7.5 Bcf of its fixed price and basis exposure, which represents a portion of its expected sales of equity production as of December 31, 2020. The open positions at December 31, 2020 had maturities extending through September 2022. For additional details, refer to Note 9, Borrowings.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — RELATED PARTY TRANSACTIONS
Accounts Payable due to Related Parties
In conjunction with the dismissal of prior litigation, we agreed to reimburse the Vice Chairman of our Board of Directors, Martin Houston, for reasonable attorneys’ fees and expenses he incurred during the litigation. As of December 31, 2020, we paid approximately $5.1 million to third parties to settle outstanding amounts incurred by Mr. Houston for reasonable attorneys’ fees and expenses. We also paid Mr. Houston approximately $1.4 million for other expenses he incurred in connection with the litigation. As of December 31, 2020, a balance of approximately $0.9 million remained owed to Mr. Houston and has been classified within Accounts payable due to related parties on the Consolidated Balance Sheets.
Accounts Receivable due from Related Parties
The approximately $1.3 million in accounts receivable due from related parties consisted of tax indemnities from employees who received share-based compensation in 2016. The statute of limitations related to the tax indemnities expired in October 2020; therefore, this receivable is no longer warranted.
Other
A member of our board of directors is a partner at a law firm that has provided legal services to the Company. Fees incurred for such services were approximately $0.1 million, $0.4 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 8 — ACCRUED AND OTHER LIABILITIES
The components of accrued and other liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Project development activities	3,228	3,851
Payroll and compensation	9,454	18,773
Accrued taxes	1,057	1,018
Professional services (e.g., legal, audit)	1,004	2,906
Warrant liabilities	3,774	—
Lease liabilities	1,950	3,729
Other	1,536	2,726
Total accrued and other liabilities	$22,003	$33,003

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — BORROWINGS
The following tables summarize the Company’s borrowings as of December 31, 2020, and December 31, 2019 (in thousands):

	December 31, 2020
	Principal repayment obligation	Unamortized DFC and discounts	Carrying value
2020 Unsecured Note	$16,000	$(2,376)	$13,624
2019 Term Loan, due March 2022 (a, b)	43,217	(4,942)	38,275
2018 Term Loan, due September 2021	60,000	(805)	59,195
Total borrowings	$119,217	$(8,123)	$111,094

	December 31, 2019
	Principal repayment obligation and other fees	Unamortized DFC and discounts	Carrying value
2019 Term Loan, due March 2022 (a, c)	$84,955	$(6,427)	$78,528
2018 Term Loan, due September 2021	60,000	(1,879)	58,121
Total borrowings	$144,955	$(8,306)	$136,649

(a) Maturity date amended as part of the Fourth Amendment to the 2019 Term Loan.
(b) Includes paid-in-kind interest on the 2019 Term Loan of $3.3 million.
(c) Includes paid-in-kind interest on the 2019 Term Loan of $1.8 million as well as a final payment fee equal to 20% of the principal amount less financing costs and cash interest amounts paid.
2020 Senior Unsecured Note
On April 29, 2020, we issued a zero coupon $56.0 million face amount senior unsecured note (the “2020 Unsecured Note”) to an unrelated third party. Net proceeds raised from the 2020 Unsecured Note were approximately $47.4 million, after deducting approximately $2.6 million in fees and $6.0 million in original issue discount. The 2020 Unsecured Note is required to be repaid in installments on the first day of every month, and these repayments began on June 1, 2020. As of December 31, 2020, we repaid $40.0 million of the 2020 Unsecured Note. The remaining repayments are scheduled as follows (in thousands):

Period	Periodic Amount	Total
January 1, 2021 – April 1, 2021	$4,000	$16,000
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock based on a formula defined in the 2020 Unsecured Note. We may prepay the 2020 Unsecured Note in whole or in part from time to time without premium or penalty.
2019 Term Loan
On May 23, 2019, Driftwood Holdings LP (“Driftwood Holdings”), a wholly owned subsidiary of the Company, entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million. On July 16, 2019, the principal amount was increased by an additional $15.0 million after certain criteria stipulated in the 2019 Term Loan agreement were met. Borrowings under the 2019 Term Loan bore a fixed annual interest rate of 12%, of which 4% could be added to the outstanding principal as paid-in-kind interest at the end of each reporting period. In addition to the fixed annual interest rate, upon maturity or early repayment of the 2019 Term Loan, Driftwood Holdings was also obligated to pay to the lender a fee equal to 20% of the principal amount borrowed less financing costs and cash interest paid (the “Final Payment Fee”). We issued to the lender a warrant to purchase approximately 1.5 million shares of our common stock at $10.00 per share (the “Original Warrant”). Fees associated with entering into the 2019 Term Loan of approximately $2.2 million have been capitalized as deferred financing costs.
On February 28, 2020, Driftwood Holdings entered into an amendment (the “First Amendment”) to the 2019 Term Loan which allowed us to enter into a land lease for the Driftwood Project. There was no financial statement impact as a result of the First Amendment.
On March 23, 2020, Driftwood Holdings entered into a second amendment (the “Second Amendment”) to the 2019 Term Loan. The Second Amendment, among other things, modified the 2019 Term Loan as follows:
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
Upon entering into the Second Amendment, we repaid a portion of the outstanding principal and issued approximately 11.0 million shares of our common stock in exchange for cancellation of the Final Payment Fee and all accrued paid-in-kind interest through March 22, 2020 of approximately $11.0 million. Further, as part of the Second Amendment, the Original Warrant was replaced with a new warrant (the “Replacement Warrant”).
On April 28, 2020, Driftwood Holdings entered into a third amendment (the “Third Amendment”) to the 2019 Term Loan, in order to seek the lender’s consent with specific operational needs. As part of the Third Amendment, we issued to the lender a common stock purchase warrant (the “Third Amendment Warrant”). On September 21, 2020, Driftwood Holdings entered into a fourth amendment (the “Fourth Amendment”), which extended the maturity date of the 2019 Term Loan from November 23, 2021 to March 23, 2022.
In connection with the Second Amendment, Third Amendment and Fourth Amendment (collectively, the “Amendments”), we issued to the lender a total of approximately 9.3 million shares of our common stock to retire approximately $15.0 million of principal amount of the 2019 Term Loan and repaid in cash approximately $19.1 million of principal amount of the 2019 Term Loan.
The result of the Replacement and Third Amendment Warrants was an increase of approximately $6.0 million in the debt issuance discount associated with the 2019 Term Loan. Refer to Note 11, Stockholders’ Equity, for further details.
The Amendments were accounted for as debt modifications with no gain or loss recognized, and differences in fair value for amounts settled or paid were capitalized as part of the 2019 Term Loan debt issuance discount.
On December 2, 2020, we repaid $1.0 million of the outstanding principal due to the lender exercising a portion of the Replacement Warrant. See Note 11, Stockholders’ Equity, for further information.
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our use of proceeds from the 2018 Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself. At December 31, 2020, unused proceeds from the 2018 Term Loan totaled $3.4 million and were classified as Non-current restricted cash on our Consolidated Balance Sheets.
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
Covenant Compliance
As of December 31, 2020, the Company was in compliance with all covenants under its credit agreements. Refer to Note 6, Financial Instruments, for details of hedging transactions, as of and for the period ended December 31, 2020, entered into as required by the 2018 Term Loan described above.
Fair Value
As of December 31, 2020, the fair value of the 2020 Unsecured Note, on a discounted cash flow basis, was approximately $15.8 million as the 2020 Unsecured Note effective interest rate was higher than current market levels. As of December 31, 2020, the fair value of the 2019 Term Loan, on a discounted cash flow basis, was approximately $47.6 million as the 2019 Term Loan effective interest rate was higher than current market levels. As of December 31, 2020, the fair value of the 2018 Term Loan, on a discounted cash flow basis, was approximately $60.6 million as the 2018 Term Loan effective interest rate was higher than current market levels. The 2020 Unsecured Note, 2019 Term Loan and 2018 Term Loan represent Level 3 instruments in the fair value hierarchy.
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
NOTE 11 — STOCKHOLDERS’ EQUITY
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on the Nasdaq. For the year ended December 31, 2020, we issued approximately 43.7 million shares of our common stock under our at-the-market program for net proceeds of approximately $53.8 million. As of December 31, 2020, we had remaining availability under the at-the-market program to raise aggregate gross sales proceeds of up to approximately $333.8 million. See Note 17, Subsequent Events, for further information.
Common Stock Issuances
On February 11, 2020, we sold approximately 2.1 million shares of our common stock in a registered direct offering at a price of $6.36 per share. Net proceeds from this offering, after deducting fees and expenses, were approximately $13.1 million. Additionally, on July 24, 2020, we completed a registered direct offering pursuant to which we sold 35.0 million shares of our common stock at an offering price of $1.00 per share. Net proceeds from this transaction were approximately $32.8 million.
In June 2018, we sold 12.0 million shares of common stock for proceeds of approximately $115.2 million, net of approximately $3.6 million in fees and commissions. The underwriters were granted an option to purchase up to an additional 1.8 million shares of common stock within 30 days, which was not exercised. In January 2018, and in connection with a common stock issuance in December 2017, the underwriters exercised their option to purchase an additional 1.5 million shares of our common stock for proceeds of approximately $14.5 million, net of approximately $0.5 million in fees and commissions.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Purchase Warrants
2020 Unsecured Note
As discussed in Note 9, Borrowings, on April 29, 2020 (the “Issuance Date”), in conjunction with the issuance of the 2020 Unsecured Note, we issued a warrant providing the lender with the right to purchase up to 20.0 million shares of our common stock at $1.542 per share. The Unsecured Warrant, which vested on the Issuance Date, was not exercisable until October 29, 2020 and will expire five years after it became exercisable. The Unsecured Warrant was valued using a Black-Scholes option pricing model that resulted in a relative fair value of approximately $16.1 million on the Issuance Date and is not subject to subsequent remeasurement. The Unsecured Warrant has been classified as equity and is recognized within Additional paid-in capital on our Consolidated Balance Sheets. The Unsecured Warrant has been excluded from the computation of diluted loss per share because including it in the computation would have been antidilutive for the periods presented.
2019 Term Loan
As discussed in Note 9, Borrowings, we have entered into four amendments to the 2019 Term Loan. Pursuant to the Second Amendment, we replaced the previously issued Original Warrant, which provided the lender with the right to purchase up to 1.5 million shares of our common stock at $10.00 per share, with the Replacement Warrant, which provides the lender with the right to purchase 9.0 million shares of our common stock at $1.00 per share. Pursuant to the Third Amendment, we issued the Third Amendment Warrant, which provides the lender with the right to purchase approximately 4.7 million shares of our common stock at $1.542 per share. The Third Amendment Warrant expires five years after the date of the Third Amendment. Half of the Third Amendment Warrant vested immediately, but was not exercisable until October 29, 2020, and the remaining half vested, and became exercisable, on October 29, 2020.
The aggregate number of unvested shares of our common stock provided to the lender under the Replacement Warrant and the Third Amendment Warrant will be reduced proportionately as a result of any partial repayment of the 2019 Term Loan principal and, in the event the outstanding balance of the 2019 Term Loan is repaid in full, any unvested tranches will be canceled as of the date of such repayment. As of December 31, 2020, the aggregate number of unvested shares of our common stock provided to the lender under the Replacement Warrant and the Third Amendment Warrant has been reduced by approximately 2.4 million shares due primarily to partial repayments of the outstanding principal balance.
The Replacement Warrant expires five years after the date of the Second Amendment and vests as follows (in thousands):

Vesting	Number of Shares
Immediately	3,000
March 23, 2021	1,924
June 23, 2021	1,924
Total	6,848
On December 2, 2020, the lender purchased 1.0 million shares of our common stock for proceeds of $1.0 million under the terms of the Replacement Warrant. See Note 17, Subsequent Events, for further information.
The Replacement Warrant was valued using a Black-Scholes option pricing model that resulted in a fair value of approximately $3.6 million on the date of the Second Amendment. The difference between the fair values of the Original Warrant and the Replacement Warrant was an increase of approximately $0.3 million and has been classified as equity and recognized within Additional paid-in capital on our Consolidated Balance Sheets. However, as the total number of warrants was no longer fixed, approximately $2.4 million was recognized as a liability on the date of the Second Amendment. This liability is remeasured every period end while it remains unvested, and if the vesting event occurs, the applicable portion of the liability will be remeasured on said vesting date and reclassified to equity. As of December 31, 2020, we had recognized approximately $3.8 million within Accrued and other liabilities on our Consolidated Balance Sheets associated with the Replacement Warrant. For the year ended December 31, 2020, we recognized an unrealized loss of approximately $1.4 million within Other income, net, on our Consolidated Statement of Operations due to the remeasurement of the unvested portion of the Replacement Warrant.
The Third Amendment Warrant was valued using a Black-Scholes option pricing model that resulted in a fair value of approximately $5.7 million on the date of the Third Amendment. As only half of the Third Amendment Warrant had vested on the date of the Third Amendment, and was therefore fixed, approximately $2.9 million was classified as equity and recognized within Additional paid-in capital on our Consolidated Balance Sheets. The remaining approximately $2.8 million did not meet the fixed-for-fixed criteria for equity classification, and was recognized as a liability on the date of the Third Amendment. This liability was remeasured every period end while it remained unvested. On October 29, 2020, the remaining half of the Third

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amendment Warrant vested and approximately $1.1 million was reclassified to equity. We recognized a realized gain of approximately $1.7 million within Other income, net, on our Consolidated Statement of Operations due to the remeasurement of the Third Amendment Warrant.
The Replacement Warrant and Third Amendment Warrant have been excluded from the computation of diluted loss per share because including it in the computation would have been antidilutive for the periods presented.
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
NOTE 12 — SEVERANCE AND REORGANIZATION
We implemented a cost reduction and reorganization plan during the first quarter of 2020 due to the sharp decline in oil and natural gas prices as well as the negative economic effects of the COVID-19 pandemic. We have satisfied all amounts owed to former employees and incurred approximately $6.4 million of severance and reorganization charges during the year ended December 31, 2020 due to reductions in workforce. The charges are presented within the caption Severance and reorganization charges on our Consolidated Statements of Operations.
Employee Retention Plan
In July 2020, the Company’s Board of Directors approved an employee retention incentive plan (the “Employee Retention Plan”) aggregating $12.0 million. The Employee Retention Plan vests in four equal installments upon the attainment of a ten-day average closing price of the Company’s common stock above $2.25, $3.25, $4.25 and $5.25 (the “Stock Performance Targets”). Subject to continued employment, the Employee Retention Plan’s awards are payable over a period of twelve months commencing with the later of (i) the first month following the month in which the applicable Stock Performance Target is attained, and (ii) June 2021. The Employee Retention Plan will expire if the Stock Performance Targets are not attained by March 31, 2022.
No accrual has been made in the accompanying consolidated financial statements for the Employee Retention Plan as amounts are contingent on the occurrence of future events and service.
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
For the years ended December 31, 2020, 2019 and 2018, Tellurian recognized approximately $2.7 million, $4.2 million and $5.1 million, respectively, of share-based compensation expense related to all share-based awards. As of December 31, 2020, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $203.2 million.
Restricted Stock
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of certain restricted stock units, the units will be converted into shares of common stock and released to the grantee. In March 2018, we began issuing phantom units that may be settled in either cash, stock or a combination thereof. As of December 31, 2020, there was no Restricted Stock that would be required to be settled in cash.
As of December 31, 2020, we had approximately 29.6 million shares of performance-based Restricted Stock outstanding, of which approximately 19.3 million shares will vest entirely based upon an affirmative FID by the Company’s

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
board of directors, as defined in the award agreements, and approximately 9.6 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.7 million shares, will vest based on other criteria. As of December 31, 2020, no expense had been recognized in connection with performance-based Restricted Stock.
As of December 31, 2020, we had approximately 5.4 million shares of time-based Restricted Stock outstanding. They primarily represent the settlement of the 2019 employee bonuses, which were included in our accrued liabilities balance as of December 31, 2019, and will vest in their entirety during 2021.
The fair value of the Restricted Stock was established by the market price on the date of grant and, for service-based awards, is being recognized as compensation expense ratably over the vesting term. Further, the approximately 35.0 million shares of performance-based and time-based Restricted Stock have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
The following table provides a summary of our Restricted Stock transactions for the year ended December 31, 2020 (shares and units in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	24,625	$7.56
Granted (1)	20,061	1.17
Vested	(9,197)	1.27
Forfeited	(528)	7.72
Unvested at December 31, 2020	34,961	5.78
(1) The weighted-average per share grant date fair value of Restricted Stock granted during the years ended December 31, 2019 and 2018 was $8.53 and $11.02, respectively.
The total grant date fair value of restricted stock vested during the years ended December 31, 2020, 2019 and 2018 was approximately $11.7 million, $1.2 million and $2.5 million, respectively.
Stock Options
Participants in the 2016 Plan have been granted non-qualified options to purchase shares of common stock. Stock options are granted at a price not less than the market price of the common stock on the date of grant. The following table provides a summary of our stock option transactions for the year ended December 31, 2020 (stock options in thousands):

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	1,901	$10.32
Granted (1)	10,000	4.50
Exercised	—	—
Forfeited or expired	(546)	10.32
Outstanding at December 31, 2020	11,355	$5.19
Exercisable at December 31, 2020	1,355	$10.32
(1) The weighted-average grant date per option fair value was $0.70.
The stock options that were granted to a recipient during the year ended December 31, 2020, vest and become exercisable upon the achievement of both triggers as follows (stock options in thousands):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Trigger (1)	Stock Price Trigger (2)	Amount
December 15, 2021	$3.50	3,333
December 15, 2022	$4.50	3,333
December 15, 2023	$5.50	3,334
		10,000

(1) Satisfied through continued employment or other service to the Company through the designated date.
(2) Satisfied upon the Company’s common stock price closing at a price per share at or equal to the designated closing price for any ten consecutive trading days.
The stock options granted during the year ended December 31, 2020, expire on the fifth anniversary of the date of its grant. There were no stock options granted during the years ended December 31, 2019 or 2018.
The fair value of each stock option awarded in 2020 was estimated using a Monte Carlo simulation and, due to the service trigger, is being recognized as compensation expense ratably over the vesting term. Valuation assumptions used to value stock options granted during the year ended December 31, 2020 were as follows:

Expected volatility	113.6%
Expected dividend yields	—%
Risk-free rate	0.4%
Due to our limited history, the expected volatility is based on a blend of our historical annualized volatility and the implied volatility utilizing options quoted or traded. The expected dividend yield is based on historical yields on the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.
There were approximately zero, 7 thousand and zero stock options exercised during the years ended December 31, 2020, 2019 and 2018, respectively. Further, the approximately 11.4 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 14 — INCOME TAXES
Income tax benefit (provision) included in our reported net loss consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	190
Total Current	—	—	190
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	—
Total income tax benefit (provision)	$—	$—	$190
The sources of loss from operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(202,831)	$(139,654)	$(115,137)
Foreign	(7,865)	(12,113)	(10,798)
Total loss before income taxes	$(210,696)	$(151,767)	$(125,935)
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019	2018
Income tax benefit (provision) at U.S. statutory rate	$44,246	$31,871	$26,446
Share-based compensation	—	—	—
Impairment	—	—	—
Change in U.S. tax rate	—	—	—
Change in valuation allowance due to change in U.S. tax rate	—	—	—
U.S. state tax	8,563	7,529	7,955
Change in valuation allowance	(49,802)	(38,953)	(32,086)
Other	(3,007)	(447)	(2,125)
Total income tax benefit (provision)	$—	$—	$190
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Capitalized engineering costs	$45,865	$27,705
Capitalized start-up costs	16,361	17,747
Compensation and benefits	4,475	3,478
Property, plant and equipment	10,569	—
Lease liability	5,977	—
Net operating loss carryforwards and credits:
Federal	68,515	60,469
State	11,449	9,700
Foreign	5,242	4,087
Other, net	3,329	6,247
Deferred tax assets	171,782	129,433
Less valuation allowance	(171,782)	(121,980)
Deferred tax assets, net of valuation allowance	—	7,453

Deferred tax liabilities
Property and equipment	—	(7,453)
Net deferred tax assets	$—	$—
As of December 31, 2020, we had federal, state and international net operating loss (“NOL”) carryforwards of $306.6 million, $220.1 million and $29.1 million, respectively. Approximately $245.3 million of these NOLs have an indefinite carryforward period. All other NOLs will expire between 2036 and 2037.
Due to our historical losses and other available evidence related to our ability to generate taxable income, we have established a valuation allowance to fully offset our federal, state and international deferred tax assets as of December 31, 2020 and 2019. We will continue to evaluate the realizability of our deferred tax assets in the future. The increase in the valuation allowance was $49.8 million for the year ended December 31, 2020.
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
As of December 31, 2020, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We are subject to tax in the U.S. and various state and foreign jurisdictions. We are not currently under audit by any taxing authority. Federal and state tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.
Pursuant to ASC 740-30-25-17, the Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of December 31, 2020, the Company has not recorded any deferred taxes on unremitted earnings as the Company has no undistributed earnings and profits. If circumstances change in the foreseeable future and it becomes apparent that some or all of the undistributed earnings and profits will not be reinvested indefinitely, or will be remitted in the foreseeable future, a deferred tax liability will be recorded for some or all of the outside basis difference.
NOTE 15 — LEASES
Finance Leases
Our land leases are classified as financing leases and include one or more options to extend the lease term for up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be exercised, and that our termination rights will not be exercised, and we have, therefore, included those assumptions within our right of use assets and corresponding lease liabilities. As of December 31, 2020, the weighted-average remaining lease term for our financing leases was approximately fifty years. As none of our finance leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at December 31, 2020, was approximately 13%.
As of December 31, 2020, our financing leases had a corresponding right of use asset of approximately $20.0 million, which is recognized within Property, plant and equipment, net, and a total lease liability of approximately $13.5 million, which is recognized in Other non-current liabilities. For the years ended December 31, 2020 and 2019, our finance lease costs, which are associated with the interest on our lease liabilities, were approximately $1.7 million and $0.2 million, respectively, of which approximately $1.1 million had been paid as of December 31, 2020. For the years ended December 31, 2020 and 2019, we paid approximately $2.9 million and $2.2 million, respectively, in cash for amounts included in the measurement of finance lease liabilities, all of which are presented within the finance section of our cash flows.
Operating Leases
Our office space leases are classified as operating leases and include one or more options to extend the lease term up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As of December 31, 2020, our weighted-average remaining lease term for our operating leases was approximately six years. As none of our operating leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at December 31, 2020, was approximately 8%.
As of December 31, 2020, our operating leases had a corresponding right of use asset of approximately $11.9 million, which is recognized within Other non-current assets, and a total lease liability of approximately $13.7 million which is recognized within Accrued and other liabilities (approximately $1.9 million) and Other non-current liabilities (approximately $11.8 million). For the years ended December 31, 2020, 2019 and 2018, our operating lease costs were $2.7 million, $3.6 million and $3.2 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we paid approximately $2.8 million, $3.2 million and $2.2 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of December 31, 2020 (in thousands):

	Operating	Finance
2021	$2,969	$1,826
2022	3,006	1,826
2023	3,044	1,826
2024	3,081	1,826
2025	3,119	1,826
After 2025	1,860	82,368
Total lease payments	$17,079	$91,498
Less: discount	3,423	77,989
Present value of lease liability	$13,656	$13,509

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Year Ended December 31,
	2020	2019	2018
Accounts receivable	$506	$(3,508)	$(958)
Prepaid expenses and other current assets	6,915	1,147	(431)
Accounts payable	(1,069)	(699)	7,776
Accounts payable due to related parties (Note 7 )	910	—	—
Accrued liabilities	(6,842)	18,167	15,475
Other, net	(1,986)	(3,929)	(11,342)
Net changes in working capital	$(1,566)	$11,178	$10,520
The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2020	2019	2018
Non-cash accruals of property, plant and equipment and other non-current assets	8,370	11,759	8,630
Non-cash settlement of Final Payment Fee (Note 9)	8,539	—	—
Future proceeds from sale of Magellan Petroleum UK	—	1,384	—
Tradable equity securities	—	5,069	—
Non-cash settlement of withholding taxes associated with the 2019, 2018 and 2017 bonus paid and vesting of certain awards, respectively	1,659	6,686	5,733
Non-cash settlement of the 2019, 2018 and 2017 bonus paid, respectively	7,602	18,396	15,202
Asset retirement obligation additions and revisions	—	182	115
The statement of cash flows for the year ended December 31, 2020 reflects approximately $78.5 million and $2.1 million in non-cash movements related to the 2019 Term Loan and the Replacement Warrant, respectively. The statement of cash flows for the year ended December 31, 2019 reflects a $0.4 million non-cash movement for funds deposited in escrow in December 2018 that were cleared in March 2019 for the purchase of land.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$78,297	$64,615	$133,714
Non-current restricted cash	3,440	3,867	49,875
Total cash, cash equivalents and restricted cash in the statement of cash flows	$81,737	$68,482	$183,589
NOTE 17 — SUBSEQUENT EVENTS
At-the-Market Program
After December 31, 2020, and through the date of this filing, we issued 25.6 million shares of common stock under our at-the-market equity offering program for total proceeds of approximately $57.2 million, net of approximately $1.8 million in fees and commissions. As of February 9, 2021, we have remaining capacity under our at-the-market program to raise aggregate gross sales proceeds of approximately $274.9 million.
2018 Term Loan Repayment
After December 31, 2020, we voluntarily repaid approximately $43.0 million of the 2018 Term Loan outstanding principal utilizing the cash generated and held by Production Holdings.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exercises of Common Stock Purchase Warrants
After December 31, 2020, the holder of the Replacement and Third Amendment Warrants purchased approximately 6.0 million shares of our common stock for aggregate exercise price proceeds of approximately $8.2 million. We utilized the proceeds received to repay $5.6 million of the 2019 Term Loan outstanding principal.

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
Table I — Capitalized Costs Related to Natural Gas Producing Activities
Capitalized costs related to Tellurian’s natural gas producing activities are summarized as follows (in thousands):

	December 31,
	2020	2019	2018
Proved properties	$62,718	$142,494	$101,459
Unproved properties	—	—	10,204
Gross capitalized costs	62,718	142,494	111,663
Accumulated DD&A	(37,639)	(21,010)	(1,335)
Net capitalized costs	$25,079	$121,484	$110,328
Table II — Costs Incurred in Exploration, Property Acquisitions and Development
Costs incurred in natural gas property acquisition (inclusive of producing well costs), exploration and development activities are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Property acquisitions:
Proved	$1,307	$45,484	$13,261
Unproved	—	—	204
Exploration costs	—	—	—
Development	—	800	2,104
Costs incurred	$1,307	$46,284	$15,569
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

	Year Ended December 31,
	2020	2019	2018
Natural gas sales	$30,441	$28,774	$4,423
Operating costs	15,814	14,923	11,251
Depreciation, depletion and amortization	16,703	19,736	1,228
Impairment charge	81,065	—	2,699
Total operating costs and expenses	113,582	34,659	15,178
Results of operations	$(83,141)	$(5,885)	$(10,755)
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
The estimates of our proved reserves as of December 31, 2020, 2019 and 2018 have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum consultants.

	Gas (MMcf)	Condensate (Mbbl)	Gas Equivalent (MMcfe)
Proved reserves:
December 31, 2017	327,118	10	327,180
Extensions, discoveries and other additions	22,481	—	22,481
Revisions of previous estimates	(84,061)	(2)	(84,072)
Production	(1,399)	(1)	(1,405)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	715	—	715
December 31, 2018	264,854	7	264,899
Extensions, discoveries and other additions	12,848	—	12,848
Revisions of previous estimates	4,737	(6)	4,696
Production	(13,901)	(1)	(13,905)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	—	—	—
December 31, 2019	268,538	—	268,538
Extensions, discoveries and other additions	—	—	—
Revisions of previous estimates	(152,132)	—	(152,132)
Production	(16,898)	—	(16,898)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	—	—	—
December 31, 2020	99,508	—	99,508
Proved developed reserves:
December 31, 2018	17,522	7	17,567
December 31, 2019	30,699	—	30,699
December 31, 2020	26,593	—	26,593
Proved undeveloped reserves:
December 31, 2018	247,332	—	247,332
December 31, 2019	237,839	—	237,839
December 31, 2020	72,915	—	72,915
2019 to 2020 Changes
•Had total negative revisions of approximately 152 Bcfe, comprised primarily of a 149 Bcfe negative revision due to the downturn in commodity prices and a 17 Bcfe negative revision from the loss of leases. These downward revisions were offset by a 14 Bcfe positive revision due to improved well performance.
PUD Changes
•Had total negative revisions of approximately 165 Bcfe, comprised of a 148 Bcfe negative revision due to the downturn in commodity prices and a 17 Bcfe negative revision from lease expirations.
2018 to 2019 Changes
•Added approximately 13 Bcfe of proved reserves, comprised of 12 Bcfe from additional proved undeveloped locations and 1 Bcfe from drilling activities.

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Had total positive revisions of approximately 4 Bcfe, comprised of a 4 Bcfe negative revision due to prices, a 2 Bcfe negative revision from changes in operating expenses, a 9 Bcfe positive revision from well performance and a 1 Bcfe positive revision from changes in ownership.
PUD Changes
•Converted approximately 29 Bcfe to proved developed reserves.
•Added approximately 12 Bcfe from additional proved undeveloped locations.
•Had total positive revisions of approximately 8 Bcfe, comprised primarily of a 9 Bcfe positive revision from well performance, a 2 Bcfe negative revision due to prices and a 1 Bcfe positive revision from changes in ownership.
2017 to 2018 Changes
•Added approximately 22 Bcfe of proved reserves, comprised primarily of 19 Bcfe from additional proved undeveloped locations as a result of a more detailed analysis from an updated development plan and a 3 Bcfe increase from drilling activities.
•Had negative revisions of approximately 85 Bcfe, comprised primarily of 59 Bcfe as a result of newly acquired 3D seismic data indicating additional geological faulting risks, which led to a reduction in proved undeveloped locations and some lateral lengths, 14 Bcfe, net, from changes in estimating lateral lengths of proved undeveloped locations as a result of more detailed analysis from an updated development plan, and 12 Bcfe due to loss of leases.
•Recorded positive revisions of approximately 1 Bcfe due to an increase in commodity prices.
•Acquired approximately 1 Bcfe of proved reserves through minor interest acquisitions.
Table V — Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas Reserves
ASC 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Tellurian has followed these guidelines, which are briefly discussed below.
Future cash inflows and future production and development costs as of December 31, 2020, 2019 and 2018 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of natural gas and condensate to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on the continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates, including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following summary sets forth our future net cash flows relating to proved natural gas and condensate reserves based on the standardized measure (in thousands):

	Year Ended December 31,
	2020	2019	2018
Future cash inflows	$132,563	$534,577	$676,454
Future production costs	(34,624)	(102,268)	(105,341)
Future development costs	(71,557)	(287,111)	(264,239)
Future income tax provisions	—	(6,612)	(54,564)
Future net cash flows	26,382	138,586	252,310
Less effect of a 10% discount factor	(19,497)	(85,415)	(106,499)
Standardized measure of discounted future net cash flows	$6,885	$53,171	$145,811
Table VI — Changes in Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas Reserves

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the changes in the standardized measure of discounted future net cash flows (in thousands):

December 31, 2017	$88,202
Sales and transfers of gas and condensate produced, net of production costs	(1,773)
Net changes in prices and production costs	27,530
Extensions, discoveries, additions and improved recovery, net of related costs	13,334
Development costs incurred	545
Revisions of estimated development costs	9,663
Revisions of previous quantity estimates	12,991
Accretion of discount	11,112
Net change in income taxes	(9,472)
Purchases of reserves in place	844
Sales of reserves in place	—
Changes in timing and other	(7,165)
December 31, 2018	$145,811
Sales and transfers of gas and condensate produced, net of production costs	(21,704)
Net changes in prices and production costs	(134,366)
Extensions, discoveries, additions and improved recovery, net of related costs	2,019
Development costs incurred	23,485
Revisions of estimated development costs	6,165
Revisions of previous quantity estimates	(12,660)
Accretion of discount	17,821
Net change in income taxes	28,316
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	(1,716)
December 31, 2019	$53,171
Sales and transfers of gas and condensate produced, net of production costs	(20,211)
Net changes in prices and production costs	(58,136)
Extensions, discoveries, additions and improved recovery, net of related costs	—
Development costs incurred	—
Revisions of estimated development costs	—
Revisions of previous quantity estimates	26,133
Accretion of discount	5,725
Net change in income taxes	4,077
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	(3,874)
December 31, 2020	$6,885

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY BALANCE SHEETS
(in thousands, except share and per share)

	Year Ended December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$6,719	$—
Prepaids and other	80	214
Loan note receivable from a subsidiary	606,859	499,504
Investments in subsidiaries	—	—
Property, plant and equipment, net	—	—
Total assets	$613,658	$499,718

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$49	$939
Accrued liabilities	783	1,725
Borrowings	13,624	—
Payables due to subsidiaries	490,112	330,769
Total liabilities	504,568	333,433

Equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 and 400,000,000 authorized: 354,315,739 and 242,207,522 shares outstanding, respectively	3,309	2,211
Additional paid-in capital	922,042	769,639
Accumulated deficit	(816,322)	(605,626)
Total stockholders’ equity	109,090	166,285
Total liabilities and stockholders’ equity	$613,658	$499,718

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Total revenues	$—	$—	$—

Operating costs and expenses:
Cost of sales	—	—	93
Development expenses	6,804	11,047	2,487
General and administrative expenses	12,636	20,498	4,618
Goodwill impairment	—	—	—
Total operating costs and expenses	19,440	31,545	7,198

Other income, net	49,863	63,090	—
Interest expense	(22,385)	—	2

Income (Loss) from operations before income taxes and equity in losses of subsidiaries	8,038	31,545	(7,200)
Income tax benefit (provision)	—	—	—
Net loss from operations before equity in losses of subsidiaries	$8,038	$31,545	$(7,200)
Equity in losses of subsidiaries, net of tax	$(218,734)	$(183,312)	$(118,545)
Net loss	$(210,696)	$(151,767)	$(125,745)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELLURIAN INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net cash provided (used) by operating activities	(99,685)	6,686	(123,976)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Proceeds from the issuance of common stock	103,664	—	133,800
Equity offering costs	(3,989)	—	(4,090)
Proceeds from borrowings	50,000	—	—
Borrowings issuance costs	(2,612)	—	—
Borrowings principal repayments	(40,000)	—	—
Proceeds from warrants exercise	1,000	—	—
Tax payments for net share settlement of equity awards	(1,659)	(6,686)	(5,734)
Net cash provided (used) by financing activities	106,404	(6,686)	123,976

Net increase (decrease) in cash and cash equivalents	6,719	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$6,719	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I — CONTINUED
TELLURIAN INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
Tellurian Inc. is a Delaware corporation based in Houston, Texas (“Tellurian”), which wholly owns Driftwood LP Holdings LLC (“Driftwood LP Holdings”), which in turn wholly owns Driftwood Holdings LP (“Driftwood Holdings”).
These condensed parent company financial statements reflect the activity of Tellurian as the parent company to Driftwood Holdings and have been prepared in accordance with Rules 5-04 and 12-04 of Regulation S-X, as the restricted net assets of Driftwood Holdings exceeds 25% of the consolidated net assets of Tellurian. This information should be read in conjunction with the consolidated financial statements of Tellurian included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Octávio Simões, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Kian Granmayeh, the Company’s Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We made no changes in our internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the U.S. We make modifications to improve the design and effectiveness of our disclosure controls and may take other corrective action if our reviews identify deficiencies or weaknesses in our controls.
Management’s Annual Report on Internal Control Over Financial Reporting
The management report called for by Item 308(a) of Regulation S-K is set forth in Item 8 of Part II of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Pursuant to Section 13(r) of the Exchange Act, if during the year ended December 31, 2020, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our annual report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the U.S. by non-U.S. entities in compliance with applicable law. During the year ended December 31, 2020, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Total Delaware, Inc. and TOTAL S.A. have beneficial ownership of approximately 12% of the outstanding Tellurian common stock. Total Delaware, Inc. has the right to designate for election one member of Tellurian’s Board of Directors. Total Delaware, Inc. will retain this right for so long as its percentage ownership of Tellurian voting stock is at least 10%. On March 20, 2020, TOTAL S.A. included information in its Annual Report on Form 20-F for the year ended December 31, 2019 (the “Total 2019 Annual Report”) regarding activities during 2019 that require disclosure under the ITRSHRA. The relevant disclosures were reproduced in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 4, 2020 and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the Total 2019 Annual Report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 30, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 30, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 30, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 30, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 30, 2021.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:
1.Financial Statements. Tellurian’s consolidated financial statements are included in Item 8 of Part II of this report. Reference is made to the accompanying Index to Financial Statements.
2.Financial Statement Schedules. Our financial statement schedules filed herewith are set forth in Item 8 of Part II of this report as follows: Schedule I — Condensed Financial Information of Registrant Tellurian Inc. All valuation and qualifying accounts schedules was omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedule.
3.Exhibits. The exhibits listed below are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

Exhibit No.	Description
1.1‡
Amended and Restated Distribution Agency Agreement, dated as of January 21, 2020, by and between Tellurian Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

1.2
Distribution Agency Agreement, dated as of March 2, 2020, among Tellurian Inc., Raymond James & Associates, Inc. and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020)

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

3.1.2	Certificate of Designations of Series C Convertible Preferred Stock of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2018)
3.2	Amended and Restated Bylaws of Tellurian Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
4.1*	Description of Capital Stock
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

4.4*	Warrant to Purchase Common Stock, dated as of April 29, 2020, issued to HT Investments MA LLC
4.5
Amended and Restated Warrant to Purchase Common Stock, dated as of September 21, 2020, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2020)

4.6
Second Amended and Restated Common Stock Purchase Warrant, dated as of September 21, 2020, issued to Nineteen77 Capital Solutions A LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020)

10.1
Voting Agreement, dated as of January 3, 2017, by and among Magellan Petroleum Corporation, Tellurian Investments Inc., Total Delaware, Inc., Charif Souki, the Souki Family 2016 Trust and Martin Houston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2017)

10.1.1
Amendment No. 1 to the Voting Agreement, dated as of July 10, 2019, by and among Tellurian Inc., Tellurian Investments LLC, Total Delaware, Inc., Charif Souki, the Souki 2016 Family Trust and Martin Houston (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.2
Pre-emptive Rights Agreement, dated as of May 10, 2017, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

Exhibit No.	Description
10.3††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.3.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.3.2††
Change Order CO-002, dated as of July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.3.3††
Change Order CO-003, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.3.4††
Change Order CO-004, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.3.5††
Change Order CO-005, executed on December 17, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.3.6††*
Change Order CO-006, executed on October 20, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.4††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.4.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.4.2††
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.4.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.4.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

Exhibit No.	Description
10.5††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.5.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.5.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.5.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.5.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.6††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.6.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.6.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.6.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.6.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.7
Common Stock Purchase Agreement, dated as of April 3, 2019, by and between Tellurian Inc. and Total Delaware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019)

10.8††
Equity Capital Contribution Agreement, dated as of July 10, 2019, by and between Driftwood Holdings LP and Total Delaware, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.9††
LNG Sale and Purchase Agreement, dated as of July 10, 2019, by and between Tellurian Trading UK Ltd and Total Gas & Power North America, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

Exhibit No.	Description
10.10
Form of Securities Purchase Agreement, dated as of February 11, 2020, by and between Tellurian Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2020)

10.11††
Securities Purchase Agreement, dated as of April 28, 2020, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.12
Form of Securities Purchase Agreement, dated as of July 22, 2020, by and between Tellurian Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2020)

10.13
Credit Agreement, dated as of September 28, 2018, by and among Tellurian Production Holdings LLC, as borrower, the lender parties thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.13.1
Omnibus Amendment and Consent, dated as of November 29, 2018, by and among Tellurian Production Holdings LLC, as borrower, the lender parties thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent and initial swap counterparty (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

10.13.2
Amendment No. 2 to Credit Agreement, dated as of May 6, 2019, by and among Tellurian Production Holdings LLC, as borrower, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.13.3
Amendment No. 3 to Credit Agreement, dated as of June 28, 2019, by and among Tellurian Production Holdings LLC, as borrower, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.13.4
Amendment No. 4 to Credit Agreement, dated as of December 23, 2019, by and among Tellurian Production Holdings LLC, as borrower, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.12.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.14
Credit and Guaranty Agreement, dated as of May 23, 2019, by and among Driftwood Holdings LLC, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.14.1
First Amendment to Credit and Guaranty Agreement, dated as of February 28, 2020, by and among Driftwood Holdings LP, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.14.2
Second Amendment to Credit and Guaranty Agreement, dated as of March 23, 2020, by and among Driftwood Holdings LP, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.14.3
Third Amendment to Credit and Guaranty Agreement, dated as of April 28, 2020, by and among Driftwood Holdings LLC, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 28, 2020)

10.14.4
Fourth Amendment to Credit and Guaranty Agreement, dated as of September 21, 2020, by and among Driftwood Holdings LP, as borrower, each of the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020)

10.15
Parent Guaranty, dated as of September 28, 2018, by and between Tellurian Inc., as guarantor, and J. Aron & Company LLC, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.16†
Employment Letter Agreement by and between Tellurian Investments Inc. and Meg A. Gentle, dated as of August 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.17†
Employment Letter Agreement by and between Tellurian Investments Inc. and R. Keith Teague, dated as of September 23, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

Exhibit No.	Description
10.18†
Employment Letter Agreement by and between Tellurian Services LLC and Daniel A. Belhumeur, dated as of September 23, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.19†
Employment Agreement, dated as of February 9, 2017, by and between Tellurian Services LLC and Antoine Lafargue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.20†
Employment Letter Agreement, by and between Tellurian Services LLC and Khaled Sharafeldin, dated as of January 9, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.21†	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.22†	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.23†	Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
10.23.1†
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

10.23.3†*	Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management)
10.23.4†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.23.5†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees) (Time-Based Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.23.6†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.23.7†
Form of Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.23.8†*	Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, dated December 15, 2020, by and between Tellurian Inc. and Charif Souki
10.24†	Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 13, 2017)
10.24.1†
Form of Restricted Stock Amendment Letter regarding the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.24.2†
Form of Notice of Grant and Restricted Stock Award Agreement pursuant to the 2016 Tellurian Investments Omnibus Incentive Plan (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.24.3†
Form of Amendment to Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.25†	Form of Construction Incentive Award Agreement (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018)
10.26†	Form of Construction Incentive Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)
10.27†	Form of Performance-based Retention Incentive Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)
21.1*	Subsidiaries of Tellurian Inc.
23.1*	Consent of Deloitte & Touche LLP

Exhibit No.	Description
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
99.2*	Summary Reserves Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	February 24, 2021	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	February 24, 2021	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Octávio M.C. Simões	Date:	February 24, 2021
President and Chief Executive Officer, Tellurian Inc. (as Principal Executive Officer)

/s/ L. Kian Granmayeh	Date:	February 24, 2021
L. Kian Granmayeh, Chief Financial Officer, Tellurian Inc. (as Principal Financial Officer)

/s/ Khaled A. Sharafeldin	Date:	February 24, 2021
Khaled A. Sharafeldin, Chief Accounting Officer, Tellurian Inc. (as Principal Accounting Officer)

/s/ Charif Souki	Date:	February 24, 2021
Charif Souki, Director and Executive Chairman, Tellurian Inc.

/s/ Martin J. Houston	Date:	February 24, 2021
Martin J. Houston, Director and Vice Chairman, Tellurian Inc.

/s/ Jean P. Abiteboul	Date:	February 24, 2021
Jean P. Abiteboul, Director, Tellurian Inc.

/s/ Diana Derycz-Kessler	Date:	February 24, 2021
Diana Derycz-Kessler, Director, Tellurian Inc.

/s/ Dillon J. Ferguson	Date:	February 24, 2021
Dillon J. Ferguson, Director, Tellurian Inc.

/s/ Jonathan S. Gross	Date:	February 24, 2021
Jonathan S. Gross, Director, Tellurian Inc.

/s/ Brooke A. Peterson	Date:	February 24, 2021
Brooke A. Peterson, Director, Tellurian Inc.

/s/ Don A. Turkleson	Date:	February 24, 2021
Don A. Turkleson, Director, Tellurian Inc.