Form 10-Q
period 2021-03-31
TELLURIAN INC. /DE/
filed 2021-05-05
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐ No ☒

    As of April 30, 2021, there were 409,630,935 shares of common stock, $0.01 par value, issued and outstanding.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$58,729	$78,297
Accounts receivable	3,584	4,500
Prepaid expenses and other current assets	1,411	2,105
Total current assets	63,724	84,902
Property, plant and equipment, net	59,671	61,257
Deferred engineering costs	110,626	110,499
Non-current restricted cash	3,443	3,440
Other non-current assets	32,806	32,897
Total assets	$270,270	$292,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,247	$23,573
Accounts payable due to related parties	450	910
Accrued and other liabilities	19,897	22,003
Borrowings	16,848	72,819
Total current liabilities	62,442	119,305
Long-term liabilities:
Borrowings	—	38,275
Other non-current liabilities	25,922	26,325
Total long-term liabilities	25,922	64,600

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 authorized: 401,037,076 and 354,315,739 shares outstanding, respectively	3,779	3,309
Additional paid-in capital	1,021,373	922,042
Accumulated deficit	(843,307)	(816,322)
Total stockholders’ equity	181,906	109,090
Total liabilities and stockholders’ equity	$270,270	$292,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2021	2020
Natural gas sales	$8,706	$8,217

Operating costs and expenses:
Cost of sales	2,406	2,879
Development expenses	8,141	11,183
Depreciation, depletion and amortization	2,652	5,832
General and administrative expenses	15,111	17,239
Severance and reorganization charges	—	5,505
Total operating costs and expenses	28,310	42,638
Loss from operations	(19,604)	(34,421)
Interest expense, net	(5,892)	(6,396)
Gain on extinguishment of debt, net	1,574	—
Other (expense) income, net	(3,063)	83
Loss before income taxes	(26,985)	(40,734)
Income tax	—	—
Net loss	$(26,985)	$(40,734)
Net loss per common share(1):
Basic and diluted	$(0.08)	$(0.18)
Weighted-average shares outstanding:
Basic and diluted	356,676	221,133

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Total shareholders’ equity, beginning balance	$109,090	$166,285

Preferred stock	61	61

Common stock:
Beginning balance	3,309	2,211
Common stock issuances	387	23
Share-based compensation, net(1)	23	—
Settlement of Final Payment Fee	—	110
Warrant exercises	60	—
Ending balance	3,779	2,344

Additional paid-in capital:
Beginning balance	922,042	769,639
Common stock issuances	88,776	13,238
Share-based compensation, net(1)	2,656	684
Share-based payments	—	111
Settlement of Final Payment Fee	—	9,036
Warrants issued in connection with Borrowings	—	(2,109)
Warrant exercises	8,117	—
Warrant cancellation	(218)	—
Ending balance	1,021,373	790,599

Accumulated deficit:
Beginning balance	(816,322)	(605,626)
Net loss	(26,985)	(40,734)
Ending balance	(843,307)	(646,360)

Total shareholders’ equity, ending balance	$181,906	$146,644

(1) Includes settlement of 2019 bonus that was accrued for in 2019.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,985)	$(40,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,652	5,832
Amortization of debt issuance costs, discounts and fees	3,061	3,231
Share-based compensation	1,571	683
Share-based payments	—	111
Interest elected to be paid-in-kind	508	130
Loss (gain) on financial instruments not designated as hedges	1,080	(101)
Net gain on extinguishment of debt	(1,574)	—
Other	(80)	1,163
Net changes in working capital (Note 15)	9,292	9,191
Net cash used in operating activities	(10,475)	(20,494)

Cash flows from investing activities:
Development of natural gas properties	(1,130)	(269)
Purchase of property, plant and equipment	(270)	—
Net cash used in investing activities	(1,400)	(269)

Cash flows from financing activities:
Proceeds from common stock issuances	91,929	13,324
Equity issuance costs	(2,766)	(63)
Borrowing principal repayments	(102,725)	(2,000)
Tax payments for net share settlement of equity awards (Note 15)	(2,305)	—
Proceeds from warrant exercises	8,177	—
Other	(1)	42
Net cash (used in) provided by financing activities	(7,691)	11,303

Net decrease in cash, cash equivalents and restricted cash	(19,566)	(9,460)
Cash, cash equivalents and restricted cash, beginning of period	81,738	68,482
Cash, cash equivalents and restricted cash, end of period	$62,172	$59,022
Supplementary disclosure of cash flow information:
Interest paid	$2,116	$2,905

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
Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The accompanying interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our Condensed Consolidated Financial Statements. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.
Liquidity
Our Condensed Consolidated Financial Statements were prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Condensed Consolidated Financial Statements, we have generated losses and negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues sufficient to satisfy our obligations and fund working capital needs.
We are planning to generate proceeds from our at-the-market program and have determined that it is probable that such proceeds will satisfy our obligations and fund our working capital needs for at least twelve months following the issuance of the financial statements. We also continue to evaluate generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions to fund our obligations and working capital needs.
Use of Estimates
    To conform with GAAP, we make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. Although these estimates and assumptions are based on our best available knowledge at the time, actual results may differ.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
    The components of prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$1,064	$1,156
Deposits	100	100
Derivative asset	—	843
Other current assets	247	6
Total prepaid expenses and other current assets	$1,411	$2,105

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is comprised of fixed assets, proved oil and natural gas properties and finance leases, as shown below (in thousands):

	March 31, 2021	December 31, 2020
Land	$14,180	$13,808
Proved properties	62,889	62,227
Wells in progress	603	492
Corporate and other	3,477	3,476
Total property, plant and equipment at cost	81,149	80,003
Accumulated DD&A	(41,396)	(38,764)
Right of use asset — finance leases	19,918	20,018
Total property, plant and equipment, net	$59,671	$61,257
Land
    We own land in Louisiana for the purpose of constructing the Driftwood Project.
NOTE 4 — DEFERRED ENGINEERING COSTS
    Deferred engineering costs of approximately $110.6 million, represent detailed engineering services related to the planned construction of the Driftwood terminal as of March 31, 2021. The balance in this account will be transferred to construction in progress upon reaching an affirmative FID by the Company’s Board of Directors.
NOTE 5 — OTHER NON-CURRENT ASSETS
    Other non-current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Land lease and purchase options	$6,040	$5,831
Permitting costs	13,345	13,092
Right of use asset — operating leases	11,469	11,884
Other	1,952	2,090
Total other non-current assets	$32,806	$32,897
Land Lease and Purchase Options
We hold lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage. Upon exercise of the Options, the leases are subject to maximum terms of 50 years (inclusive of various renewals, at the option of the Company). Costs of the Options will be amortized over the life of the lease once obtained, or capitalized into the cost of land if purchased.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
approach models that use significant observable inputs, including but not limited to New York Mercantile Exchange (NYMEX) natural gas forward curves and basis forward curves, all of which are validated against external sources at least monthly.
    The Company recognizes all derivative instruments as either assets or liabilities at fair value on a net basis as they are with a single counterparty and subject to a master netting arrangement. The Company can net settle its derivative instruments at any time. As of March 31, 2021, we had a current liability, net of $0.1 million, and a non-current liability, net of $0.1 million, with respect to the fair value of the current and non-current portion of our commodity swaps.
    We do not apply hedge accounting for our commodity swaps; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021, we recognized a realized gain of $0.4 million, as well as an unrealized loss of $1.1 million related to the changes in fair value of the commodity swaps in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of commodity derivative instruments are reported as a component of cash flows from operations in the Condensed Consolidated Statements of Cash Flows.
    With respect to the commodity swaps, the Company hedged 5.6 Bcf of its fixed price and basis exposure, which represents a portion of its expected sales of equity production as of March 31, 2021. The open positions as of March 31, 2021 had maturities extending through September 2022.
NOTE 7 — RELATED PARTY TRANSACTIONS
In conjunction with the dismissal of prior litigation, we agreed to reimburse the Vice Chairman of our Board of Directors, Martin Houston, for reasonable attorneys’ fees and expenses he incurred during the litigation. As of March 31, 2021 a balance of approximately $0.5 million remained owed to Mr. Houston and has been classified within Accounts payable due to related parties on the Condensed Consolidated Balance Sheets.
NOTE 8 — ACCRUED AND OTHER LIABILITIES
    The components of accrued and other liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Project development activities	$2,709	$3,228
Payroll and compensation	10,313	9,454
Accrued taxes	1,056	1,057
Professional services (e.g., legal, audit)	2,023	1,004
Warrant liabilities	—	3,774
Lease liabilities	1,998	1,950
Other	1,798	1,536
Total accrued and other liabilities	$19,897	$22,003

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 9 — BORROWINGS
    The following tables summarize the Company’s borrowings as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021
	Principal repayment obligation	Unamortized DFC and discounts	Carrying value
2018 Term Loan, due September 2021	$17,000	$(152)	$16,848
2019 Term Loan	—	—	—
2020 Unsecured Note	—	—	—
Total borrowings	$17,000	$(152)	$16,848

	December 31, 2020
	Principal repayment obligation	Unamortized DFC and discounts	Carrying value
2018 Term Loan, due September 2021	$60,000	$(805)	$59,195
2019 Term Loan, due March 2022 (a)	43,217	(4,942)	38,275
2020 Unsecured Note	16,000	(2,376)	13,624
Total borrowings	$119,217	$(8,123)	$111,094

(a) Includes paid-in-kind interest on the 2019 Term Loan of $3.3 million.
Extinguishment of the 2019 Term Loan
On March 12, 2021 (the “Extinguishment Date”), we finalized a voluntary repayment of the remaining outstanding principal balance of the 2019 Term Loan. A total of approximately $43.7 million was repaid to the lender throughout the first quarter of 2021 to satisfy the outstanding borrowing obligation. The extinguishment of the 2019 Term Loan resulted in an approximately $2.1 million gain, which was recognized within Gain on extinguishment of debt, net, on our Condensed Consolidated Statement of Operations.
As a result of repaying the outstanding balance prior to its contractual maturity, an approximately $4.4 million in unamortized DFC and discount were included in the computation of the gain from the extinguishment of the 2019 Term Loan as of March 31, 2021.
The holder of the 2019 Term Loan held approximately 3.5 million unvested warrants that had a fair value of approximately $6.3 million as of the Extinguishment Date. Due to the extinguishment of the 2019 Term Loan, all the unvested warrants were contractually terminated (the “Terminated Warrants”), and their respective fair value was included in the computation of the gain on extinguishment of the 2019 Term Loan.
The fair value of the Terminated Warrants was determined using a Black-Scholes option pricing model.
Full Repayment of the 2020 Unsecured Note
On March 31, 2020, we made the final contractually required amortization payment of $4.0 million under the terms of the 2020 Unsecured Note, thereby satisfying all financial obligations under the 2020 Unsecured Note.
2018 Term Loan
On September 28, 2018 (the “Closing Date”), Tellurian Production Holdings LLC (“Production Holdings”), a wholly owned subsidiary of the Company, entered into a three-year senior secured term loan credit agreement (the “2018 Term Loan”) in an aggregate principal amount of $60.0 million.
Our use of proceeds from the 2018 Term Loan is predominantly restricted to capital expenditures associated with certain development and drilling activities and fees related to the transaction itself. As of March 31, 2021, unused proceeds from the 2018 Term Loan totaled $3.4 million and were classified as Non-current restricted cash on our Condensed Consolidated Balance Sheets.
We have the right, but not the obligation, to make voluntary principal repayments starting six months following the Closing Date in a minimum amount of $5.0 million or any integral multiples of $1.0 million in excess thereof. If no voluntary principal repayments are made, the principal amount, together with any accrued interest, is payable at the maturity date of

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
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
On February 18, 2021, we voluntarily repaid approximately $43.0 million of the 2018 Term Loan outstanding principal balance. As a result of this voluntary repayment, we recognized an approximately $0.5 million loss, which was netted against the gain on extinguishment of the 2019 Term Loan, and presented within Gain on extinguishment of debt, net, on our Condensed Consolidated Statement of Operations on this partial extinguishment due to the pro-rata recognition of the unamortized DFC and discount associated with the 2018 Term Loan. See Note 16, Subsequent Events, for further information.
The carrying value of the 2018 Term Loan approximates its fair value.
Covenant Compliance
As of March 31, 2021, the Company was in compliance with all covenants under its credit agreement. Refer to Note 6, Financial Instruments, for details of hedging transactions, as of and for the period ended March 31, 2021, entered into as required by the 2018 Term Loan described above.
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
NOTE 11 — STOCKHOLDERS’ EQUITY
At-the-Market Program
    We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq. For the three months ended March 31, 2021, we issued 38.7 million shares of our common stock under our at-the-market program for net proceeds of approximately $89.2 million. As of March 31, 2021, we had remaining availability under the at-the-market program to raise aggregate gross sales proceeds of up to approximately $241.9 million. See Note 16, Subsequent Events, for further information.
Common Stock Purchase Warrants
2019 Term Loan
During the first quarter of 2021, the lender of the 2019 Term Loan purchased approximately 6.0 million shares of our common stock for total proceeds of approximately $8.2 million. As discussed in Note 9, Borrowings, the 2019 Term Loan has been repaid in full and the lender no longer holds any warrants.
2020 Unsecured Note
In conjunction with the issuance of the 2020 Unsecured Note, we issued a warrant providing the lender with the right to purchase up to 20.0 million shares of our common stock at $1.542 per share (the “2020 Warrant”). The 2020 Warrant vested immediately and will expire in October 2025. The 2020 Warrant has been excluded from the computation of diluted loss per share because including it in the computation would have been antidilutive for the periods presented.
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
NOTE 12 — SHARE-BASED COMPENSATION
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
    Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of March 31, 2021, there was no Restricted Stock that would be required to be settled in cash.
As of March 31, 2021, we had approximately 29.7 million shares of performance-based Restricted Stock outstanding, of which approximately 19.3 million shares will vest entirely at FID, as defined in the award agreements, and approximately 9.8 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.6 million shares, will vest based on other criteria. As of March 31, 2021, no expense had been recognized in connection with performance-based Restricted Stock.
    As of March 31, 2021, we had approximately 2.3 million shares of time-based Restricted Stock outstanding. They primarily represent the settlement of the 2019 employee bonuses, which were recognized as compensation expenses and included in our accrued liabilities balance as of December 31, 2019, and will vest in their entirety during 2021.
    For the three months ended March 31, 2021, the recognized share-based compensation expenses related to all share-based awards totaled approximately $1.6 million. As of March 31, 2021, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $202.2 million. Further, the approximately 32.0 million shares of performance-based and time-based Restricted Stock, as well as approximately 11.2 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 13 — INCOME TAXES
    Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2021 and December 31, 2020. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three months ended March 31, 2021.
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
NOTE 14 — LEASES
Finance Leases
    Our land leases are classified as financing leases and include one or more options to extend the lease term for up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be exercised, and that our termination rights will not be exercised, and we have, therefore, included those assumptions within our right of use assets and corresponding lease liabilities. As of March 31, 2021, the weighted-average remaining lease term for our financing leases was approximately fifty years. As none of our finance leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at March 31, 2021, was approximately 13%.
    As of March 31, 2021, our financing leases had a corresponding right of use asset of approximately $19.9 million, which is recognized within Property, plant and equipment, net, and a total lease liability of approximately $13.5 million, which is recognized in Other non-current liabilities. For the three months ended March 31, 2021 and 2020, our finance lease costs, which are associated with the interest on our lease liabilities, were approximately $0.5 million and $0.3 million, respectively.
Operating Leases
    Our office space leases are classified as operating leases and include one or more options to extend the lease term for up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As of March 31, 2021, our weighted-average remaining lease term for our operating leases was approximately five years. As none of our operating leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at March 31, 2021, was approximately 8%.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
    As of March 31, 2021, our operating leases had a corresponding right of use asset of approximately $11.5 million, which is recognized within Other non-current assets, and a total lease liability of approximately $13.2 million which is recognized within Accrued and other liabilities (approximately $2.0 million) and Other non-current liabilities (approximately $11.2 million). For the three months ended March 31, 2021 and 2020, our operating lease costs were $0.7 million and $0.9 million, respectively. For the three months ended March 31, 2021 and 2020, we paid approximately $0.7 million, and $0.9 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
    The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of March 31, 2021 (in thousands):

Maturity of lease liability	Operating	Finance
2021	$2,231	$1,369
2022	3,006	1,826
2023	3,044	1,826
2024	3,081	1,826
2025	3,119	1,826
After 2025	1,861	82,368
Total lease payments	$16,342	$91,041
Less: discount	3,154	77,532
Present value of lease liability	$13,188	$13,509
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION

    The following table provides information regarding the net changes in working capital (in thousands):

	Three Months Ended March 31,
	2021	2020
Accounts receivable	$916	$1,811
Prepaid expenses and other current assets	5	2,262
Accounts payable	1,674	3,280
Accounts payable due to related parties	(460)	—
Accrued liabilities	7,669	2,500
Other, net	(512)	(662)
Net changes in working capital	$9,292	$9,191
    The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2021	2020
Non-cash accruals of property, plant and equipment and other non-current assets	$(356)	$2,174
Non-cash settlement of withholding taxes associated with the 2019 bonus and vesting of certain awards	2,305	—
Non-cash settlement of the 2019 bonus	3,258	—
Non-cash settlement of Final Payment Fee	—	8,539
Tradable equity securities	—	2,362

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$58,729	$55,452
Non-current restricted cash	3,443	3,570
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$62,172	$59,022
NOTE 16 — SUBSEQUENT EVENTS
At-the-Market Program
Subsequent to March 31, 2021, and through the date of this filing, we issued approximately 7.9 million shares of common stock under our at-the-market equity offering program for total proceeds of approximately $15.2 million, net of approximately $0.5 million in fees and commissions. As of April 30, 2020, we have remaining capacity under our at-the-market program to raise aggregate gross sales proceeds of approximately $226.3 million.
2018 Term Loan Extinguishment
On April 23, 2021, we voluntarily repaid the outstanding principal balance of $17.0 million and all associated interest under the 2018 Term Loan, thereby satisfying all of our borrowing obligations under the 2018 Term Loan.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
    The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
    Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas production, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and required natural gas production assets collectively as the “Driftwood Project.” Our existing natural gas production assets consist of 9,704 net acres and interests in 72 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, we will consider partnering with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, the acquisition of additional upstream acreage, the drilling of new wells on our existing or newly acquired upstream acreage and trading LNG.
We continue to evaluate, and discuss with potential partners, the scope and other aspects of our Business in light of the evolving economic environment, needs of potential partners and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.
Overview of Significant Events
Debt Reductions
During the first quarter of 2021, we repaid a total of approximately $102.7 million in outstanding principal balance of our borrowing obligations. As of March 31, 2021, we had one term loan outstanding with an outstanding balance of $17.0 million. On April 23, 2021, the remaining outstanding principal balance was voluntarily repaid.
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $58.7 million of cash and cash equivalents as of March 31, 2021, on a consolidated basis, of which approximately $9.4 million is maintained at a wholly owned subsidiary of Tellurian Production Holdings LLC. We currently maintain an at-the-market equity offering program under which, as of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $226.3 million. Since January 1, 2021, and through April 30, 2021, we have sold approximately 46.5 million shares of common stock under our at-the-market program for total proceeds of approximately $104.3 million, net of approximately $3.2 million in fees and commissions. We plan to enter into a new at-the-market equity offering program shortly after the filing of this report.
As of March 31, 2021, we had total indebtedness of $17.0 million that is scheduled to be repaid within the next twelve months. We also had contractual obligations associated with our finance and operating leases totaling $107.4 million, of which $4.8 million is scheduled to be paid within the next twelve months.
On April 23, 2021, the remaining indebtedness balance of $17.0 million was voluntarily repaid.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
We are planning to generate proceeds from our at-the-market program and have determined that it is probable that such proceeds will satisfy our obligations and fund our working capital needs for at least twelve months following the issuance of the financial statements. We also continue to evaluate generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions to fund our obligations and working capital needs.
Sources and Uses of Cash
    The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,

	2021	2020
Cash used in operating activities	$(10,475)	$(20,494)
Cash used in investing activities	(1,400)	(269)
Cash (used in) provided by financing activities	(7,691)	11,303

Net decrease in cash, cash equivalents and restricted cash	(19,566)	(9,460)
Cash, cash equivalents and restricted cash, beginning of the period	81,738	68,482
Cash, cash equivalents and restricted cash, end of the period	$62,172	$59,022

Net working capital	$1,282	$3,699
    Cash used in operating activities for the three months ended March 31, 2021 decreased by approximately $10.0 million compared to the same period in 2020 due to an overall decrease in disbursements in the normal course of business.
    Cash used in investing activities for the three months ended March 31, 2021 increased by approximately $1.1 million compared to the same period in 2020. This increase is predominantly driven by increased natural gas development activities.
    Cash (used in) provided by financing activities for the three months ended March 31, 2021 decreased by approximately $19.0 million compared to the same period in 2020. This decrease primarily relates to approximately $102.7 million in principal repayments of our borrowings compared to $2.0 million in the prior period. This increase in principal repayments was offset by an increase in net proceeds of approximately $89.2 million from equity issuances compared to approximately $13.3 million in the prior period. See Note 9, Borrowings, of our Notes to the Condensed Consolidated Financial Statements for further information.
Borrowings
    As of March 31, 2021, we had total indebtedness of approximately $17.0 million, all of which was secured indebtedness, and we were in compliance with the covenants under our credit agreement. On April 23, 2021, the remaining outstanding principal balance was voluntarily repaid. For additional details regarding our borrowing activity, refer to Note 9, Borrowings, of our Notes to the Condensed Consolidated Financial Statements.
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
We currently estimate the total cost of the Driftwood Project to be approximately $24.7 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. We have entered into four LSTK EPC agreements currently totaling $15.5 billion, or $561 per tonne, with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for construction of the Driftwood terminal. The proposed Driftwood terminal will have a liquefaction capacity of up to approximately 27.6 Mtpa and will be situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths.
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
Results of Operations
    The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenue	$8,706	$8,217
Cost of sales	2,406	2,879
Development expenses	8,141	11,183
Depreciation, depletion and amortization	2,652	5,832
General and administrative expenses	15,111	17,239
Severance and reorganization charges	—	5,505
Loss from operations	(19,604)	(34,421)
Interest expense, net	(5,892)	(6,396)
Gain on extinguishment of debt, net	1,574	—
Other (expense) income, net	(3,063)	83
Income tax benefit	—	—
Net loss	$(26,985)	$(40,734)
    Our consolidated net loss was approximately $27.0 million for the three months ended March 31, 2021, compared to a net loss of approximately $40.7 million during the same period in 2020. The decrease in net loss of approximately $13.7 million is primarily a result of the following:
•Decrease of approximately $5.5 million in severance and reorganization charges due to the lack of these activities during the current period.
•Decreases of approximately $2.1 million and approximately $3.0 million in general and administrative expenses and development expenses, respectively, due to an overall decrease in business activities during the quarter.
•Decrease of approximately $3.2 million in DD&A due to the lower net book value utilized in the calculation when compared to the prior period.
Recent Accounting Standards
    We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended March 31, 2021. Please refer to the Summary of Critical Accounting Estimates section within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates and accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 4. CONTROLS AND PROCEDURES
    As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
    None.
ITEM 1A. RISK FACTORS
    There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
    None that occurred during the three months ended March 31, 2021 that have not already been reported in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    None that occurred during the three months ended March 31, 2021.
ITEM 5. OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2021, we or any of our affiliates during the quarter had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRSHRA”). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. During the quarter ended March 31, 2021, we did not engage in any transactions with Iran or with persons or entities related to Iran.
    Although Total Delaware, Inc. and TOTAL SE (formerly known as TOTAL S.A.) beneficially owned more than 10% of the outstanding Tellurian common stock at the beginning of the quarter ended March 31, 2021, Total Delaware, Inc. and TOTAL SE beneficially owned approximately 8% of the outstanding Tellurian common stock as of March 31, 2021. Total Delaware, Inc. had the right to designate for election one member of Tellurian’s Board of Directors as long as its percentage ownership of Tellurian voting stock was at least 10%. On March 31, 2021, TOTAL SE included information in its Annual Report on Form 20-F for the year ended December 31, 2020 (the “Total 2020 Annual Report”) regarding activities during 2020 that require disclosure under the ITRSHRA. The relevant disclosures are reproduced in Exhibit 99.1 to this report and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures made in the Total 2020 Annual Report.

ITEM 6. EXHIBITS

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

TELLURIAN INC.

Date:	May 5, 2021	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	May 5, 2021	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.