Form 10-Q
period 2021-06-30
TELLURIAN INC. /DE/
filed 2021-08-03
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐ No ☒
    As of July 30, 2021, there were 430,469,705 shares of common stock, $0.01 par value, issued and outstanding.

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
•our ability to grow our upstream operations;
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
DEFINITIONS
    To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

Bcf	Billion cubic feet of natural gas
Bcf/d	Bcf per day
DD&A	Depreciation, depletion and amortization
DES	Delivered ex-ship
DFC	Deferred financing costs
EPC	Engineering, procurement and construction
FOB	Free on board
FID	Final investment decision as it pertains to the Driftwood Project
GAAP	Generally accepted accounting principles in the U.S.
JKM	Platts Japan Korea Marker index price for LNG
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
MMBtu	Million British thermal units
Mtpa	Million tonnes per annum
Nasdaq	Nasdaq Capital Market
OTC	Over-the-counter
SEC	U.S. Securities and Exchange Commission
SPA	Sale and purchase agreement
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TTF	Platts Dutch Title Transfer Facility index price for LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$111,858	$78,297
Accounts receivable	4,102	4,500
Prepaid expenses and other current assets	1,232	2,105
Total current assets	117,192	84,902
Property, plant and equipment, net	68,459	61,257
Deferred engineering costs	110,025	110,499
Non-current restricted cash	—	3,440
Other non-current assets	32,489	32,897
Total assets	$328,165	$292,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,621	$23,573
Accounts payable due to related parties	—	910
Accrued and other liabilities	30,173	22,003
Borrowings	—	72,819
Total current liabilities	55,794	119,305
Long-term liabilities:
Borrowings	—	38,275
Other non-current liabilities	25,352	26,325
Total long-term liabilities	25,352	64,600

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 authorized: 427,856,156 and 354,315,739 shares outstanding, respectively	4,048	3,309
Additional paid-in capital	1,116,815	922,042
Accumulated deficit	(873,905)	(816,322)
Total stockholders’ equity	247,019	109,090
Total liabilities and stockholders’ equity	$328,165	$292,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Natural gas sales	$5,578	$6,329	$14,284	$14,546
LNG sales	19,776	—	19,776	—
Total revenue	25,354	6,329	34,060	14,546

Operating costs and expenses:
Cost of sales	25,367	2,409	27,773	5,288
Development expenses	9,363	9,123	17,504	20,306
Depreciation, depletion and amortization	2,333	4,995	4,985	10,827
General and administrative expenses	17,426	15,369	32,537	32,608
Impairment charges	—	81,065	—	81,065
Severance and reorganization charges	—	854	—	6,359
Related party charges	—	7,357	—	7,357
Total operating costs and expenses	54,489	121,172	82,799	163,810
Loss from operations	(29,135)	(114,843)	(48,739)	(149,264)
Interest expense, net	(829)	(11,195)	(6,721)	(17,591)
(Loss) gain on extinguishment of debt, net	(152)	—	1,422	—
Other expense, net	(482)	(2,808)	(3,545)	(2,725)
Loss before income taxes	(30,598)	(128,846)	(57,583)	(169,580)
Income taxes	—	—	—	—
Net loss	$(30,598)	$(128,846)	$(57,583)	$(169,580)
Net loss per common share(1):
Basic and diluted	$(0.08)	$(0.53)	$(0.16)	$(0.73)
Weighted-average shares outstanding:
Basic and diluted	386,045	245,364	371,442	233,321

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total shareholders’ equity, beginning balance	$181,906	$146,644	$109,090	$166,285

Preferred stock	$61	$61	$61	$61

Common stock:
Beginning balance	3,779	2,344	3,309	2,211
Common stock issuances	251	173	638	196
Share-based compensation, net(1)	18	10	41	10
Severance and reorganization charges	—	7	—	7
Settlement of Final Payment Fee	—	—	—	110
Borrowings principal repayment	—	93	—	93
Warrant exercises	—	—	60	—
Ending balance	4,048	2,627	4,048	2,627

Additional paid-in capital:
Beginning balance	$1,021,373	$790,599	$922,042	$769,639
Common stock issuances	92,950	22,606	181,726	35,844
Share-based compensation, net(1)	2,492	1,636	5,148	2,320
Severance and reorganization charges	—	777	—	777
Share-based payments	—	113	—	224
Settlement of Final Payment Fee	—	—	—	9,036
Warrants issued in connection with Borrowings	—	19,005	—	16,896
Borrowings principal repayment	—	13,695	—	13,695
Warrant exercises	—	—	8,117	—
Warrant cancellation	—	—	(218)	—
Ending balance	$1,116,815	$848,431	$1,116,815	$848,431

Accumulated deficit:
Beginning balance	$(843,307)	$(646,360)	$(816,322)	$(605,626)
Net loss	(30,598)	(128,846)	(57,583)	(169,580)
Ending balance	$(873,905)	$(775,206)	$(873,905)	$(775,206)

Total shareholders’ equity, ending balance	$247,019	$75,913	$247,019	$75,913

(1) Includes settlement of 2019 bonus that was accrued for in 2019.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(57,583)	$(169,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	4,985	10,827
Amortization of debt issuance costs, discounts and fees	3,061	10,330
Share-based compensation	3,129	1,244
Severance and reorganization charges	—	784
Share-based payments	—	224
Interest elected to be paid-in-kind	508	1,338
Loss on financial instruments not designated as hedges	927	1,696
Impairment charges	—	81,065
Net gain on extinguishment of debt	(1,422)	—
Other	562	993
Net changes in working capital (Note 15)	14,879	13,487
Net cash used in operating activities	(30,954)	(47,592)

Cash flows from investing activities:
Development of natural gas properties	(6,139)	(386)
Purchase of property, plant and equipment	(611)	—
Net cash used in investing activities	(6,750)	(386)

Cash flows from financing activities:
Proceeds from common stock issuances	188,040	36,815
Equity issuance costs	(5,677)	(775)
Borrowing proceeds	—	50,000
Borrowing issuance costs	—	(2,387)
Borrowing principal repayments	(119,725)	(10,600)
Tax payments for net share settlement of equity awards (Note 15)	(2,990)	—
Proceeds from warrant exercises	8,177	—
Other	(1)	(1,776)
Net cash provided by financing activities	67,824	71,277

Net increase in cash, cash equivalents and restricted cash	30,120	23,299
Cash, cash equivalents and restricted cash, beginning of period	81,738	68,482
Cash, cash equivalents and restricted cash, end of period	$111,858	$91,781
Supplementary disclosure of cash flow information:
Interest paid	$3,099	$5,397

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
Nature of Operations
    We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian is developing a portfolio of natural gas, LNG marketing, and infrastructure assets, including an LNG terminal facility (the “Driftwood terminal”) and related pipelines (the “Pipeline Network”). The Driftwood terminal, the Pipeline Network and required natural gas assets are collectively referred to as the “Driftwood Project”.
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
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
    The components of prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$1,079	$1,156
Deposits	100	100
Derivative asset	—	843
Other current assets	53	6
Total prepaid expenses and other current assets	$1,232	$2,105

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is comprised of fixed assets, proved oil and natural gas properties and finance leases, as shown below (in thousands):

	June 30, 2021	December 31, 2020
Land	$14,860	$13,808
Proved properties	62,978	62,227
Wells in progress	11,035	492
Corporate and other	3,477	3,476
Total property, plant and equipment at cost	92,350	80,003
Accumulated DD&A	(43,709)	(38,764)
Right of use asset — finance leases	19,818	20,018
Total property, plant and equipment, net	$68,459	$61,257
Land
    We own land in Louisiana for the purpose of constructing the Driftwood Project.
NOTE 4 — DEFERRED ENGINEERING COSTS
    Deferred engineering costs of approximately $110.0 million represent detailed engineering services related to the planned construction of the Driftwood terminal as of June 30, 2021. The balance in this account will be transferred to construction in progress upon reaching an affirmative FID by the Company’s Board of Directors.
NOTE 5 — OTHER NON-CURRENT ASSETS
    Other non-current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Land lease and purchase options	$6,138	$5,831
Permitting costs	13,374	13,092
Right of use asset — operating leases	11,044	11,884
Other	1,933	2,090
Total other non-current assets	$32,489	$32,897
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
Permitting Costs
    Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2017 and 2018. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which may require us to mitigate the potential impact to Louisiana wetlands that might be caused by the construction of the Driftwood Project. In May 2019, we received the USACE permit. The permitting costs will be transferred to construction in progress upon reaching an affirmative FID by the Company’s Board of Directors.
NOTE 6 — FINANCIAL INSTRUMENTS
As part of entering into the 2018 Term Loan, which was repaid in full in April 2021 (see Note 9, Borrowings, for further information), we were required to enter into and maintain certain hedging transactions. As a result, we used derivative financial instruments, namely OTC commodity swap instruments (“commodity swaps”), to maintain compliance with that covenant. We do not hold or issue derivative financial instruments for trading purposes.
Commodity swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity and include basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices, as was required by a negative covenant in the 2018 Term Loan. The fair value of our commodity swaps was classified as Level 2 in the fair value hierarchy and was based on standard industry income approach

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
models that use significant observable inputs, including but not limited to New York Mercantile Exchange (NYMEX) natural gas forward curves and basis forward curves, all of which were validated against external sources at least monthly.
We recognized all derivative instruments as either assets or liabilities at fair value on a net basis as they were with a single counterparty and subject to a master netting arrangement. In April 2021, we net settled our derivative instruments when we voluntarily repaid the 2018 Term Loan in full. See Note 9, Borrowings, for further information.
We did not apply hedge accounting for our commodity swaps; therefore, all changes in the fair value of our derivative instruments were recognized within Other income, net, in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2021, we recognized a realized loss of approximately $0.5 million and approximately $1.2 million, respectively, in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of commodity derivative instruments are reported as a component of cash flows from operations in the Condensed Consolidated Statements of Cash Flows.
NOTE 7 — RELATED PARTY TRANSACTIONS
In conjunction with the dismissal of prior litigation, we agreed to reimburse the Vice Chairman of our Board of Directors, Martin Houston, for reasonable attorneys’ fees and expenses he incurred during the litigation. As of June 30, 2021, all amounts owed to Mr. Houston were fully settled.
NOTE 8 — ACCRUED AND OTHER LIABILITIES
    The components of accrued and other liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Project development activities	$7,871	$3,228
Payroll and compensation	15,023	9,454
Accrued taxes	979	1,057
Professional services (e.g., legal, audit)	2,871	1,004
Warrant liabilities	—	3,774
Lease liabilities	2,048	1,950
Other	1,381	1,536
Total accrued and other liabilities	$30,173	$22,003

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 9 — BORROWINGS
    The following tables summarize the Company’s borrowings as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021
	Principal repayment obligation	Unamortized DFC and discounts	Carrying value
2018 Term Loan, due September 2021	$—	$—	$—
2019 Term Loan, due March 2022	—	—	—
2020 Unsecured Note	—	—	—
Total borrowings	$—	$—	$—

	December 31, 2020
	Principal repayment obligation	Unamortized DFC and discounts	Carrying value
2018 Term Loan, due September 2021	$60,000	$(805)	$59,195
2019 Term Loan, due March 2022 (a)	43,217	(4,942)	38,275
2020 Unsecured Note	16,000	(2,376)	13,624
Total borrowings	$119,217	$(8,123)	$111,094

(a) Includes paid-in-kind interest on the 2019 Term Loan of $3.3 million.
Extinguishment of the 2019 Term Loan
On March 12, 2021 (the “Extinguishment Date”), we finalized a voluntary repayment of the remaining outstanding principal balance of the 2019 Term Loan. A total of approximately $43.7 million was repaid to the lender throughout the first quarter of 2021 to satisfy the outstanding borrowing obligation. The extinguishment of the 2019 Term Loan resulted in an approximately $2.1 million gain for the six months ended June 30, 2021, which was recognized within (Loss) gain on extinguishment of debt, net, on our Condensed Consolidated Statements of Operations.
As a result of repaying the outstanding balance prior to its contractual maturity, an approximately $4.4 million in unamortized DFC and discount were included in the computation of the gain on the extinguishment of the 2019 Term Loan.
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
Full Repayment of the 2020 Unsecured Note
On March 31, 2021, we made the final contractually required amortization payment of $4.0 million under the terms of the 2020 Unsecured Note, thereby satisfying all financial obligations under the 2020 Unsecured Note.
Extinguishment of the 2018 Term Loan
On February 18, 2021, we voluntarily repaid approximately $43.0 million of the 2018 Term Loan outstanding principal balance. Then on April 23, 2021, we voluntarily repaid the remaining outstanding principal balance of $17.0 million.
These voluntary repayments resulted in losses of approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2021, respectively, which were recognized within (Loss) gain on extinguishment of debt, net, on our Condensed Consolidated Statements of Operations.
Covenant Compliance
We maintained compliance with all covenants under the 2018 Term Loan through our final repayment on April 23, 2021.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Port Lease
On June 29, 2021, we exercised our lease option and entered into a non-cancellable lease for a tract of land that will be utilized for the construction of the Driftwood terminal. This non-cancellable lease became effective on July 1, 2021, and has an initial contractual term of 20 years. We have the ability, at our sole discretion, to exercise options and extend the lease for an additional 30 years.
As of June 30, 2021, our annual commitments in connection with the non-cancellable portion of this lease are as follows (in thousands):

2021	$1,117
2022	1,861
2023	1,861
2024	1,861
2025	1,861
Thereafter	35,251
Total commitment	$43,812
LNG Purchases
On April 23, 2019, we entered into a master LNG SPA and related confirmation notices with an unrelated third-party LNG merchant. Pursuant to this SPA, we committed to purchase one cargo of LNG per quarter through October 2022. The volume of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms. The price of each cargo will be based on the JKM price in effect at the time of each purchase.
NOTE 11 — STOCKHOLDERS’ EQUITY
At-the-Market Program
    We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time on Nasdaq. For the six months ended June 30, 2021, we issued 63.8 million shares of our common stock under our at-the-market program for net proceeds of approximately $182.4 million. As of June 30, 2021, we had remaining availability under the at-the-market program to raise aggregate gross sales proceeds of up to approximately $345.8 million. See Note 16, Subsequent Events, for further information.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
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
    Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of June 30, 2021, there was no Restricted Stock that would be required to be settled in cash.
As of June 30, 2021, we had approximately 30.0 million shares of performance-based Restricted Stock outstanding, of which approximately 19.3 million shares will vest entirely at FID, as defined in the award agreements, and approximately 9.7 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of Restricted Stock, totaling approximately 1.0 million shares, will vest based on other criteria. As of June 30, 2021, no expense had been recognized in connection with performance-based Restricted Stock.
    For the three and six months ended June 30, 2021, the recognized share-based compensation expenses related to all share-based awards totaled approximately $1.5 million and $3.1 million, respectively. As of June 30, 2021, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $201.3. Further, the approximately 30.0 million shares of Restricted Stock, as well as approximately 11.2 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 13 — INCOME TAXES
    Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2021 and December 31, 2020. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and six months ended June 30, 2021.
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
NOTE 14 — LEASES
Finance Leases
    Our land leases are classified as financing leases and include one or more options to extend the lease term for up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be exercised, and that our termination rights will not be exercised, and we have, therefore, included those assumptions within our right of use assets and corresponding lease liabilities. As of June 30, 2021, the weighted-average remaining lease term for our financing leases was approximately fifty years. As none of our finance leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at June 30, 2021, was approximately 13%.
    As of June 30, 2021, our financing leases had a corresponding right of use asset of approximately $19.8 million, which is recognized within Property, plant and equipment, net, and a total lease liability of approximately $13.5 million, which is recognized in Other non-current liabilities. For the three and six months ended June 30, 2021 and 2020, our finance lease costs, which are associated with the interest on our lease liabilities, were approximately $0.5 million and $0.5 million, respectively, and $0.9 million and $0.8 million, respectively. For the six months ended June 30, 2021, we paid approximately $0.8 million in required finance lease payments which are primarily presented within the operating section of the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2020, we paid approximately $1.8 million in required finance lease payments which are presented within the financing section of the Condensed Consolidated Statements of Cash Flows.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Operating Leases
    Our office space leases are classified as operating leases and include one or more options to extend the lease term for up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As of June 30, 2021, our weighted-average remaining lease term for our operating leases was approximately five years. As none of our operating leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at June 30, 2021, was approximately 8%.
    As of June 30, 2021, our operating leases had a corresponding right of use asset of approximately $11.0 million, which is recognized within Other non-current assets, and a total lease liability of approximately $12.7 million which is recognized within Accrued and other liabilities (approximately $2.0 million) and Other non-current liabilities (approximately $10.7 million). For the three and six months ended June 30, 2021 and 2020, our operating lease costs were $0.7 million and $0.7 million, respectively, and $1.4 million and $1.4 million, respectively. For the six months ended June 30, 2021 and 2020, we paid approximately $1.4 million and $1.4 million, respectively, in required operating lease payments, which are presented within the operating section of the Condensed Consolidated Statements of Cash Flows.
    The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of June 30, 2021 (in thousands):

Maturity of lease liability	Operating	Finance
2021	$1,488	$913
2022	3,006	1,826
2023	3,044	1,826
2024	3,081	1,826
2025	3,119	1,826
Thereafter	1,861	82,368
Total lease payments	$15,599	$90,585
Less: discount	2,893	77,076
Present value of lease liability	$12,706	$13,509
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION

    The following table provides information regarding the net changes in working capital (in thousands):

	Six Months Ended June 30,
	2021	2020
Accounts receivable	$398	$2,331
Prepaid expenses and other current assets	(350)	(396)
Accounts payable	2,048	4,494
Accounts payable due to related parties	(910)	2,300
Accrued liabilities	14,439	6,375
Other, net	(746)	(1,617)
Net changes in working capital	$14,879	$13,487
    The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2021	2020
Non-cash accruals of property, plant and equipment and other non-current assets	$5,367	$7,955
Non-cash settlement of withholding taxes associated with the 2019 bonus and vesting of certain awards	2,990	—
Non-cash settlement of the 2019 bonus	5,430	1,086
Non-cash settlement of Final Payment Fee	—	8,539

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$111,858	$88,314
Non-current restricted cash	—	3,467
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$111,858	$91,781
NOTE 16 — SUBSEQUENT EVENTS
At-the-Market Program
Subsequent to June 30, 2021, and through the date of this filing, we issued approximately 2.6 million shares of common stock under our at-the-market equity offering program for net proceeds of approximately $10.9 million. As of July 30, 2021, we have remaining capacity under our at-the-market program to raise aggregate gross sales proceeds of approximately $334.6 million.
Trade Finance Credit Line
Subsequent to June 30, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to be used for advances, guarantees or the issuances of letters of credit, or standby letters of credit, to finance the purchase and sale of LNG cargoes for ultimate resale in the normal course of business. This facility has not yet been utilized.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
    The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
    Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines (the “Pipeline Network”). We refer to the Driftwood terminal, the Pipeline Network and required natural gas assets collectively as the “Driftwood Project.” Our existing natural gas assets consist of 9,704 net acres and interests in 72 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, we will consider partnering with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, the acquisition of additional upstream acreage, the drilling of new wells on our existing or newly acquired upstream acreage and trading LNG. As discussed in “Overview of Significant Events – LNG Sale and Purchase Agreements” below, we have recently entered into LNG SPAs with three purchasers, completing the planned sales for plants one and two of the Driftwood Project (“Phase 1”). We are currently focused on financing the construction of Phase 1.
We continue to evaluate, and discuss with potential partners, the scope and other aspects of our Business in light of the evolving economic environment, needs of potential partners and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.
Overview of Significant Events
Debt Reductions
During the six months ended June 30, 2021, we repaid a total of approximately $119.7 million in outstanding principal balance of our borrowing obligations and ended the quarter with zero debt obligations.
LNG Sale and Purchase Agreements
Driftwood LNG LLC, a wholly owned subsidiary of the Company (“Driftwood LNG”), has entered into LNG SPAs with three purchasers for the total sale of 9.0 Mtpa from the Driftwood terminal. The LNG SPAs were entered into as follows:
•On May 27, 2021, Driftwood LNG entered into an LNG SPA with Gunvor Singapore Pte Ltd (“Gunvor”) for the purchase of 3.0 Mtpa;
•On June 2, 2021, Driftwood LNG entered into an LNG SPA with Vitol Inc. (“Vitol”) for the purchase of 3.0 Mtpa; and
•On July 29, 2021, Driftwood LNG entered into two LNG SPAs with Shell NA LNG LLC (“Shell”) for the purchase of 3.0 Mtpa.
The price for LNG sold under the LNG SPAs with Gunvor and Vitol will be a blended average based on the JKM index price and the TTF futures contract price, in each case minus a transportation netback. The price for LNG sold under each LNG SPA with Shell will be based on the JKM index price or the TTF futures contract price, in each case minus a transportation netback. Each LNG SPA has a ten-year term from the date of first commercial delivery from the Driftwood terminal.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $111.9 million of cash and cash equivalents as of June 30, 2021. We currently maintain an at-the-market equity offering program under which, as of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $334.6 million. Since January 1, 2021, and through July 30, 2021, we have sold approximately 66.4 million shares of common stock under our at-the-market program for net proceeds of approximately $193.3 million.
As of June 30, 2021, we had contractual obligations associated with our finance and operating leases totaling $150.0 million, of which $5.9 million is scheduled to be paid within the next twelve months.
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
Sources and Uses of Cash
    The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(30,954)	$(47,592)
Cash used in investing activities	(6,750)	(386)
Cash provided by financing activities	67,824	71,277

Net increase in cash, cash equivalents and restricted cash	30,120	23,299
Cash, cash equivalents and restricted cash, beginning of the period	81,738	68,482
Cash, cash equivalents and restricted cash, end of the period	$111,858	$91,781

Net working capital	$61,398	$(3,762)
    Cash used in operating activities for the six months ended June 30, 2021 decreased by approximately $16.6 million compared to the same period in 2020 due to an overall decrease in disbursements as a result of the successful reorganization in the first quarter of 2020.
    Cash used in investing activities for the six months ended June 30, 2021 increased by approximately $6.4 million compared to the same period in 2020. This increase is predominantly driven by increased natural gas development activities.
    Cash provided by financing activities for the six months ended June 30, 2021 decreased by approximately $3.5 million compared to the same period in 2020. This decrease primarily relates to the following:
•Decrease of approximately $47.6 million in net borrowings proceeds due to the absence of these activities during the current period.
•Increase of approximately $109.1 million in principal repayments of our borrowings compared to the prior period.
•Increase of approximately $154.5 million in net proceeds from equity issuances and proceeds from warrant exercises compared to the prior period.
See Note 9, Borrowings, and Note 11, Stockholders’ Equity, of our Notes to the Condensed Consolidated Financial Statements for further information about our financing activities.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Capital Development Activities
    The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. We have received all major regulatory approvals for the Driftwood Project and, as a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.
We currently estimate the total cost of the Driftwood Project to be approximately $24.7 billion, with Phase 1 comprising approximately $10.6 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction of the Driftwood terminal and other financing costs. We have entered into four LSTK EPC agreements currently totaling $15.5 billion, or $561 per tonne, with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for construction of the Driftwood terminal. The proposed Driftwood terminal will have a liquefaction capacity of up to approximately 27.6 Mtpa and will be situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths.
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
We currently expect that our long-term capital requirements will be financed by proceeds from future debt, equity and/or equity-linked transactions.
Results of Operations
    The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$25,354	$6,329	$34,060	$14,546
Cost of sales	25,367	2,409	27,773	5,288
Development expenses	9,363	9,123	17,504	20,306
Depreciation, depletion and amortization	2,333	4,995	4,985	10,827
General and administrative expenses	17,426	15,369	32,537	32,608
Impairment charge	—	81,065	—	81,065
Severance and reorganization charges	—	854	—	6,359
Related party charges	—	7,357	—	7,357
Loss from operations	(29,135)	(114,843)	(48,739)	(149,264)
Interest expense, net	(829)	(11,195)	(6,721)	(17,591)
Gain on extinguishment of debt, net	(152)	—	1,422	—
Other expense, net	(482)	(2,808)	(3,545)	(2,725)
Income tax benefit	—	—	—	—
Net loss	$(30,598)	$(128,846)	$(57,583)	$(169,580)
    Our consolidated net loss was approximately $30.6 million for the three months ended June 30, 2021, compared to a net loss of approximately $128.8 million during the same period in 2020. The decrease in net loss of approximately $98.2 million is primarily a result of the following:
•Decreases of approximately $81.1 million in impairment charges, approximately $0.9 million in severance and reorganization charges and approximately $7.4 million in related party charges due to the absence of such activities during the current period.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
•Decrease of approximately $10.4 million in interest expense due to the lack of interest charges associated with our borrowing obligations, which have been fully repaid. See Note 9, Borrowings, of our Notes to the Condensed Consolidated Financial Statements for further information.
The increases of approximately $19.0 million in total revenues and $23.0 million in cost of sales were primarily related to the purchase and sale of an LNG cargo during the current period.
Our consolidated net loss was approximately $57.6 million for the six months ended June 30, 2021, compared to a net loss of approximately $169.6 million during the same period in 2020. The decrease in net loss of approximately $112.0 million is primarily a result of the following:
•Decreases of approximately $81.1 million in impairment charges, approximately $6.4 million in severance and reorganization charges and approximately $7.4 million in related party charges due to the absence of such activities during the current period.
•Decrease of approximately $10.9 million in interest expense due to the lack of interest charges associated with our borrowing obligations, which have been fully repaid. See Note 9, Borrowings, of our Notes to the Condensed Consolidated Financial Statements for further information.
•Decrease of approximately $5.8 million in DD&A due to the lower net book value utilized in the calculation as a result of the impairment charge that occurred during the prior period.
The increases of approximately $19.5 million in total revenues and $22.5 million in cost of sales were primarily related to the purchase and sale of an LNG cargo during the current period.
Recent Accounting Standards
    We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the six months ended June 30, 2021. Please refer to the Summary of Critical Accounting Estimates section within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates and accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business.
ITEM 4. CONTROLS AND PROCEDURES
    As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
    None.
ITEM 1A. RISK FACTORS
    There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
    None that occurred during the three months ended June 30, 2021 that have not already been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    None that occurred during the three months ended June 30, 2021.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description
1.1
Distribution Agency Agreement, dated as of May 5, 2021, among Tellurian Inc., Raymond James & Associates, Inc. and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 5, 2021)

10.1††‡
LNG Sale and Purchase Agreement by and between Driftwood LNG LLC and Gunvor Singapore Pte Ltd, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2021)

10.2††‡
LNG Sale and Purchase Agreement by and between Driftwood LNG LLC and Vitol Inc., dated as of June 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

10.3††‡
LNG Sale and Purchase Agreement 1 by and between Driftwood LNG LLC and Shell NA LNG LLC, dated as of July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2021)

10.4††‡
LNG Sale and Purchase Agreement 2 by and between Driftwood LNG LLC and Shell NA LNG LLC, dated as of July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2021)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
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

TELLURIAN INC.

Date:	August 3, 2021	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	August 3, 2021	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.