Form 10-Q
period 2021-09-30
TELLURIAN INC. /DE/
filed 2021-11-03
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-5507
Tellurian Inc.
(Exact name of registrant as specified in its charter)

Delaware				06-0842255
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1201 Louisiana Street,	Suite 3100,	Houston,	TX	77002
(Address of principal executive offices)				(Zip Code)
(832) 962-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	TELL	NYSE	American
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
Yes ☐ No ☒
    As of October 22, 2021, there were 479,005,062 shares of common stock, $0.01 par value, issued and outstanding.

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
DEFINITIONS
To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

Bcf	Billion cubic feet of natural gas
Bcf/d	Bcf per day
DD&A	Depreciation, depletion and amortization
DES	Delivered ex-ship
DFC	Deferred financing costs
EPC	Engineering, procurement and construction
FID	Final investment decision as it pertains to the Driftwood Project
FOB	Free on board
GAAP	Generally accepted accounting principles in the U.S.
JKM	Platts Japan Korea Marker index price for LNG
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
MMBtu	Million British thermal units
Mtpa	Million tonnes per annum
OTC	Over-the-counter
SEC	U.S. Securities and Exchange Commission
SPA	Sale and purchase agreement
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TTF	Platts Dutch Title Transfer Facility index price for LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$210,812	$78,297
Accounts receivable	13,056	4,500
Prepaid expenses and other current assets	467	2,105
Total current assets	224,335	84,902
Property, plant and equipment, net	117,118	61,257
Deferred engineering costs	110,025	110,499
Non-current restricted cash	—	3,440
Other non-current assets	32,399	32,897
Total assets	$483,877	$292,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,861	$23,573
Accounts payable due to related parties	—	910
Accrued and other liabilities	35,203	22,003
Borrowings	—	72,819
Total current liabilities	63,064	119,305
Long-term liabilities:
Borrowings	—	38,275
Other non-current liabilities	61,612	26,325
Total long-term liabilities	61,612	64,600

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 authorized: 470,813,044 and 354,315,739 shares outstanding, respectively	4,477	3,309
Additional paid-in capital	1,244,500	922,042
Accumulated deficit	(889,837)	(816,322)
Total stockholders’ equity	359,201	109,090
Total liabilities and stockholders’ equity	$483,877	$292,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Natural gas sales	$15,638	$7,272	$29,922	$21,818
LNG sales	—	6,993	19,776	6,993
Total revenue	15,638	14,265	49,698	28,811

Operating costs and expenses:
Cost of sales	3,068	9,241	30,841	14,529
Development expenses	8,823	5,799	26,327	26,105
Depreciation, depletion and amortization	3,735	3,474	8,720	14,301
General and administrative expenses	14,528	10,734	47,065	43,342
Impairment charges	—	—	—	81,065
Severance and reorganization charges	—	—	—	6,359
Related party charges	—	—	—	7,357
Total operating costs and expenses	30,154	29,248	112,953	193,058
Loss from operations	(14,516)	(14,983)	(63,255)	(164,247)
Interest expense, net	(968)	(15,973)	(7,689)	(33,564)
Gain on extinguishment of debt, net	—	—	1,422	—
Other (expense) income, net	(448)	1,490	(3,993)	(1,235)
Loss before income taxes	(15,932)	(29,466)	(73,515)	(199,046)
Income taxes	—	—	—	—
Net loss	$(15,932)	$(29,466)	$(73,515)	$(199,046)
Net loss per common share(1):
Basic and diluted	$(0.04)	$(0.10)	$(0.19)	$(0.79)
Weighted-average shares outstanding:
Basic and diluted	427,204	291,409	390,233	252,825

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total shareholders’ equity, beginning balance	$247,019	$75,913	$109,090	$166,285

Preferred stock	$61	$61	$61	$61

Common stock:
Beginning balance	4,048	2,627	3,309	2,211
Common stock issuances	428	371	1,066	567
Share-based compensation, net(1)	1	23	42	33
Severance and reorganization charges	—	15	—	22
Settlement of Final Payment Fee	—	—	—	110
Borrowings principal repayment	—	—	—	93
Warrant exercises	—	—	60	—
Ending balance	4,477	3,036	4,477	3,036

Additional paid-in capital:
Beginning balance	$1,116,815	$848,431	$922,042	$769,639
Common stock issuances	126,313	34,483	308,039	70,327
Share-based compensation, net(1)	1,372	3,299	6,520	5,619
Severance and reorganization charges	—	1,890	—	2,667
Share-based payments	—	113	—	337
Settlement of Final Payment Fee	—	—	—	9,036
Warrants issued in connection with Borrowings	—	—	—	16,896
Borrowings principal repayment	—	—	—	13,695
Warrant exercises	—	—	8,117	—
Warrant cancellation	—	—	(218)	—
Ending balance	$1,244,500	$888,216	$1,244,500	$888,216

Accumulated deficit:
Beginning balance	$(873,905)	$(775,206)	$(816,322)	$(605,626)
Net loss	(15,932)	(29,466)	(73,515)	(199,046)
Ending balance	$(889,837)	$(804,672)	$(889,837)	$(804,672)

Total shareholders’ equity, ending balance	$359,201	$86,641	$359,201	$86,641

(1) Includes settlement of 2019 bonus that was accrued for in 2019.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(73,515)	$(199,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	8,720	14,301
Amortization of debt issuance costs, discounts and fees	3,061	22,467
Share-based compensation	4,577	2,184
Severance and reorganization charges	—	2,689
Share-based payments	—	338
Interest elected to be paid-in-kind	508	2,431
Loss on financial instruments not designated as hedges	927	4,624
Impairment charges	—	81,065
Net gain on extinguishment of debt	(1,422)	—
Other	800	485
Net changes in working capital (Note 15)	17,174	11,728
Net cash used in operating activities	(39,170)	(56,734)

Cash flows from investing activities:
Development of natural gas properties	(23,416)	(389)
Purchase of property, plant and equipment	(1,000)	—
Net cash used in investing activities	(24,416)	(389)

Cash flows from financing activities:
Proceeds from common stock issuances	319,998	73,986
Equity issuance costs	(10,893)	(3,091)
Borrowing proceeds	—	50,000
Borrowing issuance costs	—	(2,612)
Borrowing principal repayments	(119,725)	(45,600)
Tax payments for net share settlement of equity awards (Note 15)	(3,064)	(878)
Proceeds from warrant exercises	8,177	—
Other	(1,833)	(1,776)
Net cash provided by financing activities	192,660	70,029

Net increase in cash, cash equivalents and restricted cash	129,074	12,906
Cash, cash equivalents and restricted cash, beginning of period	81,738	68,482
Cash, cash equivalents and restricted cash, end of period	$210,812	$81,388
Supplementary disclosure of cash flow information:
Interest paid	$3,299	$7,956

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
Nature of Operations
We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian is developing a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets. The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project”.
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
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the condensed consolidated financial statements. The Company has the ability to generate additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions to fund our obligations and working capital needs.
Use of Estimates
To conform with GAAP, we make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. Although these estimates and assumptions are based on our best available knowledge at the time, actual results may differ.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$280	$1,156
Deposits	150	100
Derivative asset	—	843
Other current assets	37	6
Total prepaid expenses and other current assets	$467	$2,105

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of fixed assets, proved oil and natural gas properties and financing leases, as shown below (in thousands):

	September 30, 2021	December 31, 2020
Land and land improvement	$15,284	$13,808
Proved properties	76,406	62,227
Wells in progress	11,200	492
Corporate and other	3,476	3,476
Total property, plant and equipment at cost	106,366	80,003
Accumulated DD&A	(47,424)	(38,764)
Right of use asset — financing leases	58,176	20,018
Total property, plant and equipment, net	$117,118	$61,257
Land
We own land in Louisiana for the purpose of constructing the Driftwood terminal.
NOTE 4 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of approximately $110.0 million represent detailed engineering services related to the planned construction of the Driftwood terminal as of September 30, 2021. The balance in this account will be transferred to construction in progress upon reaching an affirmative FID by the Company’s Board of Directors.
NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Land lease and purchase options	$6,363	$5,831
Permitting costs	13,497	13,092
Right of use asset — operating leases	10,610	11,884
Other	1,929	2,090
Total other non-current assets	$32,399	$32,897
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
NOTE 6 — FINANCIAL INSTRUMENTS
As part of entering into the 2018 Term Loan, which was repaid in full in April 2021, we were required to enter into and maintain certain hedging transactions. As a result, we used derivative financial instruments, namely OTC commodity swap instruments (“commodity swaps”), to maintain compliance with that covenant.
Commodity swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity and include basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices. The fair value of our commodity swaps was classified as Level 2 in the fair value hierarchy and was based on standard industry income approach models that use significant observable inputs, including but not limited to

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
New York Mercantile Exchange (NYMEX) natural gas forward curves and basis forward curves, all of which were validated against external sources at least monthly.
We recognized all derivative instruments as either assets or liabilities at fair value on a net basis as they were with a single counterparty and subject to a master netting arrangement. In April 2021, we net settled our derivative instruments when we voluntarily repaid the 2018 Term Loan in full.
We did not apply hedge accounting for our commodity swaps; therefore, all changes in the fair value of our derivative instruments were recognized within Other (expenses) income, net, in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021, we recognized a realized loss of approximately $1.2 million in our Condensed Consolidated Statements of Operations. Derivative contracts which result in physical delivery of a commodity expected to be used or sold by the Company in the normal course of business are designated as normal purchases and sales and are exempt from derivative accounting. OTC arrangements require settlement in cash. Settlements of commodity derivative instruments are reported as a component of cash flows from operations in the Condensed Consolidated Statements of Cash Flows.
NOTE 7 — RELATED PARTY TRANSACTIONS
In conjunction with the dismissal of prior litigation, we agreed to reimburse the Vice Chairman of our Board of Directors, Martin Houston, for reasonable attorneys’ fees and expenses he incurred during the litigation. As of September 30, 2021, all amounts owed to Mr. Houston were fully settled.
NOTE 8 — ACCRUED AND OTHER LIABILITIES
The components of accrued and other liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Project development activities	$11,380	$3,228
Payroll and compensation	15,512	9,454
Accrued taxes	1,047	1,057
Professional services (e.g., legal, audit)	2,764	1,004
Warrant liabilities	—	3,774
Lease liabilities	2,287	1,950
Other	2,213	1,536
Total accrued and other liabilities	$35,203	$22,003

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 9 — BORROWINGS
The following tables summarize the Company’s borrowings as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021
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
Full Repayment of the Company’s Borrowing Obligations
Over the course of the current year, we voluntarily repaid all borrowing obligations that were outstanding under the 2018 Term Loan, 2019 Term Loan, and 2020 Unsecured Note. As of September 30, 2021, our total borrowing obligation was zero.
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase and sale of LNG cargoes for ultimate resale in the normal course of business. As of the period ended September 30, 2021, no amounts have been drawn.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
LNG Purchases
In connection with our LNG trading activities, we have previously entered into agreements with unrelated third-party LNG merchants pursuant to which we are obligated to purchase one cargo of LNG per quarter through October 2022 at a price based on then-prevailing JKM prices. The volume of each cargo is expected to range from 3.3 to 3.6 million MMBtu, and each cargo will be purchased under DES terms.
NOTE 11 — STOCKHOLDERS’ EQUITY
Common Stock Issuance
On August 6, 2021, we sold 35.0 million shares of our common stock in an underwritten public offering at a price of $3.00 per share. Net proceeds from this offering, after deducting fees and expenses, were approximately $100.8 million. The underwriters were granted an option to purchase up to an additional 5.3 million shares of common stock within 30 days. On August 31, 2021, the underwriters exercised this option, which generated net proceeds, after deducting fees, of approximately $15.1 million.
At-the-Market Program
We maintain an at-the-market equity offering program pursuant to which we may sell shares of our common stock from time to time. For the nine months ended September 30, 2021, we issued 66.4 million shares of our common stock under our at-the-market program for net proceeds of approximately $193.3 million. As of September 30, 2021, we had remaining availability under the at-the-market program to raise aggregate gross sales proceeds of up to approximately $334.6 million.
Common Stock Purchase Warrants

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
2019 Term Loan
During the first quarter of 2021, the lender under the 2019 Term Loan purchased approximately 6.0 million shares of our common stock pursuant to the exercise of warrants for total proceeds of approximately $8.2 million. On March 12, 2021, we repaid the 2019 Term Loan in full and the lender no longer holds any warrants.
2020 Unsecured Note
In conjunction with the issuance of the 2020 Unsecured Note, we issued a warrant providing the lender with the right to purchase up to 20.0 million shares of our common stock at $1.542 per share (the “2020 Warrant”). The 2020 Warrant vested immediately and will expire in October 2025. The 2020 Warrant has been excluded from the computation of diluted loss per share because including it would have been antidilutive for the periods presented.
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
As of September 30, 2021, we had approximately 30.2 million shares of performance-based Restricted Stock outstanding, of which approximately 19.2 million shares will vest entirely at FID, as defined in the award agreements, and approximately 10.2 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of Restricted Stock, totaling approximately 0.8 million shares, will vest based on other criteria. As of September 30, 2021, no expense had been recognized in connection with performance-based Restricted Stock.
For the three and nine months ended September 30, 2021, the recognized share-based compensation expenses related to all share-based awards totaled approximately $1.5 million and $4.6 million, respectively. As of September 30, 2021, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $200.5 million. Further, the approximately 30.2 million shares of Restricted Stock, as well as approximately 11.1 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2021 and December 31, 2020. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and nine months ended September 30, 2021.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 14 — LEASES
Financing Leases
Our land leases are classified as financing leases and include one or more options to extend the lease term for up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be exercised, and that our termination rights will not be exercised, and we have, therefore, included those assumptions within our right of use assets and corresponding lease liabilities. As of September 30, 2021, the weighted-average remaining lease term for our financing leases was approximately fifty years. As none of our financing leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis was approximately 9% at September 30, 2021.
As of September 30, 2021, our financing leases had a right of use asset of approximately $58.2 million, which is recognized within Property, plant and equipment, net, and a corresponding lease liability of approximately $50.3 million, most of which is recognized within Other non-current liabilities. For the three and nine months ended September 30, 2021 and 2020, our financing lease costs, which are associated with the interest on our lease liabilities, were approximately $1.0 million and $0.5 million, respectively, and $1.9 million and $1.2 million, respectively. For the nine months ended September 30, 2021, we paid approximately $1.0 million in required finance lease payments which are presented within the operating section of the Condensed Consolidated Statements of Cash Flows. For each of the nine months ended September 30, 2021 and 2020, we paid approximate $1.8 million, in required financing lease payments which are presented within the financing section of the Condensed Consolidated Statements of Cash Flows.
Operating Leases
Our office space leases are classified as operating leases and include one or more options to extend the lease term for up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As of September 30, 2021, our weighted-average remaining lease term for our operating leases was approximately five years. As none of our operating leases provide an implicit rate, we have determined our own discount rate, which, on a weighted-average basis at September 30, 2021, was approximately 8%.
As of September 30, 2021, our operating leases had a corresponding right of use asset of approximately $10.6 million, which is recognized within Other non-current assets, and a total lease liability of approximately $12.2 million which is recognized within Accrued and other liabilities (approximately $2.1 million) and Other non-current liabilities (approximately $10.1 million). For the three and nine months ended September 30, 2021 and 2020, our operating lease costs were $0.7 million and $0.7 million, respectively, and $2.1 million and $2.1 million, respectively. For the nine months ended September 30, 2021 and 2020, we paid approximately $2.1 million and $2.1 million, respectively, in required operating lease payments, which are presented within the operating section of the Condensed Consolidated Statements of Cash Flows.
The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of September 30, 2021 (in thousands):

Maturity of lease liability	Operating Leases	Financing Leases
2021	$745	$1,028
2022	3,006	4,111
2023	3,044	4,111
2024	3,081	4,111
2025	3,119	4,111
Thereafter	1,860	186,333
Total lease payments	$14,855	$203,805
Less: discount	2,641	153,477
Present value of lease liability	$12,214	$50,328
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION

The following table provides information regarding the net changes in working capital (in thousands):

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30,
	2021	2020
Accounts receivable	$(8,556)	$1,991
Prepaid expenses and other current assets	412	6,995
Accounts payable	4,288	(25)
Accounts payable due to related parties	(910)	1,360
Accrued liabilities	23,030	3,155
Other, net	(1,090)	(1,748)
Net changes in working capital	$17,174	$11,728
The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2021	2020
Non-cash accruals of property, plant and equipment and other non-current assets	$38,509	$7,955
Non-cash settlement of withholding taxes associated with the 2019 bonus and vesting of certain awards	3,064	878
Non-cash settlement of the 2019 bonus	5,430	4,344
Non-cash settlement of Final Payment Fee	—	8,539
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$210,812	$77,947
Non-current restricted cash	—	3,441
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$210,812	$81,388
NOTE 16 — SUBSEQUENT EVENTS
Subsequent to September 30, 2021, and through the date of this filing, we issued approximately 8.2 million shares of common stock under our at-the-market equity offering program for net proceeds of approximately $29.0 million. As of October 22, 2021, we have remaining capacity under our at-the-market program to raise aggregate gross sales proceeds of approximately $304.7 million.

Effective November 2, 2021, the listing of our common stock was transferred from the Nasdaq Capital Market to the NYSE American. The stock continues to trade under the symbol “TELL”.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”) intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets. The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project”. Our existing upstream natural gas assets consist of 9,750 net acres and interests in 74 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, we will consider partnering with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, the acquisition of additional upstream acreage, the drilling of new wells on our existing or newly acquired upstream acreage and trading LNG. As discussed in “Overview of Significant Events – LNG Sale and Purchase Agreements” below, we entered into four LNG SPAs with three unrelated purchasers, completing the planned sales for plants one and two of the Driftwood terminal (“Phase 1”). We are currently focused on securing financing for the construction of Phase 1.
We continue to evaluate, and discuss with potential partners, the scope and other aspects of our Business in light of the evolving economic environment, needs of potential partners and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.
Overview of Significant Events
LNG Sale and Purchase Agreements
Subsequent to entering into LNG SPAs with Gunvor Singapore Pte Ltd and Vitol Inc. for the purchase of a total of 6.0 Mtpa during the second quarter of this year, on July 29, 2021, Driftwood LNG LLC, a wholly owned subsidiary of the Company, has entered into two LNG SPAs with Shell NA LNG LLC (“Shell”) for the purchase of 3.0 Mtpa at a price that will be based on the JKM index price or the TTF futures contract price, in each case minus a transportation netback. Each LNG SPA has a ten-year term from the date of first commercial delivery from the Driftwood terminal.
Public Equity Offering
On August 6, 2021, we sold 35.0 million shares of our common stock in an underwritten public offering at a price of $3.00 per share. Net proceeds from this offering, after deducting fees and expenses, were approximately $100.8 million. The underwriters were granted an option to purchase up to an additional 5.3 million shares of common stock within 30 days. On August 31, 2021, the underwriters exercised this option, which generated net proceeds, after deducting fees, of approximately $15.1 million.
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $210.8 million of cash and cash equivalents as of September 30, 2021. We currently maintain an at-the-market equity offering program under which, as of the date of this filing, we have remaining

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
availability to raise aggregate gross sales proceeds of approximately $304.7 million. Since January 1, 2021, and through October 22, 2021, we have sold approximately 74.6 million shares of common stock under our at-the-market program for net proceeds of approximately $222.3 million.
As of September 30, 2021, we had contractual obligations associated with our financing and operating leases totaling $218.7 million, of which $7.1 million is scheduled to be paid within the next twelve months.
In connection with our LNG trading activities, we have previously entered into agreements with unrelated third-party LNG merchants pursuant to which we are obligated to purchase one cargo of LNG per quarter through October 2022 at a price based on then-prevailing JKM prices. We may be required to use cash on hand as well as trade financing arrangements to finance the purchase of these cargoes.
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the condensed consolidated financial statements. The Company has the ability to generate additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions to fund our obligations and working capital needs.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(39,170)	$(56,734)
Cash used in investing activities	(24,416)	(389)
Cash provided by financing activities	192,660	70,029

Net increase in cash, cash equivalents and restricted cash	129,074	12,906
Cash, cash equivalents and restricted cash, beginning of the period	81,738	68,482
Cash, cash equivalents and restricted cash, end of the period	$210,812	$81,388

Net working capital	$161,271	$(58,741)
Cash used in operating activities for the nine months ended September 30, 2021 decreased by approximately $17.6 million compared to the same period in 2020 due to an overall decrease in disbursements as a result of the reorganization in the first quarter of 2020.
Cash used in investing activities for the nine months ended September 30, 2021 increased by approximately $24.0 million compared to the same period in 2020. This increase is predominantly driven by increased natural gas development activities.
Cash provided by financing activities for the nine months ended September 30, 2021 increased by approximately $122.6 million compared to the same period in 2020. This increase primarily relates to the following:
•Increase of approximately $246.4 million in net proceeds from equity issuances and warrant exercises.
•Decrease of approximately $47.4 million in net borrowings proceeds due to the absence of these activities during the current period.
•Increase of approximately $74.1 million in principal repayments of our borrowings compared to the prior period.
See Note 11, Stockholders’ Equity, of our Notes to the Condensed Consolidated Financial Statements for further information about our financing activities.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. We received all major regulatory approvals for the construction of Phase 1 and, as a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process. We have initiated certain owner construction activities.
We currently estimate the total cost of the Driftwood Project as well as related pipelines and upstream natural gas assets to be approximately $25.0 billion including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction and other financing costs. We have entered into four LSTK EPC agreements currently totaling $15.5 billion, or $561 per tonne, with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for construction of the Driftwood terminal. The proposed Driftwood terminal will have a liquefaction capacity of up to approximately 27.6 Mtpa and will be situated on approximately 1,000 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths.
In addition, part of our strategy involves acquiring additional natural gas properties, including properties in the Haynesville shale trend. We intend to pursue potential acquisitions of such assets, or public or private companies that own such assets. We would expect to use stock, cash on hand, or cash raised in financing transactions to complete an acquisition of this type.
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
We currently expect that our long-term capital requirements will be financed by proceeds from future debt, equity and/or equity-linked transactions.
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$15,638	$14,265	$49,698	$28,811
Cost of sales	3,068	9,241	30,841	14,529
Development expenses	8,823	5,799	26,327	26,105
Depreciation, depletion and amortization	3,735	3,474	8,720	14,301
General and administrative expenses	14,528	10,734	47,065	43,342
Impairment charge	—	—	—	81,065
Severance and reorganization charges	—	—	—	6,359
Related party charges	—	—	—	7,357
Loss from operations	(14,516)	(14,983)	(63,255)	(164,247)
Interest expense, net	(968)	(15,973)	(7,689)	(33,564)
Gain on extinguishment of debt, net	—	—	1,422	—
Other (expense) income, net	(448)	1,490	(3,993)	(1,235)
Income tax benefit	—	—	—	—
Net loss	$(15,932)	$(29,466)	$(73,515)	$(199,046)
Our consolidated net loss was approximately $15.9 million for the three months ended September 30, 2021, compared to a net loss of approximately $29.5 million during the same period in 2020. The decrease in net loss of approximately $13.5 million is primarily a result of the following:
•Decrease of approximately $15.0 million in interest expense due to the decline in interest charges associated with our borrowing obligations, which were fully repaid during 2021.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
•Decrease of $6.2 million in cost of sales primarily because we did not execute any purchases and sales of LNG cargos during the current period.
The decreases were partially offset by an approximately $6.8 million increase in General and administrative and Development expenses as a result of an increase in spending activities primarily associated with the Driftwood Project.
Our consolidated net loss was approximately $73.5 million for the nine months ended September 30, 2021, compared to a net loss of approximately $199.0 million during the same period in 2020. The decrease in net loss of approximately $125.5 million is primarily a result of the following:
•Absence of upstream impairment charges, severance and reorganization costs, and related party expenses of approximately $81.1 million, $6.4 million, and $7.4 million respectively, that were incurred during 2020.
•Decrease of approximately $25.9 million in interest expense due to the decline in interest charges associated with our borrowing obligations, which were fully repaid during 2021.
•Decrease of approximately $5.6 million in DD&A due to the lower net book value utilized in the calculation as a result of the impairment charge that occurred during the prior period.
The increases of approximately $20.9 million in total revenues and $16.3 million in cost of sales were primarily related to the purchase and sale of an LNG cargo in April 2021.
Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2021. Please refer to the Summary of Critical Accounting Estimates section within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates and accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended September 30, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended September 30, 2021.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1††‡
LNG Sale and Purchase Agreement 1 by and between Driftwood LNG LLC and Shell NA LNG LLC, dated as of July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2021)

10.2††‡
LNG Sale and Purchase Agreement 2 by and between Driftwood LNG LLC and Shell NA LNG LLC, dated as of July 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2021)

10.3†‡
Executive Chairman Employment Agreement, effective as of October 1, 2021, by and between Tellurian Inc. and Charif Souki (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021)

10.4†‡
President and Chief Executive Officer Employment Agreement, effective as of October 1, 2021, by and between Tellurian Inc. and Octávio Simões (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2021)

10.5†*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

TELLURIAN INC.

Date:	November 3, 2021	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	November 3, 2021	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.