Form 10-K
period 2021-12-31
TELLURIAN INC. /DE/
filed 2022-02-23
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-5507
Tellurian Inc.
(Exact name of registrant as specified in its charter)

Delaware				06-0842255
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1201 Louisiana Street,	Suite 3100,	Houston,	TX	77002
(Address of principal executive offices)				(Zip Code)
(832) 962-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	TELL	NYSE	American LLC
8.25% Senior Notes due 2028	TELZ	NYSE	American LLC

Securities registered pursuant to Section 12(g) of the Act:		None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,687,424 thousand, based on the per share closing sale price of $4.65 on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, as well as certain stockholders, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
518,493,398 shares of common stock were issued and outstanding as of February 7, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the 2022 annual meeting of stockholders, to be filed within 120 days after December 31, 2021, are incorporated by reference in Part III of this annual report on Form 10-K.

Tellurian Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2021

Cautionary Information About Forward-Looking Statements
The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “proposed,” “should,” “will,” “would” and similar terms, phrases, and expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:
•our businesses and prospects and our overall strategy;
•planned or estimated capital expenditures;
•availability of liquidity and capital resources;
•our ability to obtain financing as needed and the terms of financing transactions, including for the Driftwood Project;
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
•the ability of our vendors, customers and other counterparties to meet their contractual obligations;
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

DEFINITIONS
All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document, the terms listed below have the following meanings:

ASC	Accounting Standards Codification
Bcf	Billion cubic feet of natural gas
Bcfe	Billion cubic feet of natural gas equivalent volumes using a ratio of 6 Mcf to 1 barrel of liquid
Condensate	Hydrocarbons that exist in a gaseous phase at original reservoir temperature and pressure, but when produced, are in the liquid phase at surface pressure and temperature
DD&A	Depreciation, depletion, and amortization
DES	Delivered ex-ship
DOE/FE	U.S. Department of Energy, Office of Fossil Energy
EPC	Engineering, procurement, and construction
FASB	Financial Accounting Standards Board
FEED	Front-End Engineering and Design
FERC	U.S. Federal Energy Regulatory Commission
FID	Final investment decision as it pertains to the Driftwood Project
FTA countries	Countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	Generally accepted accounting principles in the U.S.
ICE	Intercontinental Exchange
JKM	Platts Japan Korea Marker index price for LNG
LIBOR	London Inter-bank Offered Rate
LNG	Liquefied natural gas
LSTK	Lump Sum Turnkey
Mcf	Thousand cubic feet of natural gas
MMBtu	Million British thermal unit
MMcf	Million cubic feet of natural gas
MMcf/d	MMcf per day
MMcfe	Million cubic feet of natural gas equivalent volumes using a ratio of 6 Mcf to 1 barrel of liquid
Mtpa	Million tonnes per annum
NGA	Natural Gas Act of 1938, as amended
Non-FTA countries	Countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
NYMEX	New York Mercantile Exchange
NYSE American	NYSE American LLC
Oil	Crude oil and condensate
PUD	Proved undeveloped reserves
SEC	U.S. Securities and Exchange Commission
SPA	Sale and purchase agreement
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TTF	Platts Dutch Title Transfer Facility Index price for LNG
U.K.	United Kingdom
U.S.	United States
USACE	U.S. Army Corps of Engineers
With respect to the information relating to our ownership in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

PART I
ITEM 1 AND 2. OUR BUSINESS AND PROPERTIES
Overview
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets. The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project”. Our existing natural gas assets consist of 11,060 net acres and interests in 78 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing or newly acquired upstream acreage. As discussed in “Overview of Significant Events – LNG Sale and Purchase Agreements” below, in 2021 we entered into four LNG SPAs with three unrelated purchasers, completing the planned sales for plants one and two of the Driftwood terminal (“Phase 1”). We are currently focused on securing financing for the construction of Phase 1.
We continue to evaluate the scope and other aspects of our Business in light of the evolving economic environment, needs of potential counterparties and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.

Overview of Significant Events
LNG Sale and Purchase Agreements
Driftwood LNG LLC (“Driftwood LNG”), a wholly owned subsidiary of the Company, entered into the following SPAs with three purchasers for the purchase of a total of 9.0 Mtpa of LNG:
• An SPA with Gunvor Singapore Pte Ltd (“Gunvor”) in May 2021 for the purchase of 3.0 Mtpa of LNG;

• An SPA with Vitol Inc. (“Vitol”) in June 2021 for the purchase of 3.0 Mtpa of LNG; and

• Two SPAs with Shell NA LNG LLC (“Shell”) in July 2021 for the purchase of 3.0 Mtpa of LNG.

The price for LNG sold under the SPAs with Gunvor and Vitol will be a blended average based on the JKM index price and the TTF futures contract price, in each case minus a transportation netback. The price for LNG sold under each SPA with Shell will be based on the JKM index price or the TTF futures contract price, in each case minus a transportation netback. Each SPA has a ten-year term from the date of first commercial delivery from the Driftwood terminal.

Initiated Owner Construction Activities

During the year ended December 31, 2021 we initiated owner construction activities necessary to proceed under our LSTK EPC agreements with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”).

Driftwood Land Lease Agreement

On July 1, 2021, we entered into a long-term ground lease agreement with the Lake Charles Harbor and Terminal District to secure property essential for the construction of the Driftwood terminal.
Environmental, Social, Governance Practices

During the year ended December 2021, the Company began a partnership with the National Forest Foundation on a five-year plan for reforestation and other forest management projects totaling $25 million across the United States. One of the first identified projects is to re-plant 300,000 trees in the Kisatchie National Forest, located near Alexandria, Louisiana, where nearly 40,000 acres of native trees were lost due to extreme weather events during the past few years.

Upstream Drilling Activities

During the year ended December 31, 2021, we completed the drilling of and put in production four new Haynesville operated natural gas wells. We also participated in the drilling of six Haynesville non-operated natural gas wells. Our 2021 drilling activities increased our proved developed reserves by approximately 51 Bcfe as of December 31, 2021.

Repayment of Borrowing Obligations
During the year ended December 31, 2021, we repaid all borrowing obligations that were outstanding at the end of December 31, 2020. For further information regarding the repayment of our borrowing obligations, see Note 10 - Borrowings, of our Notes to the Consolidated Financial Statements.
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
8.25% Senior Notes due 2028
On November 10, 2021, we sold $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”) in a registered public offering. Net proceeds from the sale of the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Notes, which generated net proceeds of approximately $6.2 million after deducting fees.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell, from time to time on the NYSE American, up to an aggregate principal amount of $200.0 million of additional Senior Notes. During the year ended December 31, 2021, we did not sell any additional Senior Notes under the at-the-market debt offering program.

Natural Gas Properties
Reserves
Our natural gas assets consist of 11,060 net acres and interests in 78 producing wells located in the Haynesville Shale trend of north Louisiana. For the year ended December 31, 2021, our average net production was approximately 39.2 MMcf/d. All of our proved reserves were associated with those properties as of December 31, 2021. Proved reserves are the estimated quantities of natural gas and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., costs as of the date the estimate is made). Proved reserves are categorized as either developed or undeveloped.
Our reserves as of December 31, 2021 were estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, and are set forth in the following table. Per SEC rules, NSAI based its estimates on the 12-month unweighted arithmetic average of the first-day-of-the-month price of natural gas for each month from January through December 2021. Prices include consideration of changes in existing prices provided for under contractual arrangements, but not on escalations or reductions based upon future conditions. The price used for the reserve estimates as of December 31, 2021 was $3.60 per MMBtu of natural gas, adjusted for energy content, transportation fees and market differentials.
The following table shows our proved reserves as of December 31, 2021:

Gas (MMcf)
Proved reserves (as of December 31, 2021):
Developed	73,927
Undeveloped	249,409
Total	323,336
As of December 31, 2021, the standardized measure of discounted future net cash flow from our proved reserves (the “standardized measure”) was approximately $364.2 million.

During the year ended December 31, 2021, we did not have any material capital expenditures related to the development of our undeveloped reserves and thus did not convert any meaningful quantities from proved undeveloped to proved developed reserves. As of December 31, 2021, we do not expect to have any proved undeveloped reserves that will remain undeveloped for more than five years from the date that they were initially booked.
Refer to Supplemental Disclosures About Natural Gas Producing Activities, starting on page 63, for additional details.
Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used
Our December 31, 2021 reserve report was prepared by NSAI in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S‑X of the SEC. NSAI prepared the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provided to them. This information was reviewed by knowledgeable members of our Company for accuracy and completeness prior to submission to NSAI. A letter that identifies the professional qualifications of the individual at NSAI who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2021, has been filed as an addendum to Exhibit 99.1 to this report and is incorporated by reference herein.
Internally, a Senior Vice President is responsible for overseeing our reserves process. Our Senior Vice President has over 20 years of experience in the oil and natural gas industry, with the majority of that time in reservoir engineering and asset management. She is a graduate of Virginia Polytechnic Institute and State University with dual degrees in Chemical Engineering and French, and a graduate of the University of Houston with a Masters of Business Administration degree. During her career, she has had multiple responsibilities in technical and leadership roles, including reservoir engineering and reserves management, production engineering, planning, and asset management for multiple U.S. onshore and international projects. She is also a licensed Professional Engineer in the State of Texas.
Production
For the years ended December 31, 2021, 2020 and 2019, we produced 14,302 MMcf, 16,893 MMcf and 13,901 MMcf of natural gas at an average sales price of $3.52, $1.74 and $2.07 per Mcf, respectively. Natural gas and condensate production and operating costs for the periods ended December 31, 2021, 2020 and 2019 were $0.48, $0.28 and $0.25 per Mcfe, respectively.

Drilling Activity
The table below shows the number of net productive and dry development wells drilled during the past three years. The information in the table below should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found, or economic value. A dry well is an exploratory, development, or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory, development, or extension well that is not a dry well. Completion refers to installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned. The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.

	For the Year Ended December 31,
	2021	2020	2019
Development wells:
Productive	6.9	—	3.1
Dry	—	—	—
We had no exploratory wells drilled during any of the periods presented.

Wells and Acreage
As of December 31, 2021, we owned working interests in 65 gross (28 net) productive natural gas wells. We have 4,419 gross (4,100 net) developed leasehold acres that are held by production. Additionally, we hold 7,448 gross (6,960 net) undeveloped leasehold acres. As of December 31, 2021, there were seven gross (3.33 net) in process wells.
Of the total gross and net undeveloped acreage, 1,995 gross and 1,901 net acres are not held by production, of which no acres are set to expire in 2022.

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
amended December 18, 2020 (4641)

Non-FTA countries: May 2, 2019 (4373);
amended December 10, 2020 (4373-A);
amended December 18, 2020 (4641)
USACE	Section 404	May 3, 2019
	Section 10 (Rivers and Harbors Act)	May 3, 2019
United States Coast Guard	Letter of Intent and Preliminary Water Suitability Assessment	June 21, 2016
	Follow-On Water Suitability Assessment and Letter of Recommendation	April 25, 2017
United States Fish and Wildlife Service	Section 7 of Endangered Species Act Consultation	September 19, 2017; February 7, 2019
National Oceanic and Atmospheric Administration / National Marine Fisheries Service	Section 7 of the Endangered Species Act Consultation	February 14, 2018
	Magnuson-Stevens Fishery Management and Conservation Act Essential Fish Habitat Consultation	October 3, 2017
	Marine Mammal Protection Act Consultation	October 3, 2017
State
Louisiana Department of Natural Resources- Coastal Management Division	Coastal Use Permit and Coastal Zone Consistency Permit, Joint Permit with USACE Coastal Use Permit Extension	May 29, 2018 May 21, 2020
Louisiana Department of Environmental Quality - Air Quality Division	Air Permit for LNG Terminal Gillis Compressor Station	July 10, 2018; June 2, 2021 (extension) October 2, 2017; April 8, 2021 (extension)
Louisiana State Historic Preservation Office	Section 106 Consultation	Concurrence received on June 29, 2016
Concurrence received on November 22, 2016
Concurrence received on April 13, 2017
Concurrence received on March 1, 2019
Federal Energy Regulatory Commission
The design, construction and operation of liquefaction facilities and pipelines, the export of LNG and the transportation of natural gas are highly regulated activities. In order to site, construct and operate the Driftwood Project, we obtained authorizations from FERC under Section 3 and Section 7 of the NGA as well as several other material governmental and regulatory approvals and permits as detailed in the table above. In order to gain regulatory certainty with respect to certain potential commercial transactions, on November 13, 2020, Driftwood Holdings LP (“Driftwood Holdings”), a wholly owned subsidiary of the Company, and Driftwood LNG (jointly, “Driftwood”) filed a Petition with FERC requesting, among other things, a prospective limited waiver of FERC’s buy/sell prohibition as well as any other prospective waivers necessary to enable Driftwood to purchase natural gas from potentially affiliated upstream suppliers that may be resold to a different affiliate under a long-term contract for export as LNG in foreign commerce. On January 19, 2021, FERC issued an order granting a prospective limited waiver of the prohibition on buy/sell arrangements for future proposed transactions in which Driftwood enters into: (1) an agreement to purchase natural gas from a potentially affiliated supplier; and (2) an agreement to sell LNG to affiliates in foreign commerce.
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
A certificate of public convenience and necessity from FERC is required for the construction and operation of facilities used in interstate natural gas transportation, including pipeline facilities, in addition to other required governmental and regulatory approvals. In this regard, in April 2019, we obtained a certificate of public convenience and necessity to construct and operate the Driftwood pipeline. On June 17, 2021, Driftwood Pipeline LLC, a wholly owned subsidiary of the Company, filed an application pursuant to Section 7(c) of the NGA in FERC Docket No. CP21-465-000 requesting that FERC grant a certificate of public convenience and necessity and related approvals to construct, own and operate dual 42-inch diameter natural gas pipelines, an approximately 211,200 horsepower compressor station and appurtenant facilities to be located in Beauregard and Calcasieu Parishes, Louisiana, which would provide a maximum seasonal capacity of 5.7 Bcf of natural gas per day. The application is currently pending.

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
The Driftwood pipeline and other related pipelines will also be subject to regulation by PHMSA, including those under the PSIA. The PHMSA Office of Pipeline Safety administers the PSIA, which requires pipeline companies to perform extensive integrity tests on natural gas transportation pipelines that exist in high population density areas designated as “high consequence areas.” Pipeline companies are required to perform the integrity tests on a seven-year cycle. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal electronic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained. Pipeline operators also must develop integrity management programs for natural gas transportation pipelines, which requires pipeline operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high consequence area; improve data collection, integration and analysis; repair and remediate the pipeline, as necessary; and implement preventive and mitigative actions.
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
On January 11, 2021, PHMSA published a final rule in the Federal Register amending the Federal Pipeline Safety Regulations to reduce regulatory burdens and offer greater flexibility with respect to the construction, maintenance, and operation of gas transmission, distribution, and gathering pipeline systems, including updates to corrosion control requirements and test requirements for pressure vessels. Mandatory compliance with this rule started October 1, 2021. This rule is subject to review for possible modification pursuant to executive orders signed by President Biden on or shortly after January 20, 2021.
On November 15, 2021, PHMSA published a final rule in the Federal Register revising the Federal Pipeline Safety Regulations to improve the safety of onshore gas gathering pipelines. The rule extends reporting requirements to all gas gathering operators and applies a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. This rule goes into effect on May 16, 2022.
The Driftwood pipeline and other related pipelines will be subject to regulation under PHMSA, which will involve capital and operating costs for compliance-related equipment and operations. We have no reason to believe that these compliance costs will be material to our financial performance, but the significance of such costs will depend on future events and our ability to achieve and maintain compliance throughout the life of the Driftwood Project or related pipelines.

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
Other Governmental Permits, Approvals and Authorizations
The construction and operation of the Driftwood terminal and Driftwood pipeline are subject to federal permits, orders, approvals and consultations required by other federal and state agencies, including DOT, the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Service, U.S. Department of the Interior, U.S. Fish and Wildlife Service, the EPA and the U.S. Department of Homeland Security. The necessary permits required for construction have been obtained and will be maintained for the Driftwood terminal and Driftwood pipeline. Similarly, additional permits, orders, approvals and consultations will be required for other related pipelines.
Three significant permits that apply to the Driftwood terminal and Driftwood pipeline are the USACE Section 404 of the CWA/Section 10 of the Rivers and Harbors Act Permit, the CAA Title V Operating Permit and the Prevention of

Significant Deterioration Permit, of which the latter two permits are issued by the Louisiana Department of Environmental Quality. Each of the Driftwood terminal and Driftwood pipeline has received its permit from USACE, including a review and approval by USACE of the findings and conditions set forth in an Environmental Impact Statement and Record of Decision issued for the Driftwood terminal and Driftwood pipeline pursuant to the requirements of NEPA. The Louisiana Department of Environmental Quality has issued the Prevention of Significant Deterioration permit, which is required to commence construction of the Driftwood terminal as well as the Title V Operating Permit. These material approvals may be required for other related pipelines.
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
Executive Order 13990, “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” 86 FR 7037 (January 20, 2021) directs agencies to review regulations and policies adopted by the Trump Administration and to “confront the climate crisis.” It specifically directs the EPA to consider suspending, revising or rescinding certain regulations, including restrictions on emissions from the oil and gas sector. In addition, Executive Order 13990 establishes a federal inter-agency working group to recommend methods for agencies to incorporate the “social cost of carbon” into their decision making. Finally, Executive Order 13990 directs the White House Council on Environmental Quality to rescind draft guidance restricting the review of climate change issues in reviews under NEPA and to update regulations to strengthen climate change reviews. On March 8, 2021, 12 states filed a lawsuit in the U.S. District Court for the Eastern District of Missouri challenging President Biden's authority to establish interim values for the social cost of greenhouse gases under Executive Order 13990; the case is currently pending appeal before the U.S. Circuit Court of Appeals for the 8th Circuit.

NEPA. NEPA and comparable state laws and regulations require that government agencies review the environmental impacts of proposed projects. On July 16, 2020, the White House Council on Environmental Quality (the “CEQ”) published a final rule to “modernize and clarify” the prior NEPA implementation regulations and to streamline environmental reviews required by NEPA (the “Revised NEPA Regulations”). The Revised NEPA Regulations set a presumptive time limit for completion of NEPA reviews and limit the scope of NEPA reviews to those effects that are reasonably foreseeable and have a reasonably close causal relationship to the proposed action or alternatives. While these changes are not likely to require amendments to the USACE permits and NEPA-related findings that were completed prior to the effective date of the final NEPA rule, the changes in the NEPA regulations may impact new permits, permit modifications and other elements of the Driftwood Project and related pipelines that are under development. The Revised NEPA Regulations are currently subject to legal challenges. On October 7, 2021, the CEQ published a notice of proposed rulemaking to announce a set of proposed changes to generally restore prior regulatory provisions. Therefore, the impact on the Driftwood Project and related pipelines of the previously Revised NEPA Regulations and new NEPA regulations and guidance is not determinable at this time.

Clean Air Act. The CAA and comparable state laws and regulations restrict the emission of air pollutants from many sources and impose various monitoring and reporting requirements, among other requirements. The Driftwood Project and related pipelines include facilities and operations that are subject to the federal CAA and comparable state and local laws, including requirements to obtain pre-construction permits and operating permits. We may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining permits and approvals pursuant to the CAA and comparable state laws and regulations.
In August 2020, the EPA issued two final rules that revised the new source performance standards under the CAA (the “2020 CAA Revisions”) to require reductions in emissions, including methane emissions, from new and modified sources in the oil and natural gas sector. On June 30, 2021, President Biden signed into law a joint Congressional resolution disapproving many of the 2020 CAA Revisions pursuant to the Congressional Review Act making the disapproved portions of the 2020 CAA Revisions no longer effective. In November 2021, the EPA published a proposed rule that would update and expand existing requirements for the oil and gas industry, as well as creating significant new requirements and standards for new, modified and existing oil and gas facilities. The proposed new requirements would include, for example, new standards and emission limitations applicable to storage vessels, well liquids unloading, pneumatic controllers, and flaring of natural gas at both new and existing facilities. The proposed rules for new and modified facilities are expected to be finalized by the end of 2022, while any standards finalized for existing facilities will require further state rulemaking actions over the next several years before they become applicable and effective. The comment period for that proposed rule was extended until January 31, 2022. Therefore, the impact of the revised oil and gas new source performance standards on the Driftwood Project and other related pipelines and Tellurian’s compliance obligations are not determinable at this time.

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
The Biden Administration has communicated its intention to address climate change and has issued Executive Orders with respect to certain governmental actions related to climate change. In the future, the EPA may promulgate additional regulations for sources of GHG emissions that could affect the oil and gas sector, and Congress or states may enact new GHG legislation, either of which could impose emission limits on the Driftwood Project or related pipelines or require the Driftwood Project or related pipelines to implement additional pollution control technologies, pay fees related to GHG emissions or implement mitigation measures. The scope and effects of any new laws or regulations are difficult to predict, and the impact of such laws or regulations on the Driftwood Project or related pipelines cannot be predicted at this time.
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
Clean Water Act. The Driftwood Project and related pipelines are subject to the CWA and analogous state and local laws. The CWA and analogous state and local laws regulate discharges of pollutants to waters of the United States or waters of the state, including discharges of wastewater and storm water runoff and discharges of dredged or fill material into waters of the United States, as well as spill prevention, control and countermeasure requirements. Permits must be obtained prior to discharging pollutants into state and federal waters or dredging or filling wetland and coastal areas. The CWA is administered by the EPA, the USACE and by the states. Additionally, the siting and construction of the Driftwood terminal and Driftwood pipeline will impact jurisdictional wetlands, which would require appropriate federal, state and/or local permits and approval prior to impacting such wetlands. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for regulated impacts to wetlands. Although the CWA permits required for construction and operation of the Driftwood terminal and Driftwood pipeline have been obtained, other CWA permits may be required in connection with our projects that are under development and our future projects. The approval timeframe may also be longer than expected and could potentially affect project schedules.
In April 2020, the EPA and the USACE finalized a rule revising and narrowing the definition of “waters of the United States” and replacing prior rules defining the same issued in 1986 and 2015 (the “2020 Rule”). On August 30, 2021, the U.S. District Court for the District of Arizona vacated and remanded the 2020 Rule and in June 2021, the EPA and the Department of the Army announced their intention to initiate a new rulemaking process to restore the pre-2015 definition of “waters of the United States” informed by decisions of the Supreme Court of the United States. The proposed rule was published on December 7, 2021 and the comment period closed on February 7, 2022. In addition, in January 2022, the Supreme Court of the United States granted certiorari in a case, Sackett v. EPA, that could further impact this rulemaking process and the ultimate rule. Changes in the definition of “waters of the United States” are not likely to affect the permits already obtained for the Driftwood terminal and Driftwood pipeline, but further regulatory changes or any judicial decisions could affect other elements of the Driftwood terminal and Driftwood pipeline or other related pipelines in ways that cannot be predicted at this time.

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
Oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators. Materials from these operations remain on some of the properties and in certain instances may require remediation. In some instances, we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with the properties. Accordingly, we could incur material costs for remediation required under CERCLA or similar state statutes in the future.
Hydraulic Fracturing. Hydraulic fracturing is commonly used to stimulate the production of crude oil and/or natural gas from dense subsurface rock formations. We plan to use hydraulic fracturing extensively in our natural gas development operations. The process involves the injection of water, sand, and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations which are held open by the grains of sand, enabling the natural gas to more easily flow to the wellbore. The process is generally subject to regulation by state oil and natural gas commissions but is also subject to new and changing regulatory programs at the federal, state and local levels.
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
In May 2014, the EPA issued an advance notice of proposed rulemaking under the Toxic Substances Control Act (“TSCA”) pursuant to which it will collect extensive information on the chemicals used in hydraulic fracturing fluid, as well as other health-related data, from chemical manufacturers and processors. If the EPA regulates hydraulic fracturing fluid under TSCA in the future, such regulation may increase the cost of our natural gas development operations and the feedstock for the Driftwood terminal.

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
In December 2016, the EPA released a report titled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States.” The report concluded that activities involved in hydraulic fracturing can have impacts on drinking water under certain circumstances. In addition, the U.S. Department of Energy has investigated practices that the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These and similar studies, depending on their degree of development and nature of results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. If the EPA proposes additional regulations of hydraulic fracturing in the future, they could impose additional emission limits and pollution control technology requirements, which could limit our operations and revenues and potentially increase our costs of gas production or acquisition.
Endangered Species Act (“ESA”). Our operations may be restricted by requirements under the ESA. The ESA prohibits the harassment, harming or killing of certain protected species and destruction of protected habitats. Under the NEPA review process conducted by FERC, we have been and will be required to consult with federal agencies to determine limitations on and mitigation measures applicable to activities that have the potential to result in harm to threatened or endangered species of plants, animals, fish and their designated habitats. Although we have conducted studies and engaged in consultations with agencies in order to avoid harming protected species, inadvertent or incidental harm may occur in connection with the construction or operation of our properties, including of the Driftwood Project or related pipelines, which could result in fines or penalties. In addition, if threatened or endangered species are found on any part of our properties, including the sites of the Driftwood Project, related pipelines, or pipeline rights of way, then we may be required to implement avoidance or mitigation measures that could limit our operations or impose additional costs.
Regulation of Natural Gas Operations
Our natural gas operations are subject to a number of additional laws, rules and regulations that require, among other things, permits for the drilling of wells, drilling bonds and reports concerning operations. States, parishes and municipalities in which we operate may regulate, among other things:
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
Anti-Corruption, Trade Control, and Tax Evasion Laws
We are subject to anti-corruption laws in various jurisdictions, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act of 2010 and other anti-corruption laws. The FCPA and these other laws generally prohibit our employees, directors, officers and agents from authorizing, offering, or providing improper payments or anything else of value to government officials or other covered persons to obtain or retain business or gain an improper business advantage. We face the risk that one of our employees or agents will offer, authorize, or provide something of value that could subject us to liability under the FCPA and other anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
We have instituted policies, procedures and ongoing training of employees designed to ensure that we and our employees and agents comply with the FCPA, other anti-corruption laws, Trade Control laws and the Criminal Finances Act 2017. However, there is no assurance that our efforts have been and will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements. If we are not in compliance with the FCPA, other anti-corruption laws, the Trade Control laws or the Criminal Finances Act 2017, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws the Trade Control laws or the Criminal Finances Act 2017 by the U.S. or foreign authorities could have a material adverse impact on our reputation, business, financial condition and results of operations. U.S. or foreign authorities may also seek to hold us liable for successor liability for anti-corruption violations committed by companies we acquire or in which we invest (for example, by way of acquiring equity interests, participating as a joint venture partner, or acquiring assets).
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
Employees and Human Capital
As of December 31, 2021, Tellurian had 107 full-time employees worldwide. None of them are subject to collective bargaining arrangements. The Company’s workforce is primarily located in Houston, Texas, and we have offices in Louisiana, Washington DC, London and Singapore. Many of our employees are originally from, or have extensive experience working in, countries other than the United States. This reflects our overall strategy of building a natural gas business that is global in scope.
We plan to build, among other things, an LNG liquefaction facility that we believe is one of the largest energy infrastructure projects currently under development in the United States. Given the inherent challenges involved in the construction of a project of this type, in particular by a company that has limited current operations, our human resources strategy focuses on the recruitment and retention of employees who have already established relevant expertise in the industry. The execution of this strategy has resulted in us assembling what we believe to be a premier management team in the global natural gas and LNG industry. A related aspect of our human resources strategy is that the compensation structure for many of our employees is weighted towards incentive compensation that is designed to reward progress toward the development of our business, including in particular the financing and construction of the Driftwood Project.
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

ITEM 1A. RISK FACTORS
Our business activities and the value of our securities are subject to significant hazards and risks, including those described below. If any of such events should occur, our business, financial condition, liquidity, and/or results of operations could be materially harmed, and holders and purchasers of our securities could lose part or all of their investments. Our risk factors are grouped into the following categories:
•Risks Relating to Financial Matters;
•Risks Relating to Our Common Stock;
•Risks Relating to Our LNG Business;
•Risks Relating to Our Natural Gas and Oil Operating Activities; and
•Risks Relating to Our Business in General.
Risks Relating to Financial Matters
Tellurian will be required to seek additional equity and/or debt financing in the future to complete the Driftwood Project and to grow its other operations, and may not be able to secure such financing on acceptable terms, or at all.
Tellurian will be unable to generate any significant revenue from the Driftwood Project for multiple years, and expects cash flow from its other lines of business to be modest for an extended period as it focuses on the development and growth of these businesses. Tellurian will, therefore, need substantial amounts of additional financing to execute its business plan and to repay its indebtedness when necessary. There can be no assurance that Tellurian will be able to raise sufficient capital on acceptable terms, or at all. If such financing is not available on satisfactory terms or at all, Tellurian may be required to delay, scale back or cancel the development of business opportunities, and this could adversely affect its operations and financial condition to a significant extent. Tellurian intends to pursue a variety of potential financing transactions, including sales of preferred equity, project finance and sales of equity and debt securities. We do not know whether, and to what extent, potential sources of financing will find the terms we propose acceptable. In addition, potential sources of financing may conclude that the terms of our commercial agreements for the sale of LNG are not attractive enough to justify an investment.

Debt or preferred equity financing, if obtained, may involve agreements that include liens or restrictions on Tellurian’s assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets and increasing expenses. Debt financing would also be required to be repaid regardless of Tellurian’s operating results. Obtaining financing through additional issuances of common stock or other equity securities would impose fewer restrictions on our future operations but would be dilutive to the interests of existing stockholders.

Pandemics or disease outbreaks, such as the currently ongoing COVID-19 pandemic, may adversely affect our efforts to reach a final investment decision with respect to the Driftwood Project.
Pandemics or disease outbreaks such as the currently ongoing COVID-19 pandemic may have a variety of adverse effects on our business, including by depressing commodity prices and the market value of our securities and limiting the ability of our management to travel to meet with partners and potential partners. Prospects for the development and financing of the Driftwood Project are based in part on factors including global economic conditions that have been, and are likely to continue to be, adversely affected by the COVID-19 pandemic. Additional effects of the pandemic on our business may include limits on the ability of our employees, or those of partners or vendors, to provide necessary services due to illness or quarantines and governmental restrictions on travel, imports or exports or financial transactions.
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
Tellurian has not yet completed the construction of the Driftwood Project and expects to incur significant additional costs and expenses through the completion of development and construction of that project. The Company also expects to devote substantial amounts of capital to the growth and development of its other operations. Tellurian expects that operating losses will increase substantially in 2022 and thereafter, and expects to continue to incur operating losses and to experience negative operating cash flows for the next several years.

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
As we continue to develop our LNG and natural gas marketing and natural gas operating activities, we may enter into commodity hedging arrangements in an effort to reduce our exposure to fluctuations in price and timing risk. Any hedging arrangements entered into would expose us to the risk of financial loss when (i) the counterparty to the hedging contract defaults on its contractual obligations or (ii) there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.
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
Tellurian’s directly and indirectly held assets currently consist primarily of natural gas leaseholds and related upstream development assets, cash held for certain start-up and operating expenses, applications for permits from regulatory agencies relating to the Driftwood Project and certain real property related to that project. Tellurian’s cash flow, and consequently its ability to distribute earnings, is solely dependent upon the cash flow its subsidiaries receive from the Driftwood Project and its other operations. Tellurian’s ability to complete the project, as discussed elsewhere in this section, is dependent upon its and its subsidiaries’ ability to obtain and maintain necessary regulatory approvals and raise the capital necessary to fund the development of the project. We expect that cash flows from our operations will be reinvested in the business rather than used to fund dividends, that pursuing our strategy will require substantial amounts of capital, and that the required capital will exceed cash flows from operations for a significant period.

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
We have issued senior notes as described in Note 10, Borrowings, of our Notes to Consolidated Financial Statements included in this report. Our ability to generate cash flows from operations or obtain refinancing capital sufficient to pay interest and principal on our indebtedness will depend on our future operating performance and financial condition and the availability of refinancing debt or equity capital, which will be affected by prevailing commodity prices and economic conditions and financial, business and other factors, many of which are beyond our control. Our inability to generate adequate cash flows from operations could adversely affect our ability to execute our overall business plan, and we could be required to sell assets, reduce our capital expenditures or seek refinancing debt or equity capital to satisfy the requirements of the debt agreements. These alternative measures may be unavailable or inadequate, in which case we could be forced into bankruptcy or liquidation, and may themselves adversely affect our overall business strategy.
Risks Relating to Our Common Stock
The price of our common stock has been and may continue to be highly volatile, which may make it difficult for shareholders to sell our common stock when desired or at attractive prices.
The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. Adverse events could trigger a significant decline in the trading price of our common stock, including, among others, failure to obtain necessary permits, unfavorable changes in commodity prices or commodity price expectations, adverse regulatory developments, loss of a relationship with a partner, litigation, departures of key personnel, and failures to advance the Driftwood Project on the terms or within the time periods anticipated. Furthermore, general market conditions, including the level of, and fluctuations in, the trading prices of equity securities generally could affect the price of our stock. The stock markets frequently experience price and volume volatility that affects many companies’ stock prices, often in ways unrelated to the operating performance of those companies. These fluctuations may affect the market price of our common stock. The trading price of our common stock during 2021 was as low as $1.20 per share and as high as $5.76 per share.
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
•decreases in the price of natural gas or LNG outside of the United States, which might decrease the expected returns relating to investments in LNG projects;

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
Cost estimates for the Driftwood Project and other projects we may pursue are only approximations of the actual costs of construction. Cost estimates may be inaccurate and may change due to various factors, such as cost overruns, change orders, delays in construction, legal and regulatory requirements, site issues, increased component and material costs, escalation of labor costs, labor disputes, changes in commodity prices, changes in foreign currency exchange rates, increased spending to maintain Tellurian’s construction schedule and other factors. For example, new or increased tariffs on materials needed in the construction process could materially increase construction costs. In particular, tariffs on imported steel may significantly increase our construction costs. Similarly, cost overruns could affect the project scope within the LSTK EPC agreements that are provisional such as dredging-related expenditures. Our estimate of the cost of construction of the Driftwood terminal is based on the prices set forth in our LSTK EPC agreements with Bechtel and those prices are subject to adjustment by change orders, including for consideration of certain increased costs. Our failure to achieve our cost estimates could materially adversely affect our business, financial condition, operating results, liquidity and prospects.

If third-party pipelines and other facilities interconnected to our LNG facilities become unavailable to transport natural gas, this could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We will depend upon third-party pipelines and other facilities that will provide natural gas delivery options to our natural gas operations and our LNG facilities. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet our LNG sale and purchase agreement obligations and continue shipping natural gas from producing operations or regions to end markets could be restricted, thereby reducing our revenues. This could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Tellurian’s ability to generate cash will depend upon it entering into contracts with third-party customers, the terms of those contracts and the performance of those customers under those contracts.
We have entered into commercial arrangements with certain third-party customers for the sale of LNG from Phase I of the Driftwood Project. Our ability to generate revenue from those contracts will depend upon, among other factors, LNG prices and our ability to finance and complete the construction of the project. Tellurian’s business strategy may change regarding how and when the proposed Driftwood Project’s export capacity is marketed. Also, Tellurian’s business strategy may change due to an inability to enter into additional agreements with customers or based on a variety of factors, including the future price outlook, supply and demand of LNG, natural gas liquefaction capacity, and global regasification capacity. If our efforts to market the proposed Driftwood Project and the LNG it will produce are not successful, Tellurian’s business, results of operations, financial condition and prospects may be materially and adversely affected.

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
The construction and operation of the Driftwood Project and related pipelines remain subject to further approvals, and some approvals may be subject to further conditions, review and/or revocation.
The design, construction and operation of LNG export terminals is a highly regulated activity. The approval of FERC under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, is required to construct and operate an LNG terminal. Such approvals and authorizations are often subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Tellurian and its affiliates will be required to obtain and maintain governmental approvals and authorizations to implement its proposed business strategy, which includes the construction and operation of the Driftwood Project. Although all the major permits required for construction and operation of the Driftwood terminal and Driftwood pipeline have been obtained, we must still satisfy various conditions of our FERC permits during the construction process. Additionally, numerous permits and approvals will be required in connection with other assets related to the Driftwood Project, including our upstream operations or other related pipelines. Further permits and approvals may also be required in connection with the construction and operation of other related pipelines. Environmental groups and others may oppose our efforts to obtain and maintain the permits necessary to grow our operations pursuant to our strategy.
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
Furthermore, Tellurian may have disagreements with its third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. Tellurian may also face difficulties in commissioning a newly constructed facility. Any significant delays in the development of the Driftwood terminal could materially and adversely affect Tellurian’s business, results of operations, financial condition and prospects. The construction of the Driftwood pipeline or related pipelines will be required for the long-term operations of the Driftwood terminal and will be subject to similar risks.
Tellurian’s construction and operations activities are subject to a number of development risks, operational hazards, regulatory approvals and other risks, which could cause cost overruns and delays and could have a material adverse effect on its business, results of operations, financial condition, liquidity and prospects.
Siting, development and construction of the Driftwood Project and related pipelines will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:
•difficulties or delays in obtaining, or failure to obtain, sufficient equity or debt financing on reasonable terms;

•failure to obtain all necessary government and third-party permits, approvals and licenses for the construction and operation of the Driftwood Project or any other proposed LNG facilities or related pipelines;
•difficulties in engaging qualified contractors necessary to the construction of the contemplated Driftwood Project or other LNG facilities or related pipelines;
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

Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The profitability of the LNG SPAs we have entered into will depend in part on the relationship between the costs we incur in producing or purchasing natural gas and the then-current index prices when sales occur. An adverse change in that relationship, whether resulting from an increase in our costs, a decline in the index prices or both, could make sales under the agreements less profitable or could require us to sell at a loss. Similarly, part of our business involves the trading of LNG cargos from time to time. LNG trading involves risks, including the risk that commodity price changes will result in us selling cargos at a loss. These risks have increased in recent periods as higher commodity prices have resulted in cargos becoming generally more expensive, therefore increasing our exposure to potential losses.

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
•work stoppages or other labor disturbances at shipyards;
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
The Driftwood Project and related pipelines will be subject to a number of environmental and safety laws and regulations that impose significant compliance costs, and existing and future environmental, safety and similar laws and regulations could result in increased compliance costs, liabilities or additional operating restrictions.
We are and will be subject to extensive federal, state and local environmental and safety regulations and laws, including regulations and restrictions related to discharges and releases to the air, land and water and the handling, storage, generation and disposal of hazardous materials and solid and hazardous wastes in connection with the development, construction and operation of our LNG facilities and pipelines. Failure to comply with these regulations and laws could result in the imposition of administrative, civil and criminal sanctions.
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
As the owner and the operator of the Driftwood Project and other related assets we could be liable for the costs of investigating and cleaning up hazardous substances released into the environment and for damage to natural resources, whether caused by us or our contractors or existing at the time construction commences. Hazardous substances present in soil, groundwater and dredge spoils may need to be processed, disposed of or otherwise managed to prevent releases into the environment. Tellurian or its affiliates may be responsible for the investigation, cleanup, monitoring, removal, disposal and other remedial actions with respect to hazardous substances on, in or under properties that Tellurian owns or operates, or released at a site where materials are disposed of from our operations, without regard to fault or the origin of such hazardous substances. Such liabilities may involve material costs that are unknown and not predictable.
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
We will face numerous risks in developing and conducting our operations. For example, the plan of operations for the proposed Driftwood Project and related assets are subject to the inherent risks associated with LNG, pipeline and upstream operations, including explosions, pollution, leakage or release of toxic substances, fires, hurricanes and other adverse weather conditions, leakage of hydrocarbons, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the proposed Driftwood Project, related pipelines, or upstream assets, or damage to persons and property. In addition, operations at the proposed Driftwood Project, related pipelines, upstream assets, and vessels or facilities of third parties on which Tellurian’s operations are dependent could face possible risks associated with acts of aggression or terrorism.
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
Our LNG business will face other types of risks and liabilities as well. For instance, our LNG marketing activities expose us to possible financial losses, including the risk of losses resulting from adverse changes in the index prices upon which contracts for the purchase and sale of LNG cargos are based. Our LNG marketing activities are also subject to various domestic and international regulatory and foreign currency risks.
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
Risks Relating to Our Natural Gas and Oil Operating Activities
Acquisitions of natural gas and oil properties are subject to the uncertainties of evaluating reserves and potential liabilities, including environmental uncertainties.
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
Natural gas and oil prices fluctuate widely, and lower prices for an extended period of time may have a material adverse effect on the profitability of our natural gas or oil operating activities.
The revenues, operating results and profitability of our natural gas or oil operating activities will depend significantly on the prices we receive for the natural gas or oil we sell. We will require substantial expenditures to replace reserves, sustain production and fund our business plans. Low natural gas or oil prices can negatively affect the amount of cash available for acquisitions and capital expenditures and our ability to raise additional capital and, as a result, could have a material adverse effect on our revenues, cash flow and reserves. In addition, low natural gas or oil prices may result in write-downs of our natural gas or oil properties, such as the $81.1 million impairment charge we incurred in 2020. Conversely, any substantial or extended increase in the price of natural gas would adversely affect the competitiveness of LNG as a source of energy (as discussed above in “ — Risks Relating to Our LNG Business — Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects”. Part of our strategy involves adjusting the level of our natural gas development activities based on our judgment as to whether it will be most cost-effective to source natural gas for the Driftwood terminal from our own production or, instead, from natural gas produced by third parties. In some circumstances, making these adjustments may involve costs. For example, a decrease in our activities may result in the expiration of leases or an increase in costs on a per-unit basis.
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
Significant capital expenditures will be required to grow our natural gas or oil operating activities in accordance with our plans.
Our planned development and acquisition activities will require substantial capital expenditures. We intend to fund our capital expenditures for our natural gas and oil operating activities through cash on hand and financing transactions that may include public or private equity or debt offerings or borrowings under additional debt agreements. Our ability to generate operating cash flow in the future will be subject to a number of risks and variables, such as the level of production from existing wells, the price of natural gas or oil, our success in developing and producing new reserves and the other risk factors discussed in this section. If we are unable to fund our capital expenditures for natural gas or oil operating activities as planned, we could experience a curtailment of our development activity and a decline in our natural gas or oil production, and that could affect our ability to pursue our overall strategy.
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
Drilling for natural gas and oil may involve unprofitable efforts from wells that are either unproductive or productive but do not produce sufficient commercial quantities to cover drilling, completion, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. Natural gas and oil reserve engineering requires estimates of underground accumulations of hydrocarbons and assumptions concerning future prices, production rates and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect. Our estimates of proved reserves are determined based in part on costs at the date of the estimate. Any significant variance from these costs could greatly affect our estimates of reserves. At December 31, 2021, approximately 77% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to reclassify to probable or possible any PUDs that are not developed within this five-year time frame.

Our natural gas operating activities are subject to complex laws and regulations relating to environmental protection that can adversely affect the cost, manner and feasibility of doing business, and further regulation in the future could increase costs, impose additional operating restrictions and cause delays.
Our natural gas operating activities and properties are (and to the extent that we acquire oil producing properties, these properties will be) subject to numerous federal, regional, state and local laws and regulations governing the release of pollutants or otherwise relating to environmental protection. These laws and regulations govern the following, among other things:
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
Laws or regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations are proposed from time to time at the federal, state and local levels. Regulatory bodies and others from time to time assess, among other things, the risks of groundwater contamination and earthquakes caused by hydraulic fracturing and other exploration and production activities. Depending on the outcome of these assessments, federal and state legislatures and agencies may seek to further regulate or even ban such activities, as some state and local governments have already done. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and process prohibitions. Among other things, this could adversely affect the cost to produce natural gas, either by us or by third-party suppliers, and therefore LNG, and this could adversely affect the competitiveness of LNG relative to other sources of energy.
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
Our natural gas and oil production activities rely on third parties to meet our needs for midstream infrastructure and services. Capital constraints and public opposition to projects could limit the construction of new infrastructure by us and third parties. In addition, increased production from us and other operators could lead to capacity constraints. We may experience delays in producing and selling natural gas or oil from time to time when adequate midstream infrastructure and services are not available. Such an event could reduce our production or result in other adverse effects on our business.
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
Tellurian may engage in operations or make substantial commitments and investments, or enter into agreements with counterparties, located outside the U.S., which would expose Tellurian to political, governmental, and economic instability, foreign currency exchange rate fluctuations and corruption risk.
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
•compliance with laws and regulations of foreign jurisdictions, and with U.S. laws and regulations related to foreign operations;
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
Various state governments and regional organizations have considered enacting new legislation and promulgating new regulations governing or restricting the emission of GHGs, including GHG emissions from stationary sources such as oil and natural gas production equipment and facilities. At the federal level, the EPA has already made findings and issued regulations that will require us to establish and report an inventory of GHG emissions. Additional legislative and/or regulatory proposals targeting the elimination of or restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs or otherwise impact our financial results. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our GHG emissions, pay taxes related to our GHG emissions and administer and manage a GHG emissions program. Even without federal legislation or regulation of GHG emissions, states may impose these requirements either directly or indirectly.
Many scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods, and other climatic events. Such effects could adversely affect our facilities and operations, and have an adverse effect on our financial condition and results of operations. Further, adverse weather events may accelerate changes in law and regulations aimed at reducing GHG emissions, which could result in declining demand for natural gas and LNG, and could adversely affect our business generally. In addition, customers are focusing more on sustainability and the environmental impacts of operations of companies. An inability to respond to customer demands with respect to these issues could have an impact to our financial results.
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
Failure to retain and attract key personnel such as Tellurian’s Executive Chairman, Vice Chairman, Chief Executive Officer or other skilled professional and technical employees could have an adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
The success of Tellurian’s business relies heavily on key personnel such as its Executive Chairman, Vice Chairman and Chief Executive Officer. Should such persons be unable to perform their duties on behalf of Tellurian, or should Tellurian be unable to retain or attract other members of management, Tellurian’s business, results of operations, financial condition, liquidity and prospects could be materially impacted.
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
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on the NYSE American under the symbol “TELL.” As of February 7, 2022, there were 518.5 million shares outstanding held by 777 record holders of Tellurian’s common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.
Recent Sales of Unregistered Securities
    None that occurred during the three months ended December 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended December 31, 2021.
Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2016, through and including the market close on December 31, 2021, with the cumulative total return for the same time period of the same amount invested in the Russell 2000 index, a current peer group index and the peer group index used in the corresponding section of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “prior peer group”). The current peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) comparable industries, (ii) similar market capitalization and (iii) similar operational characteristics, capital intensity, business and operating risks. Our current peer group index consists of the following companies:

Current peer group
APA Corporation (APA)	NextDecade Corporation (NEXT)
Cheniere Energy, Inc. (LNG)	NuStar Energy L.P. (NS)
Chesapeake Energy Corporation (CHK)	ONEOK, Inc. (OKE)
Continental Resources, Inc. (CLR)	Range Resources Corporation (RRC)
Enterprise Products Partners L.P. (EPD)	Southwestern Energy Company (SWN)
EQT Corporation (EQT)	Targa Resources Corp. (TRGP)
Gibson Energy Inc. (GEI)	The Williams Companies, Inc. (WMB)
Kinder Morgan, Inc. (KMI)

We have not changed our current peer group relative to the prior peer group except that (i) we have removed the following companies due to (1) merger or acquisition transactions, (2) a focus on companies of more comparable size based on relative enterprise value and assets and (3) an effort to distribute more evenly the sub-industry representation across oil and gas sectors (i.e. fewer transportation companies): Cheniere Energy Partners LP (CQP), Enable Midstream Partners LP (ENBL), GasLog Ltd (GLOG), Golar LNG Limited (GLNG), Teekay LNG Partners L.P. (TGP) and Teekay Corporation (TK) and (ii) we have added the following companies to distribute more evenly the sub-industry representation across oil and gas sectors (i.e. more midstream, upstream and LNG companies): APA Corporation (APA), Chesapeake Energy Corporation (CHK), Continental Resources, Inc. (CLR), EQT Corporation (EQT), Enterprise Products Partners L.P. (EPD), Gibson Energy Inc. (GEI), Kinder Morgan, Inc. (KMI), NextDecade Corporation (NEXT), NuStar Energy L.P. (NS), Range Resources Corporation (RRC), Southwestern Energy Company (SWN) and The Williams Companies, Inc. (WMB).

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Tellurian Inc.	100	87	62	65	11	27
Russell 2000	100	113	99	123	146	165
Current peer group	100	86	70	77	54	83
Prior peer group	100	114	92	95	65	98

Stock Performance Graph
200
150
100
50
$ Value
2016
2017
2018
2019
2020
2021
Period Ending
Tellurian Inc.
Russell 2000
Current peer group
Prior peer group

ITEM 6. [Reserved]

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
•Capital Development Activities
•Results of Operations
•Commitments and Contingencies
•Summary of Critical Accounting Estimates
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”). We are developing a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets. The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project”. Our existing natural gas assets consist of 11,060 net acres and interests in 78 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing or newly acquired upstream acreage. As discussed in “Overview of Significant Events – LNG Sale and Purchase Agreements” below, we entered into four LNG SPAs with three unrelated purchasers, completing the planned sales for plants one and two of the Driftwood terminal (“Phase 1”). We are currently focused on securing financing for the construction of Phase 1.
We continue to evaluate the scope and other aspects of our Business in light of the evolving economic environment, needs of potential counterparties and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.

Overview of Significant Events
LNG Sale and Purchase Agreements
Driftwood LNG LLC (“Driftwood LNG”), a wholly owned subsidiary of the Company, entered into the following SPAs with three purchasers for the purchase of a total of 9.0 Mtpa of LNG:
• An SPA with Gunvor Singapore Pte Ltd (“Gunvor”) in May 2021 for the purchase of 3.0 Mtpa of LNG;

• An SPA with Vitol Inc. (“Vitol”) in June 2021 for the purchase of 3.0 Mtpa of LNG; and

• Two SPAs with Shell NA LNG LLC (“Shell”) in July 2021 for the purchase of 3.0 Mtpa of LNG.

The price for LNG sold under the SPAs with Gunvor and Vitol will be a blended average based on the JKM index price and the TTF futures contract price, in each case minus a transportation netback. The price for LNG sold under each SPA with Shell will be based on the JKM index price or the TTF futures contract price, in each case minus a transportation netback. Each SPA has a ten-year term from the date of first commercial delivery from the Driftwood terminal.

Initiated Owner Construction Activities

During the year ended, December 31, 2021 we initiated owner construction activities necessary to proceed under our LSTK EPC agreements with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”).

Driftwood Land Lease Agreement

On July 1, 2021, we entered into a long-term ground lease agreement with the Lake Charles Harbor and Terminal District to secure property essential for the construction of the Driftwood terminal.
Environmental, Social, Governance Practices

During the year ended December 2021, the Company began a partnership with the National Forest Foundation on a five-year plan for reforestation and other forest management projects totaling $25 million across the United States. One of the first identified projects is to re-plant 300,000 trees in the Kisatchie National Forest, located near Alexandria, Louisiana, where nearly 40,000 acres of native trees were lost due to extreme weather events during the past few years.

Upstream Drilling Activities

During the year ended December 31, 2021, we completed the drilling of and put in production four new Haynesville operated natural gas wells. We also participated in the drilling of six Haynesville non-operated natural gas wells. Our 2021 drilling activities increased our proved developed reserves by approximately 51 Bcfe as of December 31, 2021.

Repayment of Borrowing Obligations
During the year ended December 31, 2021, we repaid all borrowing obligations that were outstanding at the end of December 31, 2020. For further information regarding the repayment of our borrowing obligations, see Note 10 - Borrowings, of our Notes to the Consolidated Financial Statements.
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
8.25% Senior Notes due 2028
On November 10, 2021, we sold $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”) in a registered public offering. Net proceeds from the sale of the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Notes, which generated net proceeds of approximately $6.2 million after deducting fees.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell, from time to time on the NYSE American, up to an aggregate principal amount of $200.0 million of additional Senior Notes. During the year ended December 31, 2021, we did not sell any additional Senior Notes under the at-the-market debt offering program.

Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $305.5 million of cash and cash equivalents as of December 31, 2021 on a consolidated basis. We currently maintain at-the-market debt and equity offering programs pursuant to which we sell our Senior Notes and common stock from time to time. As of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $581.9 million under these programs.

As of December 31, 2021, we had total indebtedness of approximately $56.5 million, of which no amounts are scheduled to be repaid within the next twelve months. We also had contractual obligations associated with our finance and operating leases totaling $216.9 million, of which $7.1 million is scheduled to be paid within the next twelve months.
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the consolidated financial statements. The Company has the ability to generate additional proceeds from various other potential financing transactions. We are currently focused on securing financing for the construction of plants one and two of the Driftwood terminal.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Cash used in operating activities	$(61,560)	$(69,965)
Cash used in investing activities	(57,865)	(1,307)
Cash provided by financing activities	344,962	84,527

Net increase in cash, cash equivalents and restricted cash	225,537	13,255
Cash, cash equivalents and restricted cash, beginning of the period	81,737	68,482
Cash, cash equivalents and restricted cash, end of the period	$307,274	$81,737

Net working capital	$238,920	$(34,403)
Cash used in operating activities for the year ended December 31, 2021 decreased by approximately $8.4 million compared to the same period in 2020 due to an overall decline in disbursements in the normal course of business.
Cash used in investing activities for the year ended December 31, 2021 increased by approximately $56.6 million compared to the same period in 2020. This increase is predominantly driven by increased spending on natural gas development activities, settlement of outstanding liabilities associated with engineering services for the Driftwood terminal and property and equipment purchases.

Cash provided by financing activities for the year ended December 31, 2021 increased by approximately $260.4 million compared to the same period in 2020. This increase primarily relates to the following:
•Increase of approximately $315.4 million in net proceeds from equity issuances and warrant exercises.
•Increase of approximately $6.3 million in net borrowings as compared to the prior period.
•These increases were partially offset by cash outflows used in principal repayments of our borrowing obligations compared to the prior period.
See Note 10, Borrowings and Note 12, Stockholders’ Equity, of our Notes to the Consolidated Financial Statements for additional information about our financing activities.

Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. We received all major regulatory approvals for the construction of Phase 1 and, as a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process. We have initiated certain owner construction activities necessary to proceed under our LSTK EPC agreements and have increased our upstream development activities.

We currently estimate the total cost of the Driftwood Project as well as related pipelines and upstream natural gas assets to be approximately $25.0 billion including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction and other financing costs. We have entered into four LSTK EPC agreements currently totaling $15.5 billion, or $561 per tonne, with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for construction of the Driftwood terminal. The proposed Driftwood terminal will have a liquefaction capacity of up to approximately 27.6 Mtpa and will be situated on approximately 1,200 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths.

Our strategy involves acquiring additional natural gas properties, including properties in the Haynesville shale trend. We intend to pursue potential acquisitions of such assets, or public or private companies that own such assets. We would expect to use stock, cash on hand, or cash raised in financing transactions to complete an acquisition of this type.

We anticipate funding our more immediate liquidity requirements relative to the commencement of construction of the Driftwood terminal, natural gas development costs, and general and administrative costs through the use of cash on hand, proceeds from operations, and proceeds from completed and future issuances of securities by us. Investments in the construction of the Driftwood terminal and natural gas development may be significant in 2022, but the size of those investments will depend on, among other things, commodity prices, Driftwood Project financing developments and other liquidity considerations, and our continuing analysis of strategic risks and opportunities. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its short-term and long-term capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.

Results of Operations
The following table summarizes costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total revenue	$71,275	$37,434	$28,774
Cost of sales	36,438	17,223	7,071
Development expenses	50,186	27,492	59,629
Depreciation, depletion and amortization	11,481	17,228	20,446
General and administrative expenses	85,903	47,349	87,487
Impairment charge and loss on transfer of assets	—	81,065	—
Severance and reorganization charges	—	6,359	—
Related party charges	—	7,357	—
Loss from operations	(112,733)	(166,639)	(145,859)
Interest expense, net	(9,378)	(43,445)	(16,355)
Gain on extinguishment of debt, net	1,422	—	—
Other income (loss), net	5,951	(612)	10,447
Income tax benefit (provision)	—	—	—
Net loss	$(114,738)	$(210,696)	$(151,767)
Our consolidated net loss was approximately $114.7 million for the year ended December 31, 2021, compared to a net loss of approximately $210.7 million for the same period of 2020. The decrease in net loss was primarily a result of the following:
•Absence of proved natural gas Impairment charge, Severance and reorganization charges, and Related party charges of approximately $81.1 million, $6.4 million, and $7.4 million, respectively, that were incurred during 2020.
•Increase of approximately $33.8 million in Total revenue compared to the same period in 2020 attributable to a $21.0 million increase in Natural gas sales revenues as a result of increased realized natural gas prices, partially offset by decreased production volumes, and a $12.8 million increase in LNG sale revenues from the sale of an LNG cargo in April 2021.
•Decrease of approximately $34.1 million in Interest expense due to the decline in interest charges as a result of the repayment of our borrowing obligations that were outstanding at the end of 2020. For further information regarding the repayment of our borrowing obligations, see Note 10 - Borrowings, of our Notes to the Consolidated Financial Statements.

•Decrease of approximately $5.7 million in DD&A expenses due to utilizing a lower net book value in the calculation of DD&A as a result of the Impairment charge that we recognized in the prior year.
The decrease in net loss was partially offset by the following:
•Increase of approximately $19.2 million in Cost of sales primarily attributable to the purchase of an LNG cargo in April 2021.
•An increase of approximately $22.7 million in Development expenses primarily attributable to an $18.1 million increase in compensation expenses and a $4.6 million increase in professional services, engineering services and other development expenses associated with the Driftwood Project.
•An increase of approximately $38.6 million in General and administrative expenses primarily attributable to a $32.2 million increase in compensation expenses and a $6.4 million increase in professional services.

Our consolidated net loss was approximately $210.7 million for the year ended December 31, 2020, compared to a net loss of approximately $151.8 million for the same period of 2019. This $58.9 million increase in net loss was primarily a result of the following:

•Approximately $81.1 million related to an Impairment charge of our proved natural gas properties primarily due to depressed natural gas prices caused by the combined impact of increased natural gas production and falling demand brought about by economic conditions at the time. For further information regarding this impairment charge, see Note 4, Property, Plant and Equipment, of our Notes to the Consolidated Financial Statements.
•Increase of approximately $27.1 million in Interest expense, net, primarily attributable to incurring interest charges on both the 2019 Term Loan and 2020 Unsecured Note during the current period compared to only incurring charges on a portion of the 2019 Term Loan during the prior period.
•Increase of approximately $10.2 million in Cost of sales primarily attributable to the sale of an LNG cargo.
•Approximately $7.4 million in Related party charges incurred during the period compared to none in the prior period. For further information regarding these Related party charges, see Note 8, Related Party Transactions, of our Notes to the Consolidated Financial Statements.
•Approximately $6.4 million in Severance and reorganization charges incurred during the period compared to none in the prior period. For further information regarding the Severance and reorganization charges, see Note 13, Severance and Reorganization, of our Notes to the Consolidated Financial Statements.
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

Summary of Critical Accounting Estimates
Our accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of our Notes to Consolidated Financial Statements included in this report. As disclosed in Note 2, the preparation of financial statements requires the use of judgments and estimates. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. We considered the following to be our most critical accounting estimates that involve significant judgment:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
TELLURIAN INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Tellurian Inc.’s internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of Tellurian Inc.’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 41.

/s/ Octávio M.C. Simões	/s/ L. Kian Granmayeh	/s/ Khaled A. Sharafeldin
Octávio M.C. Simões	L. Kian Granmayeh	Khaled A. Sharafeldin
President and Chief Executive Officer (as Principal Executive Officer)	Chief Financial Officer (as Principal Financial Officer)	Chief Accounting Officer (as Principal Accounting Officer)

Houston, Texas
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Proved Natural Gas Properties and Depletion – Natural Gas Reserves – Refer to Note 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s proved natural gas properties are depleted using the units-of-production method based upon natural gas reserves. The development of the Company’s natural gas reserve quantities requires management to make significant estimates and assumptions. The Company engages an independent reservoir engineer, management’s specialist, to estimate natural gas quantities using generally accepted methods, calculation procedures and engineering data. Changes in assumptions or engineering data could have a significant impact on the amount of depletion. Proved natural gas properties were $47.7 million as of December 31, 2021, and depletion expense was $11.0 million for the year then ended.

Given the significant judgments made by management and management’s specialist, performing audit procedures to evaluate the Company’s natural gas reserve quantities, including management’s estimates and assumptions related to natural gas prices requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to natural gas reserves included the following, among others:

•We tested the effectiveness of controls related to the Company’s estimation of natural gas properties reserve quantities, including controls relating to the natural gas prices.

•We evaluated the reasonableness of natural gas prices by comparing such amounts to:

◦Third party industry sources.

◦Historical realized natural gas prices.

◦Historical realized natural gas price differentials.

•We evaluated the Company’s estimates around production volumes by evaluating wells’ past production performance to ensure it was appropriately reflected in production forecasts used in generating proved reserves.

•We evaluated the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm, including the methodologies and calculation procedures used to estimate natural gas reserves and performing analytical procedures on the reserve quantities.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2022

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinions on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2022

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$305,496	78,297
Accounts receivable	9,270	4,500
Prepaid expenses and other current assets	12,952	2,105
Total current assets	327,718	84,902

Property, plant and equipment, net	150,545	61,257
Deferred engineering costs	110,025	110,499
Other non-current assets	33,518	36,337
Total assets	$621,806	$292,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,852	23,573
Accounts payable due to related parties (Note 8)	—	910
Accrued and other liabilities	85,946	22,003
Borrowings	—	72,819
Total current liabilities	88,798	119,305

Long-term liabilities:
Borrowings	53,687	38,275
Other non-current liabilities	61,020	26,325
Total long-term liabilities	114,707	64,600

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 and 800,000,000 authorized: 500,453,575 and 354,315,739 shares outstanding, respectively	4,774	3,309
Additional paid-in capital	1,344,526	922,042
Accumulated deficit	(931,060)	(816,322)
Total stockholders’ equity	418,301	109,090
Total liabilities and stockholders’ equity	$621,806	$292,995
`

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Natural gas sales	$51,499	$30,441	28,774
LNG sales	19,776	6,993	—
Total revenue	71,275	37,434	28,774

Operating costs and expenses:
Cost of sales	36,438	17,223	7,071
Development expenses	50,186	27,492	59,629
Depreciation, depletion and amortization	11,481	17,228	20,446
General and administrative expenses	85,903	47,349	87,487
Impairment charges	—	81,065	—
Severance and reorganization charges	—	6,359	—
Related party charges (Note 8)	—	7,357	—
Total operating costs and expenses	184,008	204,073	174,633

Loss from operations	(112,733)	(166,639)	(145,859)

Interest expense, net	(9,378)	(43,445)	(16,355)
Gain on extinguishment of debt, net	1,422	—	—
Other (expense) income, net	5,951	(612)	10,447

Loss before income taxes	(114,738)	(210,696)	(151,767)
Income tax benefit (provision)	—	—	—
Net loss	$(114,738)	$(210,696)	$(151,767)

Net loss per common share:
Basic and diluted	$(0.28)	$(0.79)	$(0.69)

Weighted average shares outstanding:
Basic and diluted	407,615	267,615	218,548

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Total shareholders’ equity, beginning balance	$109,090	$166,285	$297,934

Preferred stock	61	61	61

Common stock:
Beginning balance	3,309	2,211	2,195
Common stock issuance	1,361	808	—
Share-based compensation, net(1)	43	55	15
Severance and reorganization charges	—	22	—
Shared-based payments	1	—	1
Settlement of Final Payment Fee (Note 10)	—	110	—
Borrowings principal repayment (Note 10)	—	93	—
Warrants exercised	60	10	—
Ending balance	4,774	3,309	2,211

Additional paid-in capital:
Beginning balance	922,042	769,639	749,537
Common stock issuance	406,493	98,867	—
Share-based compensation, net(1)	7,892	8,589	15,934
Severance and reorganization charges	—	2,667	—
Share-based payments	200	561	868
Settlement of Final Payment Fee (Note 10)	—	9,036	—
Warrants issued in connection with Borrowings (Note 12)	—	17,998	3,300
Borrowings principal repayment (Note 10)	—	13,695	—
Warrants exercised	8,117	990	—
Debt extinguishment	(218)	—	—
Ending balance	1,344,526	922,042	769,639

Accumulated deficit:
Beginning balance	(816,322)	(605,626)	(453,859)
Net loss	(114,738)	(210,696)	(151,767)
Ending balance	(931,060)	(816,322)	(605,626)

Total shareholders’ equity, ending balance	$418,301	$109,090	$166,285

(1) Includes settlement of 2019 and 2018 bonuses that were accrued for in 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(114,738)	$(210,696)	$(151,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	11,481	17,228	20,446
Amortization of debt issuance costs, discounts and fees	3,102	28,741	10,148
Share-based compensation	5,950	2,699	4,238
Severance and reorganization charges	—	2,689	—
Share-based payments	200	562	869
Interest elected to be paid-in-kind	508	3,317	—
Impairment charge and loss on transfer of assets	—	81,065	—
Gain on sale of assets	—	—	(4,218)
Unrealized loss (gain) on financial instruments not designated as hedges	(8,693)	2,618	(3,443)
Net gain on extinguishment of debt	(1,422)	—	—
Other	1,035	3,378	(459)
Net changes in working capital (Note 18)	41,017	(1,566)	11,178
Net cash used in operating activities	(61,560)	(69,965)	(113,008)
Cash flows from investing activities:
Acquisition and development of natural gas properties	(32,364)	(1,307)	(45,354)
Payment of engineering services	(15,208)	—	(25,997)
Proceeds from sale of assets	—	—	8,140
Purchase of property and equipment	(10,293)	—	(2,732)
Net cash used in investing activities	(57,865)	(1,307)	(65,943)
Cash flows from financing activities:
Proceeds from common stock issuances	421,809	103,664	—
Equity issuance costs	(13,955)	(3,989)	—
Proceeds from borrowings	56,500	50,000	75,000
Borrowings issuance costs	(2,854)	(2,612)	(2,246)
Borrowings principal repayments	(119,725)	(60,100)	—
Proceeds from warrant exercise	8,177	1,000	—
Tax payments for net share settlements of equity awards (Note 18)	(3,064)	(1,659)	(6,686)
Finance lease principal payments	(1,926)	(1,777)	(2,224)
Net cash provided by financing activities	344,962	84,527	63,844

Net increase (decrease) in cash, cash equivalents and restricted cash	225,537	13,255	(115,107)
Cash, cash equivalents and restricted cash, beginning of period	81,737	68,482	183,589
Cash, cash equivalents and restricted cash, end of period	307,274	81,737	$68,482
Supplementary disclosure of cash flow information:
Interest paid	$4,105	$11,025	$8,414

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company which intends to create value for shareholders by building a low-cost, global natural gas business, profitably delivering natural gas to customers worldwide (the “Business”).

We plan to develop, own and operate a global natural gas business and to deliver natural gas to customers worldwide. Tellurian is developing a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets. The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project.”

The terms “we,” “our,” “us,” “Tellurian” and the “Company” as used in this report refer collectively to Tellurian Inc. and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity associated with Tellurian Inc.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with GAAP. The Consolidated Financial Statements include the accounts of Tellurian Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.
Liquidity
Our Consolidated Financial Statements have been prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Consolidated Financial Statements, we have generated losses and negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues that is sufficient to cover our future operating costs and obligations as they become due during the twelve months following the issuance of the Consolidated Financial Statements.
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the Consolidated Financial Statements. The Company has the ability to generate additional proceeds from various other potential financing transactions. We are currently focused on securing financing for the construction of plants one and two of the Driftwood terminal.

Segments
We have determined that we operate as a single operating and reportable segment. Our chief operating decision maker allocates resources and assesses financial performance on a consolidated basis in the execution of our strategy to develop, own and operate a global natural gas business and to deliver natural gas to our customers worldwide.
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
Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses three levels of the fair value hierarchy of inputs to measure the fair value of an asset or a liability. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 3 inputs are inputs that are not observable in the market.

Revenue Recognition

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Each LNG cargo, in its entirety, is deemed to be a single performance obligation due to each molecule of LNG being distinct and substantially the same and therefore meeting the criteria for the transfer of a series of distinct goods. Accordingly, LNG sales are recognized at a point in time when the LNG has completed discharging to the customer. These are contracts with a fixed differential to an index price, which is deemed fixed consideration that is allocated to each performance obligation and represents the relative standalone selling price basis. These LNG sales are recorded on a gross basis and reported in “LNG sales” on the Consolidated Statements of Operations.
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
We have not elected and do not apply hedge accounting for our derivative instruments; therefore, all changes in fair value of the Company’s derivative instruments are recognized within Other income, net, in the Consolidated Statements of Operations. Settlements of derivative instruments are reported as a component of cash flows from operations in the Consolidated Statements of Cash Flows.
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
Management tests property, plant and equipment for impairment whenever there are indicators that the carrying amount of property, plant and equipment might not be recoverable. The carrying values of our proved natural gas properties are reviewed for impairment when events or circumstances indicate that the remaining carrying value may not be recoverable. If there is an indication that the carrying amount of our proved natural gas properties may not be recoverable, we compare the estimated expected undiscounted future cash flows from our natural gas properties to the carrying values of those properties. Proved properties that have carrying amounts in excess of estimated future undiscounted cash flows are written down to fair value.
Leases
The Company adopted Accounting Standards Update ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto (“ASC 842”) on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. We elected the transition package of practical expedients to carry-forward prior conclusions related to lease identification and classification for existing leases, combine lease and non-lease

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
components of an arrangement for all classes of our leased assets and omit short-term leases with a term of 12 months or less from recognition on the balance sheet.
The Company determines if an arrangement is a lease at inception. Leases are recognized as either finance or operating leases on our Consolidated Balance Sheets by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Refer to Note 17 - Leases for operating and finance right-of-use assets and lease liabilities classification within our Consolidated Balance Sheets. In the absence of a readily determinable implicitly interest rate, we discount our expected future lease payments using our incremental borrowing rate. Options to renew a lease are included in the lease term and recognized as part of the right-of-use asset and lease liability, only to the extent they are reasonably certain to be exercised.
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance leases is recognized as the sum of the amortization of the right-of-use assets on a straight-line basis and the interest on lease liabilities over the lease term.
Accounting for LNG Development Activities
As we have been in the preliminary stage of developing the Driftwood terminal, substantially all the costs related to such activities have been expensed. These costs primarily include professional fees associated with FEED studies and complying with FERC for authorization to construct our terminal and other required permitting for the Driftwood Project.
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
In addition, certain costs incurred prior to achieving the NTP State will be capitalized although the NTP Criteria have not been met. Costs to be capitalized prior to achieving the NTP State include land purchase costs, land improvement costs, costs associated with preparing the facility for use and any fixed structure construction costs (fence, storage areas, drainage, etc.). Furthermore, activities directly associated with detailed engineering and/or facility designs shall be capitalized. All amounts capitalized are periodically assessed for impairment and may be impaired if indicators are present. For additional details regarding capitalized amounts, please refer to Note 5, Deferred Engineering Costs.
Debt
Discounts, fees and expenses incurred with the issuance of debt are amortized over the term of the debt. These amounts are presented as a reduction of our indebtedness on the accompanying Consolidated Balance Sheets. See Note 10, Borrowings, for additional details about our loans.
Share-Based Compensation
We have awarded share-based compensation in the form of stock, restricted stock, restricted stock units and stock options to employees, directors and outside consultants. Share-based compensation transactions are measured based on the grant-date estimated fair value. For awards containing only service conditions or performance conditions deemed probable of occurring, the fair value is recognized as expense over the requisite service period using the straight-line method. We recognize compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance condition will be achieved. For awards where the performance or market condition is not considered probable, compensation cost is not recognized until the performance or market condition becomes probable. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjust compensation cost based on our probability assessment. We recognize forfeitures as they occur.

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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Postemployment benefits
The Company provides cash and other termination benefits pursuant to ongoing benefit arrangements to its employees in connection with a qualifying termination of their employment. The cost of providing postemployment benefits is recognized when the obligation is probable of occurring and can be reasonably estimated.

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

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
    The components of prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$605	$1,156
Deposits	3,589	100
Derivative asset, net - current (Note 7)	8,693	843
Other current assets	65	6
Total prepaid expenses and other current assets	$12,952	$2,105

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Land and Land improvements	$25,399	$13,808
Proved properties	96,297	62,227
Wells in progress	17,653	492
Corporate and other	3,476	3,476
Total property, plant and equipment, at cost	142,825	80,003
Accumulated depreciation, depletion and amortization	(50,163)	(38,764)
Right of use asset — finance leases	57,883	20,018
Total property, plant and equipment, net	$150,545	$61,257
Depreciation, depletion and amortization expenses for the years ended December 31, 2021, 2020 and 2019 were approximately $11.5 million, $17.2 million and $20.4 million, respectively.
Land and Land improvements
We own land in Louisiana for the purpose of constructing the Driftwood terminal. During the year ended December 31, 2021, we capitalized approximately $9.4 million in land improvement costs to prepare the land for its intended use.
Proved Properties
During the year ended December 31, 2021, we completed the drilling and put in production four new Haynesville operated natural gas wells. We also participated in the drilling of six Haynesville non-operated natural gas wells.
During the year ended December 31, 2020, we recognized an Impairment charge of approximately $81.1 million primarily associated with our assets located in northern Louisiana.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — DEFERRED ENGINEERING COSTS
Deferred engineering costs of approximately $110.0 million and $110.5 million at December 31, 2021 and 2020, respectively, represent detailed engineering services related to the Driftwood terminal. The balance in this account will be transferred to construction in progress upon reaching an affirmative FID by the Company’s Board of Directors.
NOTE 6 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	December 31,
	2021	2020
Land lease and purchase options	$6,368	$5,831
Permitting costs	13,408	13,092
Right of use asset — operating leases	10,166	11,884
Restricted cash	1,778	3,440
Other	1,798	2,090
Total other non-current assets	$33,518	$36,337
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
Restricted Cash
Restricted cash as of December 31, 2021 represents cash collateralization of a letter of credit associated with a finance lease. Restricted cash as of December 31, 2020 represents unused proceeds from the 2018 Term Loan as described under Note 10 - Borrowings.

NOTE 7 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
During the year ended December 31, 2021, we entered into natural gas future options to economically hedge the commodity price exposure for a portion of our natural gas production. As of December 31, 2021, there were no open natural gas financial instruments positions.
LNG Financial Futures
During the fourth quarter of 2021, we entered into LNG financial future contracts to reduce our exposure to commodity price fluctuations, and to achieve more predictable cash flows relative to two LNG cargos that we are committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of December 31, 2021, the Company hedged approximately 2.4 million MMBtu of LNG, which represents a portion of its expected LNG cargo transactions. The open LNG financial futures positions at December 31, 2021 had maturities extending through April 2022.
The following table summarizes the effect of the Company’s financial instruments on the consolidated Statements of Operations (in thousands):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2021	Year ended December 31, 2020
Natural Gas Financial Instruments
Realized (loss) gain	$(826)	$5,050
Unrealized loss	—	(2,618)
LNG Financial Futures
Realized gain	1,010	—
Unrealized gain	8,693	—
The following table presents the classification of the Company’s financial derivative assets and liabilities that are required to be measured at fair value on a recurring basis on the Company’s Consolidated Balance Sheets (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Current Assets:
Natural Gas Financial Instruments	$—	$843
LNG Financial Futures	8,693	—
Non-Current Assets:
Natural Gas Financial Instruments	—	84
The Company’s natural gas and LNG financial instruments are valued using quoted prices in active exchange markets as of the balance sheet date and are classified as Level 1 within the fair value hierarchy.

NOTE 8 — RELATED PARTY TRANSACTIONS
Accounts Payable due to Related Parties
In conjunction with the dismissal of prior litigation, we agreed to reimburse the Vice Chairman of our Board of Directors, Martin Houston, for reasonable attorneys’ fees and expenses he incurred during the litigation. We paid approximately $5.1 million to third parties to settle outstanding amounts incurred by Mr. Houston for reasonable attorneys’ fees and expenses for the year ended December 31, 2020. As of December 31, 2021 and 2020, we had also paid Mr. Houston approximately $0.9 million and $1.4 million, respectively, for other expenses he incurred in connection with the litigation. As of December 31, 2021, all amounts owed to Mr. Houston were fully settled.
Other
A member of our Board of Directors is a partner at a law firm that has provided legal services to the Company. Fees incurred for such services were $0.1 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. There were no fees incurred for such services for the year ended December 31, 2021.

NOTE 9 — ACCRUED AND OTHER LIABILITIES
The components of accrued and other liabilities consist of the following (in thousands):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
Project development activities	26,421	3,228
Payroll and compensation	50,243	9,454
Accrued taxes	991	1,057
Professional services (e.g., legal, audit)	2,934	1,004
Warrant liabilities	—	3,774
Lease liabilities	2,279	1,950
Other	3,078	1,536
Total accrued and other liabilities	$85,946	$22,003
NOTE 10 — BORROWINGS
The following tables summarize the Company’s borrowings as of December 31, 2021, and December 31, 2020 (in thousands):

	December 31, 2021
	Principal repayment obligation	Unamortized debt issuance costs and discounts	Carrying value
Senior Notes due 2028	$56,500	$(2,813)	$53,687
2020 Unsecured Note	—	—	—
2019 Term Loan, due March 2022	—	—	—
2018 Term Loan, due September 2021	—	—	—
Total borrowings	$56,500	$(2,813)	$53,687

	December 31, 2020
	Principal repayment obligation and other fees	Unamortized debt issuance costs and discounts	Carrying value
2020 Unsecured Note	$16,000	$(2,376)	$13,624
2019 Term Loan, due March 2022 (a)	43,217	(4,942)	38,275
2018 Term Loan, due September 2021	60,000	(805)	59,195
Total borrowings	$119,217	$(8,123)	$111,094

(a) Includes paid-in-kind interest on the 2019 Term Loan of $3.3 million.
Senior Notes due 2028
On November 10, 2021, we sold in a registered public offering, $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”). Net proceeds from the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Notes resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell, from time to time on the NYSE American, up to an aggregate principal amount of $200.0 million of additional Senior Notes. During the year ended December 31, 2021, we did not sell any additional Senior Notes under the at-the-market debt offering program. See Note 19, Subsequent Events, for further information.
2020 Senior Unsecured Note

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On April 29, 2020, we issued a zero coupon $56.0 million senior unsecured note (the “2020 Unsecured Note”) to an unrelated third party. The 2020 Unsecured Note was repaid in installments with the final contractually required payment made on March 31, 2021.

2019 Term Loan
On May 23, 2019, Driftwood Holdings LP (“Driftwood Holdings”), a wholly owned subsidiary of the Company, entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million. On July 16, 2019, the principal amount was increased by an additional $15.0 million. Upon maturity or early repayment of the 2019 Term Loan, Driftwood Holdings was obligated to pay to the lender a fee equal to 20% of the principal amount borrowed less financing costs and cash interest paid (the “Final Payment Fee”). We issued to the lender a warrant to purchase approximately 1.5 million shares of our common stock at $10.00 per share (the “Original Warrant”). On March 3, 2020, the Original Warrant was replaced with a new warrant (the “Replacement Warrant”) which provided the lender with the right to purchase 9.0 million shares of our common stock at $1.00 per share.
On March 12, 2021 (the “Extinguishment Date”), we finalized a voluntary repayment of the remaining outstanding principal balance of the 2019 Term Loan. The extinguishment of the 2019 Term Loan resulted in an approximately $2.1 million gain, which was recognized within Gain on extinguishment of debt, net, on our Consolidated Statements of Operations for the year ended December 31, 2021. As a result of repaying the outstanding balance prior to its contractual maturity, an approximately $4.4 million in unamortized debt issuance costs and discount were written off and included in the computation of the gain from the extinguishment of the 2019 Term Loan for the year ended December 31, 2021.
The holder of the 2019 Term Loan held approximately 3.5 million unvested warrants that had a fair value of approximately $6.3 million as of the Extinguishment Date. Due to the extinguishment of the 2019 Term Loan, all the unvested warrants were contractually terminated, and their respective fair value was included in the computation of the gain on extinguishment of the 2019 Term Loan.
2018 Term Loan
On September 28, 2018, Tellurian Production Holdings LLC, a wholly owned subsidiary of Tellurian Inc., entered into a three-year senior secured term loan credit agreement (the “2018 Term Loan”) in an aggregate principal amount of $60.0 million.
On April 23, 2021, we voluntarily repaid the remaining outstanding principal balance of the 2018 Term Loan. As a result of the voluntary repayment, we recognized an approximately $0.7 million loss, which was recognized within Gain on extinguishment of debt, net, on our Consolidated Statements of Operations for the year ended December 31, 2021.

Covenant Compliance
As of December 31, 2021, the Company was in compliance with all covenants under the indentures governing the Senior Notes.
Fair Value
The Senior Notes are traded on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of December 31, 2021, the closing market price of $25.02 per Senior Note was substantially the same as its carrying value.
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of the period ended December 31, 2021, no amounts were drawn under this credit line.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations

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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintain multiple at-the-market equity offering programs pursuant to which we may sell shares of our common stock from time to time on the NYSE American. For the year ended December 31, 2021, we issued approximately 95.9 million shares of our common stock under our at-the-market programs for net proceeds of approximately $292.0 million. As of December 31, 2021, we had remaining availability under the at-the-market programs to raise aggregate gross sales proceeds of up to approximately $432.8 million. See Note 19, Subsequent Events, for further information.
Common Stock Issuances
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
Common Stock Purchase Warrants
2020 Unsecured Note
In conjunction with the issuance of the 2020 Unsecured Note, we issued a warrant providing the lender with the right to purchase up to 20.0 million shares of our common stock at $1.542 per share (the “2020 Warrant”). The 2020 Warrant, which vested immediately, will expire in October 2025. The 2020 Warrant was valued using a Black-Scholes option pricing model that resulted in a relative fair value of approximately $16.1 million on the Issuance Date and is not subject to subsequent remeasurement. The 2020 Warrant has been classified as equity and is recognized within Additional paid-in capital on our Consolidated Balance Sheets. The 2020 Warrant has been excluded from the computation of diluted loss per share because including it in the computation would have been antidilutive for the periods presented.
2019 Term Loan
During the first quarter of 2021, the lender of the 2019 Term Loan exercised warrants to purchase approximately 6.0 million shares of our common stock for total proceeds of approximately $8.2 million. As discussed in Note 10, Borrowings, the 2019 Term Loan has been repaid in full and the lender no longer holds any warrants.
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

NOTE 13 — 2020 SEVERANCE AND REORGANIZATION
We implemented a cost reduction and reorganization plan during the first quarter of 2020 due to the sharp decline in oil and natural gas prices as well as the negative economic effects of the COVID-19 pandemic. We satisfied all amounts owed to former employees and incurred approximately $6.4 million of severance and reorganization charges during the year ended December 31, 2020.
Employee Retention Plan
In July 2020, the Company’s Board of Directors approved an employee retention incentive plan (the “Employee Retention Plan”) aggregating $12.0 million. The Employee Retention Plan vests in four equal installments upon the attainment of a ten-day average closing price of the Company’s common stock above $2.25, $3.25, $4.25 and $5.25 (the “Stock Performance Targets”). Subject to continued employment, the Employee Retention Plan’s awards are payable over a period of twelve months commencing with the later of (i) the first month following the month in which the applicable Stock Performance

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Target is attained, and (ii) June 2021. The Employee Retention Plan will expire if the Stock Performance Targets are not attained by March 31, 2022. During the year ended December 31, 2021, three of the four installments vested and we recognized approximately $7.9 million in retention charges within General and administrative expenses and Development expenses in our Consolidated Statements of Operations, of which $3.7 million will be paid during 2022.

NOTE 14 — SHARE-BASED COMPENSATION
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
For the years ended December 31, 2021, 2020 and 2019, Tellurian recognized approximately $6.0 million, $2.7 million and $4.2 million, respectively, of share-based compensation expense related to all share-based awards. As of December 31, 2021, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $200.7 million.
Restricted Stock
As of December 31, 2021, we had approximately 30.8 million shares of performance-based Restricted Stock outstanding, of which approximately 19.2 million shares will vest entirely based upon an affirmative FID by the Company’s Board of Directors, as defined in the award agreements, and approximately 10.8 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.8 million shares, will vest based on other criteria. As of December 31, 2021, no expense had been recognized in connection with performance-based Restricted Stock.
The approximately 30.8 million shares of performance-based and time-based Restricted Stock have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
The following table provides a summary of our Restricted Stock transactions for the year ended December 31, 2021 (shares and units in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	34,961	$5.78
Granted (1)	1,857	2.90
Vested	(5,658)	1.31
Forfeited	(356)	5.59
Unvested at December 31, 2021	30,804	$6.43
(1) The weighted-average per share grant date fair values of Restricted Stock granted during the years ended December 31, 2020 and 2019 were $1.17 and $8.53, respectively.
The total grant date fair value of restricted stock vested during the years ended December 31, 2021, 2020 and 2019 were approximately $7.4 million, $11.7 million and $1.2 million, respectively.
Stock Options
Participants in the 2016 Plan have been granted non-qualified options to purchase shares of common stock. Stock options are granted at a price not less than the market price of the common stock on the date of grant. The following table provides a summary of our stock option transactions for the year ended December 31, 2021 (stock options in thousands):

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	11,355	$5.19
Granted (1)	—	—
Exercised	—	—
Forfeited or expired	(276)	10.32
Outstanding at December 31, 2021	11,079	5.07
Exercisable at December 31, 2021	4,413	$5.17
The stock options that were granted to a member of the Company’s executive management team during the year ended December 31, 2020, vest and become exercisable upon the achievement of both triggers as follows (stock options in thousands):

Service Trigger (1)	Stock Price Trigger (2)	Amount
December 15, 2021 (3)	$3.50	3,333
December 15, 2022	$4.50	3,333
December 15, 2023	$5.50	3,334
		10,000

(1) Satisfied through continued employment or other service to the Company through the designated date.
(2) Satisfied upon the Company’s common stock price closing at a price per share at or equal to the designated closing price for any ten consecutive trading days.
(3) Vested during the year ended December 31, 2021.
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
There were approximately zero, zero and seven thousand stock options exercised during the years ended December 31, 2021, 2020, and 2019, respectively. Further, the approximately 11.1 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — INCENTIVE COMPENSATION PROGRAM

On November 18, 2021, the Company’s Board of Directors approved the adoption of the Tellurian Incentive Compensation Program (the “Incentive Compensation Program” or “ICP”). The ICP allows the Company to award short-term and long-term performance and service-based incentive compensation to full-time employees of the Company. ICP awards may be earned with respect to each calendar year and are determined based on guidelines established by the Compensation Committee of the Board of Directors, as administrator of the ICP.

Short-term incentive awards
Short-term incentive (“STI”) awards are payable in cash annually at the discretion of the Company’s Board of Directors. Compensation expense for STI awards is recognized over the performance period when it is probable that the performance condition will be achieved. For the year ended December 31, 2021, we recognized approximately $26.2 million in compensation expenses for STI awards.

Long-term incentive awards
Long-term incentive (“LTI”) awards are granted in the form of “tracking units,” at the discretion of the Company’s Board of Directors. Each tracking unit will have a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. Tracking units will vest in three equal tranches at grant date, and the first and second anniversaries of the grant date. As of December 31, 2021, no tracking units for LTI awards had been granted under the ICP.
We recognize compensation expense for awards with graded vesting schedules over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards. Compensation expense for the first tranche of the LTI award that vests at the grant date is recognized over the performance period when it is probable that the performance condition will be achieved. Compensation expense for the second and third tranches will be recognized on a straight-line basis over the requisite service period. Compensation expense for unvested tracking units is subsequently adjusted each reporting period to reflect the estimated payout levels based on the changes in the Company’s stock price and actual forfeitures. For the year ended December 31, 2021, we recognized approximately $19.9 million in compensation expenses for LTI awards that have been earned over the 2021 performance period.

NOTE 16 — INCOME TAXES
Income tax benefit (provision) included in our reported net loss consisted of the following (in thousands):

Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total Current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	—
Total income tax benefit (provision)	$—	$—	$—
The sources of loss from operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(111,114)	$(202,831)	$(139,654)
Foreign	(3,624)	(7,865)	(12,113)
Total loss before income taxes	$(114,738)	$(210,696)	$(151,767)
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Income tax benefit (provision) at U.S. statutory rate	$24,095	$44,246	$31,871
Share-based compensation	1,352	—	—
Impairment	—	—	—
Change in U.S. tax rate	—	—	—
Change in valuation allowance due to change in U.S. tax rate	—	—	—
U.S. state tax	4,333	8,563	7,529
Change in valuation allowance	(29,648)	(49,802)	(38,953)
Other	(132)	(3,007)	(447)
Total income tax benefit (provision)	$—	$—	$—
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Capitalized engineering costs	$59,366	$45,865
Capitalized start-up costs	15,012	16,361
Compensation and benefits	14,740	4,475
Property, plant and equipment	—	10,569
Lease liability	15,514	5,977
Net operating loss carryforwards and credits:
Federal	80,246	68,515
State	13,406	11,449
Foreign	5,687	5,242
Other, net	1,593	3,329
Deferred tax assets	205,564	171,782
Less valuation allowance	(201,366)	(171,782)
Deferred tax assets, net of valuation allowance	4,198	—

Deferred tax liabilities
Property and equipment	(4,198)	—
Net deferred tax assets	$—	$—
As of December 31, 2021, we had federal, state and international net operating loss (“NOL”) carryforwards of approximately $360.8 million, $253.7 million and $31.4 million, respectively. Approximately $270.5 million of these NOLs have an indefinite carryforward period. All other NOLs will expire between 2036 and 2037.
Due to our historical losses and other available evidence related to our ability to generate taxable income, we have established a valuation allowance to fully offset our federal, state and international deferred tax assets as of December 31, 2021 and 2020. We will continue to evaluate the realizability of our deferred tax assets in the future. The increase in the valuation allowance was approximately $29.6 million for the year ended December 31, 2021.
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
As of December 31, 2021, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We are subject to tax in the U.S. and various state and foreign jurisdictions. We are not currently under audit by any taxing authority. Federal and state tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.
Pursuant to ASC 740-30-25-17, the Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of December 31, 2021, the Company has not recorded any deferred taxes on unremitted earnings as the Company has no undistributed earnings and profits. If circumstances change in the foreseeable future and it becomes apparent that some or all of the undistributed earnings and profits will not be reinvested indefinitely, or will be remitted in the foreseeable future, a deferred tax liability will be recorded for some or all of the outside basis difference.

NOTE 17 — LEASES
Our land leases are classified as finance leases and include one or more options to extend the lease term for up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be exercised, and that our termination rights will not be exercised, and we have, therefore, included those assumptions within our right of use assets and corresponding lease liabilities. Our office space leases are classified as operating leases and include one or more options to extend the lease term up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As none of our leases provide an implicit rate, we have determined our own discount rate.
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in thousands):

		December 31,
Leases	Consolidated Balance Sheets Classification	2021	2020
Right of use asset
Operating	Other Non-Current Assets	$10,166	$11,884
Finance	Property, plant and equipment, net	57,883	20,018
Total Leased Assets		$68,049	$31,902
Liabilities
Current
Operating	Accrued and other liabilities	$2,147	$1,947
Finance	Accrued and other liabilities	132	3
Non-Current
Operating	Other non-current liabilities	9,563	11,709
Finance	Other non-current liabilities	50,103	13,506
Total leased liabilities		$61,945	$27,165

Lease costs recognized in our Consolidated Statements of Operations is summarized as follows (in thousands):

	Year Ended December 31,
Lease Costs	2021	2020	2019
Operating lease cost	$2,519	$2,741	$3,616
Finance lease cost
Amortization of lease assets	788	367	44
Interest on lease liabilities	2,904	1,694	197
Finance lease cost	$3,692	$2,061	$241
Total lease cost	$6,211	$4,802	$3,857

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

	December 31,
Lease term and discount rate	2021	2020
Weighted average remaining lease term (years)
Operating lease	4.7	5.7
Finance lease	49.4	50.2
Weighted average discount rate
Operating lease	8.0%	8.0%
Finance lease	9.4%	13.5%

The following table includes other quantitative information for our operating and finance leases (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,953	$2,847	$3,173
Operating cash flows from finance leases	$1,813	$1,056	$—
Financing cash flows from finance leases	$1,926	$1,777	$2,224

The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of December 31, 2021 (in thousands):

	Operating	Finance
2022	$3,006	$4,111
2023	3,044	4,111
2024	3,081	4,111
2025	3,119	4,111
2026	1,261	4,111
After 2026	600	182,222
Total lease payments	$14,111	$202,777
Less: discount	2,401	152,542
Present value of lease liability	$11,710	$50,235

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Year Ended December 31,
	2021	2020	2019
Accounts receivable	$(4,770)	$506	$(3,508)
Prepaid expenses and other current assets	(2,536)	6,915	1,147
Accounts payable	(5,514)	(1,069)	(699)
Accounts payable due to related parties	(910)	910	—
Accrued liabilities	55,884	(6,842)	18,167
Other, net	(1,137)	(1,986)	(3,929)
Net changes in working capital	$41,017	$(1,566)	$11,178

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Non-cash accruals of property, plant and equipment and other non-current assets	$56,305	8,370	11,759
Non-cash settlement of Final Payment Fee	—	8,539	—
Future proceeds from sale of Magellan Petroleum UK	—	—	1,384
Tradable equity securities	—	—	5,069
Non-cash settlement of withholding taxes associated with the 2019 and 2018 bonus paid and vesting of certain awards, respectively	3,064	1,659	6,686
Non-cash settlement of the 2019 and 2018 bonus paid, respectively	5,430	7,602	18,396
Asset retirement obligation additions and revisions	76	—	182

For the year ended December 31, 2020, the statement of cash flows reflects approximately $78.5 million and $2.1 million in non-cash movements related to the 2019 Term Loan and the Replacement Warrant, respectively. For the year ended December 31, 2019, the statement of cash flows reflects a non-cash movement of approximately $0.4 million associated with funds deposited in escrow in December 2018 that were cleared in March 2019 for the purchase of land.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$305,496	78,297	64,615
Non-current restricted cash	1,778	3,440	3,867
Total cash, cash equivalents and restricted cash in the statement of cash flows	$307,274	$81,737	$68,482

NOTE 19 — SUBSEQUENT EVENTS
At-the-Market Programs
Since January 1, 2022, and through February 7, 2022, we sold approximately $1.2 million aggregate principal amount of Senior Notes for total proceeds of approximately $1.1 million after fees and commissions and 17.9 million shares of common stock for total proceeds of approximately $48.2 million, net of approximately $1.5 million in fees and commissions under our at-the-market debt and equity offering programs, respectively. As of the date of this filing, we have remaining availability to

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
raise aggregate gross sales proceeds of approximately $581.9 million under our at-the-market debt and equity offering programs.
Cancellation of a Commitment to Purchase LNG Cargos
On January 26, 2022, our wholly owned subsidiary Tellurian Trading UK Ltd entered into an agreement to cancel three LNG cargos that the Company was committed to purchase in April, July and October 2022. The Company will be nrequired to pay a cancellation fee of approximately $1.0 million for all three LNG cargos. Refer to Note 11, Commitments and Contingencies, for further information.

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

Table I — Capitalized Costs Related to Natural Gas Producing Activities
Capitalized costs related to Tellurian’s natural gas producing activities are summarized as follows (in thousands):

	December 31,
	2021	2020	2019
Proved properties	$113,950	$62,718	$142,494
Unproved properties	—	—	—
Gross capitalized costs	113,950	62,718	142,494
Accumulated DD&A	(48,637)	(37,639)	(21,010)
Net capitalized costs	$65,313	$25,079	$121,484

Table II — Costs Incurred in Exploration, Property Acquisitions and Development
Costs incurred in natural gas property acquisition (inclusive of producing well costs), exploration and development activities are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Property acquisitions:
Proved	$3,409	$1,307	$45,484
Unproved	—	—	—
Exploration costs	—	—	—
Development	28,955	—	800
Costs incurred	$32,364	$1,307	$46,284

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

	Year Ended December 31,
	2021	2020	2019
Natural gas sales	$51,499	$30,441	$28,774
Operating costs	20,576	15,814	14,923
Depreciation, depletion and amortization	10,998	16,703	19,736
Impairment charge	—	81,065	—
Total operating costs and expenses	31,574	113,582	34,659
Results of operations	$19,925	$(83,141)	$(5,885)

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The estimates of our proved reserves as of December 31, 2021, 2020 and 2019 have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum consultants.

	Gas (MMcf)	Condensate (Mbbl)	Gas Equivalent (MMcfe)
Proved reserves:
December 31, 2018	264,854	7	264,899
Extensions, discoveries and other additions	12,848	—	12,848
Revisions of previous estimates	4,737	(6)	4,696
Production	(13,901)	(1)	(13,905)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	—	—	—
December 31, 2019	268,538	—	268,538
Extensions, discoveries and other additions	—	—	—
Revisions of previous estimates	(152,132)	—	(152,132)
Production	(16,898)	—	(16,898)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	—	—	—
December 31, 2020	99,508	—	99,508
Extensions, discoveries and other additions	202,897	—	202,897
Revisions of previous estimates	35,237	—	35,237
Production	(14,306)	—	(14,306)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	—	—	—
December 31, 2021	323,336	—	323,336
Proved developed reserves:
December 31, 2019	30,699	—	30,699
December 31, 2020	26,593	—	26,593
December 31, 2021	73,927	—	73,927
Proved undeveloped reserves:
December 31, 2019	237,839	—	237,839
December 31, 2020	72,915	—	72,915
December 31, 2021	249,409	—	249,409
2020 to 2021 Overall Reserve Changes
•Added 203 Bcfe of proved reserves comprised of 152 Bcfe from additional proved undeveloped locations and 51 Bcfe of proved developed reserves from drilling activities.
•Had total positive revisions of approximately 35 Bcfe, comprised primarily of a 9 Bcfe positive revision due to an increase in commodity prices, a 15 Bcfe positive revision from changes in ownership and an 11 Bcfe positive revision from improved well performance.
2020 to 2021 PUD Changes

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Added approximately 152 Bcfe from additional proved undeveloped locations.
•Had total positive revisions of approximately 25 Bcfe, comprised of a 3 Bcfe positive revision due to an increase in commodity prices, a 16 Bcfe positive revision from changes in ownership and a 6 Bcfe positive revision from improved well performance.
2019 to 2020 Overall Reserve Changes
•Had total negative revisions of approximately 152 Bcfe, comprised primarily of a 149 Bcfe negative revision due to the downturn in commodity prices and a 17 Bcfe negative revision from the loss of leases. These downward revisions were offset by a 14 Bcfe positive revision due to improved well performance.
2019 to 2020 PUD Changes
•Had total negative revisions of approximately 165 Bcfe, comprised of a 148 Bcfe negative revision due to the downturn in commodity prices and a 17 Bcfe negative revision from lease expirations.
2018 to 2019 Overall Reserve Changes
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
2018 to 2019 PUD Changes
•Converted approximately 29 Bcfe to proved developed reserves.
•Added approximately 12 Bcfe from additional proved undeveloped locations.
•Had total positive revisions of approximately 8 Bcfe, comprised primarily of a 9 Bcfe positive revision from well performance, a 2 Bcfe negative revision due to prices and a 1 Bcfe positive revision from changes in ownership.

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Table V — Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas Reserves
ASC 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Tellurian has followed these guidelines, which are briefly discussed below.
Future cash inflows and future production and development costs as of December 31, 2021, 2020 and 2019 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of natural gas and condensate to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on the continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates, including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following summary sets forth our future net cash flows relating to proved natural gas and condensate reserves based on the standardized measure (in thousands):

	Year Ended December 31,
	2021	2020	2019
Future cash inflows	$945,651	$132,563	$534,577
Future production costs	(133,909)	(34,624)	(102,268)
Future development costs	(211,836)	(71,557)	(287,111)
Future income tax provisions	(54,401)	—	(6,612)
Future net cash flows	545,505	26,382	138,586
Less effect of a 10% discount factor	(181,302)	(19,497)	(85,415)
Standardized measure of discounted future net cash flows	$364,203	$6,885	$53,171

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Table VI — Changes in Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas Reserves
The following table sets forth the changes in the standardized measure of discounted future net cash flows (in thousands):

December 31, 2018	$145,811
Sales and transfers of gas and condensate produced, net of production costs	(21,704)
Net changes in prices and production costs	(134,366)
Extensions, discoveries, additions and improved recovery, net of related costs	2,019
Development costs incurred	23,485
Revisions of estimated development costs	6,165
Revisions of previous quantity estimates	(12,660)
Accretion of discount	17,821
Net change in income taxes	28,316
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	(1,716)
December 31, 2019	$53,171
Sales and transfers of gas and condensate produced, net of production costs	(20,211)
Net changes in prices and production costs	(58,136)
Extensions, discoveries, additions and improved recovery, net of related costs	—
Development costs incurred	—
Revisions of estimated development costs	—
Revisions of previous quantity estimates	26,133
Accretion of discount	5,725
Net change in income taxes	4,077
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	(3,874)
December 31, 2020	$6,885
Sales and transfers of gas and condensate produced, net of production costs	(39,806)
Net changes in prices and production costs	110,850
Extensions, discoveries, additions and improved recovery, net of related costs	255,246
Development costs incurred	—
Revisions of estimated development costs	10,643
Revisions of previous quantity estimates	35,012
Accretion of discount	688
Net change in income taxes	(27,455)
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	12,140
December 31, 2021	$364,203

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Octávio Simões, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Kian Granmayeh, the Company’s Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We made no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the U.S. We make modifications to improve the design and effectiveness of our disclosure controls and may take other corrective action if our reviews identify deficiencies or weaknesses in our controls.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than May 2, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than May 2, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than May 2, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than May 2, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than May 2, 2022.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:
1.Financial Statements. Tellurian’s consolidated financial statements are included in Item 8 of Part II of this report. Reference is made to the accompanying Index to Financial Statements.
2.Financial Statement Schedules. Our financial statement schedules filed herewith are set forth in Item 8 of Part II of this report as follows: All valuation and qualifying accounts schedules were omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedule.
3.Exhibits. The exhibits listed below are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

Exhibit No.	Description
1.1‡
Amended and Restated Distribution Agency Agreement, dated as of January 21, 2020, by and between Tellurian Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

1.2‡
Distribution Agency Agreement, dated as of December 17, 2021, by and between Tellurian Inc. and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 17, 2021)

1.3‡
At Market Issuance Sales Agreement, dated as of December 17, 2021, by and between Tellurian Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on December 17, 2021)

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
4.2
Warrant to Purchase Common Stock, dated as of April 29, 2020, issued to HT Investments MA LLC (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

4.3
Indenture, dated as of November 10, 2021, by and between the Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021)

4.4
First Supplemental Indenture, dated as of November 10, 2021, by and between the Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021)

4.5*	Second Supplemental Indenture, dated as of November 10, 2021, by and between the Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee
4.6	Form of 8.25% Senior Note due 2028 (included as Exhibit A to Exhibit 4.5)
10.1††
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

10.1.1
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
10.1.2††
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

10.1.3††
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

10.1.4††
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

10.1.5††
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

10.1.6††
Change Order CO-006, executed on October 20, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.2††
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

10.2.1
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

10.2.2††
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

10.2.3††
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

10.2.4††
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
10.3.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.3.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.3.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.4††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.4.1
Change Order CO-001, dated as of June 12, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.4.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.4.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.4.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.5††‡
LNG Sale and Purchase Agreement by and between Driftwood LNG LLC and Gunvor Singapore Pte Ltd, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2021)

10.6††‡
LNG Sale and Purchase Agreement by and between Driftwood LNG LLC and Vitol Inc., dated as of June 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

10.7††‡
LNG Sale and Purchase Agreement 1 by and between Driftwood LNG LLC and Shell NA LNG LLC, dated as of July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2021)

10.8††‡
LNG Sale and Purchase Agreement 2 by and between Driftwood LNG LLC and Shell NA LNG LLC, dated as of July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2021)

10.9†‡
Executive Chairman Employment Agreement, effective as of October 1, 2021, by and between Tellurian Inc. and Charif Souki (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021)

10.10†‡
President and Chief Executive Officer Employment Agreement, effective as of October 1, 2021, by and between Tellurian Inc. and Octávio Simões (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2021)

Exhibit No.	Description
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

10.14†‡	Tellurian Inc. Executive Severance Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 6, 2022)
10.15†‡*	Tellurian Inc. Employee Severance Plan, effective as of January 1, 2022
10.16†	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.17†	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.18†	Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
10.18.1†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.18.2†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.23.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

10.18.3†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.18.4†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees) (Time-Based Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.18.5†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.18.6†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.18.7†*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting)
10.18.8†
Form of Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.18.9†	Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, dated December 15, 2020, by and between Tellurian Inc. and Charif Souki
10.18.10†
Form of Omnibus Amendment to Outstanding Restricted Stock Agreement under Tellurian Inc. Amended and Restated 2016 Omnibus Incentive Compensation Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.19†	Tellurian Inc. Incentive Compensation Program, effective as of November 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2022)
10.19.1†
Form Long Term Incentive Award Agreement under the Tellurian Inc. Incentive Compensation Program (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.19.2†	Long Term Incentive Award Agreement under the Tellurian Inc. Incentive Compensation Program, effective as of January 13, 2022, by and between Tellurian Inc. and Khaled Sharafeldin
10.20†	Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

Exhibit No.	Description
10.20.1†
Form of Restricted Stock Amendment Letter regarding the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.20.2†
Form of Notice of Grant and Restricted Stock Award Agreement pursuant to the 2016 Tellurian Investments Omnibus Incentive Plan (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.20.3†
Form of Amendment to Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.20.4†
Form of Omnibus Amendment to Outstanding Restricted Stock Agreement under Tellurian Investments Inc. 2016 Omnibus Incentive Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.21†	Form of Construction Incentive Award Agreement (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018)
10.22†	Form of Construction Incentive Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)
10.23†	Form of Performance-based Retention Incentive Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)
10.24†*	2020 Cash Incentive Award Agreement, dated as of September 28, 2020, by and between Tellurian Management Services LLC and Octávio Simões (Milestone-Based Vesting)
21.1*	Subsidiaries of Tellurian Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Summary Reserves Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	February 23, 2022	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	February 23, 2022	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Octávio M.C. Simões	Date:	February 23, 2022
President and Chief Executive Officer, Tellurian Inc. (as Principal Executive Officer)

/s/ L. Kian Granmayeh	Date:	February 23, 2022
L. Kian Granmayeh, Chief Financial Officer, Tellurian Inc. (as Principal Financial Officer)

/s/ Khaled A. Sharafeldin	Date:	February 23, 2022
Khaled A. Sharafeldin, Chief Accounting Officer, Tellurian Inc. (as Principal Accounting Officer)

/s/ Charif Souki	Date:	February 23, 2022
Charif Souki, Director and Executive Chairman, Tellurian Inc.

/s/ Martin J. Houston	Date:	February 23, 2022
Martin J. Houston, Director and Vice Chairman, Tellurian Inc.

/s/ Jean P. Abiteboul	Date:	February 23, 2022
Jean P. Abiteboul, Director, Tellurian Inc.

/s/ James D. Bennett	Date:	February 23, 2022
James D. Bennett, Director, Tellurian Inc.

/s/ Diana Derycz-Kessler	Date:	February 23, 2022
Diana Derycz-Kessler, Director, Tellurian Inc.

/s/ Dillon J. Ferguson	Date:	February 23, 2022
Dillon J. Ferguson, Director, Tellurian Inc.

/s/ Jonathan S. Gross	Date:	February 23, 2022
Jonathan S. Gross, Director, Tellurian Inc.

/s/ Claire R. Harvey	Date:	February 23, 2022
Claire R. Harvey, Director, Tellurian Inc.

/s/ Brooke A. Peterson	Date:	February 23, 2022
Brooke A. Peterson, Director, Tellurian Inc.

/s/ Don A. Turkleson	Date:	February 23, 2022
Don A. Turkleson, Director, Tellurian Inc.