Form 10-Q
period 2022-03-31
TELLURIAN INC. /DE/
filed 2022-05-04
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐ No ☒
    As of April 25, 2022, there were 568,227,494 shares of common stock, $0.01 par value, issued and outstanding.
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
•planned or estimated costs or capital expenditures;
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
DEFINITIONS
    To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

Bcf	Billion cubic feet of natural gas
DD&A	Depreciation, depletion and amortization
DFC	Deferred financing costs
EPC	Engineering, procurement and construction
FID	Final investment decision as it pertains to the Driftwood Project
GAAP	Generally accepted accounting principles in the U.S.
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
Mtpa	Million tonnes per annum
NYSE American	NYSE American LLC
Phase 1	Plants one and two of the Driftwood terminal
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$295,728	$305,496
Accounts receivable	14,666	9,270
Prepaid expenses and other current assets	25,387	12,952
Total current assets	335,781	327,718
Property, plant and equipment, net	351,132	150,545
Deferred engineering costs	—	110,025
Other non-current assets	45,293	33,518
Total assets	$732,206	$621,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,802	$2,852
Accrued and other liabilities	76,536	85,946
Borrowings	—	—
Total current liabilities	84,338	88,798
Long-term liabilities:
Borrowings	54,891	53,687
Other non-current liabilities	68,322	61,020
Total long-term liabilities	123,213	114,707

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 authorized: 545,890,311 and 500,453,575 shares outstanding, respectively	5,229	4,774
Additional paid-in capital	1,517,031	1,344,526
Accumulated deficit	(997,666)	(931,060)
Total stockholders’ equity	524,655	418,301
Total liabilities and stockholders’ equity	$732,206	$621,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Natural gas sales	$25,989	$8,706
LNG sales	120,951	—
Total revenue	146,940	8,706

Operating costs and expenses:
Cost of sales	135,827	2,406
Development expenses	17,665	8,141
Depreciation, depletion and amortization	4,021	2,652
General and administrative expenses	32,325	15,111
Total operating costs and expenses	189,838	28,310
Loss from operations	(42,898)	(19,604)
Interest expense, net	(2,280)	(5,892)
Gain on extinguishment of debt, net	—	1,574
Other expense, net	(21,428)	(3,063)
Loss before income taxes	(66,606)	(26,985)
Income tax	—	—
Net loss	$(66,606)	$(26,985)
Net loss per common share(1):
Basic and diluted	$(0.14)	$(0.08)
Weighted-average shares outstanding:
Basic and diluted	491,337	356,676

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Total shareholders’ equity, beginning balance	$418,301	$109,090

Preferred stock	61	61

Common stock:
Beginning balance	4,774	3,309
Common stock issuances	454	387
Share-based compensation, net	1	23
Warrant exercises	—	60
Ending balance	5,229	3,779

Additional paid-in capital:
Beginning balance	1,344,526	922,042
Common stock issuances	171,204	88,776
Share-based compensation, net	906	2,656
Share-based payments	395	—
Warrant exercises	—	8,117
Warrant cancellation	—	(218)
Ending balance	1,517,031	1,021,373

Accumulated deficit:
Beginning balance	(931,060)	(816,322)
Net loss	(66,606)	(26,985)
Ending balance	(997,666)	(843,307)

Total shareholders’ equity, ending balance	$524,655	$181,906
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(66,606)	$(26,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	4,021	2,652
Amortization of debt issuance costs, discounts and fees	61	3,061
Share-based compensation	906	1,571
Share-based payments	396	—
Interest elected to be paid-in-kind	—	508
Unrealized loss on financial instruments not designated as hedges	20,262	1,080
Net gain on extinguishment of debt	—	(1,574)
Other	231	(80)
Net changes in working capital (Note 15)	(41,850)	9,292
Net cash used in operating activities	(82,579)	(10,475)

Cash flows from investing activities:
Development of natural gas properties	(25,305)	(1,130)
Payment of LNG construction costs	(24,500)	—
Land purchases and land improvements	(19,064)	(270)
Investment in unconsolidated entity	(6,089)	—
Net cash used in investing activities	(74,958)	(1,400)

Cash flows from financing activities:
Proceeds from common stock issuances	176,974	91,929
Equity issuance costs	(5,316)	(2,766)
Borrowing proceeds	1,178	—
Borrowing issuance costs	(35)	—
Borrowing principal repayments	—	(102,725)
Tax payments for net share settlement of equity awards (Note 15)	—	(2,305)
Proceeds from warrant exercises	—	8,177
Other	(32)	(1)
Net cash provided by (used in) financing activities	172,769	(7,691)

Net increase (decrease) in cash, cash equivalents and restricted cash	15,232	(19,566)
Cash, cash equivalents and restricted cash, beginning of period	307,274	81,738
Cash, cash equivalents and restricted cash, end of period	$322,506	$62,172
Supplementary disclosure of cash flow information:
Interest paid	$1,057	$2,116

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
Nature of Operations
Tellurian is developing and plans to own and operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets. The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project.”
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Liquidity
Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Condensed Consolidated Financial Statements, we have generated losses and negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues that is sufficient to cover our future operating costs and obligations as they become due during the twelve months following the issuance of the Condensed Consolidated Financial Statements.
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the Condensed Consolidated Financial Statements. The Company has the ability to generate additional proceeds from various other potential financing transactions. We are currently focused on the financing and construction of the Driftwood terminal.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$413	$605
Deposits	21,897	3,589
Restricted cash	3,000	—
Derivative asset, net current	—	8,693
Other current assets	77	65
Total prepaid expenses and other current assets	$25,387	$12,952
Deposits
Margin deposits posted with a third-party financial institution related to our financial instrument contracts were approximately $20.2 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively.

Restricted Cash
Restricted cash as of March 31, 2022, represents funds held in escrow under the terms of an agreement to purchase land for the Driftwood Project.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Upstream natural gas assets
Proved properties	$117,336	$96,297
Wells in progress	25,497	17,653
Accumulated DD&A	(52,539)	(48,638)
Total upstream natural gas assets, net	90,294	65,312

Driftwood Project
Land and land improvements	50,950	25,222
Driftwood terminal construction in progress	148,930	—
Finance lease assets, net of accumulated DD&A	57,589	57,883
Buildings and other assets, net of accumulated DD&A	363	371
Total Driftwood Project, net	257,832	83,476

Fixed assets and other
Leasehold improvements and other assets	4,443	3,104
Accumulated DD&A	(1,437)	(1,347)
Total fixed assets and other, net	3,006	1,757
Total property, plant and equipment, net	$351,132	$150,545
Land
We own land in Louisiana intended for the construction of the Driftwood Project. During the three months ended March 31, 2022, we acquired land essential for the construction of the Driftwood Project at a total cost of $19.0 million, inclusive of capitalized land purchase options of approximately $5.5 million.
Driftwood Terminal Construction in Progress
During the year ended December 31, 2021, the Company initiated certain owner construction activities necessary to proceed under our LSTK EPC agreement with Bechtel Energy Inc., formerly known as Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), for Phase 1 of the Driftwood terminal dated as of November 10, 2017 (the “Phase 1 EPC Agreement”). On March 24, 2022, the Company issued a limited notice to proceed to Bechtel under the Phase 1 EPC Agreement to commence construction of Phase 1 of the Driftwood terminal on April 4, 2022. As the Company commenced construction activities, Deferred engineering costs and Permitting Costs of approximately $110.0 million and $13.4 million, respectively, were transferred to construction in progress as of March 31, 2022. The Company capitalizes all directly identifiable project costs as construction in progress until the constructed assets are placed in service.
NOTE 4 — DEFERRED ENGINEERING COSTS
Deferred engineering costs related to the planned construction of the Driftwood terminal were transferred to construction in progress upon issuing the limited notice to proceed to Bechtel in March 2022. See Note 3, Property, Plant and Equipment, for further information.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Land lease and purchase options	$799	$6,368
Permitting costs	—	13,408
Right of use asset — operating leases	13,437	10,166
Restricted cash	23,778	1,778
Investment in unconsolidated entity	6,089	—
Other	1,190	1,798
Total other non-current assets	$45,293	$33,518
Land Lease and Purchase Options
We hold lease and purchase option agreements (the “Options”) for certain tracts of land and associated river frontage. Upon exercise of the Options, the leases are subject to maximum terms of 50 years (inclusive of various renewals, at the option of the Company). Costs of the Options will be amortized over the life of the lease once obtained, or capitalized into the cost of land if purchased. During the three months ended March 31, 2022, we capitalized land purchase options of approximately $5.5 million related to purchases for the Driftwood Project. Land purchase options held by the Company as of March 31, 2022 are related to the Driftwood pipeline.
Permitting Costs
Permitting costs primarily represented the purchase of wetland credits in connection with our permit application to the USACE in 2017 and 2018. These wetland credits were transferred to construction in progress upon issuing the limited notice to proceed in March 2022 to Bechtel. See Note 3, Property, Plant and Equipment, for further information. These wetland credits will be applied to our permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which require us to mitigate the potential impact to Louisiana wetlands that might be caused by the construction of the Driftwood Project.
Restricted Cash
Restricted cash as of March 31, 2022 and December 31, 2021, represents cash collateralization of a letter of credit associated with a finance lease.

Investment in unconsolidated entity
On February 24, 2022, the Company purchased 1.5 million ordinary shares of an unaffiliated entity engaged in renewable energy services for a total cost of approximately $6.1 million. This investment does not provide the Company with a controlling financial interest in or significant influence over the operating or financial decisions of the unaffiliated entity. The Company’s investment was recorded at cost.
NOTE 6 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
During the fourth quarter of 2021, we entered into natural gas financial instruments to economically hedge the commodity price exposure of a portion of our natural gas production. The Company’s open positions as of March 31, 2022, had notional volumes of 9.2 Bcf, with maturities extending through March 2023.
LNG Financial Futures
During the three months ended December 31, 2021, we entered into LNG financial future contracts to reduce our exposure to commodity price fluctuations, and to achieve more predictable cash flows relative to two LNG cargos that we were committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of March 31, 2022, there were no open LNG financial futures positions.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the effect of the Company’s financial instruments on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Natural gas financial instruments:
Realized (loss) gain	$(715)	$426
Unrealized loss	15,101	1,080
LNG financial futures:
Realized gain	3,532	—
Unrealized loss	5,161	—
The following table presents the classification of the Company’s financial derivative assets and liabilities that are required to be measured at fair value on a recurring basis on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2022	December 31, 2021
Current assets:
LNG financial futures	—	$8,693
Current liabilities:
Natural gas financial instruments	$15,101	—
The Company’s natural gas and LNG financial instruments are valued using quoted prices in active exchange markets as of the balance sheet date and are classified as Level 1 within the fair value hierarchy.
NOTE 7 — ACCRUED AND OTHER LIABILITIES
    The components of accrued and other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Upstream accrued liabilities	$32,535	$26,421
Payroll and compensation	14,525	50,243
Accrued taxes	498	991
Driftwood Project development activities	5,163	435
Lease liabilities	2,499	2,279
Current derivative liability	15,101	—
Accounts payable due to related parties	175	—
Other	6,040	5,577
Total accrued and other liabilities	$76,536	$85,946
Accounts payable due to related parties
The Company entered into a one-year independent contractor agreement with Mr. Martin Houston, who serves as Vice Chairman and Director of the Company’s Board of Directors, effective January 1, 2022. Pursuant to the terms and conditions of this agreement, the Company will pay Mr. Houston a monthly fee of $50.0 thousand plus approved expenses. As of March 31, 2022, a balance of approximately $175.0 thousand was owed to Mr. Houston for contractor service fees and expenses.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 8 — BORROWINGS
The following tables summarize the Company’s borrowings as of March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022
	Principal repayment obligation	Unamortized debt issuance costs and discounts	Carrying value
Senior Notes due 2028	$57,678	$(2,787)	$54,891
Total borrowings	$57,678	$(2,787)	$54,891

	December 31, 2021
	Principal repayment obligation	Unamortized debt issuance costs and discounts	Carrying value
Senior Notes due 2028	$56,500	$(2,813)	$53,687
Total borrowings	$56,500	$(2,813)	$53,687

Senior Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”). Net proceeds from the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Notes resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell from time to time on the NYSE American up to an aggregate principal amount of $200.0 million of additional Senior Notes. For the three months ended March 31, 2022, we sold approximately $1.2 million aggregate principal amount of additional Senior Notes for total proceeds of approximately $1.1 million after fees and commissions under our at-the-market debt offering program. See Note 16, Subsequent Events, for further information.
Extinguishment of the 2019 Term Loan
On May 23, 2019, Driftwood Holdings LP, a wholly owned subsidiary of the Company, entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million. On March 12, 2021 (the “Extinguishment Date”), we finalized a voluntary repayment of the remaining outstanding principal balance of the 2019 Term Loan. A total of approximately $43.7 million was repaid to the lender during the first quarter of 2021 to satisfy the outstanding borrowing obligation. The extinguishment of the 2019 Term Loan resulted in an approximately $2.1 million gain, which was recognized within Gain on extinguishment of debt, net, on our Condensed Consolidated Statements of Operations.
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
2018 Term Loan
On September 28, 2018, Tellurian Production Holdings LLC, a wholly owned subsidiary of Tellurian Inc., entered into a three-year senior secured term loan credit agreement (the “2018 Term Loan”) in an aggregate principal amount of $60.0 million. On February 18, 2021, we voluntarily repaid approximately $43.0 million of the 2018 Term Loan outstanding principal balance. As a result of this voluntary repayment, we recognized an approximately $0.5 million loss, which was netted

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
against the gain on extinguishment of the 2019 Term Loan, and presented within Gain on extinguishment of debt, net, on our Condensed Consolidated Statements of Operations on this partial extinguishment due to the pro-rata recognition of the unamortized DFC and discount associated with the 2018 Term Loan.
Covenant Compliance
As of March 31, 2022, the Company was in compliance with all covenants under the indenture governing the Senior Notes.
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of March 31, 2022, no amounts were drawn under this credit line.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
On January 26, 2022, our wholly owned subsidiary Tellurian Trading UK Ltd entered into an agreement to cancel three LNG cargos that the Company was committed to purchase in April, July and October 2022 under a master LNG sale and purchase agreement (“LNG SPA”) we entered into in April 2019 with an unrelated third-party LNG merchant. The Company will be required to pay a cancellation fee of approximately $1.0 million for all three LNG cargos. The Company does not have any further commitments or obligations under this LNG SPA.
NOTE 10 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintain multiple at-the-market equity offering programs pursuant to which we may sell shares of our common stock from time to time on the NYSE American. During the three months ended March 31, 2022, we issued 45.4 million shares of our common stock under our at-the-market equity offering programs for net proceeds of approximately $171.7 million. As of March 31, 2022, we had remaining availability under such at-the-market programs to raise aggregate gross sales proceeds of up to approximately $255.8 million. See Note 16, Subsequent Events, for further information.
Common Stock Purchase Warrants
2019 Term Loan
During the first quarter of 2021, the lender of the 2019 Term Loan exercised warrants to purchase approximately 6.0 million shares of our common stock for total proceeds of approximately $8.2 million. As discussed in Note 8, Borrowings, the 2019 Term Loan has been repaid in full and the lender no longer holds any warrants.
Preferred Stock
In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel, pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”).
The holders of the Preferred Stock do not have dividend rights but do have a liquidation preference over holders of our common stock. The holders of the Preferred Stock may convert all or any portion of their shares into shares of our common stock on a one-for-one basis. At any time after “Substantial Completion” of “Project 1,” each as defined in and pursuant to the Phase 1 EPC Agreement, or at any time after March 21, 2028, we have the right to cause all of the Preferred Stock to be converted into shares of our common stock on a one-for-one basis. The Preferred Stock has been excluded from the computation of diluted loss per share because including it in the computation would have been antidilutive for the periods presented.
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of March 31, 2022, there was no Restricted Stock that would be required to be settled in cash.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2022, we had approximately 31.0 million shares of performance-based Restricted Stock outstanding, of which approximately 19.2 million shares will vest entirely at FID, as defined in the award agreements, and approximately 11.2 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of performance-based Restricted Stock, totaling approximately 0.6 million shares, will vest based on other criteria. As of March 31, 2022, no expense had been recognized in connection with performance-based Restricted Stock.
For the three months ended March 31, 2022, the recognized share-based compensation expenses related to all share-based awards totaled approximately $0.9 million. As of March 31, 2022, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $201.3 million. Further, the approximately 31.0 million shares of performance-based Restricted Stock, as well as approximately 11.1 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 12 — INCENTIVE COMPENSATION PROGRAM
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
Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Company’s Board of Directors (the “2021 LTI Award”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at grant date, and the first and second anniversaries of the grant date. Non-vested tracking unit awards as of March 31, 2022 and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2022	—	—
Granted	19,309	$3.09
Vested	(6,436)	3.38
Forfeited	(76)	2.70
Unvested balance at March 31, 2022	12,797	$5.30

We recognize compensation expense for awards with graded vesting schedules over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards. Compensation expense for the first tranche of the 2021 LTI Award that vested at the grant date was recognized over the performance period when it was probable that the performance condition was achieved. Compensation expense for the second and third tranches of the 2021 LTI Award is recognized on a straight-line basis over the requisite service period. Compensation expense for unvested tracking units is subsequently adjusted each reporting period to reflect the estimated payout levels based on changes in the Company’s stock price and actual forfeitures. For the three months ended March 31, 2022, we recognized approximately $12.7 million in compensation expense for the second and third tranches of the 2021 LTI Award.
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2022 and December 31, 2021. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three months ended March 31, 2022.

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
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in thousands):

Leases	Consolidated Balance Sheets Classification	March 31, 2022	December 31, 2021
Right of use asset
Operating	Other non-current assets	$13,437	$10,166
Finance	Property, plant and equipment, net	57,589	57,883
Total leased assets		$71,026	$68,049
Liabilities
Current
Operating	Accrued and other liabilities	$2,365	$2,147
Finance	Accrued and other liabilities	134	132
Non-Current
Operating	Other non-current liabilities	12,553	9,563
Finance	Other non-current liabilities	50,068	50,103
Total leased liabilities		$65,120	$61,945
Lease costs recognized in our Consolidated Statements of Operations is summarized as follows (in thousands):

	Three months ended
Lease Costs	2022	2021
Operating lease cost	$685	$724
Finance lease cost
Amortization of lease assets	294	100
Interest on lease liabilities	994	456
Finance lease cost	$1,288	$556
Total lease cost	$1,973	$1,280
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

March 31, 2022
Lease term and discount rate
Weighted average remaining lease term (years)
Operating lease	5.2
Finance lease	49.2
Weighted average discount rate
Operating lease	6.1%
Finance lease	9.4%

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table includes other quantitative information for our operating and finance leases (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$743	$724
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—

The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of March 31, 2022 (in thousands):

	Operating	Finance
2022	$2,350	$3,083
2023	3,316	4,111
2024	3,359	4,111
2025	3,401	4,111
2026	3,423	4,111
After 2026	1,633	182,222
Total lease payments	$17,482	$201,749
Less: discount	2,564	151,547
Present value of lease liability	$14,918	$50,202
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Three Months Ended March 31,
	2022	2021
Accounts receivable	$(5,396)	$916
Prepaid expenses and other current assets [1]	(14,595)	5
Accounts payable	4,950	1,674
Accounts payable due to related parties	175	(460)
Accrued liabilities [1]	(27,810)	7,669
Other, net	826	(512)
Net changes in working capital	$(41,850)	$9,292
1 Excludes changes in the Company’s derivative assets and liabilities.
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2022	2021
Non-cash accruals of property, plant and equipment and other non-current assets	$10,931	(356)
Non-cash settlement of withholding taxes associated with the 2019 bonus and vesting of certain awards	—	2,305
Non-cash settlement of the 2019 bonus	—	3,258

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$295,728	$58,729
Current restricted cash	3,000	—
Non-current restricted cash	23,778	3,443
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$322,506	$62,172
NOTE 16 — SUBSEQUENT EVENTS
At-the-Market Programs
Subsequent to March 31, 2022, and through the date of this filing, we sold approximately 22.3 million shares of common stock for total proceeds of approximately $128.1 million, net of approximately $4.0 million in fees and commissions, under our at-the-market equity offering programs. We did not sell any Senior Notes under the at-the-market debt offering program. On April 7, 2022, the Company increased the maximum aggregate sales proceeds of one of our at-the-market equity offering programs from $200.0 million to $400.0 million. As of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $522.6 million under our at-the-market debt and equity offering programs.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project”. Our existing natural gas assets consist of 13,521 net acres and interests in 82 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing or newly acquired upstream acreage. We are currently focused on the financing and construction of the Driftwood terminal.
We continue to evaluate the scope and other aspects of our Business in light of the evolving economic environment, needs of potential counterparties and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.
Overview of Significant Events
Limited Notice to Proceed
On March 24, 2022 the Company issued a limited notice to proceed to Bechtel Energy Inc., formerly known as Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), under our LSTK EPC agreement for Phase 1 of the Driftwood terminal dated as of November 10, 2017 (the “Phase 1 EPC Agreement”).
Land purchases
In January 2022, the Company exercised and capitalized land options of approximately $5.5 million to purchase land essential to the construction of the Driftwood Project for approximately $12.0 million.
LNG Trading Activities
The Company does not have any further commitments or obligations to purchase LNG cargos under its existing master LNG sale and purchase agreement. Refer to Note 9, Commitments and Contingencies, for further information.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $295.7 million of cash and cash equivalents as of March 31, 2022. We currently maintain at-the-market debt and equity offering programs pursuant to which we sell our Senior Notes and common stock from time to time. As of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $522.6 million under these programs.
As of March 31, 2022, we had total indebtedness of $57.7 million, none of which is scheduled to be repaid within the next twelve months. We also had contractual obligations associated with our finance and operating leases totaling $219.2 million, of which $7.3 million is scheduled to be paid within the next twelve months.
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the consolidated financial statements. The Company has the ability to generate additional proceeds from various other potential financing transactions. We are currently focused on the financing and construction of the Driftwood terminal.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,

	2022	2021
Cash used in operating activities	$(82,579)	$(10,475)
Cash used in investing activities	(74,958)	(1,400)
Cash provided by (used in) financing activities	172,769	(7,691)

Net increase (decrease) in cash, cash equivalents and restricted cash	15,232	(19,566)
Cash, cash equivalents and restricted cash, beginning of the period	307,274	81,738
Cash, cash equivalents and restricted cash, end of the period	$322,506	$62,172

Net working capital	$251,443	$1,282
Cash used in operating activities for the three months ended March 31, 2022 increased by approximately $72.1 million due to an overall increase in disbursements in the normal course of business.
Cash used in investing activities for the three months ended March 31, 2022 increased by approximately $73.6 million compared to the same period in 2021 primarily related to increased natural gas development activities of $25.3 million, land purchases and land improvements of $19.1 million, the payment of LNG construction costs of $24.5 million and an investment of $6.1 million in an unconsolidated entity, as compared to the same period in 2021.
Cash provided by (used in) financing activities for the three months ended March 31, 2022 increased by approximately $180.5 million compared to the same period in 2021. This increase is primarily due to approximately $171.7 million in net proceeds from equity issuances as compared to $89.2 million in the prior period as well as approximately $102.7 million in principal repayments of our borrowings in the prior period.
Borrowings
As of March 31, 2022, we had total indebtedness of approximately $57.7 million, and we were in compliance with the covenants under the indentures governing the Senior Notes. See Note 8, Borrowings, for further information.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. We have received all regulatory approvals for the construction of Phase 1 of the Driftwood terminal and, as a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process. We initiated certain owner construction activities necessary to proceed under the Phase 1 EPC Agreement and increased our upstream development activities. In March 2022, we issued a limited notice to proceed to Bechtel under our Phase 1 EPC Agreement to commence the construction of Phase 1 of the Driftwood terminal.
We currently estimate the total cost of the Driftwood Project as well as related pipelines and upstream natural gas assets to be approximately $25.0 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction and other financing costs. We have entered into four LSTK EPC agreements currently totaling $15.5 billion, or $561 per tonne, with Bechtel for construction of the Driftwood terminal. The proposed Driftwood terminal will have a liquefaction capacity of up to approximately 27.6 Mtpa and will be situated on approximately 1,200 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths.
Our strategy involves acquiring additional natural gas properties, including properties in the Haynesville shale trend. We intend to pursue potential acquisitions of such assets, or public or private companies that own such assets. We would expect to use stock, cash on hand, or cash raised in financing transactions to complete an acquisition of this type.
We anticipate funding our more immediate liquidity requirements relative to the commencement of construction of the Driftwood terminal, natural gas development costs, and general and administrative expenses through the use of cash on hand, proceeds from operations, and proceeds from completed and future issuances of securities by us. Investments in the construction of the Driftwood terminal and natural gas development may be significant in 2022, but the size of those investments will depend on, among other things, commodity prices, Driftwood Project financing developments and other liquidity considerations, and our continuing analysis of strategic risks and opportunities. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its short- and medium-term capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Total revenue	$146,940	$8,706
Cost of sales	135,827	2,406
Development expenses	17,665	8,141
Depreciation, depletion and amortization	4,021	2,652
General and administrative expenses	32,325	15,111
Loss from operations	(42,898)	(19,604)
Interest expense, net	(2,280)	(5,892)
Gain on extinguishment of debt, net	—	1,574
Other expense, net	(21,428)	(3,063)
Income tax benefit	—	—
Net loss	$(66,606)	$(26,985)
Our consolidated Net loss was approximately $66.6 million for the three months ended March 31, 2022, compared to a Net loss of approximately $27.0 million during the same period in 2021. The increase in net loss of approximately $39.6 million is primarily a result of the following:
•Increase of approximately $138.2 million in Total revenue compared to the same period in 2021 attributable to a $17.3 million increase in Natural gas sales revenues as a result of increased realized natural gas prices and production volumes and a $121.0 million increase in LNG sales revenues from the sale of an LNG cargo in January 2022.
•Increase of approximately $133.4 million in Cost of sales primarily attributable to the purchase of an LNG cargo in January 2022.
•Increase of approximately $9.5 million in Development expenses primarily attributable to a $5.1 million increase in compensation expenses and a $4.4 million increase in professional services, engineering services and other development expenses associated with the Driftwood Project.
•Increase of approximately $17.2 million in General and administrative expenses primarily attributable to a $9.4 million increase in compensation expenses and a $7.8 million increase in professional services and other expenses.

•Increase of approximately $18.4 million in Other expense, net primarily attributable to a $20.3 million Unrealized loss on financial instruments due to changes in the fair value of the Company’s derivative instruments. The Unrealized loss on financial instruments was partially offset by a $3.5 million realized gain on LNG financial futures settlements, which was partially offset by a $0.7 million realized loss on natural gas financial instruments settlements, as compared to the same period in 2021.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended March 31, 2022. Please refer to the Summary of Critical Accounting Estimates section within Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates and accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended March 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended March 31, 2022.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1
Amendment to Distribution Agreement, dated as of April 7, 2022, by and between Tellurian Inc. and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 7, 2022)

10.1†
Form of Omnibus Amendment to Outstanding Restricted Stock Agreement under Tellurian Inc. Amended and Restated 2016 Omnibus Incentive Compensation Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.2†
Form of Omnibus Amendment to Outstanding Restricted Stock Agreement under Tellurian Investments Inc. 2016 Omnibus Incentive Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.3†	Tellurian Inc. Incentive Compensation Program, effective as of November 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2022)
10.4†
Form Long Term Incentive Award Agreement under the Tellurian Inc. Incentive Compensation Program (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.5†	Tellurian Inc. Executive Severance Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 6, 2022)
10.6††*
Change Order CO-007, dated as of March 24, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.7††*
Change Order CO-008, dated as of March 30, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.8*	Independent Contractor Agreement, dated as of March 30, 2022, by and between Tellurian Inc. and Martin Houston
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	May 4, 2022	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	May 4, 2022	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.